Form 10-Q
period 2004-03-31
ULTRA CLEAN HOLDINGS INC
filed 2004-05-10
CIK 1275014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-50646

Ultra Clean Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-1655526
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

150 Independence Drive, Menlo Park, California	94025-1136
(Address of principal executive offices)	(Zip Code)

(650) 323-4100
Registrant’s telephone number, including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

     Number of shares outstanding of the issuer’s common stock as of April 30, 2004: 16,307,895

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	December 31,	March 31,
	2003	2004
		(Unaudited)
ASSETS
Current assets:
Cash	$6,035	$7,235
Accounts receivable, subscribed stock	—	39,060
Accounts receivable	11,724	19,679
Inventories	9,123	15,064
Deferred income taxes	1,802	2,013
Prepaid expenses and other	210	224

Total current assets	28,894	83,275
Equipment and leasehold improvements, net	3,573	3,556
Goodwill	6,617	6,617
Tradename	8,987	8,987
Deferred income taxes	1,731	1,617
Other non-current assets	353	359

Total assets	$50,155	$104,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,805	$22,354
Accrued expenses and other liabilities	1,459	4,510
Income taxes payable	—	1,301
Capital lease obligations, current portion	111	126

Total current liabilities	11,375	28,291
Capital lease obligations and other liabilities	447	509
Series A Senior Notes to related parties, net of deferred compensation of $580 in 2003 and $0 in 2004	30,013	30,593

Total liabilities	41,835	59,393

Commitments and contingencies
Stockholders’ equity:
Common stock — $0.001 par value, 90,000,000 authorized; 10,245,395 and 16,307,895 shares issued and outstanding, in 2003 and 2004, respectively	10,377	46,074
Deferred stock-based compensation	(316)	(728)
Accumulated deficit	(1,741)	(328)

Total stockholders’ equity	8,320	45,018

Total liabilities and stockholders’ equity	$50,155	$104,411

See notes to condensed consolidated financial statements.

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2003	2004
Sales	$17,626	$40,837
Cost of goods sold	16,245	34,756

Gross profit	1,381	6,081

Operating expenses:
Research and development	259	552
Sales and marketing	471	704
General and administrative	755	1,476
Stock based compensation	67	604

Total operating expenses	1,552	3,336

Income (loss) from operations	(171)	2,745
Other income (expense) Interest expense and other, net	(405)	(390)

Income (loss) before income taxes	(576)	2,355
Income taxes (provision) benefit	132	(942)

Net income (loss)	$(444)	$1,413

Net income (loss) per share:
Basic	$(0.04)	$0.14
Diluted	$(0.04)	$0.13
Shares used in computing net income (loss) per share:
Basic	9,977	10,110
Diluted	9,977	10,965

See notes to condensed consolidated financial statements.

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2003	2004
Cash flows from operating activities:
Net income (loss)	$(444)	$1,413
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	389	385
Deferred income tax	(176)	(97)
Amortization of deferred compensation	67	604
Changes in assets and liabilities:
Account receivable	1,359	(7,955)
Inventories	890	(5,941)
Prepaid expenses and other	(89)	(15)
Other assets	6	(7)
Accounts payable	(727)	12,549
Income taxes payable	44	260
Accrued expenses and other liabilities	(1,638)	4,092

Net cash (used in) provided by operating activities	(319)	5,288

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1)	(268)

Net cash (used in) provided by investing activities	(1)	(268)

Cash flows from financing activities:
Principal payments on capital lease obligations	(49)	(20)
Receivable for subscribed stock	—	(39,060)
Proceeds from issuance of common stock	—	35,260

Net cash (used in) provided by financing activities	(49)	(3,820)

Net (decrease) increase in cash	(369)	1,200
Cash at beginning of period	6,237	6,035

Cash at end of period	$5,868	$7,235

Supplemental cash flow information:
Income taxes paid	$—	$24

Interest paid	$2	$4

Noncash investing and financing activities:
Acquisition of equipment under capital lease	$164	$99

Common stock issued to employees	$47	$—

Restricted stock issued	$—	$438

See notes to condensed consolidated financial statements.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization, Basis of Presentation and Significant Accounting Policies

     Organization — Ultra Clean is a developer and supplier of critical subsystems for the semiconductor capital equipment industry, focusing on gas delivery systems. The Company’s gas delivery systems enable the precise delivery of specialty gases used in a majority of the key steps in the semiconductor manufacturing process. The Company offers its customers a complete outsourced solution for gas delivery systems, improved design-to-delivery cycle times, component neutral design and manufacturing and component testing capabilities. Ultra Clean’s customers are primarily original equipment manufacturers (“OEMs”) of semiconductor capital equipment

     Basis of Presentation — The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiary and have been prepared in accordance with generally accepted accounting principles in the United States of America. This financial information reflects all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The Company’s December 31, 2003 balance sheet data was derived from audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated.

     The presentation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. Actual amounts may differ from those estimates.

     The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2003 included in its Registration Statement on Form S-1 (File No. 333-111904) filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2004. The Company’s results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for any future periods.

     Concentration of Credit Risk — Financial instruments which subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company sells its products to semiconductor capital equipment manufacturers in the United States. The Company performs credit evaluations of its customers’ financial condition and generally requires no collateral. In the quarters ended March 31, 2003 and 2004, the Company had three customers that each accounted for 10% or more of sales: Applied Materials, Inc., Novellus Systems, Inc. and Lam Research Corporation. As a group these three customers accounted for 96% and 93% of Ultra Clean’s sales for the quarters ended March 31, 2003 and 2004, respectively.

     Fiscal Year — Effective January 1, 2003, Ultra Clean adopted a 52-53 week fiscal year ending on the Friday nearest to December 31. For presentation purposes, the Company presents each fiscal period as if it ended on the last day of the month. Using the 52-53 week fiscal year, the first quarter of the 2004 fiscal year ended on March 26, 2004. All references to quarters refer to fiscal quarters.

     Stock-Based Compensation — The Company accounts for its employee stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation. Accordingly, no compensation is recognized for employee stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the date of grant. The Company complies with the disclosure provisions of FASB Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.

     The Company amortizes deferred stock-based compensation on the straight-line method over the vesting periods of the stock options, generally four years. Had compensation expense been determined based on the fair value at the grant date for all employee awards, consistent with the provisions of SFAS No. 123, the Company’s pro forma net income (loss) and net income (loss) per share would have been as follows:

	Three months ended March 31,
	2003	2004
	(In thousands except
	per share data)
Net income (loss) as reported	$(444)	$1,413
Add: stock-based employee compensation included in reported net income (loss)	52	362
Less: total stock-based compensation determined under the fair value based method for all awards	(58)	(405)

Pro forma net income (loss)	(452)	1,370

Basic net income (loss) per share
As reported	$(0.04)	$0.14
Pro forma	$(0.05)	$0.14
Diluted net income (loss) per share
As reported	$(0.04)	$0.13
Pro forma	$(0.05)	$0.12

     These calculations were made using the minimum value method for the three months ended March 31, 2003 and the Black-Scholes option pricing model for the three months ended March 31, 2004. The weighted average estimated fair value of employee stock option grants for the three months ended March 31, 2003 and 2004 was $0.25 and $4.16, respectively. The following assumptions were used:

	Three months ended March 31,
	2003	2004
Dividend yield	0%	0%
Expected volatility	0%	69.9%
Risk-free interest rate	2.72%	2.74%
Expected life (in years)	5	5

     The Company’s calculations are based on the single option valuation approach, and forfeitures are recognized as they occur.

2. Initial Public Offering

     On March 24, 2004, the Company entered into an agreement with respect to its initial public offering (“IPO”) to sell 6,000,000 shares of its common stock at a price to the public of $7.00 per share. After deducting the underwriting discount of $0.49 per share, the net proceeds to the Company were approximately $39.1 million. The Company did not receive the proceeds until after the end of the first quarter. Therefore, the Company has recorded a receivable, stock subscription, in the amount of $39.1 million at March 31, 2004. Of the net proceeds, approximately $31.1 million was used to redeem the Company’s outstanding Series A Senior Notes plus accrued interest. The Company estimates it will incur approximately $3.8 million in expenses associated with the IPO, including a $2 million advisory fee paid to Francisco Partners, L.P., an affiliate of FP-Ultra Clean LLC, the Company’s majority stockholder.

     In connection with its IPO, the Company filed an amended and restated certificate of incorporation to account for a one-for-four reverse stock split and authorize 90 million shares of common stock and 10 million shares of undesignated preferred stock. All share and per share data has been adjusted to give effect to the reverse stock split.

3. Inventories

     Inventories consisted of the following (in thousands):

	December 31,	March 31,
	2003	2004
Raw materials	$5,746	$8,833
Work in process	3,282	5,459
Finished goods	95	772

Total	$9,123	$15,064

4. Equipment and Leasehold Improvements, Net

     Equipment and leasehold improvements, net consist of the following (in thousands):

	December 31,	March 31,
	2003	2004
Computer equipment and software	$954	$1,079
Furniture and fixtures	165	169
Machinery and equipment	1,514	1,739
Leasehold improvements	2,599	2,614

	5,232	5,601
Accumulated depreciation and amortization	(1,659)	(2,045)

Total	$3,573	$3,556

5. Notes Payable and Borrowing Arrangements

     Series A Senior Notes — The Company issued Series A Senior Notes in aggregate principal amounts of $24,130,000, $2,730,000 and $3,733,000 on November 15, 2002, November 26, 2002 and December 2, 2002, respectively. These notes bear interest at a rate of 5% per annum, are not redeemable by the holder and can be repaid, in whole or in part, with outstanding accrued interest at any time without penalty. As of December 31, 2003 and March 31, 2004, all Series A Senior Notes were held by related parties and employees of the Company.

     Of the Series A Senior Notes issued on November 26, 2002, $1,342,000 was issued to employees of the Company for $536,000 in cash and $806,000 in deferred compensation. The deferred compensation amount vests, in equal annual installments, over four years from the grant date. Compensation expense is recognized and the corresponding debt amounts are accreted on a straight line basis over four years from the grant date. In connection with the IPO, the balance of $580,000 deferred compensation vested on March 24, 2004.

     During the quarters ended March 31, 2003 and 2004, approximately $50,000 and $580,000, respectively, was charged to compensation expenses related to the accretion of such debt amounts. At December 31, 2003, approximately $580,000 of deferred compensation was recorded, thereby reducing the principal amount of debt outstanding to $30,593,000.

     As of April 2, 2004, the Company had redeemed all of the outstanding Series A Senior Notes plus accrued interest.

     Bank Line of Credit — In July 2003, Ultra Clean Technology Systems and Service, Inc. entered into a secured line of credit arrangement which permits borrowing of up to $10,000,000 based upon a defined borrowing base and bearing interest, at its option, at a rate equal to 2% per annum plus LIBOR or 0.25% per annum plus the reference rate established from time to time by the lender. Interest is payable monthly and the line expires on June 15, 2004. The arrangement contains financial covenants requiring the maintenance of minimum specified working capital, no successive quarterly net losses and tangible net worth ratios as well as a restriction on payment of any cash dividends. The Series A Senior Notes are subordinated to any borrowings under this credit arrangement. There were no amounts outstanding under the line of credit at December 31, 2003 or March 31, 2004.

6. Net Income (Loss) Per Share

     Basic net income (loss) per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.

     A summary of the Company’s net income (loss) per share for the three months ended March 31, 2003 and 2004 is as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2003	2004
Net income (loss)	$444	$1,413

Shares used in computation — basic:
Weighted average common shares outstanding	10,245	10,328
Weighted average common shares outstanding subject to repurchase	(268)	(218)

Shares used in computing basic net income (loss) per share	9,977	10,110

Shares used in computation — diluted:
Weighted average common shares outstanding		10,328
Dilutive effect of options outstanding		637

Shares used in computing basic net income (loss) per share	9,977	10,965

Net income (loss) per share — basic	$(0.04)	$0.13

Net income (loss) per share — diluted	$(0.04)	$0.14

     The Company had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive. Such outstanding securities consist of the following:

	Three months ended March 31,
	2003	2004
Shares of common stock subject to repurchase	268	63
Outstanding options	1,020	—

7. Stockholders’ Equity

     On March 1, 2004 the Company’s board of directors granted 62,500 shares of restricted stock to a board member. The restricted shares vest at a rate of 25% on the first four anniversaries of the grant date.

     On March 2, 2004, the Company effected a one-for-four reverse stock split of its common stock. All share and per share data of the Company included in the accompanying condensed consolidated financial statements has been adjusted to give effect to the reverse stock split.

8. Subsequent Events

     On April 21, 2004, as part of the Company’s IPO, FP-Ultra Clean, LLC, the Company’s principle stockholder sold 720,350 shares of the Company’s common stock in connection with the exercise by the underwriters of an over-allotment option. FP-Ultra Clean’s ownership of the Company was thereby reduced to 55.6%. The Company did not receive any of the proceeds from the exercise of the over-allotment option.

Item 2. Managements Discussion And Analysis of Financial Condition And Results Of Operations

     The information set forth in this quarterly report on Form 10-Q contains, or may be deemed to contain, “forward-looking statements” (as defined in the U.S. Private Securities Litigation Reform Act of 1995) which reflect the Company’s current views with respect to future events and financial performance. The Company uses words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify these forward-looking statements. All forward-looking statements address matters that involve risks and uncertainties. Accordingly, you should not rely on forward-looking statements, as there are or will be important factors that could cause the Company’s actual results, as well as those of the markets it serves, levels of activity, performance, achievements and prospects to differ materially from the results predicted or implied by these forward-looking statements. These risks, uncertainties and other factors include, among others, those identified below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and “Risk Factors.” The Company undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

Overview

     Ultra Clean is a developer and supplier of critical subsystems for the semiconductor capital equipment industry, focusing on gas delivery systems. The Company’s gas delivery systems enable the precise delivery of specialty gases used in a majority of the key steps in the semiconductor manufacturing process. The Company offers its customers a complete outsourced solution for gas delivery systems, improved design-to-delivery cycle times, component neutral design and manufacturing and component testing capabilities. Ultra Clean’s customers are primarily original equipment manufacturers (“OEMs”) of semiconductor capital equipment.

     Ultra Clean’s business dates back to 1991 when Mitsubishi Corporation founded Ultra Clean Technology Systems and Service, Inc. Ultra Clean’s business was operated as a subsidiary of Mitsubishi until November 2002. It was then acquired by Ultra Clean Holdings, Inc., which the Company refers to as the Ultra Clean acquisition. FP-Ultra Clean LLC, a wholly-owned subsidiary of Francisco Partners, L.P., owns 55.6% of the Company’s outstanding common stock. The Company conducts its operating activities primarily through Ultra Clean Technology Systems and Service, Inc., its wholly-owned subsidiary.

Results of Operations

Sales

     The Company generates revenue primarily from the sale of gas delivery systems. Sales for the quarter ended March 31, 2004 increased 131.7% to $40.8 million from $17.6 million for the quarter ended March 31, 2003, an increase of $23.2 million. This increase was due to an overall increase in demand for semiconductor capital equipment which began in the fourth quarter of 2003, which resulted in increased demand for, and therefore increased sales of, our gas delivery systems. Historically, a relatively small number of OEM customers have accounted for a significant portion of the Company’s sales. In the quarters ended March 31, 2003 and 2004 the Company had three customers that each accounted for 10% or more of sales: Applied Materials, Inc., Novellus Systems, Inc. and LAM

Research Corporation. As a group, these three customers accounted for 96% and 93% of sales for the quarters ended March 31, 2003 and 2004, respectively.

Gross Profit

     Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation, associated with the design and manufacture of products sold. Gross profit for the quarter ended March 31, 2004 increased 340.3% to $6.1 million from $1.4 million for the quarter ended March 31, 2003, an increase of $4.7 million. Gross profit as a percentage of sales increased to 14.9% for the quarter ended March 31, 2004 compared to 7.8% for the quarter ended March 31, 2003. The increase in gross profit for the quarter ended March 31, 2004 was primarily attributable to sharply higher sales of gas delivery systems beginning in the fourth quarter of 2003 and continuing in the first quarter of 2004, during which time the Company achieved significantly higher factory utilization which absorbed more fixed costs and costs of operations.

Research and Development Expense

     Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment, design and implementation, new product design and testing and other product development activities. Research and development expense for the quarter ended March 31, 2004 increased 113.1% to $0.6 million from $0.3 million for the quarter ended March 31, 2003, an increase of $0.3 million. Research and development expense as a percentage of sales decreased to 1.4% for the quarter ended March 31, 2004, compared to 1.5% for the quarter ended March 31, 2003. Increased research and development expenses for the quarter ended March 31, 2004 were primarily attributable to engineering activity associated with new product design, test equipment and other product development activities.

Sales and Marketing Expense

     Sales and marketing expense consists primarily of salaries and commissions paid to the Company’s sales and service employees and salaries paid to the Company’s engineers who work with the sales and service employees to help determine the components and configuration requirements for new products. Sales and marketing expense for the quarter ended March 31, 2004 increased 49.5% to $0.7 million from $0.5 million for the quarter ended March 31, 2003, an increase of $0.2 million. Sales and marketing expense as a percentage of sales decreased to 1.7% for the quarter ended March 31, 2004 compared to 2.7% for the quarter ended March 31, 2003. Increased sales and marketing expense for the quarter ended March 31, 2004 was primarily attributable to commissions paid to the Company’s sales and service employees on significantly higher revenues.

General and Administrative Expense

     General and administrative expense consists primarily of salaries paid to, and the overhead of, the Company’s administrative staff. General and administrative expense for the quarter ended March 31, 2004 increased 95.5% to $1.5 million from $0.8 million for the quarter ended March 31, 2003, an increase of $0.7 million. General and administrative expense as a percentage of sales decreased to 3.6% for the quarter ended March 31, 2004 compared to 4.3% for the quarter ended March 31, 2003. Increased general and administrative expense for the quarter ended March 31, 2004 was primarily attributable to the addition of new administrative employees as a result of the Company’s significantly higher levels of manufacturing activity, and also accounting and consulting fees associated with the Ultra Clean becoming a public company.

Stock Based Compensation

     Stock based compensation expense for the quarter ended March 31, 2004 increased to $0.6 million from $0.07 million for the quarter ended March 31, 2003, an increase of $0.5 million. This increase in stock based compensation was primarily attributable to the vesting of the Company’s Series A Senior Notes following the Company’s IPO.

Interest Expense

     Interest expense for the quarter ended March 31, 2004 was $0.4 million, relatively constant when compared to the quarter ended March 31, 2003.

Provision for Income Taxes

     Provision for income taxes for the quarter ended March 31, 2004 was $0.9 million compared to a provision of $0.1 million for the quarter ended March 31, 2003. The effective tax rate benefit for the quarter ended March 31, 2003 was approximately 23% compared to the statutory rate of 35% as a result of state income taxes and non-deductible expenses. The effective tax rate for the quarter ended March 31, 2004 was 40% compared to the statutory rate of 35% primarily as a result of state taxes.

Liquidity and Capital Resources

     For the quarter ended March 31, 2004, the Company had cash of $7.2 million as compared to $6.0 million as of December 31, 2003.

     The Company generated cash of $5.3 million from operating activities during the quarter ended March 31, 2004, primarily as a result of net income for the period and an increase in payables and other liabilities. This increase was partially offset by an increase in trade receivables and inventories as a result of increased sales activity. The Company increased inventories to support the increased sales activities which also resulted in increased payables.

     The Company used approximately $3.8 million of cash in financing activities during the quarter ended March 31, 2004. On March 24, 2004, the Company entered into an agreement with respect to its IPO to sell 6,000,000 shares of common stock at a price to the public of $7.00 per share. After deducting the underwriting discount of $0.49 per share, the net proceeds to the Company were approximately $39.1 million. The Company did not receive the proceeds until after the end of the first quarter. Therefore, the Company has recorded a receivable, stock subscription, in the amount of $39.1 million at March 31, 2004. The net proceeds of the IPO partially offset the receivable, stock subscription. Of the net proceeds, approximately $31.1 million was used to redeem the Company’s outstanding Series A Senior Notes plus accrued interest. The Company estimates it will incur approximately $3.8 million in expenses associated with the IPO.

     The Company also used approximately $0.3 million of cash in investing activities to purchase equipment and leasehold improvements during the first fiscal quarter of 2004.

     At March 31, 2004, the Company had $31.1 million of Series A Senior Notes outstanding, all of which were redeemed in April 2004.

The Company has a $10 million working capital credit line with Union Bank of California. There were no borrowings against this credit line during the quarter ended March 31, 2004.

     Other than operating leases for certain equipment and real estate, the Company has no significant off-balance sheet transactions, unconditional purchase obligations or similar instruments.

     The Company anticipates that it will continue to finance its operations with cash flows from operations, existing cash balances and a combination of long-term debt and/or lease financing and additional sales of equity securities. The combination and sources of capital will be determined by management based on the Company’s then current needs and prevailing market conditions. Although cash requirements will fluctuate based on the timing and extent of many factors, Ultra Clean’s management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy the Company’s liquidity requirements for the next 12 months.

     Contractual Obligations and Contingent Liabilities and Commitments

     Other than operating leases for certain equipment and real estate, we have no significant off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than with respect to the revolving credit facility described above, are not a guarantor of any other entities’ debt or other financial obligations. The following table presents a summary of our future minimum lease payments:

	Capital	Operating
Period Ending December 31,	Leases	Leases*
	(in thousands)
2004	$120	$590
2005	110	362
2006	74	293
2007	52	133
2008	23	—
Thereafter	4	—

Total	$383	$1,378

*	Operating lease expense reflects the fact that (1) the lease for our headquarters facility in Menlo Park, California expires on July 31, 2004 and (2) the lease for our manufacturing facility in Austin, Texas expires on August 1, 2005. We expect to be able to renew our Menlo Park lease prior to its expiration under more favorable terms. We have an option to renew the lease on our Austin facility for an additional five years, which we expect to exercise. Operating lease expense set forth in the above table will increase upon renewal of these two leases.

     At March 31, 2004, we had commitments to purchase inventory totaling $11.9 million.

Critical Accounting Policies, Significant Judgments and Estimates

     The SEC released FR-60 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” which encourages companies to disclose critical accounting policies, judgments and uncertainties affecting the application of those policies and the likelihood that materially different financial results would be reported under different conditions or with the use of different assumptions. Such critical accounting policies, as defined by the SEC, are those that are both most significant to the depiction of a company’s financial condition and results and require the use of difficult, subjective and complex judgment by management, often as a result of the need to make estimates about the effect of matters that are uncertain.

     The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure at the date of our financial statements. Estimates and judgments are reviewed on an on-going basis, including those related to sales, inventories, intangible assets, stock compensation and income taxes. The estimates and judgments are based on historical experience and on various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis of the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The Company considers certain accounting policies related to the Ultra Clean acquisition, revenue recognition, inventory valuation, accounting for income taxes, valuation of intangible assets and goodwill and stock options to employees to be critical policies due to the estimates and judgments involved in each. A further discussion can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s registration statement on Form S-1(File No. 333-111904) filed with the SEC on March 24, 2004.

Risk Factors

The highly cyclical nature of the semiconductor industry and general economic slowdowns could harm Ultra Clean’s operating results.

     Ultra Clean’s business and operating results depend in significant part upon capital expenditures by manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors. Historically, the semiconductor industry has been highly cyclical, with recurring periods of over-supply of semiconductor products that have had a severe negative effect on the demand for capital equipment used to manufacture semiconductors. During these periods, the Company has experienced significant fluctuations in customer orders for its products. The Company’s sales were $76.5 million in 2001, $84.3 million in 2002 and $77.5 million in 2003. Historically, semiconductor industry slowdowns have had, and future slowdowns may have, a material adverse effect on Ultra Clean’s operating results.

     In addition, the uncertainty regarding the growth rate of economies throughout the world has caused companies to reduce capital investment and may cause further reduction of such investments. These reductions have been particularly severe in the semiconductor capital equipment industry. A potential rebound in the worldwide economy in the near future will not necessarily mean that Ultra Clean’s business will experience similar effects. Moreover, if the worldwide economy does not rebound in the near future, the Company’s business may be further harmed.

Ultra Clean’s quarterly revenue and operating results fluctuate significantly from period to period and this may cause volatility in its common stock price.

The Company’s quarterly revenue and operating results have fluctuated significantly in the past and the Company expects them to continue to fluctuate in the future for a variety of reasons, including:

•	demand for and market acceptance of the Company’s products as a result of the cyclical nature of the semiconductor industry or otherwise, often resulting in reduced sales during industry downturns and increased sales during periods of industry recovery;

•	changes in the timing and size of orders by the Company’s customers;

•	cancellations of previously placed orders;

•	pricing pressure from either Ultra Clean’s competitors or the Company’s customers, resulting in the reduction of its product prices;

•	disruptions or delays in the manufacturing of the Company’s products or in the supply of components or raw materials that it incorporates into or use to manufacture Ultra Clean’s products, thereby causing us to delay the shipment of its products;

•	changes in design-to-delivery cycle times;

•	Ultra Clean’s inability to quickly reduce its costs in response to decreased demand for its products, as its costs are relatively fixed in the short-term;

•	changes in Ultra Clean’s mix of products sold;

•	write-offs of excess or obsolete inventory; and

•	announcements by the Company’s competitors of new products, services or technological innovations, which may, among other things, render the Company’s products less competitive.

     As a result of the foregoing, Ultra Clean believes that quarter-to-quarter comparisons of its revenue and operating results may not be meaningful, and that these comparisons may not be an accurate indicator of the Company’s future performance. Changes in the timing or terms of a small number of transactions could disproportionately affect the Company’s operating results in any particular quarter. Moreover, Ultra Clean’s operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, Ultra Clean would expect to experience an immediate and significant decline in the trading price of its common stock.

Ultra Clean relies on a small number of customers for a significant portion of its sales, and any impairment of its relationships with these customers would adversely affect its business.

     A relatively small number of OEM customers have historically accounted for a significant portion of Ultra Clean’s sales, and Ultra Clean expect this trend to continue. Applied Materials, Inc. and Novellus Systems, Inc. together accounted for 91% of Ultra Clean’s sales in 2001. Applied Materials, Inc., Novellus Systems, Inc. and Lam Research Corporation as a group accounted for 98% of Ultra Clean’s sales in 2002 and 92% of Ultra Clean’s sales in 2003. Because of the small number of OEMs in Ultra Clean’s industry, most of whom are already Ultra Clean customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers. Consolidation among Ultra Clean’s customers may further concentrate its business in a limited number of customers and expose the Company to increased risks relating to dependence on a small number of customers. In addition, any significant pricing pressure exerted by a key customer could adversely effect Ultra Clean’s operating results.

     The Company has had to qualify, and is required to maintain its status, as a supplier for each of its customers. This is a lengthy process that involves the inspection and approval by a customer of Ultra Clean’s engineering, documentation, manufacturing and quality control procedures before that customer will place volume orders. Attempts to lessen the adverse effect of any loss of or reduction in sales to an existing customer through the rapid addition of one or more new customers would be difficult because of these qualification requirements. Consequently, Ultra Clean’s business, operating results and financial condition would be adversely affected by the loss of, or any reduction in orders by, any of its significant customers.

Because Ultra Clean is subject to order and shipment uncertainties, any significant reductions, cancellations or delays in customer orders could cause its revenue to decline and its operating results to suffer.

     Ultra Clean’s revenue is difficult to forecast because the Company generally does not have a material backlog of unfilled orders and because of the short time frame within which Ultra Clean is often required to design, produce and deliver products to its customers. Most of the Company’s revenue in any quarter depends on customer orders for its products that it receives and fulfills in the same quarter. Ultra Clean does not have long-term purchase orders or contracts that contain minimum purchase commitments from its customers. Instead, the Company receives non-binding forecasts of the future volume of orders from its customers. At times, Ultra Clean orders and builds component inventory in advance of the receipt of actual customer orders. Customers may cancel order forecasts, change production quantities from forecasted volumes or delay production for reasons beyond the Company’s control. Furthermore, reductions, cancellations or delays in customer order forecasts occur without penalty to or compensation from the customer. Reductions, cancellations or delays in forecasted orders could cause the Company to hold inventory for longer than anticipated, which could reduce its gross profit, restrict its ability to fund its operations and cause the Company to incur unanticipated reductions or delays in revenue. If Ultra Clean does not obtain orders as it anticipates, the Company could have excess component inventory for a specific product that it would not be able to sell to another customer, likely resulting in inventory write-offs, which could have a material adverse affect on the Company’s business, financial condition and operating results. In addition, because many of the Company’s costs are fixed in the short-term, the Company could experience deterioration in its gross profit when its production volumes decline.

The manufacturing of Ultra Clean’s products is highly complex, and if Ultra Clean is not able to effectively manage its manufacturing and procurement process, its business and operating results would suffer.

     The manufacturing of Ultra Clean’s products is a highly complex process that involves the integration of multiple components and requires effective management of its supply chain while meeting its customers’ design-to-delivery cycle time requirements. Through the course of the manufacturing process, Ultra Clean’s customers may modify design and system configurations in response to changes in their own customers’ requirements. In order to rapidly respond to these modifications and deliver Ultra Clean’s products to its customers in a timely manner, Ultra Clean must effectively manage its manufacturing and procurement process. If the Company fails to effectively manage this process, the Company risks losing customers and damaging its reputation which could limit its growth and have a material adverse affect on its business, financial condition and operating results.

OEMs may not continue to outsource subsystem manufacturing for their capital equipment which could adversely impact the Company’s operating results.

     The success of the Company’s business depends on OEMs continuing to outsource the manufacturing of gas delivery systems for their semiconductor capital equipment. Most of the largest OEMs have already outsourced a significant portion of their gas delivery systems. If OEMs do not continue to outsource gas delivery systems for their capital equipment, the Company’s revenue would be reduced, which could have a material adverse affect on the Company’s business, financial condition and operating results. In addition, if the Company is unable to obtain additional business as OEMs outsource their production of gas delivery systems, the Company’s business, financial condition and operating results could be adversely affected.

Ultra Clean may experience a variety of difficulties and incur a variety of costs as a result of acquisitions of companies or technologies, and the anticipated benefits of any such acquisitions may never be realized.

     Ultra Clean may make acquisitions of, or significant investments in, complementary companies or technologies, although no acquisitions or investments are currently pending. Any future acquisitions would be accompanied by risks such as:

•	difficulties in assimilating the operations and personnel of acquired companies;

•	difficulties in integrating information systems of acquired companies;

•	diversion of the Company’s management’s attention from ongoing business concerns;

•	the Company’s potential inability to maximize its financial and strategic position through the successful incorporation of acquired technology into its products;

•	additional expense associated with amortization of depreciation of acquired assets;

•	maintenance of uniform standards, controls, procedures and policies;

•	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new personnel;

•	dilution to the Company’s stockholders in the event Ultra Clean issues stock as consideration to finance an acquisition; and

•	increased leverage if Ultra Clean incurs debt to finance an acquisition.

     Ultra Clean may not be able to successfully integrate any business, products, technologies or personnel that it might acquire in the future, and the Company’s failure to do so could have a material adverse affect on its business, financial condition and operating results.

If Ultra Clean does not keep pace with developments in the semiconductor industry, and with technological innovation generally, its products may not be competitive.

     Rapid technological innovation in semiconductor manufacturing processes requires the semiconductor capital equipment industry to anticipate and respond quickly to evolving customer requirements and could render Ultra Clean’s current product offerings and technology obsolete. Technological innovations are inherently complex. Ultra Clean must devote resources to technology development in order to keep pace with the rapidly evolving technologies used in the semiconductor manufacturing process. The Company believes that its future success will depend upon its ability to design, engineer and manufacture products that meet the changing needs of its customers. This requires that the Company successfully anticipates and responds to technological changes in design, engineering and manufacturing processes in a cost-effective and timely manner. If Ultra Clean is unable to integrate new technical specifications into competitive product designs, develop the technical capabilities necessary to manufacture new products or make necessary modifications or enhancements to existing products, Ultra Clean’s business prospects could be harmed.

     The timely development of new or enhanced products is a complex and uncertain process which requires that Ultra Clean:

•	design innovative and performance-enhancing features that differentiate Ultra Clean’s products from those of its competitors;

•	identify emerging technological trends in the semiconductor industry, including new standards for Ultra Clean’s products;

•	accurately identify and design new products to meet market needs;

•	collaborate with OEMs to design and develop products on a timely and cost-effective basis;

•	successfully manage development production cycles; and

•	respond effectively to technological changes or product announcements by others.

The industry in which Ultra Clean participates is highly competitive and rapidly evolving, and if Ultra Clean is unable to compete effectively, its operating results would be harmed.

     The Company’s industry is highly competitive and rapidly evolving. The Company’s competitors are primarily companies that design and manufacture gas delivery systems for semiconductor capital equipment. Although Ultra Clean has not faced competition in the past from the largest subsystem and component manufacturers in the semiconductor capital equipment industry, these suppliers could compete with us in the future. Increased competition has in the past resulted, and could in the future result, in price reductions, reduced gross margins or loss of market share, any of which would harm the Company’s operating results. Ultra Clean is currently experiencing pricing pressure as Ultra Clean attempts to increase market share with its existing customers. Competitors may introduce new products for the markets currently served by the Company’s products. These products may have better performance, lower prices and achieve broader market acceptance than the Company’s products. Further, OEMs typically own the design rights to their products and may provide these designs to subsystem manufacturers. If the Company’s competitors obtain proprietary rights to these designs such that Ultra Clean is unable to obtain the designs necessary to manufacture products for its OEM customers, its business, financial condition and operating results could be adversely affected.

     The Company’s competitors may have greater financial, technical, manufacturing and marketing resources than Ultra Clean does. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion, sale and support of their products, and reduce prices to increase market share. Moreover, there may be merger and acquisition activity among Ultra Clean’s competitors and potential competitors that may provide its competitors and potential competitors with an advantage over the Company by enabling them to expand their product offerings and service capabilities to meet a broader range of customer needs. Further, if one of Ultra Clean’s customers develops or acquires the internal capability to develop and produce gas delivery systems, the loss of that customer could have a material adverse affect on Ultra Clean’s business, financial condition and operating results. The introduction of new technologies and new market entrants may also increase competitive pressures.

Ultra Clean must achieve design wins to retain its existing customers and to obtain new customers.

     New semiconductor capital equipment typically has a lifespan of several years, and OEMs frequently specify which systems, subassemblies, components and instruments are to be used in their equipment. Once a specific system, subassembly, component or instrument is incorporated into a piece of semiconductor capital equipment, it will likely continue to be incorporated into that piece of equipment for a period of at least several months before the OEM uses the product of another supplier. Accordingly, it is important that Ultra Clean’s products are designed into the new semiconductor capital equipment of OEMs, which Ultra Clean refers to as a design win, in order to retain its competitive position with existing customers and to obtain new customers.

     Ultra Clean incurs technology development and sales expenses with no assurance that its products will ultimately be designed into an OEM’s semiconductor capital equipment. Further, developing new customer relationships, as well as increasing Ultra Clean’s market share at existing customers, requires a substantial investment of its sales, engineering and management resources without any assurance from prospective customers that they will place significant orders. Ultra Clean believes that OEMs often select their suppliers and place orders based on long-term relationships. Accordingly, the Company may have difficulty achieving design wins from OEMs that are not currently its customers. Ultra Clean’s operating results and potential growth could be adversely affected if the Company fails to achieve design wins with leading OEMs.

Ultra Clean has experienced significant growth in its business in recent periods, and Ultra Clean may not be able to manage its future growth successfully.

     The Company’s ability to successfully execute its business plan in a rapidly evolving market requires an effective planning and management process. Ultra Clean has increased, and plan to continue to increase, the scope of its operations. Due to the cyclical nature of the semiconductor industry, however, future growth is difficult to predict. Future expansion efforts could be expensive and may strain Ultra Clean’s managerial and other resources. To manage future growth effectively, the Company must maintain and enhance its financial and operating systems and controls and manage expanded operations. The number of people the Company employs has grown and the Company expects this number to continue to grow in the near term. As of December 31, 2001 the Company had 130 employees, as of December 31, 2003 the Company had 231 employees, and as of February 23, 2004 the Company had 285 employees. The addition and training of new employees may lead to short-term quality control problems and place increased demands on Ultra Clean’s management and experienced personnel. If the Company does not manage growth properly, its business, operating results and financial condition would be adversely affected.

The Company will incur increased costs as a result of being a public company.

     The Company will face increased legal, accounting, administrative and other costs and expenses as a public company that the Company did not incur as a private company. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, the Public Company Accounting Oversight Board and The Nasdaq National Market, have required changes in the corporate governance practices of public companies. The Company expects these new rules and regulations to increase its legal and financial compliance costs and to make legal, accounting and administrative activities more time-consuming and costly. For example, as a result of becoming a public company, the Company added two additional independent directors and plans to create additional committees of its board of directors and adopt policies regarding internal controls and disclosure controls and procedures. The Company also expects to incur substantially higher costs to obtain directors and officers insurance. The Company cannot estimate the amount of additional costs it may incur or the timing of such costs.

The Company may not be able to respond quickly enough to increases in demand for its products.

     Demand shifts in the semiconductor industry are rapid and difficult to predict, and the Company may not be able to respond quickly enough to an increase in demand. Ultra Clean’s ability to increase sales of its products depends, in part, upon its ability to:

•	mobilize Ultra Clean’s supply chain in order to maintain component and raw material supply;

•	optimize the use of Ultra Clean’s design, engineering and manufacturing capacity in a timely manner;

•	deliver Ultra Clean’s products to its customers in a timely fashion;

•	expand, if necessary, Ultra Clean’s manufacturing capacity; and

•	maintain Ultra Clean’s product quality as the Company increases production.

     If the Company is unable to respond to rapid increases in demand for its products on a timely basis or to manage any corresponding expansion of its manufacturing capacity effectively, Ultra Clean’s customers could increase their purchases from its competitors, which would adversely affect its business.

Ultra Clean’s dependence on its suppliers may prevent the Company from delivering an acceptable product on a timely basis.

     Ultra Clean relies on both single source and sole source suppliers, some of whom are relatively small in size, for many of the components the Company uses in its products. In addition, Ultra Clean’s customers often specify components made by particular suppliers that the Company must incorporate into their products. Ultra Clean’s suppliers are under no obligation to provide the Company with components. As a result, the loss of or failure to perform by any of these providers could adversely affect Ultra Clean’s business and operating results. In addition, the manufacturing of certain components and subassemblies is an extremely complex process. Therefore, if a supplier was unable to provide the volume of components the Company requires on a timely basis and at acceptable prices, the Company would have to identify and qualify replacements from alternative sources of supply. The process of qualifying new suppliers for these complex components is lengthy and could delay Ultra Clean’s production and adversely affect its business, operating results and financial condition. The Company may also experience difficulty in obtaining sufficient supply of components and raw materials in times of significant growth in its business. For example, the Company has recently experienced shortages in supplies of various components, such as mass flow controllers, valves and regulators, and certain prefabricated parts, such as sheet metal enclosures, used in the manufacture of Ultra Clean’s products. In addition, one of Ultra Clean’s competitors manufactures mass flow controllers that may be specified by one or more of its customers. If the Company is unable to obtain these particular mass flow controllers from its competitor or convince a customer to select alternative mass flow controllers, the Company may be unable to meet that customer’s requirements.

The technology labor market is very competitive, and Ultra Clean’s business will suffer if the Company is unable to hire and retain key personnel.

     Ultra Clean’s future success depends in part on the continued service of its key executive officers, as well as its research, engineering, sales, manufacturing and administrative personnel, most of whom are not subject to employment or non-competition agreements. In addition, competition for qualified personnel in the technology industry is intense, and the Company operates in geographic locations in which labor markets are particularly competitive. The Company’s business is particularly dependent on expertise which only a very limited number of engineers possess. The loss of any of the Company’s key employees, including Clarence L. Granger, the Company’s Chief Executive Officer, Bruce Wier, the Company’s Vice President of Engineering, Deborah Hayward, the Company’s Vice President of Sales, and Sowmya Krishnan, the Company’s Vice President of Technology, or the failure to attract and retain new qualified employees, would adversely affect the Company’s business, operating results and financial condition.

Defects in the Company’s products could damage its reputation, decrease market acceptance of its products, cause the unintended release of hazardous materials and result in potentially costly litigation.

     A number of factors, including design flaws, material and component failures, contamination in the manufacturing environment, impurities in the materials used and unknown sensitivities to process conditions, such as temperature and humidity, as well as equipment failures, may cause the Company’s products to contain undetected errors or defects. Problems with the Company’s products may:

•	cause delays in product introductions and shipments;

•	result in increased costs and diversion of development resources;

•	cause us to incur increased charges due to unusable inventory;

•	require design modifications;

•	decrease market acceptance of, or customer satisfaction with, the Company’s products, which could result in decreased sales and product returns; or

•	result in lower yields for semiconductor manufacturers.

     If any of the Company’s products contain defects or have reliability, quality or compatibility problems, its reputation might be damaged and customers might be reluctant to buy its products. The

Company may also face a higher rate of product defects as Ultra Clean increases its production levels. Product defects could result in the loss of, or impair the Company’s ability to attract, customers. In addition, Ultra Clean may not find defects or failures in its products until after they are installed in a semiconductor manufacturer’s fabrication facility. Ultra Clean may have to invest significant capital and other resources to correct these problems. The Company’s current or potential customers also might seek to recover from us any losses resulting from defects or failures in its products. Hazardous materials flow through and are controlled by the Company’s products and an unintended release of these materials could result in serious injury or death. Liability claims could require us to spend significant time and money in litigation or pay significant damages.

Ultra Clean’s business is largely dependent on the know-how of its employees, and the Company generally does not have a protected intellectual property position.

     Ultra Clean’s business is largely dependent upon its design, engineering, manufacturing and testing know-how. The Company relies on a combination of trade secrets and contractual confidentiality provisions, and to a much lesser extent, patents, copyrights and trademarks, to protect Ultra Clean’s proprietary rights. Accordingly, Ultra Clean’s intellectual property position is more vulnerable than it otherwise would be if it were protected by issued patents. If the Company fails to successfully protect its proprietary rights, its competitive position could suffer, which could harm its operating results. The Company may be required to spend significant resources to monitor and protect its proprietary rights. In addition, the Company may not be able to detect infringement of its proprietary rights and may lose its competitive position in the market if any such infringement occurs. In addition, competitors may design around Ultra Clean’s technology or develop competing technologies and know-how.

Third parties may claim the Company is infringing their intellectual property which could subject the Company to litigation or licensing expenses, and the Company may be prevented from selling its products if any such claims prove successful.

     While the Company is not aware of any claims by third parties that the Company is infringing their intellectual property rights, the Company may be subject to such claims in the future. In addition, the Company may be unaware of intellectual property rights of others that may be applicable to its products. Any litigation regarding patents or other intellectual property could be costly and time-consuming and divert Ultra Clean’s management and key personnel from its business operations. The complexity of the technology involved in Ultra Clean’s products and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement may also require the Company to enter into costly license agreements. However, the Company may not be able to obtain licenses on terms acceptable to the Company, or at all. The Company also may be subject to significant damages or injunctions against the development and sale of certain of its products if any such claims prove successful.

Ultra Clean’s historical financial information may not be representative of its results as a stand-alone entity.

     From 1991 through 2002, the Company operated as a subsidiary of Mitsubishi Corporation. During that period, Mitsubishi provided the Company with financing. Accordingly, the historical financial information included in this prospectus does not necessarily reflect what Ultra Clean’s financial position, operating results and cash flows will be in the future or what they would have been had the Company been a separate, stand-alone entity during the periods in which the Company was owned by Mitsubishi. Furthermore, as a stand-alone entity, the Company will need to obtain any required funding from third parties.

The Company may not be able to fund Ultra Clean’s future capital requirements from its operations, and financing from other sources may not be available on favorable terms or at all.

     The Company made capital expenditures of $0.6 million in 2001, $1.8 million in 2002 and $0.5 million in 2003. The amount of Ultra Clean’s future capital requirements will depend on many factors, including:

•	the cost required to ensure access to adequate manufacturing capacity;

•	the timing and extent of spending to support product development efforts;

•	the timing of introductions of new products and enhancements to existing products;

•	changing manufacturing capabilities to meet new customer requirements; and

•	market acceptance of Ultra Clean’s products.

     To the extent that existing cash, together with any cash from operations, are insufficient to fund Ultra Clean’s future activities, the Company may need to raise additional funds through public or private equity or debt financing. Future equity financings could be dilutive to holders of Ultra Clean’s common stock, and debt financings could involve covenants that restrict its business operations. If the Company cannot raise funds on acceptable terms, if and when needed, the Company may not be able to develop or enhance its products, take advantage of future opportunities, grow its business or respond to competitive pressures or unanticipated requirements, any of which could adversely affect its business, operating results and financial condition.

If environmental contamination were to occur in one of Ultra Clean’s manufacturing facilities, the Company could be subject to substantial liabilities.

     The Company uses substances regulated under various federal, state and local environmental laws in its manufacturing facilities. Ultra Clean’s failure or inability to comply with existing or future environmental laws could result in significant remediation liabilities, the imposition of fines or the suspension or termination of the production of Ultra Clean’s products. In addition, the Company may not be aware of all environmental laws or regulations that could subject the Company to liability.

If Ultra Clean’s facilities were to experience catastrophic loss due to natural disasters, its operations would be seriously harmed.

     Ultra Clean’s facilities could be subject to a catastrophic loss caused by natural disasters, including fires and earthquakes. The Company has facilities in areas with above average seismic activity, such as its manufacturing and headquarters facilities in Menlo Park, California. If any of Ultra Clean’s facilities were to experience a catastrophic loss, it could disrupt its operations, delay production and shipments, reduce revenue and result in large expenses to repair or replace the facility. In addition, the Company has in the past experienced, and may in the future experience, extended power outages at its Menlo Park, California facilities. The Company does not carry insurance policies which cover potential losses caused by earthquakes or other natural disasters or power loss.

Threatened or actual terrorist attacks may negatively impact Ultra Clean’s business and cause its stock price to decline.

     Future threatened or actual terrorist attacks against United States targets or military or trade disruptions impacting Ultra Clean’s component suppliers may cause delays or loss of customer orders. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in United States and worldwide financial markets. These events could also result in further economic recession in the United States or abroad. Any of these occurrences would have an adverse impact on Ultra Clean’s business, operating results and financial condition.

Risks Related to Ultra Clean’s Ownership by Francisco Partners

The Company will be controlled by FP-Ultra Clean, LLC as long as it owns a significant percentage of Ultra Clean’s common stock, and Ultra Clean’s other stockholders will be unable to affect the outcome of stockholder voting during such time.

     Francisco Partners, through its membership interests in FP-Ultra Clean, LLC, beneficially owns approximately 56% of Ultra Clean’s outstanding common stock. Pursuant to a stockholder’s agreement, Ultra Clean’s principal stockholder, FP-Ultra Clean, LLC, which is controlled by Francisco Partners, has the right, to nominate for election a majority of the members of Ultra Clean’s board of directors for so long as it holds at least 25% of Ultra Clean’s outstanding common stock.

     The stockholder’s agreement also provides that Ultra Clean’s board of directors may not take certain significant actions without the approval of FP-Ultra Clean, LLC as long as it owns at least 25% of Ultra Clean’s outstanding common stock. These actions include:

•	mergers, acquisitions or certain sales of assets;

•	any liquidation, dissolution or bankruptcy;

•	issuances of securities;

•	determination of compensation and benefits for Ultra Clean’s chief executive officer and chief financial officer;

•	appointment or dismissal of any of the chairman of Ultra Clean’s board of directors, chief executive officer, chief financial officer or any other executive officer in any similar capacity;

•	amendments to the stockholder’s agreement or exercise or waiver of rights under the stockholders’ agreement;

•	amendments to Ultra Clean’s charter or bylaws;

     Such power could have the effect of delaying, deterring or preventing a change of control, business combination or other transaction that might otherwise be beneficial to Ultra Clean’s stockholders. FP-Ultra Clean, LLC also is not prohibited from selling a controlling interest in us to a third party or a participant in Ultra Clean’s industry. For additional information regarding Ultra Clean’s relationship with FP-Ultra Clean, LLC, you should read the section entitled “Certain Relationships and Related Party Transactions” contained in the Company’s prospectus.

FP-Ultra Clean, LLC and its designees on Ultra Clean’s board of directors may have interests that conflict with Ultra Clean’s interests and the interests of its other stockholders.

     FP-Ultra Clean, LLC and its designees on Ultra Clean’s board of directors may have interests that conflict with, or are different from, Ultra Clean’s own and those of its other stockholders. Francisco Partners, which is the beneficial holder of 55.6% of Ultra Clean’s outstanding common stock, through its membership interests in FP-Ultra Clean, LLC, has invested in or acquired other businesses that are involved in the semiconductor industry and may invest in or acquire others in the future. Conflicts of interest between FP-Ultra Clean, LLC and the Company or its other stockholders may arise. Ultra Clean’s amended and restated certificate of incorporation does not contain any provisions designed to facilitate resolution of actual or potential conflicts of interest, or to ensure that potential business opportunities that may become available to both FP-Ultra Clean, LLC and us will be reserved for or made available to the Company. If an actual or potential conflict of interest develops involving one of

Ultra Clean’s directors, its corporate governance guidelines provide that the director must report the matter immediately to its board of directors and audit committee for evaluation and appropriate resolution. Further, such director must recuse himself or herself from participation in the related discussion and abstain from voting on the matter. Nonetheless, conflicts of interest may not be resolved in a manner favorable to us or Ultra Clean’s other stockholders. In addition, FP-Ultra Clean, LLC and its director designees could delay or prevent an acquisition, merger or other transaction even if the transaction would benefit Ultra Clean’s other stockholders. In addition, FP-Ultra Clean, LLC’s significant concentration of share ownership may adversely affect the trading price of Ultra Clean’s common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

Risks Related to the Securities Markets and Ownership of Ultra Clean’s Common Stock

Future sales of Ultra Clean’s common stock by existing stockholders could depress its stock price.

     Sales of substantial amounts of Ultra Clean’s common stock by FP-Ultra Clean, LLC, or the perception that these sales might occur, may depress prevailing market prices of Ultra Clean’s common stock. All of Ultra Clean’s outstanding shares are subject to lock-up agreements with the underwriters that prohibit the resale of these shares for 180 days from the date of the Company’s IPO, although the underwriters may release all or a portion of the shares subject to lock-up agreements at any time without notice. The shares owned by FP-Ultra Clean, LLC have the benefit of an agreement with the Company that provides for customary demand and piggyback registration rights. Upon expiration of the 180-day lock-up period, in addition to the shares owned by FP-Ultra Clean, LLC that may be sold under a registration statement, shares underlying exercisable options to purchase Ultra Clean’s common stock will be available for resale without restriction or further registration under the Securities Act.

Ultra Clean’s securities have no prior trading history, and the Company cannot assure you that its stock price will not decline.

     Prior to the Company’s IPO, there was no public market for the Company’s common stock, and an active public market for the Company’s common stock may not develop or be sustained. The market price of the Company’s common stock could be subject to significant fluctuations. Among the factors that could affect the Company’s stock price are:

•	quarterly variations in the Company’s operating results;

•	the Company’s ability to successfully introduce new products and manage new product transitions;

•	changes in revenue or earnings estimates or publication of research reports by analysts;

•	speculation in the press or investment community;

•	strategic actions by us or the Company’s competitors, such as acquisitions or restructurings;

•	announcements relating to any of the Company’s key customers, significant suppliers or the semiconductor manufacturing and capital equipment industry generally;

•	general market conditions; and

•	domestic and international economic factors unrelated to the Company’s performance.

     The stock markets in general, and the markets for technology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of the Company’s common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates or equity prices. In April 2004 the Company used the majority of the net proceeds from its IPO to redeem its outstanding Series A Senior Notes, and as a result, has no indebtedness for borrowed money. Therefore, the Company’s exposure to market risk related to interest rates is limited. If and when the Company enters into future borrowing arrangements or borrows under its existing revolving credit facility, the Company may seek to manage exposure to interest rate changes by using a mix of debt maturities and variable- and fixed-rate debt, together with interest rate swaps where appropriate, to fix or lower its borrowing costs. The Company does not make material sales or have material purchase obligations outside of the United States and therefore does not generally have exposure to foreign currency exchange risks.

Item 4. Controls and Procedures

     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.

     As of the end of the period covered by this report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company’s management, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

     There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We are not currently party to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

     On March 24, 2004, the Securities and Exchange Commission declared effective the Company’s registration statement on Form S-1 (File No. 333-111904) relating to the initial public offering by the Company of 6,000,000 shares of its common stock, par value $0.001 per share (the “common stock”) and 900,000 shares of common stock by FP-Ultra Clean, LLC, the Company’s principle stockholder, pursuant to an over-allotment option granted by FP-Ultra Clean, LLC to the underwriters.

     On March 30, 2004, the Company completed its initial public offering of 6,000,000 shares of common stock at a price to the public of $7.00 per share. After deducting the underwriting discount of

$0.49 per share, net proceeds to the Company were approximately $39.1 million. The Company did not receive the proceeds until after the end of the first quarter. Of the net proceeds, the Company used $29.3 million to redeem its Series A Senior Notes held by FP-Ultra Clean, LLC and approximately $1.3 million to redeem Series A Senior Notes held by some of the Company’s officers and key employees. The Company estimates that it will incur approximately $3.8 million in expenses associated with the initial public offering, including a $2.0 million advisory fee paid to Francisco Partners, L.P., an affiliate of FP-Ultra Clean, LLC. The balance of the proceeds was deposited into the Company’s general account.

     On April 21, 2004, the underwriters exercised the over-allotment option pursuant to which FP-Ultra Clean, LLC sold 720,350 shares of common stock at a price to the public of $7.00 per share. The underwriting discount was $0.49 per share. The Company did not receive any of the proceeds from the exercise of the over-allotment option.

     Credit Suisse First Boston, J.P. Morgan Securities Inc., Banc of America Securities LLC and Piper Jaffray & Co. acted as underwriters in the transaction.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     On March 1, 2004, a majority of the outstanding shares of common stock of the Company approved by written consent the taking of the following actions in connection with the Company’s initial public offering:

•	the amendment and restatement of the certificate of incorporation of the Company;

•	the amendment and restatement of the bylaws of the Company;

•	the one-for-four reverse split of the Company’s common stock;

•	the adoption and approval of the Company’s Amended and Restated 2003 Stock Incentive Plan;

•	the adoption and approval of the Company’s Employee Stock Purchase Plan;

•	the approval of the Stockholder’s Agreement between the Company and FP-Ultra Clean, LLC;

•	the approval of the Advisory Agreement between the Company and Francisco Partners Management, LLC;

•	the redemption by the Company of its 5% Series A Senior Notes due 2009 plus accrued and unpaid interest out of the proceeds of the Company’s initial public offering; and

•	the approval of Amendment No. 1 to the Employment Agreement between the Company and each of Clarence L. Granger and Kevin L. Griffin.

     In each case, all such actions were effected in compliance with Section 228 of the Delaware General Corporation Law.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibits filed with the current Report on Form 10-Q for the quarter ended March 31, 2004 are as follows:

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On March 25, 2004 the Company filed a current report on Form 8-K which attached and incorporated by reference a press release announcing the pricing of the initial public offering of shares of the Company’s common stock pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-111904).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA CLEAN HOLDINGS, INC.
(Registrant)

May 10, 2004	By:	/s/ Clarence L. Granger

	Name:	Clarence L. Granger
	Title:	President and Chief Executive Officer,

May 10, 2004	By:	/s/ Kevin L. Griffin

	Name:	Kevin L. Griffin
	Title	Chief Financial Officer

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.