Form 10-Q
period 2004-06-30
ULTRA CLEAN HOLDINGS INC
filed 2004-08-09
CIK 1275014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-50646

Ultra Clean Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1655526 (I.R.S. Employer Identification No.)

150 Independence Drive, Menlo Park, California (Address of principal executive offices)	94025-1136 (Zip Code)

(650) 323-4100
Registrant’s telephone number, including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     Number of shares outstanding of the issuer’s common stock as of July 31, 2004: 16,315,019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	December 31,	June 30,
	2003	2004
		(Unaudited)
ASSETS
Current assets:
Cash	$6,035	$7,476
Accounts receivable	11,724	21,635
Inventories	9,123	18,381
Deferred income taxes	1,802	2,563
Prepaid expenses and other	210	499

Total current assets	28,894	50,554
Equipment and leasehold improvements, net	3,573	3,738
Goodwill	6,617	6,617
Tradename	8,987	8,987
Deferred income taxes	1,731	1,594
Other non-current assets	353	367

Total assets	$50,155	$71,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,805	$19,721
Accrued expenses and other liabilities	1,413	2,199
Income taxes payable	46	1,243
Capital lease obligations, current portion	111	126

Total current liabilities	11,375	23,289
Capital lease obligations and other liabilities	447	464
Series A Senior Notes to related parties, net of deferred compensation of $580 in 2003 and $0 in 2004	30,013	—

Total liabilities	41,835	23,753

Commitments and contingencies
Stockholders’ equity:
Common stock — $0.001 par value, 90,000,000 authorized; 10,245,395 and 16,313,561 shares issued and outstanding, in 2003 and 2004, respectively	10,377	46,019
Deferred stock-based compensation	(316)	(676)
Retained earnings (accumulated deficit)	(1,741)	2,761

Total stockholders’ equity	8,320	48,104

Total liabilities and stockholders’ equity	$50,155	$71,857

See notes to condensed consolidated financial statements.

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Sales	$17,410	$54,508	$35,036	$95,345
Cost of goods sold	14,768	45,586	31,013	80,342

Gross profit	2,642	8,922	4,023	15,003

Operating expenses:
Research and development	268	661	527	1,213
Sales and marketing	553	941	1,024	1,645
General and administrative	1,984	2,099	2,739	3,575
Stock based compensation	67	52	134	656

Total operating expenses	2,872	3,753	4,424	7,089

Income (loss) from operations	(230)	5,169	(401)	7,914
Other income (expense):
Interest expense and other, net	(336)	(21)	(741)	(411)

Income (loss) before income taxes	(566)	5,148	(1,142)	7,503
Income tax (provision) benefit	411	(2,059)	543	(3,001)

Net income (loss)	$(155)	$3,089	$(599)	$4,502

Net income (loss) per share
Basic	$(0.02)	$0.19	$(0.06)	$0.34
Diluted	$(0.02)	$0.18	$(0.06)	$0.32
Shares used in computing net income (loss) per share:
Basic	9,976	16,046	9,976	13,078
Diluted	9,976	17,204	9,976	13,996

See notes to condensed consolidated financial statements.

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2003	2004
Cash flows from operating activities:
Net income (loss)	$(599)	$4,502
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	762	802
Deferred income tax	(765)	(624)
Amortization of deferred compensation	134	656
Changes in assets and liabilities:
Accounts receivable	2,213	(9,911)
Inventories	1,489	(9,258)
Prepaid expenses and other	(40)	(289)
Other assets	11	(14)
Accounts payable	(2,773)	9,916
Income taxes payable	913	1,197
Accrued expenses and other liabilities	(1,104)	781

Net cash (used in) provided by operating activities	241	(2,242)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(39)	(867)

Net cash used in investing activities	(39)	(867)

Cash flows from financing activities:
Principal payments on capital lease obligations	(84)	(62)
Principal payments on notes to related parties	—	(30,593)
Proceeds from issuance of common stock	—	35,205

Net cash (used in) provided by financing activities	(84)	4,550

Net increase in cash	118	1,441
Cash at beginning of period	6,237	6,035

Cash at end of period	$6,355	$7,476

Supplemental cash flow information:
Income taxes paid	$400	$2,669

Interest paid	$5	$492

Noncash investing and financing activities:
Acquisition of equipment under capital lease	$164	$99

Common stock issued to employees	$47	$—

Restricted stock issued	$—	$438

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

     The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2003 included in its Registration Statement on Form S-1 (File No. 333-111904) filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2004. The Company’s results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for any future periods.

     Concentration of Credit Risk — Financial instruments which subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company sells its products to semiconductor capital equipment manufacturers in the United States. The Company performs credit evaluations of its customers’ financial condition and generally requires no collateral. In the three and six months ended June 30, 2003 and 2004, the Company had three customers that each accounted for 10% or more of sales: Applied Materials, Inc., Novellus Systems, Inc. and Lam Research Corporation. As a group these three customers accounted for 93% and 94% of Ultra Clean’s sales for the three and six months ended June 30, 2003 respectively, and 93% of sales for the three and six months ended June 30, 2004.

     Fiscal Year — Effective January 1, 2003, Ultra Clean adopted a 52-53 week fiscal year ending on the Friday nearest to December 31. For presentation purposes, the Company presents each fiscal period as if it ended on the last day of the month. Using the 52-53 week fiscal year, the second quarter of the 2004 fiscal year ended on June 25, 2004. All references to quarters refer to fiscal quarters.

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

     The Company amortizes deferred stock-based compensation on the straight-line method over the vesting periods of the stock options, generally four years. Had compensation expense been determined based on the fair value at the grant date for all employee awards, consistent with the provisions of SFAS No. 123, the Company’s pro forma net income (loss) and net income (loss) per share would have been as follows (in thousands, except share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Net income (loss) as reported	$(155)	$3,089	$(599)	$4,502
Add: stock-based employee compensation included in reported net income (loss)	18	31	70	394
Less: total stock-based compensation determined under the fair value based method for all awards	(21)	(84)	(79)	(489)

Pro forma net income (loss):	$(158)	$3,036	$(608)	$4,407

Basic net income (loss) per share
As reported	$(0.02)	$0.19	$(0.06)	$0.34
Pro forma	$(0.02)	$0.19	$(0.06)	$0.34
Diluted net income (loss) per share
As reported	$(0.02)	$0.18	$(0.06)	$0.32
Pro forma	$(0.02)	$0.18	$(0.06)	$0.32

     These calculations were made using the minimum value method for the three and six months ended June 30, 2003 and the Black-Scholes option pricing model for the three and six months ended June 30, 2004. The weighted average estimated fair value of employee stock option grants for the three months ended June 30, 2003 and 2004 was $0.95 and $4.80, respectively. For the six months ended June 30, 2003 and 2004, the weighted average estimated fair value of employee stock option grants was $0.13 and $4.30, respectively. The following assumptions were used:

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Dividend yield	—	—	—	—
Expected volatility	—	69.8%	—	69.9%
Risk-free interest rate	2.9%	3.5%	2.7%	2.9%
Expected life (in years)	5	5	5	5

The Company’s calculations are based on the single option valuation approach, and forfeitures are recognized as they occur.

     In June 2004, the Company implemented its Employee Stock Purchase Plan, previously approved by the Board of Directors and stockholders. The Company has reserved 555,343 shares of its common stock for issuance under the stock purchase plan. The first purchase period began on June 14, 2004 and ends on November 19, 2004 at which time participating employees will be able to purchase Ultra Clean Holdings stock at a discount of 15% to the lower of the fair market value of the Company’s common stock at the beginning of the offering period or the purchase date, using funds deducted from the individual employee’s salary during the purchase period.

2. Initial Public Offering

     On March 24, 2004, the Company entered into an agreement with respect to its initial public offering (“IPO”) to sell 6,000,000 shares of its common stock at a price to the public of $7.00 per share. After deducting the underwriting discount of $0.49 per share, the net proceeds to the Company were approximately $39.1 million. The Company received the proceeds during the second quarter of 2004. Of the net proceeds, approximately $31.1 million was used to redeem the Company’s outstanding Series A Senior Notes plus accrued interest.

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

     The Company estimates expenses associated with the IPO will total approximately $3.9 million, including a $2 million advisory fee paid to Francisco Partners, L.P., an affiliate of FP-Ultra Clean LLC, the Company’s majority stockholder. As of June 30, 2004 approximately $3.8 in expenses had been paid.

     In connection with its IPO, the Company filed an amended and restated certificate of incorporation to account for a one-for-four reverse stock split and authorize 90 million shares of common stock and 10 million shares of undesignated preferred stock. All share and per share data has been adjusted to give effect to the reverse stock split.

3. Inventories

     Inventories consisted of the following (in thousands):

	December 31,	June 30,
	2003	2004
Raw materials	$5,746	$12,985
Work in process	3,282	4,678
Finished goods	95	718

Total	$9,123	$18,381

4. Equipment and Leasehold Improvements, Net

     Equipment and leasehold improvements, net consist of the following (in thousands):

	December 31,	June 30,
	2003	2004
Computer equipment and software	$954	$1,282
Furniture and fixtures	165	183
Machinery and equipment	1,514	2,099
Leasehold improvements	2,599	2,635

	5,232	6,199
Accumulated depreciation and amortization	(1,659)	(2,461)

Total	$3,573	$3,738

5. Notes Payable and Borrowing Arrangements

     Series A Senior Notes — The Company issued Series A Senior Notes in aggregate principal amounts of $24,130,000, $2,730,000 and $3,733,000 on November 15, 2002, November 26, 2002 and December 2, 2002, respectively. These notes accrued interest at a rate of 5% per annum, were not redeemable by the holder and could be repaid, in whole or in part, with outstanding accrued interest at any time without penalty. All Series A Senior Notes were held by related parties and employees of the Company.

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

     During the six months ended June 30, 2003 and 2004, approximately $34,000 and $580,000, respectively, was charged to compensation expense related to the accretion of such debt amounts. At December 31, 2003, approximately $580,000 of deferred compensation was recorded, thereby reducing the principal amount of debt outstanding to $30,013,000.

     As of April 2, 2004, the Company had redeemed all of the outstanding Series A Senior Notes plus accrued interest.

     Bank Line of Credit — In June 2004, Ultra Clean Technology Systems and Service, Inc. renewed a secured line of credit arrangement which permits borrowing of up to $10,000,000 based upon a defined borrowing base and bearing interest, at its option, at a rate equal to 2% per annum plus LIBOR or 0.25% per annum plus the reference rate established from time to time by the lender. Interest is payable monthly and the line expires on September 15, 2004. The arrangement contains financial covenants requiring the maintenance of minimum specified working capital, no successive quarterly net losses and tangible net worth ratios as well as a restriction on payment of any cash dividends. There were no amounts outstanding under the line of credit at December 31, 2003 or June 30, 2004.

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

     A summary of the Company’s net income (loss) per share for the three and six months ended June 30, 2003 and 2004 is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Net income (loss)	$(155)	$3,089	$(599)	$4,502

Shares used in computation — basic:
Weighted average common shares outstanding	10,245	16,310	10,245	13,319
Weighted average common shares outstanding subject to repurchase	(269)	(264)	(269)	(241)

Shares used in computing basic net income (loss) per share	9,976	16,046	9,976	13,078

Shares used in computation — diluted:
Weighted average common shares outstanding		16,310		13,319
Dilutive effect of options outstanding		900		677

Shares used in computing basic net income (loss) per share	9,976	17,210	9,976	13,996

Net income (loss) per share — basic	$(0.02)	$0.19	$(0.06)	$0.34

Net income (loss) per share — diluted	$(0.02)	$0.18	$(0.06)	$0.32

     The Company had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive. Such outstanding securities consist of the following at June 30:

	Three months ended June 30,		Six months ended June 30 ,
	2003	2004	2003	2004
Shares of common stock subject to repurchase	268	—	268	63
Outstanding options	1,025	58	1,025	266

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

Item 2. Managements Discussion And Analysis of Financial Condition And Results Of Operations

     The information set forth in this quarterly report on Form 10-Q contains, or may be deemed to contain, “forward-looking statements” (as defined in the U.S. Private Securities Litigation Reform Act of 1995) which reflect the Company’s current views with respect to future events and financial performance. The Company uses words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify these forward-looking statements. All forward-looking statements address matters that involve risks and uncertainties. Accordingly, you should not rely on forward-looking statements, as there are or will be important factors that could cause the Company’s actual results, as well as those of the markets it serves and operates in, levels of activity, performance, achievements and prospects to differ materially from the results predicted or implied by these forward-looking statements. These risks, uncertainties and other factors include, among others, those identified below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and “Risk Factors.” The Company undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

Results of Operations

     For the periods indicated, the following table sets forth certain costs and expense and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	84.8	83.6	88.5	84.3

Gross profit	15.2	16.4	11.5	15.7

Operating expenses:
Research and development	1.5	1.2	1.5	1.3
Sales and marketing	3.2	1.7	2.9	1.7
General and administrative	11.4	3.9	7.8	3.7
Stock based compensation	0.4	0.1	0.4	0.7

Total operating expenses	16.5	6.9	12.6	7.4

Income (loss) from operations	(1.3)	9.5	(1.1)	8.3
Other income (expense):
Interest expense and other, net	(2.0)	(0.0)	(2.1)	(0.4)

Income (loss) before income taxes	(3.3)	9.5	3.2	7.9
Income tax (provision) benefit	2.4	(3.8)	1.5	(3.2)

Net income (loss)	(0.9)%	5.7%	(1.7)%	4.7%

Sales

     The Company generates revenue primarily from the sale of gas delivery systems. Sales for the quarter ended June 30, 2004 increased 213.1% to $54.5 million from $17.4 million for the quarter ended June 30, 2003, an increase of $37.1 million. Sales for the six months ended June 30, 2004 increased 172.1% to $95.3 million from $35 million for the six months ended June 30, 2003, an increase of $60.3 million. This increase was due to an overall increase in demand for semiconductor capital equipment, which began in the fourth quarter of 2003, resulting in increased demand for, and therefore increased sales of, Ultra Clean’s gas delivery systems. Historically, a relatively small number of OEM customers have accounted for a significant portion of the Company’s sales. In the three and six months ended June 30, 2003 and 2004 the Company had three customers that each accounted for 10% or more of sales: Applied Materials, Inc., Novellus Systems, Inc. and LAM Research Corporation. As a group, these three customers accounted for 93% of sales for the quarters ended June 30, 2003 and 2004. Sales to these three customers accounted for 94% and 93% of sales for the six months ended June 30, 2003 and 2004, respectively. Ultra Clean expects sales in the third quarter to remain relatively consistent with those in the second quarter of 2004 and to increase moderately in the fourth quarter.

Gross Profit

     Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation, associated with the design and manufacture of products sold. Gross profit for the quarter ended June 30, 2004 increased 237.7% to $8.9 million from $2.6 million for the quarter ended June 30, 2003, an increase of $6.3 million. Gross profit for the six months ended June 30, 2004 increased 272.9% to $15 million from $4 million for the six months ended June 30, 2003, an increase of $11 million. Gross profit as a percentage of sales increased to 16.4% for the quarter ended June 30, 2004 compared to 15.2% for the quarter ended June 30, 2003. Gross profit as a percentage of sales for the six months ended June 30, 2004 increased to 15.7% compared to 11.5% for the comparable period in fiscal 2003. The increase in gross profit for the quarter and six months ended June 30, 2004 was primarily attributable to sharply higher sales of gas delivery systems beginning in the fourth quarter of 2003 and continuing in the first and second quarters of 2004, during which time the Company achieved significantly higher factory utilization which absorbed more fixed costs and costs of operations. Ultra

Clean expects gross profit to increase incrementally in the third and fourth quarters of 2004 as a result of manufacturing efficiencies.

Research and Development Expense

     Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment, design and implementation, new product design and testing and other product development activities. Research and development expense for the quarter ended June 30, 2004 increased 146.6% to $0.7 million from $0.3 million for the quarter ended June 30, 2003, an increase of $0.4 million. Research and development expense for the six months ended June 30, 2004 increased 130.2% to $1.2 million from $0.5 million for the six months ended June 30, 2003, an increase of $0.7 million. Research and development expense as a percentage of sales for the three and six months ended June 30, 2004 decreased to 1.2% and 1.3%, respectively, compared to 1.5% for the quarter and six months ended June 30, 2003. Increased research and development expenses for the quarter and six months ended June 30, 2004 were primarily attributable to engineering activity associated with new product design, test equipment and other product development activities. Although research and development expenses may increase in absolute dollars, as a percentage of sales, Ultra Clean expects research and development expense to remain relatively constant in the second half of 2004 when compared to the first six months.

Sales and Marketing Expense

     Sales and marketing expense consists primarily of salaries and commissions paid to the Company’s sales and service employees and salaries paid to the Company’s engineers who work with the sales and service employees to help determine the components and configuration requirements for new products. Sales and marketing expense for the quarter ended June 30, 2004 increased 70.2% to $0.9 million from $0.6 million for the quarter ended June 30, 2003, an increase of $0.3 million. Sales and marketing expense for the six months ended June 30, 2004 increased 60.6% to $1.6 million from $1 million for the six months ended June 30, 2003, an increase of $0.6 million. Sales and marketing expense as a percentage of sales decreased to 1.7% for the three and six months ended June 30, 2004 compared to 3.2% for the quarter ended June 30, 2003 and 2.9% for the six months ended June 30, 2003. Increased sales and marketing expense for the quarter and six months ended June 30, 2004 was primarily attributable to commissions paid to the Company’s sales and service employees on significantly higher revenues and an increase in sales activities by the Company’s engineers. Ultra Clean anticipates sales and marketing expense to increase proportionately with increases in sales during the remainder of 2004.

General and Administrative Expense

     General and administrative expense consists primarily of salaries paid to, and the overhead of, the Company’s administrative staff and professional fees. General and administrative expense for the quarter ended June 30, 2004 increased 5.8% to $2.1 million from $2 million for the quarter ended June 30, 2003, an increase of $0.1 million. General and administrative expense for the six months ended June 30, 2004 increased 30.5% to $3.6 million from $2.7 million for the six months ended June 30, 2003, an increase of $0.9 million. General and administrative expense as a percentage of sales for the quarter and six months ended June 30, 2004 decreased to 3.9% and 3.7%, respectively compared to 11.4% and 7.8% for the comparable periods of fiscal 2003. Increased general and administrative expense for the quarter and six months ended June 30, 2004 in absolute dollars was primarily attributable to the addition of new administrative employees as a result of the Company’s significantly higher levels of manufacturing activity, and also accounting, consulting, insurance and other fees associated with Ultra Clean becoming a public company. These increased fees more than offset $1.1 million in professional fees paid to third party financial advisors during the second quarter of 2003.

Stock Based Compensation

     Stock based compensation expense for the quarter ended June 30, 2004 remained relatively constant at $0.1 million compared to the quarter ended June 30, 2003. Stock based compensation expense for the six months ended June 30, 2004 increased 389.6% to $0.7 million from $0.1 million for the six months ended June 30, 2003. This increase in stock based compensation was primarily attributable to the vesting of the Company’s Series A Senior Notes following the Company’s IPO.

Interest Expense

     Interest expense for the quarter ended June 30, 2004 decreased 93.8% compared to the quarter ended June 30, 2003. Interest expense for the six months ended June 30, 2004 decreased 44.5% to $0.4 million from $0.7 million, for the six months ended June 30, 2003. The decrease in interest expense is the result of the retirement of all of the Company’s outstanding Series A Senior Notes.

Provision for Income Taxes

     Provision for income taxes for the quarter ended June 30, 2004 was $2.1 million compared to a benefit of $0.4 million for the quarter ended June 30, 2003. Provision for income taxes for the six months ended June 30, 2004 was $3 million compared to a benefit of $0.5 million for the comparable period of fiscal 2003. The effective tax rate for the quarter and six months ended June 30, 2004 was 40% compared to the statutory rate of 35%, primarily as a result of state taxes. The effective tax rate benefit for the quarter and six months ended June 30, 2003 differed from the statutory rate of 35% primarily as a result of state income taxes and non-deductible expenses.

Liquidity and Capital Resources

     As of June 30, 2004, the Company had cash of $7.5 million as compared to $6.0 million as of December 31, 2003.

     The Company generated cash of $4.6 million from financing activities during the six months ended June 30, 2004. On March 24, 2004, the Company entered into an agreement with respect to its IPO to sell 6,000,000 shares of common stock at a price to the public of $7.00 per share. After deducting the underwriting discount of $0.49 per share, the net proceeds to the Company were approximately $39.1 million and were received in the second quarter of fiscal 2004. The Company recorded approximately $3.9 million in expenses associated with the IPO and therefore generated $35.2 million in proceeds from the issuance of common stock. Approximately $30.6 million of the proceeds were used to retire the Company’s Series A Senior Debt.

     The Company used approximately $2.2 million of cash in operating activities during the six months ended June 30, 2004 as increases in accounts receivable and inventories were partially offset by an increase in accounts payable and net income for the period. The Company increased inventories to support the increased sales activities, which also resulted in increased payables.

     The Company also used approximately $0.9 million of cash in investing activities to purchase equipment and leasehold improvements during the first six months of 2004.

     During the second quarter of fiscal 2004, Ultra Clean obtained a business license to expand operations into China. In addition, the Company signed a five year operating lease for facilities to house the China operations in Shanghai. During the third and fourth quarters of 2004, the Company anticipates this expansion to require the use of approximately $2.8 million for manufacturing and warehouse facilities and other costs related to the commencement of the operations in China. The Company anticipates shipping products from the China facility by the end of the first quarter of fiscal 2005.

     The Company has a $10 million working capital credit line with Union Bank of California. There were no borrowings against this credit line during the six months ended June 30, 2004.

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

	Capital	Operating
Period Ending December 31,	Leases	Leases*
	(in thousands)
2004	62	678
2005	110	822
2006	74	437
2007	52	277
2008	23	144
Thereafter	4	72

Total	$325	$2,430

*Operating lease expenses include the lease for a new facility in China described above in addition to the one year renewal of the lease for our facility in Menlo Park, California signed in July 2004. Operating lease expense also reflects the fact that the lease for our manufacturing facility in Austin, Texas expires on August 1, 2005. We have an option to renew the lease on our Austin facility for an additional five years, which we expect to exercise. Operating lease expense set forth in the above table will increase upon renewal of the Austin lease.

     At June 30, 2004, the Company had commitments to purchase inventory totaling $21.3 million.

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

     A relatively small number of OEM customers have historically accounted for a significant portion of Ultra Clean’s sales, and Ultra Clean expects this trend to continue. Applied Materials, Inc. and Novellus Systems, Inc. together accounted for 91% of Ultra Clean’s sales in 2001. Applied Materials, Inc., Novellus Systems, Inc. and Lam Research Corporation as a group accounted for 98% of Ultra Clean’s sales in 2002 and 92% of Ultra Clean’s sales in 2003. Because of the small number of OEMs in Ultra Clean’s industry, most of whom are already Ultra Clean customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers. Consolidation among Ultra Clean’s customers may further concentrate its business in a limited number of customers and expose the Company to increased risks relating to dependence on a small number of customers. In addition, any significant pricing pressure exerted by a key customer could adversely effect Ultra Clean’s operating results.

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

     The manufacturing of Ultra Clean’s products is a highly complex process that involves the integration of multiple components and requires effective management of its supply chain while meeting its customers’ design-to-delivery cycle time requirements. Through the course of the manufacturing process, Ultra Clean’s customers may modify design and system configurations in response to changes in their own customers’ requirements. In order to rapidly respond to these modifications and deliver Ultra Clean’s products to its customers in a timely manner, Ultra Clean must effectively manage its manufacturing and procurement process. If the Company fails to effectively manage this process, the Company risks losing customers and damaging its reputation, which could limit its growth and have a material adverse affect on its business, financial condition and operating results.

OEMs may not continue to outsource subsystem manufacturing for their capital equipment which would adversely impact the Company’s operating results.

     The success of the Company’s business depends on OEMs continuing to outsource the manufacturing of gas delivery systems for their semiconductor capital equipment. Most of the largest OEMs have already outsourced a significant portion of their gas delivery systems. If OEMs do not continue to outsource gas delivery systems for their capital equipment, the Company’s revenue would be reduced, which would have a material adverse affect on the Company’s business, financial condition and operating results. In addition, if the Company is unable to obtain additional business as OEMs outsource their production of gas delivery systems, the Company’s business, financial condition and operating results could be adversely affected.

Ultra Clean may experience a variety of difficulties and incur a variety of costs as a result of acquisitions of companies, assets, businesses or technologies, and the anticipated benefits of any such acquisitions may never be realized.

     Ultra Clean may make acquisitions of, or significant investments in, complementary companies, assets, businesses or technologies. Any future acquisitions would be accompanied by risks such as:

•	difficulties in assimilating the operations and personnel of acquired companies or businesses;

•	difficulties in integrating information systems of acquired companies or businesses;

•	diversion of the Company’s management’s attention from ongoing business concerns;

•	the Company’s potential inability to maximize its financial and strategic position through the successful incorporation of acquired technology into its products;

•	additional expense associated with amortization of depreciation of acquired assets;

•	maintenance of uniform standards, controls, procedures and policies;

•	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new personnel;

•	dilution to the Company’s stockholders in the event Ultra Clean issues stock as consideration to finance an acquisition; and

•	increased leverage if Ultra Clean incurs debt to finance an acquisition.

Ultra Clean may not be able to successfully integrate any business, products, technologies or personnel that it might acquire in the future, and the Company’s failure to do so could have a material adverse affect on its business, financial condition and operating results.

Ultra Clean is establishing operations in China, which will expose the Company to new risks associated with operating in a foreign country.

Ultra Clean will begin to face new political, economic, legal and other risks associated with operating in China, including:

•	tariffs and other barriers;

•	timing and availability of export licenses;

•	political, civil and economic instability;

•	disruptions to customer operations due to the outbreak of communicable diseases;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing a distant foreign subsidiary and branch operations;

•	foreign currency exchange fluctuations;

•	the burden of complying with foreign laws and treaties; and/or

•	potentially adverse tax consequences

          In addition, while over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization, due to efforts to control the pace of growth or for other reasons, the Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time without notice. Changes in these policies by the Chinese government resulting in changes in laws, regulations, or their interpretation, the imposition of confiscatory taxation, restrictions on currency conversion or imports and sources of supply could materially and aversely affect our Chinese operations, which could result in a total loss of our investment in that country.

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

The Company has and will continue to incur increased costs as a result of being a public company.

     The Company has and will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that it did not incur as a private company. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, the Public Company Accounting Oversight Board and The Nasdaq National Market, have required changes in the corporate governance practices of public companies. The Company expects these new rules and regulations to increase its legal and financial compliance costs and to make legal, accounting and administrative activities more time-consuming and costly. For example, as a result of becoming a public company, the Company added three additional independent directors and created additional committees of its board of directors and adopted policies regarding internal controls and disclosure controls and procedures. The Company has also incurred substantially higher costs to obtain directors and officers insurance. The Company cannot estimate the amount of additional costs it may incur or the timing of such costs.

     In addition, as Ultra Clean gains experience with the requirements of being a public company combined with the increased activities of its business, the Company will need to continually evaluate its business processes and management structure, which could cause the Company to incur additional overhead costs. For example, on August 16, 2004, Phil Kagel will join the Company as Senior Vice President, Chief Financial Officer and Kevin Griffin, Ultra Clean’s current Chief Financial Officer, will assume the responsibilities of a newly created position, Chief Administrative Officer.

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

     From 1991 through 2002, the Company operated as a subsidiary of Mitsubishi Corporation. During that period, Mitsubishi provided the Company with financing. Accordingly, the historical financial information included in the Company’s registration statement for Form S-1 does not necessarily reflect what Ultra Clean’s financial position, operating results and cash flows will be in the future or what they would have been had the Company been a separate, stand-alone entity during the periods in which the Company was owned by Mitsubishi. Furthermore, as a stand-alone entity, the Company will need to obtain any required funding from third parties.

The Company may not be able to fund Ultra Clean’s future capital requirements from its operations, and financing from other sources may not be available on favorable terms or at all.

     Ultra Clean made capital expenditures of $0.6 million in 2001, $1.8 million in 2002 and $0.5 million in 2003. Ultra Clean intends to make $2.1 million of capital expenditures in the second half of 2004 in connection with the establishment of a manufacturing facility in Shanghai, China. The actual amount of Ultra Clean’s future capital requirements will depend on many factors, including:

•	the cost required to ensure access to adequate manufacturing capacity;

•	the timing and extent of spending to support product development efforts;

•	the timing of introductions of new products and enhancements to existing products;

•	changing manufacturing capabilities to meet new customer requirements; and

•	market acceptance of Ultra Clean’s products.

     To the extent that existing cash, together with any cash from operations, are insufficient to fund Ultra Clean’s future activities, the Company may need to raise additional funds through public or private equity or debt financing. Future equity financings could be dilutive to holders of Ultra Clean’s common stock, and debt financings could involve covenants that restrict its business operations. If Ultra Clean cannot raise funds on acceptable terms, if and when needed, it may not be able to develop or enhance its products, take advantage of future opportunities, grow its business or respond to competitive pressures or unanticipated requirements, any of which could adversely affect its business, operating results and financial condition.

If environmental contamination were to occur in one of Ultra Clean’s manufacturing facilities, the Company could be subject to substantial liabilities.

     The Company uses substances regulated under various federal, state and local environmental laws in its manufacturing facilities. Ultra Clean’s failure or inability to comply with existing or future environmental laws could result in significant remediation liabilities, the imposition of fines or the suspension or termination of the production of Ultra Clean’s products. In addition, Ultra Clean may not be aware of all environmental laws or regulations that could subject it to liability.

If Ultra Clean’s facilities were to experience catastrophic loss due to natural disasters, its operations would be seriously harmed.

     Ultra Clean’s facilities could be subject to a catastrophic loss caused by natural disasters, including fires and earthquakes. Ultra Clean has facilities in areas with above average seismic activity, such as its manufacturing and headquarters facilities in Menlo Park, California. If any of Ultra Clean’s facilities were to experience a catastrophic loss, it could disrupt its operations, delay production and shipments, reduce revenue and result in large expenses to repair or replace the facility. In addition, the Company has in the past experienced, and may in the future experience, extended power outages at its Menlo Park, California facilities. The Company does not carry insurance policies which cover potential losses caused by earthquakes or other natural disasters or power loss.

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

The Company may not be able to find adequate facilities to house its operations.

     Ultra Clean has recently completed negotiations with the landlord of its Menlo Park, California facilities. As a result of certain proposed zoning changes in the city of Menlo Park, Ultra Clean was only able to extend the lease for twelve months with a month-to-month option for 9 additional months. If Ultra Clean is unable to secure a lease for the Menlo Park facility on favorable terms at the end of the current lease, it will need to find new facilities and move all of its Menlo Park manufacturing, engineering, sales and marketing and administrative functions into new facilities. This move could disrupt manufacturing and the Company will incur additional costs associated with relocation to new facilities, which could have a material and adverse effect on its results of operations.

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

     Such power could have the effect of delaying, deterring or preventing a change of control, business combination or other transaction that might otherwise be beneficial to Ultra Clean’s stockholders. FP-Ultra Clean, LLC also is not prohibited from selling a controlling interest in us to a third party or a participant in Ultra Clean’s industry. For additional information regarding Ultra Clean’s relationship with FP-Ultra Clean, LLC, you should read the section entitled “Certain Relationships and Related Party Transactions” contained in the Company’s registration statement on Form S-1.

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

     Sales of substantial amounts of Ultra Clean’s common stock by FP-Ultra Clean, LLC, or the perception that these sales might occur, may depress prevailing market prices of Ultra Clean’s common stock. All of Ultra Clean’s outstanding shares are subject to lock-up agreements with the underwriters that prohibit the resale of these shares for 180 days from the date of Ultra Clean’s IPO, although the underwriters may release all or a portion of the shares subject to lock-up agreements at any time without notice. The shares owned by FP-Ultra Clean, LLC have the benefit of an agreement with the Company that provides for customary demand and piggyback registration rights. Upon expiration of the 180-day lock-up period, in addition to the shares owned by FP-Ultra Clean, LLC that may be sold under a registration statement, shares underlying exercisable options to purchase Ultra Clean’s common stock will be available for resale without restriction or further registration under the Securities Act.

Ultra Clean’s securities have a relatively brief trading history, and the Company cannot assure you that its stock price will not decline.

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

Item 4. Controls and Procedures

     As of the end of the period covered by this report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company’s management, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a—15(e) and Rule 15(d)—15(e)). Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that material information related to Ultra Clean and its consolidated subsidiaries would be made known to them by others within these entities.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We are not currently party to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

     Ultra Clean used approximately $29.3 million of the net proceeds from its IPO to redeem its Series A Senior Notes held by FP-Ultra Clean, LLC and approximately $1.3 million to redeem Series A Senior Notes held by some of the Company’s officers and key employees. Approximately $3.8 million was used for expenses associated with the IPO, including a $2.0 million advisory fee paid to Francisco Partners, L.P., an affiliate of FP-Ultra Clean, LLC. The balance of the proceeds was used for working capital.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibits filed with the current Report on Form 10-Q for the quarter ended June 30, 2004 are as follows:

Exhibit
Number	Description
10.7	Revolving credit facility agreement between the Company and Union Bank of California N.A dated July 9, 2003 as amended June 2, 2004.

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 29, 2004 the Company filed a current report on Form 8-K under items seven and twelve which attached and incorporated by reference a press release announcing its first quarter financial results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA CLEAN HOLDINGS, INC. (Registrant)

August 09, 2004	By:	/s/ Clarence L. Granger

	Name:	Clarence L. Granger
	Title:	President and
Chief Executive Officer

August 09, 2004	By:	/s/ Kevin L. Griffin

	Name:	Kevin L. Griffin
	Title	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
10.7	Revolving credit facility agreement between the Company and Union Bank of California N.A dated July 9, 2003 as amended June 2, 2004.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.