Form 10-Q
period 2004-09-30
ULTRA CLEAN HOLDINGS INC
filed 2004-11-08
CIK 1275014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

or

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

     Number of shares outstanding of the issuer’s common stock as of October 31, 2004: 16,322,099

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash	$9,933	$6,035
Accounts receivable	15,940	11,724
Inventory	16,730	9,123
Deferrred income taxes	2,725	1,802
Prepaid expenses and other	1,262	210

Total current assets	46,590	28,894
Equipment and leasehold improvements, net	4,034	3,573
Goodwill	6,617	6,617
Tradename	8,987	8,987
Deferred income taxes	1,582	1,731
Other non-current assets	344	353

Total assets	$68,154	$50,155

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,431	$9,805
Accrued expenses and other liabilities	2,114	1,413
Income taxes payable	—	46
Capital lease obligations, current portion	128	111

Total current liabilities	17,673	11,375
Capital lease obligations and other liabilities	446	447
Series A Senior Notes to related parties, net of deferred compensation of $0 in 2004 and $580 in 2003	—	30,013

Total liabilities	18,119	41,835

Commitments and contingencies
Stockholders’ Equity
Common stock — $0.001 par value, 90,000,000 authorized; 16,315,019 and 10,245,395 shares issued and outstanding, in 2004 and 2003, respectively	45,984	10,377
Deferred stock-based compensation	(623)	(316)
Retained earnings (accumulated deficit)	4,674	(1,741)

Total stockholders’ equity	50,035	8,320

Total liabilities and stockholders’ equity	$68,154	$50,155

See notes to condensed consolidated financial statements.

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Sales	$47,509	$16,726	$142,856	$51,762
Cost of goods sold	39,706	14,605	120,050	45,618

Gross profit	7,803	2,121	22,806	6,144

Operating expenses:
Research and development	686	290	1,899	817
Sales and marketing	978	595	2,623	1,619
General and administrative	2,884	733	6,459	3,472
Stock and other deferred compensation	52	69	708	203

Total operating expenses	4,600	1,687	11,689	6,111

Income from operations	3,203	434	11,117	33
Interest expense and other, net	(2)	(375)	(413)	(1,116)
Income (loss) before income taxes	3,201	59	10,704	(1,083)
Income tax provision (benefit)	1,288	38	4,289	(505)

Net income (loss)	$1,913	$21	$6,415	$(578)

Net income (loss) per share:
Basic	$0.12	$0.00	$0.46	$(0.06)
Diluted	$0.11	$0.00	$0.43	$(0.06)
Shares used in computing net income (loss) per share:
Basic	16,051	9,976	14,069	9,976
Diluted	16,976	10,245	14,999	9,976

See notes to condensed consolidated financial statements.

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$6,415	$(578)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,199	1,111
Deferred income tax	(774)	(728)
Amortization of deferred compensation	708	203
Changes in assets and liabilities:
Accounts receivable	(4,216)	1,097
Inventory	(7,607)	2,182
Prepaid expenses and other	(507)	(80)
Other assets	10	55
Accounts payable	5,626	(892)
Income taxes payable (receivable)	(591)	914
Accrued expenses and other liabilities	698	(2,166)

Net cash provided by operating activities	961	1,118
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,561)	(13)

Net cash used in investing activities	(1,561)	(13)
Cash flows from financing activities:
Principal payments on capital lease obligations	(79)	(90)
Principal payments on notes to related parties	(30,593)	—
Proceeds from issuance of common stock	35,170	—

Net cash (used in) provided by financing activities	4,498	(90)
Net increase in cash	3,898	1,015
Cash at beginning of period	6,035	6,237

Cash at end of period	$9,933	$7,252

Supplemental cash flow information:
Income taxes paid	$5,894	$2,030
Interest paid	$496	$11
Noncash investing and financing activities:
Acquisition of equipment under capital lease	$99	$164
Restricted stock issued	$438	$—
Common stock issued to employees	$—	$47

See notes to condensed consolidated financial statements.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization, Basis of Presentation and Significant Accounting Policies

     Organization - Ultra Clean is a developer and supplier of critical subsystems for the semiconductor capital equipment industry, focusing on gas delivery systems. The Company’s gas delivery systems enable the precise delivery of specialty gases used in a majority of the key steps in the semiconductor manufacturing process. The Company offers its customers a complete outsourced solution for gas delivery systems, improved design-to-delivery cycle times, component neutral design and manufacturing and component testing capabilities. Ultra Clean’s customers are primarily original equipment manufacturers (“OEMs”) of semiconductor capital equipment.

     Basis of Presentation - The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America. This financial information reflects all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The Company’s December 31, 2003 balance sheet data was derived from audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated.

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

     The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2003 included in its Registration Statement on Form S-1 (File No. 333-111904) filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2004. The Company’s results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for any future periods.

     Concentration of Credit Risk — Financial instruments which subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company sells its products to semiconductor capital equipment manufacturers in the United States. The Company performs credit evaluations of its customers’ financial condition and generally requires no collateral. In the three and nine months ended September 30, 2004 and 2003, the Company had three customers that each accounted for 10% or more of sales: Applied Materials, Inc., Novellus Systems, Inc. and Lam Research Corporation. As a group these three customers accounted for 91% and 92% of Ultra Clean’s sales for the three and nine months ended September 30, 2004, respectively, and for the three and nine months ended September 30, 2003 they represented 90% and 93%, respectively.

     Fiscal Year - Effective January 1, 2003, Ultra Clean adopted a 52-53 week fiscal year ending on the Friday nearest to December 31. For presentation purposes, the Company presents each fiscal period as if it ended on the last day of the month. However, the third quarter of the 2004 fiscal year actually ended on September 24, 2004 using the 52-53 week fiscal year. All references to quarters refer to fiscal quarters.

     Comprehensive Income - In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company reports by major components and as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income for the three and nine month periods ended September 30, 2004 was the same as net income.

     Stock-Based Compensation - The Company accounts for its employee stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation. Accordingly, no compensation is recognized for employee stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the date of grant. The Company adopted the disclosure provisions of FASB Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$1,913	$21	$6,415	$(578)
Add: stock-based employee compensation included in reported net income (loss), net of tax	31	7	77	28
Less: total stock-based compensation determined under the fair value based method for all awards, net of tax	(114)	(11)	(255)	(42)

Pro forma net income (loss)	$1,830	$17	$6,237	$(593)

Basic net income (loss) per share
As reported	$0.12	$0.00	$0.46	$(0.06)
Pro forma	$0.11	$0.00	$0.44	$(0.06)
Diluted net income (loss) per share
As reported	$0.11	$0.00	$0.43	$(0.06)
Pro forma	$0.11	$0.00	$0.42	$(0.06)

     These calculations were made using the Black-Scholes option pricing model for the three and nine months ended September 30, 2004 and the minimum value method for the three and nine months ended September 30, 2003. The weighted average estimated fair value of employee stock option grants for the three months ended September 30, 2004 and 2003 was $3.97 and $2.39, respectively. For the nine months ended September 30, 2004 and 2003, the weighted average estimated fair value of employee stock option grants was $4.16 and $0.18, respectively. The following assumptions were used:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Dividend yield	0%	0%	0%	0%
Expected volatility	70%	0%	70%	0%
Risk-free interest rate	3.68%	3.36%	3.26%	2.74%
Expected life (in years)	5	5	5	5

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

     Product Warranty - The Company provides a warranty on its products for a period of up to two years, and provides for warranty costs at the time of sale based on historical activity. Components of the reserve for warranty costs consisted of the following (in thousands) for the nine months ended:

	September 30,	September 30,
	2004	2003
Beginning balance	$88	$89
Additions related to sales	110	41
Warranty costs incurred	(69)	(51)

Ending Balance	$129	$79

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

     On April 21, 2004, as part of the Company’s IPO, FP-Ultra Clean, LLC, the Company’s principle stockholder sold 720,350 shares of the Company’s common stock in connection with the exercise by the underwriters of an over-allotment option. The Company did not receive any of the proceeds from the exercise of the over-allotment option. As of September 30, 2004, FP-Ultra Clean’s ownership of the Company was 55%.

     The Company’s expenses associated with the IPO totaled approximately $3.9 million, including a $2 million advisory fee paid to Francisco Partners, L.P., an affiliate of FP-Ultra Clean LLC, the Company’s majority stockholder. As of September 30, 2004 approximately $3.9 million in expenses had been paid.

     In connection with its IPO, the Company effected a one-for-four reverse stock split and authorized 90 million shares of common stock and 10 million shares of undesignated preferred stock on March 2, 2004. All share and per share data have been adjusted to give effect to the reverse stock split.

3. Inventory

     Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003
Raw materials	$11,806	$5,746
Work in process	3,993	3,282
Finished goods	931	95

Total	$16,730	$9,123

4. Equipment and Leasehold Improvements, Net

	September 30,	December 31,
	2004	2003
Computer equipment and software	$1,456	$954
Furniture and fixtures	238	165
Machinery and equipment	2,539	1,514
Leasehold improvements	2,659	2,599

	6,892	5,232
Accumulated depreciation and amortization	(2,858)	(1,659)

Total	$4,034	$3,573

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

     Of the Series A Senior Notes issued on November 26, 2002, $1,342,000 was issued to employees of the Company for $536,000 in cash and $806,000 in deferred compensation. The deferred compensation amount vested, in equal annual installments, over four years from the grant date. Compensation expense was recognized and the corresponding debt amounts were accreted on a straight line basis over four years from the grant date. In connection with the IPO, the balance of $580,000 in deferred compensation vested on March 24, 2004.

     During the nine months ended September 30, 2004 and 2003, approximately $580,000 and $50,000, respectively, was charged to compensation expense related to the accretion of such debt amounts. At December 31, 2003, approximately $580,000 of deferred compensation was recorded, thereby reducing the principal amount of debt outstanding to $30,013,000.

     As of April 2, 2004, the Company had redeemed all of the outstanding Series A Senior Notes plus accrued interest.

      Bank Line of Credit — On September 15, 2004, the Company’s secured line of credit arrangement which permitted borrowing of up to $10,000,000 based upon a defined borrowing base and bearing interest, at its option, at a rate equal to 2% per annum plus LIBOR or 0.25% per annum plus the reference rate established from time to time by the lender expired.

     In November 2004, the Company entered into a loan and security agreement providing for revolver loans of up to $20,000,000 (with a $1,000,000 sublimit for letters of credit). The revolver loans bear interest, at the Company’s option, at a rate equal to 1.5% per annum plus LIBOR or the reference rate established from time to time by the lender. Interest on the revolving loans is payable monthly, and the revolving facility matures on June 30, 2005. At any time prior to the revolving maturity date, the Company may elect to convert up to $10,000,000 of outstanding revolving borrowings into a three year term loan with quarterly payments of principal and interest. The term loan will bear interest, at the Company’s option, at a rate equal to 1.75% per annum plus LIBOR or 0.25% plus the reference rate. Obligations under the agreement are secured by a lien on substantially all of the Company’s assets. The obligations will be guaranteed by the Company’s domestic subsidiaries, and such guarantees will be secured by a lien on substantially all of their assets.

     There were no amounts outstanding under any line of credit at September 30, 2004 and December 31, 2003.

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

     A summary of the Company’s net income (loss) per share is as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$1,913	$21	$6,415	$(578)
Shares used in computation — basic:
Weighted average common shares outstanding	16,315	10,245	14,318	10,245
Weighted average common shares outstanding subject to repurchase	(264)	(269)	(249)	(269)

Shares used in computing basic net income (loss) per share	16,051	9,976	14,069	9,976

Shares used in computation — diluted:
Weighted average common shares outstanding	16,051	9,976	14,069	9,976
Dilutive effect of common shares outstanding subject to repurchase	201	269	201	—
Dilutive effect of options outstanding	723	—	729	—

Shares used in computing diluted net income (loss) per share	16,976	10,245	14,999	9,976

Net income (loss) per share — basic	$0.12	$0.00	$0.46	$(0.06)

Net income (loss) per share — diluted	$0.11	$0.00	$0.43	$(0.06)

The Company had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive. Such outstanding securities consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Shares of common stock subject to repurchase	63	—	63	269
Outstanding options	469	1,045	469	1,045

7. Stockholders’ Equity

     On March 1, 2004 the Company’s board of directors granted 62,500 shares of restricted stock to a board member. The restricted shares vest over four years at a rate of 25% on each anniversary of the grant date.

8. Commitments and Contingencies

     At September 30, 2004, the Company had purchase commitments totaling $8,590,000 and commitments related to the construction of the new facility in China totaling $961,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information set forth in this quarterly report on Form 10-Q contains, or may be deemed to contain, “forward-looking statements” (as defined in the U.S. Private Securities Litigation Reform Act of 1995) which reflect our current views with respect to future events and financial performance. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify these forward-looking statements. Forward-looking statements contained in this Quarterly Report include, among others, statements made in “Overview” and elsewhere regarding (1) estimates made with respect to industry conditions, (2) our fourth quarter revenue,(3) our fourth quarter gross profit (4) our fourth quarter operating results, (5) our ability to fund future operations with cash flows from operations, existing cash balances and debt and (6) our expansion program in China. All forward-looking statements address matters that involve risks and uncertainties. Accordingly, you should not rely on forward-looking statements, as there are or will be important factors that could cause our actual results, as well as those of the markets we serve and operate in, levels of activity, performance, achievements and prospects to differ materially from the results predicted or implied by these forward-looking statements. These risks, uncertainties and other factors include, among others, those identified below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and “Risk Factors.” We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

Overview

     We are a developer and supplier of critical subsystems for the semiconductor capital equipment industry, focusing on gas delivery systems. Our gas delivery systems enable the precise delivery of specialty gases used in a majority of the key steps in the semiconductor manufacturing process. We offer our customers a complete outsourced solution for gas delivery systems, improved design-to-delivery cycle times, component neutral design and manufacturing and component testing capabilities. In addition, we have begun shipping frame assemblies to one of our customers. Our customers are primarily original equipment manufacturers (“OEMs”) of semiconductor capital equipment.

     Our business dates back to 1991 when Mitsubishi Corporation founded Ultra Clean Technology Systems and Service, Inc. Our business was operated as a subsidiary of Mitsubishi until November 2002. It was then acquired by Ultra Clean Holdings, Inc., which we refer to as the Ultra Clean acquisition. FP-Ultra Clean LLC, a wholly-owned subsidiary of Francisco Partners, L.P., owns 55% of our outstanding common stock. We conduct our operating activities primarily through Ultra Clean Technology Systems and Service, Inc., our wholly-owned subsidiary.

     While we experienced sequential sales growth for three quarters beginning with the fourth quarter of 2003 through the quarter ended June 30, 2004, in the middle of the most recent quarter ended September 30, 2004, there was a reduction in demand for our products by most of our customers. This caused a sequential quarterly reduction in sales of $7.0 million, or 12.8%. This revenue reduction was due to a general softening in demand throughout the semiconductor capital equipment industry. As a result of the reduced sales in the third quarter, our gross profit decreased by $1.1 million or 12.5% as compared to the second quarter of 2004, which reduction was proportionate to the reduction in our sales. Through cost reduction actions, including reducing our workforce by 7%, our gross margin of 16.4% for the quarter ended September 30, 2004 was equal to the gross margin for the quarter ended June 30, 2004. Cost reduction actions in research and development, sales and marketing, and general and administrative departments were also achieved. However, there were certain expenses incurred related to a potential acquisition that was terminated during the third quarter of 2004 (see general and administrative section in management discussion and analysis) that contributed to an overall operating expense increase of $0.8 million compared to the quarter ended June 30, 2004. The increase in operating expense and the decrease in sales for the quarter ended September 30, 2004 resulted in a decrease in net income of $1.2 million as compared to the quarter ended June 30, 2004.

     We anticipate a further reduction in revenue for the quarter ending December 31, 2004 of approximately 12% to 16% compared to the revenue reported in the quarter ended September 30, 2004. Through cost reduction actions planned, we expect cost of sales and operating expenses to decline in the quarter ending December 31, 2004. However, the reduction in revenue is expected to be greater than the reduction in expenses, therefore net income is expected to decrease sequentially. In addition, as a result of lower revenues, we may not be able to maintain manufacturing efficiencies previously achieved and therefore, our gross margin and gross profit may decline.

Results of Operations

     For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	83.6%	87.3%	84.0%	88.1%

Gross profit	16.4%	12.7%	16.0%	11.9%
Operating expenses:
Research and development	1.4%	1.7%	1.3%	1.6%
Sales and marketing	2.1%	3.6%	1.9%	3.1%
General and administrative	6.1%	4.4%	4.5%	6.7%
Stock based compensation	0.1%	0.4%	0.5%	0.4%

Total operating expenses	9.7%	10.1%	8.2%	11.8%
Income from operations	6.7%	2.6%	7.8%	0.1%
Interest expense and other, net	0.0%	(2.3%)	(0.3%)	(2.2%)

Income (loss) before income taxes	6.7%	0.3%	7.5%	(2.1%)
Income tax provision (benefit)	2.7%	0.2%	3.0%	(1.0%)

Net income (loss)	4.0%	0.1%	4.5%	(1.1%)

Sales

     We generate revenue primarily from the sale of gas delivery systems. Consistent with our commitment to expand beyond gas delivery systems into new product markets, we also market larger sub-systems for the semiconductor capital equipment industry such as frame assembly modules and chemical delivery modules. We began shipping frame assemblies in 2004. Sales of all of our products for the quarter ended September 30, 2004 increased 184.0% to $47.5 million from $16.7 million for the quarter ended

September 30, 2003, an increase of $30.8 million. Sales for the nine months ended September 30, 2004 increased 176.0% to $142.9 million from $51.8 million for the nine months ended September 30, 2003, an increase of $91.1 million. This increase was due to an overall increase in demand for semiconductor capital equipment, which began in the fourth quarter of 2003, resulting in increased demand for, and therefore increased sales of, our gas delivery systems.

     Historically, a relatively small number of OEM customers have accounted for a significant portion of our sales. In the three and nine months ended September 30, 2004 and 2003 we had three customers that each accounted for 10% or more of sales: Applied Materials, Inc., Novellus Systems, Inc. and LAM Research Corporation. As a group, these three customers accounted for 91% of sales for the quarter ended September 30, 2004 and 90% of sales for the quarter ended September 30, 2003. Sales to these three customers accounted for 92% and 93% of sales for the nine months ended September 30, 2004 and 2003, respectively.

Gross Profit

     Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation, associated with the design and manufacture of products sold. Gross profit for the quarter ended September 30, 2004 increased 267.9% to $7.8 million from $2.1 million for the same quarter last year, an increase of $5.7 million. Gross profit for the nine months ended September 30, 2004 increased 271.2% to $22.8 million from $6.1 million for the comparable period in 2003, an increase of $16.7 million. Gross profit as a percentage of sales increased to 16.4% for the quarter ended September 30, 2004 compared to 12.7% for the same quarter last year. Gross profit as a percentage of sales for the nine months ended September 30, 2004 increased to 16.0% compared to 11.9% for the comparable period in fiscal 2003. The increase in gross profit for the quarter and nine months ended September 30, 2004 was primarily attributable to sharply higher sales beginning in the fourth quarter of 2003. For the three and nine month periods ended September 30, 2004 compared to the same periods ended September 30, 2003, we achieved significantly higher factory utilization which absorbed more fixed costs and costs of operations resulting in higher gross profit as a percentage of sales.

Research and Development Expense

     Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the quarter ended September 30, 2004 increased 136.6% to $0.7 million from $0.3 million for the quarter ended September 30, 2003, an increase of $0.4 million. Research and development expense for the nine months ended September 30, 2004 increased 132.4% to $1.9 million from $0.8 million for the nine months ended September 30, 2003, an increase of $1.1 million. Research and development expense as a percentage of sales for the three and nine months ended September 30, 2004 decreased to 1.4% and 1.3%, respectively, compared to 1.7% and 1.6% for the quarter and nine months ended September 30, 2003, respectively. This percentage decrease was due to sales growing faster than research and development spending.

     Increased research and development expenses for the quarter and nine months ended September 30, 2004 were primarily attributable to engineering activity associated with new product design, test equipment and other product development activities.

Sales and Marketing Expense

     Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the quarter ended September 30, 2004 increased 64.4% to $1.0 million from $0.6 million for the quarter ended September 30, 2003, an increase of $0.4 million. Sales and marketing expense for the nine months ended September 30, 2004 increased 62.0% to $2.6 million from $1.6 million for the nine months ended September 30, 2003, an increase of $1.0 million. Sales and marketing expense as a percentage of sales decreased to 2.1% and 1.9% for the three and nine months ended September 30, 2004 compared to 3.6% for the quarter ended September 30, 2003 and 3.1% for the nine months ended September 30, 2003.

     Increased sales and marketing expense for the quarter and nine months ended September 30, 2004 was primarily attributable to commissions paid to our sales and service employees on significantly higher revenues and an increase in sales activities by our engineers, as well as product samples for new product introductions.

General and Administrative Expense

     General and administrative expense consists primarily of salaries paid to, and the overhead of, our administrative staff and professional fees. General and administrative expense for the quarter ended September 30, 2004 increased 293.5% to $2.9 million from $0.7 million for the quarter ended September 30, 2003, an increase of $2.2 million. General and administrative expense for the nine months ended September 30, 2004 increased 86.0% to $6.5 million from $3.5 million for the nine months ended September 30, 2003, an increase of $3.0 million. General and administrative expense as a percentage of sales for the quarter ended September 30, 2004 increased to 6.1% compared to 4.4% for the quarter ended September 30, 2003. For the nine month period ended September 30, 2004 it decreased to 4.5% from 6.7% in the comparable period last year.

     The increase in general and administrative expense of $2.2 million and $3.0 million for the quarter and nine months ended September 30, 2004 compared to the same periods last year was primarily attributable to the addition of new administrative employees as a result of our significantly higher levels of manufacturing activity, expenses related to the start-up of our new facility in China and due to accounting, consulting, insurance and other fees associated with becoming a public company. In addition, during the third quarter of 2004 we incurred legal, accounting and consulting expenses of $0.5 million related to the evaluation of an acquisition that management is no longer considering.

     The increase in general and administrative expenses for the nine month period ended September 30, 2004 compared to the same period last year more than offset $1.1 million in professional fees paid to third party financial advisors during the comparable period of 2003.

Stock and Other Deferred Compensation

     Stock and other deferred compensation expense for the quarter ended September 30, 2004 remained relatively constant at $0.1 million compared to the quarter ended September 30, 2003. Stock and other deferred compensation expense for the nine months ended September 30, 2004 increased 248.8% to $0.7 million from $0.2 million for the nine months ended September 30, 2003. This increase was primarily attributable to the vesting of our Series A Senior Notes following our IPO.

Interest Expense and Other, net

     Interest and other, net for the quarter ended September 30, 2004 decreased 99.5% compared to the quarter ended September 30, 2003. Interest and other, net for the nine months ended September 30, 2004 decreased 63.0% to $0.4 million from $1.1 million, for the nine months ended September 30, 2003.

The decrease is attributable to a decline in interest expense as a result of the retirement of all of our outstanding Series A Senior Notes.

Income Tax Provision

     Income tax provision for the quarter ended September 30, 2004 was $1.3 million compared to $38 thousand for the quarter ended September 30, 2003. Income tax provision for the nine months ended September 30, 2004 was $4.3 million compared to a benefit of $0.5 million for the comparable period in fiscal 2003. The effective tax rate for the quarter and nine months ended September 30, 2004 was 40% compared to the statutory rate of 35%, primarily as a result of state taxes. The effective tax rate for the quarter and nine months ended September 30, 2003 differed from the statutory rate of 35% primarily as a result of state income taxes and non-deductible expenses.

Liquidity and Capital Resources

     As of September 30, 2004, we had cash of $9.9 million as compared to $6.0 million as of December 31, 2003.

      We generated cash of $4.5 million from financing activities during the nine months ended September 30, 2004. On March 24, 2004, we entered into an agreement to sell 6,000,000 shares of our common stock in our initial public offering at a price to the public of $7.00 per share. After deducting the underwriting discount of $0.49 per share, our net proceeds were approximately $39.1 million, which we received in the second quarter of fiscal 2004. We recorded approximately $3.9 million in expenses associated with the initial public offering and therefore generated $35.2 million in proceeds from the issuance of common stock. Approximately $30.6 million of the proceeds was used to retire our Series A Senior Debt.

      We generated approximately $1.0 million of cash from operating activities during the nine months ended September 30, 2004 as net income and increased accounts payable were partially offset by increases in inventory and accounts receivable. We increased inventories to support the increased sales activities, which also resulted in increased payables.

     We used approximately $1.6 million of cash in investing activities to purchase equipment and leasehold improvements, including $0.3 million of purchases for our new facility in China during the first nine months of 2004.

     During the second quarter of fiscal 2004, we obtained a business license to expand operations into China. In addition, we signed a five year operating lease for facilities to house the China operations in Shanghai. We anticipate that this expansion will require the use of approximately $2.4 million for manufacturing and warehouse facilities and other costs related to the commencement of the operations in China during the fourth quarter of 2004. We anticipate shipping products from the China facility by the end of the first quarter of fiscal 2005.

      In November 2004, we negotiated a $20 million working capital credit line with Union Bank of California to replace our existing working capital credit line of $10 million, which expired in September 2004. There were no borrowings against any credit line during the nine months ended September 30, 2004. The new credit line matures on June 30, 2005.

      Other than operating leases for certain equipment and real estate, we have no significant off-balance sheet transactions, unconditional purchase obligations or similar instruments.

     We anticipate that we will continue to finance our operations with cash flows from operations, existing cash balances and a combination of long-term debt and/or lease financing and additional sales of equity securities. The combination and sources of capital will be determined by management based on our then current needs and prevailing market conditions. Although cash requirements will fluctuate based on the timing and extent of many factors, management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy our liquidity requirements for the next 12 months.

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

	Capital	Operating
Period Ending December 31,	Leases	Leases*
	(in thousands)
2004	$49	$265
2005	110	850
2006	74	465
2007	52	284
2008	23	144
Thereafter	4	72

Total	$312	$2,080

*Operating lease expenses include the lease for a new facility in China described above in addition to the one year renewal of the lease for our facility in Menlo Park, California signed in July 2004. Operating lease expense also reflects the fact that the lease for our manufacturing facility in Austin, Texas expires on October 1, 2005. We have an option to renew the lease on our Austin facility for an additional five years, which we expect to exercise. Operating lease expense set forth in the above table will increase upon renewal of the Austin lease.

     At September 30, 2004, we also had purchase commitments totaling $8.6 million and commitments related to the construction of the new facility in China totaling $1 million.

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

     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure at the date of our financial statements. Estimates and judgments are reviewed on an on-going basis, including those related to sales, inventories, intangible assets, stock compensation and income taxes. The estimates and judgments are based on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We consider certain accounting policies related to the Ultra Clean acquisition, revenue recognition, inventory valuation, accounting for income taxes, valuation of intangible assets and goodwill and stock options to employees to be critical policies due to the estimates and judgments involved in each. A further discussion can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our prospectus filed with the SEC on March 25, 2004.

Risk Factors

The highly cyclical nature of the semiconductor industry and general economic slowdowns could harm our operating results.

     Our business and operating results depend in significant part upon capital expenditures by manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors. Historically, the semiconductor industry has been highly cyclical, with recurring periods of over-supply of semiconductor products that have had a severe negative effect on the demand for capital equipment used to manufacture semiconductors. During these periods, we have experienced significant fluctuations in customer orders for our products. Our sales were $76.5 million in 2001, $84.3 million in 2002 and $77.5 million in 2003. Beginning in the third quarter of 2004, we started to see a weakening in new orders and customer requests for cancellations and postponements of existing orders. Historically, semiconductor industry slowdowns have had, and future slowdowns may have, a material adverse effect on our operating results.

     In addition, the uncertainty regarding the growth rate of economies throughout the world has caused companies to reduce capital investment and may cause further reduction of such investments. These reductions have been particularly severe in the semiconductor capital equipment industry. A potential rebound in the worldwide economy in the near future will not necessarily mean that our business will experience similar effects. Moreover, if the worldwide economy does not rebound in the near future, our business may be further harmed.

Our quarterly revenue and operating results fluctuate significantly from period to period and this may cause volatility in our common stock price.

     Our quarterly revenue and operating results have fluctuated significantly in the past and we expect them to continue to fluctuate in the future for a variety of reasons, including:

•	demand for and market acceptance of our products as a result of the cyclical nature of the semiconductor industry or otherwise, often resulting in reduced sales during industry downturns and increased sales during periods of industry recovery;

•	changes in the timing and size of orders by our customers;

•	cancellations and postponements of previously placed orders;

•	pricing pressure from either our competitors or our customers, resulting in the reduction of our product prices;

•	disruptions or delays in the manufacturing of our products or in the supply of components or raw materials that it incorporates into or use, to manufacture our products, thereby causing us to delay the shipment of products;

•	changes in design-to-delivery cycle times;

•	our inability to quickly reduce our costs in response to decreased demand for our products, as our costs are relatively fixed in the short-term;

•	changes in our mix of products sold;

•	write-offs of excess or obsolete inventory; and

•	announcements by our competitors of new products, services or technological innovations, which may, among other things, render our products less competitive.

     As a result of the foregoing, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful, and that these comparisons may not be an accurate indicator of our future performance. Changes in the timing or terms of a small number of transactions could disproportionately affect our operating results in any particular quarter. Moreover, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, we would expect to experience an immediate and significant decline in the trading price of our common stock.

We rely on a small number of customers for a significant portion of our sales, and any impairment of our relationships with these customers would adversely affect our business.

     A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. Applied Materials, Inc. and Novellus Systems, Inc. together accounted for 91% of our sales in 2001. Applied Materials, Inc., Novellus Systems, Inc. and Lam Research Corporation as a group accounted for 98% of our sales in 2002, 92% of our sales in 2003 and 92% for the nine month period ended September 30, 2004. Because of the small number of OEMs in our industry, most of whom are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers. Consolidation among our customers or a decision by any one or more of our customers to outsource all manufacturing and assembly work to a single equipment manufacturer may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a small number of customers. In addition, any significant pricing pressure exerted by a key customer could adversely effect our operating results.

     We have had to qualify, and are required to maintain our status, as a supplier for each of our customers. This is a lengthy process that involves the inspection and approval by a customer of our engineering, documentation, manufacturing and quality control procedures before that customer will place volume orders. Attempts to lessen the adverse effect of any loss of or reduction in sales to an existing customer through the rapid addition of one or more new customers would be difficult because of these qualification requirements. Consequently, our business, operating results and financial condition would be adversely affected by the loss of, or any reduction in orders by, any of our significant customers.

Because we are subject to order and shipment uncertainties, any significant reductions, cancellations or delays in customer orders could cause our revenue to decline and our operating results to suffer.

     Our revenue is difficult to forecast because we generally do not have a material backlog of unfilled orders and because of the short time frame within which we are often required to design, produce and deliver products to our customers. Most of our revenue in any quarter depends on customer orders for our products that we receive and fulfill in the same quarter. We do not have long-term purchase orders or contracts that contain minimum purchase commitments from our customers. Instead, we receive non-binding forecasts of the future volume of orders from our customers. At times, we order and build component inventory in advance of the receipt of actual customer orders. Customers may cancel order forecasts, change production quantities from forecasted volumes or delay production for reasons beyond our control. Furthermore, reductions, cancellations or delays in customer order forecasts occur without penalty to or compensation from the customer. Reductions, cancellations or delays in forecasted orders could cause us to hold inventory for longer than anticipated, which could reduce our gross profit, restrict our ability to fund our operations and cause us to incur unanticipated reductions or delays in revenue. If we do not obtain orders as we anticipate, we could have excess component inventory for a specific product that we would not be able to sell to another customer, likely resulting in inventory write-offs, which could have a material adverse affect on our business, financial condition and operating results. In addition, because many of our costs are fixed in the short-term, we could experience deterioration in our gross profit when our production volumes decline.

The manufacturing of our products is highly complex, and if we are not able to effectively manage our manufacturing and procurement process, our business and operating results will suffer.

     The manufacturing of our products is a highly complex process that involves the integration of multiple components and requires effective management of our supply chain while meeting our customers’ design-to-delivery cycle time requirements. Through the course of the manufacturing process, our customers may modify design and system configurations in response to changes in their own customers’ requirements. In order to rapidly respond to these modifications and deliver our products to our customers in a timely manner, we must effectively manage our manufacturing and procurement process. If we fail to effectively manage this process, we risk losing customers and damaging our reputation, which could limit our growth and have a material adverse affect on our business, financial condition and operating results.

OEMs may not continue to outsource subsystem manufacturing for their capital equipment which would adversely impact our operating results.

     The success of our business depends on OEMs continuing to outsource the manufacturing of gas delivery systems for their semiconductor capital equipment. Most of the largest OEMs have already outsourced a significant portion of their gas delivery systems. If OEMs do not continue to outsource gas delivery systems for their capital equipment, our revenue would be reduced, which would have a material adverse affect on our business, financial condition and operating results. In addition, if we are unable to obtain additional business as OEMs outsource their production of gas delivery systems, our business, financial condition and operating results could be adversely affected.

We may experience a variety of difficulties and incur a variety of costs as a result of evaluating or completing acquisitions of companies, assets, businesses or technologies, and the anticipated benefits of any such completed acquisitions may never be realized.

     We may make or evaluate acquisitions of, or significant investments in, complementary companies, assets, businesses or technologies. Even if an acquisition or other investment is not completed, we may incur significant costs in evaluating such acquisition or investment, which could have an adverse effect on our results of operations. Any future acquisitions would be accompanied by risks such as:

•	difficulties in assimilating the operations and personnel of acquired companies or businesses;

•	difficulties in integrating information systems of acquired companies or businesses;

•	diversion of management’s attention from ongoing business concerns;

•	potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology into our products;

•	additional expense associated with amortization of depreciation of acquired assets;

•	maintenance of uniform standards, controls, procedures and policies;

•	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new personnel;

•	dilution to our stockholders in the event we issue stock as consideration to finance an acquisition; and

•	increased leverage if we incur debt to finance an acquisition.

We may not be able to successfully integrate any business, products, technologies or personnel that we might acquire in the future, and our failure to do so could have a material adverse affect on our business, financial condition and operating results.

We are establishing operations in China, which will expose us to new risks associated with operating in a foreign country.

     We will begin to face new political, economic, legal and other risks associated with operating in China, including:

•	tariffs and other barriers;

•	timing and availability of export licenses;

•	political, civil and economic instability;

•	disruptions to customer operations due to the outbreak of communicable diseases;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing a distant foreign subsidiary and branch operations;

•	foreign currency exchange fluctuations;

•	the burden of complying with foreign laws and treaties; and/or

•	potentially adverse tax consequences.

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

If we do not keep pace with developments in the semiconductor industry, and with technological innovation generally, our products may not be competitive.

     Rapid technological innovation in semiconductor manufacturing processes requires the semiconductor capital equipment industry to anticipate and respond quickly to evolving customer requirements and could render our current product offerings and technology obsolete. Technological innovations are inherently complex. We must devote resources to technology development in order to keep pace with the rapidly evolving technologies used in the semiconductor manufacturing process. We believe that our future success will depend upon our ability to design, engineer and manufacture products that meet the changing needs of our customers. This requires that we successfully anticipate and respond to technological changes in design, engineering and manufacturing processes in a cost-effective and timely manner. If we are unable to integrate new technical specifications into competitive product designs, develop the technical capabilities necessary to manufacture new products or make necessary modifications or enhancements to existing products, our business prospects could be harmed.

     The timely development of new or enhanced products is a complex and uncertain process which requires that we:

•	design innovative and performance-enhancing features that differentiate our products from those of our competitors;

•	identify emerging technological trends in the semiconductor industry, including new standards for our products;

•	accurately identify and design new products to meet market needs;

•	collaborate with OEMs to design and develop products on a timely and cost-effective basis;

•	successfully manage development production cycles; and

•	respond effectively to technological changes or product announcements by others.

The industry in which we participate is highly competitive and rapidly evolving, and if we are unable to compete effectively, our operating results would be harmed.

     Our industry is highly competitive and rapidly evolving. Our competitors are primarily companies that design and manufacture gas delivery systems for semiconductor capital equipment. Although we have not faced competition in the past from the largest subsystem and component manufacturers in the semiconductor capital equipment industry, these suppliers could compete with us in the future. Increased competition has in the past resulted, and could in the future result, in price reductions, reduced gross margins or loss of market share, any of which would harm our operating results. We are currently experiencing pricing pressure as we attempt to increase market share with our existing customers. Competitors may introduce new products for the markets currently served by our products. These products may have better performance, lower prices and achieve broader market acceptance than our products. Further, OEMs typically own the design rights to their products and may provide these designs to subsystem manufacturers. If our competitors obtain proprietary rights to these designs such that we are unable to obtain the designs necessary to manufacture products for our OEM customers, our business, financial condition and operating results could be adversely affected.

     Our competitors may have greater financial, technical, manufacturing and marketing resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion, sale and support of their products, and reduce prices to increase market share. Moreover, there may be merger and acquisition activity among our competitors and potential competitors that may provide our competitors and potential competitors with an advantage over us by enabling them to expand their product offerings and service capabilities to meet a broader range of customer needs. Further, if one of our customers develops or acquires the internal capability to develop and produce gas delivery systems, the loss of that customer could have a material adverse affect on our business, financial condition and operating results. The introduction of new technologies and new market entrants may also increase competitive pressures.

We must achieve design wins to retain our existing customers and to obtain new customers.

     New semiconductor capital equipment typically has a lifespan of several years, and OEMs frequently specify which systems, subassemblies, components and instruments are to be used in their equipment. Once a specific system, subassembly, component or instrument is incorporated into a piece of semiconductor capital equipment, it will likely continue to be incorporated into that piece of equipment for a period of at least several months before the OEM uses the product of another supplier. Accordingly, it is important that our products are designed into the new semiconductor capital equipment of OEMs, which we refer to as a design win, in order to retain our competitive position with existing customers and to obtain new customers.

     We incur technology development and sales expenses with no assurance that our products will ultimately be designed into an OEM’s semiconductor capital equipment. Further, developing new customer relationships, as well as increasing our market share at existing customers, requires a substantial investment of our sales, engineering and management resources without any assurance from prospective customers that they will place significant orders. We believe that OEMs often select their suppliers and place orders based on long-term relationships. Accordingly, we may have difficulty achieving design wins from OEMs that are not currently our customers. Our operating results and potential growth could be adversely affected if we fail to achieve design wins with leading OEMs.

We have experienced significant growth in our business in recent periods, and we may not be able to manage our future growth successfully.

     Our ability to successfully execute our business plan in a rapidly evolving market requires an effective planning and management process. We have increased, and plan to continue to increase, the scope of our operations. Due to the cyclical nature of the semiconductor industry, however, future growth is difficult to predict. Future expansion efforts could be expensive and may strain our managerial and other resources. To manage future growth effectively, we must maintain and enhance our financial and operating systems and controls and manage expanded operations. The number of people we employ has grown and we expect this number to continue to grow over time. As of December 31, 2001 we had 130 employees, as of December 31, 2003 we had 231 employees, and as of September 30, 2004 we had 318 employees. The addition and training of new employees may lead to short-term quality control problems and place increased demands on our management and experienced personnel. If we do not manage growth properly, our business, operating results and financial condition could be adversely affected.

We have and will continue to incur increased costs as a result of being a public company.

     We have and will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, the Public Company Accounting Oversight Board and the Nasdaq National Market, have required changes in the corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make legal, accounting and administrative activities more time-consuming and costly. For example, as a result of becoming a public company, we added three additional independent directors and created additional committees of our board of directors and adopted policies regarding internal controls and disclosure controls and procedures. We have also incurred substantially higher costs to obtain directors and officers insurance.

     In addition, as we gain experience with the requirements of being a public company combined with the increased activities of our business, we will need to continually evaluate our business processes and management structure, which could cause us to incur additional overhead costs.

We may not be able to respond quickly enough to increases in demand for our products.

     Demand shifts in the semiconductor industry are rapid and difficult to predict, and we may not be able to respond quickly enough to an increase in demand. Our ability to increase sales of our products depends, in part, upon our ability to:

•	mobilize our supply chain in order to maintain component and raw material supply;

•	optimize the use of our design, engineering and manufacturing capacity in a timely manner;

•	deliver our products to our customers in a timely fashion;

•	expand, if necessary, our manufacturing capacity; and

•	maintain our product quality as we increase production.

     If we are unable to respond to rapid increases in demand for our products on a timely basis or to manage any corresponding expansion of our manufacturing capacity effectively, our customers could increase their purchases from our competitors, which would adversely affect our business.

Our dependence on our suppliers may prevent us from delivering an acceptable product on a timely basis.

     We rely on both single source and sole source suppliers, some of whom are relatively small in size, for many of the components we use in our products. In addition, our customers often specify components made by particular suppliers that we must incorporate into their products. Our suppliers are under no obligation to provide us with components. As a result, the loss of or failure to perform by any of these providers could adversely affect our business and operating results. In addition, the manufacturing of certain components and subassemblies is an extremely complex process. Therefore, if a supplier was unable to provide the volume of components we require on a timely basis and at acceptable prices, we would have to identify and qualify replacements from alternative sources of supply. The process of qualifying new suppliers for these complex components is lengthy and could delay our production and adversely affect our business, operating results and financial condition. We may also experience difficulty in obtaining sufficient supply of components and raw materials in times of significant growth in our business. For example, we have experienced shortages in supplies of various components, such as mass flow controllers, valves and regulators, and certain prefabricated parts, such as sheet metal enclosures, used in the manufacture of our products. In addition, one of our competitors manufactures mass flow controllers that may be specified by one or more of our customers. If we are unable to obtain these particular mass flow controllers from our competitor or convince a customer to select alternative mass flow controllers, we may be unable to meet that customer’s requirements.

The technology labor market is very competitive, and our business will suffer if we are unable to hire and retain key personnel.

     Our future success depends in part on the continued service of our key executive officers, as well as our research, engineering, sales, manufacturing and administrative personnel, most of whom are not subject to employment or non-competition agreements. In addition, competition for qualified personnel in the technology industry is intense, and we operate in geographic locations in which labor markets are particularly competitive. Our business is particularly dependent on expertise which only a very limited number of engineers possess. The loss of any of our key employees, including Clarence L. Granger, our Chief Executive Officer, Bruce Wier, our Vice President of Engineering, Deborah Hayward, our Vice President of Sales, and Sowmya Krishnan, our Vice President of Technology, or the failure to attract and retain new qualified employees, would adversely affect our business, operating results and financial condition.

Defects in our products could damage our reputation, decrease market acceptance of our products, cause the unintended release of hazardous materials and result in potentially costly litigation.

     A number of factors, including design flaws, material and component failures, contamination in the manufacturing environment, impurities in the materials used and unknown sensitivities to process conditions, such as temperature and humidity, as well as equipment failures, may cause our products to contain undetected errors or defects. Problems with our products may:

•	cause delays in product introductions and shipments;

•	result in increased costs and diversion of development resources;

•	cause us to incur increased charges due to unusable inventory;

•	require design modifications;

•	decrease market acceptance of, or customer satisfaction with, our products, which could result in decreased sales and product returns; or

•	result in lower yields for semiconductor manufacturers.

     If any of our products contain defects or have reliability, quality or compatibility problems, our reputation might be damaged and customers might be reluctant to buy our products. We may also face a higher rate of product defects as we increase our production levels. Product defects could result in the loss of, or impair our ability to attract, customers. In addition, we may not find defects or failures in our products until after they are installed in a semiconductor manufacturer’s fabrication facility. We may have to invest significant capital and other resources to correct these problems. Our current or potential customers also might seek to recover from us any losses resulting from defects or failures in our products. Hazardous materials flow through and are controlled by our products and an unintended release of these materials could result in serious injury or death. Liability claims could require us to spend significant time and money in litigation or pay significant damages.

Our business is largely dependent on the know-how of our employees, and we generally do not have a protected intellectual property position.

     Our business is largely dependent upon our design, engineering, manufacturing and testing know-how. We rely on a combination of trade secrets and contractual confidentiality provisions, and to a much lesser extent, patents, copyrights and trademarks, to protect our proprietary rights. Accordingly, our intellectual property position is more vulnerable than it otherwise would be if it were protected by issued patents. If we fail to successfully protect our proprietary rights, our competitive position could suffer, which could harm our operating results. We may be required to spend significant resources to monitor and protect our proprietary rights. In addition, we may not be able to detect infringement of our proprietary rights and may lose our competitive position in the market if any such infringement occurs. In addition, competitors may design around our technology or develop competing technologies and know-how.

Third parties may claim we are infringing their intellectual property which could subject us to litigation or licensing expenses, and we may be prevented from selling our products if any such claims prove successful.

     While we are not aware of any claims by third parties that we are infringing their intellectual property rights, we may be subject to such claims in the future. In addition, we may be unaware of intellectual property rights of others that may be applicable to our products. Any litigation regarding patents or other intellectual property could be costly and time-consuming and divert our management and key personnel from our business operations. The complexity of the technology involved in our products and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement may also require us to enter into costly license agreements. However, we may not be able to obtain licenses on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against the development and sale of certain of our products if any such claims prove successful.

Our historical financial information may not be representative of our results as a stand-alone entity.

     From 1991 through 2002, we operated as a subsidiary of Mitsubishi Corporation. During that period, Mitsubishi provided us with financing. Accordingly, historical financial information included for that period does not necessarily reflect what our financial position, operating results and cash flows will be in the future or what they would have been had we been a separate, stand-alone entity during the periods in which we were owned by Mitsubishi. Furthermore, as a stand-alone entity, we need to obtain any required funding from third parties.

We may not be able to fund our future capital requirements from our operations, and financing from other sources may not be available on favorable terms or at all.

     We made capital expenditures of $0.6 million in 2001, $1.8 million in 2002 and $0.5 million in 2003. During the nine month period ended September 30, 2004, we had capital expenditures of $1.7 million. We intend to make capital expenditures of $1.8 million in the fourth quarter of fiscal 2004 primarily for facility leasehold improvements and equipment in connection with the establishment of a manufacturing facility in Shanghai, China. The actual amount of our future capital requirements will depend on many factors, including:

•	the cost required to ensure access to adequate manufacturing capacity;

•	the timing and extent of spending to support product development efforts;

•	the timing of introductions of new products and enhancements to existing products;

•	changing manufacturing capabilities to meet new customer requirements; and

•	market acceptance of our products.

     To the extent that existing cash, together with any cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Future equity financings could be dilutive to holders of our common stock, and debt financings could involve covenants that restrict our business operations. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, any of which could adversely affect our business, operating results and financial condition.

If environmental contamination were to occur in one of our manufacturing facilities, we could be subject to substantial liabilities.

     We use substances regulated under various federal, state and local environmental laws in our manufacturing facilities. Our failure or inability to comply with existing or future environmental laws could result in significant remediation liabilities, the imposition of fines or the suspension or termination of the production of our products. In addition, we may not be aware of all environmental laws or regulations that could subject us to liability.

If our facilities were to experience catastrophic loss due to natural disasters, our operations would be seriously harmed.

     Our facilities could be subject to a catastrophic loss caused by natural disasters, including fires and earthquakes. We have facilities in areas with above average seismic activity, such as our manufacturing and headquarters facilities in Menlo Park, California. If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, reduce revenue and result in large expenses to repair or replace the facility. In addition, we have in the past experienced, and may in the future experience, extended power outages at our Menlo Park, California facilities. We do not carry insurance policies which cover potential losses caused by earthquakes or other natural disasters or power loss.

Threatened or actual terrorist attacks may negatively impact our business and cause our stock price to decline.

     Future threatened or actual terrorist attacks against United States targets or military or trade disruptions impacting our component suppliers may cause delays or loss of customer orders. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in United States and worldwide financial markets. These events could also result in an economic recession in the United States or abroad. Any of these occurrences would have an adverse impact on our business, operating results and financial condition.

We may not be able to find adequate facilities to house our operations.

     We recently completed negotiations with the landlord of our Menlo Park, California facilities. As a result of certain proposed zoning changes in the city of Menlo Park, we were only able to extend the lease until July 31, 2005 with a month-to-month option thereafter. If we are unable to secure a lease for the Menlo Park facility on favorable terms at the end of the current lease, we will need to find new facilities and move all of our Menlo Park manufacturing, engineering, sales and marketing and administrative functions into new facilities. This move could disrupt manufacturing and we would incur additional costs associated with relocation to new facilities, which could have a material and adverse effect on our results of operations.

Risks Related to Our Ownership by Francisco Partners

We will be controlled by FP-Ultra Clean, LLC as long as FP-Ultra Clean, LLC owns a significant percentage of our common stock, and our other stockholders will be unable to affect the outcome of stockholder voting during such time.

     Francisco Partners, through its membership interests in FP-Ultra Clean, LLC, beneficially owns approximately 55% of our outstanding common stock. Pursuant to a stockholder’s agreement, our principal stockholder, FP-Ultra Clean, LLC, which is controlled by Francisco Partners, has the right, to nominate for election a majority of the members of our board of directors for so long as it holds at least 25% of our outstanding common stock.

     The stockholder’s agreement also provides that our board of directors may not take certain significant actions without the approval of FP-Ultra Clean, LLC as long as FP-Ultra Clean, LLC owns at least 25% of our outstanding common stock. These actions include:

•	mergers, acquisitions or certain sales of assets;

•	any liquidation, dissolution or bankruptcy;

•	issuances of securities;

•	determination of compensation and benefits for our chief executive officer and chief financial officer;

•	appointment or dismissal of any of the chairman of our board of directors, chief executive officer, chief financial officer or any other executive officer in any similar capacity;

•	amendments to the stockholder’s agreement or exercise or waiver of rights under the stockholders’ agreement;

•	amendments to our charter or bylaws.

     Such power could have the effect of delaying, deterring or preventing a change of control, business combination or other transaction that might otherwise be beneficial to our stockholders. FP-Ultra Clean, LLC also is not prohibited from selling a controlling interest in us to a third party or a participant in our industry. For additional information regarding our relationship with FP-Ultra Clean, LLC, you should read the section entitled “Certain Relationships and Related Party Transactions” contained in our registration statement on Form S-1.

FP-Ultra Clean, LLC and its designees on our board of directors may have interests that conflict with our interests and the interests of our other stockholders.

     FP-Ultra Clean, LLC and its designees on our board of directors may have interests that conflict with, or are different from, our own and those of our other stockholders. Francisco Partners, which is the beneficial holder of 55% of our outstanding common stock, through its membership interests in FP-Ultra Clean, LLC, has invested in or acquired other businesses that are involved in the semiconductor industry and may invest in or acquire others in the future. Conflicts of interest between FP-Ultra Clean, LLC and us or our other stockholders may arise. Our amended and restated certificate of incorporation does not contain any provisions designed to facilitate resolution of actual or potential conflicts of interest, or to ensure that potential business opportunities that may become available to both FP-Ultra Clean, LLC and us will be reserved for or made available to us. If an actual or potential conflict of interest develops involving one of our directors, our corporate governance guidelines provide that the director must report the matter immediately to our board of directors and audit committee for evaluation and appropriate resolution. Further, such director must recuse himself or herself from participation in the related discussion and abstain from voting on the matter. Nonetheless, conflicts of interest may not be resolved in a manner favorable to us or our other stockholders. In addition, FP-Ultra Clean, LLC and its director designees could delay or prevent an acquisition, merger or other transaction even if the transaction would benefit our other stockholders. In addition, FP-Ultra Clean, LLC’s significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

Risks Related to the Securities Markets and Ownership of Our Common Stock

Future sales of our common stock by existing stockholders could depress our stock price.

     Sales of substantial amounts of our common stock by FP-Ultra Clean, LLC, or the perception that these sales might occur, may depress prevailing market prices of our common stock. The shares of our common stock held by FP-Ultra Clean, LLC are subject to a lock up agreement with the underwriter that prohibits the resale of these shares until December 14, 2004, although the underwriters may release all or a portion of the shares subject to lock-up agreements at any time without notice. The shares owned by FP-Ultra Clean, LLC have the benefit of an agreement with us that provides for customary demand and piggyback registration rights. Upon expiration of the lock-up period, the shares owned by FP-Ultra Clean, LLC may be sold.

The market for our stock could be subject to significant fluctuation.

     We are a newly public company and an active public market for our common stock may not develop or be sustained. The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

•	quarterly variations in our operating results;

•	our ability to successfully introduce new products and manage new product transitions;

•	changes in revenue or earnings estimates or publication of research reports by analysts;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	announcements relating to any of our key customers, significant suppliers or the semiconductor manufacturing and capital equipment industry generally;

•	general market conditions; and

•	domestic and international economic factors unrelated to our performance.

     The stock markets in general, and the markets for technology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates or equity prices. In April 2004 we used the majority of the net proceeds from our IPO to redeem our outstanding Series A Senior Notes, and as a result, have no indebtedness for borrowed money. Therefore, our exposure to market risk related to interest rates is limited. If and when we enter into future borrowing arrangements or borrow under our existing revolving credit facility, we may seek to manage exposure to interest rate changes by using a mix of debt maturities and variable- and fixed-rate debt, together with interest rate swaps where appropriate, to fix or lower our borrowing costs. We do not make material sales outside the United States or have material purchase obligations outside of the United States with the exception of China. Furthermore, the Chinese currency fluctuates in direct proportion to the United States dollar. Therefore, we do not generally have exposure to foreign currency exchange risks.

Item 4. Controls and Procedures

     As of the end of the period covered by this report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) and Rule 15(d)-15(e)). Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were adequate and designed to ensure that material information related to us and our consolidated subsidiaries would be made known to them by others within these entities.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. We are not currently party to any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     We used approximately $29.3 million of the net proceeds from our IPO to redeem our Series A Senior Notes held by FP-Ultra Clean, LLC and approximately $1.3 million to redeem Series A Senior Notes held by some of our officers and key employees. Approximately $3.9 million was used for expenses associated with the IPO, including a $2.0 million advisory fee paid to Francisco Partners, L.P., an affiliate of FP-Ultra Clean, LLC. The balance of the proceeds was used for working capital.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

(a)	Material Definitive Agreement: Creation of a Direct Financial Obligation or Obligation Under an Off Balance Sheet Arrangement of a Registrant

Bank Line of Credit — In November 2004, we entered into a loan and security agreement providing for revolver loans of up to $20,000,000 (with a $1,000,000 sublimit for letters of credit). The revolver loans bear interest, at our option, at a rate equal to 1.5% per annum plus LIBOR or the reference rate established from time to time by the lender. Interest on the revolving loans is payable monthly, and the revolving facility matures on June 30, 2005. No amounts were drawn down under the agreement at closing and there is no outstanding balance thereunder as of the date of this filing. At any time prior to the revolving maturity date, we may elect to convert up to $10,000,000 of outstanding revolving borrowings into a three year term loan with quarterly payments of principal and interest. The term loan will bear interest, at our option, at a rate equal to 1.75% per annum plus LIBOR or 0.25% plus the reference rate. The agreement contains several restrictive covenants, including covenants that restrict our ability to incur debt or liens, make changes to our business, engage in mergers, sales of assets, acquisitions, investments or transactions with affiliates, or make dividends and other restricted payments. The agreement also requires us to maintain compliance with several financial covenants, including a minimum tangible net worth test, a minimum quick ratio, a minimum EBITDA test, a minimum fixed charge coverage ratio and, in certain circumstances, a minimum net worth test and a maximum debt to EBITDA ratio. Our obligations under the agreement are secured by a lien on substantially all of our assets. Our obligations will be guaranteed by our domestic subsidiaries, and such guarantees will be secured by a lien on substantially all of their assets.

Item 6. Exhibits

(a)	Exhibits

Exhibits filed with the current Report on Form 10-Q for the quarter ended September 30, 2004 are as follows:

Exhibit
Number	Description
10.9.1	Employee Purchase Plan restated as of October 21, 2004.

10.15	Revolving credit facility agreement between the Company and Union Bank of California N.A dated November 4, 2004.

10.16	Employment Agreement dated October 21, 2004 among Ultra Clean Technology Systems and Service, Inc., Ultra Clean Holdings, Inc., and Phillip Kagel (incorporated by reference herein from Exhibit 99.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 26, 2004).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA CLEAN HOLDINGS, INC.
(Registrant)

November 8, 2004	By:	/s/ Clarence L. Granger

	Name:	Clarence L. Granger
	Title:	President and
Chief Executive Officer

November 8, 2004	By:	/s/ Phillip A. Kagel

	Name:	Phillip A. Kagel
	Title	Senior Vice President and
Chief Financial Officer

Exhibit Index

Exhibit
Number	Description
10.9.1	Employee Purchase Plan restated as of October 21, 2004.

10.15	Revolving credit facility agreement between the Company and Union Bank of California N.A dated November 4, 2004.

10.16	Employment Agreement dated October 21, 2004 among Ultra Clean Technology Systems and Service, Inc., Ultra Clean Holdings, Inc., and Phillip Kagel (incorporated by reference herein from Exhibit 99.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 26, 2004).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.