Form 10-K
period 2004-12-31
ULTRA CLEAN HOLDINGS INC
filed 2005-03-30
CIK 1275014

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-50646

Ultra Clean Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	94-1655526
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

150 Independence Drive Menlo Park, California (Address of principal executive offices)	94025-1136 (Zip Code)
Registrant’s telephone number, including area code:
(650) 323-4100

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 25, 2004, as reported on the Nasdaq National Market, was approximately $53.3 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
      Number of shares of the registrant’s common stock outstanding as of February 28, 2005: 16,372,159
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Company’s 2005 Definitive Proxy Statement to be filed not later than 120 days after the close of the 2004 fiscal year are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Report.

i

PART I
      This Annual Report on Form 10-K contains forward-looking statements regarding future events and our future results. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following: projections of our financial performance, our anticipated growth and trends in our businesses, levels of capital expenditures, the adequacy of our capital resources to fund operations and growth, our relationship with our controlling shareholder, our ability to compete effectively with our competitors, our strategies and ability to protect our intellectual property, future acquisitions, customer demand, our manufacturing and procurement process, employee matters, supplier relations, foreign operations (including our operations in China), the legal and regulatory backdrop (including environmental regulation), our exposure to market risks and other characterizations of future events or circumstances described in this Annual Report. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

ITEM 1.	Business
Overview
      We are a developer and supplier of critical subsystems for the semiconductor capital equipment industry, focusing primarily on gas delivery systems. Our gas delivery systems enable the precise delivery of specialty gases used in a majority of the key steps in the semiconductor manufacturing process. Our customers are primarily original equipment manufacturers (“OEMs”) of semiconductor capital equipment. These OEMs outsource the manufacturing of their gas delivery systems in order to improve efficiency and reduce the costs of their design and manufacturing processes. We provide our customers with a full range of services for the development, design, prototyping, engineering, manufacturing and testing of gas delivery systems. We use our engineering and manufacturing expertise, component neutral platform, supply chain management and comprehensive test capabilities to offer our customers reliable, high quality products at reduced design-to-delivery cycle times. To reduce the cost of manufacturing and gain access to the Asian gas panel market, we began construction of a manufacturing facility in China during the second half of 2004. For the years ended December 31, 2004 and 2003, our three largest customers were Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc.
      In addition to gas delivery systems, during 2004 we began to manufacture and deliver other sub-assemblies related to OEM wafer processing equipment. These sub-assemblies, which include frame assemblies and chamber top plates, accounted for only a small portion of our 2004 revenue.
      To date, we ship substantially all of our products to customers in the United States. Our international sales represented 3%, 4% and 1% of net sales for the years ended 2004, 2003 and 2002, respectively.
      Our business dates back to 1991 when Mitsubishi Corporation founded Ultra Clean Technology Systems and Service, Inc., which was operated as a subsidiary of Mitsubishi until November 2002. In November 2002, Ultra Clean Technology Systems and Service, Inc. was acquired by Ultra Clean Holdings, Inc. We refer to this acquisition as the Ultra Clean acquisition. Prior to our initial public offering, Ultra Clean Holdings, Inc. was approximately 95% owned by FP-Ultra Clean, LLC, a wholly-owned subsidiary of Francisco Partners, L.P. FP-Ultra Clean, LLC now owns approximately 55% of our outstanding common stock. We conduct our operating activities primarily through Ultra Clean Technology Systems and Service, Inc., our wholly-owned subsidiary.

Products and Services
      We develop, design, prototype, engineer, manufacture and test gas delivery systems that enable the precise delivery of numerous specialty gases used in a majority of the key steps in the semiconductor manufacturing process, including deposition, etch, chemical mechanical planarization (a process used to polish off high spots on wafers or films deposited on wafers), cleaning and annealing. Our gas delivery products control the flow, pressure, sequencing and mixing of specialty gases into and out of the process chambers of semiconductor manufacturing tools. Although to date accounting for a small portion of our revenues, in 2004 we also began to manufacture and deliver other sub-assemblies related to OEM wafer processing equipment. In all lines of our business we work with our customers to develop new product designs and help them to clarify and define their process tool requirements.
      A typical gas delivery system consists of one or more gas lines, comprised of several filters, mass flow controllers, regulators, pressure transducers and valves, associated interconnect tubing and an integrated electronic and/or pneumatic control system. These systems are mounted on a pallet and are typically enclosed in a sheet metal encasing. A brief description of some of these items is listed below:

•	Filters prevent particle matter from entering the process chambers.

•	Mass flow controllers are devices that control the amount of gas flowing into the process chambers.

•	Regulators regulate gas pressure (usually by means of a pre-loaded spring) in order to maintain a constant level of downstream pressure.

•	Pressure transducers are pressure sensors that display and transmit an analog signal of gas pressure.

•	Valves provide positive shut-off for the gas stream, either by pneumatic control or manual operation.
      Our gas delivery systems minimize surface area and regions in the flow stream where contaminants may otherwise collect and stagnate. Our system designs are reconfigurable and can accommodate different components and additional functionality with each new generation of semiconductors. Our gas delivery systems are also capable of being upgraded to accommodate changes to existing processes within the lifecycle of a process tool.
      Our gas delivery system designs are developed in collaboration with our customers and are customized to meet the needs of the specific OEM. We do not sell standard systems. Our customers either specify the particular brands of components they want incorporated into a particular system or rely on our design expertise to help them select the appropriate components for their particular system. Our component neutral position allows us to recommend components to our customers on the basis of technology, performance and cost and to optimize our overall designs based on these criteria.
      Our other sub-assemblies related to OEM wafer processing equipment include frame assemblies, top plate assemblies and process modules. Frame assemblies are steel tubing that form the support structure to which all other assemblies are attached and include pneumatic harnesses and cables that connect other subassemblies together. Top plate assemblies form the top portion of the chamber where wafers are processed. These chambers contain the gases that are controlled by our gas delivery systems and are the process points where thin films are deposited on the wafers or the wafers are etched. Process modules refer to the larger sub-assemblies of wafer processing equipment and may include the chamber and all electronic, pneumatic and mechanical sub-assemblies that process integrated circuits onto wafers. We began shipping frame assemblies in the second quarter of 2004 and top plate assemblies in the fourth quarter of 2004. We first provided customers with quotations for pricing for process modules in the fourth quarter of 2004.
      In addition, we have developed a catalytic steam generator, (“CSGS”), which we offer as a stand-alone steam generation sub-system on the process chamber or integrated into our gas delivery systems. Several semiconductor manufacturing process steps utilize steam to accelerate growth rates or removal rates on wafers. Our CSGS produces ultra high purity steam that is suitable for various manufacturing process steps. Our CSGS can produce steam in a wide range of concentrations to meet various process requirements in both 200 mm and 300 mm wafer applications. Our CSGS features a modular design that is scalable and can be engineered to meet numerous process requirements and integrated within the footprint of the process tool. During 2004, we sold two CSGS products to two semiconductor equipment manufacturers for their component evaluation. During the first quarter of 2005, we delivered two evaluation units and have received a purchase commitment for a CSGS product which we plan to deliver in the second quarter of 2005. To date, sales of CSGS products have accounted for an insignificant portion of our revenues and we cannot be assured that CSGS products will ever become a significant contributor to revenue.
Customers
      We sell our products to manufacturers of capital equipment for the production of semiconductor devices. The semiconductor capital equipment industry is highly concentrated and we are therefore highly dependent upon a small number of customers. Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. are our three largest customers and each accounted for more than 10% of our total sales in 2004. As a percentage of total revenue, sales to our three largest customers were 93%, 92% and 98% for the years ended December 31, 2004, 2003 and 2002, respectively.
Sales and Support
      We sell our products through our direct sales force which, as of December 31, 2004, consisted of a total of 17 sales directors, account managers and sales support staff. Our sales directors are responsible for establishing sales strategy and setting the objectives for specific customer accounts. Each account manager is dedicated to specific customer accounts and is responsible for the day-to-day management of that customer. Account managers work closely with customers and in many cases provide on-site support. Account managers often attend customers’ internal meetings related to production, engineering design and quality to ensure that customer expectations are interpreted and communicated properly to our operations group. Account managers also work with our customers to identify and meet their cost and design-to-delivery cycle time objectives.
      Our account managers are also responsible for new business development and initiate and develop long-term, multi-level relationships with customer accounts and work closely with customers on new business opportunities throughout the design-to-delivery cycle.
      Our sales force includes technical sales support for order placement, spare parts quotes and production status updates. We have a technical sales representative located at each of our manufacturing facilities. In addition, we have developed a service and support infrastructure to provide our customers with service and support 24 hours a day, seven days a week. Our dedicated field service engineers provide customer support through the performance of on-site installation, servicing and repair of all our products.
Technology Development
      We engage in ongoing technology development efforts in order to remain a technology leader for gas delivery systems. We have a technology development group which, as of December 31, 2004, consisted of five persons, two of whom hold doctoral degrees. In addition, our design engineering and new product engineering groups support our technology development activities.
      Our technology development group works closely with our customers to identify and anticipate changes and trends in next generation semiconductor manufacturing equipment and, in particular, gas delivery systems. Our technology development group is involved in customer technology partnership programs that focus on process application requirements for gas delivery systems. These development efforts are designed to meet specific customer requirements in the areas of gas delivery system design, materials, component selection and functionality. Our technology development group also works directly with our suppliers to help them identify new component technologies and make necessary changes in, and enhancements to, the components that we integrate into our products. Our analytic and testing capabilities enable us to evaluate multiple supplier component technologies and provide customers with a wide range of appropriate component and design choices for their gas delivery systems. Our analytic and testing capabilities also enable us to predict technological changes and the requirements in component features for next generation gas delivery systems.

      Through our technology development efforts, we are developing additional features to improve the performance and functionality of our gas delivery systems. In addition, we are using our technology to develop other critical sub-assemblies including top plate assemblies and process modules. Recently, we have also developed a proprietary catalytic steam generator product which we began to offer as a stand alone product or as an additional feature to our gas delivery systems in 2004.
      Our self-funded technology development and new product engineering expenses were approximately $2.4 million for 2004, $1.2 million for 2003 and $0.7 million (excluding our write-off of approximately $0.9 million of purchased in-process research and development) for 2002. We perform our technology development activities principally at our facilities in Menlo Park, California.
Intellectual Property
      Our success depends in part on our ability to maintain and protect our proprietary technology and to conduct our business without infringing the proprietary rights of others. Our business is largely dependent upon our design, engineering, manufacturing and testing know-how. We also rely on a combination of trade secrets and confidentiality provisions, and to a much lesser extent, patents, copyrights and trademarks, to protect our proprietary rights. As of December 31, 2004, we had four issued United States patents, all of which expire in 2018, and we had one United States patent application pending as well as a number of similar patent applications in various jurisdictions related to our CSGS. None of our issued patents is material to our business. Intellectual property that we develop on behalf of our customers is generally owned exclusively by those customers.
      We routinely require our employees, suppliers and potential business partners to enter into confidentiality and non-disclosure agreements before we disclose to them any sensitive or proprietary information regarding our products, technology or business plans. We require employees to assign to us proprietary information, inventions and other intellectual property they create, modify or improve.
      We may be required to spend significant resources to monitor and protect our intellectual property rights. We may not be able to detect infringement of our proprietary rights and may lose our competitive position in the market if any such infringement occurs. In addition, competitors may design around our technology or develop competing technologies and know-how.
      In addition, third parties may claim that we are infringing their intellectual property rights, and although we do not know of any infringement by our products of the valid intellectual property rights of third parties, we may be unaware of intellectual property rights of others that may cover some of our products. Any litigation regarding patents or other intellectual property rights could be costly and time-consuming and divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to obtain licenses, which may not be available on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of certain of our products if any infringement claims against us prove successful.
Competition
      Our industry is highly fragmented, and we have numerous competitors. Our principal competitors are Celerity Group, Inc., Integrated Flow Systems, Matheson Tri-Gas, Inc. and Wolfe Engineering, Inc. When we compete for new business at OEMs, we face competition from other suppliers of gas delivery systems as well as the OEM’s internal manufacturing group. Although we have not faced competition in the past from the largest subsystem and component manufacturers in the semiconductor capital equipment industry, these suppliers could compete with us in the future. In addition, OEMs that have elected to outsource their gas delivery systems could elect in the future to develop and manufacture these subsystems internally, leading to further competition. We expect to face new competitors as we enter new markets. Some of our competitors have substantially greater financial, technical, manufacturing and marketing resources than we do. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that could adversely affect sales of our current and future products. In addition, the limited number of potential customers in our industry further intensifies competition. Increased competitive pressures have caused and we anticipate will continue to cause or lead to intensified price-based competition and we may have to reduce the prices of our products. The primary competitive factors in our industry are price, technology, quality, design-to-delivery cycle time, reliability in meeting product demand, on-time delivery, service and historical customer relationships.
Employees
      As of December 31, 2004, we employed 345 employees, of which 49 were temporary. Of our total employees, there were 56 in engineering, 5 in technology development, 17 in sales and support, 229 in manufacturing and 38 in executive and administrative functions. These figures include 25 employees in Shanghai, China that we hired during the fourth quarter of 2004. None of our employees are represented by a labor union and we have not experienced any work stoppages.
Governmental Regulation and Environmental Matters
      Our operations are subject to federal, state and local regulatory requirements and foreign laws, relating to environmental, waste management and health and safety matters, including measures relating to the release, use, storage, treatment, transportation, discharge, disposal and remediation of contaminants, hazardous substances and wastes, as well as practices and procedures applicable to the construction and operation of our facilities. Our past or future operations may result in exposure to injury or claims of injury by employees or the public which may result in material costs and liabilities to us. Although some risk of costs and liabilities related to these matters is inherent in our business, we believe that our business is operated in substantial compliance with applicable regulations. However, new, modified or more stringent requirements or enforcement policies could be adopted, which could adversely affect us.
Risk Factors

The highly cyclical nature of the semiconductor industry and general economic slowdowns could harm our operating results.
      Our business and operating results depend in significant part upon capital expenditures by manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors. Historically, the semiconductor industry has been highly cyclical, with recurring periods of over-supply of semiconductor products that have had a severe negative effect on the demand for capital equipment used to manufacture semiconductors. We have experienced significant fluctuations in customer orders for our products. Our sales were $184.2 million in 2004, $77.5 million in 2003, and $84.3 million in 2002. Beginning in the third quarter of 2004, however, we started to experience a weakening in new orders and customer requests for cancellations and postponements of existing orders that continued throughout the remainder of 2004 and is likely to continue into at least the first half of 2005. Historically, semiconductor industry slowdowns have had, and future slowdowns may have, a material adverse effect on our operating results.
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
      Our quarterly revenue and operating results have fluctuated significantly in the past and we expect them to continue to fluctuate in the future for a variety of reasons, including:

•	demand for and market acceptance of our products as a result of the cyclical nature of the semiconductor industry or otherwise, often resulting in reduced sales during industry downturns and increased sales during periods of industry recovery;

•	changes in the timing and size of orders by our customers;

•	cancellations and postponements of previously placed orders;

•	pricing pressure from either our competitors or our customers, resulting in the reduction of our product prices;

•	disruptions or delays in the manufacturing of our products or in the supply of components or raw materials that are incorporated into or used to manufacture our products, thereby causing us to delay the shipment of products;

•	changes in design-to-delivery cycle times;

•	inability to quickly reduce our costs in response to decreased demand for our products, as our costs are relatively fixed in the short-term;

•	changes in our mix of products sold;

•	write-offs of excess or obsolete inventory; and

•	announcements by our competitors of new products, services or technological innovations, which may, among other things, render our products less competitive.
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
      A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. as a group accounted for 93% of our sales in 2004, 92% of our sales in 2003 and 98% of our sales in 2002. Because of the small number of OEMs in our industry, most of whom are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers. Consolidation among our customers or a decision by any one or more of our customers to outsource all manufacturing and assembly work to a single equipment manufacturer may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a small number of customers. In addition, any significant pricing pressure exerted by a key customer could adversely affect our operating results.
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

The manufacturing of our products is highly complex, and if we are not able to effectively manage our manufacturing and procurement process, our business and operating results would suffer.
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
      The success of our business depends on OEMs continuing to outsource the manufacturing of gas delivery systems for their semiconductor capital equipment. Most of the largest OEMs have already outsourced a significant portion of their gas delivery systems. If OEMs do not continue to outsource gas delivery systems for their capital equipment, our revenue would be significantly reduced, which would have a material adverse affect on our business, financial condition and operating results. In addition, if we are unable to obtain additional business from OEMs even if they continue to outsource their production of gas delivery systems, our business, financial condition and operating results could be adversely affected.

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

We have recently established operations in China, which exposes us to new risks associated with operating in a foreign country.
      We are exposed to political, economic, legal and other risks associated with operating in China, including:

•	tariffs and other barriers;

•	timing and availability of export licenses;

•	political, civil and economic instability;

•	disruptions to our and our customers’ operations due to the outbreak of communicable diseases, such as SARS;

•	disruptions in operations due to weakness of China’s domestic infrastructure, including transportation and energy;

•	difficulties in attracting new international customers;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing a distant international subsidiary and branch operations;

•	foreign currency exchange fluctuations;

•	the burden of complying with foreign and international laws and treaties; and

•	potentially adverse tax consequences.
      In addition, while over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization, due to efforts to control the pace of growth or for other reasons, the Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time without notice. Changes in these policies by the Chinese government resulting in changes in laws, regulations, or their interpretation, the imposition of confiscatory taxation, restrictions on currency conversion or imports and sources of supply could materially and aversely affect our Chinese operations, which could result in a total loss of our investment in that country and materially and adversely affect our future operating results.

If we do not keep pace with developments in the semiconductor industry and with technological innovation generally, our products may not be competitive.
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
      Our industry is highly competitive and rapidly evolving. Our competitors are primarily companies that design and manufacture gas delivery systems for semiconductor capital equipment. Although we have not faced competition in the past from the largest subsystem and component manufacturers in the semiconductor capital equipment industry, these suppliers could compete with us in the future. Increased competition has in the past resulted, and could in the future result, in price reductions, reduced gross margins or loss of market share, any of which would harm our operating results. Pricing pressure is always present, as we attempt to increase market share with our existing customers. Competitors may introduce new products for the markets currently served by our products. These products may have better performance, lower prices and achieve broader market acceptance than our products. Further, OEMs typically own the design rights to their products and may provide these designs to subsystem manufacturers. If our competitors obtain proprietary rights to these designs such that we are unable to obtain the designs necessary to manufacture products for our OEM customers, our business, financial condition and operating results could be adversely affected.
      Our competitors may have greater financial, technical, manufacturing and marketing resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion, sale and support of their products, and reduce prices to increase market share. Moreover, there may be merger and acquisition activity among our competitors and potential competitors that may provide our competitors and potential competitors with an advantage over us by enabling them to expand their product offerings and service capabilities to meet a broader range of customer needs. Further, if one of our customers develops or acquires the internal capability to develop and produce gas delivery systems, the loss of that customer could have a material adverse effect on our business, financial condition and operating results. The introduction of new technologies and new market entrants may also increase competitive pressures.

We must achieve design wins to retain our existing customers and to obtain new customers.
      New semiconductor capital equipment typically has a lifespan of several years, and OEMs frequently specify which systems, subassemblies, components and instruments are to be used in their equipment. Once a specific system, subassembly, component or instrument is incorporated into a piece of semiconductor capital equipment, it will likely continue to be incorporated into that piece of equipment for a period of at least several months before the OEM switches to the product of another supplier. Accordingly, it is important that our products are designed into the new semiconductor capital equipment of OEMs, which we refer to as a design win, in order to retain our competitive position with existing customers and to obtain new customers.
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
      Our ability to successfully execute our business plan in a rapidly evolving market requires an effective planning and management process. We have increased, and plan to continue to increase, the scope of our operations. Due to the cyclical nature of the semiconductor industry, however, future growth is difficult to predict. Future expansion efforts could be expensive and may strain our managerial and other resources. To manage future growth effectively, we must maintain and enhance our financial and operating systems and controls and manage expanded operations. The number of people we employ has grown and we expect this number to continue to grow over time. As of December 31, 2001 we had 130 employees and as of December 31, 2004 we had 345 employees. The addition and training of new employees may lead to short-term quality control problems and place increased demands on our management and experienced personnel. If we do not manage growth properly, our business, operating results and financial condition could be adversely affected.

We have and will continue to incur increased costs as a result of being a public company.
      We have and will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, the Public Company Accounting Oversight Board and the Nasdaq National Market, have required changes in the corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make legal, accounting and administrative activities more time-consuming and costly. For example, we have incurred substantially higher costs to obtain directors and officers insurance.
      In addition, as we gain experience with the requirements of being a public company combined with the increased activities of our business, we will need to continually evaluate our business processes and management structure, which could cause us to incur additional overhead costs. Our executive and administrative staff has also grown from 17 at December 31, 2003 to 38 at December 31, 2004.

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
      We rely on both single source and sole source suppliers, some of whom are relatively small in size, for many of the components we use in our products. In addition, our customers often specify components made by particular suppliers that we must incorporate into their products. Our suppliers are under no obligation to provide us with components. As a result, the loss of or failure to perform by any of these providers could adversely affect our business and operating results. In addition, the manufacturing of certain components and subassemblies is an extremely complex process. Therefore, if a supplier was unable to provide the volume of components we require on a timely basis and at acceptable prices, we would have to identify and qualify replacements from alternative sources of supply. The process of qualifying new suppliers for these complex components is lengthy and could delay our production and adversely affect our business, operating results and financial condition. We may also experience difficulty in obtaining sufficient supplies of components and raw materials in times of significant growth in our business. For example, we have in the past experienced shortages in supplies of various components, such as mass flow controllers, valves and regulators, and certain prefabricated parts, such as sheet metal enclosures, used in the manufacture of our products. In addition, one of our competitors manufactures mass flow controllers that may be specified by one or more of our customers. If we are unable to obtain these particular mass flow controllers from our competitor or convince a customer to select alternative mass flow controllers, we may be unable to meet that customer’s requirements, which could result in a loss of market share.

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
      Our future success depends in part on the continued service of our key executive officers, as well as our research, engineering, sales, manufacturing and administrative personnel, most of whom are not subject to employment or non-competition agreements. In addition, competition for qualified personnel in the technology industry is intense, and we operate in geographic locations in which labor markets are particularly competitive. Our business is particularly dependent on expertise which only a very limited number of engineers possess. The loss of any of our key employees and officers, including our Chief Executive Officer, Vice President of Engineering, Vice President of Sales and Vice President of Technology, or the failure to attract and retain new qualified employees, would adversely affect our business, operating results and financial condition.

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
      From 1991 through 2002, we operated as a subsidiary of Mitsubishi Corporation. During that period, Mitsubishi provided us with financing. Accordingly, historical financial information during that period does not necessarily reflect what our financial position, operating results and cash flows will be in the future or what they would have been had we been a separate, stand-alone entity during the periods in which we were owned by Mitsubishi. Furthermore, as a stand-alone entity, we need to obtain any required funding from third parties.

We may not be able to fund our future capital requirements from our operations, and financing from other sources may not be available on favorable terms or at all.
      We made capital expenditures of $3.4 million in 2004, $0.5 million in 2003 and $1.8 million in 2002. We made capital expenditures of $1.8 million in the fourth quarter of fiscal 2004, of which $1.6 million was for facility leasehold improvements and equipment in connection with the establishment of a manufacturing facility in Shanghai, China. As a result of the expenditures made during 2004, we now have manufacturing capacity in Shanghai, China. The amount of our future capital requirements will depend on many factors, including:

•	the cost required to ensure access to adequate manufacturing capacity;

•	the timing and extent of spending to support product development efforts;

•	the timing of introductions of new products and enhancements to existing products;

•	changing manufacturing capabilities to meet new customer requirements; and

•	market acceptance of our products.
      Although we currently have a bank line of credit, to the extent that existing cash, together with any cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Future equity financings could be dilutive to holders of our common stock, and debt financings could involve covenants that restrict our business operations. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, any of which could adversely affect our business, operating results and financial condition.

If environmental contamination were to occur in one of our manufacturing facilities, we could be subject to substantial liabilities.
      We use substances regulated under various foreign, domestic, federal, state and local environmental laws in our manufacturing facilities. Our failure or inability to comply with existing or future environmental laws could result in significant remediation liabilities, the imposition of fines or the suspension or termination of the production of our products. In addition, we may not be aware of all environmental laws or regulations that could subject us to liability.

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
      During 2004 we completed negotiations with the landlord of our Menlo Park, California facilities. As a result of certain proposed zoning changes in the city of Menlo Park, we were only able to extend the lease until July 31, 2005. At the expiration, the lease will continue on a month-to-month basis and may not be terminated by our landlord upon less than nine months prior written notice. If we are unable to secure a lease for the Menlo Park facility on favorable terms at the end of the current lease, we will need to find new facilities and move all of our Menlo Park manufacturing, engineering, sales and marketing and administrative functions into new facilities. This move could disrupt manufacturing and we would incur additional costs associated with relocation to new facilities, which could have a material adverse effect on our results of operations.
Risks Related to Our Ownership by Francisco Partners

We will continue to be controlled by FP-Ultra Clean, LLC as long as FP-Ultra Clean, LLC owns a significant percentage of our common stock, and our other stockholders will be unable to affect the outcome of stockholder voting during such time.
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
      The stockholder’s agreement also provides that our board of directors may not take certain significant actions without the approval of FP-Ultra Clean, LLC as long as FP-Ultra Clean, LLC owns at least 25% of our outstanding common stock. These actions include:

•	mergers, acquisitions or certain sales of assets;

•	any liquidation, dissolution or bankruptcy;

•	issuances of securities;

•	determination of compensation and benefits for our chief executive officer and chief financial officer;

•	appointment or dismissal of any of the chairman of our board of directors, chief executive officer, chief financial officer or any other executive officer in any similar capacity;

•	amendments to the stockholder’s agreement or exercise or waiver of rights under the stockholders’ agreement; and

•	amendments to our charter or bylaws.
      Such power could have the effect of delaying, deterring or preventing a change of control, business combination or other transaction that might otherwise be beneficial to our stockholders. FP-Ultra Clean, LLC also is not prohibited from selling a controlling interest in us to a third party or a participant in our industry. For additional information regarding our relationship with FP-Ultra Clean, LLC, you should read the section entitled “Certain Relationships and Related Party Transactions” contained in our registration statement on Form S-1 and proxy statement to be filed for our 2005 Annual Meeting of Stockholders.

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

The market for our stock could be subject to significant fluctuation.
      An active public market for our common stock may not be sustained. The size of our public market capitalization is relatively small and there are periods during which the volume of our shares that are traded is low. The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

•	quarterly variations in our operating results;

•	our ability to successfully introduce new products and manage new product transitions;

•	changes in revenue or earnings estimates or publication of research reports by analysts;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	announcements relating to any of our key customers, significant suppliers or the semiconductor manufacturing and capital equipment industry generally;

•	general market conditions;

•	the effects of war and terrorist attacks; and

•	domestic and international economic factors unrelated to our performance.
      The stock markets in general, and the markets for technology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

MANAGEMENT
Executive Officers and Directors
      Set forth below is information concerning our executive officers and directors as of March 24, 2005:

Name	Age	Position

Clarence L. Granger	56	President, Chief Executive Officer, Chief Operating Officer and Director
Kevin L. Griffin	50	Acting Chief Financial Officer and Chief Administrative Officer
Deborah Hayward	43	Vice President of Sales
Sowmya Krishnan, Ph.D.	36	Vice President of Technology and Chief Technology Officer
Bruce Wier	57	Vice President of Engineering
      Clarence L. Granger has served as our Chief Executive Officer since November 2002, as our President and Chief Operating Officer since March 1999 and as a member of our board of directors since May 2002. Mr. Granger served as our Executive Vice President and Chief Operating Officer from January 1998 to March 1999 and as our Executive Vice President of Operations from April 1996 to January 1998. Prior to joining Ultra Clean in April 1996, he served as Vice President of Media Operations for Seagate Technology from 1994 to 1996. Prior to that, Mr. Granger worked for HMT Technology as Chief Executive Officer from 1993 to 1994, as Chief Operating Officer from 1991 to 1993 and as President from 1989 to 1994. Prior to that, Mr. Granger worked for Xidex as Vice President and General Manager, Thin Film Disk Division, from 1988 to 1989, as Vice President, Santa Clara Oxide Disk Operations, from 1987 to 1988, as Vice President, U.S. Tape Operations, from 1986 to 1987 and as Director of Engineering from 1983 to 1986. Mr. Granger holds a master of science degree in industrial engineering from Stanford University and a bachelor of science degree in industrial engineering from the University of California at Berkeley.
      Kevin L. Griffin has served as our Acting Chief Financial Officer since March 2005 and our Chief Administrative Officer since August 2004. Mr. Griffin served as our Chief Financial Officer from February 2000 to August 2004, our Vice President of Corporate Finance from April 1999 to August 2004 and as our controller from May 1992 to February 2000. Prior to joining Ultra Clean in May 1992, Mr. Griffin served as Manager of Accounting and Finance at Mitsubishi International Corporation from 1989 to 1991. Prior to that, Mr. Griffin was employed by Rudolf & Sletten as a project accountant from 1987 to 1988. Mr. Griffin holds a bachelor of arts degree in economics and history from the University of California at Santa Barbara.
      Deborah Hayward has served as our Vice President of Sales since October 2002. Ms. Hayward served as our Senior Sales Director from May 2001 to October 2002, as Sales Director from February 1998 to May 2001 and as a major account manager from October 1995 to February 1998. Prior to joining Ultra Clean in 1995, she was a customer service manager and account manager at Brooks Instruments from 1985 to 1995.
      Sowmya Krishnan, Ph.D. has served as our Vice President of Technology since January 2004 and as our Chief Technology Officer since February 2001. Dr. Krishnan served as our Director of Technology Development from January 1998 to January 2001, as Manager of Technology Development from January 1995 to December 1997 and as manager of a joint evaluation program between Ultra Clean and VLSI Technology from February 1994 to December 1994. Dr. Krishnan holds a master of science degree in chemical engineering and a doctorate degree in chemical engineering from Clarkson University.
      Bruce Wier has served as our Vice President of Engineering since February 2000. Mr. Wier served as our Director of Design Engineering from July 1997 to February 2000. Prior to joining Ultra Clean in July 1997, Mr. Wier was the Engineering Manager for the Oxide Etch Business Unit at Lam Research from April 1993 to June 1997. Prior to that, Mr. Wier was the Senior Project Engineering Manager at Genus from May 1990 to April 1993, the Mechanical Engineering Manager at Varian Associates from November 1985 to May 1990, and the Principal Engineer/ Project Manager at Eaton Corporation from February 1981 to November 1985. Mr. Wier holds a bachelor of science degree cum laude in mechanical engineering from Syracuse University.

Available Information
      Our website is http://www.uct.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronic filing such reports with, or furnishing them to, the SEC. This website address is intended to be an inactive textual reference only; none of the information contained on our website is part of this report or is incorporated by reference herein.

Item 2.	Properties
      Our headquarters is located in Menlo Park, California, where we lease approximately 32,000 square feet of commercial space under a term lease that expires on July 31, 2005. At expiration, the lease will continue on a month-to-month basis and may not be terminated by our landlord upon less than nine months prior written notice. We expect to be able to renew this lease or lease other space near our current facility prior to the expiration of our current lease. We use this space for our principal administrative, sales and support, engineering and technology development facilities and for manufacturing purposes. Approximately 6,500 square feet at our Menlo Park facility is a clean room manufacturing facility. We also have manufacturing facilities in Austin, Texas, Tualatin, Oregon and Shanghai, China. In Austin, we lease approximately 12,000 square feet of manufacturing space under a lease term that expires on August 1, 2005, subject to renewal for up to five years which we expect to exercise. In addition, we lease approximately 10,000 square feet of manufacturing space in Austin under a lease term that expires on September 30, 2005. Approximately 3,500 square feet in Austin is a clean room manufacturing facility. In Tualatin, we lease approximately 15,000 square feet of manufacturing space under a term lease that expires on October 15, 2007, subject to renewal for up to five years at our option. Approximately 4,000 square feet in Tualatin is a clean room manufacturing facility. We recently signed a lease for an additional 7,000 square feet in Tualatin, which we expect to occupy by the second quarter of 2005. We began leasing a 52,000 square foot facility in Shanghai, China in October of 2004. This facility, which includes a 6,500 square foot clean room, was completed in December 2004. We began manufacturing operations in this facility in February 2005.
      The table below lists our properties as of February 28, 2005.

		Square
Location	Principal Use	Footage	Ownership

Menlo Park, California	Headquarters, manufacturing, sales, engineering, technology development	32,000	Leased
Austin, Texas	Manufacturing, engineering	22,000	Leased
Tualatin, Oregon	Manufacturing, engineering	22,000	Leased
Shanghai, China	Manufacturing, customer support	52,000	Leased

Item 3.	Legal Proceedings
      We are not currently a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
      None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
      Since our initial public offering (“IPO”) on March 25, 2004, our Common Stock has traded on the Nasdaq National Market under the symbol “UCTT”. The following table sets forth the range of high and low closing sale prices of our Common Stock for each full quarter since our IPO:

2004	High	Low

Second Quarter	$8.30	$7.25
Third Quarter	7.50	4.35
Fourth Quarter	6.19	4.16
      To date, we have not declared or paid cash dividends to our stockholders and we do not intend to do so for the foreseeable future in order to retain earnings for use in our business.
      On February 28, 2005 there were approximately nine holders of record of our common stock. We believe we have in excess of 400 beneficial holders of our common stock.

Item 6.	Selected Consolidated Financial Data
      You should read the following tables in conjunction with other information contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and related notes and other financial information contained elsewhere in this annual report.

				Predecessor

	Years Ended			January 1,	Years Ended
	December 31,		November 16,	through	December 31,
			through	November 16,
	2004	2003	December 31, 2002	2002	2001	2000

	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Sales	$184,204	$77,520	$7,916	$76,338	$76,486	$83,001
Cost of goods sold	154,995	67,313	7,972	66,986	66,129	68,242

Gross profit (loss)	29,209	10,207	(56)	9,352	10,357	14,759
Operating expenses	15,761	8,409	2,282	8,846	5,042	5,505

Income (loss) from operations	13,448	1,798	(2,338)	506	5,315	9,254

Other income (expense):	(387)	(1,458)	(178)	(176)	(440)	(687)

Income (loss) before income taxes	13,061	340	(2,516)	330	4,875	8,567
Income tax provision (benefit)	4,511	232	(667)	642	1,981	(136)

Net income (loss)	$8,550	$108	$(1,849)	$(312)	$2,894	$8,703

Net income (loss) per share:
Basic	$0.59	$0.01	$(0.21)	$(0.08)	$0.79	$2.36
Diluted	$0.55	$0.01	$(0.21)	$(0.08)	$0.64	$1.95
Shares used in computation:
Basic	14,605	9,976	8,668	3,680	3,680	3,680
Diluted	15,542	10,711	8,668	3,680	4,535	4,467

				Predecessor

	December 31,			December 31,

	2004	2003	2002	2001	2000

Consolidated Balance Sheet Data:
Cash	$11,440	$6,035	$6,237	$760	$3,722
Working capital	29,861	17,519	16,067	2,519	(924)
Total assets	67,698	50,155	48,836	20,652	34,918
Short-and long-term capital lease and other long-term obligations	528	558	662	554	344
Debt to related parties	—	30,013	29,812	8,400	9,800
Total stockholders’ equity (deficit)	52,475	8,320	8,089	8,670	5,776

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
      We are a developer and supplier of critical subsystems for the semiconductor capital equipment industry, focusing, primarily, on gas delivery systems. We generate revenue primarily from the sale of these gas delivery systems and other subassemblies by providing our customers with a full range of services for the development, design, prototyping, engineering, manufacturing and testing of our subassembly products. Because our customers are primarily OEMs of semiconductor capital equipment, the success of our business and our ability to generate future revenues depends on OEMs continuing to outsource the manufacturing of gas delivery systems and other subassemblies for their semiconductor capital equipment.
      While most of the largest OEMs have already outsourced a significant portion of their gas delivery systems, other subassemblies, such as frames, chamber top plates and process modules are being increasingly outsourced by our OEM customers. We have recently begun to expand our product base using our existing expertise by taking on other subassembly business as these products are identified for outsourcing. In the second quarter of 2004 we began to build frame assemblies for one of our customers and in the fourth quarter of 2004 we increased our sales of frame assemblies and also shipped our first top plate assembly products. We are also pursuing other product markets such as process modules, liquid delivery systems and catalytic steam generation systems.
      In 2004, we also expanded our business into Asia by leasing a new manufacturing facility and completing the construction of a new 6,500 square foot clean room in Shanghai, China. Through this facility, we intend to service our existing customers and pursue relationships with new Asian customers. We expect to begin shipping products from our Shanghai facility in March 2005.
      In addition to growing our business organically, we also regularly consider strategic acquisitions that we believe will enable us to expand our geographic reach, secure new customers, diversify into complementary product markets and broaden our technological capabilities and product offerings.
      FP-Ultra Clean, LLC, an entity controlled by Francisco Partners, L.P., owns approximately 55% of our outstanding common stock. Pursuant to the terms of a stockholder’s agreement with FP-Ultra Clean, LLC, our board of directors may not take certain significant actions without the approval of FP-Ultra Clean, LLC as long as it owns at least 25% of our outstanding common stock, including mergers, acquisitions or sales of assets outside the ordinary course of business, the issuance of securities and the incurrence or refinancing of indebtedness in excess of $10 million.

Cyclical Business
      Our business and operating results depend in significant part upon capital expenditures by manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors. Historically, the semiconductor industry has been highly cyclical, with recurring periods of over-supply of semiconductor products that have had a severe negative effect on the demand for capital equipment used to manufacture semiconductors. During these periods, we have experienced significant fluctuations in customer orders for our products. Our sales were $184.2 million in 2004, $77.5 million in 2003 and $84.3 million in 2002. Beginning in the third quarter of 2004, we started to experience a weakening in new orders and customer requests for cancellations and postponements of existing orders that continued throughout the remainder of 2004 and is likely to continue into at least the first half of 2005.
      In periods where supply exceeds demand for semiconductor capital equipment, we generally experience significant reductions in customer orders for our products. Sharp decreases in demand for semiconductor capital equipment may lead our customers to cancel order forecasts, change production quantities from forecasted volumes or delay production, which may negatively impact our gross profit, as we may be unable to quickly reduce costs and may be required to hold inventory longer than anticipated. In periods where demand for semiconductor capital equipment exceeds supply, we generally need to quickly increase our production of gas delivery systems, requiring us to order additional inventory, effectively manage our component supply chain, hire additional employees and expand, if necessary, our manufacturing capacity.

Customer Concentration
      A relatively small number of OEM customers have historically accounted for a significant portion of our revenue, and we expect this trend to continue. Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. as a group accounted for 92.5% of our sales in 2004, 91.8% of our sales in 2003, and 98.0% of our sales in 2002. During 2004 we began shipping gas delivery systems to two new customers.

Basis of Presentation
      Our financial statements include the accounts of the successor company, Ultra Clean Holdings, Inc. and its subsidiaries, since inception (including for the years ended December 31, 2004 and 2003 and for the period from November 16, 2002 through December 31, 2002) and the accounts of the predecessor of our business, Ultra Clean Technology Service and Systems, Inc., prior to November 16, 2002.
      Effective January 1, 2003, we adopted a 52-53 week fiscal year ending on the Friday nearest to December 31. For presentation purposes, we present each fiscal year as if it ended on December 31. Using the 52-53 year end, fiscal year 2004 ended on December 31, 2004 representing 53 weeks. Fiscal year 2003 ended on December 26, 2003. All references to years refer to fiscal years.
      In the discussion of our financial statements for the year ended December 31, 2002 in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we refer to the financial statements for 2002 as “combined” for comparative purposes. These combined financial results for 2002 represent the sum of the financial data for Ultra Clean Technology Systems and Service, Inc. (Predecessor) for the period from January 1, 2002 through November 15, 2002 and the financial data for Ultra Clean Holdings, Inc. (Ultra Clean) for the period from its inception to December 31, 2002. We further refer to the period from our inception through December 31, 2002 as the November 16, 2002 through December 31, 2002 period, because we had no operations in the period from October 28, 2002, our date of incorporation, to November 15, 2002, the closing date of the Ultra Clean acquisition. These combined financial results are for informational purposes only and do not purport to represent what our financial position would have actually been in such periods had the Ultra Clean acquisition occurred prior to November 15, 2002.
Critical Accounting Policies, Significant Judgments and Estimates
      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure at the date of our financial statements. On an on-going basis, we evaluate our estimates and judgments, including those related to sales, inventories, intangible assets, stock compensation and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We consider certain accounting policies related to the Ultra Clean acquisition, revenue recognition, inventory valuation, accounting for income taxes, valuation of intangible assets and goodwill and stock options to employees to be critical policies due to the estimates and judgments involved in each.

Ultra Clean Acquisition
      In connection with the Ultra Clean acquisition, we allocated the purchase price associated with the acquisition to the tangible and intangible assets acquired, liabilities assumed and in-process research and development based on their estimated fair values. We engaged a third-party appraisal firm to assist us in determining the fair values of the assets acquired and the liabilities assumed. Such valuations required us to make significant estimates and assumptions, especially with respect to intangible assets. Estimates associated with the accounting for the Ultra Clean acquisition were made based upon assumptions believed to be reasonable, but which are inherently uncertain.
      The critical estimates we used in allocating the purchase price and valuing certain intangible assets include but were not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements, acquired developed technologies and patents; expected costs to develop in-process research and development into commercially viable products and brand awareness and market position of acquired products and assumptions about the period of time the brand will continue to be used in the combined product portfolio. Our estimates of fair value were based upon assumptions that we believed to be reasonable, but which are inherently uncertain and unpredictable.

Revenue Recognition
      Our revenue is concentrated in a few OEM customers in the semiconductor capital equipment and flat panel display industry. Our standard arrangement for our customers includes a signed purchase order or contract, no right of return of delivered products and no customer acceptance provisions. Revenue from sales of products is recognized when:

•	we enter into a legally binding arrangement with a customer;

•	we ship the products;

•	customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and

•	collection is probable.
      Revenue is generally recognized upon shipment of the product. In arrangements which specify title transfer upon delivery, revenue is not recognized until the product is delivered. In addition, if we have not substantially completed a product or fulfilled the terms of the agreement at the time of shipment, revenue recognition is deferred until completion. Determination of criteria in the third and fourth bullet points above is based on our judgment regarding the fixed nature of the amounts charged for the products delivered and the collectability of those amounts.
      We assess collectability based on the creditworthiness of the customer and past transaction history. We perform on-going credit evaluations of, and do not require collateral from, our customers. We have not experienced collection losses in the past. A significant change in the liquidity or financial position of any one customer could make it more difficult for us to assess collectability.

Inventory Valuation
      We value our inventories at the lesser of standard cost, determined on a first-in, first-out basis, or market. We assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts on a periodic basis. Obsolete inventory or inventory in excess of our estimated usage is written-down to its estimated market value less costs to sell, if less than its cost. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specific identified inventory in excess of established usage. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If actual market conditions are less favorable than our projections, additional inventory write-downs may be required. If the inventory value is written down to its net realizable value, and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold either as a component of a gas delivery system or as separate inventory.

Accounting for Income Taxes
      Income taxes are provided for using an asset and liability approach. The determination of our tax provision is subject to judgments and estimates. The carrying value of our net deferred tax assets, which is made up primarily of tax deductions, assumes we will be able to generate sufficient future income to fully realize these deductions. In determining whether the realization of these deferred tax assets may be impaired, we make judgments with respect to whether we are likely to generate sufficient future taxable income to realize these assets. We have not recorded any valuation allowance to impair our tax assets because, based on the available evidence, we believe it is more likely than not that we will be able to utilize all of our deferred tax assets in the future. If we do not generate sufficient future income, the realization of these deferred tax assets may be impaired, resulting in an additional income tax expense.

Valuation of Intangible Assets and Goodwill
      We periodically evaluate our intangible assets and goodwill in accordance with Statement of Financial Accounting Standards (“SFAS No. 142”), Goodwill and Other Intangible Assets, for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets include goodwill, purchased technology and tradename. Factors we consider important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. The provisions of SFAS No. 142 also require an annual goodwill impairment test or more frequently if impairment indicators arise. In testing for a potential impairment of goodwill, the provisions of SFAS No. 142 require the application of a fair value based test at the reporting unit level. We operate in one segment and have one reporting unit. Therefore, all goodwill is considered enterprise goodwill and the first step of the impairment test prescribed by SFAS No. 142 requires a comparison of our fair value to our book value. If the estimated fair value is less than the book value, SFAS No. 142 requires an estimate of the fair value of all identifiable assets and liabilities of the business, in a manner similar to a purchase price allocation for an acquired business. This estimate requires valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Potential goodwill impairment is measured based upon this two-step process. We performed the annual goodwill impairment test as of December 31, 2004 and determined that goodwill was not impaired.

Stock Options to Employees
      We have elected to follow the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and the related interpretations in accounting for employee stock options rather than adopting the alternative fair value accounting provided under SFAS No. 123, Accounting for Stock Based Compensation. Therefore, we do not record any compensation expense for stock options we grant to our employees where the exercise price equals the fair market value of the stock options on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period are fixed. We comply with the disclosure provisions of SFAS No. 123 and SFAS No. 148, which require that we disclose our pro forma net income or loss and net income or loss per common share as if we had expensed the fair value of the options. In calculating such fair values, we use assumptions of estimated option life, dividend policy and interest rates.
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123 (“SFAS 123R”). Under SFAS 123R, we will be required to record this compensation expense in our results of operations. SFAS 123R is effective for the beginning of the first fiscal reporting period that begins after June 15, 2005. We anticipate the adoption of SFAS 123R will have a material effect on our financial position and results of operations beginning in the third quarter of 2005.
Results of Operations
      The following table sets forth statements of operations data for the periods indicated as a percentage of revenue.

	Year Ended
	December 31,
			Combined(1)
	2004	2003	2002

Sales	100.0%	100.0%	100.0%
Cost of goods sold	84.1	86.8	89.0

Gross profit	15.9	13.2	11.0
Operating expenses:
Research and development	1.3	1.5	0.9
Sales and marketing	2.0	2.9	2.3
General and administrative	4.9	6.0	9.0
Stock and other deferred compensation	0.4	0.4	—
In-process research and development	—	—	1.0

Total operating expenses	8.6	10.8	13.2
Income from operations	7.3	2.4	(2.2)
Interest expense and other, net	(0.2)	(1.9)	(0.4)

Income (loss) before income taxes	7.1	0.5	(2.6)
Income tax provision (benefit)	2.5	0.3	—

Net income (loss)	4.6%	0.2%	(2.6)%

(1)	The combined financial results for 2002 represent the sum of the financial data for Ultra Clean Technology Systems and Service, Inc. (Predecessor) for the period from January 1, 2002 through November 15, 2002 and the financial data for Ultra Clean Holdings, Inc. for the period from November 16, 2002 (inception) to December 31, 2002. The combined financial data for 2002 is presented to facilitate comparison with other annual periods.

Year Ended December 31, 2004 Compared With Year Ended December 31, 2003

Overview
      Net sales for the year ended December 31, 2004 as compared to net sales for the prior year grew by $106.7 million or 137.6%. The year over year increase was primarily attributable to the significant increase in sales during the first half of 2004 compared to the end of 2003. In the middle of the third quarter of fiscal 2004, however, we experienced a reduction in demand for our products by most of our customers due to a general softening in demand throughout the semiconductor capital equipment industry. Thus, sales in the second half of 2004, compared to the first half of 2004, declined and our gross profit also declined, primarily due to lower sales and manufacturing volumes. Through cost reduction actions, however, including reducing our workforce by 7% in the third quarter and a portion of our workforce taking mandatory time off during the fourth quarter of 2004, the decline in gross profit was somewhat mitigated.
      Operating expenses in 2004 compared to 2003 increased by $7.4 million, or 87.4%. Administrative costs related to becoming a public company, increased sales and business activity, and startup expenses relating to our new Shanghai, China facility contributed to this increase. Also, we incurred approximately $0.5 million in expenses due to a potential acquisition, discussions with which were terminated during the third quarter of 2004.

Sales
      We generate revenue from the sale of gas delivery systems and other subassemblies. For the year ended December 31, 2004 sales increased 137.6%, or $106.7 million to $184.2 million from $77.5 million for the year ended December 31, 2003. An increase in end user demand for semiconductors during 2004 resulted in increased demand in the semiconductor capital equipment industry and therefore increased demand for our gas delivery systems. In addition, we began shipping frame assemblies in the second quarter of 2004 and top plate assemblies in the fourth quarter of 2004. These new product shipments contributed $2.5 million to revenue in 2004.
      The semiconductor capital equipment industry is highly concentrated and we are therefore highly dependent upon a small number of customers. Applied Materials, Lam Research and Novellus are our three largest customers and each has greater than 10% of our total sales. As a percentage of total revenue, sales to our three largest customers were 92.5%, 91.8% and 98.0% for the years ended December 31, 2004, 2003 and 2002, respectively.

Gross Profit
      Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation, associated with the design and manufacture of products sold. Gross profit for the year ended December 31, 2004 increased 186.2% to $29.2 million from $10.2 million for the year ended December 31, 2003, an increase of approximately $19.0 million. Gross profit as a percentage of sales increased to 15.9% for the year ended December 31, 2004 compared to 13.2% for the year ended December 31, 2003. The increase in gross profit from the year ended December 31, 2003 was primarily attributable to sharply higher sales and production of gas delivery systems. In addition, the increased production resulted in significantly higher factory utilization and therefore we were able to absorb more fixed costs and costs of operations, resulting in higher gross profit as a percentage of sales. We also implemented several cost containment measures during the second half of 2004, including work force reductions and mandatory time-off.

Research and Development Expense
      Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the year ended December 31, 2004 increased 108.9% to $2.4 million from $1.2 million for the year ended December 31, 2003, an increase of approximately $1.2 million. The increase in spending was due to an increase in engineering activity associated with new product design, test equipment and other product development activities including a new product design and customer specific design modifications for our next generation catalytic steam generator. As a percentage of sales, however, research and development expense decreased to 1.3% for the year ended December 31, 2004 compared to 1.5% for the year ended December 31, 2003. This decrease in research and development expense as a percentage of sales was attributable to the steep increase in total net sales.

Sales and Marketing Expense
      Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with our sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the year ended December 31, 2004 increased 56.8% to $3.6 million from $2.3 million for the year ended December 31, 2003, an increase of approximately $1.3 million. This increase in sales and marketing expense was primarily attributable to approximately $0.9 million in additional compensation paid to our sales and service employees due to the higher revenue generated, and the balance of the increase was due to increased travel expense, approximately $0.1 million in costs associated with evaluation units and product samples, and increased sales activities by our engineers. Sales and marketing expense as a percentage of sales decreased to 2.0% for the year ended December 31, 2004 compared to 2.9% for the year ended December 31, 2003 due to the significantly higher sales in 2004 compared to 2003.

General and Administrative Expense
      General and administrative expense consists primarily of salaries and overhead of our administrative staff, and professional fees. General and administrative expense for the year ended December 31, 2004 increased 91.8% to $9.0 million from $4.7 million for the year ended December 31, 2003, an increase of $4.3 million. General and administrative expense as a percentage of sales decreased to 4.9% for the year ended December 31, 2004 compared to 6.0% for the year ended December 31, 2003. We experienced higher general and administrative expense in 2004, primarily due to approximately $1.9 million in costs attributable to the addition of new administrative employees as a result of our significantly higher levels of manufacturing activity, approximately $1.4 million in costs related to legal, accounting, consulting, insurance and other fees associated with our becoming a public company, and approximately $0.5 million for costs associated with the startup activities of our new facility in Shanghai, China. Also included in general and administrative expense in 2004 was $0.5 million for costs associated with our consideration of an acquisition that we decided not to pursue during the third quarter. During 2005 we expect general and administrative expense to be slightly higher than 2004 due to public company costs running over four quarters compared to three quarters in 2004 and due to additional expenses for Sarbanes-Oxley certification.

Stock and Other Deferred Compensation
      Stock and other deferred compensation expense for the year ended December 31, 2004 was $0.8 million compared to $0.3 million in 2003. This increase was primarily attributable to the vesting of our Series A Senior Notes following our initial public offering. We expect the adoption of SFAS 123R in the second half of 2005 to materially increase stock compensation expense.

Interest Expense, Net
      Interest expense for the year ended December 31, 2004 reduced to $0.4 million from $1.5 million for the year ended December 31, 2003, a decrease of $1.1 million. This decrease in interest expense was attributable to the extinguishment of our Series A Senior Notes issued in the fourth quarter of 2002 in connection with the Ultra Clean acquisition. This extinguishment of debt occurred after our initial public offering in the first quarter of 2004.

Provision for Income Taxes
      Provision for income taxes for the year ended December 31, 2004 was $4.5 million compared to $0.2 million for the year ended December 31, 2003. This increase was primarily attributable to the increase in taxable income for the year ended December 31, 2004. The effective tax rate for 2004 was 34.5% compared to 68.2% in 2003. The effective tax rate for the year ended December 31, 2004 was slightly less than the statutory rate of 35% primarily as a result of a tax benefit from exempt income which was almost entirely offset by foreign operations, state income taxes and non-deductible expenses. For the year ended December 31, 2003, the effective tax rate was higher than the statutory rate due to the mix of state taxable income and losses in Texas combined with a consolidated net income of approximately breakeven.

Year Ended December 31, 2003 Compared With Year Ended December 31, 2002

Sales
      Sales for the year ended December 31, 2003 decreased 8.1% to $77.5 million from $84.3 million for the year ended December 31, 2002, a decrease of $6.8 million. This decrease in sales was due to the continued downturn in the semiconductor capital equipment industry during the first three quarters of 2003, which resulted in decreased demand and sales of our gas delivery systems.

Gross Profit
      Gross profit for the year ended December 31, 2003 increased 9.7% to $10.2 million from $9.3 million for the year ended December 31, 2002, an increase of $0.9 million. Gross profit as a percentage of sales increased to 13.2% for the year ended December 31, 2003 compared to 11.0% for the year ended December 31, 2002. The increase in gross profit for the year ended December 31, 2003 was primarily attributable to sharply higher sales of gas delivery systems in the fourth quarter, during which time we were able to increase production without substantially increasing the number of employees. We recorded an immaterial charge for excess and obsolete inventory for the year ended December 31, 2003, compared to a charge of $0.3 million for the year ended December 31, 2002. We implemented several cost containment measures during the fourth quarter of 2002 and the first three quarters of 2003, including workforce reductions and mandatory time-off.

Research and Development Expense
      Research and development expense for the year ended December 31, 2003 increased 71.4% to $1.2 million from $0.7 million for the year ended December 31, 2002, an increase of $0.5 million. Research and development expense as a percentage of sales increased to 1.5% for the year ended December 31, 2003 compared to 0.9% for the year ended December 31, 2002. This increase in research and development expense was primarily attributable to the development of additional test fixtures for a wider range of products and to additional design activity required by two of our major customers.

Sales and Marketing Expense
      Sales and marketing expense for the year ended December 31, 2003 increased 21.1% to $2.3 million from $1.9 million for the year ended December 31, 2002, an increase of $0.4 million. Sales and marketing expense as a percentage of sales increased to 2.9% for the year ended December 31, 2003 compared to 2.3% for the year ended December 31, 2002. This increase in sales and marketing expense was primarily attributable to our expansion into new product lines at one of our major customers.

General and Administrative Expense
      General and administrative expense for the year ended December 31, 2003 decreased 34.2% to $5.0 million from $7.6 million for the year ended December 31, 2002, a decrease of $2.6 million. General and administrative expense as a percentage of sales decreased to 6.4% for the year ended December 31, 2003 compared to 9.0% for the year ended December 31, 2002. We experienced higher general and administrative expense in 2002, primarily due to costs of $4.6 million associated with the Ultra Clean acquisition. General and administrative expense for the year ended December 31, 2003 included $1.1 million in professional fees paid to third party financial advisors for services they performed for us, approximately $0.2 million in bonus accrual associated with our management bonus and profit sharing plans and approximately $0.3 million associated with deferred compensation amortization resulting from restricted stock and employee debt which originated at the time of the Ultra Clean acquisition.

In-Process Research and Development Expense
      In-process research and development expense for the year ended December 31, 2002 was $0.9 million, resulting from one project related to the development of technology and a related product that simplified the generation of steam for use in the semiconductor manufacturing process — the catalytic steam generator. Our development efforts were completed in December 2003. Actual costs incurred to complete this project were not significantly different from the initial estimate. Value ascribed to the project was based on the cost method and represented the cost of personnel, material, equipment and finance charges that would have been incurred to replicate the project to its development stage at the date of acquisition. We had no in process research and development expenses for the year ended December 31, 2003.

Interest Expense, Net
      Interest expense for the year ended December 31, 2003 increased to $1.5 million from $0.4 million for the year ended December 31, 2002, an increase of $1.1 million. This increase in interest expense was attributable to interest payable on our Series A Senior Notes held by FP-Ultra Clean, LLC and some of our key employees which were issued in the fourth quarter of 2002 in connection with the Ultra Clean acquisition.

Provision for Income Taxes
      Provision for income taxes for the year ended December 31, 2003 was $0.2 million compared to $0.03 million income tax benefit for the year ended December 31, 2002. This increase in provision for income taxes was primarily attributable to the increase in taxable income for the year ended December 31, 2003. For the year ended December 31, 2003, the state tax rate was higher than the statutory rate due the mix of taxable income and losses in Texas combined with a consolidated net income approximating break even.
Unaudited Quarterly Financial Results
      The following tables set forth statement of operations data for the periods indicated. The information for each of these periods is unaudited and has been prepared on the same basis as our audited consolidated financial statements included herein and includes all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of our unaudited operations data for the periods presented. Historical results are not necessarily indicative of the results to be expected in the future.

	Fiscal Quarter

	First	Second	Third	Fourth	Fiscal Year

	In thousands
2004
Sales	$40,837	$54,508	$47,509	$41,350	$184,204
Gross margin	$6,081	$8,922	$7,803	$6,403	$29,209
Net income	$1,413	$3,089	$1,913	$2,135	$8,550
2003
Sales	$17,626	$17,410	$16,726	$25,758	$77,520
Gross margin	$1,381	$2,642	$2,121	$4,063	$10,207
Net income (loss)	$(444)	$(155)	$21	$686	$108
      Our sales increased sharply during the first half of 2004. Sequential quarterly growth was 58.5% and 33.5% for the first and second quarters ended March 31 and June 30, 2004, respectively. However, in the middle of the third quarter ended September 30, 2004, there was a decline in demand for our products by most of our customers. This resulted in a sequential quarterly reduction in sales of $7.0 million, or 12.8% in the third quarter of 2004 compared to the second quarter ended June 30, 2004. Furthermore, during the fourth quarter of fiscal 2004, net sales declined to $41.3 million which was a sequential decline of $6.2 million or 13.0% from the third quarter of 2004. These revenue reductions were due to a general softening in demand throughout the semiconductor capital equipment industry which is likely to continue into at least the first half of 2005. As a result of the lower sales in the second half of 2004, our gross profit decreased by $1.1 million or 12.5% in the third quarter as compared to the second quarter of 2004 and decreased $1.4 million or 18% in the fourth quarter as compared to the third quarter of 2004. These reductions in gross margin were due primarily to lower sales and manufacturing volumes. Through cost reduction actions, including reducing our workforce by 7% and a portion of our workforce taking mandatory time off, our gross margin of 16.4% for the third quarter of

2004 was equal to the gross margin for the second quarter of 2004 and our gross margin in the fourth quarter of 2004 declined only moderately from the third quarter of 2004 to 15.5%.
      Notwithstanding the volatility in sales during 2004, we remained profitable in each of the four quarterly periods. Net profit after tax as a percentage of revenue was 3.5%, 5.7%, 4.0% and 5.2% during the four quarterly periods of 2004, respectively.
      Our sales sharply increased during the fourth quarter of 2003, as compared to each of the first three quarters of 2003, as a result of significant growth in the semiconductor industry. In order to support this increased demand, we added a significant number of manufacturing personnel and additional test equipment in the fourth quarter of 2003.
Liquidity and Capital Resources
      Historically, we have required capital principally to fund our working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of December 31, 2004, we had cash of $11.4 million as compared to $6.0 million as of December 31, 2003.
      For the year ended December 31, 2004, we generated cash from operating activities of $4.0 million, primarily attributable to generating net income before depreciation and amortization of $10.9 million. This increase was partially offset by funding increases in accounts receivable, inventory and prepaid expenses and other. We increased inventories to support our increased sales activities in 2004, which also resulted in increased payables. For the year ended December 31, 2003, we generated cash from operating activities of $0.1 million, primarily attributable to net income from operations and carrying a higher level of payables compared with the year ended December 31, 2002. These increases were offset by funding increases in accounts receivable and inventories.
      For the year ended December 31, 2004, net cash used in investing activities was $3.3 million, primarily for the purchase of equipment, leasehold improvements and computers, of which, investment in our clean room and other facilities at our Shanghai, China facility accounted for $1.9 million. For the year ended December 31, 2003, net cash used in investing activities was $0.2 million and consisted, primarily, of the purchase of computer hardware and an engineering software application.
      For the year ended December 31, 2004 we generated cash from financing activities of $4.7 million. Net cash proceeds from our March 24, 2004 initial public offering were $35.4 million after deducting the underwriting discount and offering expenses, including a $2.0 million advisory fee paid to Francisco Partners. We used the net proceeds from the offering to redeem $29.3 million of our Series A Senior Notes held by FP-Ultra Clean, LLC and $1.3 million held by some of our key employees, plus accrued interest. As of December 31, 2004, all of our Series A Senior Notes had been redeemed. For the year ended December 31, 2003, we used cash in financing activities of $0.1 million for principal payments on our capital lease obligations.
      We anticipate that our operating cash flow, together with available borrowings under our revolving credit facility, will be sufficient to meet our working capital requirements, capital lease obligations, expansion plans and technology development projects for at least the next twelve months. The adequacy of these resources to meet our liquidity needs beyond that period will depend on our growth, the cyclical expansion or contraction of the semiconductor capital equipment industry and capital expenditures required to meet possible increased demand for our products.

Revolving Credit Facility
      Ultra Clean Technology Systems and Service, Inc., our wholly owned subsidiary, entered into a revolving credit facility with Union Bank of California in July 2003 providing for borrowings of up to $10.0 million based upon a defined borrowing base. We never utilized the revolving credit facility in 2004 or 2003. On September 15, 2004 this credit facility expired.

      On November 4, 2004, we entered into a new revolving loan and security agreement providing for loans of up to $20.0 million (with a $5.0 million sub-limit for letters of credit) with the Union Bank of California. The loans bear interest, at our option, at a rate equal to 1.5% per annum plus LIBOR or the reference rate established from time to time by Union Bank. Interest on the loans is payable monthly, and the revolving facility matures on June 30, 2005. At any time prior to the revolving maturity date, we may elect to convert up to $10.0 million of outstanding revolving borrowings into a three year term loan with quarterly payments of principal and interest. The term loan will bear interest, at our option, at a rate equal to 1.75% per annum plus LIBOR or 0.25% plus the reference rate. Obligations under the agreement are secured by a lien on substantially all of our assets and are guaranteed by our domestic subsidiaries and substantially all of their assets.
      There were no amounts outstanding under this line of credit at December 31, 2004. In February 2005 we utilized $3.0 million of the $5.0 million sub-limits for letters of credit in our credit facility with Union Bank to guarantee a working capital loan with a local Chinese bank for our Shanghai subsidiary.
Capital Expenditures
      We spent $3.4 million on capital expenditures for the year ended December 31, 2004, $0.5 million for the year ended December 31, 2003 and $1.8 million for the year ended December 31, 2002. We anticipate that our requirements for additional capital expenditures in 2005 will be approximately $3.4 million but our requirements are subject to change depending upon industry conditions.
Contractual Obligations
      The following table summarizes our contractual payment obligations and commitments as of December 31, 2004, in thousands:

	For the Year Ended December 31,

	2005	2006	2007	2008	2009	Total

Purchase obligations	$11,565	$—	$—	$—	$—	$11,565
Capital lease obligations	116	79	55	24	4	$278
Operating lease obligations*	1,201	751	388	144	72	$2,556

Total	$12,882	$830	$443	$168	$76	$14,399

*	Operating lease expense reflects the fact that (1) the lease for our headquarters facility in Menlo Park, California expires on July 31, 2005 with a minimum nine-month month-to-month option at expiration (see “Properties” above) and (2) the lease for our manufacturing facilities in Austin, Texas expire on August 1, 2005 and September 30, 2005. We expect to renew our Menlo Park lease prior to expiration or lease other facilities. We have an option to renew one of the leases on our Austin facility for an additional five years, which we expect to exercise. Operating lease expense set forth above will increase upon renewal of these leases.
Recently Issued Accounting Standards
      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. The provisions of SFAS No. 146 are applicable for restructuring activities initiated after December 28, 2002. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of the commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of SFAS No. 146 on January 1, 2003 did not have a material effect on our consolidated financial statements.

      In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation specifies the disclosures to be made by a guarantor in its interim and annual financial statements concerning its obligations under certain guarantees that it has issued. FIN No. 45 also requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are effective for interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The adoption of these provisions did not have a material effect on our consolidated financial statements.
      In December 2002, the EITF reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. This Issue addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on our consolidated financial statements.
      In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, and a revised interpretation of FIN 46 (FIN 46R) in December 2003 (collectively FIN 46). These address consolidation of variable interest entities. FIN 46 provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure that functions to support the activities of the primary beneficiary. The provisions of FIN 46 were effective immediately for all variable interest entities created after January 31, 2003. The adoption of FIN 46 did not have a material effect on our consolidated financial statements
      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our consolidated financial statements.
      In December 2003 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104, Revenue Recognition. SAB 104 updates portions of existing interpretative guidance in order to make this guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on our consolidated financial statements.
      In November 2004 the FASB issued SFAS No. 151, Inventory Costs — and amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that these costs be recognized as current-period charges and requires that production overhead be based on the normal capacity of the production facilities. We do not expect the adoption of SFAS No. 151 in 2006 to have a material effect on our consolidated financial statements.
      In December 2004 the FASB issued SFAS No. 123, Share-Based Payment (Revised 2004) (“SFAS 123R”). SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We grant stock options to employees and disclose the pro forma effect of compensation expense for these stock options. Under SFAS 123R, we will be required to record this compensation expense in our results of operations. SFAS 123R is effective for the beginning of the first fiscal reporting period that begins after June 15, 2005. Management expects that the adoption of SFAS 123R will have a material effect on our financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates or equity prices. We have no amounts drawn under our existing lines of credit and in April 2004 we used the majority of the net proceeds from our initial public offering to redeem our outstanding Series A Senior Notes. As a result, we have no indebtedness for borrowed money. Therefore, our exposure to market risk related to interest rates is limited. If and when we enter into future borrowing arrangements or borrow under our existing revolving credit facility, we may seek to manage exposure to interest rate changes by using a mix of debt maturities and variable- and fixed-rate debt, together with interest rate swaps where appropriate, to fix or lower our borrowing costs. We do not make material sales outside the United States or have material purchase obligations outside of the United States with the exception of China. Furthermore, the Chinese currency fluctuates in direct proportion to the United States dollar. Therefore, we do not generally have exposure to foreign currency exchange risks.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders of Ultra Clean Holdings, Inc.:
      We have audited the accompanying consolidated balance sheets of Ultra Clean Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004, and the period from November 16, 2002 (date of acquisition) through December 31, 2002. We have also audited the accompanying statements of operations, stockholders’ equity and cash flows of Ultra Clean Technology Systems and Service, Inc. (“Predecessor”) for the period from January 1, 2002 through November 15, 2002 (date of disposition). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ultra Clean Holdings, Inc. and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 and the period from November 16, 2002 (date of acquisition) through December 31, 2002, and the results of operations and cash flows of Predecessor for the period from January 1, 2002 through November 15, 2002, in conformity with accounting principles generally accepted in the United States of America.
DELOITTE & TOUCHE LLP
San Jose, California
March 28, 2005

Ultra Clean Holdings, Inc.
Consolidated Balance Sheets

	December 31,

	2004	2003

	(Dollars in
	thousands — except
	par value)
ASSETS
Current assets:
Cash	$11,440	$6,035
Accounts receivable	13,785	11,724
Inventory	15,133	9,123
Deferred income taxes	2,340	1,802
Prepaid expenses and other	1,960	210

Total current assets	44,658	28,894

Equipment and leasehold improvements:
Computer equipment and software	1,648	954
Furniture and fixtures	294	165
Machinery and equipment	3,101	1,514
Leasehold improvements	3,613	2,599

	8,656	5,232
Accumulated depreciation and amortization	(3,264)	(1,659)

Equipment and leasehold improvements, net	5,392	3,573
Long-term assets:
Goodwill	6,617	6,617
Tradename	8,987	8,987
Deferred income taxes	1,768	1,731
Other non-current assets	276	353

Total assets	$67,698	$50,155

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,302	$9,805
Accrued compensation and related benefits	1,546	847
Other accrued expenses and liabilities	847	612
Capital lease obligations, current portion	102	111

Total current liabilities	14,797	11,375

Capital lease obligations and other liabilities	426	447
Series A Senior Notes to related parties, net of deferred compensation of $580 in 2003	—	30,013

Total liabilities	15,223	41,835

Commitments and contingencies (see Note 6)
Stockholders’ Equity:
Common stock — $0.001 par value, 90,000,000 authorized; 16,366,466 and 10,245,395 shares issued and outstanding, in 2004 and 2003, respectively	46,237	10,377
Deferred stock-based compensation	(571)	(316)
Retained earnings (accumulated deficit)	6,809	(1,741)

Total stockholders’ equity	52,475	8,320

Total liabilities and stockholders’ equity	$67,698	$50,155

Ultra Clean Holdings, Inc.
Consolidated Statements of Operations

				Predecessor

	Year Ended		November 16,	January 1,
	December 31,		through	through
			December 31,	November 15,
	2004	2003	2002	2002

	(Dollars in thousands)
Sales	$184,204	$77,520	$7,916	$76,338
Cost of goods sold	154,995	67,313	7,972	66,986

Gross profit (loss)	29,209	10,207	(56)	9,352

Operating expenses:
Research and development	2,413	1,155	99	634
Sales and marketing	3,569	2,276	332	1,586
General and administrative	9,019	4,701	928	6,626
Stock and other deferred compensation	760	277	34	—
In-process research and development	—	—	889	—

Total operating expenses	15,761	8,409	2,282	8,846

Income (loss) from operations	13,448	1,798	(2,338)	506

Other income (expense):
Interest expense, net	(387)	(1,458)	(182)	(170)
Other income (expense), net	—	—	4	(6)

Total other expense	(387)	(1,458)	(178)	(176)

Income (loss) before income taxes	13,061	340	(2,516)	330
Income tax provision (benefit)	4,511	232	(667)	642

Net income (loss)	$8,550	$108	$(1,849)	$(312)

Net income (loss) per share:
Basic	$0.59	$0.01	$(0.21)	$(0.08)
Diluted	$0.55	$0.01	$(0.21)	$(0.08)
Shares used in computing net income (loss) per share:
Basic	14,605	9,976	8,668	3,680
Diluted	15,542	10,711	8,668	3,680

Ultra Clean Holdings, Inc.
Consolidated Statements of Stockholders’ Equity

				Retained
	Common Stock		Deferred	Earnings	Total
			Stock-Based	(Accumulated	Stockholders’
	Shares	Amount	Compensation	Deficit)	Equity

	(Dollars in thousands)
Balance, January 1, 2002	3,680,000	$6,440		$2,230	8,670
Capital contribution		1,330		—	1,330
Net loss				(312)	(312)

Predecessor ending balance November 15, 2002	3,680,000	$7,770	$—	$1,918	$9,688

Beginning balance, November 16, 2002	—	$—	$—	$—	$—
Issuance of common stock at par value for formation of Ultra Clean Holdings	250				—
Issuance of common stock	9,928,975	9,930	—	—	9,930
Issuance of restricted common stock to employees	268,525	268	(268)	—	—
Amortization of deferred stock-based compensation	—	—	8	—	8
Net loss	—	—	—	(1,849)	(1,849)

Balance, December 31, 2002	10,197,750	10,198	(260)	(1,849)	8,089
Issuance of common stock	47,645	47			47
Deferred stock-based compensation related to stock options granted to					—
employees	—	132	(132)	—	—
Amortization of deferred stock-based					—
compensation	—	—	76		76
Net income	—	—	—	108	108

Balance, December 31, 2003	10,245,395	10,377	(316)	(1,741)	8,320
Sale of common stock	6,000,000	35,162	—	—	35,162
Issuance of restricted common stock to employees	62,500	438	(438)	—	—
Net issuance under employee stock plans, including tax benefits of $30	58,571	260			260
Amortization of deferred compensation			183		183
Net income				8,550	8,550

Balance, December 31, 2004	16,366,466	$46,237	$(571)	$6,809	$52,475

Ultra Clean Holdings, Inc.
Consolidated Statements of Cash Flows

				Predecessor

	Year Ended		November 16,	January 1,
	December 31,		through	through
			December 31,	November 15,
	2004	2003	2002	2002

	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$8,550	$108	$(1,849)	$(312)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,605	1,429	231	1,477
Loss on equipment sale	—	105	—	—
Deferred income tax	(575)	213	(103)	(543)
Amortization of deferred compensation	760	277	34	—
Write-off of in-process research and development	—	—	889	—
Executive option cancellation	—	—	—	1,330
Changes in assets and liabilities:
Accounts receivable	(2,061)	(3,362)	(2,380)	(1,612)
Inventory	(6,010)	(894)	152	(1,665)
Prepaid expenses and other	(1,750)	(9)	134	767
Other assets	77	67	6	78
Accounts payable	2,497	2,692	2,502	2,789
Income taxes payable (receivable)	(46)	1,403	(565)	(793)
Accrued compensation and related benefits	699	(524)	373	310
Other accrued expenses and liabilities	276	(1,391)	(953)	2,442

Net cash (used in) provided by operating activities	4,022	114	(1,529)	4,268

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(3,323)	(182)	(71)	(1,700)
Acquisition of business, net of cash acquired	—	—	(26,285)	—
Purchase of certificate of deposit	—	—	—	(250)

Net cash used in investing activities	(3,323)	(182)	(26,356)	(1,950)

Cash flows from financing activities:
Principal payments on capital lease obligations	(124)	(134)	(24)	(248)
Borrowings (repayments) on notes to related parties, net	(30,593)	—	—	600
Proceeds from issuance of common stock	35,423	—	9,930	—
Principal payments of borrowings	—	—	(9,000)	—
Proceeds from issuance of long-term debt to related parties	—	—	29,786	—

Net cash (used in) provided by financing activities	4,706	(134)	30,692	352

Net (decrease) increase in cash	5,405	(202)	2,807	2,670
Cash at beginning of period	6,035	6,237	3,430	760

Cash at end of period	$11,440	$6,035	$6,237	$3,430

Supplemental cash flow information:
Income taxes paid	$6,724	$15	$—	$2,030

Interest paid	$508	$2,092	$—	$194

Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$99	$246	$143	$19

Common stock issued to employees	$438	$47	$268	$—

Accretion of Series A notes issued to employees	$580	$201	$25	$—

ULTRA CLEAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies
      Organization — Ultra Clean Technology Systems and Service, Inc. (the “Predecessor”) was incorporated in 1991 in California. The Predecessor was formed to manufacture and sell gas delivery systems to the U.S. semiconductor capital equipment industry. The Predecessor was acquired on November 15, 2002 in a transaction accounted for under the purchase method of accounting (see Note 2) by Ultra Clean Holdings, Inc. (“Ultra Clean”) (together with Predecessor, the “Company”). Ultra Clean was incorporated in 2002 in Delaware and is headquartered in Menlo Park, California with additional manufacturing facilities in Austin, Texas, Tualatin, Oregon and Shanghai, China. Ultra Clean had no significant operations prior to the purchase of Predecessor.
      Principles of Consolidation — The accompanying financial statements include the accounts of the predecessor company, Ultra Clean Technology Service and Systems, Inc. for the period from January 1, 2002 through November 15, 2002 and the accounts of the successor company, Ultra Clean Holdings, Inc. and its subsidiaries, since inception. All intercompany accounts and transactions are eliminated in consolidation.
      Certain Significant Risks and Uncertainties — The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, any of the following areas could have a negative effect on the Company in terms of its future financial position, results of operations or cash flows: the highly cyclical nature of the semiconductor industry; reliance on a small number of customers; ability to obtain additional financing; regulatory changes; fundamental changes in the technology underlying semiconductor manufacturing processes or semiconductor manufacturing equipment; the hiring, training and retention of key employees; successful and timely completion of product design efforts; and new product design introductions by competitors.
      Concentration of Credit Risk — Financial instruments which subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company sells its products to semiconductor capital equipment manufacturers in the United States. The Company performs credit evaluations of its customers’ financial condition and generally requires no collateral.
      The Company had significant sales to three customers, each accounting for 10% or more of sales: Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. Sales to each of these customers as a percentage of total sales are as follows:

				Predecessor
	Year Ended		November 16,	January 1,
	December 31,		through	through
			December 31,	November 15,
	2004	2003	2002	2002

Customer A	49%	47%	50%	46%
Customer B	28%	21%	22%	27%
Customer C	16%	24%	27%	26%
      When combined, these same significant customers represented 92% and 89% of trade accounts receivable at December 31, 2004 and 2003.
      Use of Accounting Estimates — The presentation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. Actual amounts may differ from those estimates.

ULTRA CLEAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Fiscal Year — Effective January 1, 2003, Ultra Clean adopted a 52-53 week fiscal year ending on the Friday nearest to December 31. This change did not have a significant effect on the Company’s consolidated financial statements. For presentation purposes, the Company presents each fiscal year as if it ended on December 31. Using the 52-53 year end, fiscal year 2004 ended on December 31, 2004 representing 53 weeks. Fiscal year 2003 ended on December 26, 2003. All references to years refer to fiscal years.
      Inventories — Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. The Company evaluates the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts on a periodic basis. Obsolete inventory or inventory in excess of management’s estimated usage is written-down to its estimated market value less costs to sell, if less than its cost. Inherent in the estimates of market value are management’s estimates related to economic trends, future demand for products, and technological obsolescence of the Company’s products.
      At December 31, 2004 and 2003, inventory balances of $15,133,000 and $9,123,000, respectively, were net of write-downs of $1,504,000 and $1,601,000, respectively. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specific identified inventory in excess of estimated usage.
      Equipment and Leasehold Improvements — Equipment and leasehold improvements are stated at cost, or, in the case of equipment under capital leases, the present value of future minimum lease payments at inception of the related lease. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives of the assets or the terms of the leases. Useful lives range from three to seven years.
      Product Warranty — The Company provides a warranty on its products for a period of up to two years, and provides for warranty costs at the time of sale based on historical activity. The determination of such provisions requires the Company to make estimates of product return rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of sales may be required in future periods. Components of the reserve for warranty costs consisted of the following (in thousands):

	Year Ended
	December 31,

	2004	2003

Beginning balance	$88	$89
Additions related to sales	122	74
Warranty costs incurred	(83)	(75)

Ending Balance	$127	$88

      Income Taxes — Income taxes are reported under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”) and, accordingly, deferred taxes are recognized using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base, and operating loss and tax credit carry-forwards. Valuation allowances are provided if it is more likely than not that some or all of the deferred tax assets will not be recognized.
      Stock-Based Compensation — The Company accounts for its employee stock purchase plan and employee stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation. Accordingly, no compensation is recognized for purchase rights issued through the employee stock

ULTRA CLEAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
purchase plan or employee stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the date of grant. The Company complies with the disclosure provisions of FASB Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.
      SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income as though the Company had adopted the fair value method since the inception of the Company. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock option awards. These models also require the use of subjective assumptions, including expected time to exercise, which greatly affect the calculated values.
      The Company amortizes deferred stock-based compensation on the straight-line method over the vesting periods of the stock options, generally four years. Had compensation expense been determined based on the fair value at the grant date for all employee awards, consistent with the provisions of SFAS No. 123, the Company’s pro forma net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share data):

				Predecessor

	Year Ended		November 16,	January 1,
	December 31,		through	through
			December 31,	November 15,
	2004	2003	2002	2002

Net income (loss) as reported	$8,550	$108	$(1,849)	$(312)
Add: stock-based employee compensation included in reported net income (loss), net of tax	119	24	6	—
Less: total stock-based compensation determined under the fair value based method for all awards, net of tax	(423)	(36)	(24)	(92)

Pro forma net income (loss)	$8,246	$96	$(1,867)	$(404)

Basic net income (loss) per share
As reported	$0.59	$0.01	$(0.21)	$(0.08)
Pro forma	$0.56	$0.01	$(0.22)	$(0.11)
Diluted net income (loss) per share
As reported	$0.55	$0.01	$(0.21)	$(0.08)
Pro forma	$0.53	$0.01	$(0.22)	$(0.11)
      Based on the Black-Scholes option pricing model, the weighted average estimated fair value per share of employee stock option grants was $3.98 for fiscal 2004, $0.25 for fiscal 2003, $2.35 for 2002. The weighted average estimated fair value of purchase rights granted under the Employee Stock Purchase Plan (ESPP) was $1.62 for fiscal 2004.

ULTRA CLEAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s calculations in accordance with SFAS 123 were made using the Black-Scholes option pricing model with the following weighted average assumptions for options granted:

				Predecessor

	Year Ended		November 16,	January 1,
	December 31,		through	through
			December 31,	November 15,
	2004	2003	2002	2002

Dividend yield	0%	0%	0%	0%
Expected volatility	66%	0%	0%	0%
Risk-free interest rate	3.27%	2.75%	3.90%	3.90%
Expected life (in years)	5	5	5	5
      Under SFAS 123, pro forma compensation cost is calculated for the fair market value of the stock purchase rights granted under the ESPP. The fair value of each stock purchase right granted under the ESPP is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Year Ended
December 31,
2004

Dividend yield	0%
Expected volatility	48%
Risk-free interest rate	2.09%
Expected life (in years)	0.5
      The Company’s calculations are based on a single option valuation approach, and forfeitures are recognized as they occur.
      Goodwill and Tradename — As part of the Ultra Clean acquisition in November 2002, the Company allocated the purchase price to the tangible and intangible assets acquired, liabilities assumed, and in-process research and development based on their estimated fair values (see Note 2). A third-party appraisal firm assisted management in determining the fair values of the assets acquired and the liabilities assumed. Such valuations required management to make significant estimates and assumptions, especially with respect to intangible assets.
      Critical estimates in valuing certain intangible assets include, but are not limited to: future expected cash flows from customer contracts; acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed; the market position of the acquired products; and assumptions about the period of time the trade name will continue to be used in Ultra Clean’s product portfolio. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain.
      SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets requires that all business combinations be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The provisions of SFAS No. 142 also require an annual goodwill impairment test or more frequently if impairment indicators arise. In testing for a potential impairment of goodwill, the provisions of SFAS 142 require the application of a fair value based test at the reporting unit level. The Company operates in one reporting segment which has one reporting unit. Therefore, all goodwill is considered enterprise goodwill and the first step of the impairment test prescribed by SFAS 142 requires a comparison of fair value to book value of the Company. If the estimated fair value of the Company is less than the book value, SFAS 142 requires an estimate of the fair value of all identifiable assets and liabilities of the business, in a manner similar to a

ULTRA CLEAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
purchase price allocation for an acquired business. This estimate requires valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Potential goodwill impairment is measured based upon this two-step process. Management performed the annual goodwill impairment test as of December 31, 2004 and 2003 and determined that goodwill was not impaired.
      Long-Lived Assets — In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the impairment of long-lived assets, based on the projection of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values
      Revenue Recognition — Revenue from the sale of gas delivery systems is generally recorded upon shipment. In arrangements which specify title transfer upon delivery, revenue is not recognized until the product is delivered. The Company recognizes revenue when persuasive evidence of an arrangement exists, shipment has occurred, price is fixed or determinable and collectability is reasonably assured. If the Company has not substantially completed a product or fulfilled the terms of a sales agreement at the time of shipment, revenue recognition is deferred until completion. Our standard arrangement for our customers includes a signed purchase order or contract, no right of return of delivered products and no customer acceptance provisions.
      The Company assesses collectability based on the credit worthiness of the customer and past transaction history. The Company performs on-going credit evaluations of customers and does not require collateral from customers.
      Research and development expenses are charged to operations as incurred.
      Reclassifications — Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2004 presentation. Such reclassifications had no effect on previously reported results of operations or retained earnings.
      Net Income (Loss) per Share — Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted net income (loss) per share earnings is calculated by dividing net income (loss) by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options and restricted stock using the treasury stock method, except when antidilutive (see Note 8).
      Comprehensive Income — In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company reports by major components and as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income for all periods presented was the same as net income.
      Recently Issued Accounting Standards — In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. The provisions of SFAS No. 146 are applicable for restructuring activities initiated after December 28, 2002. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of the commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of SFAS No. 146 on January 1, 2003 did not have a material effect on the Company’s consolidated financial statements.
      In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation specifies the disclosures to be made by a guarantor in its interim and annual financial statements concerning its obligations

ULTRA CLEAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
under certain guarantees that it has issued. FIN No. 45 also requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are effective for interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements.
      In December 2002, the EITF reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. This Issue addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on the Company’s consolidated financial statements.
      In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, and a revised interpretation of FIN 46 (FIN 46R) in December 2003 (collectively FIN 46). These address consolidation of variable interest entities. FIN 46 provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure that functions to support the activities of the primary beneficiary. The provisions of FIN 46 were effective immediately for all variable interest entities created after January 31, 2003. The adoption of FIN 46 did not have a material effect on the Company’s consolidated financial statements
      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s consolidated financial statements.
      In December 2003, the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition. SAB 104 updates portions of existing interpretative guidance in order to make this guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company’s consolidated financial statements.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs — and amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that these costs be recognized as current-period charges and requires that production overhead be based on the normal capacity of the production facilities. The Company does not expect the adoption of SFAS No. 151 in 2006 to have a material effect on the Company’s consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 123, Share-Based Payment(Revised 2004) (“SFAS 123R”). SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company grants stock options to their employees and discloses the pro forma effect of compensation expense for these stock options. Under SFAS 123R, the Company will be required to record this compensation expense in the Company’s results of operations. SFAS 123R is effective for the beginning of the first fiscal reporting period that begins

ULTRA CLEAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
after June 15, 2005. The Company expects that the adoption of SFAS 123R will have a material effect on the Company’s financial position and results of operations.

2.	Acquisition
      At the close of business on November 15, 2002, the Company acquired all of the outstanding shares of Predecessor, Ultra Clean Technology Systems and Service, Inc., in a transaction accounted for using the purchase method of accounting. Ultra Clean incurred approximately $3,121,000 in acquisition expenses, including financial advisory and legal fees and other direct transaction costs, which were included as a component of the purchase price. Approximately $2,000,000 of such acquisition costs were paid to Francisco Partners Management, LLC, an affiliate of FP-Ultra Clean, LLC, the Company’s majority shareholder.
      The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows (in thousands):

Cash consideration	$23,164
Buyout of stock options	2,547
Estimated transaction costs	3,121

Total purchase price	$28,832

Tangible assets acquired	$27,694
Intangible assets acquired:
Tradename	8,987
In-process research and development	889
Assumed liabilities	(15,346)

Excess of cost over fair value (goodwill)	$6,608

      Accounting principles generally accepted in the United States of America require purchased in-process research and development with no alternative future use to be recorded and charged to expense in the period acquired. Accordingly, the results of operations for the period from November 16, 2002 through December 31, 2002, include the write-off of $889,000 of purchased in-process research and development that had not yet reached technological feasibility and had no alternative future use. The $889,000 of purchased in-process research and development resulted from one project for the development of a catalytic steam generator. This project related to the development of technology and a related product that simplified the generation of steam for use in the semiconductor manufacturing process. The development effort was completed in December 2003. Actual costs incurred to complete this project were not significantly different from the initial estimate. Value ascribed to the project was based on the cost method and represented the cost of personnel, material, equipment and finance charges that would have been incurred to replicate the project to its development stage at the date of acquisition.
      In accordance with EITF Issue No. 85-45, Business Combinations: Settlement of Stock Options and Awards, the buyout of $2,547,000 of stock options prior to the effective date of the acquisition was recorded by Predecessor as an expense in the period from January 1, 2002 through November 15, 2002. The buyout is included within general and administrative expenses in that period. In addition, an officer of Predecessor did not exercise options with a value of $1,330,000. Accordingly, the $1,330,000 was recorded as an expense in the period from January 1, 2002 through November 15, 2002 within general and administrative expenses with a corresponding credit to contributed capital.
      Certain executives of the Predecessor signed employment agreements with Ultra Clean. Under the terms of these arrangements, Ultra Clean recorded $741,000 for executive bonuses within general and administrative

ULTRA CLEAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expenses for the period from November 16, 2002 through December 31, 2002. Certain payments under these arrangements were deferred (see Note 10).
      In connection with the purchase accounting transaction, the Company recorded a step-up in the inventory value of $113,000.
      The operating results of the Company have been included in the statements of operations from the date of acquisition.

3.	Inventories
      Inventories consisted of the following (in thousands):

	Year Ended
	December 31,

	2004	2003

Raw materials	$9,659	$5,746
Work in process	4,830	3,282
Finished goods	644	95

Total	$15,133	$9,123

4.	Notes Payable and Borrowing Arrangements
      Series A Senior Notes — The Company issued Series A Senior Notes in aggregate principal amounts of $24,130,000, $2,730,000 and $3,733,000 on November 15, 2002, November 26, 2002 and December 2, 2002, respectively. These notes accrued interest at a rate of 5% per annum, were not redeemable by the holder and could be repaid, in whole or in part, with outstanding accrued interest at any time without penalty. All Series A Senior Notes were held by FP-Ultra Clean, LLC and employees of the Company.
      Of the Series A Senior Notes issued on November 26, 2002, $1,342,000 was issued to employees of the Company for $536,000 in cash and $806,000 in deferred compensation. The deferred compensation amount vested, in equal annual installments, over four years from the grant date. Compensation expense was recognized and the corresponding debt amounts were accreted on a straight line basis over four years from the grant date. In connection with the IPO, the balance of $580,000 in deferred compensation vested on March 24, 2004 and was recognized as of that date.
      During the years ended December 31, 2004 and 2003, approximately $580,000 and $201,000, respectively, was charged to compensation expense related to the accretion of such debt amounts. At December 31, 2003, approximately $580,000 of deferred compensation was recorded, thereby reducing the principal amount of debt outstanding to $30,013,000.
      As of April 2, 2004, the Company had redeemed all of the outstanding Series A Senior Notes plus accrued interest.
      Bank Line of Credit — The Company’s secured line of credit arrangement, which permitted borrowing of up to $10,000,000 based upon a defined borrowing base and bearing interest, at its option, at a rate equal to 2% per annum plus LIBOR or 0.25% per annum plus the reference rate established from time to time by the lender, expired on September 15, 2004.
      On November 4, 2004, the Company entered into a loan and security agreement providing for revolver loans of up to $20,000,000 (with a $5,000,000 sublimit for letters of credit). The revolver loans bear interest, at the Company’s option, at a rate equal to 1.5% per annum plus LIBOR or the reference rate established from time to time by the lender. Interest on the revolving loans is payable monthly, and the revolving facility

ULTRA CLEAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
matures on June 30, 2005. At any time prior to the revolving maturity date, the Company may elect to convert up to $10,000,000 of outstanding revolving borrowings into a three year term loan with quarterly payments of principal and interest. The term loan will bear interest, at the Company’s option, at a rate equal to 1.75% per annum plus LIBOR or 0.25% plus the reference rate. Obligations under the agreement are secured by a lien on substantially all of the Company’s assets. The obligations will be guaranteed by the Company’s domestic subsidiaries, and such guarantees will be secured by a lien on substantially all of their assets.
      There were no amounts outstanding under any line of credit at December 31, 2004.

5.	Income Taxes
      The provision (benefit) for taxes on income consisted of the following (in thousands):

				Predecessor

			November 16,	January 1,
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	November 15,
	2004	2003	2002	2002

Current:
Federal	$4,099	$(58)	$(479)	$928
State	987	77	(85)	257

Total current	5,086	19	(564)	1,185

Deferred:
Federal	(579)	152	(32)	(471)
State	4	61	(71)	(72)

Total deferred	(575)	213	(103)	(543)

Total provision (benefit)	$4,511	$232	$(667)	$642

      Significant components of net deferred tax assets for federal and state income taxes were as follows (in thousands):

	December 31,

	2004	2003

Net deferred tax asset:
Current:
Inventory valuation and basis difference	$1,756	$1,512
Other accrued expenses	238	250
State taxes	346	40

	2,340	1,802
Non-current:
Deferred rent	6	7
Other accrued expenses	108	130
Depreciation	1,922	1,897
Other	—	(33)
State taxes	(268)	(270)

	1,768	1,731
Net deferred tax assets	$4,108	$3,533

ULTRA CLEAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The effective tax rate differs from the federal statutory tax rate as follows:

				Predecessor

			November 16,	January 1,
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	November 15,
	2004	2003	2002	2002

Federal income tax provision (benefit) at statutory rate	35.0%	35.0%	(35.0)%	35.0%
State income taxes, net of federal benefit	5.0%	23.7%	(4.2)%	7.7%
Effect of foreign operations	1.2%	—	—	—
Exempt income	(5.9)%
Goodwill	—	5.9%	12.8%	—
Other	(0.8)%	3.6%	—	—

Effective income tax rate	34.5%	68.2%	(26.4)%	42.7%

6.	Commitments
      The Company leases certain equipment under capital lease arrangements. In addition, the Company leases its corporate and regional offices as well as some of its office equipment under noncancelable operating leases. The Company has a renewal option for its leased facilities in Austin, Texas, Tualatin, Oregon and Shanghai, China. Future minimum lease payments under these leases are as follows (in thousands):

	Capital	Operating
Year Ending December 31,	Leases	Leases

2005	$116	$1,201
2006	79	751
2007	55	388
2008	24	144
2009	4	72

Total	278	$2,556

Less interest	28

Present value of net minimum lease payments	250
Less current portion	102

Long-term portion	$148

      The cost of equipment under the capital leases included in property and equipment at December 31, 2004 and 2003 was approximately $487,000 and $757,000, respectively. Net book value of leased equipment at December 31, 2004 and 2003 was approximately $273,000 and $383,000, respectively.
      Rental expense for the year ended December 31, 2004, the year ended December 31, 2003, the period from November 16, 2002 through December 31, 2002 and the period from January 1, 2002 through November 15, 2002 was $1,061,000, $1,113,000, $137,000 and $840,000, respectively. Included within capital lease obligations and other liabilities in 2004 and 2003 was $14,000 and $17,000 of deferred rent, respectively.
      In connection with letters of credit required for the leases of certain facilities, the Company held $280,000 and $310,000 on deposit in restricted cash accounts as of December 31, 2004 and 2003, respectively.

ULTRA CLEAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The restricted cash balance is included within prepaid expenses and other and other non-current assets in the amounts of $130,000 and $150,000, respectively.
      The Company had commitments to purchase inventory totaling approximately $11,565,000 at December 31, 2004.

7.	Stockholders’ Equity
      Employee Stock Purchase Plan — In 2004 the Company adopted an Employee Stock Purchase Plan (“ESPP”) and is authorized to issue 555,343 shares of common stock under the ESPP. The ESPP permits employees to purchase common stock at a discount through payroll withholdings at certain specified dates (purchase period) within a defined offering period. The purchase price is the lower of 85% of the fair market value of the common stock at the beginning of the offering period or the end of the purchase period and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. There were 44,551 shares issued under the ESPP during the one full offering period in the year ended December 31, 2004.
      Stock Options — Under the 1999 Stock Option Plan (the “1999 Option Plan”), the Predecessor had reserved 425,000 common shares for issuance under options granted to employees. Options were generally granted at fair value at the date of grant as determined by the Board of Directors, had terms up to ten years and generally vested over four years. At November 15, 2002, prior to the sale of Predecessor, Predecessor had 148,625 shares available for future grants under the 1999 Option Plan and options exercisable for 194,406 shares were vested at a weighted average exercise price of $9.76. Outstanding options were settled in connection with the sale of Predecessor and the 1999 Option Plan was terminated.
      On February 20, 2003, Ultra Clean adopted the 2003 Stock Incentive Plan (the “2003 Incentive Plan”) which was subsequently amended and restated. The Company has reserved 3,117,427 shares of its common stock for issuance under the 2003 Incentive Plan, as amended and restated. The 2003 Incentive Plan provides for the issuance of options and other stock-based awards. Options are generally granted at fair value at the date of grant as determined by the Board of Directors, have terms up to ten years and generally vest over four years. At December 31, 2004, 1,468,493 shares were available for future grants under the 2003 Incentive Plan.
      Option activity under the 1999 Option Plan and the 2003 Incentive Plan is as follows:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding, December 31, 2001	1,105,500	$2.75
Granted	21,500	$13.40
Cancelled	(21,500)	$3.03
Plan cancellation	(1,105,500)	$2.98

Outstanding, December 31, 2002	—	$—

Granted	1,067,000	$1.00
Cancelled	(11,750)	$1.00

Outstanding, December 31, 2003	1,055,250	$1.00
Granted	569,000	$6.64
Exercised	(14,020)	$1.00
Cancelled	(37,816)	$2.15

Outstanding, December 31, 2004	1,572,414	$3.01

ULTRA CLEAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information with respect to options outstanding and exercisable at December 31, 2004:

		Weighted
		Average
		Remaining	Weighted		Weighted
		Average	Average		Average
	Number	Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price

$0.01 - $1.00	1,010,514	8.16	$1.00	456,594	$1.00
$1.01 - $5.00	34,000	9.81	$4.36	—	—
$5.01 - $6.00	60,000	9.86	$6.69	—	—
$6.01 - $6.99	206,000	10.67	$6.69	—	—
$7.00 - $8.99	261,900	9.23	$7.18	—	—

$0.01 - $8.99	1,572,414	8.63	$3.01	456,594	$1.00

      Common Stock — On November 15, 2002, all outstanding shares of Predecessor were purchased by Ultra Clean.
      In February 2003, the Company issued 47,645 shares of common stock to an employee. In connection with this grant, approximately $47,000 was recognized as compensation charge in general and administrative expenses.
      On March 24, 2004, the Company sold 6,000,000 shares of its common stock at a price to the public of $7.00 per share in an initial public offering (“IPO”). After deducting the underwriting discount of $0.49 per share, the net proceeds to the Company were approximately $39.1 million. Of the net proceeds, approximately $31.1 million was used to redeem the Company’s outstanding Series A Senior Notes plus accrued interest.
      On April 21, 2004, as part of the Company’s IPO, FP-Ultra Clean, LLC, the Company’s principle stockholder sold 720,350 shares of the Company’s common stock in connection with the exercise by the underwriters of an over-allotment option. The Company did not receive any of the proceeds from the exercise of the over-allotment option. As of December 31, 2004 FP-Ultra Clean’s ownership of the Company was approximately 55%.
      The Company’s expenses associated with the IPO totaled approximately $3.9 million, including a $2 million advisory fee paid to Francisco Partners Management LLC.
      In connection with its IPO, the Company effected a one-for-four reverse stock split and authorized 90 million shares of common stock and 10 million shares of undesignated preferred stock on March 2, 2004. All share and per share data have been adjusted to give effect to the reverse stock split.
      Restricted Stock — On November 26, 2002, Ultra Clean granted 268,525 shares of common stock to certain key employees and on March 1, 2004, the Company granted 62,500 shares of common stock to a board member under the 2003 Incentive Plan. These restricted shares vest, in equal installments, over a four year period from the date of grant.
      For the years ended December 31, 2004 and 2003 and for the period from November 16, 2002 to December 31, 2002 Ultra Clean charged $149,000, $67,000 and $8,000, respectively, to compensation expense related to the vesting of such restricted stock. The unvested amount is subject to forfeiture, until the common stock is fully vested. At December 31, 2004, 134,260 shares were vested and 196,765 shares were subject to repurchase.

ULTRA CLEAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Net Income (Loss) Per Share
      The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands):

				Predecessor

	Year Ended		November 16,	January 1,
	December 31,		through	through
			December 31,	November 15,
	2004	2003	2002	2002

Numerator, basic and diluted Net income (loss)	$8,550	$108	$(1,849)	$(312)

Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	14,851	10,239	8,937	3,680
Weighted average common shares outstanding subject to repurchase	(246)	(263)	(268)	—

Shares used in computing basic net income (loss) per share	14,605	9,976	8,669	3,680

Shares used in computation — diluted:
Weighted average common shares outstanding	14,605	9,976	8,669	3,680
Dilutive effect of common shares outstanding subject to repurchase	195	263	—	—
Dilutive effect of options outstanding	742	472	—	—

Shares used in computing diluted net income (loss) per share	15,542	10,711	8,669	3,680

Net income (loss) per share — basic	$0.59	$0.01	$(0.21)	$(0.08)

Net income (loss) per share — diluted	$0.55	$0.01	$(0.21)	$(0.08)

      The Company had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive. Such outstanding securities consist of the following:

				Predecessor

	Year Ended		November 16,	January 1,
	December 31,		through	through
			December 31,	November 15,
	2004	2003	2002	2002

Shares of common stock subject to repurchase	51	—	268	—
Outstanding options	468	—	—	1,106
      Deferred Stock Compensation — During the year ended December 31, 2003, the Company issued 1,067,000 common stock options to employees at a weighted average exercise price of $1.00 per share. The weighted average exercise price was below the weighted average deemed fair value of the Company’s common stock which ranged from $1.00 to $4.97 per share. In connection with these options, the Company recorded deferred stock based compensation of approximately $132,000 and amortized approximately $33,000 and $9,000 as an expense during the years ended December 31, 2004 and 2003, respectively.

ULTRA CLEAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Employee Benefit Plan
      The Company sponsors a 401(k) savings and profit sharing plan (the “401(k) Plan”) for all employees who meet certain eligibility requirements. Participants could elect to contribute to the 401(k) Plan, on a pre-tax basis, from 2-19% of their salary up to a maximum of $11,000. The Company may make matching contributions up to 6% of employee contributions based upon eligibility. The Company made approximately $310,000, $186,000, $23,000, and $145,000 in discretionary employer contributions to the 401(k) Plan in the years ended December 31, 2004, 2003, the period from November 16, 2002 through December 31, 2002 and for the period January 1, 2002 through November 15, 2002, respectively.

10.	Related Party Transaction
      In addition to the related party transactions previously described, Ultra Clean entered into an agreement with a key executive of Ultra Clean on November 15, 2002 to defer payment of $265,000 in compensation until November 15, 2009. Under this arrangement Ultra Clean pays interest of 2.7% per annum, payable on June 30 and December 31 of each year. The amounts owed under this arrangement may be prepaid by Ultra Clean at the discretion of the board of directors. The principal amount owed under this arrangement is contained within Capital lease obligations and other liabilities on the balance sheet of Ultra Clean.
      During the year ended December 31, 2004, the Company incurred approximately $75,000 for directors’ fees provided by principals of Francisco PartnersLP, an affiliate of FP-Ultra Clean. See Notes 2, 4 and 7 for other amounts paid to affiliates of FP-Ultra Clean.

11.	Industry and Segment Information
      The Company operates in one reportable segment and is engaged in the development, manufacture and supply of critical subsystems for the semiconductor capital equipment industry. The nature of the Company’s products and production processes as well as type of customers and distribution methods is consistent among all of the Company’s products. The Company’s foreign operations are conducted primarily through its wholly-owned subsidiary in China. The Company’s principal markets include North America, Europe and Asia. Net sales by geographic area represent sales to unaffiliated customers.
      All information on sales by geographic area is based upon the location to which the products were shipped. The data for the year ended December 31, 2002 has been combined for presentation purposes, as it is impracticable to provide export sales split between Predecessor and the Company.
      The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,

	2004	2003	2002

Net Sales
United States	$178,260	$74,412	$83,822
Export sales to Europe and Asia	5,944	3,108	432

Total Sales	$184,204	$77,520	$84,254

      Prior to 2004, all of the Company’s long-lived assets were located in the United States. At December 31, 2004, approximately $1,882,000 of the Company’s long-lived assets were located in China and the balance were located in the United States.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      Not Applicable

Item 9A.	Controls and Procedures
      Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13-A15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were adequate and designed to ensure that material information related to us and our consolidated subsidiaries would be made known to them by others within these entities.

Item 9B.	Other Information
      On March 25, 2005 we filed a current report on Form 8-K under items 1.01, 5.02 and 9.01 which attached and incorporated by reference a press release announcing the resignation of our Senior Vice President and Chief Financial Officer, Phillip Kagel, for personal reasons.
Part III

Item 10.	Directors and Executive Officers of the Registrant
      Certain information required under this item is hereby incorporated by reference from the Company’s 2005 Definitive Proxy Statement.

Item 11.	Executive Compensation
      The information required under this item is hereby incorporated by reference from the Company’s 2005 Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information required under this item is hereby incorporated by reference from the Company’s 2005 Definitive Proxy Statement.

Item 13.	Certain Relationships and Related Party Transactions
      The information required under this item is hereby incorporated by reference from the Company’s 2005 Definitive Proxy Statement.

Item 14.	Principal Accountant Fees and Services
      The information required under this item is hereby incorporated by reference from the Company’s 2005 Definitive Proxy Statement.

Part IV

Item 15.	Exhibits, Financial Statement Schedules
      (a) The following documents are filed as part of this Form 10-K:
      Index to Consolidated Financial Statements. The following Consolidated Financial Statements of Ultra Clean Holdings, Inc. and its subsidiaries are filed as part of this Form 10-K:
      Schedules not listed have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.
      (3) Exhibits

Exhibit	Exhibit
Footnote	Number	Description

(a)	2.1	Agreement and Plan of Merger dated October 30, 2002, among Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., Mitsubishi Corporation, Mitsubishi International Corporation and Clean Merger Company
(a)	3.1	Amended and Restated Certificate of Incorporation of Ultra Clean Holdings, Inc.

(a)	3.2	Amended and Restated Bylaws of Ultra Clean Holdings, Inc.

(a)	4.2	Form of Stockholder’s Agreement between Ultra Clean Holdings, Inc. and FP-Ultra Clean, LLC to be effective upon closing of the offering

(a)	4.3	Form of Restricted Securities Purchase Agreement dated November 26, 2002 with Ultra Clean Holdings, Inc.

(a)	4.4	Registration Rights Agreement dated December 2, 2002 between Ultra Clean Holdings, Inc. and FP-Ultra Clean, LLC

(a)	4.5	Restricted Securities Purchase Agreement dated February 20, 2003 between Ultra Clean Holdings, Inc. and Clarence L. Granger

(a)	10.1	Employment Agreement dated November 15, 2002 between Clarence L. Granger and Ultra Clean Holdings, Inc.*

(a)	10.2	Agreement to Preserve Corporate Opportunity dated November 15, 2002 between Clarence L. Granger and Ultra Clean Holdings, Inc.*

(a)	10.3	Employment Agreement dated November 15, 2002 between Kevin L. Griffin and Ultra Clean Holdings, Inc.*

(a)	10.4	Agreement to Preserve Corporate Opportunity dated November 15, 2002 between Kevin L. Griffin and Ultra Clean Holdings, Inc.*

(a)	10.5	Amended and Restated 2003 Stock Incentive Plan

(a)	10.6	Form of Stock Option Agreement

(b)	10.7	Revolving credit facility agreement between the Company and Union Bank of California N.A dated November 4, 2004

(a)	10.8	Advisory Agreement dated as of February 15, 2004 by and among Ultra Clean Holdings, Inc. and Francisco Partners Management, LLC

(b)	10.9	Amended and Restated Employee Stock Purchase Plan

Exhibit	Exhibit
Footnote	Number	Description

(a)	10.1	Form of Indemnification Agreement between Ultra Clean Holdings, Inc. and each of its directors and executive officers

(a)	10.11	Amendment No. 1 to Employment Agreement between Clarence L. Granger and Ultra Clean Holdings, Inc. dated March 2, 2004*

(a)	10.12	Amendment No. 1 to Employment Agreement between Kevin L. Griffin and Ultra Clean Holdings, Inc. dated March 2, 2004*

(a)	10.13	Form of Restricted Stock Agreement

(c)	10.14	Employment agreement among Ultra Clean Technology Systems and Service, Inc., Ultra Clean Holdings, Inc. and Phillip A. Kagel dated October 21, 2004*

	21.1	Subsidiaries of Ultra Clean Holdings, Inc.

	23.1	Consent of independent registered public accounting firm

	24.1	Power of Attorney (included on signature page)

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Filed as an exhibit to the Registrant’s Registration statement on Form S-1 on March 24, 2004 (File Number 333-111904) and incorporated herein by reference

(b)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2004 and incorporated herein by reference

(c)	Filed as an exhibit to Registrant’s Current Report on Form 8-K on October 26, 2004 and incorporated herein by reference

*	Indicates management contracts or compensatory plans and arrangements filed pursuant for Item 601(B)(10) of Regulation S-K

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultra Clean Holdings, Inc.

By:	/s/ Clarence L. Granger

Clarence L. Granger
Chief Executive Officer,
Chief Operating Officer and Director
Date: March 30, 2005
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Clarence L. Granger and Kevin L. Griffin, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clarence L. Granger	Chief Executive Officer Chief Operating Officer and Director	March 30, 2005

/s/ Kevin L. Griffin	Acting Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)	March 30, 2005

/s/ Brian R. Bachman	Director	March 30, 2005

/s/ Sue Billat	Director	March 30, 2005

/s/ Dipanjan Deb	Director	March 30, 2005

/s/ Kevin C. Eichler	Director	March 30, 2005

/s/ David T. ibnAle	Director	March 30, 2005

/s/ Thomas M. Rohrs	Director	March 30, 2005

EXHIBIT INDEX

Exhibit	Exhibit
Footnote	Number	Description

(a)	2.1	Agreement and Plan of Merger dated October 30, 2002, among Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., Mitsubishi Corporation, Mitsubishi International Corporation and Clean Merger Company
(a)	3.1	Amended and Restated Certificate of Incorporation of Ultra Clean Holdings, Inc.
(a)	3.2	Amended and Restated Bylaws of Ultra Clean Holdings, Inc.
(a)	4.2	Form of Stockholder’s Agreement between Ultra Clean Holdings, Inc. and FP-Ultra Clean, LLC to be effective upon closing of the offering
(a)	4.3	Form of Restricted Securities Purchase Agreement dated November 26, 2002 with Ultra Clean Holdings, Inc.
(a)	4.4	Registration Rights Agreement dated December 2, 2002 between Ultra Clean Holdings, Inc. and FP-Ultra Clean, LLC
(a)	4.5	Restricted Securities Purchase Agreement dated February 20, 2003 between Ultra Clean Holdings, Inc. and Clarence L. Granger
(a)	10.1	Employment Agreement dated November 15, 2002 between Clarence L. Granger and Ultra Clean Holdings, Inc.*
(a)	10.2	Agreement to Preserve Corporate Opportunity dated November 15, 2002 between Clarence L. Granger and Ultra Clean Holdings, Inc.*
(a)	10.3	Employment Agreement dated November 15, 2002 between Kevin L. Griffin and Ultra Clean Holdings, Inc.*
(a)	10.4	Agreement to Preserve Corporate Opportunity dated November 15, 2002 between Kevin L. Griffin and Ultra Clean Holdings, Inc.*
(a)	10.5	Amended and Restated 2003 Stock Incentive Plan
(a)	10.6	Form of Stock Option Agreement
(b)	10.7	Revolving credit facility agreement between the Company and Union Bank of California N.A dated November 4, 2004
(a)	10.8	Advisory Agreement dated as of February 15, 2004 by and among Ultra Clean Holdings, Inc. and Francisco Partners Management, LLC
(b)	10.9	Amended and Restated Employee Stock Purchase Plan
(a)	10.1	Form of Indemnification Agreement between Ultra Clean Holdings, Inc. and each of its directors and executive officers
(a)	10.11	Amendment No. 1 to Employment Agreement between Clarence L. Granger and Ultra Clean Holdings, Inc. dated March 2, 2004*
(a)	10.12	Amendment No. 1 to Employment Agreement between Kevin L. Griffin and Ultra Clean Holdings, Inc. dated March 2, 2004*
(a)	10.13	Form of Restricted Stock Agreement
(c)	10.14	Employment agreement among Ultra Clean Technology Systems and Service, Inc., Ultra Clean Holdings, Inc. and Phillip A. Kagel dated October 21, 2004*
	21.1	Subsidiaries of Ultra Clean Holdings, Inc.
	23.1	Consent of independent registered public accounting firm
	24.1	Power of Attorney (included on signature page)
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	Exhibit
Footnote	Number	Description

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Filed as an exhibit to the Registrant’s Registration statement on Form S-1 on March 24, 2004 (File Number 333-111904) and incorporated herein by reference

(b)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2004 and incorporated herein by reference

(c)	Filed as an exhibit to Registrant’s Current Report on Form 8-K on October 26, 2004 and incorporated herein by reference

*	Indicates management contracts or compensatory plans and arrangements filed pursuant for Item 601(B)(10) of Regulation S-K