Form 10-K/A
period 2004-12-31
ULTRA CLEAN HOLDINGS INC
filed 2005-05-10
CIK 1275014

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to _______________

Commission file number 000-50646

Ultra Clean Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	61-1430858
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

150 Independence Drive
Menlo Park, California	94025-1136
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 323-4100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes      No  X

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant’s common stock on June 25, 2004, as reported by the Nasdaq National Market, was approximately $53.3 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

Number of shares of the registrant’s common stock outstanding as of February 28, 2005: 16,372,159.

EXPLANATORY NOTE

     Ultra Clean Holdings, Inc. (“Ultra Clean”) is filing this Form 10-K/A to amend the information contained in Part III, Item 10 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Form 10-K”), which was incorporated by reference into the Form 10-K from its definitive proxy statement filed on Schedule 14A with the Securities and Exchange Commission on April 20, 2005.

     As a result of this amendment, Ultra Clean is also filing as exhibits to this Form 10-K/A the certifications required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

 INDEX
Part III

Item 10.	Directors and Executive Officers of the Company	5

Part IV

Item 15.	Exhibits and Financial Statement Schedules

SIGNATURES

EXHIBIT INDEX

PART III

Item 10. Directors and Executive Officers of the Company

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) requires our directors and executive officers and 10% or greater beneficial holders to file certain reports with the Securities and Exchange Commission regarding ownership of, and transactions in, our equity securities. We have reviewed copies of the reports we received and written representations from the individuals required to file the reports.

     Based solely on our review of such reports and representations, we believe that all of our directors, executive officers and beneficial stockholders of at least 10% of our common stock filed, on a timely basis, all reports required by Section 16(a) of the Exchange Act for the year ended December 31, 2004, except for one late Form 4 filing for Ms. Hayward, which has since been filed.

Director Independence

     Our Board of Directors has determined that Brian R. Bachman, Susan H. Billat, Kevin C. Eichler and Thomas M. Rohrs are each independent in accordance with applicable NASDAQ Stock Market and Securities and Exchange Commission rules. Our Board of Directors has also determined that we are a “controlled company” under NASDAQ Stock Market Rule 4350(c)(5) because FP-Ultra Clean, LLC currently owns over 50% of our common stock. In making its determinations of director independence, our Board of Directors considered Mr. Rohrs’ relationships with Applied Materials, Inc., one of our largest customers. In addition to Mr. Rohrs’ past employment with Applied Materials described in the biographical information below, our Board of Directors considered Mr. Rohrs’ relationships with officers and other employees of Applied Materials and his recent experience as an employee of, and consultant to, Applied Materials, in connection with which he earned significant compensation. Effective as of April 29, 2005, Mr. Rohrs no longer serves as a consultant to Applied Materials. Mr. Rohrs was not an executive officer of Applied Materials in the current or in any of the past three fiscal years. Our Board of Directors has concluded that Mr. Rohrs’ relationships with Applied Materials and its officers and other employees would not otherwise interfere with the exercise of his independent judgment in carrying out his responsibilities as a director of Ultra Clean and that he is independent under applicable NASDAQ rules.

Board of Directors

Name	Age	Director
		Since
Brian R. Bachman	60	2004
Susan H. Billat	54	2004
Dipanjan Deb	35	2002
Kevin C. Eichler	45	2004
Clarence L. Granger	56	2002
David T. ibnAle	33	2002
Thomas M. Rohrs	54	2003

     Clarence L. Granger has served as our Chief Executive Officer since November 2002, as our President and Chief Operating Officer since March 1999 and as a director since May 2002. Mr. Granger served as our Executive Vice President and Chief Operating Officer from January 1998 to March 1999 and as our Executive Vice President of Operations from April 1996 to January 1998. Prior to joining Ultra Clean in April 1996, he served as Vice President of Media Operations for Seagate Technology from 1994 to 1996. Prior to that, Mr. Granger worked for HMT Technology as Chief Executive Officer from 1993 to 1994, as Chief Operating Officer from 1991 to 1993 and as President from 1989 to 1994. Prior to that, Mr. Granger worked for Xidex as Vice President and General Manager, Thin Film Disk Division, from 1988 to 1989, as Vice President, Santa Clara Oxide Disk Operations, from 1987 to 1988, as Vice President, U.S. Tape Operations, from 1986 to 1987 and as Director of Engineering from 1983 to 1986. Mr. Granger holds a master of science degree in industrial engineering from Stanford University and a bachelor of science degree in industrial engineering from the University of California at Berkeley.

     Brian R. Bachman has served as a director of Ultra Clean since March 2004. Mr. Bachman was the Chief Executive Officer and Vice Chairman of Axcelis Technologies, Inc. from May 2000 to January 2002. Prior to that, he was Senior Vice President and Group Executive-Hydraulics, Semiconductor Equipment and Specialty Controls of Eaton Corporation from December 1995 to July 2000 and Vice President and general manager for the Standard Products Business Group of Philips Semiconductors B.V. from 1991 to 1995. Mr. Bachman is on the board of directors of Keithley Instruments, Inc. and Kulicke and Soffa Industries, Inc.

     Susan H. Billat has served as a director of Ultra Clean since March 2004. Since 2002, Ms. Billat has been a Principal at Benchmark Strategies, which she founded in 1990. Prior to that, she was a Managing Director and Senior Research Analyst for semiconductor equipment and foundries at Robertson Stephens & Company from 1996 to 2002 and senior Vice President of Marketing for Utratech Stepper from 1994 to 1996. Prior to 1990, Ms. Billat spent four years in executive positions in the semiconductor equipment industry and twelve years in operations management, engineering management and process engineering in the semiconductor industry. Ms. Billat is on the board of directors of PDF Solutions, Inc. Ms. Billat holds bachelor and masters of science degrees in physics from Georgia Tech and completed further graduate studies in electrical engineering and engineering management at Stanford University.

     Dipanjan Deb has served as a director of Ultra Clean since November 2002. Mr. Deb is a founder of Francisco Partners and has been a partner since its formation in August 1999. Prior to joining Francisco Partners, Mr. Deb was a Principal with Texas Pacific Group from 1998 to 1999. Earlier in his career, Mr. Deb was Director of Semiconductor Banking at Robertson Stephens & Company and a management consultant at McKinsey & Company. Mr. Deb is also on the board of directors of AMIS Holdings, Inc., Conexant Systems, Inc., Legerity, Inc., SMART Modular Technologies, Inc., MagnaChip Semiconductor Ltd. and Credence Systems Corp. Mr. Deb holds a bachelor of science degree in electrical engineering and computer science from the University of California at Berkeley, where he was a Regents Scholar, and a masters degree in business administration from the Stanford University Graduate School of Business.

     Kevin C. Eichler has served as a director of Ultra Clean since March 2004. Mr. Eichler has been the Vice President and Chief Financial Officer of MIPS Technologies, Inc. since June 1998. Prior to that, he was Vice President of Operations and Chief Financial Officer of Visigenic Software Inc. from 1996 to 1998, Executive Vice President of Finance and Chief Financial Officer of National Information Group from 1995 to 1996 and Executive Vice President of Finance and Chief Financial Officer of Mortgage Quality Management, Inc. from 1991 to 1995. Prior to 1991, Mr. Eichler held management positions with NeXT Software and Microsoft. Mr. Eichler is on the board of directors of SupportSoft, Inc. and Magma Design Automation, Inc. Mr. Eichler holds a bachelor of science degree in accounting from St. John’s University.

     David T. ibnAle has served as a director of Ultra Clean since November 2002 and as our lead director since February 2005. Mr. ibnAle is a Principal with Francisco Partners and has been an investment professional with Francisco Partners since December 1999, when he joined as a Vice President. Prior to joining Francisco Partners, Mr. ibnAle was an associate with Summit Partners from 1996 to 1998. Prior to that he worked in the Corporate Finance Department of Morgan Stanley & Co. from 1994 to 1996. Mr. ibnAle also worked in the Fixed Income Division of Goldman Sachs & Co. Mr. ibnAle holds an A.B. in public policy and an A.M. in international development policy from Stanford University and a masters degree in business administration from the Stanford University Graduate School of Business.

     Thomas M. Rohrs has served as a director of Ultra Clean since January 2003. Mr. Rohrs currently serves as an independent advisor to a number of companies and served as an independent advisor to Applied Materials, Inc., one of our largest customers, from August 2004 to April 2005. Mr. Rohrs served as Vice President, Strategic Development, of Applied Global Services, a division of Applied Materials, Inc., from October 2003 to August 2004. Prior to that, he was a senior advisor to Applied Materials, Inc. from May 2002 to September 2003 and Senior Vice President, Global Operations, at Applied Materials, Inc. from November 1997 to April 2002. Prior to that he was Vice President, Worldwide Operations, for Silicon Graphics from 1992 to 1997 and Senior Vice President, Manufacturing and Customer Service, at MIPS Computer Systems from 1989 to 1992. Prior to 1989, Mr. Rohrs was employed by Hewlett Packard in a number of managerial positions. Mr. Rohrs is on the board of directors of Magma Design Automation, Inc., Ion Systems, Inc. and Electroglas, Inc. Mr. Rohrs has a bachelor of science in mechanical engineering from the University of Notre Dame and a masters degree in business administration from Harvard Business School. He serves on the Engineering Advisory Council for the University of Notre Dame.

     There are no family relationships among any of our directors and named executive officers.

Board of Directors Structure and Corporate Governance Information

     Stockholder’s Agreement. Pursuant to a stockholder’s agreement, our principal stockholder, FP-Ultra Clean, LLC, which is controlled by Francisco Partners, L.P., has the right to nominate for election a majority of the members of our Board of Directors as long as it holds at least 25% of our outstanding common stock. However, if FP-Ultra Clean, LLC’s ownership interest in us decreases, its right to nominate directors will be reduced as follows:

Percentage stock ownership	Percent of nominees for election to our
Board of Directors
25% or more	50%
Less than 20%	25%
Less than 20%	20%
Less than 10%	10%
Less than 5%	0%

     Director Responsibilities. We are governed by our Board of Directors and its various committees that meet throughout the year. Our Board of Directors currently consists of seven directors. During 2004, there were 12 meetings of our Board of Directors. We expect directors to attend and prepare for all meetings of the Board of Directors and the meetings of the committees on which they serve. During 2004 each of our directors attended more than 75% of the aggregate of all meetings of the Board of Directors and any committees on which he or she served.

     Executive Sessions of the Independent Directors. Our independent directors have the opportunity to meet in an executive session following each regularly scheduled meeting of the Board of Directors.

     Lead Director. On February 9, 2005, our Board of Directors appointed Mr. ibnAle to serve as our lead director. The duties of the lead director include: (i) presiding at all meetings of the Board of Directors, (ii) serving as a liaison between our Chief Executive Officer and the Board of Directors, (iii) approving information and materials sent to the Board of Directors, (iv) approving the meeting agenda for meetings of the Board of Directors, and (v) approving meeting schedules to assure that there is sufficient time for discussion of all items. The lead director also has the authority to call meetings of the Board of Directors.

     Corporate Governance. Our Board of Directors has adopted corporate governance guidelines. These guidelines address items such as the standards, qualifications and responsibilities of our directors and director candidates, and corporate governance policies and standards applicable to us in general. In addition, we have a code of business conduct and ethics which applies to all of our employees, including our executive officers, and our directors. Both our corporate governance guidelines and our code of business conduct and ethics are available on the corporate governance section of our website at www.uct.com under the heading “Investor Relations.” The charters of the Nominating and Corporate Governance Committee, Audit Committee and Compensation Committee are also available in the corporate governance section of our website.

     Communicating with our Board of Directors. Any stockholder wishing to communicate with our Board of Directors may send a letter to the address specified on page 2 of our proxy statement. Communications that are intended specifically for non-employee directors should be sent to the attention of the Chairman of the Nominating and Corporate Governance Committee.

     Annual Meeting Attendance. Our Board of Directors has adopted a policy that all members should attend each annual meeting of stockholders when practicable.

Committees of our Board of Directors

     Our Board of Directors has three principal committees. The following describes for each committee its current membership, the number of meetings held during 2004 and its mission:

Audit Committee.

The Audit Committee was created by our Board of Directors to:

•	assist our Board of Directors in its oversight of

	•	the integrity of our financial statements;

	•	the qualifications, independence and performance of our independent auditors; and

	•	our compliance with legal and regulatory requirements; and

•	prepare the Audit Committee report required by the rules of the Securities and Exchange Commission, which report can be found on page 9 of our proxy statement

     In addition, any transaction in which one of our directors has a conflict of interest must be disclosed to our Board of Directors and reviewed by the Audit Committee. Under our corporate governance guidelines, if a director has a conflict of interest, the director must disclose the interest to the Audit Committee and our Board of Directors and must recuse himself or herself from participation in the discussion and must not vote on the matter. The Audit Committee is authorized to retain special legal, accounting or other advisors in order to seek advice or information with respect to all matters under consideration, including potential conflicts of interest. A copy of this committee’s charter is attached to our proxy statement as Appendix A and is also available in the corporate governance section of our website at www.uct.com.

     For the 2004 audit cycle, including the Audit Committee report included in our proxy statement, the members of the Audit Committee were Messrs. Bachman, Eichler and ibnAle and Ms. Billat. The current members of our Audit Committee are Messrs. Bachman and Eichler and Ms Billat. Our Board of Directors has determined that each current member of the committee is independent as defined under NASDAQ Stock Market and Securities and Exchange Commission rules. Our Board of Directors has concluded that all members of the Audit Committee qualify as Audit Committee financial experts as defined by Securities and Exchange Commission rules. The Audit Committee met four times in 2004.

Compensation Committee.

The Compensation Committee was created by our Board of Directors to:

  oversee our compensation and benefits policies generally, including the issuance of stock options;

  evaluate senior executive performance and review our management succession plan;

  oversee and set compensation for our senior executives; and

  prepare the report on executive compensation that Securities and Exchange Commission rules require, which can be found on page 13 of our proxy statement.

     A copy of this committee’s charter is available in the corporate governance section of our website at www.uct.com.

     Our Compensation Committee consists of Messrs. Bachman, Deb, ibnAle and Rohrs. Our Board of Directors has determined that Messrs. Bachman and Rohrs are independent as defined under NASDAQ Stock Market and the Securities and Exchange Commission rules. Messrs. Deb and ibnAle are not independent, as permitted by NASDAQ Stock Market rules applicable to “controlled companies.” The Compensation Committee met three times in 2004.

Nominating and Corporate Governance Committee.

     The Nominating and Corporate Governance Committee was created by our Board of Directors to:

  identify qualified individuals to fill any independent director positions on our Board of Directors and recommend such individuals to our Board of Directors for election at the next annual or special meeting of stockholders at which directors are to be elected or to fill any vacancies or newly created directorships that may occur between such meetings;

  recommend directors for appointment to committees of our Board of Directors;

  make recommendations to our Board of Directors as to determinations of director independence;

  evaluate the performance of our Board of Directors;

  oversee and set compensation for our directors; and

  develop, recommend and oversee compliance with our corporate governance guidelines and code of business conduct and ethics.

     A copy of this committee’s charter is available in the corporate governance section of our website at www.uct.com.

     The current members of our Nominating and Corporate Governance Committee are Messrs. Deb, ibnAle, Eichler and Rohrs. Our Board of Directors has determined that Messrs. Eichler and Rohrs are independent as defined under NASDAQ Stock Market and Securities and Exchange Commission rules. Messrs. Deb and ibnAle are not independent, as permitted by NASDAQ Stock

Market rules applicable to “controlled companies.” The Nominating and Corporate Governance Committee met once in 2004.

Part IV

Item 15.    Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K/A

(3) Exhibits

Exhibit Footnote	Exhibit Number	Description

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultra Clean Holdings, Inc.

By:	/s/ Clarence L. Granger

Clarence L. Granger
Chief Executive Officer
Chief Operating Officer and Director