Form 10-Q
period 2005-03-31
ULTRA CLEAN HOLDINGS INC
filed 2005-05-16
CIK 1275014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-50646

Ultra Clean Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	61-1430858 (I.R.S. Employer Identification No.)

150 Independence Drive, Menlo Park, California (Address of principal executive offices)	94025-1136 (Zip Code)

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

     Number of shares outstanding of the issuer’s common stock as of April 30, 2005: 16,374,141.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS

Current assets:
Cash	$10,843	$11,440
Accounts receivable	18,779	13,785
Inventory, net	17,990	15,133
Deferrred income taxes	2,340	2,340
Prepaid expenses and other	1,465	1,960

Total current assets	51,417	44,658

Equipment and leasehold improvements, net	5,163	5,392
Goodwill	6,617	6,617
Tradename	8,987	8,987
Deferred income taxes	1,768	1,768
Other non-current assets	284	276

Total assets	$74,236	$67,698

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Bank borrowings	$726	$—
Accounts payable	16,822	12,302
Accrued compensation and related benefits	1,475	1,546
Capital lease obligations, current portion	103	102
Other current liabilities	964	847

Total current liabilities	20,090	14,797

Capital lease obligations and other liabilities	406	426

Total liabilities	20,496	15,223

Commitments and contingencies (See note 7)

Stockholders’ equity
Common stock - $0.001 par value, 90,000,000 authorized; 16,372,689 and 16,366,466 shares issued and outstanding, in 2005 and 2004, respectively	46,256	46,237
Deferred stock-based compensation	(519)	(571)
Retained earnings	8,003	6,809

Total stockholders’ equity	53,740	52,475

Total liabilities and stockholders’ equity	$74,236	$67,698

See notes to condensed consolidated financial statements.

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2005	2004
Sales	$41,924	$40,837

Cost of goods sold	35,275	34,756

Gross profit	6,649	6,081

Operating expenses:
Research and development	687	552
Sales and marketing	894	704
General and administrative	3,312	1,476
Stock and other deferred compensation	52	604

Total operating expenses	4,945	3,336

Income from operations	1,704	2,745

Interest and other income (expense), net	27	(390)

Income before provision for income taxes	1,731	2,355

Income tax provision	537	942

Net income	$1,194	$1,413

Net income per share:
Basic	$0.07	$0.14
Diluted	$0.07	$0.13

Shares used in computing net income per share
Basic	16,188	10,110
Diluted	17,124	10,965

See notes to condensed consolidated financial statements.

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$1,194	$1,413
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	513	385
Loss on sale of equipment	13	—
Deferred income tax	—	(97)
Amortization of deferred compensation	52	604
Changes in assets and liabilities:
Accounts receivable	(4,994)	(7,955)
Inventory	(2,857)	(5,941)
Prepaid expenses and other	495	(15)
Other assets	(8)	(7)
Accounts payable	4,520	12,549
Accrued compensation and related benefits	(71)	260
Accrued expenses and other liabilities	118	4,092

Net cash provided by (used in) operating activities	(1,025)	5,288

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(302)	(268)
Proceeds from sale of equipment and leasehold improvements	5	—

Net cash used in investing activites	(297)	(268)

Cash flows from financing activities:
Principal payments on capital lease obligations	(20)	(20)
Proceeds from bank borrowings	726	—
Receivable for subscribed stock	—	(39,060)
Proceeds from issuance of common stock	19	35,260

Net cash provided by (used in) financing activities	725	(3,820)

Net increase (decrease) in cash	(597)	1,200
Cash at beginning of period	11,440	6,035

Cash at end of period	$10,843	$7,235

Supplemental cash flow information:
Income taxes paid	$—	$24

Interest paid	$6	$4

Noncash investing and financing activities:
Acquisition of equipment under capital lease	$—	$99

Common stock issued to employees	$—	$438

See notes to condensed consolidated financial statements.

ULTRA CLEAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization, Basis of Presentation and Significant Accounting Policies

     Organization — The Company is a developer and supplier of critical subsystems for the semiconductor capital equipment industry, focusing primarily on gas delivery systems and other subsystems, including frame and top-plate assemblies and process modules. The Company’s subsystems improve efficiency and reduce the costs of our customers’ design and manufacturing processes. The Company’s customers are primarily original equipment manufacturers (“OEMs”) of semiconductor capital equipment.

     Basis of Presentation — The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America. This financial information reflects all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The Company’s December 31, 2004 balance sheet data was derived from audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated.

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

     The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2004 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2005. The Company’s results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for any future periods.

     Concentration of Credit Risk — Financial instruments which subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company sells its products to US-based semiconductor capital equipment manufacturers. The Company performs credit evaluations of its customers’ financial condition and generally requires no collateral.

     The Company had significant sales to three customers, each accounting for 10% or more of sales: Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. As a group these three customers accounted for 90% and 93% of the Company’s sales for the three months ended March 31, 2005 and 2004, respectively.

     Fiscal Year — Effective January 1, 2003, the Company adopted a 52-53 week fiscal year ending on the Friday nearest to December 31. For presentation purposes, the Company presents each fiscal period as if it ended on the last day of the month. However, the first quarter of the 2005 fiscal year actually ended on April 1, 2005 using the 52-53 week fiscal year. All references to quarters refer to fiscal quarters.

     Comprehensive Income — In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company reports by major components and as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income for the three month periods ended March 31, 2004 and 2005, respectively, was the same as net income.

     Stock-Based Compensation — The Company accounts for its employee stock purchase plan and employee stock-based compensation plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation. Accordingly, no compensation is recognized for purchase rights issued through the employee stock purchase plan or employee stock-based awards granted with exercise prices greater than or equal to the fair value of the underlying common stock at the date of grant. The Company complies with the disclosure provisions of FASB Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”.

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

     The Company amortizes deferred stock-based compensation on the straight-line method over the vesting periods of the stock options, generally four years. Had compensation expense been determined based on the fair value at the grant date for all employee awards, consistent with the provisions of SFAS No. 123, the Company’s pro forma net income and net income per share would have been as follows (in thousands, except per share data):

	Three months ended March 31,
	2005	2004
Net income as reported	$1,194	$1,413
Add: stock-based employee compensation included in reported net income, net of tax	36	14
Less: total stock-based compensation determined under the fair value based method for all awards, net of tax	(74)	(57)

Pro forma net income	$1,156	$1,370

Basic net income per share:
As reported	$0.07	$0.14
Pro forma	$0.07	$0.14

Diluted net income per share:
As reported	$0.07	$0.13
Pro forma	$0.07	$0.12

     These calculations were made using the Black-Scholes option pricing model for the three months ended March 31, 2005 and 2004. The weighted average estimated fair value of employee stock option grants for the three months ended March 31, 2005 and 2004 was $3.58 and $4.16, respectively. The following assumptions were used:

	Three months ended March 31,
	2005	2004
Dividend yield	0%	0%
Expected volatility	62.3%	69.9%
Risk-free interest rate	3.58%	2.74%
Expected life (in years)	5	5

     Under SFAS 123, pro forma compensation cost is calculated for the fair market value of the stock purchase rights granted under the ESPP. The fair value of each stock purchase right granted under the ESPP is estimated using the Black-Scholes option pricing model with the following weighted average assumptions: (i) an expected dividend yield of 0%, (ii) an expected stock price volatility of 49.2%, (iii) a risk-free interest rate of 2.4% and (iv) an expected life of 0.5 years. For the three months ended March 31, 2005, the weighted average estimated fair value of employee purchase rights granted under the Employee Stock Purchase Plan was $1.37.

     The Company’s calculations are based on the single option valuation approach, and forfeitures are recognized as they occur.

     In December 2004, the FASB issued SFAS No. 123, Share-Based Payment(Revised 2004) (“SFAS 123R”). SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation

and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company grants stock options to their employees and discloses the pro forma effect of compensation expense for these stock options. Under SFAS 123R, the Company will be required to record this compensation expense in the Company’s results of operations. In April 2004, the SEC voted to delay the implementation of SFAS 123R for certain companies. Accordingly, SFAS 123R will be effective for the Company at the beginning of the first annual reporting period that begins after June 15, 2005. The Company is currently evaluating the method of adoption and the impact of SFAS 123R on its financial position and results of operations .

     In June 2004, the Company implemented its Employee Stock Purchase Plan, previously approved by the Board of Directors and stockholders. As of March 31, 2005, the Company has reserved 510,792 shares of its common stock for issuance under the stock purchase plan.

     Product Warranty — The Company provides a warranty on its products for a period of up to two years, and provides for warranty costs at the time of sale based on historical activity. Components of the reserve for warranty costs consisted of the following (in thousands) for the three months ended:

	March 31,	March 31,
	2005	2004
Beginning balance	$127	$88
Additions related to sales	8	(18)
Warranty costs incurred	(28)	21

Ending Balance	$107	$91

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

     On April 21, 2004, as part of the Company’s IPO, FP-Ultra Clean, LLC, the Company’s controlling stockholder, sold 720,350 shares of the Company’s common stock in connection with the exercise by the underwriters of an over-allotment option. The Company did not receive any of the proceeds from the exercise of the over-allotment option.

     The Company’s expenses associated with the IPO totaled approximately $3.9 million, including a $2 million advisory fee paid to Francisco Partners, L.P., an affiliate of FP-Ultra Clean LLC, the Company’s controlling stockholder.

3. Inventory

     Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Raw materials	$12,376	$9,659
Work in process	4,574	4,830
Finished goods	1,040	644

Total	$17,990	$15,133

4. Equipment and Leasehold Improvements, Net

     Equipment and leasehold improvements, net, consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Computer equipment and software	$1,711	$1,648
Furniture and fixtures	305	294
Machinery and equipment	2,883	3,101
Leasehold improvements	3,730	3,613

	8,629	8,656

Accumulated depreciation and amortization	(3,466)	(3,264)

Total	$5,163	$5,392

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

     Bank Line of Credit — In November 2004, the Company entered into a loan and security agreement providing for revolver loans of up to $20,000,000 (with a $5,000,000 sublimit for letters of credit). The revolver loans bear interest, at the Company’s option, at a rate equal to 1.5% per annum plus LIBOR or the reference rate established from time to time by the lender. Interest on the revolving loans is payable monthly, and the revolving facility matures on June 30, 2005. At any time prior to the revolving maturity date, the Company may elect to convert up to $10,000,000 of outstanding revolving borrowings into a three year term loan with quarterly payments of principal and interest. The term loan will bear interest, at the Company’s option, at a rate equal to 1.75% per annum plus LIBOR or 0.25% plus the reference rate. Obligations under the agreement are secured by a lien on substantially all of the Company’s assets. The obligations will be guaranteed by the Company’s domestic subsidiaries, and such guarantees will be secured by a lien on substantially all of their assets.

     During the quarter ended March 31, 2005, the Company entered into a loan and security agreement providing for revolver loans of up to $3,000,000 with a bank in China. The loans are denominated in Chinese Yuan, bear interest at a rate equal to 5.3% per annum and are secured by a standby letter of credit issued under the Company’s credit facility described above. Interest is payable quarterly and principal is payable within 12 months. As of March 31, 2005, the balance owing was $726,000.

6. Net Income Per Share

     Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.

     A summary of the Company’s net income per share for the three months ended March 31, 2005 and 2004 is as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2005	2004
Net income	$1,194	$1,413

Shares used in computation — basic:
Weighted average common shares outstanding	16,369	10,328
Weighted average common shares outstanding subject to repurchase	(181)	(218)

Shares used in computing basic
Net income per share	16,188	10,110

Shares used in computation — diluted:
Weighted average common shares outstanding	16,188	10,110
Dilutive effect of common shares outstanding subject to repurchase	134	218
Dilutive effect of options outstanding	802	637

Shares used in computing diluted
Net income per share	17,124	10,965

Net income per share — basic	$0.07	$0.14

Net income per share — diluted	$0.07	$0.13

     The Company had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income per share, as their effect would have been anti-dilutive. Such outstanding securities consisted of the following (in thousands):

	Three months ended March 31,
	2005	2004
Shares of common stock subject to repurchase	47	—
Outstanding options	341	—

7. Commitments and Contingencies

     At March 31, 2005, the Company had purchase commitments totaling $14,900,000 that primarily related to the purchase of inventory.

Item 2. Managements Discussion And Analysis of Financial Condition And Results Of Operations

     The information set forth in this quarterly report on Form 10-Q contains, or may be deemed to contain, “forward-looking statements” (as defined in the U.S. Private Securities Litigation Reform Act of 1995) which reflect our current views with respect to future events and financial performance. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify these forward-looking statements. Forward-looking statements contained in this Quarterly Report include, among others, statements made regarding (1) estimates made with respect to industry conditions, (2) our ability to fund future operations with cash flows from operations, existing cash balances and debt and (3) our expansion program in China. All forward-looking statements address matters that involve risks and uncertainties. Accordingly, you should not rely on forward-looking statements, as there are or will be important factors that could cause our actual results, as well as those of the markets we serve and operate in, levels of activity, performance, achievements and prospects to differ materially from the results predicted or implied by these forward-looking statements. These risks, uncertainties and other factors include, among others, those identified below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and “Risk Factors.” We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

Overview

     We are a developer and supplier of critical subsystems for the semiconductor capital equipment industry, focusing primarily on gas delivery systems and other subsystems, including frame and top-plate assemblies and process modules. Our subsystems improve efficiency and reduce the costs of our customers’ design and manufacturing processes. Our customers are primarily original equipment manufacturers (“OEMs”) of semiconductor capital equipment.

     Our business dates back to 1991 when Mitsubishi Corporation founded Ultra Clean Technology Systems and Service, Inc. Our business was operated as a subsidiary of Mitsubishi until November 2002. It was then acquired by Ultra Clean Holdings, Inc., which we refer to as the Ultra Clean acquisition. FP-Ultra Clean LLC, a wholly-owned subsidiary of Francisco Partners, L.P., owns approximately 55% of our outstanding common stock. We conduct our operating activities primarily through Ultra Clean Technology Systems and Service, Inc. and Ultra Clean Technology (Shanghai) Co., LTD., our wholly-owned subsidiaries.

     We experienced sequential sales growth for four quarters beginning with the fourth quarter of 2003 through the quarter ended June 30, 2004. Beginning in the third quarter of 2004, however, we started to experience a weakening in new orders and customer requests for cancellations and postponements of existing orders that continued through the fourth quarter of 2004, with only a slight increase in the first quarter of 2005. This weakness was due to a general softening in demand throughout the semiconductor capital equipment industry. As a result, revenues and gross margins for the first quarter of 2005 were relatively flat compared with the fourth quarter of 2004. For the first quarter of 2005, we achieved sequential growth from the fourth quarter of 2004 of $0.6 million, or 1.4%, on sales of $41.9 million. Gross margins also improved slightly on a sequential basis to $6.6 million, or 15.9% of sales from $6.4 million, or 15.5% of sales, in the fourth quarter of 2004. Operating expenses increased at a higher rate than sales due to increased salary levels for employees, higher consulting, accounting and Sarbanes-Oxley compliance costs and severance costs related to the resignation of our former Chief Financial Officer. For the first quarter of 2005, operating expenses increased sequentially to $4.9 million from

$4.0 million in the previous quarter. The increase in operating expenses resulted in a sequential decrease in net income to $1.2 million for the first quarter of 2005.

Results of Operations

     For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in our quarterly report.

	Three months ended March 31,
	2005	2004
Sales	100%	100%

Cost of goods sold	84.1%	85.1%

Gross profit	15.9%	14.9%

Operating expenses:
Research and development	1.6%	1.3%
Sales and marketing	2.1%	1.7%
General and administrative	7.9%	3.5%
Stock and other deferred compensation	0.1%	1.4%

Total operating expenses	11.7%	7.9%

Income from operations	4.2%	7.0%

Interest and other income (expense), net	0.1%	(1.0%)

Income before provision for income taxes	4.3%	6.0%

Income tax provision	1.3%	2.3%

Net income	3.0%	3.7%

Sales

     We generate revenue primarily from the sale of gas delivery systems. Consistent with our commitment to expand beyond gas delivery systems and into new product markets, we also manufacture larger subsystems for the semiconductor capital equipment industry such as frame assemblies, top plate assemblies, process modules and chemical delivery modules. We began shipping frame and top plate assemblies in 2004 and generated revenues of $2.0 million from these subsystems for the quarter ended March 31, 2005. Sales for the quarter ended March 31, 2005 increased 2.7% to $41.9 million from $40.8 million for the quarter ended March 31, 2004. This increase was primarily due to demand for other subsystems as our customers continue to outsource certain components of their business.

     Historically, a relatively small number of OEM customers have accounted for a significant portion of our sales. In the three months ended March 31, 2005 and 2004, respectively, we had three customers that each accounted for 10% or more of sales: Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. As a group, these three customers accounted for 90% of sales for the quarter ended March 31, 2005 and 93% of sales for the quarter ended March 31, 2004.

Gross Profit

     Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation associated with the design and manufacture of products sold. Gross profit for the quarter ended March 31, 2005 increased to $6.6 million, or 15.9% of net sales, from $6.0 million, or 14.9% of net sales, for the comparable period in the prior year. This increase is primarily due to a change in the product mix during the period that was partially offset by start-up costs at our new China facility.

Research and Development Expense

     Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the quarter ended March 31, 2005 increased to $0.7 million, or 1.6% of net sales, from $0.6 million, or 1.4% of net sales, for the comparable quarter in the prior year. This increase was primarily due to increased research and development spending related to product design and other product development activities for our new sub-assembly business.

Sales and Marketing Expense

     Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the quarter ended March 31, 2005 increased 27.0% to $0.9 million, or 2.1% of net sales, from $0.7 million, or 1.7% of net sales, for the quarter ended March 31, 2005. The increase is primarily attributable to an increase in sales activities by our engineers.

General and Administrative Expense

     General and administrative expense consists primarily of salaries paid to, and the overhead associated with our administrative staff and professional fees. General and administrative expense for the quarter ended March 31, 2005 increased 124.4% to $3.3 million, or 7.9% of net sales, from $1.5 million, or 3.6% of net sales, for the quarter ended March 31, 2004. The increase is primarily attributable to an increase in general and administrative headcount from 23 in the first quarter of 2004 to 45 (including 12 for our new facility in China) in the first quarter of 2005 and increased salary levels for employees. In addition, we also incurred accounting and consulting costs relating to Sarbanes-Oxley 404 compliance and severance costs associated with the resignation of our former Chief Financial Officer.

Stock and Other Deferred Compensation

     Stock and other deferred compensation expense for the quarter ended March 31, 2005 declined to $0.1 million from $0.6 million for the comparable period in the prior year. This decrease was primarily attributable to the absence of stock charges relating to the vesting of our Series A Senior Notes following our initial public offering in the prior year.

Interest Income and Other Expense, net

     Interest and other expense, net for the quarter ended March 31, 2005 decreased 99.5% compared to the quarter ended March 31, 2004. The decrease is attributable to a decline in interest expense as a result of the retirement of all of our outstanding Series A Senior Notes in 2004.

Income Tax Provision

     Our effective tax rate for the three months ended March 31, 2005 and 2004 was 31.0% and 40.0%, respectively. The effective rates were lower than the U.S. federal and state combined statutory rate primarily due to tax benefits on exempt income including export sales.

Liquidity and Capital Resources

     As of March 31, 2005, we had cash of $10.8 million as compared to $11.4 million as of December 31, 2004.

     We used approximately $1.0 million of cash in operating activities during the three months ended March 31, 2005 as growth in inventory and accounts receivable exceeded net income and growth in accounts payable. We increased inventories to support the increased sales activities and initiate operations at our China facility, which also resulted in increased payables.

     We used approximately $0.3 million of cash in investing activities during the three months ended March 31, 2005 to purchase equipment and leasehold improvements, including $0.2 million of purchases for our new facility in China.

     We generated cash of $0.7 million from financing activities during the three months ended March 31, 2005 primarily through bank borrowings, which were used to fund start-up costs at our new facility in China.

     During the quarter ended March 31, 2005, we entered into a loan and security agreement providing for revolver loans of up to $3,000,000 with a bank in China. As of March 31, 2005, $0.7 million was outstanding under this loan agreement.

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

Contractual Obligations and Contingent Liabilities and Commitments

     Other than operating leases for certain equipment and real estate, we have no significant off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than with respect to the revolving credit facility described above, are not a guarantor of any other entities’ debt or other financial obligations. The following table presents a summary of our future minimum lease payments: debt schedule

	Capital	Operating
Period Ending December 31,	Leases	Leases*
	(in thousands)
2005	$94	$989
2006	79	813
2007	55	391
2008	24	144
2009	4	72
Thereafter	—	—

Total	$256	$2,409

*	Operating lease expense reflects the fact that (1) the lease for our headquarters facility in Menlo Park, California expires on July 31, 2005 with a minimum nine-month, month-to-month option at expiration, (2) the leases for our manufacturing facilities in Austin, Texas expire on August 1, 2005 and September 30, 2005 and (3) the lease for our manufacturing facilities in Portland, Oregon expires on November 7, 2007. We expect to renew our Menlo Park lease prior to expiration or lease other facilities. We have an option to renew our lease in Portland and one of the leases on our Austin facility for an additional five years, both of which we expect to exercise. Operating lease expense set forth above will increase upon renewal of these leases.

During the quarter ended March 31, 2005, we entered into a loan and security agreement providing for revolver loans of up to $3.0 million with a bank in China. The loans are denominated in Chinese Yuan, bear interest at a rate equal to 5.3% per annum and are secured by a standby letter of credit. Interest is payable quarterly and principal is payable within 12 months. As of March 31, 2005, the balance owing was $0.7 million.

At March 31, 2005, we had purchase commitments totaling $14.9 million that primarily related to the purchase of inventory.

Critical Accounting Policies, Significant Judgments and Estimates

     The SEC released FR-60 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” which encourages companies to disclose critical accounting policies, judgments and uncertainties affecting the application of those policies and the likelihood that materially different financial results would be reported under different conditions or with the use of different assumptions. Such critical accounting policies, as defined by the SEC, are those that are both most significant to the depiction of our financial condition and results and require the use of difficult, subjective and complex judgment by management, often as a result of the need to make estimates about the effect of matters that are uncertain.

     In December 2004, the FASB issued SFAS No. 123, Share-Based Payment (Revised 2004) (“SFAS 123R”). SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We grant stock options to our employees and disclose the pro forma effect of compensation expense for these stock options. Under SFAS 123R, we will be required to record this compensation expense in our results of operations. In April 2004, the SEC voted to delay the implementation of SFAS 123R for certain companies. Accordingly, SFAS 123R will be effective for us at the beginning of the first annual reporting period that begins after June 15, 2005. We are currently evaluating the method of adoption and the impact of SFAS 123R on our financial position and results of operations.

     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure at the date of our financial statements. Estimates and judgments are reviewed on an on-going basis, including those related to sales, inventories, intangible assets, stock compensation and income taxes. The estimates and judgments are based on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We consider certain accounting policies related to the Ultra Clean acquisition, revenue recognition, inventory valuation, accounting for income taxes, valuation of intangible assets and goodwill and stock options to employees to be critical policies due to the estimates and judgments involved in each. A further discussion can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 30, 2005.

Risk Factors

The highly cyclical nature of the semiconductor industry and general economic slowdowns could harm our operating results.

     Our business and operating results depend in significant part upon capital expenditures by manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors. Historically, the semiconductor industry has been highly cyclical, with recurring periods of over-supply of semiconductor products that have had a severe negative effect on the demand for capital equipment used to manufacture semiconductors. We have experienced significant fluctuations in customer orders for our products. Our sales were $184.2 million in 2004, $77.5 million in 2003, and $84.3 million in 2002. Beginning in the third quarter of 2004, however, we started to experience a weakening in new orders and customer requests for cancellations and postponements of existing orders that continued throughout the remainder of 2004 and is likely to continue into at least the latter half of 2005. Historically, semiconductor industry slowdowns have had, and future slowdowns may have, a material adverse effect on our operating results.

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

     The manufacturing of our products is a highly complex process that involves the integration of multiple components and requires effective management of our supply chain while meeting our customers’ design-to-delivery cycle time requirements. Through the course of the manufacturing process, our customers may modify design and system configurations in response to changes in their own customers’ requirements. In order to rapidly respond to these modifications and deliver our products to our customers in a timely manner, we must effectively manage our manufacturing and procurement process. If we fail to effectively manage this process, we risk losing customers and damaging our reputation. In addition, if we acquire inventory in excess of demand or that does not meet customer specifications, we would incur excess or obsolete inventory costs. As a result, this could limit our growth and have a material adverse effect on our business, financial condition and operating results.

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

We may experience difficulties and incur significant costs as a result of evaluating or completing acquisitions of companies, assets, businesses or technologies, and the anticipated benefits of any such completed acquisitions may never be realized.

     We frequently evaluate acquisitions of, or significant investments in, complementary companies, assets, businesses or technologies. Even if an acquisition or other investment is not completed, we may incur significant costs in evaluating such acquisition or investment, which could have an adverse effect on our results of operations. Any future acquisitions would be accompanied by risks such as:

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

We may not be able to successfully integrate any business, products, technologies or personnel that we might acquire in the future, and our failure to do so could have a material adverse effect on our business, financial condition and operating results.

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

     Our ability to successfully execute our business plan in a rapidly evolving market requires an effective planning and management process. We have increased, and plan to continue to increase, the scope of our operations. Due to the cyclical nature of the semiconductor industry, however, future growth is difficult to predict. Our expansion efforts could be expensive and may strain our managerial and other resources. To manage future growth effectively, we must maintain and enhance our financial and operating systems and controls and manage expanded operations. The number of people we employ has grown and we expect this number to continue to grow over time. As of December 31, 2001 we had 130 employees and as of March 31, 2005 we had 371 employees. The addition and training of new employees may lead to short-term quality control problems and place increased demands on our management and experienced personnel. If we do not manage growth properly, our business, operating results and financial condition could be adversely affected.

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

     We may from time to time become subject to claims by third parties that we are infringing their intellectual property rights. In addition, we may be unaware of intellectual property rights of others that may be applicable to our products. Any litigation regarding patents or other intellectual property could be costly and time-consuming and divert our management and key personnel from our business operations, any of which could have a material and adverse effect on our business and results of operations. The complexity of the technology involved in our products and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement may also require us to enter into costly license agreements. However, we may not be able to obtain licenses on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against the development and sale of certain of our products if any such claims prove successful.

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

     We have and will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, the Public Company Accounting Oversight Board and the Nasdaq National Market, have required changes in the corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make legal, accounting and administrative activities more time-consuming and costly. For example, we have incurred substantially higher costs to obtain directors and officers insurance and create an ongoing compliance program to meet the requirements of Sarbanes-Oxley 404 which we will be required to be in compliance with after January 1, 2006.

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

     We made capital expenditures of $3.4 million in 2004, $0.5 million in 2003 and $1.8 million in 2002. We made capital expenditures of $0.3 million in the first quarter of fiscal 2005, of which $0.2 million was for facility leasehold improvements and equipment in connection with the establishment of a manufacturing facility in Shanghai, China. The amount of our future capital requirements will depend on many factors, including:

•	the cost required to ensure access to adequate manufacturing capacity;

•	the timing and extent of spending to support product development efforts;

•	the timing of introductions of new products and enhancements to existing products;

•	changing manufacturing capabilities to meet new customer requirements; and

•	market acceptance of our products.

     Although we currently have credit facilities, to the extent that existing cash, together with any cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Future equity financings could be dilutive to holders of our common stock, and debt financings could involve covenants that restrict our business operations. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, any of which could adversely affect our business, operating results and financial condition.

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

We may not be able to continue to secure adequate facilities to house our operations and any move to a new facility could be disruptive to our operations.

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

     FP-Ultra Clean, LLC and its designees on our board of directors may have interests that conflict with, or are different from, our own and those of our other stockholders. Francisco Partners, which is the beneficial holder of approximately 55% of our outstanding common stock, through its membership interests in FP-Ultra Clean, LLC, has invested in or acquired other businesses that are involved in the semiconductor industry and may invest in or acquire others in the future. Conflicts of interest between FP-Ultra Clean, LLC and us or our other stockholders may arise. Our amended and restated certificate of incorporation does not contain any provisions designed to facilitate resolution of actual or potential conflicts of interest, or to ensure that potential business opportunities that may become available to both FP-Ultra Clean, LLC and us will be reserved for or made available to us. If an actual or potential conflict of interest develops involving one of our directors, our corporate governance guidelines provide that the director must report the matter immediately to our board of directors and audit committee for evaluation and appropriate resolution. Further, such director must recuse himself or herself from participation in the related discussion and abstain from voting on the matter. Nonetheless, conflicts of interest may not be resolved in a manner favorable to us or our other stockholders. In addition, FP-Ultra Clean, LLC and its director designees could delay or prevent an acquisition, merger or other transaction even if the transaction would benefit our other stockholders. In addition, FP-Ultra Clean, LLC’s significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

     An active public market for our common stock may not be sustained. The size of our public market capitalization is relatively small and there are periods during which the volume of our shares that are traded is low. The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

•	quarterly variations in our operating results;

•	our ability to successfully introduce new products and manage new product transitions;

•	changes in revenue or earnings estimates or publication of research reports by analysts;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	announcements relating to any of our key customers, significant suppliers or the semiconductor manufacturing and capital equipment industry generally;

•	general market conditions;

•	the effects of war and terrorist attacks, and

•	domestic and international economic factors unrelated to our performance.

     The stock markets in general, and the markets for technology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates or equity prices. In April 2004 we used the majority of the net proceeds from our IPO to redeem our outstanding Series A Senior Notes and, as of March 31, 2005, have $0.7 million of indebtedness for borrowed money at a weighted average interest rate of 5.3%. Therefore, our exposure to market risk related to interest rates is limited. If and when we enter into future borrowing arrangements or borrow under our existing revolving credit facilities, we may seek to manage exposure to interest rate changes by using a mix of debt maturities and variable- and fixed-rate debt, together with interest rate swaps where appropriate, to fix or lower our borrowing costs. We do not make material sales in currencies other than the United States Dollar or have material purchase obligations outside of the United States with the exception of China where we have purchase commitments totaling $2.2 million in United States Dollar equivalents. Furthermore, the Chinese currency fluctuates in direct proportion to the United States Dollar. Therefore, we do not generally have exposure to foreign currency exchange risks.

     Item 4. Controls and Procedures

     As of the end of the period covered by this report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a—15(e) and Rule 15(d)—15(e)). Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were adequate and designed to ensure that material information related to us and our consolidated subsidiaries would be made known to them by others within these entities.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. We are not currently party to any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Item 6. Exhibits

(a)	Exhibits
Exhibits filed with the current Report on Form 10-Q for the quarter ended March 31, 2005 are as follows:

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

ULTRA CLEAN HOLDINGS, INC.
(Registrant)

May 16, 2005	By:	/s/ Clarence L. Granger

	Name:	Clarence L. Granger
	Title:	President and
Chief Executive Officer

May 16, 2005	By:	/s/ Kevin L. Griffin

	Name:	Kevin L. Griffin
	Title	Vice President and Chief
Administrative Officer and
Acting Chief Financial Officer

EXHIBIT INDEX

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