Form 10-Q
period 2005-06-30
ULTRA CLEAN HOLDINGS INC
filed 2005-08-12
CIK 1275014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
( Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
(650) 323-4100
Registrant’s telephone number, including area code
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares outstanding of the issuer’s common stock as of August 2, 2005: 16,429,856.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share amounts)

	June 30,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$11,292	$11,440
Accounts receivable	17,170	13,785
Inventory, net	13,503	15,133
Deferrred income taxes	2,340	2,340
Prepaid expenses and other	1,487	1,960

Total current assets	45,792	44,658

Equipment and leasehold improvements, net	4,934	5,392
Goodwill	6,617	6,617
Tradename	8,987	8,987
Deferred income taxes	1,768	1,768
Other non-current assets	326	276

Total assets	$68,424	$67,698

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Bank borrowings	$2,326	$—
Accounts payable	8,526	12,302
Accrued compensation and related benefits	1,000	1,546
Capital lease obligations, current portion	77	102
Other current liabilities	1,383	847

Total current liabilities	13,312	14,797

Capital lease obligations and other liabilities	386	426

Total liabilities	13,698	15,223

Commitments and contingencies (See note 7)	—	—

Stockholders’ equity:
Common stock — $0.001 par value, 90,000,000 authorized; 16,427,148 and 16,366,466 shares issued and outstanding, in 2005 and 2004, respectively	46,497	46,237
Deferred stock-based compensation	(466)	(571)
Retained earnings	8,695	6,809

Total stockholders’ equity	54,726	52,475

Total liabilities and stockholders’ equity	$68,424	$67,698

See notes to condensed consolidated financial statements.

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Sales	$39,289	$54,508	$81,214	$95,345

Cost of goods sold	33,698	45,586	68,974	80,342

Gross profit	5,591	8,922	12,240	15,003

Operating expenses:
Research and development	749	661	1,436	1,213
Sales and marketing	864	941	1,758	1,645
General and administrative	2,807	2,099	6,118	3,575
Stock and other deferred compensation	53	52	105	656

Total operating expenses	4,473	3,753	9,417	7,089

Income from operations	1,118	5,169	2,823	7,914

Interest and other income (expense), net	28	(21)	55	(411)

Income before provision for income taxes	1,146	5,148	2,878	7,503

Income tax provision	454	2,059	992	3,001

Net income	$692	$3,089	$1,886	$4,502

Net income per share:
Basic	$0.04	$0.19	$0.12	$0.34
Diluted	$0.04	$0.18	$0.11	$0.32

Shares used in computing net income per share
Basic	16,217	16,046	16,203	13,078
Diluted	17,227	17,210	17,116	13,996
See notes to condensed consolidated financial statements.

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,886	$4,502
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,069	802
Loss on sale of equipment	30	—
Deferred income tax	—	(624)
Tax benefit from stock-based compensation	33	—
Amortization of deferred compensation	105	656
Changes in assets and liabilities:
Accounts receivable	(3,385)	(9,911)
Inventory	1,630	(9,258)
Prepaid expenses and other	473	(289)
Other assets	(50)	(14)
Accounts payable	(3,776)	9,916
Accrued compensation and related benefits	(546)	1,197
Accrued expenses and other liabilities	478	781

Net cash used in operating activities	(2,053)	(2,242)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(650)	(867)

Proceeds from sale of equipment and leasehold improvements	9	—

Net cash used in investing activites	(641)	(867)

Cash flows from financing activities:
Principal payments on capital lease obligations	(40)	(62)
Proceeds from bank borrowings	2,326	—
Principal payments on notes to related parties	—	(30,593)
Proceeds from issuance of common stock	260	35,205

Net cash provided by financing activities	2,546	4,550

Net increase (decrease) in cash	(148)	1,441
Cash at beginning of period	11,440	6,035

Cash at end of period	$11,292	$7,476

Supplemental cash flow information:
Income taxes paid	$—	$2,669

Interest paid	$22	$492

Noncash investing and financing activities:
Acquisition of equipment under capital lease	$—	$99

Restricted stock issued	$—	$438

See notes to condensed consolidated financial statements.

ULTRA CLEAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization, Basis of Presentation and Significant Accounting Policies
     Organization — The Company is a developer and supplier of critical subsystems for the semiconductor capital equipment industry, producing primarily gas delivery systems along with other subsystems, including frame and top plate assemblies and process modules. The Company’s products improve efficiency and reduce the costs of our customers’ design and manufacturing processes. The Company’s customers are primarily original equipment manufacturers (“OEMs”) of semiconductor capital equipment.
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
     The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2004 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2005. The Company’s results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for any future periods.
     Concentration of Credit Risk — Financial instruments that subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company sells its products to U.S.-based semiconductor capital equipment manufacturers. The Company performs credit evaluations of its customers’ financial condition and generally requires no collateral.
     The Company had significant sales to three customers, each accounting for 10% or more of sales: Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. As a group these three customers accounted for 90% of the Company’s sales for the three and six months ended June 30, 2005 and 93% of the Company’s sales for the three and six months ended June 30, 2004.
     Fiscal Year — Effective January 1, 2003, the Company adopted a 52-53 week fiscal year ending on the Friday nearest to December 31. For presentation purposes, the Company presents each fiscal period as if it ended on the last day of the month. However, the second quarter of the 2005 fiscal year actually ended on July 1, 2005 using the 52-53 week fiscal year. All references to quarters refer to fiscal quarters.
     Comprehensive Income — In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company reports by major components and as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income for the three and six month periods ended June 30, 2005 and 2004, respectively, was the same as net income.
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

	Three months ended June 30		Six months ended June 30,
	2005	2004	2005	2004
Net income as reported	$692	$3,089	$1,886	$4,502
Add: stock-based employee compensation included in reported net income, net of tax	36	31	72	394
Less: total stock-based compensation determined under the fair value based method for all awards, net of tax	(187)	(84)	(219)	(489)

Pro forma net income	$541	$3,036	$1,739	$4,407

Basic net income per share:
As reported	$0.04	$0.19	$0.12	$0.34
Pro forma	$0.03	$0.19	$0.11	$0.34

Diluted net income per share:
As reported	$0.04	$0.18	$0.11	$0.32
Pro forma	$0.03	$0.18	$0.10	$0.31

     These calculations were made using the Black-Scholes option pricing model for the three and six months ended June 30, 2005 and 2004. The weighted average estimated fair value of employee stock option grants for the three and six months ended June 30, 2005 was $3.53. The weighted average estimated fair value of employee stock option grants for the three and six months ended June 30, 2004 was $4.80 and $4.30, respectively. The following assumptions were used:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Expected dividend yield	0%	0%	0%	0%
Expected volatility	57.7%	69.8%	58.1%	69.9%
Risk-free interest rate	3.8%	3.5%	3.8%	2.9%
Expected life (in years)	5	5	5	5
     Under SFAS 123, pro forma compensation cost is calculated for the fair market value of the stock purchase rights granted under our Employee Stock Purchase Plan. For the three and six months ended June 30, 2005, the weighted average estimated fair value of employee purchase rights granted under the Employee Stock Purchase Plan was $1.98. The Company did not have an Employee Stock Purchase Plan in the comparable periods of the prior year. The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the Employee Stock Purchase Plan: (i) an expected dividend yield of 0%, (ii) an expected stock price volatility of 47.3%, (iii) a risk-free interest rate of 3.0% and (iv) an expected life of 0.5 years.
     The Company’s calculations are based on the single option valuation approach, and forfeitures are recognized as they occur.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires companies to expense the fair value of employee stock options and similar awards, including purchases made under an Employee Stock Purchase Plan. For the Company, SFAS 123(R) will be effective on January 1, 2006. SFAS 123(R) applies to all outstanding and unvested share-based payment awards at adoption. The Company is currently evaluating the method of adoption and the impact of SFAS 123(R) on the Company’s financial position and results of operations. The Company is also evaluating the form of any stock based incentive compensation it may offer in the future.
     Product Warranty — The Company provides a warranty on its products for a period of up to two years, and provides for warranty costs at the time of sale based on historical activity. Changes in the warranty obligation during the period are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Beginning Balance	107	91	127	88
Additions related to sales	169	53	177	35
Warranty costs incurred	(135)	(32)	(163)	(11)

Ending Balance	141	112	141	112

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
3. Inventory
     Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Raw materials	$10,145	$9,659
Work in process	2,699	4,830
Finished goods	659	644

Total	$13,503	$15,133

4. Equipment and Leasehold Improvements, Net
     Equipment and leasehold improvements, net, consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Computer equipment and software	$1,789	$1,648
Furniture and fixtures	308	294
Machinery and equipment	2,866	3,101
Leasehold improvements	3,833	3,613

Sub-total	8,796	8,656
Accumulated depreciation and amortization	(3,862)	(3,264)

Total	$4,934	$5,392

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
     Of the Series A Senior Notes issued on November 26, 2002, notes in an aggregate principle amount of $1,342,000 were issued to employees of the Company for $536,000 in cash and $806,000 in deferred compensation. The deferred compensation amount vested, in equal annual installments, over four years from the grant date. Compensation expense was recognized and the corresponding debt amounts were accreted on a straight line basis over four years from the grant date. In connection with the IPO, the balance of $580,000 in deferred compensation vested on March 24, 2004.
     As of April 2, 2004, the Company had redeemed all of the outstanding Series A Senior Notes plus accrued interest.
     Bank Line of Credit — In November 2004, the Company entered into a loan and security agreement providing for revolver loans of up to $20,000,000 (with a $5,000,000 sublimit for letters of credit). The loan and security agreement requires compliance with certain financial covenants. These covenants include a tangible net worth target and minimum profitability and liquidity ratios. The revolver loans bear interest, at the Company’s option, at a rate equal to 1.5% per annum plus LIBOR or the reference rate established from time to time by the lender. Interest on the revolving loans is payable monthly, and the revolving facility matures on September 30, 2005. At any time prior to the revolving maturity date, the Company may elect to convert up to $10,000,000 of outstanding revolving borrowings into a three year term loan with quarterly payments of principal and interest. The term loan will bear interest, at the Company’s option, at a rate equal to 1.75% per annum plus LIBOR or 0.25% plus the reference rate. Obligations under the agreement are secured by a lien on substantially all of the Company’s assets. The obligations will be guaranteed by the Company’s domestic subsidiaries, and such guarantees will be secured by a lien on substantially all of their assets.
     During the first quarter of fiscal year 2005, the Company entered into a loan and security agreement providing for revolver loans of up to $3,000,000 with a bank in China. The three revolver loans covered under the agreement are denominated in Chinese Yuan and are secured by a standby letter of credit issued under the Company’s credit facility described above. Interest on two of the loans is 5.3% per annum. Interest on the third loan is equal to .95% per annum plus LIBOR which totaled 4.5% per annum at June 30, 2005. Interest is payable quarterly and principal is payable within 12 months. As of June 30, 2005, the balance owing under the revolver loans was $2,326,000.
6. Net Income Per Share
     Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.
     A summary of the Company’s net income per share for the three and six months ended June 30, 2005 and 2004 is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income	$692	$3,089	$1,886	$4,502

Shares used in computation — basic:
Weighted average common shares outstanding	16,398	16,310	16,384	13,319
Weighted average common shares outstanding subject to repurchase	(181)	(264)	(181)	(241)

Shares used in computing basic
Net income per share	16,217	16,046	16,203	13,078

Shares used in computation — diluted:
Weighted average common shares outstanding	16,217	16,046	16,203	13,078
Dilutive effect of common shares outstanding subject to repurchase	134	264	134	241
Dilutive effect of options outstanding	876	900	779	677

Shares used in computing diluted
Net income per share	17,227	17,210	17,116	13,996

Net income per share — basic	$0.04	$0.19	$0.12	$0.34

Net income per share — diluted	$0.04	$0.18	$0.11	$0.32

     The Company had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income per share, as their effect would have been anti-dilutive. Such outstanding securities consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Shares of common stock subject to repurchase	47	—	47	63
Outstanding options	453	58	928	266
7. Commitments and Contingencies
     At June 30, 2005, the Company had purchase commitments totaling $6,200,000 that primarily related to the purchase of inventory.

Item 2. Managements Discussion And Analysis of Financial Condition And Results Of Operations
     The information set forth in this quarterly report on Form 10-Q contains, or may be deemed to contain, “forward-looking statements” (as defined in the U.S. Private Securities Litigation Reform Act of 1995) which reflect our current views with respect to future events and financial performance. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify these forward-looking statements. Forward-looking statements contained in this quarterly report include, among others, statements made regarding (1) estimates made with respect to industry conditions, (2) our ability to fund future operations with cash flows from operations, existing cash balances and debt, (3) our expansion program in China (4) new product revenues, (5) our lease agreements and renewal options under those agreements, (6) customer and employee relationships, and (7) protection of our proprietary rights. All forward-looking statements address matters that involve risks and uncertainties. Accordingly, you should not rely on forward-looking statements, as there are or will be important factors that could cause our actual results, as well as those of the markets we serve and operate in, levels of activity, performance, achievements and prospects to differ materially from the results predicted or implied by these forward-looking statements. These risks, uncertainties and other factors include, among others, those identified below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and “Risk Factors.” We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.
Overview
     We are a developer and supplier of critical subsystems for the semiconductor capital equipment industry, producing primarily gas delivery systems along with other subsystems such as frame and top plate assemblies and process modules. Our products improve efficiency and reduce the costs of our customers’ design and manufacturing processes. Our customers are primarily original equipment manufacturers, or “OEMs”, of semiconductor capital equipment.
     Ultra Clean Holdings, Inc. was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Service, Inc., which we refer to as our “predecessor.” Our predecessor was founded in 1991 by Mitsubishi Corporation and was operated as a subsidiary of Mitsubishi until November 2002. Following the acquisition of our predecessor, which we refer to as the Ultra Clean Acquisition, we were approximately 95% owned by FP-Ultra Clean, LLC, a wholly-owned subsidiary of Francisco Partners, L.P. FP-Ultra Clean, LLC now owns approximately 55% of our outstanding common stock. We conduct our operating activities primarily through Ultra Clean Technology Systems and Service, Inc. and Ultra Clean Technology (Shanghai) Co., LTD., our wholly-owned subsidiaries.
Financial Highlights
     We experienced sequential sales growth for three consecutive quarters from the fourth quarter of 2003 through the second quarter of 2004. In the third quarter of 2004, however, we started to experience a weakening in new orders and a rise in customer requests for cancellations and postponements of existing orders that has continued through the second quarter of 2005. This weakness was due to a general softening in demand throughout the semiconductor capital equipment industry and a downturn in our particular market sector. As a result, revenues and gross margins for the second quarter of 2005 declined in comparison with the first quarter of 2005. For the second quarter of 2005, sales were $39.3 million, a decrease of $2.6 million, or 6.2%, as compared with the first quarter of 2005. Gross profit also declined sequentially to $5.6 million, or 14.2% of sales from $6.6 million, or 15.9% of sales, in the first quarter of 2005. These declines were partially offset by cost controls focused on curtailing operating expenses instituted during the second quarter. As a result, operating expenses during the second quarter of 2005 decreased sequentially to $4.5 million from $4.9 million in the previous quarter. Net income of $0.7 million during the second quarter of 2005 reflects the decrease in gross margins we experienced during the quarter, partially offset by lower operating expenses.
Critical Accounting Policies, Significant Judgments and Estimates
     In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In our case, SFAS 123(R) will be effective on January 1, 2006. SFAS 123(R) requires companies to expense the fair value of employee stock options and similar awards, including purchases made under an Employee Stock Purchase Plan. SFAS 123(R) applies to all outstanding and unvested share-based payment awards at adoption. We are currently evaluating the method of adoption and the impact of SFAS 123(R) on our financial position and results of operations. We are also evaluating the form of any stock based incentive compensation we may offer in the future.
     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure at the date of our financial statements. Estimates and judgments are reviewed on an on-going basis, including those related to sales, inventories, intangible assets, stock compensation and income taxes. The estimates and judgments are based on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We consider certain accounting policies related to the Ultra Clean acquisition, revenue recognition, inventory valuation, accounting for income taxes, valuation of intangible assets and goodwill and equity incentives to employees to be critical policies due to the estimates and judgments involved in each. A further discussion can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 30, 2005.
Results of Operations
     For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in our quarterly report.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Sales	100%	100%	100%	100%

Cost of goods sold	85.8%	83.6%	84.9%	84.3%

Gross profit	14.2%	16.4%	15.1%	15.7%

Operating expenses:
Research and development	1.9%	1.2%	1.8%	1.3%
Sales and marketing	2.2%	1.7%	2.2%	1.7%
General and administrative	7.1%	3.9%	7.5%	3.7%
Stock and other deferred compensation	0.1%	0.1%	0.1%	0.7%

Total operating expenses	11.3%	6.9%	11.6%	7.4%

Income from operations	2.9%	9.5%	3.5%	8.3%

Interest and other income (expense), net	0.1%	0.0%	0.1%	-0.4%

Income before provision for income taxes	3.0%	9.5%	3.6%	7.9%

Income tax provision	1.2%	3.8%	1.2%	3.1%

Net income	1.8%	5.7%	2.4%	4.8%

Sales
     We generate revenue primarily from the sale of gas delivery systems. We also manufacture other subsystems such as frame and top plate assemblies and process modules. We began shipping frame and top plate assemblies in late 2004 and process modules in 2005. Sales in the second quarter of 2005 decreased 27.9% to $39.3 million from $54.5 million in the second quarter of 2004. The decline reflects the continued softness we have been experiencing in demand as customers continue to reduce or delay semiconductor equipment orders. The decline was tempered by sales of new products. New product sales included sales of process modules and frame and top plate assemblies, which accounted for $2.4 million of net sales in the second quarter of 2005. Revenues from our China subsidiary accounted for $1.4 million of net sales in the second quarter of 2005. Sales in the second quarter of 2005 also included approximately $179,000 for a bill and hold revenue transaction that was collected prior to the filing of the 10-Q. Sales for the six months ended June 30, 2005 decreased 14.8% to $81.2 million from $95.3 million in the six months ended June 30, 2004. The decrease reflects the general slowdown in the semiconductor equipment industry and our particular market sector, partially offset by $4.5 million in sales of new non-gas panel products sold in the six months ended June 30, 2005. We expect new product and China subsidiary sales to contribute a larger percentage of total net sales in future periods.
     Historically, a relatively small number of OEM customers have accounted for a significant portion of our sales. In the three and six months ended June 30, 2005 and 2004, respectively, we had three customers that each accounted for 10% or more of sales: Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. As a group these three customers accounted for 90% of our sales for the three and six months ended June 30, 2005 and 93% of our sales for the three and six months ended June 30, 2004. We expect a moderate decline in revenues in the third quarter of 2005.
Gross Profit
     Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation associated with the design and manufacture of products sold. Gross profit for the second quarter of 2005 decreased to $5.6 million, or 14.2% of net sales, from $8.9 million, or 16.4% of net sales, in the second quarter of 2004. Gross profit for the six months ended June 30, 2005 decreased to $12.2 million, or 15.1% of net sales, from $15.0 million, or 15.7% of net sales, in the six months ended June 30, 2004. The decrease was due primarily to lower factory absorption start-up costs at our China facility and, to a lesser extent, an unfavorable product mix. We expect continued pricing pressure from our customers and we expect to continue to realize component price improvements from our suppliers. We expect the impact of these changes generally to offset each other. Further, the projected soft demand and the resulting lower overhead absorption will likely negatively impact gross margins in the third quarter of 2005.
Research and Development Expense
     Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for both the second quarter of 2005 and 2004 was approximately $0.7 million. As a percentage of sales, research and development expense increased to 1.9% of net sales in the second quarter of 2005 from 1.2% of net sales in the second quarter of 2004 due primarily to a higher revenue base in the comparable prior year period. Research and development expense increased to $1.4 million, or 1.8% of net sales, for the six months ended June 30, 2005 from $1.2 million, or 1.3% of net sales, for the six months ended June 30, 2004. This increase was primarily due to increased research and development spending related to product design and other product development activities for our new sub-assembly business.
Sales and Marketing Expense
     Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for both the second quarter of 2005 and 2004 was approximately $0.9 million. As a percentage of sales, sales and marketing expense increased to 2.2% of net sales in the second quarter of 2005 from 1.7% of net sales in the second quarter of 2004 due primarily to a higher revenue base in the comparable prior year period. Sales and marketing expense increased to $1.8 million, or 2.2% of net sales, for the six months ended June 30, 2005 from $1.6 million, or 1.7% of net sales, for the six months ended June 30, 2004. The increase was primarily attributable costs associated with new product evaluation units sent to customers.
General and Administrative Expense
     General and administrative expense consists primarily of salaries paid to, and the overhead associated with our administrative staff and professional fees. General and administrative expense for the second quarter of 2005 increased $0.7 million to $2.8 million, or 7.1% of net sales, from $2.1 million, or 3.9% of net sales, for the second quarter of 2004. The increase was primarily attributable to the addition of 13 general and administrative personnel for our facility in China, increased salary levels for employees and costs associated with a reduction in force that were fully paid out during the current quarter. General and administrative expense for the six months ended June 30, 2005 increased $2.5 million to $6.1 million, or 7.5% of net sales, from $3.6 million, or 3.7% of net sales, for the second quarter of 2004. The increase was due to the addition of personnel in China as discussed above, accounting and consulting costs relating to Sarbanes-Oxley 404 compliance and severance costs associated with the departure of our former Chief Financial Officer.
Stock and Other Deferred Compensation
     Stock and other deferred compensation expense for the second quarter of 2005 remained flat at $0.1 million compared with the second quarter of 2004. Stock and other deferred compensation expense for the six months ended June 30, 2005 declined to $0.1 million from $0.7 million in the six months ended June 30, 2004. This decrease was primarily attributable to the absence of stock charges relating to the vesting of our Series A Senior Notes following our IPO.
Interest and Other Income (Expense), net
     The increase in interest and other income (expense), net for the second quarter of 2005 and six months ended June 30, 2005 over the comparable prior periods is attributable to a decline in interest expense as a result of the retirement of all of our outstanding Series A Senior Notes in 2004.
Income Tax Provision
     Our effective tax rate for the second quarter and first six months of fiscal 2005 was 39.6% and 34.5%, respectively. The effective tax rate for the second quarter and first six months of 2004 was 40.0%. The decreased rate in 2005 reflects the inclusion of tax credits in our provision for the extraterritorial income exclusion and the manufacturers’ tax deduction for qualified production activities.
Liquidity and Capital Resources
     As of June 30, 2005, we had cash of $11.3 million as compared to $11.4 million as of December 31, 2004.
     Net cash used in operating activities for the six months ended June 30, 2005 decreased $0.2 million from the comparable period in fiscal 2004 to $2.0 million. Cash flows benefited by $10.9 million from lower inventory purchases and $6.5 million from lower working capital needs in accounts receivable. Cash flows were negatively impacted by $13.7 million in accounts payable and $1.7 million in accrued compensation and benefits as a result of lower working capital requirements.
     Net cash used in investing activities for the six months ended June 30, 2005 decreased $0.3 million to $0.6 million from $0.9 million in the comparable period of fiscal 2004. The decrease was primarily due to lower equipment and software purchases at our US locations, partially offset by purchases of equipment at our new facility in China.
     Net cash generated by financing activities for the six months ended June 30, 2005 decreased $2.1 million to $2.5 million from $4.6 million in the comparable period of fiscal 2004. We generated cash of $2.3 million during first six months of fiscal 2005 primarily through bank borrowings, which were used to fund start-up costs at our new facility in China. Net cash generated during the first six months of fiscal 2004 included the net proceeds from our IPO.

     During the first quarter of 2005, we entered into a loan and security agreement providing for revolver loans of up to $3.0 million with a bank in China. The three revolver loans covered under the agreement are denominated in Chinese Yuan and are secured by a standby letter of credit issued under our credit facility described above. Interest on two of the loans is 5.3% per annum while interest on the third loan is equal to .95% per annum plus LIBOR which totaled 4.5% per annum at June 30, 2005. Interest is payable quarterly and principal is payable within 12 months. As of June 30, 2005, the balance owing under the revolver loans was $2.3 million.
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

	Capital	Operating
Fiscal Year Ending December 31,	Leases	Leases*
	(in thousands)
Remaining portion of 2005	$44	$614
2006	79	794
2007	55	398
2008	24	149
2009	4	72
Thereafter	—	—

Total	$206	$2,027

*	Operating lease expense reflects the fact that (1) the lease for our headquarters facility in Menlo Park, California expired on July 31, 2005. We are currently on a month-to-month arrangement which may not be terminated by our landlord upon less than nine months prior written notice, (2) the lease for one of our manufacturing facilities in Austin, Texas expired on August 1, 2005 and is on month-to-month terms, (3) the lease for a second manufacturing facility in Austin, Texas expires on September 30, 2005 and (4) the lease for our manufacturing facility in Portland, Oregon expires on November 7, 2007. We expect to continue exercising our month-to-month options on our Menlo Park lease and to renew our other leases prior to expiration or lease other facilities. We have an option to renew our lease in Portland and one of the leases on our Austin facility for an additional five years, both of which we expect to exercise. Operating lease expense set forth above will increase upon renewal of these leases.
At June 30, 2005, we had purchase commitments totaling $8.4 million that primarily related to the purchase of inventory.

Risk Factors
The highly cyclical nature of the semiconductor industry and general economic slowdowns could harm our operating results.
     Our business and operating results depend in significant part upon capital expenditures by manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors. Historically, the semiconductor industry has been highly cyclical, with recurring periods of over-supply of semiconductor products that have had a severe negative effect on the demand for capital equipment used to manufacture semiconductors. We have experienced significant fluctuations in customer orders for our products. Our sales were $184.2 million in 2004, $77.5 million in 2003, and $84.3 million in 2002. Beginning in the third quarter of 2004, however, we started to experience a weakening in new orders and customer requests for cancellations and postponements of existing orders that is likely to continue into at least the latter half of 2005. Historically, semiconductor industry slowdowns have had, and future slowdowns may have, a material adverse effect on our operating results.
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
We have recently established operations in China, which exposes us to new risks associated with operating in a foreign country.
     We are exposed to political, economic, legal and other risks associated with operating in China, including:
•	foreign currency exchange fluctuations;

•	political, civil and economic instability;

•	tariffs and other barriers;

•	timing and availability of export licenses;

•	disruptions to our and our customers’ operations due to the outbreak of communicable diseases, such as SARS;

•	disruptions in operations due to the weakness of China’s domestic infrastructure, including transportation and energy;

•	difficulties in attracting new international customers;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing a distant international subsidiary and branch operations;

•	the burden of complying with foreign and international laws and treaties; and

•	potentially adverse tax consequences.
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
     Our ability to successfully execute our business plan in a rapidly evolving market requires an effective planning and management process. We have increased, and plan to continue to increase, the scope of our operations. Due to the cyclical nature of the semiconductor industry, however, future growth is difficult to predict. Our expansion efforts could be expensive and may strain our managerial and other resources. To manage future growth effectively, we must maintain and enhance our financial and operating systems and controls and manage expanded operations. Although we occasionally experience reductions in force, over time the number of people we employ has generally grown and we expect this number to continue to grow when our operations expand. The addition and training of new employees may lead to short-term quality control problems and place increased demands on our management and experienced personnel. If we do not manage growth properly, our business, operating results and financial condition could be adversely affected.

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
     We have and will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, the Public Company Accounting Oversight Board and the Nasdaq National Market, have required changes in the corporate governance practices of public companies. These new rules and regulations have increased our legal and financial compliance costs and have made legal, accounting and administrative activities more time-consuming and costly. For example, we have incurred substantially higher costs to obtain directors and officers insurance and create an ongoing compliance program to meet the requirements of Sarbanes-Oxley 404. In addition, as we gain experience with the requirements of being a public company combined with the increased activities of our business, we will need to continually evaluate our business processes and management structure, which could cause us to incur additional overhead costs.
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
     We rely on both single source and sole source suppliers, some of whom are relatively small in size, for many of the components we use in our products. In addition, our customers often specify components made by particular suppliers that we must incorporate into our products. Our suppliers are under no obligation to provide us with components. As a result, the loss of or failure to perform by any of these providers could adversely affect our business and operating results. In addition, the manufacturing of certain components and subassemblies is an extremely complex process. Therefore, if a supplier was unable to provide the volume of components we require on a timely basis and at acceptable prices, we would have to identify and qualify replacements from alternative sources of supply. The process of qualifying new suppliers for these complex components is lengthy and could delay our production and adversely affect our business, operating results and financial condition. We may also experience difficulty in obtaining sufficient supplies of components and raw materials in times of significant growth in our business. For example, we have in the past experienced shortages in supplies of various components, such as mass flow controllers, valves and regulators, and certain prefabricated parts, such as sheet metal enclosures, used in the manufacture of our products. In addition, one of our competitors manufactures mass flow controllers that may be specified by one or more of our customers. If we are unable to obtain these particular mass flow controllers from our competitor or convince a customer to select alternative mass flow controllers, we may be unable to meet that customer’s requirements, which could result in a loss of market share.
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
     We made capital expenditures of $3.4 million in 2004, $0.5 million in 2003 and $1.8 million in 2002. We made capital expenditures of $0.6 million in the first six months of fiscal 2005, most of which was for facility leasehold improvements and equipment in connection with the establishment of a manufacturing facility in Shanghai, China. The amount of our future capital requirements will depend on many factors, including:
•	the cost required to ensure access to adequate manufacturing capacity;

•	the timing and extent of spending to support product development efforts;

•	the timing of introductions of new products and enhancements to existing products;

•	changing manufacturing capabilities to meet new customer requirements; and

•	market acceptance of our products.
     Although we currently have a credit facility, we may need to raise additional funds through public or private equity or debt financing if cash and cash flow from operations are insufficient to fund our future activities. Our credit facility matures on September 30, 2005 and we may not be able renew it on favorable terms. Future equity financings could be dilutive to holders of our common stock, and debt financings could involve covenants that restrict our business operations. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, any of which could adversely affect our business, operating results and financial condition.
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
     During 2004 we completed negotiations with the landlord of our Menlo Park, California facilities. As a result of certain proposed zoning changes in the city of Menlo Park, we were unable to extend the lease. The lease is currently on a month-to-month basis and may not be terminated by our landlord upon less than nine months prior written notice. If we are unable to secure a lease for the Menlo Park facility on favorable terms at the end of the current lease, we will need to find new facilities and move all of our Menlo Park manufacturing, engineering, sales and marketing and administrative functions into new facilities. This move could disrupt manufacturing and we would incur additional costs associated with relocation to new facilities, which could have a material adverse effect on our results of operations.
Risks Related to Our Ownership by Francisco Partners
We will continue to be controlled by FP-Ultra Clean, LLC as long as FP-Ultra Clean, LLC owns a significant percentage of our common stock, and our other stockholders will be unable to affect the outcome of stockholder voting during such time.
     Francisco Partners, L.P., through its membership interests in FP-Ultra Clean, LLC, beneficially owns approximately 55% of our outstanding common stock. Pursuant to a stockholder’s agreement, our principal stockholder, FP-Ultra Clean, LLC, which is controlled by Francisco Partners, L.P., has the right, to nominate for election a majority of the members of our board of directors for so long as it holds at least 25% of our outstanding common stock.
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
     Such power could have the effect of delaying, deterring or preventing a change of control, business combination or other transaction that might otherwise be beneficial to our stockholders. FP-Ultra Clean, LLC also is not prohibited from selling a controlling interest in us to a third party or a participant in our industry. For additional information regarding our relationship with FP-Ultra Clean, LLC, you should read the section entitled “Certain Relationships and Related Party Transactions” contained in our proxy statement on Schedule 14A, as amended, filed with the Securities and Exchange Commission on May 10, 2005.
FP-Ultra Clean, LLC and its designees on our board of directors may have interests that conflict with our interests and the interests of our other stockholders.
     FP-Ultra Clean, LLC and its designees on our board of directors may have interests that conflict with, or are different from, our own and those of our other stockholders. Francisco Partners, L.P., which is the beneficial holder of approximately 55% of our outstanding common stock, through its membership interests in FP-Ultra Clean, LLC, has invested in or acquired other businesses that are involved in the semiconductor industry and may invest in or acquire others in the future. Conflicts of interest between FP-Ultra Clean, LLC and us or our other stockholders may arise. Our amended and restated certificate of incorporation does not contain any provisions designed to facilitate resolution of actual or potential conflicts of interest, or to ensure that potential business opportunities that may become available to both FP-Ultra Clean, LLC and us will be reserved for or made available to us. If an actual or potential conflict of interest develops involving one of our directors, our corporate governance guidelines provide that the director must report the matter immediately to our board of directors and audit committee for evaluation and appropriate resolution. Further, such director must recuse himself or herself from participation in the related discussion and abstain from voting on the matter. Nonetheless, conflicts of interest may not be resolved in a manner favorable to us or our other stockholders. In addition, FP-Ultra Clean, LLC and its director designees could delay or prevent an acquisition, merger or other transaction even if the transaction would benefit our other stockholders. In addition, FP-Ultra Clean, LLC’s significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.
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
     An active public market for our common stock may not develop or be sustained. The size of our public market capitalization is relatively small and the volume of our shares that are traded is low. The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates or equity prices. During the first quarter of fiscal 2005, we entered into a loan and security agreement providing for revolver loans of up to $3.0 million with a bank in

China. The three revolver loans covered under the agreement are denominated in Chinese Yuan and are secured by a standby letter of credit issued under our credit facility described above. Interest on two of the loans is 5.3% per annum. Interest on the third loan is equal to .95% per annum plus LIBOR, which totaled 4.5% per annum at June 30, 2005. Interest is payable quarterly and principal is payable within 12 months. As of June 30, 2005, the balance owing under the revolver loans was $2.3 million. If and when we enter into future borrowing arrangements or borrow under our existing revolving credit facility, we may seek to manage exposure to interest rate changes by using a mix of debt maturities and variable- and fixed-rate debt, together with interest rate swaps where appropriate, to fix or lower our borrowing costs. We do not make material sales in currencies other than the United States Dollar or have material purchase obligations outside of the United States with the exception of China where we have purchase commitments totaling $2.2 million in United States Dollar equivalents. We have performed a sensitivity analysis assuming a hypothetical 10-percent movement in foreign currency exchange rates and interest rates applied to the underlying exposures described above. As of June 30, 2005, the analysis indicated that such market movements would not have a material effect on our business, financial condition or results of operations. Although we do not anticipate any significant fluctuations, there can be no assurance that foreign currency exchange risk will not have a material impact on our financial position, results of operations or cash flow in the future
Item 4. Controls and Procedures
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders on May 20, 2005.
Proposal No. 1: The stockholders elected each of the following persons as a director to hold office until our 2006 Annual Meeting of Stockholders or until such director’s earlier retirement, resignation or removal.

Director’s Name	Votes For	Votes Withhold
Brian R. Bachman	16,022,037	135,448
Susan H. Billat	16,125,395	32,090
Dipanjan Deb	15,073,299	1,084,186
Kevin C. Eichler	16,125,595	31,890
Clarence L. Granger	15,622,457	535,028
David ibnAle	15,073,299	1,084,186
Thomas M. Rohrs	16,022,037	135,448
Proposal No. 2: The stockholders ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2005 with 16,059,395 affirmative votes, 97,440 negative votes and 650 votes abstaining.
Item 5. Other Information
None.

Item 6. Exhibits
(a) Exhibits
Exhibits filed with the current Report on Form 10-Q for the quarter ended June 30, 2005 are as follows:

Exhibit
Number	Description
10.1	Employment Agreement among Ultra Clean Technology Systems and Service, Inc., Ultra Clean Holdings, Inc. and Jack Sexton dated June 21, 2005, incorporated by reference from Exhibit 10.1 to the current report on Form 8-K filed with the Commission on June 22, 2005.

10.2	Amendment No.2 to Employment Agreement with Clarence Granger dated May 9, 2005, incorporated by reference from Exhibit 10.1 to the current report on Form 8-K filed with the Commission on May 13, 2005.

10.3	Employment Agreement with Kevin L. Griffin dated April 19, 2005, incorporated by reference from Exhibit 10.1 to the current report on Form 8-K filed with the Commission on April 19, 2005.

10.4	Separation Agreement with Phillip A. Kagel dated April 14, 2005, incorporated by reference from Exhibit 10.2 to the current report on Form 8-K filed with the Commission on April 19, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA CLEAN HOLDINGS, INC.
(Registrant)

August 12, 2005	By:	/s/Clarence L. Granger

	Name:	Clarence L. Granger
	Title:	President and Chief Executive Officer

August 12, 2005	By:	/s/ Jack Sexton

	Name:	Jack Sexton
	Title	Vice President and Chief Financial Officer

Exhibit Index

Exhibit
Number	Description
10.1	Employment Agreement among Ultra Clean Technology Systems and Service, Inc., Ultra Clean Holdings, Inc. and Jack Sexton dated June 21, 2005, incorporated by reference from Exhibit 10.1 to the current report on Form 8-K filed with the Commission on June 22, 2005.

10.2	Amendment No.2 to Employment Agreement with Clarence Granger dated May 9, 2005, incorporated by reference from Exhibit 10.1 to the current report on Form 8-K filed with the Commission on May 13, 2005.

10.3	Employment Agreement with Kevin L. Griffin dated April 19, 2005, incorporated by reference from Exhibit 10.1 to the current report on Form 8-K filed with the Commission on April 19, 2005.

10.4	Separation Agreement with Phillip A. Kagel dated April 14, 2005, incorporated by reference from Exhibit 10.2 to the current report on Form 8-K filed with the Commission on April 19, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.