Form 10-Q
period 2005-09-30
ULTRA CLEAN HOLDINGS INC
filed 2005-11-14
CIK 1275014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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
(650) 323-4100
Registrant’s telephone number, including area code
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐          No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐          No ☑
     Number of shares outstanding of the issuer’s common stock as of October 31, 2005: 16,437,650.

ULTRA CLEAN HOLDINGS, INC.
For the Three and Nine Months Ended September 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	September 30,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$14,124	$11,440
Accounts receivable	15,805	13,785
Inventory	13,625	15,133
Deferrred income taxes	2,340	2,340
Prepaid expenses and other	2,532	1,960

Total current assets	48,426	44,658

Equipment and leasehold improvements, net	4,796	5,392
Goodwill	6,110	6,617
Tradename	8,987	8,987
Deferred income taxes	1,768	1,768
Other non-current assets	233	276

Total assets	$70,320	$67,698

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Bank borrowings	$2,341	$—
Accounts payable	10,943	12,302
Accrued compensation and related benefits	1,082	1,546
Capital lease obligations, current portion	76	102
Other current liabilities	1,271	847

Total current liabilities	15,713	14,797

Capital lease obligations and other liabilities	368	426

Total liabilities	16,081	15,223

Commitments and contingencies (See note 7)

Stockholders’ equity:
Common stock — $0.001 par value, 90,000,000 authorized; 16,436,291 and 16,366,466 shares issued and outstanding, in 2005 and 2004, respectively	46,524	46,237
Deferred stock-based compensation	(414)	(571)
Retained earnings	8,129	6,809

Total stockholders’ equity	54,239	52,475

Total liabilities and stockholders’ equity	$70,320	$67,698

See notes to condensed consolidated financial statements.

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Sales	$27,540	$47,509	$108,754	$142,856

Cost of goods sold	24,967	39,706	93,941	120,050

Gross profit	2,573	7,803	14,813	22,806

Operating expenses:
Research and development	495	686	1,931	1,899
Sales and marketing	749	978	2,507	2,623
General and administrative	2,200	2,884	8,319	6,459
Stock and other deferred compensation	52	52	157	708

Total operating expenses	3,496	4,600	12,914	11,689

Income (loss) from operations	(923)	3,203	1,899	11,117

Interest and other income (expense), net	30	(2)	85	(413)

Income (loss) before provision for income taxes	(893)	3,201	1,984	10,704

Income tax provision (benefit)	(327)	1,288	664	4,289

Net income (loss)	$(566)	$1,913	$1,320	$6,415

Net income (loss) per share:
Basic	$(0.03)	$0.12	$0.08	$0.46
Diluted	$(0.03)	$0.11	$0.08	$0.43

Shares used in computing net income (loss) per share
Basic	16,252	16,051	16,219	14,069
Diluted	16,252	16,976	17,128	14,999
See notes to condensed consolidated financial statements.

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine months ended September 30,
	2005	2004

Cash flows from operating activities:
Net income	$1,320	$6,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,635	1,199
Loss on sale of equipment	30	—
Deferred income tax	—	(774)
Tax benefit from stock-based compensation	50	—
Amortization of deferred compensation	157	708
Changes in assets and liabilities:
Accounts receivable	(2,070)	(4,216)
Inventory	1,508	(7,607)
Prepaid expenses and other	(572)	(507)
Other non-current assets	43	10
Accounts payable	(1,359)	5,626
Accrued compensation and related benefits	(464)	(591)
Other liabilities	398	698

Net cash provided by operating activities	676	961

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,078)	(1,561)
Proceeds from sale of equipment and leasehold improvements	9	—
Acquisition-related tax benefit	507	—

Net cash used in investing activites	(562)	(1,561)

Cash flows from financing activities:
Principal payments on capital lease obligations	(58)	(79)
Proceeds from bank borrowings	2,341	—
Principal payments on notes to related parties	—	(30,593)
Proceeds from issuance of common stock	287	35,170

Net cash provided by financing activities	2,570	4,498

Net increase in cash	2,684	3,898
Cash at beginning of period	11,440	6,035

Cash at end of period	$14,124	$9,933

Supplemental cash flow information:
Income taxes paid	$—	$5,894

Interest paid	$72	$496

Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$—	$99

Restricted stock issued	$—	$438

See notes to condensed consolidated financial statements.

ULTRA CLEAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization, Basis of Presentation and Significant Accounting Policies
     Organization — The Company is a developer and supplier of critical subsystems for the semiconductor capital equipment industry, producing primarily gas delivery systems and other subsystems, including frame and top plate assemblies and process modules. The Company’s products improve efficiency and reduce the costs of our customers’ design and manufacturing processes. The Company’s customers are primarily original equipment manufacturers (“OEMs”) of semiconductor capital equipment.
     Basis of Presentation — The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America. This financial information reflects all adjustments which are, in the opinion of the Company, normal, recurring and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The Company’s December 31, 2004 balance sheet data were derived from audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated from the information provided.
     The presentation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on experience and on other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. Actual amounts may differ from those estimates.
     The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2004, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2005. The Company’s results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for any future periods.
     Concentration of Credit Risk — Financial instruments that subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company sells its products to U.S.-based semiconductor capital equipment manufacturers. The Company performs credit evaluations of its customers’ financial condition and generally requires no collateral.
     The Company had significant sales to three customers, each accounting for 10% or more of total sales during the quarter: Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. As a group these three customers accounted for 90% of the Company’s sales for the three and nine months ended September 30, 2005, 91% of the Company’s sales for the three months ended September 30, 2004 and 92% of the Company’s sales for nine months ended September 30, 2004. As a group, these customers accounted for 73% and 92% of accounts receivable at September 30, 2005 and December 31, 2004, respectively.

     Fiscal Year — Effective January 1, 2003, the Company adopted a 52-53 week fiscal year ending on the Friday nearest December 31. For presentation purposes, the Company presents each fiscal period as if it ended on the last day of the month. All references to quarters refer to fiscal quarters.
     Comprehensive Income — In accordance with SFAS No. 130, “Reporting Comprehensive Income”, the Company reports the change in its net assets during the period from non-owner sources by major components and as a single total. Comprehensive income for the three and nine month periods ended September 30, 2005 and 2004, respectively, was the same as net income.
     Stock-Based Compensation — The Company accounts for its employee stock purchase plan and employee stock-based compensation plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation”. Accordingly, no compensation is recognized for purchase rights issued through the employee stock purchase plan or employee stock-based awards granted with exercise prices greater than or equal to the fair value of the underlying common stock at the date of grant. The Company applies the disclosure provisions of FASB Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”.
     SFAS No. 123, “Accounting for Stock-Based Compensation”, requires the disclosure of pro forma net income as though the Company had adopted the fair value method since the inception of the Company. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of certain option pricing models, including the Black-Scholes option pricing model. Such models were developed to estimate the fair value of freely tradable, fully transferable options with no vesting restrictions, conditions that differ significantly from the Company’s stock option awards. These models also require the use of subjective assumptions, including expected time to exercise, which greatly affect the calculated values.
     The Company amortizes deferred stock-based compensation on the straight-line method over the vesting period of the stock options it grants, generally four years. Had compensation expense been determined based on the fair value at the grant date for all employee awards, consistent with the provisions of SFAS No. 123, the Company’s pro forma net income and net income per share would have been as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net income (loss) as reported	$(566)	$1,913	$1,320	$6,415
Add: stock-based employee compensation included in reported net income (loss), net of tax	34	31	106	77
Less: total stock-based compensation determined under the fair value based method for all awards, net of tax	(233)	(114)	(504)	(255)

Pro forma net income (loss)	$(765)	$1,830	$922	$6,237

Basic net income (loss) per share:
As reported	$(0.03)	$0.12	$0.08	$0.46
Pro forma	$(0.05)	$0.11	$0.06	$0.44

Diluted net income (loss) per share:
As reported	$(0.03)	$0.11	$0.08	$0.43
Pro forma	$(0.05)	$0.11	$0.05	$0.42
     These calculations were made using the Black-Scholes option pricing model for the three and nine months ended September 30, 2005 and 2004. The weighted average estimated fair value of employee stock option grants for the three and nine months ended September 30, 2005 was $3.28 and $3.52 per share, respectively. The weighted average estimated fair value of employee stock option grants for the three and nine months ended September 30, 2004 was $3.97 and $4.16, respectively. The following assumptions were used:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Expected dividend yield	0%	0%	0%	0%
Expected volatility	57.8%	70.0%	58.0%	70.0%
Risk-free interest rate	4.2%	3.7%	3.8%	3.3%
Expected life (in years)	5	5	5	5
     Under SFAS 123, pro forma compensation cost is calculated for the fair market value of the stock purchase rights granted under our Employee Stock Purchase Plan. For the three and nine months ended September 30, 2005, the weighted average estimated fair value of employee purchase rights granted under the Employee Stock Purchase Plan was $1.86 and $1.75, respectively. For the three and nine months ended September 30, 2004, the weighted average estimated fair value of employee purchase rights granted under the Employee Stock Purchase Plan was $2.14. The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the Employee Stock Purchase Plan:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Expected dividend yield	0%	0%	0%	0%
Expected volatility	45.4%	47.9%	47.5%	47.9%
Risk-free interest rate	3.7%	1.8%	3.0%	1.8%
Expected life (in years)	0.5	0.5	0.5	0.5

The Company’s calculations are based on the single option valuation approach and forfeitures are recognized as they occur.
     In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires companies to expense the fair value of employee stock options and similar awards, including purchases made under an Employee Stock Purchase Plan. The Company will adopt SFAS 123(R) effective January 1, 2006. SFAS 123(R) applies to all outstanding and unvested share-based payment awards at adoption. The Company is currently evaluating the method of adoption and the impact of SFAS 123(R) on its financial position and results of operations. However, the Company expects the adoption of SFAS 123(R) to have a significant adverse impact on our results from operations.
     Product Warranty — The Company provides a warranty on its products for a period of up to two years, and provides for warranty costs at the time of sale based on historical activity. Changes in the warranty obligation during the period are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Beginning Balance	141	112	127	88
Additions related to sales	(54)	33	53	110
Warranty costs incurred	(8)	(16)	(101)	(69)

Ending Balance	79	129	79	129

2. Initial Public Offering
     On March 24, 2004, the Company entered into an agreement to sell 6,000,000 shares of its common stock in an initial public offering (“IPO”) at a price to the public of $7.00 per share. After deducting the underwriting discount of $0.49 per share, net proceeds to the Company were approximately $39.1 million. The Company received the proceeds during the second quarter of 2004. Of the net proceeds, approximately $31.1 million was used to redeem the Company’s outstanding Series A Senior Notes plus accrued interest.
     On April 21, 2004, as part of the Company’s IPO, FP-Ultra Clean, LLC, the Company’s controlling stockholder, sold 720,350 shares of the Company’s common stock in connection with the exercise by the underwriters of an over-allotment option. The Company did not receive any of the proceeds from the exercise of the over-allotment option.

3. Inventory
     Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004

Raw materials	$9,166	$9,659
Work in process	4,162	4,830
Finished goods	297	644

Total	$13,625	$15,133

4.	Equipment and Leasehold Improvements, Net

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004

Computer equipment and software	$1,814	$1,648
Furniture and fixtures	308	294
Machinery and equipment	2,970	3,101
Leasehold improvements	4,133	3,613

Sub-total	9,225	8,656
Accumulated depreciation and amortization	(4,429)	(3,264)

Total	$4,796	$5,392

5.	Goodwill and Tradename

Goodwill and Tradename balances were as follows (in thousands):

	September 30,	December 31,
	2005	2004

Goodwill	$6,110	$6,617
Tradename	8,987	8,987

Total	$15,097	$15,604

The change in goodwill in the quarter ended September 30, 2005 was the result of acquisition-related tax benefits of $507,000.
6. Notes Payable and Borrowing Arrangements
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
     As of April 2, 2004, the Company repaid all of the outstanding Series A Senior Notes plus accrued interest.
     Bank Line of Credit — In November 2004, the Company entered into a loan and security agreement providing for revolver loans of up to $20,000,000 (with a $5,000,000 sublimit for letters of credit). The loan and security agreement contains certain financial covenants, including a tangible net worth target and minimum profitability and liquidity ratios. Revolver loans under the loan and security agreement bear interest, at the Company’s option, at a rate equal to 1.5% per annum plus LIBOR or the reference rate established from time to time by the lender. Interest on the revolving loans is payable monthly, and the revolving facility matures on December 31, 2005. At any time prior to the revolving maturity date, the Company may elect to convert up to $10,000,000 of outstanding revolving borrowings into a three year term loan with quarterly payments of principal and interest. This term loan would bear interest, at the Company’s option, at a rate equal to 1.75% per annum plus LIBOR or 0.25% plus the reference rate. Obligations under the agreement are secured by a lien on substantially all of the Company’s assets. The obligations will be guaranteed by the Company’s domestic subsidiaries, and such guarantees will be secured by a lien on substantially all of their assets.
     During the first quarter of fiscal year 2005, the Company entered into a loan and security agreement providing for revolver loans of up to $3,000,000 with a bank in the People’s Republic of China. The three revolver loans covered under the agreement are denominated in Chinese Yuan and are secured by a standby letter of credit issued under the Company’s credit facility described above. Interest on two of the loans is 5.3% per annum. Interest on the third loan is equal to         .95% per annum plus LIBOR which totaled 4.5% per annum at September 30, 2005. Interest is payable quarterly and principal is payable within 12 months of borrowing. As of September 30, 2005, the balance outstanding under the revolver loans was $2,341,000.
7. Net Income (Loss) Per Share
     Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.

     A summary of the Company’s net income (loss) per share for the three and nine months ended September 30, 2005 and 2004 is as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(566)	$1,913	$1,320	$6,415

Shares used in computation — basic:
Weighted average common shares outstanding	16,433	16,315	16,400	14,318
Weighted average common shares outstanding subject to repurchase	(181)	(264)	(181)	(249)

Shares used in computing basic
Net income (loss) per share	16,252	16,051	16,219	14,069

Shares used in computation — diluted:
Weighted average common shares outstanding	16,252	16,051	16,219	14,069
Dilutive effect of common shares outstanding subject to repurchase	—	201	135	201
Dilutive effect of options outstanding	—	724	774	729

Shares used in computing diluted
Net income (loss) per share	16,252	16,976	17,128	14,999

Net income (loss) per share — basic	$(0.03)	$0.12	$0.08	$0.46

Net income (loss) per share — diluted	$(0.03)	$0.11	$0.08	$0.43

     The Company had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income per share, as their effect would have been anti-dilutive. Such outstanding securities consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Shares of common stock subject to repurchase	181	63	47	63
Outstanding options	2,134	469	983	469
8. Commitments and Contingencies
     At September 30, 2005, the Company had purchase commitments totaling $11,379,000 that related primarily to the purchase of inventory.
     On September 2, 2005, the Company filed suit in the federal court for the Northern District of California against Celerity seeking a declaratory judgment that the Company’s’s new substrate technology does not infringe certain of Celerity’s patents and/or that Celerity’s patents are invalid. On September 13, 2005, Celerity filed suit in the federal court for Delaware alleging the Company has infringed seven patents by developing and marketing products that use Celerity’s fluid distribution technology. The Delaware litigation was transferred to the Northern District of California on October 19, 2005, and is in the process of being consolidated with the Company’s previously filed declaratory judgment action. The Company believes the claims made by Celerity are without merit and intends to defend the lawsuit vigorously.

Item 2. Managements Discussion And Analysis of Financial Condition And Results Of Operations
     The information set forth in this quarterly report on Form 10-Q contains, or may be deemed to contain, “forward-looking statements” (as defined in the U.S. Private Securities Litigation Reform Act of 1995) which reflect our current views with respect to future events and financial performance. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify these forward-looking statements. Forward-looking statements contained in this quarterly report include, among others, statements made regarding (1) estimates with respect to industry conditions, (2) our ability to fund future operations with cash flows from operations, existing cash balances and debt, (3) our expansion program in China (4) new product revenues, (5) our lease agreements and renewal options under those agreements, (6) customer and employee relationships and (7) protection of our proprietary rights. All forward-looking statements address matters that involve risks and uncertainties. Accordingly, you should not rely on forward-looking statements, as there are or will be important factors that could cause our actual results, as well as those of the markets we serve and operate in, levels of activity, performance, achievements and prospects to differ materially from the results predicted or implied by these forward-looking statements. These risks, uncertainties and other factors include, among others, those identified below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and “Risk Factors”. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.
Overview
     We are a developer and supplier of critical subsystems for the semiconductor capital equipment industry, producing primarily gas delivery systems and other subsystems, including frame and top plate assemblies and process modules. Our products improve efficiency and reduce the costs of our customers’ design and manufacturing processes. Our customers are primarily original equipment manufacturers, or “OEMs,” of semiconductor capital equipment.
     Ultra Clean Holdings, Inc. was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Service, Inc., which we refer to as “our predecessor”. Our predecessor was founded in 1991 by Mitsubishi Corporation and was operated as a subsidiary of Mitsubishi until November 2002. Following the acquisition of our predecessor, we were approximately 95% owned by FP-Ultra Clean, LLC, a wholly-owned subsidiary of Francisco Partners, L.P. FP-Ultra Clean, LLC now owns approximately 55% of our outstanding common stock. We conduct our operating activities primarily through our two wholly-owned subsidiaries, Ultra Clean Technology Systems and Service, Inc. and Ultra Clean Technology (Shanghai) Co., LTD.
Financial Highlights
     We generate revenue primarily from the sale of gas delivery systems and began manufacturing frame and top plate assemblies in 2004 and process modules in 2005. Our operating results for fiscal 2004 reflect a recovery in the semiconductor capital equipment industry. However, industry demand began to slow in late 2004 and has continued to remain tepid through the third quarter of 2005. As a result, revenues and gross margins for the third quarter of 2005 declined in comparison with the third quarter of 2004. For the third quarter of 2005, sales were $27.5 million, a decrease of $11.8 million, or 29.9%, from the second quarter of 2005. Gross profit in the third quarter of 2005 also declined to $2.6 million, or 9.3% of sales, from $5.6 million, or 14.2% of sales, in the second quarter of 2005. The impact of these declines on income from operations was partially offset by our continued focus on cost controls, including reduction in force activities, during the third quarter. As a result, operating expenses during the third quarter of 2005 decreased to $3.5 million from $4.5 million in the second quarter of 2005. Net loss of $(0.6) million during the third quarter of 2005 reflects the decrease in gross margins experienced during the quarter, partially offset by lower operating expenses.
Critical Accounting Policies, Significant Judgments and Estimates
     In December 2004, FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. We will adopt SFAS 123(R) as of January 1, 2006. SFAS 123(R) requires companies to expense the fair value of employee stock options and similar awards, including purchases made under an Employee Stock Purchase Plan. SFAS 123(R) applies to all outstanding and unvested share-based payment awards at adoption. We are currently evaluating the method of adoption and the impact of SFAS 123(R) on our financial position and results of operations. However, the Company expects the adoption of SFAS 123(R) to have a significant adverse impact on our results from operations
     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure at the date of our financial statements. Estimates and judgments are reviewed on an on-going basis, including those related to sales, inventories, intangible assets, stock compensation and income taxes. The estimates and judgments are based on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We consider certain accounting policies related to the Ultra Clean acquisition, revenue recognition, inventory valuation, accounting for income taxes, valuation of intangible assets and goodwill and equity incentives to employees to be critical policies due to the estimates and judgments involved in each. A further discussion can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 30, 2005.
Results of Operations
     For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in our quarterly report.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Sales	100%	100%	100%	100%

Cost of goods sold	90.7%	83.6%	86.4%	84.0%

Gross profit	9.3%	16.4%	13.6%	16.0%

Operating expenses:
Research and development	1.8%	1.4%	1.8%	1.3%
Sales and marketing	2.7%	2.1%	2.3%	1.9%
General and administrative	8.0%	6.1%	7.6%	4.5%
Stock and other deferred compensation	0.2%	0.1%	0.1%	0.5%

Total operating expenses	12.7%	9.7%	11.8%	8.2%

Income (loss) from operations	(3.4%)	6.7%	1.8%	7.8%

Interest and other income (expense), net	0.1%	—	0.1%	(0.3%)

Income (loss) before provision for income taxes	(3.3%)	6.7%	1.9%	7.5%

Income tax provision (benefit)	(1.2%)	2.7%	0.6%	3.0%

Net income (loss)	(2.1%)	4.0%	1.3%	4.5%

Sales
     Sales in the third quarter of 2005 decreased 42.0% to $27.5 million from $47.5 million in the third quarter of 2004. The decline reflects continued softness in demand that we have been experiencing as customers continue to reduce or delay semiconductor equipment orders. The decline was tempered by sales of new products, including sales of process modules and frame and top plate assemblies, which accounted for $2.4 million of net sales in the third quarter of 2005. Sales for the nine months ended September 30, 2005 decreased 23.9% to $108.7 million from $142.9 million in the nine months ended September 30, 2004. The decrease reflects softening demand among semiconductor capital equipment manufacturers as the industry continues to cope with weakness in end-market demand. We recorded $6.9 million in sales of new non-gas panel products during the nine months ended September 30, 2005. We expect a moderate increase in sequential revenues for the fourth quarter of 2005 and expect new product sales and sales by our China subsidiary to contribute a larger percentage of total net sales in future periods.
     Historically, a relatively small number of OEM customers have accounted for a significant portion of our sales. In the three and nine months ended September 30, 2005 and 2004, respectively, three customers each accounted for 10% or more of our total sales: Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. As a group these three customers accounted for 90% of our sales for the three and nine months ended September 30, 2005, 91% of our net sales for the three months ended September 30, 2004 and 92% of our sales for the nine months ended September 30, 2004.

Gross Profit
     Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation associated with the design and manufacture of products sold. Gross profit for the third quarter of 2005 decreased to $2.6 million, or 9.3% of net sales, from $7.8 million, or 16.4% of net sales, in the third quarter of 2004. Gross profit for the nine months ended September 30, 2005 decreased to $14.8 million, or 13.6% of net sales, from $22.8 million, or 16.0% of net sales, in the nine months ended September 30, 2004. The decrease in gross profit was due primarily to lower factory absorption. We expect gross margins to improve moderately in the fourth quarter of 2005 from higher factory utilization on a higher revenue base.
Research and Development Expense
     Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the third quarter of 2005 was $0.5 million, or 1.8% of net sales, compared with $0.7 million, or 1.4% of net sales, for the third quarter of 2004. The decline in dollars was due to cost controls, including mandatory time off and reduction in force activities, and reduced development activities during the quarter. Research and development expense was $1.9 million for each of the nine month periods ended September 30, 2005 and 2004. As a percentage of sales, research and development expense increased to 1.8% of net sales for the nine months ended September 30, 2005 compared to 1.3% of net sales for the nine months ended September 30, 2004. This increase was due primarily to a higher revenue base in the comparable prior year period.
Sales and Marketing Expense
     Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the third quarter of 2005 was $0.7 million, or 2.7% of net sales, compared with $1.0 million, or 2.1% of net sales, in the third quarter of 2004. The decline in dollars was due primarily to cost control activities, including mandatory time off and reduction in force activities, during the quarter. Sales and marketing expense decreased slightly to $2.5 million, or 2.3% of net sales, for the nine months ended September 30, 2005 from $2.6 million, or 1.9% of net sales, for the nine months ended September 30, 2004. The decrease was attributable primarily to cost control activities offset by other costs associated with new product evaluation units sent to customers in 2005.
General and Administrative Expense
     General and administrative expense consists primarily of salaries and overhead associated with our administrative staff and professional fees. General and administrative expense for the third quarter of 2005 decreased $0.7 million to $2.2 million, or 8.0% of net sales, from $2.9 million, or 6.1% of net sales, in the third quarter of 2004. The decrease in dollars was attributable primarily to cost control activities such as mandatory time off and reduction in force activities, and lower levels of consulting costs. General and administrative expense increased to $8.3 million, or 7.6% of net sales, for the nine months ended September 30, 2005 from $6.5 million, or 4.5% of net sales, for the nine months ended September 30, 2004. The increase was due to the addition of administrative personnel in China, accounting and consulting costs relating to Sarbanes-Oxley 404 compliance and severance costs associated with the departure of our former Chief Financial Officer.

Stock and Other Deferred Compensation
     Stock and other deferred compensation expense for the third quarter of 2005 remained flat at $0.1 million compared with the third quarter of 2004. Stock and other deferred compensation expense for the nine months ended September 30, 2005 declined to $0.2 million from $0.7 million in the nine months ended September 30, 2004. This decrease was attributable primarily to the absence of stock charges relating to the vesting of our Series A Senior Notes following our IPO.
Interest and Other Income (Expense), net
     The increase in interest and other income (expense), net for the third quarter of 2005 and nine months ended September 30, 2005 over the comparable prior periods is attributable primarily to increased income earned on higher cash balances and a decline in interest expense as a result of the retirement of all of our outstanding Series A Senior Notes in 2004.
Income Tax Provision
     Our effective tax rates for the three and nine months ended September 30, 2005 were 36.6% and 33.5%, respectively. Our effective tax rates for the three and nine months ended September 30, 2004 were 40.2% and 40.1%, respectively. The decreased rate in 2005 reflects primarily a change in our estimate with respect to export tax benefits. The effective tax rate is dependent upon the geographic mix of worldwide earnings and financial results for the remainder of 2005.
Liquidity and Capital Resources
     As of September 30, 2005, we had cash of $14.1 million compared to $11.4 million as of December 31, 2004.
     Net cash provided by operating activities for the nine months ended September 30, 2005 decreased $0.3 million from the comparable period in fiscal 2004 to $0.7 million. Cash flows benefited by $9.1 million from lower inventory purchases and $2.1 million from lower accounts receivable. Cash flows were negatively impacted by $7.0 million from lower accounts payable and a decline of $5.1 million in net income.
     Net cash used in investing activities for the nine months ended September 30, 2005 decreased $1.0 million to $0.6 million from $1.6 million in the comparable period of fiscal 2004. The decrease was due primarily to higher levels of equipment purchases for our facility in China in the prior year.
     Net cash generated by financing activities for the nine months ended September 30, 2005 decreased $1.9 million to $2.6 million from $4.5 million in the comparable period of fiscal 2004. We generated cash of $2.3 million during the first nine months of fiscal 2005 primarily through bank borrowings, which were used to fund start-up costs at our facility in China. Net cash generated during the first nine months of fiscal 2004 included the net proceeds from our initial public offering, partially offset by the retirement of our Series A Senior Notes.
     During the first quarter of 2005, we entered into a loan and security agreement providing for revolver loans of up to $3.0 million with a bank in China. The three revolver loans covered under the agreement are denominated in Chinese Yuan and are secured by a standby letter of credit issued under our credit facility. Interest on two of the loans is 5.3% per annum and interest on the third loan is equal to .95% per annum plus LIBOR, which totaled 4.5% per annum at September 30, 2005. Interest is payable quarterly and principal is payable within 12 months of borrowing. As of September 30, 2005, the balance outstanding under the three revolver loans was $2.3 million.

     We anticipate that we will continue to finance our operations with cash flows from operations, existing cash balances and a combination of long-term debt and/or lease financing and additional sales of equity securities. The combination and sources of capital will be determined by management based on our then-current needs and prevailing market conditions. Although cash requirements fluctuate based on the timing and extent of many factors, management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy our liquidity requirements for at least the next 12 months.
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

	Capital	Operating
Fiscal Year Ending December 31,	Leases	Leases*
	(in thousands)
Remaining portion of 2005	$22	$328
2006	79	986
2007	55	590
2008	24	309
2009	4	72
Thereafter	—	—

Total	$184	$2,285

*	Operating lease expense reflects the fact that (1) the lease for our headquarters facility in Menlo Park, California expired on July 31, 2005, renews monthly and may not be terminated by our landlord upon less than nine months prior written notice and (2) the lease for our manufacturing facility in Portland, Oregon expires on November 7, 2007. We expect to continue exercising our month-to-month options on our Menlo Park lease and to renew our Portland lease prior to expiration or lease other facilities. We have an option to renew our lease in Portland, which we expect to exercise. Operating lease expense set forth above will increase upon renewal of these leases.
At September 30, 2005, we had purchase commitments totaling $11.4 million that relate primarily to the purchase of inventory.

Risk Factors
The highly cyclical nature of the semiconductor industry and general economic slowdowns could harm our operating results.
     Our business and operating results depend in significant part upon capital expenditures by manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors. Historically, the semiconductor industry has been highly cyclical, with recurring periods of over-supply of semiconductor products that have had a severe negative effect on the demand for capital equipment used to manufacture semiconductors. We have experienced and anticipate that we will continue to experience significant fluctuations in customer orders for our products. Our sales were $184.2 million in 2004, $77.5 million in 2003, and $84.3 million in 2002. Beginning in the third quarter of 2004, however, we started to experience a weakening in new orders and an increase in customer requests for cancellations and postponements of existing orders that has continued through the third quarter of 2005. Historically, semiconductor industry slowdowns have had, and future slowdowns may have, a material adverse effect on our operating results.
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
We may experience difficulties and incur significant costs as a result of evaluating or completing acquisitions of companies, assets, businesses or technologies, and the anticipated benefits of any completed or contemplated acquisitions may never be realized.
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
We may not be able to successfully integrate any business, products, technologies or personnel that we acquire, and our failure to do so could have a material adverse effect on our business, financial condition and operating results.

We rely on a small number of customers for a significant portion of our sales and any impairment of our relationships with these customers would adversely affect our business.
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
     We have had to qualify, and are required to maintain our status, as a supplier for each of our customers. This is a lengthy process that involves the inspection and approval by a customer of our engineering, documentation, manufacturing and quality control procedures before that customer will place volume orders. Our ability to lessen the adverse effect of any loss of or reduction in sales to an existing customer through the rapid addition of one or more new customers is minimal because of these qualification requirements. Consequently, our business, operating results and financial condition would be adversely affected by the loss of, or any reduction in orders by, any of our significant customers.
We have recently established operations in China, which exposes us to new risks associated with operating in a foreign country.
     We are exposed to political, economic, legal and other risks associated with operating in China, including:
•	foreign currency exchange fluctuations;

•	political, civil and economic instability;

•	tariffs and other barriers;

•	timing and availability of export licenses;

•	disruptions to our and our customers’ operations due to the outbreak of communicable diseases, such as SARS and avian flu;

•	disruptions in operations due to the weakness of China’s domestic infrastructure, including transportation and energy;

•	difficulties in attracting new international customers;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing a distant international subsidiary and branch operations;

•	the burden of complying with foreign and international laws and treaties; and

•	potentially adverse tax consequences.
     In addition, while over the past several years the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization, the Chinese government may not continue these policies or may significantly alter them to our detriment from time to time without notice. Changes in laws and regulations or their interpretation the imposition of confiscatory taxation policies and restrictions on currency conversion or imports and sources of supply could materially and aversely affect our Chinese operations, which could result in a total loss of our investment in that country and materially and adversely affect our future operating results.
Our quarterly revenue and operating results fluctuate significantly from period to period and this may cause volatility in our common stock price.
     Our quarterly revenue and operating results have fluctuated significantly in the past and we expect them to continue to fluctuate in the future for a variety of reasons, including:
•	demand for and market acceptance of our products as a result of the cyclical nature of the semiconductor industry or otherwise, often resulting in reduced sales during industry downturns and increased sales during periods of industry recovery;

•	changes in the timing and size of orders by our customers;

•	cancellations and postponements of previously placed orders;

•	pricing pressure from either our competitors or our customers, resulting in the reduction of our product prices;

•	disruptions or delays in the manufacturing of our products or in the supply of components or raw materials that are incorporated into or used to manufacture our products, thereby causing us to delay the shipment of products;

•	changes in design-to-delivery cycle times;

•	inability to quickly reduce our costs in step with possible reductions in our prices or in response to decreased demand for our products;

•	changes in our mix of products sold;

•	geographic mix of worldwide earnings;

•	write-offs of excess or obsolete inventory; and

•	announcements by our competitors of new products, services or technological innovations, which may, among other things, render our products less competitive.
     As a result of the foregoing, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful and that these comparisons may not be an accurate indicator of our future performance. Changes in the timing or terms of a small number of transactions could disproportionately affect our operating results in any particular quarter. Moreover, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, we would expect to experience an immediate and significant decline in the trading price of our common stock.
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
     Our revenue is difficult to forecast because we generally do not have a material backlog of unfilled orders and because of the short time frame within which we are often required to design, produce and deliver products to our customers. Most of our revenue in any quarter depends on customer orders for our products that we receive and fulfill in the same quarter. We do not have long-term purchase orders or contracts that contain minimum purchase commitments from our customers. Instead, we receive non-binding forecasts of the future volume of orders from our customers. Occasionally, we order and build component inventory in advance of the receipt of actual customer orders. Customers may cancel order forecasts, change production quantities from forecasted volumes or delay production for reasons beyond our control. Furthermore, reductions, cancellations or delays in customer order forecasts occur without penalty to or compensation from the customer. Reductions, cancellations or delays in forecasted orders could cause us to hold inventory longer than anticipated, which could reduce our gross profit, restrict our ability to fund our operations and cause us to incur unanticipated reductions or delays in revenue. If we do not obtain orders as we anticipate, we could have excess component inventory for a specific product that we would not be able to sell to another customer, likely resulting in inventory write-offs, which could have a material adverse affect on our business, financial condition and operating results. In addition, because many of our costs are fixed in the short-term, we could experience deterioration in our gross profit when our production volumes decline.
The manufacturing of our products is highly complex, and if we are not able to manage our manufacturing and procurement process effectively, our business and operating results will suffer.
The manufacturing of our products is a highly complex process that involves the integration of multiple components and requires effective management of our supply chain while meeting our customers’ design-to-delivery cycle time requirements. Through the course of the manufacturing process, our customers may modify design and system configurations in response to changes in their own customers’ requirements. In order to rapidly respond to these modifications and deliver our products to our customers in a timely manner, we must effectively manage our manufacturing and procurement process. If we fail to manage this process effectively, we risk losing customers and damaging our reputation. In addition, if we acquire inventory in excess of demand or that does not meet customer specifications, we would incur excess or obsolete inventory costs. As a result, this could limit our growth and have a material adverse effect on our business, financial condition and operating results.
OEMs may not continue to outsource gas panels and other subsystem manufacturing for their capital equipment, which would adversely impact our operating results.
     The success of our business depends on OEMs continuing to outsource the manufacturing of gas panels and other subsystems for their semiconductor capital equipment. Most of the largest OEMs have already outsourced a significant portion of their gas panels and other subsystems. If OEMs do not continue to outsource gas panel and other subsystems for their capital equipment, our revenue would be significantly reduced, which would have a material adverse affect on our business, financial condition and operating results. In addition, if we are unable to obtain additional business from OEMs even if they continue to outsource their production of gas panel and other subsystems, our business, financial condition and operating results could be adversely affected.

We have experienced significant growth in our business in recent periods, and we may not be able to manage our future growth successfully.
     Our ability to execute our business plan successfully in a rapidly evolving market requires an effective planning and management process. We have increased, and plan to continue to increase, the scope of our operations. Due to the cyclical nature of the semiconductor industry, however, future growth is difficult to predict. Our expansion efforts could be expensive and may strain our managerial and other resources. To manage future growth effectively, we must maintain and enhance our financial and operating systems and controls and manage expanded operations. Although we occasionally experience reductions in force, over time the number of people we employ has generally grown and we expect this number to continue to grow when our operations expand. The addition and training of new employees may lead to short-term quality control problems and place increased demands on our management and experienced personnel. If we do not manage growth properly, our business, operating results and financial condition could be adversely affected.
Our business is largely dependent on the know-how of our employees, and we generally do not have a protected intellectual property position.
     Our business is largely dependent upon our design, engineering, manufacturing and testing know-how. We rely on a combination of trade secrets and contractual confidentiality provisions and, to a much lesser extent, patents, copyrights and trademarks, to protect our proprietary rights. Accordingly, our intellectual property position is more vulnerable than it would be if it were protected by patents. If we fail to protect our proprietary rights successfully, our competitive position could suffer, which could harm our operating results. We may be required to spend significant resources to monitor and protect our proprietary rights and, in the event we do not detect infringement of our proprietary rights, we may lose our competitive position in the market if any such infringement occurs. In addition, competitors may design around our technology or develop competing technologies and know-how.
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
     Our competitors are primarily companies that design and manufacture gas delivery systems for semiconductor capital equipment. Although we have not faced competition in the past from the largest subsystem and component manufacturers in the semiconductor capital equipment industry, these suppliers could compete with us in the future. Increased competition has in the past resulted, and could in the future result, in price reductions, reduced gross margins or loss of market share, any of which would harm our operating results. We are subject to pricing pressure as we attempt to increase market share with our existing customers. Competitors may introduce new products for the markets currently served by our products. These products may have better performance, lower prices and achieve broader market acceptance than our products. Further, OEMs typically own the design rights to their products and may provide these designs to subsystem manufacturers. If our competitors obtain proprietary rights to these designs such that we are unable to obtain the designs necessary to manufacture products for our OEM customers, our business, financial condition and operating results could be adversely affected.
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
     New semiconductor capital equipment typically has a lifespan of several years, and OEMs frequently specify which systems, subassemblies, components and instruments are to be used in their equipment. Once a specific system, subassembly, component or instrument is incorporated into a piece of semiconductor capital equipment, it will likely continue to be incorporated into that piece of equipment for at least several months before the OEM switches to the product of another supplier. Accordingly, it is important that our products are designed into the new semiconductor capital equipment of OEMs, which we refer to as a design win, in order to retain our competitive position with existing customers and to obtain new customers.
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

When we account for employee stock options using the fair value method, it may significantly impact our results from operations.
     On December 16, 2004, FASB issued its final standard on accounting for share-based payments. FAS 123(R) requires companies to expense the fair value of employee stock options and similar awards, including purchases made under an Employee Stock Purchase Plan. Under a change approved by the SEC in April 2005, the effective date of this requirement for us will be January 1, 2006. FAS 123(R) applies to all outstanding and unvested SBP awards at adoption. We are currently evaluating the impact of the adoption of FAS 123(R) and have not selected a transition method or valuation model. As such, we are unable to estimate the expected effect on our financial statements, but believe that it may have a significant adverse impact on our results from operations. In addition, we may be forced to decrease or eliminate employee stock option grants which could have a negative impact on our ability to attract and retain qualified employees.
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
The technology labor market is very competitive and our business will suffer if we are unable to hire and retain key personnel.
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
     We made capital expenditures of $3.4 million in 2004, $0.5 million in 2003 and $1.8 million in 2002. We made capital expenditures of $1.1 million in the first nine months of fiscal 2005, most of which was for facility leasehold improvements and equipment in connection with the establishment of a manufacturing facility in Shanghai, China. The amount of our future capital requirements will depend on many factors, including:
•	the cost required to ensure access to adequate manufacturing capacity;

•	the timing and extent of spending to support product development efforts;

•	the timing of introductions of new products and enhancements to existing products;

•	changing manufacturing capabilities to meet new customer requirements; and

•	market acceptance of our products.
     Although we currently have a credit facility, we may need to raise additional funds through public or private equity or debt financing if cash and cash flow from operations are insufficient to fund our future activities. Our credit facility matures on December 31, 2005 and we may not be able renew it on favorable terms. Future equity financings could be dilutive to holders of our common stock, and debt financings could involve covenants that restrict our business operations. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, any of which could adversely affect our business, operating results and financial condition.
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
     During 2004 we completed negotiations with the landlord of our Menlo Park, California facilities. As a result of certain proposed zoning changes in the city of Menlo Park, we were unable to extend the lease. The lease currently renews monthly and may not be terminated by our landlord upon less than a nine month written notice. If we are unable to secure a lease for the Menlo Park facility on favorable terms, we will need to move all of our Menlo Park manufacturing, engineering, sales and marketing and administrative functions into new facilities. This move could disrupt manufacturing and we would incur additional costs associated with relocation to new facilities, which could have a material adverse effect on our results of operations.
Risks Related to Our Ownership by Francisco Partners
We will continue to be controlled by FP-Ultra Clean, LLC as long as FP-Ultra Clean, LLC owns a significant percentage of our common stock, and our other stockholders will be unable to affect the outcome of stockholder voting during such time.
     Francisco Partners, L.P., through its membership interests in FP-Ultra Clean, LLC, beneficially owns approximately 55% of our outstanding common stock. Pursuant to a stockholders’ agreement, our principal stockholder, FP-Ultra Clean, LLC, which is controlled by Francisco Partners, L.P., has the right to nominate for election a majority of the members of our board of directors for so long as it holds at least 25% of our outstanding common stock.
     The stockholders’ agreement also provides that our board of directors may not take certain significant actions without the approval of FP-Ultra Clean, LLC as long as FP-Ultra Clean, LLC owns at least 25% of our outstanding common stock. These actions include:
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
Future sales of our common stock by our controlling stockholder could depress our stock price.
     Sales of substantial amounts of our common stock by FP-Ultra Clean, LLC, or the perception that these sales might occur, may depress prevailing market prices of our common stock. The shares owned by FP-Ultra Clean, LLC are governed by an agreement with us that provides for customary demand and piggyback registration rights.
Risks Related to the Securities Markets and Ownership of Our Common Stock
The market for our stock is subject to significant fluctuation.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates or equity prices. During the first quarter of fiscal 2005, we entered into a loan and security agreement providing for revolver loans of up to $3.0 million with a bank in China. The three revolver loans covered under the agreement are denominated in Chinese Yuan and are secured by a standby letter of credit issued under our credit facility described above. Interest on two of the loans is 5.3% per annum. Interest on the third loan is equal to .95% per annum plus LIBOR and totaled 4.5% per annum at September 30, 2005. Interest is payable quarterly and principal is payable within 12 months of borrowing. As of September 30, 2005, the balance outstanding under the three revolver loans was $2.3 million. If we enter into future borrowing arrangements or borrow under our existing revolving credit facility, we may seek to manage our exposure to interest rate changes by using a mix of debt maturities and variable- and fixed-rate debt, together with interest rate swaps where appropriate, to fix or lower our borrowing costs. We do not make material sales in currencies other than the United States Dollar or have material purchase obligations outside of the United States, except in China where we have purchase commitments totaling $2.4 million in United States Dollar equivalents. We have performed a sensitivity analysis assuming a hypothetical 10-percent movement in foreign currency exchange rates and interest rates applied to the underlying exposures described above. As of September 30, 2005, the analysis indicated that such market movements would not have a material effect on our business, financial condition or results of operations. Although we do not anticipate any significant fluctuations, there can be no assurance that foreign currency exchange risk will not have a material impact on our financial position, results of operations or cash flow in the future
Item 4. Controls and Procedures
     As of the end of the period covered by this report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level and designed to ensure that material information related to us and our consolidated subsidiaries would be made known to them by others within these entities.
     There has been no change in our internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On September 2, 2005, we filed suit in the federal court for the Northern District of California against Celerity seeking a declaratory judgment that our new substrate technology does not infringe certain of Celerity’s patents and/or that Celerity’s patents are invalid. On September 13, 2005, Celerity filed suit in the federal court for Delaware alleging we have infringed seven patents by developing and marketing products that use Celerity’s fluid distribution technology. The Delaware litigation was transferred to the Northern District of California on October 19, 2005, and is in the process of being consolidated with our previously filed declaratory judgment action. We believe the claims made by Celerity are without merit and intend to defend the lawsuit vigorously
     From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None.
Item 6. Exhibits
(a)	Exhibits

The following exhibits are filed with this current Report on Form 10-Q for the quarter ended September 30, 2005:

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA CLEAN HOLDINGS, INC.
(Registrant)

November 14, 2005	By: Name:	/s/ Clarence L. Granger Clarence L. Granger
	Title:	President and Chief Executive Officer

November 14, 2005	By: Name:	/s/ Jack Sexton Jack Sexton
	Title	Vice President and Chief Financial Officer

Exhibit Index

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.