Form 10-K
period 2005-12-31
ULTRA CLEAN HOLDINGS INC
filed 2006-02-28
CIK 1275014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act). (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 30, 2005, as reported on the Nasdaq National Market, was approximately $54.7 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

Number of shares of the registrant’s common stock outstanding as of February 20, 2006: 16,585,900

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

Overview

We are a leading developer and supplier of critical subsystems, primarily for the semiconductor capital equipment industry. We develop, design, prototype, engineer, manufacture and test subsystems which are highly specialized and tailored to specific steps in the semiconductor manufacturing process. Currently, our revenue is derived primarily from the sale of gas delivery systems. We are increasing our revenue related to the sale of other subsystems, including chemical delivery modules, top-plate assemblies, frame assemblies and process modules. Our primary customers are semiconductor equipment manufacturers.

We provide our customers complete subsystem solutions that combine our expertise in design, test, component characterization and highly flexible manufacturing operations with quality control and financial stability. This combination helps us to drive down total manufacturing costs, reduce design-to-delivery cycle times and maintain high quality standards for our customers. We believe these characteristics, as well as our standing as a leading supplier of gas delivery systems, place us in a strong position to benefit from the growing demand for subsystem outsourcing.

We had sales of $147.5 million, $184.2 million and $77.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. Our three largest customers in 2005 were Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc.

To date, we ship substantially all of our products to customers in the United States. Our international sales represented 6%, 3% and 4% of net sales for the years ended 2005, 2004 and 2003, respectively.

Ultra Clean Holdings, Inc. was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Services, Inc. Ultra Clean Technology Systems and Service, Inc. was founded in 1991 by Mitsubishi Corporation and was operated as a subsidiary of Mitsubishi until November 2002, when it was acquired by Ultra Clean Holdings, Inc. Ultra Clean Holdings, Inc. became a publicly traded company in March 2004. We conduct our operating activities primarily through our two wholly-owned subsidiaries, Ultra Clean Technology Systems and Service, Inc. and Ultra Clean Technology (Shanghai) Co., LTD.

Our Solution

We are a leading developer and supplier of critical subsystems for the semiconductor capital equipment industry. Our products enable our original equipment manufacturer, or OEM, customers to realize lower manufacturing costs and reduced design-to-delivery cycle times while maintaining quality.

We offer our customers:

•	An integrated outsourced solution for gas delivery systems and other subsystems. We provide our OEM customers a complete outsourced solution for the development, design, prototyping, engineering, manufacturing and testing of advanced gas delivery systems. We also provide outsourced solutions for chemical delivery modules, top-plate assemblies, frame assemblies and process modules. We combine highly specialized engineering and manufacturing capabilities to produce high performance products that are customized to meet the needs of our customers, as well as their respective end users. We manage supply chain logistics in an effort to reduce the overall number of suppliers and inventory levels that our customers would otherwise be required to manage. We also believe we are often in a position to negotiate reduced component prices due to our large volume orders.

•	Improved design-to-delivery cycle times. Our strong relationships with our customers and intimate familiarity with their products and requirements help us reduce design-to-delivery cycle times for gas delivery systems and other subsystems. We have optimized our supply chain management, design and manufacturing coordination and controls to respond rapidly to order requests, enabling us to decrease design-to-delivery cycle times for our customers.

•	Component neutral design and manufacturing. We do not manufacture any of the components within our gas delivery systems and other subsystems ourselves. Our component neutral position enables us to recommend components on the basis of technology, performance and cost and to optimize our customers’ overall designs based on these criteria. Furthermore, our neutral approach allows us to maintain close relationships with a wide range of component suppliers.

•	Component testing capabilities. We utilize our engineering expertise to test and characterize key components and subsystems. We have made significant investments in advanced analytical and automated test equipment to test and qualify key components. We can perform diagnostic tests, design verification and failure analysis for customers and suppliers. Our analytical and testing capabilities enable us to evaluate multiple supplier component technologies and provide customers with a wide range of appropriate component and design choices for their subsystems.

•	Increased integration with OEMs through local presence. Our local presence in close proximity to the facilities of most of our OEM customers enables us to remain closely integrated with their design, development and implementation teams. This level of integration enables us to respond quickly and efficiently to customer changes and requests.

Our Strategy

Our objective is to maintain our position as a leading developer and supplier of gas delivery systems and become a leading developer and supplier of other critical subsystems, primarily for the semiconductor capital equipment industry.

Our strategy is comprised of the following key elements:

•	Continue to expand our market share with OEMs. We believe that the increase in outsourcing among OEMs creates a significant market opportunity for us to grow our business with existing and new customers. We believe that our continued focus on efficient manufacturing, reduced design-to-delivery cycle times and quality and reliability will also allow us to gain market share.

•	Leverage our expanding geographic presence in lower cost manufacturing regions. In March 2005, we completed construction of a manufacturing facility in Shanghai, China, allowing us to expand production in a low cost region. This facility puts us in close proximity to the manufacturing facilities of potential customers and their end users.

•	Drive profitable growth with our flexible cost structure. We implement cost containment and capacity enhancement initiatives throughout the semiconductor capital equipment demand cycle and benefit greatly from our supply chain efficiencies. In addition, we believe our Shanghai facility positions us to respond effectively to future business demands.

•	Selectively pursue strategic acquisitions. We may choose to accelerate the growth of our business by selectively pursuing strategic acquisitions. We have in the past considered and will continue to consider acquisitions that will enable us to expand our geographic presence, secure new customers and diversify into complementary products and markets as well as broaden our technological capabilities in semiconductor capital equipment manufacturing.

Products

We develop, design, prototype, engineer, manufacture and test subsystems, primarily for the semiconductor capital equipment industry. A substantial majority of our products consist of gas delivery systems that enable the precise delivery of numerous specialty gases used in a majority of the key steps in the semiconductor manufacturing process, including deposition, etch, chemical mechanical planarization (a process used to polish off high spots on wafers or films deposited on wafers), cleaning and annealing. Our gas delivery systems control the flow, pressure, sequencing and mixing of specialty gases into and out of the reaction chambers of semiconductor manufacturing tools. Our products also include other subsystems, including chemical delivery modules, top-plate assemblies, frame assemblies and process modules.

Gas delivery systems.  A typical gas delivery system consists of one or more gas lines, comprised of several filters, mass flow controllers, regulators, pressure transducers and valves, associated interconnect tubing and an integrated electronic and/or pneumatic control system. These systems are mounted on a pallet and are typically enclosed in a sheet metal encasing. Our gas delivery system designs are developed in collaboration with our customers and are customized to meet the needs of specific OEMs. We do not sell standard systems. Our customers either specify the particular brands of components they want incorporated into a particular system or rely on our design expertise and component characterization capabilities to help them select the appropriate components for their particular system.

Chemical delivery modules.  Chemical delivery modules deliver gases and reactive chemicals from a centralized subsystem to the reaction chamber and may include gas delivery systems, as well as liquid and vapor delivery systems.

Top-plate assemblies.  Top-plate assemblies form the top portion of the reaction chamber within which gases controlled by our gas delivery systems react to form thin films or etch films on the wafer.

Frame assemblies.  Frame assemblies are steel tubing that form the support structure to which all other assemblies are attached and include pneumatic harnesses and cables that connect other subsystems together.

Process modules.  Process modules refer to the larger subsystems of semiconductor manufacturing tools that process integrated circuits onto wafers. Process modules include several smaller subsystems such as the frame assembly, top-plate assembly and gas and chemical delivery modules, as well as the chamber and electronic, pneumatic and mechanical subsystems.

We began shipping frame assemblies in the second quarter of 2004, top-plate assemblies in the fourth quarter of 2004 and chemical delivery modules in the first quarter of 2005. We began manufacturing process modules for a semiconductor equipment manufacturer in our Menlo Park facility in the second quarter of 2005 and from our Shanghai facility in the third quarter of 2005. We shipped a total of 30 process modules in 2005 from our Menlo Park and Shanghai facilities. In addition, we began shipping a catalytic steam generator (“CSGS”) in the first quarter of 2004.

Customers

We sell our products to semiconductor capital equipment manufacturers. This industry is highly concentrated and we are therefore highly dependent upon a small number of customers. Our three largest customers in 2005 were Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. and each accounted for more than 10% of our total sales in 2005. As a percentage of total revenue, sales to our three largest customers were 89%, 93% and 92% for the years ended December 31, 2005, 2004 and 2003, respectively.

We have successfully qualified as a supplier with each of our customers. This lengthy qualification process involves the inspection and audit of our facilities and evaluation by our customers of our engineering, documentation, manufacturing and quality control processes and procedures before that customer places orders for our products. Our customers generally place orders with suppliers who have met and continue to meet their qualification criteria.

Sales and Support

We sell our products through our direct sales force which, as of December 31, 2005, consisted of a total of 17 sales directors, account managers and sales support staff. Our sales directors are responsible for establishing sales strategy and setting the objectives for specific customer accounts. Each account manager is dedicated to a specific customer account and is responsible for the day-to-day management of that customer. Account managers work closely with customers and in many cases provide on-site support. Account managers often attend customers’ internal meetings related to production, engineering design and quality to ensure that customer expectations are interpreted and communicated properly to our operations group. Account managers also work with our customers to identify and meet their cost and design-to-delivery cycle time objectives.

We have dedicated account managers responsible for new business development for gas delivery systems and other subsystems. Our new business development account managers initiate and develop long-term, multi-level relationships with customers and work closely with customers on new business opportunities throughout the design-to-delivery cycle.

Our sales force includes technical sales support for order placement, spare parts quotes and production status updates. We have a technical sales representative located at each of our manufacturing facilities. In addition, we have developed a service and support infrastructure to provide our customers with service and support 24 hours a day, seven days a week. Our dedicated field service engineers provide customer support through the performance of on-site installation, servicing and repair of our subsystems.

Technology Development

We engage in ongoing technology development efforts in order to remain a technology leader for gas delivery systems and to develop other subsystems. We have a technology development group which, as of December 31, 2005, consisted of three individuals, two of whom hold doctoral degrees. In addition, our design engineering and new product engineering groups support our technology development activities.

Our technology development group works closely with our customers to identify and anticipate changes and trends in next-generation semiconductor manufacturing equipment. Our technology development group participates in customer technology partnership programs that focus on process application requirements for gas delivery systems and other subsystems. These development efforts are designed to meet specific customer requirements in the areas of subsystem design, materials, component selection and functionality. Our technology development group also works directly with our suppliers to help them identify new component technologies and make necessary changes in, and enhancements to, the components that we integrate into our products. Our analytical and testing capabilities enable us to evaluate multiple supplier component technologies and provide customers with a wide range of appropriate component and design choices for their gas delivery systems and other subsystems. Our analytical and testing capabilities also help us anticipate technological changes and the requirements in component features for next-generation gas delivery systems and other subsystems. We are also developing additional features to improve the performance and functionality of our gas delivery systems and other subsystems.

Our self-funded technology development and new product engineering expenses were approximately $2.4 million, $2.4 million and $1.2 million for 2005, 2004 and 2003, respectively. We perform our technology development activities principally at our facilities in Menlo Park, California.

Intellectual Property

Our success depends in part on our ability to maintain and protect our proprietary technology and to conduct our business without infringing the proprietary rights of others. Our business is largely dependent upon our design, engineering, manufacturing and testing know-how. We also rely on a combination of trade secrets and confidentiality provisions, and to a much lesser extent, patents, copyrights and trademarks, to protect our proprietary rights. As of December 31, 2005, we had four issued United States patents, all of which expire in 2018, and we had six United States patent applications pending. None of our issued patents is material to our business. Intellectual property that we develop on behalf of our customers is generally owned exclusively by those customers.

We routinely require our employees, suppliers and potential business partners to enter into confidentiality and non-disclosure agreements before we disclose to them any sensitive or proprietary information regarding our products, technology or business plans. We require employees to assign to us proprietary information, inventions and other intellectual property they create, modify or improve.

Competition

Our industry is highly fragmented. When we compete for new business, we face competition from other suppliers of gas delivery systems and other subsystems as well as an OEM’s internal manufacturing group. In addition, OEMs that have elected to outsource their gas delivery systems and other subsystems could elect in the future to develop and manufacture these subsystems internally, leading to further competition. Our principal competitors for our gas delivery systems are Celerity Group, Inc., Integrated Flow Systems, LLC, Matheson Tri-Gas, Inc. and Wolfe Engineering, Inc., and our principal competitors for other subsystems are Allegro MicroSystems, Inc., Flextronics International Ltd., Fox Semicon Integrated Tech Inc. and Sanmina-SCI Corporation. Some of these competitors have substantially greater financial, technical, manufacturing and marketing resources than we do. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that could adversely affect sales of our current and future products. In addition, the limited number of potential customers in our industry further intensifies competition.

The primary competitive factors in our industry are price, technology, quality, design-to-delivery cycle time, reliability in meeting product demand, service and historical customer relationships. We anticipate that increased competitive pressures will cause intensified price-based competition and we may have to reduce the prices of our products. In addition, we expect to face new competitors as we enter new markets.

Employees

As of December 31, 2005, we employed 378 employees, of which 72 were temporary. Of our total employees, there were 52 in engineering, three in technology development, 17 in sales and support, 160 in direct manufacturing, 104 in indirect manufacturing and 42 in executive and administrative functions. These figures include 60 employees in Shanghai, China. None of our employees is represented by a labor union and we have not experienced any work stoppages.

Governmental Regulation and Environmental Matters

Our operations are subject to federal, state and local regulatory requirements and foreign laws relating to environmental, waste management and health and safety matters, including measures relating to the release, use, storage, treatment, transportation, discharge, disposal and remediation of contaminants, hazardous substances and wastes, as well as practices and procedures applicable to the construction and operation of our facilities. Our past or future operations may result in exposure to injury or claims of injury by employees or the public which may result in material costs and liabilities to us. Although some risk of costs and liabilities related to these matters is inherent in our business, we believe that our business is operated in substantial compliance with applicable regulations. However, new, modified or more stringent requirements or enforcement policies could be adopted, which could adversely affect us.

Available Information

We file with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You may read and copy any materials we file with the SEC at the public reference facilities maintained by the SEC at Room 1024, Judiciary Plaza, 100 F Street, N.E., Washington, D.C. 20549. You may also request copies of all or any portion of such material from the SEC at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room. In addition, materials filed electronically with the SEC are available at the SEC’s website at http://www.sec.gov.

In addition, we make available free of charge, on or through our website at http://www.uct.com, our annual, quarterly and current reports and any amendments to those reports, as soon as reasonably practicable after electronic filing such reports with, or furnishing them to, the SEC. This website address is intended to be an inactive textual reference only; none of the information contained on our website is part of this report or is incorporated by reference herein.

ITEM 1A.	Risk Factors

Risks related to our business

The highly cyclical nature of the semiconductor capital equipment industry and general economic slowdowns could harm our operating results.

Our business and operating results depend in significant part upon capital expenditures by manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors. Historically, the semiconductor industry has been highly cyclical, with recurring periods of over-supply of semiconductor products that have had a severe negative effect on the demand for capital equipment used to manufacture semiconductors. We have experienced and anticipate that we will continue to experience significant fluctuations in customer orders for our products. Our sales were $147.5 million in 2005, $184.2 million in 2004 and $77.5 million in 2003. Beginning in the third quarter of 2004, we started to experience a weakening in new orders and an increase in customer requests for cancellations and postponements of existing orders that continued through the third quarter of 2005. Historically, semiconductor industry slowdowns have had, and future slowdowns may have, a material adverse effect on our operating results.

In addition, uncertainty regarding the growth rate of economies throughout the world has caused companies to reduce capital investment and may cause further reduction of such investments. These reductions have been particularly severe in the semiconductor capital equipment industry. A potential rebound in the worldwide economy in the near future will not necessarily mean that our business will experience similar effects.

We rely on a small number of customers for a significant portion of our sales, and any impairment of our relationships with these customers would adversely affect our business.

A relatively small number of OEM customers has historically accounted for a significant portion of our sales, and we expect this trend to continue. Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. as a group accounted for 89% of our sales in 2005, 93% of our sales in 2004 and 92% of our sales in 2003. Because of the small number of OEMs in our industry, most of whom are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers. Consolidation among our customers or a decision by any one or more of our customers to outsource all or a substantial portion of their manufacturing and assembly work to a single equipment manufacturer may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a small number of customers.

In addition, by virtue of our customers’ size and the significant portion of our revenue that we derive from them, they are able to exert significant influence and pricing pressure in the negotiation of our commercial agreements and the conduct of our business with them. We may also be asked to accommodate customer requests that extend beyond the express terms of our agreements in order to maintain our relationships with our customers. If we are unable to retain and expand our business with these customers on favorable terms, our business and operating results will be adversely affected.

We have had to qualify, and are required to maintain our status, as a supplier for each of our customers. This is a lengthy process that involves the inspection and approval by a customer of our engineering, documentation, manufacturing and quality control procedures before that customer will place volume orders. Our ability to lessen the adverse effect of any loss of, or reduction in sales to, an existing customer through the rapid addition of one or more new customers is minimal because of these qualification requirements. Consequently, our business, operating results and financial condition would be adversely affected by the loss of, or any reduction in orders by, any of our significant customers.

We have recently established operations in China, which exposes us to new risks associated with operating in a foreign country.

We are exposed to political, economic, legal and other risks associated with operating in China, including:

•	foreign currency exchange fluctuations;

•	political, civil and economic instability;

•	tariffs and other barriers;

•	timing and availability of export licenses;

•	disruptions to our and our customers’ operations due to the outbreak of communicable diseases, such as SARS and avian flu;

•	disruptions in operations due to the weakness of China’s domestic infrastructure, including transportation and energy;

•	difficulties in developing relationships with local suppliers;

•	difficulties in attracting new international customers;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing a distant international subsidiary and branch operations;

•	the burden of complying with foreign and international laws and treaties; and

•	potentially adverse tax consequences.

In addition, while over the past several years the Chinese government has pursued economic reform policies, including the encouragement of private economic activity and greater economic decentralization, the Chinese government may not continue these policies or may significantly alter them to our detriment from time to time without notice. Changes in laws and regulations or their interpretation, the imposition of confiscatory taxation policies, new restrictions on currency conversion or limitations on sources of supply could materially and adversely affect our operations in China, which could result in a total loss of our investment in that country and materially and adversely affect our future operating results.

Our quarterly revenue and operating results fluctuate significantly from period to period, and this may cause volatility in our common stock price.

Our quarterly revenue and operating results have fluctuated significantly in the past, and we expect them to continue to fluctuate in the future for a variety of reasons which may include:

•	demand for and market acceptance of our products as a result of the cyclical nature of the semiconductor industry or otherwise, often resulting in reduced sales during industry downturns and increased sales during periods of industry recovery;

•	changes in the timing and size of orders by our customers;

•	cancellations and postponements of previously placed orders;

•	pricing pressure from either our competitors or our customers, resulting in the reduction of our product prices;

•	disruptions or delays in the manufacturing of our products or in the supply of components or raw materials that are incorporated into or used to manufacture our products, thereby causing us to delay the shipment of products;

•	decreased margins for several or more quarters following the introduction of new products, especially as we introduce new subsystems;

•	delays in ramp-up in production, low yields or other problems experienced at our new manufacturing facility in China;

•	changes in design-to-delivery cycle times;

•	inability to reduce our costs quickly in step with reductions in our prices or in response to decreased demand for our products;

•	changes in our mix of products sold;

•	write-offs of excess or obsolete inventory;

•	one-time expenses or charges associated with failed acquisition negotiations or completed acquisitions;

•	announcements by our competitors of new products, services or technological innovations, which may, among other things, render our products less competitive; and

•	geographic mix of worldwide earnings.

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

Third parties have claimed and may in the future claim we are infringing their intellectual property, which could subject us to litigation or licensing expenses, and we may be prevented from selling our products if any such claims prove successful.

We have received a claim of infringement from Celerity, Inc. that is currently pending and we may receive notices of other such claims in the future. In addition, we may be unaware of intellectual property rights of others that may be applicable to our products. Any litigation regarding patents or other intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations, any of which could have a material adverse effect on our business and results of operations. The complexity of the technology involved in our products and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement may also require us to enter into costly license agreements. However, we may not be able to obtain licenses on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against the development, manufacture and sale of certain of our products if any such claims prove successful. See “Item 3 — Legal Proceedings.”

Because we are subject to order and shipment uncertainties, any significant reductions, cancellations or delays in customer orders could cause our revenue to decline and our operating results to suffer.

Our revenue is difficult to forecast because we generally do not have a material backlog of unfilled orders and because of the short time frame within which we are often required to design, produce and deliver products to our customers. Most of our revenue in any quarter depends on customer orders for our products that we receive and fulfill in the same quarter. We do not have long-term purchase orders or contracts that contain minimum purchase commitments from our customers. Instead, we receive non-binding forecasts of the future volume of orders from our customers. Occasionally, we order and build component inventory in advance of the receipt of actual customer orders. Customers may cancel order forecasts, change production quantities from forecasted volumes or delay production for reasons beyond our control. Furthermore, reductions, cancellations or delays in customer order forecasts occur without penalty to, or compensation from, the customer. Reductions, cancellations or delays in forecasted orders could cause us to hold inventory longer than anticipated, which could reduce our gross profit, restrict our ability to fund our operations and cause us to incur unanticipated reductions or delays in revenue. If we do not obtain orders as we anticipate, we could have excess component inventory for a specific product that we would not be able to sell to another customer, likely resulting in inventory write-offs, which could have a material adverse affect on our business, financial condition and operating results. In addition, because many of our costs are fixed in the short term, we could experience deterioration in our gross profit when our production volumes decline.

The manufacturing of our products is highly complex, and if we are not able to manage our manufacturing and procurement process effectively, our business and operating results will suffer.

The manufacturing of our products is a highly complex process that involves the integration of multiple components and requires effective management of our supply chain while meeting our customers’ design-to-delivery cycle time requirements. Through the course of the manufacturing process, our customers may modify design and system configurations in response to changes in their own customers’ requirements. In order to rapidly respond to these modifications and deliver our products to our customers in a timely manner, we must effectively manage our manufacturing and procurement process. If we fail to manage this process effectively, we risk losing customers and damaging our reputation. In addition, if we acquire inventory in excess of demand or that does not meet customer specifications, we would incur excess or obsolete inventory charges. These risks are even greater as we expand our business beyond gas delivery systems into new subsystems. As a result, this could limit our growth and have a material adverse effect on our business, financial condition and operating results.

OEMs may not continue to outsource gas delivery systems and other subsystems, which would adversely impact our operating results.

The success of our business depends on OEMs continuing to outsource the manufacturing of gas delivery systems and other subsystems for their semiconductor capital equipment. Most of the largest OEMs have already outsourced production of a significant portion of their gas delivery systems and other subsystems. If OEMs do not continue to outsource gas delivery systems and other subsystems for their capital equipment, our revenue would be significantly reduced, which would have a material adverse affect on our business, financial condition and operating results. In addition, if we are unable to obtain additional business from OEMs, even if they continue to outsource their production of gas delivery systems and other subsystems, our business, financial condition and operating results could be adversely affected.

If our new products are not accepted by OEMs or if we are unable to maintain historical margins on our new products, our operating results would be adversely impacted.

We design, develop and market gas delivery systems and other subsystems to OEMs. Sales of these new products are expected to make up an increasing part of our total revenue. The introduction of new products is inherently risky because it is difficult to foresee the adoption of new standards, to coordinate our technical personnel and strategic relationships and to win acceptance of new products by OEMs. We may not be able to recoup design and development expenditures if our new products are not accepted by OEMs. Gross margins on newly introduced products typically carry lower gross margins for several or more quarters following their introduction. If any of our new subsystems is not successful, or if we are unable to obtain gross margins on new products that are similar to the gross margins we have historically achieved, our business, operating results and financial condition could be adversely affected.

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

We frequently evaluate acquisitions of, or significant investments in, complementary companies, assets, businesses and technologies. Even if an acquisition or other investment is not completed, we may incur significant costs in evaluating such acquisition or investment, which has in the past had, and could in the future have, an adverse effect on our results of operations. Any future acquisitions would be accompanied by risks such as:

•	difficulties in assimilating the operations and personnel of acquired companies or businesses;

•	difficulties in integrating information systems of acquired companies or businesses;

•	diversion of management’s attention from ongoing business concerns;

•	inability to maximize our financial and strategic position through the successful incorporation of acquired technology into our products;

•	additional expense associated with amortization or depreciation of acquired assets;

•	maintenance of uniform standards, controls, procedures and policies;

•	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new personnel;

•	dilution to our stockholders in the event we issue stock as consideration to finance an acquisition; and

•	increased leverage if we incur debt to finance an acquisition.

We may not be successful in integrating any business, products, technologies or personnel that we acquire, and our failure to do so could have a material adverse effect on our business, operating results and financial condition.

Our business is largely dependent on the know-how of our employees, and we generally do not have a protected intellectual property position.

Our business is largely dependent upon our design, engineering, manufacturing and testing know-how. We rely on a combination of trade secrets and contractual confidentiality provisions and, to a much lesser extent, patents, copyrights and trademarks, to protect our proprietary rights. Accordingly, our intellectual property position is more vulnerable than it would be if it were protected by patents. If we fail to protect our proprietary rights successfully, our competitive position could suffer, which could harm our operating results. We may be required to spend significant resources to monitor and protect our proprietary rights, and, in the event we do not detect infringement of our proprietary rights, we may lose our competitive position in the market if any such infringement occurs. In addition, competitors may design around our technology or develop competing technologies and know-how.

If we do not keep pace with developments in the semiconductor industry and with technological innovation generally, our products may not be competitive.

Rapid technological innovation in semiconductor manufacturing requires the semiconductor capital equipment industry to anticipate and respond quickly to evolving customer requirements and could render our current product offerings and technology obsolete. Technological innovations are inherently complex. We must devote resources to technology development in order to keep pace with the rapidly evolving technologies used in semiconductor manufacturing. We believe that our future success will depend upon our ability to design, engineer and manufacture products that meet the changing needs of our customers. This requires that we successfully anticipate and respond to technological changes in design, engineering and manufacturing processes in a cost-effective and timely manner. If we are unable to integrate new technical specifications into competitive product designs, develop the technical capabilities necessary to manufacture new products or make necessary modifications or enhancements to existing products, our business prospects could be harmed.

The timely development of new or enhanced products is a complex and uncertain process which requires that we:

•	design innovative and performance-enhancing features that differentiate our products from those of our competitors;

•	identify emerging technological trends in the semiconductor industry, including new standards for our products;

•	accurately identify and design new products to meet market needs;

•	collaborate with OEMs to design and develop products on a timely and cost-effective basis;

•	ramp up production of new products, especially new subsystems, in a timely manner and with acceptable yields;

•	successfully manage development production cycles; and

•	respond effectively to technological changes or product announcements by others.

The industry in which we participate is highly competitive and rapidly evolving, and if we are unable to compete effectively, our operating results would be harmed.

Our competitors are primarily companies that design and manufacture gas delivery systems for semiconductor capital equipment. Although we have not faced competition in the past from the largest subsystem and component manufacturers in the semiconductor capital equipment industry, these suppliers could compete with us in the future. Increased competition has in the past resulted, and could in the future result, in price reductions, reduced gross margins or loss of market share, any of which would harm our operating results. We are subject to pricing pressure as we attempt to increase market share with our existing customers. Competitors may introduce new products for the markets currently served by our products. These products may have better performance, lower prices and achieve broader market acceptance than our products. Further, OEMs typically own the design rights to their products and may provide these designs to other subsystem manufacturers. If our competitors obtain proprietary rights to these designs such that we are unable to obtain the designs necessary to manufacture products for our OEM customers, our business, financial condition and operating results could be adversely affected.

Our competitors may have greater financial, technical, manufacturing and marketing resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion, sale and support of their products, and reduce prices to increase market share. Moreover, there may be merger and acquisition activity among our competitors and potential competitors that may provide our competitors and potential competitors an advantage over us by enabling them to expand their product offerings and service capabilities to meet a broader range of customer needs. Further, if one of our customers develops or acquires the internal capability to develop and produce gas delivery systems or other subsystems that we produce, the loss of that customer could have a material adverse effect on our business, financial condition and operating results. The introduction of new technologies and new market entrants may also increase competitive pressures.

We must achieve design wins to retain our existing customers and to obtain new customers.

New semiconductor capital equipment typically has a lifespan of several years, and OEMs frequently specify which systems, subsystems, components and instruments are to be used in their equipment. Once a specific system, subsystem, component or instrument is incorporated into a piece of semiconductor capital equipment, it will likely continue to be incorporated into that piece of equipment for at least several months before the OEM switches to the product of another supplier. Accordingly, it is important that our products are designed into the new semiconductor capital equipment of OEMs, which we refer to as a design win, in order to retain our competitive position with existing customers and to obtain new customers.

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

We rely on both single-source and sole-source suppliers, some of whom are relatively small, for many of the components we use in our products. In addition, our customers often specify components of particular suppliers that we must incorporate into our products. Our suppliers are under no obligation to provide us with components. As a result, the loss of or failure to perform by any of these providers could adversely affect our business and operating results. In addition, the manufacturing of certain components and subsystems is an extremely complex process. Therefore, if a supplier were unable to provide the volume of components we require on a timely basis and at acceptable prices, we would have to identify and qualify replacements from alternative sources of supply. The process of qualifying new suppliers for these complex components is lengthy and could delay our production, which would adversely affect our business, operating results and financial condition. We may also experience difficulty in obtaining sufficient supplies of components and raw materials in times of significant growth in our business. For example, we have in the past experienced shortages in supplies of various components, such as mass flow controllers, valves and regulators, and certain prefabricated parts, such as sheet metal enclosures, used in the manufacture of our products. In addition, one of our competitors manufactures mass flow controllers that may be specified by one or more of our customers. If we are unable to obtain these particular mass flow controllers from our competitor or convince a customer to select alternative mass flow controllers, we may be unable to meet that customer’s requirements, which could result in a loss of market share.

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

If any of our products contain defects or have reliability, quality or compatibility problems, our reputation might be damaged and customers might be reluctant to buy our products. We may also face a higher rate of product defects as we increase our production levels. Product defects could result in the loss of existing customers, or impair our ability to attract new customers. In addition, we may not find defects or failures in our products until after they are installed in a semiconductor manufacturer’s fabrication facility. We may have to invest significant capital and other resources to correct these problems. Our current or potential customers also might seek to recover from us any losses resulting from defects or failures in our products. Hazardous materials flow through and are controlled by our products and an unintended release of these materials could result in serious injury or death. Liability claims could require us to spend significant time and money in litigation or pay significant damages.

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

We made capital expenditures of $1.1 million in 2005, most of which was for facility leasehold improvements and equipment in connection with the establishment of our Shanghai facility, and we made capital expenditures of $3.3 million in 2004 and $0.2 million in 2003. The amount of our future capital requirements will depend on many factors, including:

•	the cost required to ensure access to adequate manufacturing capacity;

•	the timing and extent of spending to support product development efforts;

•	the timing of introductions of new products and enhancements to existing products;

•	changing manufacturing capabilities to meet new customer requirements; and

•	market acceptance of our products.

Although we currently have a credit facility, we may need to raise additional funds through public or private equity or debt financing if our current cash and cash flow from operations are insufficient to fund our future activities. Our credit facility matures on June 30, 2006 and we may not be able renew it on favorable terms. Future equity financings could be dilutive to holders of our common stock, and debt financings could involve covenants that restrict our business operations. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, any of which could adversely affect our business, operating results and financial condition.

Fluctuations in currency exchange rates may adversely affect our financial condition and results of operations.

Our international sales are denominated primarily, though not entirely, in U.S. dollars. Many of the costs and expenses associated with our Shanghai facility are paid in Chinese Renminbi, and we expect our exposure to the Renminbi to increase as we ramp up production in that facility. In addition, purchases of some of our components are denominated in Japanese Yen. Changes in exchange rates among other currencies in which our revenue or costs are denominated and the U.S. dollar may affect our revenue, cost of sales and operating margins. While fluctuations in the value of our revenue, cost of sales and operating margins as measured in U.S. dollars have not materially affected our results of operations historically, we do not currently hedge our exchange exposure, and exchange rate fluctuations could have an adverse effect on our financial condition and results of operations in the future.

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

Our facilities could be subject to a catastrophic loss caused by natural disasters, including fires and earthquakes. We have facilities in areas with above average seismic activity, such as our manufacturing and headquarters facilities in Menlo Park, California. If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, reduce revenue and result in large expenses to repair or replace the facility. In addition, we have in the past experienced, and may in the future experience, extended power outages at our Menlo Park, California facilities. We do not carry insurance policies that cover potential losses caused by earthquakes or other natural disasters or power loss.

We may not be able to continue to secure adequate facilities to house our operations, and any move to a new facility could be disruptive to our operations.

On January 19, 2006, we extended the lease for our Menlo Park, California, headquarters and manufacturing facility through December 31, 2007. If we are unable to renew our lease on favorable terms after this date we will be forced to relocate all manufacturing, engineering, sales and marketing and administrative functions currently housed in Menlo Park to new facilities. This move could disrupt our operations and we would incur additional costs associated with relocation to new facilities, which could have a material adverse effect on our results of operations.

We must maintain effective controls, and our auditors will report on them.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We anticipate being classified as an accelerated filer, as defined in Rule 12b-2 of the Exchange Act as of the end of the second quarter of fiscal 2006. As a result, our auditors will be required to audit and report on the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, beginning with our Annual Report on Form 10-K for the year ending December 31, 2006. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and operating results. Any failure by us to maintain adequate controls or to adequately implement new controls could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could adversely affect the trading price of our common stock. In addition, we might need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we might not be able to do so in a timely fashion. We will also experience additional costs, especially in 2006, as we complete documentation of our internal control procedures in anticipation of our Section 404 compliance.

Risks related to our ownership by Francisco Partners

We will continue to be controlled by FP-Ultra Clean, L.L.C. as long as FP-Ultra Clean, L.L.C. owns a significant percentage of our common stock, and therefore our other stockholders will be unable to affect the outcome of stockholder voting during such time.

FP-Ultra Clean, L.L.C., an entity controlled by Francisco Partners, L.P., owns approximately 55% of our outstanding common stock. Pursuant to a stockholders’ agreement, FP-Ultra Clean, L.L.C. has the right to nominate for election a majority of the members of our board of directors for so long as it holds at least 25% of our outstanding common stock.

The stockholders’ agreement also provides that our board of directors may not take certain significant actions without the approval of FP-Ultra Clean, L.L.C. as long as FP-Ultra Clean, L.L.C. owns at least 25% of our outstanding common stock. These actions include:

•	mergers, acquisitions or certain sales of assets;

•	any liquidation, dissolution or bankruptcy;

•	issuances of securities;

•	determination of compensation and benefits for our chief executive officer and chief financial officer;

•	appointment or dismissal of any of the chairman of our board of directors, chief executive officer, chief financial officer or any other executive officer in any similar capacity;

•	amendments to the stockholders’ agreement or exercise or waiver of rights under the stockholders’ agreement;

•	amendments to our charter or bylaws;

•	any increase or decrease in the number of directors that comprise our board of directors;

•	the declaration of dividends or other distributions;

•	any incurrence or refinancing of indebtedness in excess of $10 million;

•	approval of our business plan, budget and strategy; and

•	modification of our long-term business strategy.

Such power could have the effect of delaying, deterring or preventing a change of control, business combination or other transaction that might otherwise be beneficial to our stockholders. FP-Ultra Clean, L.L.C. also is not prohibited from selling a controlling interest in us to a third party or a participant in our industry.

FP-Ultra Clean, L.L.C. and its designees on our board of directors may have interests that conflict with our interests and the interests of our other stockholders.

FP-Ultra Clean, L.L.C. and its designees on our board of directors may have interests that conflict with, or are different from, our own and those of our other stockholders. Francisco Partners, L.P., which controls FP-Ultra Clean, L.L.C., has invested in, or acquired other businesses that are involved in, the semiconductor industry and may invest in or acquire others in the future. Conflicts of interest between FP-Ultra Clean, L.L.C. and us or our other stockholders may arise. Our amended and restated certificate of incorporation does not contain any provisions designed to facilitate resolution of actual or potential conflicts of interest or to ensure that potential business opportunities that may become available to both FP-Ultra Clean, L.L.C. and us will be reserved for, or made available to, us. If an actual or potential conflict of interest develops involving one of our directors, our corporate governance guidelines provide that the director must report the matter immediately to our board of directors and audit committee for evaluation and appropriate resolution. Further, such director must recuse himself or herself from participation in the related discussion and abstain from voting on the matter. Nonetheless, conflicts of interest may not be resolved in a manner favorable to us or our other stockholders. In addition, FP-Ultra Clean, L.L.C. and its director designees could delay or prevent an acquisition, merger or other transaction even if the transaction would benefit our other stockholders. In addition, FP-Ultra Clean, L.L.C.’s significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

Risks related to the securities markets and ownership of our common stock

Future sales of our common stock by our controlling stockholder could depress our stock price.

Sales of substantial amounts of our common stock by FP-Ultra Clean, L.L.C., or the perception that these sales might occur, may depress prevailing market prices of our common stock. The shares owned by FP-Ultra Clean, L.L.C. are governed by an agreement with us that provides it demand and piggyback registration rights.

The market for our stock is subject to significant fluctuation.

The size of our public market capitalization is relatively small, and the volume of our shares that are traded is low. The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

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

Provisions of our charter documents could discourage potential acquisition proposals and could delay, deter or prevent a change in control.

In addition to the provisions of our stockholders’ agreement with FP-Ultra Clean, L.L.C. described above, the provisions of our amended and restated certificate of incorporation and bylaws could deter, delay or prevent a third party from acquiring us, even if doing so would benefit our stockholders. These provisions include:

•	a requirement that special meetings of stockholders may be called only by our board of directors, the chairman of our board of directors, our president or our secretary;

•	advance notice requirements for stockholder proposals and director nominations; and

•	the authority of our board of directors to issue, without stockholder approval, preferred stock with such terms as our board of directors may determine.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters is located in Menlo Park, California, where we lease approximately 32,000 square feet of commercial space under a term lease that expires on December 31, 2007. We use this space for our principal administrative, sales and support, engineering and technology development facilities and for manufacturing purposes. Approximately 6,500 square feet at our Menlo Park facility is a clean room manufacturing facility. We also have manufacturing facilities in Austin, Texas, Tualatin, Oregon and Shanghai, China. In Austin, we lease approximately 22,080 square feet of commercial space under a lease that expires on October 31, 2008, subject to renewal for up to two years at our option. Approximately 3,500 square feet in Austin is a clean room manufacturing facility. In Tualatin, we lease approximately 22,000 square feet of commercial space under a lease that expires on November 7, 2007, subject to renewal for up to five years at our option. Approximately 4,000 square feet in Tualatin is a clean room manufacturing facility. In Shanghai, we lease approximately 52,000 square feet of commercial space under a lease that expires on June 30, 2009. Approximately 6,500 square feet in Shanghai is a clean room facility.

The table below lists our properties as of January 31, 2006.

Location	Principal Use	Square Footage	Ownership

Menlo Park, California	Headquarters, manufacturing, sales, engineering, technology development	32,000	Leased
Austin, Texas	Manufacturing, engineering	22,080	Leased
Tualatin, Oregon	Manufacturing, engineering	22,000	Leased
Shanghai, China	Manufacturing, customer support	52,000	Leased

Item 3.	Legal Proceedings

On September 2, 2005, we filed suit in the federal court for the Northern District of California against Celerity, Inc., or Celerity, seeking a declaratory judgment that our new substrate technology does not infringe certain of Celerity’s patents and/or that Celerity’s patents are invalid. On September 13, 2005, Celerity filed suit in the federal court of Delaware alleging that we have infringed seven patents by developing and marketing products that use Celerity’s fluid distribution technology. The Delaware litigation was transferred to the Northern District of California on October 19, 2005 and on December 12, 2005 was consolidated with our previously filed declaratory judgment action. The complaint by Celerity seeks injunction against future infringement of its patents and compensatory and treble damages. We believe that the claims made by Celerity are without merit and intend to defend the lawsuit vigorously. However, litigation can be costly and time consuming regardless of the outcome.

From time to time, we are also subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq National Market under the symbol “UCTT” since March 25, 2004. The following table sets forth for the periods indicated the high and low closing sales prices per share of our common stock as reported by the Nasdaq National Market:

	High	Low

Fiscal year 2004
First quarter (commencing March 25, 2004)	$7.50	$7.25
Second quarter	$8.30	$7.25
Third quarter	$7.49	$4.16
Fourth quarter	$6.19	$4.23
Fiscal year 2005
First quarter	$6.80	$5.79
Second quarter	$7.96	$6.03
Third quarter	$7.41	$5.55
Fourth quarter	$7.63	$5.95

To date, we have not declared or paid cash dividends to our stockholders and we do not intend to do so for the foreseeable future in order to retain earnings for use in our business. In addition, our revolving credit facility and our stockholders’ agreement contain restrictions over our ability to pay dividends (see Note 3—Notes Payable and Borrowing Arrangements in Item 8 and “Risk Factors—Risks related to our ownership by Francisco Partners” in Item 1A of this report). As of February 6, 2006, we had approximately 1,219 stockholders of record.

Item 6.	Selected Consolidated Financial Data

You should read the following tables in conjunction with other information contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and related notes and other financial information contained elsewhere in this Annual Report.

					Predecessor
				As of or for the	As of or for the
				Period from	Period from
				November 16	January 1	As of or for the
	As of or for the			through	through	Year Ended
	Year Ended December 31,			December 31,	November 15,	December 31,
	2005	2004	2003	2002	2002	2001
	(In thousands, except per share amounts)

Consolidated statements of operations data:
Net sales	$147,535	$184,204	$77,520	$7,916	$76,338	$76,486
Cost of goods sold	127,459	154,995	67,313	7,972	66,986	66,129

Gross profit (loss)	20,076	29,209	10,207	(56)	9,352	10,357

Operating expenses:
Research and development	2,360	2,413	1,155	99	634	613
Sales and marketing	3,357	3,569	2,276	332	1,586	1,302
General and administrative	11,593	9,019	4,701	928	6,626	3,127
Stock and other deferred compensation	205	760	277	34	—	—
In-process research and development	—	—	—	889	—	—

Total operating expenses	17,515	15,761	8,409	2,282	8,846	5,042

Income (loss) from operations	2,561	13,448	1,798	(2,338)	506	5,315
Interest and other income (expense), net	147	(387)	(1,458)	(178)	(176)	(440)

Income (loss) before income taxes	2,708	13,061	340	(2,516)	330	4,875
Income tax provision (benefit)	705	4,511	232	(667)	642	1,981

Net income (loss)	$2,003	$8,550	$108	$(1,849)	$(312)	$2,894

Net income (loss) per share:
Basic	$0.12	$0.59	$0.01	$(0.21)	$(0.08)	$0.79
Diluted	$0.12	$0.55	$0.01	$(0.21)	$(0.08)	$0.64

Shares used in computing net income (loss) per share:
Basic	16,241	14,605	9,976	8,668	3,680	3,680
Diluted	17,169	15,542	10,711	8,668	3,680	4,535
Consolidated balance sheet data:
Cash	$10,663	$11,440	$6,035	$6,237	$3,430	$760
Working capital	33,889	29,861	17,519	16,067	4,512	2,519
Total assets	75,009	67,698	50,155	48,836	27,086	20,652
Short- and long-term capital lease and other obligations	424	528	558	662	172	554
Debt to related parties	—	—	30,013	29,812	8,500	8,400
Total stockholders’ equity	$55,281	$52,475	$8,320	$8,089	$11,247	$8,670

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a leading developer and supplier of critical subsystems, primarily for the semiconductor capital equipment industry. We develop, design, prototype, engineer, manufacture and test subsystems which are highly specialized and tailored to specific steps in the semiconductor manufacturing process. Currently, our revenue is derived primarily from the sale of gas delivery systems. We are increasing our revenue related to the sale of other subsystems, including chemical delivery modules, top-plate assemblies, frame assemblies and process modules. Our primary customers are semiconductor equipment manufacturers.

Historically the majority of semiconductor equipment manufacturers were vertically integrated. However, as they place greater emphasis on their core competencies, process development and innovation, they rely more heavily on outsourcing the design, development and manufacturing of many of the subsystems that comprise the semiconductor manufacturing equipment they produce. As the requirements they place on their subsystem suppliers increase and the scope of the subsystems they outsource expands, semiconductor equipment manufacturers seek to consolidate their supplier relationships into a reduced number of integrated solution providers.

We provide our customers complete subsystem solutions that combine our expertise in design, test, component characterization and highly flexible manufacturing operations with quality control and financial stability. This combination helps us drive down total manufacturing costs, reduce design-to-delivery cycle times and maintain high quality standards for our customers. We believe these characteristics, as well as our standing as a leading supplier of gas delivery systems, place us in a strong position to benefit from the growing demand for subsystem outsourcing.

A substantial majority of our products consists of gas delivery systems. Our other subsystems, related to semiconductor manufacturing equipment, include chemical delivery modules, top-plate assemblies, frame assemblies and process modules. We operate clean room manufacturing facilities in Menlo Park, California; Austin, Texas; Tualatin, Oregon; and Shanghai, China.

We have in the past considered and will continue to consider acquisitions that will enable us to expand our geographic presence, secure new customers and diversify into complementary products and markets as well as broaden our technological capabilities in semiconductor capital equipment manufacturing.

FP-Ultra Clean, L.L.C., an entity controlled by Francisco Partners, L.P., owns approximately 55% of our outstanding common stock. Pursuant to a stockholders’ agreement with FP-Ultra Clean, L.L.C., our board of directors may not take certain significant actions without the approval of FP-Ultra Clean, L.L.C. as long as it owns at least 25% of our outstanding common stock, including mergers, acquisitions or sales of assets outside the ordinary course of business, the issuance of securities and the incurrence or refinancing of indebtedness in excess of $10 million.

Cyclical Business

Our business and operating results depend in significant part upon capital expenditures by manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors. Historically, the semiconductor industry has been highly cyclical, with recurring periods of over-supply of semiconductor products that have had a severe negative effect on the demand for capital equipment used to manufacture semiconductors. During these periods, we have experienced significant fluctuations in customer orders for our products. Our sales were $147.5 million in 2005, $184.2 million in 2004 and $77.5 million in 2003. In periods where supply exceeds demand for semiconductor capital equipment, we generally experience significant reductions in customer orders for our products. Sharp decreases in demand for semiconductor capital equipment may lead our customers to cancel forecasted orders, change production quantities from forecasted volumes or delay production, each of which may negatively impact our gross profit as we may be unable to reduce costs quickly and may be required to hold inventory longer than anticipated. In periods where demand for semiconductor capital equipment exceeds supply, we typically need to quickly increase our production of gas delivery and other subsystems, requiring us to order additional inventory, effectively manage our component supply chain, hire additional employees and expand, if necessary, our manufacturing capacity.

Outsourcing Need

We generate a significant portion of our revenue from the sale of gas delivery systems as well as a growing portion from other subsystems. The success of our business and our ability to generate future sales depends on OEMs continuing to outsource the manufacturing of gas delivery systems and other subsystems for their semiconductor capital equipment. Most of the largest OEMs have already outsourced a significant portion of their gas delivery systems. If OEMs do not continue to outsource gas delivery systems for their capital equipment, our revenue would be reduced, which could have a material adverse affect on our business, financial condition and operating results. In addition, if we are unable to obtain additional business as OEMs outsource their production of gas delivery and other subsystems, our business, financial condition and operating results could be adversely affected.

Customer and Geographic Concentration

A relatively small number of OEM customers have historically accounted for a significant portion of our revenue, and we expect this trend to continue. Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. as a group accounted for 89% of our sales in 2005, 93% of our sales in 2004, 92% of sales in 2003. Because of the small number of OEMs in our industry, most of whom are already our customers, it would be difficult to replace lost revenue resulting from the loss of, reduction in, cancellation of or delay in purchase orders by, any one of these customers. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a small number of customers. In addition, any significant pricing pressure exerted by a key customer could adversely affect our operating results.

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

In 2005, 2004 and 2003, 6%, 3% and 4%, respectively, of our total sales were derived from sales outside the United States, based upon the location to which our products were shipped.

Anticipated Increased General and Administrative Costs

The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, or SEC, the Public Company Accounting Oversight Board, or PCAOB, and the Nasdaq National Market, have required changes in the corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make legal, accounting and administrative activities more time-consuming and costly. In particular, we anticipate being classified as an accelerated filer, as defined in Exchange Act Rule 12b-2, as of the end of the second quarter of 2006. As a result, beginning with our Annual Report on Form 10-K for the year ending December 31, 2006, our auditors will be required to audit and report on the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. We will experience additional costs, especially in 2006, as we complete documentation of our internal control procedures in anticipation of our Section 404 compliance.

Currency Fluctuations

Our international sales are denominated primarily, though not entirely, in U.S. dollars. Many of the costs and expenses associated with our Shanghai facility are paid in Chinese Renminbi, and we expect our exposure to the Renminbi to increase as we ramp up production in that facility. In addition, purchases of some of our components are denominated in Japanese Yen. Changes in exchange rates among other currencies in which our revenues or costs are denominated and the U.S. dollar may affect our revenues, cost of sales and operating margins. While fluctuations in the value of our revenues, cost of sales and operating margins as measured in U.S. dollars have not materially affected our results of operations historically, we do not currently hedge our exchange exposure and adverse exchange rate fluctuations could have an adverse effect on our financial condition and results of operations in the future.

Critical Accounting Policies, Significant Judgments and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure at the date of our financial statements. On an on-going basis, we evaluate our estimates and judgments, including those related to sales, inventories, intangible assets, stock compensation and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We consider certain accounting policies related to revenue recognition, inventory valuation, accounting for income taxes, valuation of intangible assets and goodwill and stock options to employees to be critical policies due to the estimates and judgments involved in each.

Revenue Recognition

Our revenue is derived almost exclusively from a few OEM customers in the semiconductor capital equipment and flat panel display industries in the United States. Our standard arrangement for our customers includes a signed purchase order or contract, no right of return of delivered products and no customer acceptance provisions. Revenue from sales of products is recognized when:

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

We assess collectability based on the creditworthiness of the customer and past transaction history. We perform on-going credit evaluations on, and do not require collateral from, our customers. We have not experienced collection losses in the past. A significant change in the liquidity or financial position of any one customer could make it more difficult for us to assess collectability.

Inventory Valuation

We value our inventories at the lesser of standard cost, determined on a first-in, first-out basis, or market. We assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts on a periodic basis. Obsolete inventory or inventory in excess of our estimated usage is written-down to its estimated market value less costs to sell, if less than its cost. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specific identified inventory in excess of established usage. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If actual market conditions are less favorable than our projections, additional inventory write-downs may be required. If the inventory value is written down to its net realizable value, and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold either as a component of a subsystem or as separate inventory.

Accounting for Income Taxes

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

Valuation of Intangible Assets and Goodwill

We periodically evaluate our intangible assets and goodwill in accordance with the Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets include goodwill, purchased technology and tradename. Factors we consider important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. The provisions of SFAS No. 142 also require a goodwill impairment test annually or more frequently if impairment indicators arise. In testing for a potential impairment of goodwill, the provisions of SFAS No. 142 require the application of a fair value-based test at the reporting unit level. We operate in one segment and have one reporting unit as defined by SFAS No. 142. Therefore, all goodwill is considered enterprise goodwill, and the first step of the impairment test prescribed by SFAS No. 142 requires a comparison of our fair value to our book value. If the estimated fair value is less than the book value, SFAS No. 142 requires an estimate of the fair value of all identifiable assets and liabilities of the business in a manner similar to a purchase price allocation for an acquired business. This estimate requires valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Potential goodwill impairment is measured based upon this two-step process. We performed the annual goodwill impairment test as of December 31, 2005 and 2004 and determined that goodwill was not impaired.

Stock Options to Employees

We account for our employee stock purchase plan and employee stock-based compensation plan in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation, or FIN, No. 44, Accounting for Certain Transactions Involving Stock Compensation. Accordingly, no compensation is recognized for purchase rights issued through our employee stock purchase plan or employee stock-based awards granted with exercise prices greater than or equal to the fair value of the underlying common stock at the date of grant. We apply the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.

SFAS No. 123 requires the disclosure of pro forma net income as though we had adopted the fair value method since our inception. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of certain option pricing models, including the Black-Scholes option pricing model. Such models were developed to estimate the fair value of freely tradable, fully transferable options with no vesting restrictions, conditions that differ significantly from our stock option awards. These models also require the use of subjective assumptions, including expected time to exercise, which greatly affect the calculated values.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in the financial statements based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In April 2005, the SEC delayed the effective date of SFAS No. 123(R). SFAS No. 123(R) is effective for the Company as of the interim reporting period beginning January 1, 2006. Based on the unvested stock-based awards outstanding at December 31, 2005, we do not anticipate that the adoption of SFAS No. 123(R) will have a material impact on our financial position or results of operations. However, depending on valuation factors such as the price of our common stock, if we grant stock-based awards at a similar volume to what was granted in prior years, the application of SFAS No. 123(R) could have a material impact on our results of operations in future periods.

Results of Operations

The following table sets forth statements of operations data for the periods indicated as a percentage of revenue.

	Year Ended
	December 31,
	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	86.4	84.1	86.8

Gross profit	13.6	15.9	13.2
Operating expenses:
Research and development	1.6	1.3	1.5
Sales and marketing	2.3	2.0	2.9
General and administrative	7.9	4.9	6.0
Stock and other deferred compensation	0.1	0.4	0.4

Total operating expenses	11.9	8.6	10.8
Income from operations	1.7	7.3	2.4
Interest (expense) and other, net	0.1	(0.2)	(1.9)

Income before income taxes	1.8	7.1	0.5
Income tax provision (benefit)	0.4	2.5	0.3

Net income	1.4%	4.6%	0.2%

Year Ended December 31, 2005 Compared With Year Ended December 31, 2004

Net Sales

Net sales for the year ended December 31, 2005 decreased 19.9% to $147.5 million from $184.2 million for the year ended December 31, 2004. The decrease reflected softening demand among semiconductor capital equipment manufacturers as the industry coped with weakness in end-market demand. Included in the $147.5 million in sales for the year ended December 31, 2005 is $11.5 million related to sales of products other than gas delivery systems, including chemical delivery modules, top-plate assemblies, frame assemblies and process modules as compared to approximately $2.5 million in 2004.

Historically, a relatively small number of OEM customers have accounted for a significant portion of our sales. Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. are our three largest customers and each has greater than 10% of our total sales. As a percentage of total revenue, sales to our three largest customers were 89%, 93% and 92% and for the years ended December 31, 2005, 2004 and 2003, respectively.

Gross Profit

Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation, associated with the design and manufacture of products sold. Gross profit for the year ended December 31, 2005 decreased to $20.1 million, or 13.6% of net sales, from $29.2 million, or 15.9% of net sales, for the year ended December 31, 2004. The decrease in gross profit was due primarily to lower factory absorption.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment, design and implementation, new product design and testing and other product development activities. Research and development expense was approximately $2.4 million for each of the years ended December 31, 2005 and 2004. As a percentage of sales, research and development expense increased to 1.6% of net sales for the year ended December 31, 2005 compared to 1.3% of net sales for the year ended December 31, 2004. This increase was due primarily to a lower revenue base in 2005 as compared to 2004.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with our sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense was $3.4 million and $3.6 million for the years ended December 31, 2005 and 2004, respectively. As a percentage of sales, sales and marketing expense increased to 2.3% of net sales for the year ended December 31, 2005 compared to 2.0% of net sales for the year ended December 31, 2004. The increase was due primarily to a lower revenue base in 2005 as compared to 2004.

General and Administrative Expense

General and administrative expense consists primarily of salaries and overhead of our administrative staff and professional fees. General and administrative expense increased to $11.6 million, or 7.9% of net sales, for the year ended December 31, 2005 from $9.0 million, or 4.9% of net sales, for the year ended December 31, 2004. The increase was primarily due to $0.1 million relating to the addition of administrative personnel in China, $0.8 million in accounting and consulting costs relating to Sarbanes-Oxley 404 compliance, $0.1 million in severance costs associated with the departure of our former Chief Financial Officer and $0.7 million expenses related to a potential acquisition, discussions for which were terminated during the fourth quarter of 2005.

Stock and Other Deferred Compensation

Stock and other deferred compensation expense for the year ended December 31, 2005 was $0.2 million compared to $0.8 million for the year ended December 31, 2004. This decrease was primarily attributable to the absence of stock charges related to the vesting of our Series A Senior Notes following our initial public offering in 2004.

Interest and Other Income (Expense), Net

Interest and other income (expense) for the year ended December 31, 2005 increased to $0.1 million compared to $(0.4) million for the year ended December 31, 2004. The increase in interest and other income (expense), net over the comparable prior period is primarily attributable to increased income earned on higher cash balances and a decline in interest expense as a result of the retirement of all of our outstanding Series A Senior Notes in 2004.

Income Tax Provision

Our effective tax rate for the year ended December 31, 2005 was 26.0% compared to 34.5% for the year ended December 31, 2004. Our effective tax rate is substantially impacted by several items including the extraterritorial income exclusion, Section 199 deduction for domestic production activities and the effect of foreign operations. The decreased rate in 2005 primarily reflects a change in our geographic mix of worldwide earnings and tax benefits associated with the extraterritorial income exclusion.

Year Ended December 31, 2004 Compared With Year Ended December 31, 2003

Net Sales

For the year ended December 31, 2004, net sales increased 137.6%, or $106.7 million to $184.2 million from $77.5 million for the year ended December 31, 2003. An increase in end user demand for semiconductors during

2004 resulted in increased demand in the semiconductor capital equipment industry and therefore increased demand for our gas delivery systems. In addition, we began shipping frame assemblies in the second quarter of 2004 and top-plate assemblies in the fourth quarter of 2004. These new product shipments contributed $2.5 million to revenue in 2004.

Gross Profit

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

General and Administrative Expense

General and administrative expense for the year ended December 31, 2004 increased 91.8% to $9.0 million from $4.7 million for the year ended December 31, 2003, an increase of $4.3 million. General and administrative expense as a percentage of sales decreased to 4.9% for the year ended December 31, 2004 compared to 6.0% for the year ended December 31, 2003. We experienced higher general and administrative expense in 2004, primarily due to approximately $1.9 million in costs attributable to the addition of new administrative employees as a result of our significantly higher levels of manufacturing activity, approximately $1.4 million in costs related to legal, accounting, consulting, insurance and other fees associated with our becoming a public company, and approximately $0.5 million for costs associated with the startup activities of our Shanghai facility. Also included in general and administrative expense in 2004 was $0.5 million for costs associated with our consideration of an acquisition that we decided not to pursue during the third quarter.

Stock and Other Deferred Compensation

Stock and other deferred compensation expense for the year ended December 31, 2004 was $0.8 million compared to $0.3 million in 2003. This increase was primarily attributable to the vesting of our Series A Senior Notes following our initial public offering.

Interest Expense, Net

Interest expense for the year ended December 31, 2004 reduced to $0.4 million from $1.5 million for the year ended December 31, 2003, a decrease of $1.1 million. This decrease in interest expense was attributable to the retirement of our Series A Senior Notes issued in the fourth quarter of 2002 in connection with the Ultra Clean acquisition. This retirement of debt occurred after our initial public offering in the first quarter of 2004.

Provision for Income Taxes

Provision for income taxes for the year ended December 31, 2004 was $4.5 million compared to $0.2 million for the year ended December 31, 2003. This increase was primarily attributable to the increase in taxable income for the year ended December 31, 2004. The effective tax rate for 2004 was 34.5% compared to 68.2% in 2003. The effective tax rate for the year ended December 31, 2004 was slightly less than the statutory rate of 35% primarily as a result of a tax benefit from exempt income, which was almost entirely offset by foreign operations, state income taxes and non-deductible expenses. For the year ended December 31, 2003, the effective tax rate was higher than the statutory rate due to the mix of state taxable income and losses in Texas combined with a consolidated net income of approximately breakeven.

Unaudited Quarterly Financial Results

The following tables set forth statement of operations data for the periods indicated. The information for each of these periods is unaudited and has been prepared on the same basis as our audited consolidated financial statements included herein and includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our unaudited operations data for the periods presented. Historical results are not necessarily indicative of the results to be expected in the future.

	Fiscal Quarter
	First	Second	Third	Fourth	Fiscal Year
	(In thousands)

2005
Net sales	$41,924	$39,289	$27,540	$38,782	$147,535
Gross profit	6,649	5,591	2,573	5,263	20,076
Net income (loss)	1,194	692	(566)	683	2,003
2004
Net sales	40,837	54,508	47,509	41,350	184,204
Gross profit	6,081	8,922	7,803	6,403	29,209
Net income	$1,413	$3,089	$1,913	$2,135	$8,550

Our operating results for fiscal 2005 reflect a slowdown in industry demand that began in late 2004. As a result, revenues and gross margins for the year ended December 31, 2005 declined in comparison with year ended December 31, 2004. Net sales for the year ended December 31, 2005 decreased 19.9% to $147.5 million from $184.2 million for the year ended December 31, 2004. Gross profit for the year ended December 31, 2005 also decreased to $20.1 million, or 13.6% of net sales, from $29.2 million, or 15.9% of net sales, for the year ended December 31, 2004. As a result, net income for the year ended December 31, 2005 declined 76.5% to $2.0 million from $8.5 million for the year ended December 31, 2004.

Liquidity and Capital Resources

Historically, we have required capital principally to fund our working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of December 31, 2005, we had cash of $10.7 million as compared to $11.4 million as of December 31, 2004.

Net cash used in operating activities for the year ended December 31, 2005 was $3.2 million compared to cash provided by operating activities of $4.0 million for the year ended December 31, 2004. Cash flows were negatively impacted by a $6.5 million reduction in net income and a $0.7 million reduction in accounts payable as compared to the prior fiscal year.

Net cash used in investing activities for the year ended December 31, 2005 was $0.5 million compared to $3.3 million for the year ended December 31, 2004. The decrease was due primarily to higher levels of equipment purchases for our Shanghai facility in the prior year.

Net cash provided by financing activities for the year ended December 31, 2005 decreased $1.9 million to $2.9 million from $4.7 million in the year ended December 31, 2004. We generated cash of $2.3 million in fiscal 2005 through bank borrowings, which were used primarily to fund start-up costs at our Shanghai facility and $0.6 million from the sale of our common stock. Net cash provided by financing activities for the year ended December 31, 2004 included the net proceeds from our initial public offering, partially offset by the retirement of our Series A Senior Notes.

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

Revolving Credit Facility

In November 2004, we entered into a loan and security agreement, which we have since amended, providing for revolving loans of up to $20.0 million (with a $5.0 million sublimit for letters of credit). The loan and security agreement contains certain financial covenants, including a tangible net worth target and minimum profitability and liquidity ratios. Borrowings under the loan and security agreement bear interest, at our option, at a rate equal to 1.5% per annum plus LIBOR or the reference rate established from time to time by the lender. Interest is payable monthly, and the loan and security agreement matures on June 30, 2006. At any time prior to the maturity date, we may elect to convert up to $10.0 million of outstanding borrowings into a three-year term loan with quarterly payments of principal and interest. This term loan would bear interest, at our option, at a rate equal to 1.75% per annum plus LIBOR or 0.25% plus the reference rate. Obligations under the agreement are secured by a lien on substantially all of our assets. The obligations will be guaranteed by our domestic subsidiaries, and such guarantees will be secured by a lien on substantially all of their assets.

During the first quarter of 2005, we entered into a loan and security agreement providing for a borrowing facility of up to $3.0 million with a bank in China. The borrowing facility is secured by a standby letter of credit issued under our credit facility. The weighted average interest rate on borrowings under this facility was 5.2% per annum at December 31, 2005. As of December 31, 2005, the balance outstanding under the facility was $2.3 million, a portion of which was repayable in Renminbi.

Capital Expenditures

We made capital expenditures of $1.1 million in year ended December 31, 2005, most of which was for facility leasehold improvements and equipment in connection with the establishment of our Shanghai facility, $3.3 million on capital expenditures for the year ended December 31, 2004 and $0.2 million for the year ended December 31, 2003.

Contractual Obligations and Contingent Liabilities and Commitments

Other than operating leases for certain equipment and real estate, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than with respect to the revolving credit facility described above, we are not a guarantor of any other entities’ debt or other financial obligations. The following table presents a summary of our future minimum lease payments:

	Year Ending December 31,
	2006	2007	2008	2009	2010	Total

Purchase obligations	$26,040	—	—	—	—	$26,040
Capital lease obligations	79	55	24	4	—	162
Operating lease obligations*	1,238	962	309	71	—	2,580

Total	$27,357	$1,017	$333	$75	$—	$28,782

*	Operating lease expense reflects the fact that (a) the lease for our headquarters facility in Menlo Park, California, expires on December 31, 2007 and (b) the lease for our manufacturing facility in Tualatin, Oregon, expires on November 7, 2007. We have an option to renew our lease in Tualatin, which we expect to exercise. Operating lease expense set forth above is expected to increase upon renewal of these leases.

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement requires that these costs be recognized as current-period charges and requires that production overhead be based on the normal capacity of the production facilities. We do not expect the adoption of SFAS No. 151 in 2006 to have a material effect on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payments. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in the financial statements based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In April 2005, the SEC delayed the effective date of SFAS No. 123(R). SFAS No. 123(R) is effective for the Company as of the interim reporting period beginning January 1, 2006. Based on the unvested stock-based awards outstanding at December 31, 2005, we do not anticipate that the adoption of SFAS No. 123(R) will have a material impact on our financial position or results of operations. However, depending on valuation factors such as the price of our common stock, if we grant stock-based awards at a similar volume to what was granted in prior years, then the application of SFAS No. 123(R) could have a material impact on our results of operations in future periods.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—an amendment of APB 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 in our first quarter of fiscal 2006 to have a material effect on our financial position or results of operations.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements. EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease (collectively referred to as subsequently acquired leasehold improvements). EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. The adoption of EITF 05-06 did not have a material effect on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates or equity prices. During the first quarter of 2005, we entered into a loan and security agreement providing for revolving loans of up to $3.0 million with a bank in China. As of December 31, 2005, the balance outstanding under the revolving loans was $2.3 million, a portion of which is repayable in Renminbi. If we enter into future borrowing arrangements or borrow under our existing revolving credit facility, we may seek to manage our exposure to interest rate changes by using a mix of debt maturities and variable- and fixed-rate debt, together with interest rate swaps where appropriate, to fix or lower our borrowing costs. We do not make material sales in currencies other than the U.S. dollar or have material purchase obligations outside of the United States, except in China where we had purchase commitments totaling $2.3 million in U.S. dollar equivalents. We have performed a sensitivity analysis assuming a hypothetical 10-percent movement in foreign currency exchange rates and interest rates applied to the underlying exposures described above. As of December 31, 2005, the analysis indicated that such market movements would not have a material effect on our business, financial condition or results of operations. Although we do not anticipate any significant fluctuations, there can be no assurance that foreign currency exchange risk will not have a material impact on our financial position, results of operations or cash flow in the future.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ultra Clean Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Ultra Clean Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ultra Clean Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

San Jose, California
February 27, 2006

Ultra Clean Holdings, Inc.

Consolidated Balance Sheets

	Year Ended
	December 31,
	2005	2004
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$10,663	$11,440
Accounts receivable	19,528	13,785
Inventory	19,106	15,133
Deferred income taxes	2,294	2,340
Prepaid expenses and other	1,672	1,960

Total current assets	53,263	44,658

Equipment and leasehold improvements:
Computer equipment and software	1,834	1,648
Furniture and fixtures	308	294
Machinery and equipment	2,960	3,101
Leasehold improvements	4,171	3,613

	9,273	8,656
Accumulated depreciation and amortization	(4,961)	(3,264)

Equipment and leasehold improvements, net	4,312	5,392
Long-term assets:
Goodwill	6,084	6,617
Tradename	8,987	8,987
Deferred income taxes	2,132	1,768
Other non-current assets	231	276

Total assets	$75,009	$67,698

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$2,343	$—
Accounts payable	14,188	12,302
Accrued compensation and related benefits	769	1,546
Other accrued expenses and liabilities	2,004	847
Capital lease obligations, current portion	70	102

Total current liabilities	19,374	14,797

Capital lease obligations and other liabilities	354	426

Total liabilities	19,728	15,223

Commitments and contingencies (see Note 10)
Stockholders’ Equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 16,501,363 and 16,366,466 shares issued and outstanding, in 2005 and 2004, respectively	46,819	46,237
Deferred stock-based compensation	(350)	(571)
Retained earnings	8,812	6,809

Total stockholders’ equity	55,281	52,475

Total liabilities and stockholders’ equity	$75,009	$67,698

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except
	per share amounts)

Net sales	$147,535	$184,204	$77,520
Cost of goods sold	127,459	154,995	67,313

Gross profit	20,076	29,209	10,207

Operating expenses:
Research and development	2,360	2,413	1,155
Sales and marketing	3,357	3,569	2,276
General and administrative	11,593	9,019	4,701
Stock and other deferred compensation	205	760	277

Total operating expenses	17,515	15,761	8,409

Income from operations	2,561	13,448	1,798

Interest and other income (expense), net	147	(387)	(1,458)

Income before income taxes	2,708	13,061	340
Income tax provision	705	4,511	232

Net income	$2,003	$8,550	$108

Net income per share:
Basic	$0.12	$0.59	$0.01
Diluted	$0.12	$0.55	$0.01
Shares used in computing net income per share:
Basic	16,241	14,605	9,976
Diluted	17,169	15,542	10,711

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

				Retained
			Deferred	Earnings	Total
	Common Stock		Stock Based	(Accumulated	Stockholders’
	Shares	Amount	Compensation	Deficit)	Equity
	(In thousands)

Balance, December 31, 2002	10,197,750	10,198	(260)	(1,849)	8,089
Issuance of common stock	47,645	47			47
Deferred stock-based compensation related to stock options granted to employees	—	132	(132)	—	—
Amortization of deferred stock-based compensation	—	—	76		76
Net income	—	—	—	108	108

Balance, December 31, 2003	10,245,395	10,377	(316)	(1,741)	8,320
Sale of common stock	6,000,000	35,162	—	—	35,162
Issuance of restricted common stock to employees	62,500	438	(438)	—	—
Net issuance under employee stock plans, including tax benefits of $30	58,571	260			260
Amortization of deferred stock-based compensation			183		183
Net income				8,550	8,550

Balance, December 31, 2004	16,366,466	$46,237	$(571)	$6,809	$52,475
Net issuance under employee stock plans, including tax benefits of $116	134,897	598			598
Amortization of deferred stock-based compensation		(16)	221		205
Net income				2,003	2,003

Balance, December 31, 2005	16,501,363	$46,819	$(350)	$8,812	$55,281

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Cash flows from operating activities:
Net income	$2,003	$8,550	$108
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,167	1,605	1,429
Loss on equipment sale	30	—	105
Deferred income taxes	(318)	(575)	213
Amortization of deferred stock-based compensation	221	760	277
Tax benefit from stock-based compensation	116	—	—
Changes in assets and liabilities:
Accounts receivable	(5,743)	(2,061)	(3,362)
Inventory	(3,973)	(6,010)	(894)
Prepaid expenses and other	158	(1,750)	(9)
Other assets	45	77	67
Accounts payable	1,770	2,497	2,692
Accrued compensation and related benefits	(777)	699	(524)
Income taxes payable (receivable)	(865)	(46)	1,403
Other accrued expenses and liabilities	1,990	276	(1,391)

Net cash (used in) provided by operating activities	(3,176)	4,022	114

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,126)	(3,323)	(182)
Proceeds from sale of equipment and leasehold improvements	9	—	—
Decrease in restricted cash	130	—	—
Acquisition related tax benefit	533	—	—

Net cash used in investing activities	(454)	(3,323)	(182)

Cash flows from financing activities:
Principal payments on capital lease obligations	(72)	(124)	(134)
Proceeds from bank borrowings	2,343	—	—
Principal payments on notes to related parties, net	—	(30,593)	—
Proceeds from issuance of common stock	582	35,423	—

Net cash (used in) provided by financing activities	2,853	4,706	(134)

Net (decrease) increase in cash	(777)	5,405	(202)
Cash and cash equivalents at beginning of period	11,440	6,035	6,237

Cash and cash equivalents at end of period	$10,663	$11,440	$6,035

Supplemental cash flow information:
Income taxes paid	$510	$6,724	$15

Interest paid	$80	$508	$2,092

Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$—	$99	$246

Restricted stock issued	$—	$438	$47

Accretion of Series A Senior notes issued to employees	$—	$580	$201

(See notes to consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies

Organization — Ultra Clean Holdings, Inc. (“the Company”) is a developer and supplier of critical subsystems for the semiconductor capital equipment industry, producing primarily gas delivery systems and other subsystems, including frame and top plate assemblies and process modules. The Company’s products improve efficiency and reduce the costs of our customers’ design and manufacturing processes. The Company’s customers are primarily original equipment manufacturers (“OEMs”) of semiconductor capital equipment.

Principles of Consolidation — The accompanying financial statements include the accounts of the Company. All intercompany accounts and transactions are eliminated in consolidation.

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

Concentration of Credit Risk — Financial instruments which subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company sells its products to semiconductor capital equipment manufacturers in the United States. The Company performs credit evaluations of its customers’ financial condition and generally requires no collateral.

The Company had significant sales to three customers, each accounting for 10% or more of sales: Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. Sales to each of these customers as a percentage of total sales were as follows:

	Year Ended December 31,
	2005	2004	2003

Customer A	40%	49%	47%
Customer B	31%	28%	21%
Customer C	18%	16%	24%

When combined, these same significant customers represented 72% and 92% of accounts receivable at December 31, 2005 and 2004, respectively.

Fair Value of Financial Instruments — Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and bank borrowings. The carrying value of these instruments approximates their fair value because of their short-term nature.

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

Fiscal Year — Although the Company uses a 52-53 week fiscal year ending on the Friday nearest December 31, for presentation purposes, the Company presents each fiscal year as if it ended on December 31. Using the 52-53 year end, fiscal year 2005 ended on December 30, 2005, representing 52 weeks. Fiscal year 2004 ended on December 31, 2004, representing 53 weeks. All references to years refer to fiscal years.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2005 and 2004, inventory balances of $19,106,000 and $15,133,000, respectively, were net of write-downs of $2,523,000 and $1,504,000, respectively. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specific identified inventory in excess of estimated usage.

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

	Year Ended December 31,
	2005	2004

Beginning balance	$127	$88
Additions related to sales	57	122
Warranty costs incurred	(108)	(83)

Ending balance	$76	$127

Income Taxes — Income taxes are reported under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (“SFAS 109”) and, accordingly, deferred taxes are recognized using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base, and operating loss and tax credit carry-forwards. Valuation allowances are provided if it is more likely than not that some or all of the deferred tax assets will not be recognized.

Stock-Based Compensation — The Company accounts for its employee stock purchase plan and employee stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation. Accordingly, no compensation is recognized for purchase rights issued through the employee stock purchase plan or employee stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the date of grant. The Company complies with the disclosure provisions of FASB Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income as though the Company had adopted the fair value method since the inception of the Company. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended
	December 31,
	2005	2004	2003

Net income as reported	$2,003	$8,550	$108
Add: stock-based employee compensation included in reported net income, net of tax	151	119	24
Less: total stock-based compensation determined under the fair value-based method for all awards, net of tax	(828)	(423)	(36)

Pro forma net income	$1,326	$8,246	$96

Basic net income per share:
As reported	$0.12	$0.59	$0.01
Pro forma	$0.08	$0.56	$0.01
Diluted net income per share:
As reported	$0.12	$0.55	$0.01
Pro forma	$0.08	$0.53	$0.01

The pro forma amounts reflected above may not be representative of the effects on our reported net income or loss in future years because the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly. See “Recently issued accounting standards” below for further discussion of SFAS No. 123(R), Share Based Payments (“SFAS No. 123(R)”). Based on the Black-Scholes option pricing model, the weighted average estimated fair value per share of employee stock option grants was $3.51 for fiscal 2005, $3.98 for fiscal 2004 and $0.25 for 2003. The weighted average estimated fair value of purchase rights granted under the Employee Stock Purchase Plan (ESPP) was $1.28 and $1.62 for fiscal 2005 and 2004, respectively.

The Company’s calculations in accordance with SFAS 123 were made using the Black-Scholes option pricing model with the following weighted average assumptions for options granted:

	Year Ended December 31,
	2005	2004	2003

Dividend yield	0%	0%	0%
Expected volatility	57.9%	66.0%	0.0%
Risk-free interest rate	3.9%	3.3%	2.8%
Expected life (in years)	5.0	5.0	5.0

Under SFAS 123, pro forma compensation cost is calculated for the fair market value of the stock purchase rights granted under the ESPP. In anticipation of the required implementation of SFAS 123(R) in January 2006, the Company modified the terms of its ESPP plan in November 2005 to eliminate the look-back feature and reduce the

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discount on purchased shares from 15% to 5%. The fair value of each stock purchase right granted under the ESPP is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2005	2004

Dividend yield	0%	0%
Expected volatility	46.5%	47.9%
Risk-free interest rate	3.5%	2.1%
Expected life (in years)	0.5	0.5

The Company’s calculations are based on a single option valuation approach, and forfeitures are recognized as they occur.

Goodwill and Tradename — As part of the Ultra Clean acquisition in November 2002, the Company allocated the purchase price to the tangible and intangible assets acquired, liabilities assumed, and in-process research and development based on their estimated fair values. A third-party appraisal firm assisted management in determining the fair values of the assets acquired and the liabilities assumed. Such valuations required management to make significant estimates and assumptions, especially with respect to intangible assets.

Critical estimates in valuing certain intangible assets include, but are not limited to: future expected cash flows from customer contracts; acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed; the market position of the acquired products; and assumptions about the period of time the trade name will continue to be used in Ultra Clean’s product portfolio. Based upon these estimates, the tradename asset was assigned an indefinite life. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain.

SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets requires that all business combinations be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The provisions of SFAS No. 142 also require an annual goodwill impairment test or more frequently if impairment indicators arise. In testing for a potential impairment of goodwill, the provisions of SFAS No. 142 require the application of a fair value based test at the reporting unit level. The Company operates in one reporting segment which has one reporting unit. Therefore, all goodwill is considered enterprise goodwill and the first step of the impairment test prescribed by SFAS No. 142 requires a comparison of fair value to book value of the Company. If the estimated fair value of the Company is less than the book value, SFAS No. 142 requires an estimate of the fair value of all identifiable assets and liabilities of the business, in a manner similar to a purchase price allocation for an acquired business. This estimate requires valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Potential goodwill impairment is measured based upon this two-step process. Management performed the annual goodwill impairment test as of December 31, 2005 and 2004 and determined that goodwill was not impaired.

Long-Lived Assets — In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the impairment of long-lived assets, based on the projection of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values.

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

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Research and Development Costs — Research and development costs are expensed as incurred.

Net Income per Share — Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share earnings is calculated by dividing net income by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options and restricted stock using the treasury stock method, except when antidilutive (see Note 5).

Comprehensive Income — In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company reports by major components and as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income for all periods presented was the same as net income.

Recently Issued Accounting Standards — In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that these costs be recognized as current-period charges and requires that production overhead be based on the normal capacity of the production facilities. The Company does not expect the adoption of SFAS No. 151 in 2006 to have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payments. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in the financial statements based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In April 2005, the SEC delayed the effective date of SFAS No. 123(R). SFAS No. 123(R) is effective for the Company as of the interim reporting period beginning January 1, 2006. Based on the unvested stock-based awards outstanding at December 31, 2005, we do not anticipate that the adoption of SFAS No. 123(R) will have a material impact on our financial position or results of operations. However, depending on valuation factors such as the price of our common stock, if we grant stock-based awards at a similar volume to what was granted in prior years, then the application of SFAS No. 123(R) could have a material impact on our results of operations in future periods.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154) which replaces APB 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—an amendment of APB 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the EITF reached a consensus on Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements (EITF 05-06). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, (collectively referred to as subsequently acquired leasehold improvements). EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that reflects renewals that are reasonably assured

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005.

2.	Inventory

Inventory consisted of the following (in thousands):

	Year Ended December 31,
	2005	2004

Raw materials	$12,853	$9,659
Work in process	5,796	4,830
Finished goods	457	644

Total	$19,106	$15,133

3.	Notes Payable and Borrowing Arrangements

Series A Senior Notes — The Company issued Series A Senior Notes in aggregate principal amounts of $24,130,000, $2,730,000 and $3,733,000 on November 15, 2002, November 26, 2002 and December 2, 2002, respectively. These notes accrued interest at a rate of 5% per annum, were not redeemable by the holder and could be repaid, in whole or in part, with outstanding accrued interest at any time without penalty. All Series A Senior Notes were held by FP-Ultra Clean, L.L.C. and employees of the Company.

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

In November 2004, we entered into a loan and security agreement, which we have since amended, providing for revolver loans of up to $20.0 million (with a $5.0 million sublimit for letters of credit). The loan and security agreement contains certain financial covenants, including a tangible net worth target and minimum profitability and liquidity ratios. Revolver loans under the loan and security agreement bear interest, at our option, at a rate equal to 1.5% per annum plus LIBOR or the reference rate established from time to time by the lender. Interest on the revolving loans is payable monthly, and the revolving facility matures on June 30, 2006. At any time prior to the revolving maturity date, we may elect to convert up to $10.0 million of outstanding revolving borrowings into a three-year term loan with quarterly payments of principal and interest. This term loan would bear interest, at our option, at a rate equal to 1.75% per annum plus LIBOR or 0.25% plus the reference rate. Obligations under the

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement are secured by a lien on substantially all of our assets. The obligations will be guaranteed by our domestic subsidiaries, and such guarantees will be secured by a lien on substantially all of their assets.

During the first quarter of 2005, we entered into a loan and security agreement providing for a borrowing facility of up to $3.0 million with a bank in China. The borrowing facility is secured by our standby letter of credit issued under the Company’s credit facility. The weighted average interest rate on borrowings under the facility was 5.2% per annum at December 31, 2005. As of December 31, 2005, the balance outstanding under the facility was $2.3 million, a portion of which was repayable in Renminbi.

4.	Income Taxes

The provision for taxes on income consisted of the following (in thousands):

	Year Ended
	December 31,
	2005	2004	2003

Current:
Federal	$707	$4,099	$(58)
State	324	987	77

Total current	1,031	5,086	19
Deferred:
Federal	(226)	(579)	152
State	(100)	4	61

Total deferred	(326)	(575)	213

Total provision	$705	$4,511	$232

Significant components of net deferred tax assets for federal and state income taxes were as follows (in thousands):

	Year Ended December 31,
	2005	2004

Net deferred tax asset:
Current:
Inventory valuation and basis difference	$2,048	$1,756
Other accrued expenses	109	238
State taxes	137	346

	2,294	2,340
Non-current:
Deferred rent	5	6
Other accrued expenses	144	108
Depreciation	2,308	1,922
State taxes	(325)	(268)

	2,132	1,768
Net deferred tax assets	$4,426	$4,108

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective tax rate differs from the federal statutory tax rate as follows:

	Year Ended December 31,
	2005	2004	2003

Federal income tax provision at statutory rate	34.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.4	5.0	23.7
Effect of foreign operations	(4.2)	1.2	—
Exempt income	(7.9)	(5.9)	—
Goodwill	—	—	5.9
Other	(1.3)	(0.8)	3.6

Effective income tax rate	26.0%	34.5%	68.2%

All foreign earnings are considered to be permanently reinvested under APB 23.

5.	Stockholders’ Equity

Employee Stock Purchase Plan — In 2004 the Company adopted an Employee Stock Purchase Plan (“ESPP”) and is authorized to issue 555,343 shares of common stock under the ESPP. The ESPP permits employees to purchase common stock at a discount through payroll withholdings at certain specified dates (purchase period) within a defined offering period. The purchase price is 95% of the fair market value of the common stock at the end of the purchase period and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. There were 86,717 shares issued under the ESPP during the one full offering period in the year ended December 31, 2005.

Stock Options — On February 20, 2003, Ultra Clean adopted the 2003 Stock Incentive Plan (the “2003 Incentive Plan”) which was subsequently amended and restated. The Company has reserved 3,444,756 shares of its common stock for issuance under the 2003 Incentive Plan, as amended and restated. The 2003 Incentive Plan provides for the issuance of options and other stock-based awards. Options are generally granted at fair value at the date of grant as determined by the Board of Directors, have terms up to ten years and generally vest over four years. At December 31, 2005, 1,213,939 shares were available for future grants under the 2003 Incentive Plan.

Option activity under the 2003 Incentive Plan is as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2002	—	$—
Granted	1,067,000	$1.00
Cancelled	(11,750)	$1.00

Outstanding, December 31, 2003	1,055,250	$1.00
Granted	569,000	$6.64
Exercised	(14,020)	$1.00
Cancelled	(37,816)	$2.15

Outstanding, December 31, 2004	1,572,414	$3.01
Granted	859,000	$6.60
Exercised	(48,180)	$1.10
Cancelled	(262,797)	$5.76

Outstanding, December 31, 2005	2,120,437	$4.17

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information with respect to options outstanding and exercisable at December 31, 2005:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Average Life	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	(Years)	Price	Exercisable	Price

$0.01 - $1.00	927,588	7.16	$1.00	668,845	$1.00
$1.01 - $5.00	28,500	8.81	$4.36	8,303	4.36
$5.01 - $6.00	35,000	8.87	$5.35	9,479	5.35
$6.01 - $6.99	709,500	9.35	$6.49	7,436	6.29
$7.00 - $8.99	419,849	8.72	$7.13	110,301	7.18

$0.01 - $8.99	2,120,437	8.25	$4.17	804,364	$1.98

Common Stock — On March 24, 2004, the Company sold 6,000,000 shares of its common stock at a price to the public of $7.00 per share in an initial public offering (“IPO”). After deducting the underwriting discount of $0.49 per share, the net proceeds to the Company were approximately $39.1 million. Of the net proceeds, approximately $31.1 million was used to redeem the Company’s outstanding Series A Senior Notes plus accrued interest.

On April 21, 2004, as part of the Company’s IPO, FP-Ultra Clean, L.L.C., the Company’s principle stockholder sold 720,350 shares of the Company’s common stock in connection with the exercise by the underwriters of an over-allotment option. The Company did not receive any of the proceeds from the exercise of the over-allotment option. As of December 31, 2005, FP-Ultra Clean’s ownership of the Company was approximately 55%.

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

For the years ended December 31, 2005, 2004 and 2003, Ultra Clean charged $205,000, $149,000 and $67,000, respectively, to compensation expense related to the vesting of such restricted stock. The unvested amount is subject to forfeiture, until the common stock is fully vested. At December 31, 2005, 228,392 shares were vested and 102,633 shares were subject to repurchase.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Net Income Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands):

	Year Ended
	December 31,
	2005	2004	2003

Numerator, basic and diluted Net income	$2,003	$8,550	$108
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	16,417	14,851	10,239
Weighted average common shares outstanding subject to repurchase	(176)	(246)	(263)

Shares used in computing basic net income per share	16,241	14,605	9,976

Shares used in computation — diluted:
Weighted average common shares outstanding	16,241	14,605	9,976
Dilutive effect of common shares outstanding subject to repurchase	129	195	263
Dilutive effect of options outstanding	799	742	472

Shares used in computing diluted net income per share	17,169	15,542	10,711

Net income per share — basic	$0.12	$0.59	$0.01
Net income per share — diluted	$0.12	$0.55	$0.01

The Company had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income per share, as their effect would have been anti-dilutive. Such outstanding securities consist of the following:

	Year Ended December 31,
	2005	2004	2003

Shares of common stock subject to repurchase	47	51	—
Outstanding options	925	468	—

Deferred Stock Compensation — During the year ended December 31, 2003, the Company issued 1,067,000 common stock options to employees at a weighted average exercise price of $1.00 per share. The weighted average exercise price was below the weighted average deemed fair value of the Company’s common stock which ranged from $1.00 to $4.97 per share. In connection with these options, the Company recorded deferred stock-based compensation of approximately $132,000 and amortized approximately $29,000, $33,000 and $9,000, as an expense during the years ended December 31, 2005, 2004 and 2003, respectively.

7.	Employee Benefit Plan

The Company sponsors a 401(k) savings and profit sharing plan (the “401(k) Plan”) for all employees who meet certain eligibility requirements. Participants could elect to contribute to the 401(k) Plan, on a pre-tax basis, from 2-19% of their salary up to a maximum of $14,000. The Company may make matching contributions up to 6% of employee contributions based upon eligibility. The Company made approximately $315,000, $310,000, and $186,000 in discretionary employer contributions to the 401(k) Plan in the years ended December 31, 2005, 2004 and 2003, respectively.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Related Party Transaction

In addition to the related party transactions previously described, the Company entered into an agreement with a key executive of the Company on November 15, 2002 to defer payment of $265,000 in compensation until November  15, 2009. Under this arrangement the Company pays interest of 2.7% per annum, payable on June 30 and December 31 of each year. The amounts owed under this arrangement may be prepaid by the Company at the discretion of the board of directors. The principal amount owed under this arrangement is contained within Capital lease obligations and other liabilities on the balance sheet of the Company.

During the years ended December 31, 2005, 2004 and 2003, the Company incurred approximately $0, $75,000 and $0 for directors’ fees provided by principals of Francisco Partners, L.P., an affiliate of FP-Ultra Clean, L.L.C. See Notes 3 and 5 for other amounts paid to affiliates of FP-Ultra Clean, L.L.C.

9.	Industry and Segment Information

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

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth revenue by geographic area (in thousands):

	Year Ended
	December 31,
	2005	2004	2003

Net Sales
United States	$139,363	$178,260	$74,412
Export sales to Europe and Asia	8,172	5,944	3,108

Total net sales	$147,535	$184,204	$77,520

Prior to fiscal year 2004, all of the Company’s long-lived assets were located in the United States. At December 31, 2005, approximately $1,905,000 of the Company’s long-lived assets were located in China and the balance were located in the United States.

10.	Commitments and Contingencies

The Company leases certain equipment under capital lease arrangements. In addition, the Company leases its corporate and regional offices as well as some of its office equipment under noncancelable operating leases. The

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has a renewal option for its leased facilities in Austin, Texas, Tualatin, Oregon and Shanghai, China. Future minimum lease payments under these leases are as follows (in thousands):

	Capital	Operating
Year Ending December 31,	Leases	Leases

2006	$79	$1,238
2007	55	962
2008	24	309
2009	4	71
2010	—	—

Total	162	$2,580

Less interest	14

Present value of net minimum lease payments	148
Less current portion	70

Long-term portion	$78

The cost of equipment under the capital leases included in property and equipment at December 31, 2005 and 2004 was approximately $487,000. Net book value of leased equipment at December 31, 2005 and 2004 was approximately $142,000 and $273,000, respectively.

Rental expense for the year ended December 31, 2005, 2004 and 2003 was $1,316,000, $1,061,000 and $1,113,000, respectively. Included within capital lease obligations and other liabilities in 2005 and 2004 was $11,000 and $14,000 of deferred rent, respectively.

In connection with letters of credit required for the leases of certain facilities, the Company held $150,000 and $280,000 on deposit in restricted cash accounts as of December 31, 2005 and 2004, respectively. The restricted cash balance is included within prepaid expenses and other assets and other non-current assets.

The Company had commitments to purchase inventory totaling approximately $26,040,000 at December 31, 2005.

On September 2, 2005, the Company filed suit in the federal court for the Northern District of California against Celerity, Inc., or Celerity, seeking a declaratory judgment that our new substrate technology does not infringe certain of Celerity’s patents and/or that Celerity’s patents are invalid. On September 13, 2005, Celerity filed suit in the federal court of Delaware alleging that the Company has infringed seven patents by developing and marketing products that use Celerity’s fluid distribution technology. The Delaware litigation was transferred to the Northern District of California on October 19, 2005 and on December 12, 2005 was consolidated with our previously filed declaratory judgment action. The complaint by Celerity seeks injunction against future infringement of its patents and compensatory and treble damages. The Company believes that claims made by Celerity are without merit and intends to defend the lawsuit vigorously.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and designed to ensure that material information related to us and our consolidated subsidiaries would be made known to them by others within these entities.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors and Executive Officers of the Registrant

Listed below are the Company’s seven directors whose terms expire at the next annual meeting of shareholders.

		Director
Name	Age	Since

Brian R. Bachman	61	2004
Susan H. Billat	55	2004
Dipanjan Deb	36	2002
Kevin C. Eichler	46	2004
Clarence L. Granger	57	2002
David T. ibnAle	34	2002
Thomas M. Rohrs	55	2003

Director Independence:  Our Board of Directors has determined that Brian R. Bachman, Susan H. Billat, Kevin C. Eichler and Thomas M. Rohrs are each independent in accordance with applicable Nasdaq National Market and SEC rules. Our Board of Directors has also determined that we are a “controlled company” under Nasdaq National Market Rule 4350(c)(5) because FP-Ultra Clean, L.L.C. currently owns over 50% of our common stock. In making its determinations of director independence, the Board considered Mr. Rohrs’ relationships with Applied Materials, Inc., one of our significant customers. In addition to Mr. Rohrs’ past employment with Applied Materials described in the biographical information below, our Board of Directors considered Mr. Rohrs’ relationships with officers and other employees of Applied Materials and his recent experience as an employee of, and consultant to, Applied Materials, in connection with which he earned significant compensation. Effective as of April 29, 2005, Mr. Rohrs no longer serves as a consultant to Applied Materials. Our Board of Directors has concluded that under applicable Nasdaq National Market rules, Mr. Rohrs qualifies as independent since he has not been an executive officer of Applied Materials in the current or any of the past three fiscal years. Our Board of Directors has also concluded that Mr. Rohrs’ relationships with Applied Materials and its officers and other employees would not otherwise interfere with the exercise of his independent judgment in carrying out his responsibilities as a director of Ultra Clean.

Set forth below is information about each of our directors:

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

Brian R. Bachman has served as a director of Ultra Clean since March 2004. Mr. Bachman was the Chief Executive Officer and Vice Chairman of Axcelis Technologies, Inc. from May 2000 to January 2002. Prior to that, he was Senior Vice President and Group Executive-Hydraulics, Semiconductor Equipment and Specialty Controls of Eaton Corporation from December 1995 to July 2000 and Vice President and general manager for the Standard Products Business Group of Philips Semiconductors B.V. from 1991 to 1995. Prior to that, Mr. Bachman held various positions with FMC Corporation, General Electric Co. and TRW Inc. and was president of General Semiconductor, Inc., a subsidiary of Square D Co., and was a group General Manager with ITT Industries Inc. Mr. Bachman is on the board of directors of Keithley Instruments, Inc. and Kulicke and Soffa Industries, Inc.

Susan H. Billat has served as a director of Ultra Clean since March 2004. Since 2002, Ms. Billat has been a Principal at Benchmark Strategies, which she founded in 1990. Prior to that, she was a Managing Director and Senior Research Analyst for semiconductor equipment and foundries at Robertson Stephens & Company from 1996 to 2002 and senior Vice President of Marketing for Ultratech Stepper from 1994 to 1996. Prior to 1994, Ms. Billat spent eight years in executive positions in the semiconductor equipment industry and twelve years in operations management, engineering management and process engineering in the semiconductor industry. Ms. Billat is on the board of directors of PDF Solutions, Inc. Ms. Billat holds bachelor and masters of science degrees in physics from Georgia Tech and completed further graduate studies in electrical engineering and engineering management at Stanford University.

Dipanjan Deb has served as a director of Ultra Clean since November 2002. Mr. Deb is a founder and managing partner of Francisco Partners and has been a partner since its formation in August 1999. Prior to joining Francisco Partners, Mr. Deb was a Principal with Texas Pacific Group from 1998 to 1999. Earlier in his career, Mr. Deb was Director of Semiconductor Banking at Robertson Stephens & Company and a management consultant at McKinsey & Company. Mr. Deb is also on the board of directors of AMIS Holdings, Inc., Conexant Systems, Inc., SMART Modular Technologies, Inc., MagnaChip Semiconductor Ltd. and Credence Systems Corp.

Kevin C. Eichler has served as a director of Ultra Clean since March 2004. Mr. Eichler served as Vice President and Chief Financial Officer of MIPS Technologies, Inc. from June 1998 to February 2006. Prior to that, he was Vice President of Operations and Chief Financial Officer of Visigenic Software Inc. from 1996 to 1998, Executive Vice President of Finance and Chief Financial Officer of National Information Group from 1995 to 1996 and Executive Vice President of Finance and Chief Financial Officer of Mortgage Quality Management, Inc. from 1991 to 1995. Prior to 1991, Mr. Eichler held management positions with NeXT Software and Microsoft. Mr. Eichler is on the board of directors of SupportSoft, Inc. and Magma Design Automation, Inc. Mr. Eichler holds a bachelor of science degree in accounting from St. John’s University.

David T. ibnAle has served as a director of Ultra Clean since November 2002 and as our lead director since February 2005. Mr. ibnAle is a Principal with Francisco Partners and has been an investment professional with Francisco Partners since December 1999, when he joined as a Vice President. Prior to joining Francisco Partners, Mr. ibnAle was an associate with Summit Partners from 1996 to 1998. Prior to that he worked in the Corporate Finance Department of Morgan Stanley & Co. Mr. ibnAle has also worked in the Fixed Income Division of Goldman Sachs & Co. Mr. ibnAle holds an A.B. in public policy and an A.M. in international development policy from Stanford University and a masters degree in business administration from the Stanford University Graduate School of Business.

Thomas M. Rohrs has served as a director of Ultra Clean since January 2003. Mr. Rohrs currently serves as an independent advisor to a number of companies and served as an independent advisor to Applied

Materials, Inc., one of our largest customers, from August 2004 to April 2005. Mr. Rohrs served as Vice President, Strategic Development, of Applied Global Services, a division of Applied Materials, Inc., from October 2003 to August 2004. Prior to that, he was a senior advisor to Applied Materials, Inc. from May 2002 to September 2003 and Senior Vice President, Global Operations, at Applied Materials, Inc. from November 1997 to April 2002. Prior to that, he was Vice President, Worldwide Operations, for Silicon Graphics from 1992 to 1997 and Senior Vice President, Manufacturing and Customer Service, at MIPS Computer Systems from 1989 to 1992. Prior to 1989, Mr. Rohrs was employed by Hewlett Packard in a number of managerial positions. Mr. Rohrs is on the board of directors of Magma Design Automation, Inc. and Electroglas, Inc. Mr. Rohrs has a bachelor of science in mechanical engineering from the University of Notre Dame and a masters degree in business administration from Harvard Business School. He serves on the Engineering Advisory Council for the University of Notre Dame.

There are no family relationships among any of our directors and named executive officers.

Board of Directors Structure and Corporate Governance Information

Stockholders’ Agreement.  Pursuant to a stockholders’ agreement, our principal stockholder, FP-Ultra Clean, L.L.C., which is controlled by Francisco Partners, L.P., has the right to nominate for election a majority of the members of our Board of Directors as long as it holds at least 25% of our outstanding common stock. However, if FP-Ultra Clean, L.L.C.’s ownership interest in us decreases, its right to nominate directors will be reduced as follows:

Percent of Nominees
for Election to Our
Percentage Stock Ownership	Board of Directors

25% or more	50%
Less than 25%	25%
Less than 20%	20%
Less than 10%	10%
Less than 5%	0%

Director Responsibilities.  We are governed by our Board of Directors and its various committees that meet throughout the year. Our Board of Directors currently consists of seven directors. During 2005, there were four meetings of our Board of Directors. We expect directors to attend and prepare for all meetings of the Board of Directors and the meetings of the committees on which they serve. During 2005 each of our directors attended more than 75% of the aggregate of all meetings of the Board of Directors and any committees on which he or she served.

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

Communicating with our Board of Directors.  Any stockholder wishing to communicate with our Board of Directors may send a letter to the address specified on the cover page of this annual report. Communications that are intended specifically for non-employee directors should be sent to the attention of the Chairman of the Nominating and Corporate Governance Committee.

Annual Meeting Attendance:  Our Board of Directors has adopted a policy that all members should attend each annual meeting of stockholders when practicable.

Committees of our Board of Directors

Our Board of Directors has three principal committees. The following describes for each committee its current membership, the number of meetings held during 2005 and its mission:

Audit Committee.

The Audit Committee was created by our Board of Directors to:

•	assist our Board of Directors in its oversight of

•	the integrity of our financial statements;

•	the qualifications, independence and performance of our independent auditors; and

•	our compliance with legal and regulatory requirements; and

•	prepare the Audit Committee report required by the rules of the Securities and Exchange Commission.

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

For the 2005 audit cycle, including the Audit Committee report, the members of the Audit Committee were Messrs. Bachman and Eichler and Ms. Billat. Our Board of Directors has determined that each current member of the committee is independent as defined under Nasdaq National Market and Securities and Exchange Commission rules. Our Board of Directors has concluded that all members of the Audit Committee qualify as Audit Committee financial experts as defined by Securities and Exchange Commission rules. The Audit Committee met four times in 2005.

Compensation Committee.

The Compensation Committee was created by our Board of Directors to:

•	oversee our compensation and benefits policies generally, including the issuance of stock options;

•	evaluate senior executive performance and review our management succession plan;

•	oversee and set compensation for our senior executives; and

•	prepare the report on executive compensation that Securities and Exchange Commission rules require.

A copy of this committee’s charter is available in the corporate governance section of our website at www.uct.com.

Our Compensation Committee consists of Messrs. Bachman, Deb, ibnAle and Rohrs. Our Board of Directors has determined that Messrs. Bachman and Rohrs are independent as defined under Nasdaq National Market and the Securities and Exchange Commission rules. Messrs. Deb and ibnAle are not independent, as permitted by Nasdaq National Market rules applicable to “controlled companies.” The Compensation Committee met four times in 2005.

Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee was created by our Board of Directors to:

•	identify qualified individuals to fill any independent director positions on our Board of Directors and recommend such individuals to our Board of Directors for election at the next annual or special meeting of stockholders at which directors are to be elected or to fill any vacancies or newly created directorships that may occur between such meetings;

•	recommend directors for appointment to committees of our Board of Directors;

•	make recommendations to our Board of Directors as to determinations of director independence;

•	evaluate the performance of our Board of Directors;

•	oversee and set compensation for our directors; and

•	develop, recommend and oversee compliance with our corporate governance guidelines and code of business conduct and ethics.

A copy of this committee’s charter is available in the corporate governance section of our website at www.uct.com.

The current members of our Nominating and Corporate Governance Committee are Messrs. Deb, ibnAle, Eichler and Rohrs. Our Board of Directors has determined that Messrs. Eichler and Rohrs are independent as defined under Nasdaq National Market and Securities and Exchange Commission rules. Messrs. Deb and ibnAle are not independent, as permitted by Nasdaq National Market rules applicable to “controlled companies.” The Nominating and Corporate Governance Committee met once in 2005.

Consideration of Director Nominees

Stockholder Nominee.  The Nominating and Corporate Governance Committee will consider properly submitted stockholder nominations for candidates for membership on our Board of Directors as described below under “Identifying and Evaluating Nominees for Directors,” and will advise the recommending stockholder or group of stockholders as to its final decision. In evaluating such nominations, the Nominating and Corporate Governance Committee seeks to achieve a balance of knowledge, experience and capabilities on our Board of Directors and to address the membership criteria set forth under “Director Qualifications” in our corporate governance guidelines. To be considered, recommendations must be received by the committee, with a biographical summary, at the address on the cover page of this annual report.

Director Qualifications.  The Nominating and Corporate Governance Committee Charter contains our Board of Directors membership criteria that apply to nominees recommended by the Nominating and Corporate Governance Committee for a position on our Board of Directors. In addition, the Nominating and Corporate Governance Committee will take into account the independence, financial literacy and financial expertise standards required under our Board of Directors committees’ charters and applicable laws, rules and regulations, and the ability of the candidate, in light of the candidate’s other activities and our corporate governance guidelines, to devote the necessary time and attention to serving as a director and a committee member.

Identifying and Evaluating Nominees for Directors.  The Nominating and Corporate Governance Committee utilizes a variety of methods for identifying and evaluating nominees for director. The Nominating and Corporate Governance Committee periodically assesses the appropriate size of our Board of Directors and whether any vacancies on our Board of Directors are expected due to retirement or otherwise. In the event that vacancies are anticipated, or otherwise arise, the Nominating and Corporate Governance Committee considers various potential candidates for director. Candidates may come to the attention of the Nominating and Corporate Governance Committee through current directors, professional search firms engaged by us, stockholders or other individuals. These candidates are evaluated at regular or special meetings of the Nominating and Corporate Governance Committee and may be considered at any point during the year. As described above, the Nominating and Corporate Governance Committee considers certain properly submitted stockholder nominations for candidates for our Board of Directors. If any materials are provided by a stockholder in connection with the nomination of a director candidate, such materials are forwarded to the Nominating and Corporate Governance Committee.

Executive Officers

Set forth below is information concerning our executive officers as of January 31, 2006:

Name	Age	Position

Clarence L. Granger	57	President, Chief Executive Officer, Chief Operating Officer and Director
Jack Sexton	42	Vice President and Chief Financial Officer
Bruce Wier	57	Vice President of Engineering
Deborah Hayward	44	Vice President of Sales
Sowmya Krishnan, Ph.D.	37	Vice President of Technology and Chief Technology Officer

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

Jack Sexton has served as our Vice President and Chief Financial Officer since May 2005. Before joining Ultra Clean, Mr. Sexton was Corporate Controller of Credence Systems Corporation, a manufacturer of test equipment and diagnostics and failure analysis products used for testing semiconductor integrated circuits. He was Controller and Chief Accounting Officer of NPTest from May 2002 until its sale to Credence in May 2004. Prior to joining NPTest, Mr. Sexton was Worldwide Controller for Schlumberger Resource Management Services, now Actaris Metering Systems. Mr. Sexton joined Schlumberger in 1990, prior to which he was a plant operations controller for Texas Instruments. Mr. Sexton holds two Bachelor of Science degrees, in finance and accounting, from the Carroll School of Management at Boston College, where he graduated magna cum laude. He is also a Certified Public Accountant.

Bruce Wier has served as our Vice President of Engineering since February 2000. Mr. Wier served as our Director of Design Engineering from July 1997 to February 2000. Prior to joining Ultra Clean in July 1997, Mr. Wier was the Engineering Manager for the Oxide Etch Business Unit at Lam Research from April 1993 to June 1997. Prior to that, Mr. Wier was the Senior Project Engineering Manager at Genus from May 1990 to April 1993, the Mechanical Engineering Manager at Varian Associates from November 1985 to May 1990, and the Principal Engineer/ Project Manager at Eaton Corporation from February 1981 to November 1985. Mr. Wier is also on the board of directors of, and is the Chief Financial Officer for, Acorn Travel, a travel company formed by his wife in 1999. Mr. Wier holds a bachelor of science degree cum laude in mechanical engineering from Syracuse University.

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

Based solely on our review of such reports and representations, we believe that all of our directors, executive officers and beneficial stockholders of at least 10% of our common stock filed, on a timely basis, all reports required by Section 16(a) of the Exchange Act for the year ended December 31, 2005

Item 11.	Executive Compensation

Summary Compensation Table

This table sets forth certain information regarding the annual and long-term compensation we paid to or for our President and Chief Executive Officer and each of our other executive officers named in the table (the “named executive officers”) for each of our last two fiscal years.

						Long-Term
						Compensation(1)
						Number of
		Annual Compensation				Securities
					Other Annual	Underlying	All Other
		Salary	Bonus		Compensation	Options	Compensation
Name and Principal Position	Year	($)	($)		($)(2)(3)	(#)	($)

Clarence L. Granger	2005	332,692	—		968	400,000	6,139	(4)
President, Chief Executive	2004	298,846	126,837		968	—	508,589	(5)
Officer, Chief Operating	2003	233,077	33,932		1,055	385,000	10,480	(6)
Officer
Jack Sexton(7)	2005	128,461	—		—	165,000	—
Vice President, Chief Financial
Officer
Bruce Wier	2005	194,151	—		836	25,000	7,195	(8)
Vice President Engineering	2004	196,834	43,960		723	5,000	109,805	(9)
	2003	180,838	19,138		837	88,750	9,643	(10)
Deborah Hayward	2005	157,401	86,509	(11)	—	25,000	3,481	(12)
Vice President Sales	2004	141,350	118,468	(11)	—	31,250	3,164	(12)
	2003	110,298	70,415	(11)	—	62,500	2,956	(12)
Sowmya Krishnan, Ph.D.	2005	165,268			—	25,000	5,822	(12)
Vice President of Technology	2004	165,383	33,823		244	25,000	39,894	(13)
and Chief Technology Officer	2003	123,654	8,551		—	31,250	3,700	(12)

(1)	In addition, on December 31, 2005, Messrs. Granger and Weir and Dr. Krishnan held 39,825, 7,963 and 2,844 shares of restricted stock, respectively, with values of $288,333, $57,652 and $20,591, respectively, based on the closing sale price of our common stock of $7.24 on December 30, 2005.

(2)	Amounts represent tax gross-up reimbursements for executives’ life insurance premiums.

(3)	Excludes small amounts of perquisites such as executive disability insurance and car allowance, which do not exceed $50,000 or 10% of executive’s annual salary.

(4)	Amount includes company contribution of $4,399 under Ultra Clean’s 401(k) Plan and $1,740 reimbursed for executive’s life insurance premium.

(5)	Amount includes company contribution of $9,750 under Ultra Clean’s 401(k) Plan, $1,740 reimbursed for executive’s life insurance premium and $497,099 paid to executive for redemption of notes, including interest.

(6)	Amount includes company contribution of $8,740 under Ultra Clean’s 401(k) Plan and $1,740 reimbursed for executives’s life insurance premium.

(7)	Mr. Sexton joined us as our Vice President and Chief Financial Officer on May 17, 2005.

(8)	Amount includes company contribution of $5,690 under Ultra Clean’s 401(k) Plan and $1,505 reimbursed for executive’s life insurance premium.

(9)	Amount includes company contribution of $8,858 under Ultra Clean’s 401(k) Plan, $1,505 reimbursed for executive’s life insurance premium and $99,442 paid to executive for redemption of the Bonus Notes, including interest (see “Certain Relationships and Related Transactions—Transactions with Management and Directors”).

(10)	Amount includes company contribution of $8,138 under Ultra Clean’s 401(k) plan and $1,505 reimbursed for executive’s life insurance premium.

(11)	This amount reflects sales commissions paid to executive.

(12)	This amount reflects company contribution under Ultra Clean’s 401(k) Plan.

(13)	Amount includes company contribution of $4,054 to Ultra Clean’s 401(k) Plan, $35,470 paid to executive for redemption of the Bonus Notes, including interest (see “Certain Relationships and Related Transactions — Transactions with Management and Directors”) and $370 reimbursed for executive’s life insurance premium.

Stock Options Granted in Fiscal 2005

The following table sets forth information concerning grants of options to acquire shares of our common stock granted to our named executive officers during the fiscal year ended December 31, 2005. All options listed in the table become vested and exercisable over a four-year period from the date of grant, with the first 25% of the shares vesting on the first anniversary of the grant date and 1/48th of the shares vest monthly thereafter. The options were granted at an exercise price equal to the fair market value of our common stock on the date of grant. No stock appreciation rights were granted during 2005 to any of our named executive officers.

	Individual Grants
	Number of	% of Total			Potential Realizable
	Securities	Options			Value at Assumed Annual
	Underlying	Granted to	Exercise		Rates of Appreciation for
	Options	Employees	Price	Expiration	Option Term($)(1)
Name	Granted (#)	in 2005(%)	($/Share)	Dates	5%	10%

Clarence L. Granger	400,000	48.3	$6.55	May 8, 2015	1,647,704	4,175,605
Jack Sexton	165,000	19.9	$7.05	June 19, 2015	731,562	1,853,921
Bruce Wier	25,000	3.0	$6.55	May 8, 2015	102,981	260,975
Deborah Hayward	25,000	3.0	$6.55	May 8, 2015	102,981	260,975
Sowmya Krishnan, Ph.D.	25,000	3.0	$6.55	May 8, 2015	102,981	260,975

(1)	In accordance with Securities and Exchange Commission rules, these columns show estimated hypothetical gains that could accrue for the respective options, assuming that the market price of our common stock appreciates from the date of grant over a period of 10 years at an annualized rate of 5% and 10%, respectively. The disclosure of 5% and 10% assumed rates is required by Securities and Exchange Commission rules and does not represent our estimate or projection of future common stock price or stock price growth.

Aggregated Option Exercises in 2005 and Option Values at December 31, 2005

The following table sets forth information regarding unexercised options held as of December 31, 2005 by each of our named executive officers. None of our named executive officers exercised any stock options in the year ended December 31, 2005.

			Number of Securities
			Underlying Unexercised		Value of Unexercised
	Shares		Options at		In-the-Money Options at
	Acquired	Value	December 31, 2005 (#)		December 31, 2005 ($)(1)
Name	on Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Clarence L. Granger	—	—	272,708	512,292	1,701,698	976,702
Jack Sexton	—	—	—	165,000	—	31,350
Bruce Wier	—	—	65,051	53,699	392,796	179,454
Deborah Hayward			56,249	62,501	268,962	145,788

Sowmya Krishnan, Ph.D.			33,072	48,178	140,747	77,503

(1)	Based on $7.24 per share, which was the closing price of our common stock on December 30, 2005, minus the exercise price multiplied by the number of shares issuable on exercise of the option.

Director Compensation

Each non-employee director is paid a $20,000 annual retainer fee, a $5,000 annual fee per committee on which each non-employee director serves and a $5,000 annual fee per committee on which each non-employee director serves as the chairperson. In addition, upon joining our board, each non-employee director is granted options to purchase 15,000 shares of our common stock that will vest over four years, and each year, immediately following our Annual Meeting, each non-employee director is granted options to purchase 7,500 shares (or, if the director has served less than one year, a pro rata amount) of our common stock that will also vest over four years. Beginning in 2005, Messrs. ibnAle and Deb have waived their right to receive annual retainer and committee fees.

A description of our agreements with Mr. Granger, our only employee director, can be found under “Agreements with Executive Officers.”

Agreements with Executive Officers

Employment Agreement with Clarence L. Granger

We entered into an employment agreement with Clarence L. Granger dated November 15, 2002, as amended on March 2, 2004 and May 9, 2005, pursuant to which he agreed to serve as our President and Chief Executive Officer. His amended employment agreement has a term through March 2009 and provides for a base salary of $350,000. Pursuant to his original employment agreement, Mr. Granger received a signing bonus, of which approximately $74,000 was paid in cash, $88,000 was paid in cash but used to purchase our common stock, and approximately $265,000 was placed in a deferred compensation arrangement payable after seven years (or earlier in the discretion of our Board of Directors). Under this deferred compensation arrangement, we agreed to pay interest of 2.7% per year on the deferred amount, payable on June 30 and December 31 of each year. Under his employment agreement, Mr. Granger is eligible to receive an annual bonus of up to $175,000, subject to the satisfaction of performance goals as may be set by our Board of Directors. In the event that Mr. Granger is terminated by us without cause at any time or Mr. Granger resigns within six months after a change of control with good reason, he is entitled to continue to receive 12 months of base salary (offset by any income earned by him during such 12 months), health coverage and accelerated vesting of stock options.

Employment Agreement with Jack Sexton

We entered into an employment agreement with Jack Sexton dated June 21, 2005. Under this agreement, Mr. Sexton will receive a base salary of $200,000 and is eligible to receive an annual bonus with a target bonus of 40% of base salary, subject to the satisfaction of performance goals as may be set by our board of directors. In the event that Mr. Sexton is terminated by us without cause, he is entitled to receive 12 months of base salary, health coverage and accelerated vesting of stock options.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee of our Board of Directors is one of our officers or employees. None of our executive officers is on the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or its Compensation Committee. Additional information concerning transactions between us and entities affiliated with members of our Compensation Committee is included in this annual report under the caption “Certain Relationships and Related Transactions”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth information as of December 31, 2005 regarding the beneficial ownership (as defined by Rule 13d-3(d)(1) under the Exchange Act) of our common stock by the following:

•	each person or group known by us to own beneficially more than five percent of our common stock;

•	each of our directors and named executive officers individually; and

•	all directors and officers as a group.

In accordance with Securities and Exchange Commission rules, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable pursuant to stock options that are exercisable within 60 days of February 27, 2006. Shares issuable pursuant to stock options are deemed outstanding for computing the ownership percentage of the person holding such options but are not outstanding for computing the ownership percentage of any other person. The percentage of beneficial ownership for the following table is based on 16,501,363 shares of common stock outstanding as of December 31, 2005.

Unless otherwise indicated, the address of each of the named individuals is c/o Ultra Clean Holdings, Inc., 150 Independence Drive, Menlo Park, California 94025. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the individuals named in the table have sole voting and investment power with respect to all shares of common stock.

	Shares Beneficially
	Owned
Name and Address of Beneficial Owner	Number	Percent

Greater than 5% Stockholders
FP-Ultra Clean, L.L.C.(1)	9,029,900	54.72%
c/o Francisco Partners, L.P.
2882 Sand Hill Road, Suite 280
Menlo Park, CA 94025
Mazama Capital Management, Inc.(2)	1,630,738	9.88%
One S.W. Columbia, Suite 1500
Portland, OR 97258
Discovery Group I, LLC(3)	1,105,830	6.70%
Hyatt Center 24th Floor
71 South Warken Drive
Chicago IL 60606
Named Executive Officers and Directors
Clarence L. Granger(4)	617,936	3.74%
Jack Sexton	—	*
Deborah Hayward(5)	65,143	*
Sowmya Krishnan Ph.D.(6)	56,709	*
Bruce Wier(7)	125,939	*
Brian R. Bachman(8)	7,812	*
Susan H. Billat(8)	7,812	*
Dipanjan Deb(8)	7,812	*
Kevin C. Eichler(8)	7,812	*
David ibnAle(8)	7,812	*
Thomas M. Rohrs(9)	92,993	*
All named executive officers and directors as a group (11 individuals)	997,780	6.05%

*	Less than 1%.

(1)	The shares are owned beneficially and of record by FP-Ultra Clean, L.L.C.. A majority of the membership interests of FP-Ultra Clean, L.L.C. are held by Francisco Partners, L.P. and Francisco Partners GP, LLC is the general partner of Francisco Partners, L.P. and the managing member of FP-Ultra Clean, L.L.C.. Voting and investment power belongs to a group of managing directors (including Mr. Deb) of Francisco Partners GP, LLC. The voting and investment power belongs to a group and not to any individual managing director. Each of these managing directors disclaims beneficial ownership of the securities held by the forgoing entities. Messrs. Deb and ibnAle are members of management of Francisco Partners, GP, LLC. and disclaim beneficial ownership of the securities held by the forgoing entities.

(2)	Based on a Schedule 13G filed with the SEC on February 8, 2006

(3)	Based on a Schedule 13G/A filed with the SEC on February 7, 2006. Includes 937,315 shares owned by Discovery Equity Partners, LP, an investment partnership managed by Discovery Group I, LLC.

(4)	Includes 304,791 shares subject to common stock options exercisable within 60 days of February 27, 2006.

(5)	Includes 63,723 shares subject to common stock options exercisable within 60 days of February 27, 2006.

(6)	Includes 37,759 shares subject to common stock options exercisable within 60 days of February 27, 2006.

(7)	Includes 72,864 shares subject to common stock options exercisable within 60 days of February 27, 2006.

(8)	Represents shares subject to common stock options that are exercisable within 60 days of February 27, 2006.

(9)	Includes 30,493 shares subject to common stock options exercisable within 60 days of February 27, 2006.

Equity Compensation Plan Information

This table summarizes our equity plan information as of December 31, 2005.

(c)
Number of Securities
Remaining Available
	(a)	(b)	for Future Issuance
	Number of Securities	Weighted-Average	under Equity
	to be Issued upon	Exercise Price of	Compensation Plans
	Exercise of	Outstanding	(Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected
Plan Category	Warrants and Rights	and Rights	in Column (a))

Equity compensation plans approved by security holders: (1)	2,120,437	$4.17	1,213,939
Equity compensation plans not approved by security holders	—	—	—
Total	2,120,437	4.17	1,213,939

(1)	Consists of the Amended and Restated Stock Incentive Plan and, for purposes of column (c), the Employee Stock Purchase Plan. The number of shares available under our Amended and Restated Stock Incentive Plan automatically increases each year, beginning January 1, 2005 through January 1, 2014, by an amount equal to the lesser of (i) 370,228 shares, (ii) 2% of the number of shares of the common stock outstanding on the date of the increase or (iii) an amount determined by the Board of Directors.

Item 13.	Certain Relationships and Related Party Transactions

Relationship with Francisco Partners

FP-Ultra Clean, L.L.C. currently holds approximately 55% of our outstanding common stock. Two of our directors, Messrs. Deb and ibnAle, are employees of Francisco Partners, L.P., which controls FP-Ultra Clean, L.L.C.. Set forth below is a brief description of the existing relationships and agreements between us and Francisco Partners.

Stockholders’ Agreement.  We and FP-Ultra Clean, L.L.C. have entered into a stockholders’ agreement. The stockholders’ agreement covers matters of corporate governance, restrictions on transfer of our securities and information rights. For a description of the provisions relating to the nomination of directors, see “Board of Directors Structure and Corporate Governance Information”.

The stockholders’ agreement provides that our Board of Directors may not take certain significant actions without the approval of FP-Ultra Clean, L.L.C. as long as it owns at least 25% of our outstanding common stock. These actions include:

•	mergers, acquisitions or certain sales of assets;

•	any liquidation, dissolution or bankruptcy;

•	issuances of securities;

•	determination of compensation and benefits for our Chief Executive Officer and Chief Financial Officer;

•	appointment or dismissal of any of the chairman of our Board of Directors, Chief Executive Officer, Chief Financial Officer or any other executive officer in any similar capacity;

•	amendments to the Stockholders’ Agreement or exercise or waiver of rights under the Stockholders’ Agreement;

•	amendments to our charter or bylaws;

•	any increase or decrease in the number of directors that comprise our Board of Directors;

•	the declaration of dividends or other distributions;

•	any incurrence or refinancing of indebtedness in excess of $10 million;

•	approval of our business plan, budget and strategy; and

•	modification of our long-term business strategy.

All provisions of the stockholders’ agreement are expressly subject to any requirements as to governance imposed by rules of the SEC, The Nasdaq National Market or any other exchange on which our securities are listed.

Generally, FP-Ultra Clean, L.L.C. is prohibited from transferring its securities of Ultra Clean Holdings, Inc. without complying with restrictions relating to the timing of the transfer, the number of securities subject to the transfer and the transferee of such securities.

So long as FP-Ultra Clean, L.L.C. holds any of our securities, it has the right to receive from us financial information, monthly management reports, reports from our independent public accountants and such additional information regarding our financial position or business as it reasonably requests.

So long as FP-Ultra Clean, L.L.C. holds any of our securities, it has the right to receive from us financial information, monthly management reports, reports from our independent public accountants and such additional information regarding our financial position or business as it reasonably requests.

Registration Rights Agreement.  FP-Ultra Clean, LLC has registration rights with respect to our common stock pursuant to a registration rights agreement dated December 2, 2002. The registration rights agreement provides that, at the request of FP-Ultra Clean, L.L.C. or its permitted transferees, we can be required to effect registration statements, or demand registrations, registering the securities held by FP-Ultra Clean, L.L.C.. We are required to pay the registration expenses in connection with each demand registration. We may decline to honor any of these demand registrations if the aggregate gross proceeds expected to be received does not equal or exceed $5 million or if we have effected a demand registration within the preceding 90 days. If a demand registration is underwritten and the managing underwriter advises us that the number of securities offered to the public needs to be reduced, priority of inclusion in the demand registration shall be such that first priority shall be given to FP-Ultra Clean, L.L.C. and its permitted transferees.

In addition to our obligations with respect to demand registrations, if we propose to register any of our securities, other than a registration on form S-8 or S-4 or successor forms of these forms, whether or not such registration is for our own account, FP-Ultra Clean, L.L.C. will have the opportunity to participate in such registration. Expenses relating to these “incidental registrations” are required to be paid by us.

If an incidental registration is underwritten and the managing underwriter advises us that the number of securities offered to the public needs to be reduced, priority of inclusion shall be such that first priority shall be given to us and second priority shall be given to FP-Ultra Clean, L.L.C. and its permitted transferees. We and the stockholders selling securities under a registration statement are required to enter into customary indemnification and contribution arrangements with respect to each registration statement.

Transactions with Management

The wife of Bruce Weir, our Vice President of Engineering, is the sole owner of Acorn Travel, Inc., our primary travel agency. We incurred fees for travel-related services, including the cost of airplane tickets, provided by Acorn Travel to Ultra Clean for a total of $185,610 in the year ended December 31, 2005.

Item 14.	Principal Accountant Fees and Services

Set forth below are the aggregate fees incurred for the professional services provided by our principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”), in 2005 and 2004.

	Fiscal Year Ended
	December 31,	December 31,
	2005	2004

Audit fees	$471,000	$594,732
Tax fees	194,455	121,700
Other fees	0	0

Audit fees consist of services rendered to us and our subsidiaries for the audit of our annual financial statements, reviews of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Tax fees consist of fees billed for professional services for tax compliance and tax advice. These services consist of assistance regarding federal, state and international tax compliance and assistance with the preparation of various tax returns.

All services provided by Deloitte & Touche were pre-approved in accordance with the Audit Committee’s pre-approval policies.

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

(3) Exhibits

Exhibit	Description

2.1	Agreement and Plan of Merger dated as of October 30, 2002, among Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., Mitsubishi Corporation, Mitsubishi International Corporation and Clean Merger Company(a)
3.1	Amended and Restated Certificate of Incorporation of Ultra Clean Holdings, Inc.(c)
3.2	Amended and Restated Bylaws of Ultra Clean Holdings, Inc.(c)
4.1	Form of Stockholders’ Agreement dated March 24, 2004 among Ultra Clean Holdings, Inc. FP-Ultra Clean, L.L.C. and Certain Other Persons Named Herein(b)

Exhibit	Description

4.2	Form of Restricted Securities Purchase Agreement dated November 26, 2002 with Ultra Clean Holdings, Inc.(a)
4.3	Registration Rights Agreement dated as of December 2, 2002 among Ultra Clean Holdings, Inc. and FP-Ultra Clean, L.L.C.(a)
4.4	Restricted Stock Purchase Agreement dated as of February 20, 2003 between Ultra Clean Holdings, Inc. and Clarence L. Granger(b)
10.1	Employment Agreement dated November 15, 2002 between Clarence L. Granger and Ultra Clean Holdings, Inc.(a)
10.2	Employment Agreement dated June 21, 2005 between Jack Sexton and Ultra Clean Holdings, Inc.(h)
10.3	Amended and Restated 2003 Stock Incentive Plan(e)
10.4	Form of Stock Option Agreement(d)
10.5	Loan and Security Agreement with Union Bank of California, N.A. dated as of November 4, 2004(f)
10.6	Employee Stock Purchase Plan (Restated as of October 21, 2004)(f)
10.7	Form of Indemnification Agreement between Ultra Clean Holdings, Inc. and each of its directors and executive officers(c)
10.8	Amendment No. 1 to Employment Agreement between Clarence L. Granger and Ultra Clean Holdings, Inc. dated March 2,2004(c)
10.9	Amendment No. 2 to Employment Agreement between Clarence L. Granger and Ultra Clean Holding, Inc. dated May 9, 2005(g)
10.10	Form of Award Agreement(d)
21.1	Subsidiaries of Ultra Clean Holdings, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11904), filed January 14, 2004.

(b)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed February 17, 2004.

(c)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 2, 2004.

(d)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 8, 2004.

(e)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-114051), filed March 30, 2004.

(f)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2004.

(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed May 13, 2005.

(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed June 22, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultra Clean Holdings, Inc.

By:	/s/ Clarence L. Granger
Clarence L. Granger
President and Chief Executive Officer

Date: February 28, 2006

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Clarence L. Granger and Jack Sexton, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission hereby ratifying and confirming that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clarence L. Granger Clarence L. Granger	President, Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2006

/s/ Jack Sexton Jack Sexton	Vice President and Chief Financial Officer (Principal Financial Officer and Principal and Accounting Officer)	February 28, 2006

/s/ Brian R. Bachman Brian R. Bachman	Director	February 28, 2006

/s/ Susan H. Billat Susan H. Billat	Director	February 28, 2006

/s/ Dipanjan Deb Dipanjan Deb	Director	February 28, 2006

/s/ Kevin C. Eichler Kevin C. Eichler	Director	February 28, 2006

/s/ David T. ibnAle David T. ibnAle	Director	February 28, 2006

/s/ Thomas M. Rohrs Thomas M. Rohrs	Director	February 28, 2006

Exhibit Index

Exhibit	Description

2.1	Agreement and Plan of Merger dated as of October 30, 2002, among Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., Mitsubishi Corporation, Mitsubishi International Corporation and Clean Merger Company(a)
3.1	Amended and Restated Certificate of Incorporation of Ultra Clean Holdings, Inc.(c)
3.2	Amended and Restated Bylaws of Ultra Clean Holdings, Inc.(c)
4.1	Form of Stockholders’ Agreement dated March 24, 2004 among Ultra Clean Holdings, Inc. FP-Ultra Clean, L.L.C. and Certain Other Persons Named Herein(b)
4.2	Form of Restricted Securities Purchase Agreement dated November 26, 2002 with Ultra Clean Holdings, Inc.(a)
4.3	Registration Rights Agreement dated as of December 2, 2002 among Ultra Clean Holdings, Inc. and FP-Ultra Clean, L.L.C.(a)
4.4	Restricted Stock Purchase Agreement dated as of February 20, 2003 between Ultra Clean Holdings, Inc. and Clarence L. Granger(b)
10.1	Employment Agreement dated November 15, 2002 between Clarence L. Granger and Ultra Clean Holdings, Inc.(a)
10.2	Employment Agreement dated June 21, 2005 between Jack Sexton and Ultra Clean Holdings, Inc.(h)
10.3	Amended and Restated 2003 Stock Incentive Plan(e)
10.4	Form of Stock Option Agreement(d)
10.5	Loan and Security Agreement with Union Bank of California, N.A. dated as of November 4, 2004(f)
10.6	Employee Stock Purchase Plan (Restated as of October 21, 2004)(f)
10.7	Form of Indemnification Agreement between Ultra Clean Holdings, Inc. and each of its directors and executive officers(c)
10.8	Amendment No. 1 to Employment Agreement between Clarence L. Granger and Ultra Clean Holdings, Inc. dated March 2,2004(c)
10.9	Amendment No. 2 to Employment Agreement between Clarence L. Granger and Ultra Clean Holding, Inc. dated May 9, 2005(g)
10.10	Form of Award Agreement(d)
21.1	Subsidiaries of Ultra Clean Holdings, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11904), filed January 14, 2004.

(b)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed February 17, 2004.

(c)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 2, 2004.

(d)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 8, 2004.

(e)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-114051), filed March 30, 2004.

(f)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2004.

(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed May 13, 2005.

(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed June 22, 2005.