Form 10-Q
period 2006-03-31
ULTRA CLEAN HOLDINGS INC
filed 2006-05-15
CIK 1275014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
(650) 323-4100
Registrant’s telephone number, including area code
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐      No ☑
     Number of shares outstanding of the issuer’s common stock as of April 28, 2006: 18,285,010.

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	March 31,	December 31,
	2006	2005
	(In thousands, except share data)
ASSETS

Current assets:
Cash and cash equivalents	$19,804	$10,663
Accounts receivable	26,257	19,528
Inventory	27,552	19,106
Deferred income taxes	2,294	2,294
Prepaid expenses and other	2,385	1,672

Total current assets	78,292	53,263

Equipment and leasehold improvements, net	4,342	4,312
Goodwill	6,084	6,084
Tradename	8,987	8,987
Deferred income taxes	2,132	2,132
Other non-current assets	234	231

Total assets	$100,071	$75,009

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Bank borrowings	$1,600	$2,343
Accounts payable	24,260	14,188
Accrued compensation and related benefits	1,666	769
Other accrued expenses and liabilities	3,571	2,004
Capital lease obligations, current portion	64	70

Total current liabilities	31,161	19,374

Capital lease obligations and other liabilities	340	354

Total liabilities	31,501	19,728

Commitments and contingencies (see Note 7)
Stockholders’ Equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 18,269,975 and 16,501,363 shares issued and outstanding, in 2006 and 2005, respectively	57,627	46,819
Deferred stock-based compensation	—	(350)
Retained earnings	10,943	8,812

Total stockholders’ equity	68,570	55,281

Total liabilities and stockholders’ equity	$100,071	$75,009

See notes to condensed consolidated financial statements.

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Sales	$57,195	$41,924
Cost of goods sold	49,004	35,275

Gross profit	8,191	6,649

Operating expenses:
Research and development	598	687
Sales and marketing	956	894
General and administrative	2,889	3,364

Total operating expenses	4,443	4,945

Income from operations	3,748	1,704

Interest and other income (expense), net	(487)	27

Income before income taxes	3,261	1,731
Income tax provision	1,130	537

Net income	$2,131	$1,194

Net income per share:
Basic	$0.13	$0.07
Diluted	$0.12	$0.07
Shares used in computing net income per share:
Basic	16,868	16,188
Diluted	17,787	17,124
See notes to condensed consolidated financial statements

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$2,131	$1,194
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	486	513
Loss on sale of equipment and leasehold improvements	—	13
Amortization of deferred stock-based compensation	51	52
Tax benefit from stock-based compensation	495	13
Excess tax benefit from stock-based arrangements	(495)	—
Changes in assets and liabilities:
Accounts receivable	(6,729)	(4,994)
Inventory	(8,446)	(2,857)
Prepaid expenses and other	(713)	495
Other non-current assets	(3)	(8)
Accounts payable	9,577	4,507
Accrued compensation and related benefits	897	(71)
Other accrued expenses and liabilities	1,561	118

Net cash used in operating activities	(1,188)	(1,025)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(516)	(302)
Proceeds from sale of equipment and leasehold improvements	—	5

Net cash used in investing activities	(516)	(297)

Cash flows from financing activities:
Principal payments on capital lease obligations	(14)	(20)
Proceeds (payments) from bank borrowings	(743)	726
Excess tax benefit from stock-based arrangements	495	—
Proceeds from issuance of common stock	11,107	19

Net cash provided by financing activities	10,845	725

Net increase (decrease) in cash	9,141	(597)
Cash and cash equivalents at beginning of period	10,663	11,440

Cash and cash equivalents at end of period	$19,804	$10,843

Supplemental cash flow information:
Income taxes paid	$—	$—

Interest paid	$41	$6

Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$—	$—

Restricted stock issued	$—	$—

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
     Basis of Presentation — The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America. This financial information reflects all adjustments which are, in the opinion of the Company, normal, recurring and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The Company’s December 31, 2005 balance sheet data were derived from audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated from the information provided.
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
     The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2005, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2006. The Company’s results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for any future periods.
     Concentration of Credit Risk — Financial instruments that subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company sells its products to U.S.-based semiconductor capital equipment manufacturers. The Company performs credit evaluations of its customers’ financial condition and generally requires no collateral.
     The Company had significant sales to three customers, each accounting for 10% or more of total sales during the quarter: Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. As a group these three customers accounted for 91% and 90% of the Company’s sales for the three months ended March 31, 2006 and 2005, respectively.
     Fiscal Year — The Company uses a 52-53 week fiscal year ending on the Friday nearest December 31. For presentation purposes, the Company presents each fiscal period as if it ended on the last day of the month. All references to quarters refer to fiscal quarters.
     Comprehensive Income — In accordance with SFAS No. 130, “Reporting Comprehensive Income”, the Company reports the change in its net assets during the period from non-owner sources by major components and as a single total. Comprehensive income for the three month periods ended March 31, 2006 and 2005, respectively, was the same as net income.
     Stock-Based Compensation — On January 1, 2006 the Company implemented the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (SFAS 123(R)), using the modified prospective transition method. SFAS 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. Using the modified prospective transition method of adopting SFAS 123(R), the Company began recognizing compensation expense for equity-based awards granted after January 1, 2006 plus unvested awards granted prior to January 1, 2006. Under this method of implementation, no restatement of prior periods has been made.

     Equity-based compensation expense and the related income tax benefit recognized under SFAS 123(R) in the condensed consolidated statements of operations for the quarter ended March 31, 2006 related to stock options was $286,000 and $89,000, respectively. The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. The implementation of SFAS 123(R) reduced basic and fully diluted earnings per share by $0.01 for the first fiscal quarter of 2006.
     The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 (in thousands):

Three Months
Ended
March 31, 2006
Cost of sales	71
Research and development	22
Sales and marketing	15
General and administrative	178
Income tax benefit	(89)

197

     At March 31, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was approximately $2.8 million, net of estimated forfeitures of $0.7 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.2 years and will be adjusted for subsequent changes in estimated forfeitures.
     At March 31, 2006, the total compensation cost related to options to purchase common shares under the ESPP but not yet recognized was approximately $0.1 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately one month.
     Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our statement of cash flows. In accordance with SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During the three months ended March 31, 2006, we recorded less than $0.5 million of excess tax benefits as a financing cash inflow.
     Prior to January 1, 2006, the Company measured compensation expense for its employee equity-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. As the exercise price of all options granted under these plans was not below the fair market price of the underlying common stock on the grant date, no equity-based compensation cost was recognized in the condensed consolidated statements of operations under the intrinsic value method.
     The exercise price of each stock option equals the market price of the Company’s stock on the date of grant. Most options are scheduled to vest over four years and expire no later than ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in the model are outlined in the following table:

	Three months ended March 31,
	2006	2005
Dividend yield	0%	0%
Expected volatility	50.0%	62.3%
Risk-free interest rate.	4.6%	3.6%
Forfeiture rate	12.0%	—
Expected life (in years)	5.0	5.0
     The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. We do not currently pay dividends and have no plans to do so in the future. The forfeiture rate is based on our historical option forfeitures, as well as management’s expectation of future forfeitures based on current market conditions. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods.
     A summary of the changes in stock options outstanding under the Company’s equity-based compensation plans during the fiscal quarter ended March 31, 2006 (in thousands, except per share amounts) is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding at December 31, 2005	2,120	$4.17	8.26	$6,546
Granted	90	9.16
Exercised	(180)	1.09
Canceled	(10)	2.48
Options outstanding at March 31, 2006	2,020	4.68	8.19	5,873
Options exercisable at March 31, 2006	714	$2.37	7.21	$3,670
     The following table summarizes our restricted stock award activity for the three months ended March 31, 2006 (in thousands):

		Weighted
		Average Grant Date
	Number of Shares	Fair Value
Nonvested stock at January 1, 2006	103	—
Granted	—	—
Vested	(16)	—
Forfeited	(2)	—
Nonvested at March 31, 2006	85	—

     The modified prospective transition method of SFAS No. 123(R) requires the presentation of pro forma information, for periods presented prior to the adoption of SFAS No. 123(R), regarding net income (loss) and net income (loss) per share as if the Company had accounted for its stock plans under the fair value method of SFAS No. 123(R). For pro forma purposes, fair value of stock options and ESPP awards was estimated using the Black-Scholes option valuation model and amortized on a straight line basis. The fair value of all of the Company’s stock-based awards was estimated assuming no expected dividends and estimates of expected life, volatility and risk-free interest rate at the time of grant. The following table illustrates the effect on net income and net income per share if the Company had accounted for its stock plans under the fair value method of accounting under SFAS No. 123(R):

Three Months
Ended
March 31, 2005
Net income as reported	$1,194
Add: stock-based employee compensation included in reported net income, net of tax	36
Less: total stock-based compensation determined under the fair value-based method for all awards, net of tax	(74)
Pro forma net income	$1,156
Basic net income per share:
As reported	$0.07
Pro forma	$0.07
Diluted net income per share:
As reported	$0.07
Pro forma	$0.07
     The fair value of the Company’s stock-based awards granted in the three month period ended March 31, 2005 was estimated using the following weighted-average assumptions:

	Three Months Ended
	March 31, 2005
	Options	ESPP
Dividend yield	0%	0%
Expected volatility	62.3%	49.2%
Risk-free interest rate	3.58%	2.4%
Expected life (in years)	5.0	0.5
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

	Three months ended March 31,
	2006	2005
Beginning balance	$76	$127
Additions related to sales	74	8
Warranty costs incurred	(37)	(28)

Ending balance	$113	$107

2.	Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Raw materials	$19,371	$12,853
Work in process	7,618	5,796
Finished goods	563	457

Total	$27,552	$19,106

4.	Equipment and Leasehold Improvements, Net

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Computer equipment and software	$1,892	$1,834
Furniture and fixtures	312	308
Machinery and equipment	3,145	2,960
Leasehold improvements	4,440	4,171

Sub-total	9,789	9,273
Accumulated depreciation and amortization	(5,447)	(4,961)

Total	$4,342	$4,312

5. Notes Payable and Borrowing Arrangements
     Bank Line of Credit — In November 2004, the Company entered into a loan and security agreement, which the Company has since amended, providing for revolver loans of up to $20.0 million (with a $5.0 million sublimit for letters of credit). The loan and security agreement contains certain financial covenants, including a tangible net worth target and minimum profitability and liquidity ratios. Revolver loans under the loan and security agreement bear interest, at the Company’s option, at a rate equal to 1.5% per annum plus LIBOR or the reference rate established from time to time by the lender. Interest on the revolving loans is payable monthly, and the revolving facility matures on June 30, 2006. At any time prior to the revolving maturity date, the Company may elect to convert up to $10.0 million of outstanding revolving borrowings into a three-year term loan with quarterly payments of principal and interest. This term loan would bear interest, at the Company’s option, at a rate equal to 1.75% per annum plus LIBOR or 0.25% plus the reference rate. Obligations under the agreement are secured by a lien on substantially all of the Company’s assets. The obligations will be guaranteed by the Company’s domestic subsidiaries, and such guarantees will be secured by a lien on substantially all of their assets.
     During the first quarter of 2005, the Company entered into a loan and security agreement providing for a borrowing facility of up to $3.0 million with a bank in China. The borrowing facility is secured by a standby letter of credit issued under the Company’s credit facility. The interest rate on borrowings under the facility ranges from 5.5% to 5.7% per annum. As of March 31, 2006, the balance outstanding under the facility was $1,600,000, a portion of which was repayable in Renminbi.

6. Net Income (Loss) Per Share
     Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.
     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands):

	Three months ended March 31,
	2006	2005
Numerator, basic and diluted net income	$2,131	$1,194
Denominator:
Shares used in computation—basic:
Weighted average common shares outstanding	16,955	16,369
Weighted average common shares outstanding subject to repurchase	(87)	(181)

Shares used in computing basic net income per share	16,868	16,188

Shares used in computation—diluted:
Weighted average common shares outstanding	16,868	16,188
Dilutive effect of common shares outstanding subject to repurchase	87	134
Dilutive effect of options outstanding	832	802

Shares used in computing diluted net income per share	17,787	17,124

Net income per share—basic	$0.13	$0.07
Net income per share—diluted	$0.12	$0.07
     The Company had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income per share, as their effect would have been anti-dilutive. Such outstanding securities consist of the following:

	Three months ended March 31,
	2006	2005
Shares of common stock subject to repurchase	—	47
Outstanding options	108	341
7. Commitments and Contingencies
     At March 31, 2006, the Company had purchase commitments totaling $33,863,000 that related primarily to the purchase of inventory.
     On September 2, 2005, the Company filed suit in the federal court for the Northern District of California against Celerity, Inc., or Celerity, seeking a declaratory judgment that our new substrate technology does not infringe certain of Celerity’s patents and/or that Celerity’s patents are invalid. On September 13, 2005, Celerity filed suit in the federal court of Delaware alleging that the Company have infringed seven patents by developing and marketing products that use Celerity’s fluid distribution technology. The Delaware litigation was transferred to the Northern District of California on October 19, 2005 and consolidated with our previously filed declaratory judgment action on December 12, 2005. The complaint by Celerity seeks injunction against future infringement of its patents and compensatory and treble damages. The Company believes that claims made by Celerity are without merit and intends to defend the lawsuit vigorously.

Item 2. Managements Discussion And Analysis of Financial Condition And Results Of Operations
     The information set forth in this quarterly report on Form 10-Q contains forward-looking statements regarding future events and our future results. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following: projections of our financial performance, our anticipated growth and trends in our businesses, levels of capital expenditures, the adequacy of our capital resources to fund operations and growth, our relationship with our controlling shareholder, our ability to compete effectively with our competitors, our strategies and ability to protect our intellectual property, future acquisitions, customer demand, our manufacturing and procurement process, employee matters, supplier relations, foreign operations (including our operations in China), the legal and regulatory backdrop (including environmental regulation), our exposure to market risks and other characterizations of future events or circumstances described in this Annual Report. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
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
     We provide our customers complete subsystem solutions that combine our expertise in design, test, component characterization and highly flexible manufacturing operations with quality and financial stability. This combination helps us to drive down total manufacturing costs, reduce design-to-delivery cycle times and maintain high quality standards for our customers. We believe these characteristics, as well as our standing as a leading supplier of gas delivery systems, place us in a strong position to benefit from the growing demand for subsystem outsourcing.
     A substantial majority of our products consist of gas delivery systems that enable the precise delivery of numerous specialty gases used in a majority of the key steps in the semiconductor manufacturing process, including deposition, etch, diffusion, ion implantation, sputtering, photoresist stripping and annealing. Our products also include other subsystems, including chemical delivery modules, top-plate assemblies, frame assemblies and process modules. We began shipping frame assemblies in the second quarter of 2004, top-plate assemblies in the fourth quarter of 2004 and chemical delivery modules in the first quarter of 2005. We began manufacturing process modules for a semiconductor equipment manufacturer in our Menlo Park facility in the second quarter of 2005 and from our Shanghai facility in the third quarter of 2005.
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
Financial Highlights
     Our operating results for the three months ended March 31, 2006 reflect a recovery in the semiconductor capital equipment industry. For the first quarter of 2006, sales were $57.2 million, an increase of $18.4 million, or 47.5%, from the fourth quarter of 2005. Gross profit in the first quarter of 2006 also increased to $8.2 million, or 14.3% of sales, from $5.3 million, or 13.6% of sales, in the fourth quarter of 2005. Total operating expenses in the first quarter of 2006 declined to $4.4 million, or 7.8% of sales, from $4.6 million, or 11.9% of net sales, in the fourth quarter of 2005. Net income of $2.1 million during the first quarter of 2006 reflects the increase in sales and gross margins experienced during the quarter as well as lower operating expenses.

Results of Operations
     For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in our quarterly report.

	Three months ended March 31,
	2006	2005
Sales	100.0%	100.0%

Cost of goods sold	85.7%	84.1%

Gross Profit	14.3%	15.9%

Operating expenses:
Research and development	1.0%	1.6%
Sales and marketing	1.7%	2.1%
General and administrative	5.0%	8.0%

Total operating expenses	7.7%	11.7%

Income from operations	6.6%	4.2%

Interest and other income (expense), net	(0.9%)	0.1%

Income before income taxes	5.7%	4.3%

Income tax provision	2.0%	1.3%

Net income	3.7%	3.0%

Sales
     Sales in the first quarter of 2006 increased 36.4% to a record high $57.2 million from $41.9 million in the first quarter of 2005. The increase reflects a rebound in demand that began during the fourth quarter of 2005. Sales in the first quarter of 2006 of non-gas panel assemblies increased 99.3% to $4.0 million from $2.0 million in the first quarter of 2005. The increase is attributable primarily to increased non-gas panel business, including sales of process modules and frame and top plate assemblies. We expect a slight to moderate increase in sequential revenues for the second quarter of 2006 and expect new product sales and sales by our China subsidiary to contribute between 20% and 30% of total net sales by the fourth quarter of 2006.
     Historically, a relatively small number of OEM customers have accounted for a significant portion of our sales. In the three months ended March 31, 2006 and 2005, respectively, three customers each accounted for 10% or more of our total sales: Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. As a group these three customers accounted for 91% of our net sales for the three months ended March 31, 2006 and 90% of our net sales for the three months ended March 31, 2005.
Gross Profit
     Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation associated with the design and manufacture of products sold. Gross profit for the first quarter of 2006 increased to $8.2 million, or 14.3% of net sales, from $6.6 million, or 15.9% of net sales, in the first quarter of 2005. Gross profit increased on a dollar basis due to higher sales levels but declined as a percentage of revenue. The decrease in gross profit margin was due primarily to higher levels of labor and overtime in the first quarter of 2006 compared with the first quarter of 2005. We expect gross margins to improve slightly from the first quarter of 2006 from a decline in planned and un-planned labor overtime requirements.

Research and Development Expense
     Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the first quarter of 2006 was $0.6 million, or 1.0% of net sales, compared with $0.7 million, or 1.6% of net sales, for the first quarter of 2005. The decline in dollars was due primarily to reduced development activities during the quarter. We expect research and development expenses to remain relatively flat during fiscal year 2006.
Sales and Marketing Expense
     Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the first quarter of 2006 was $1.0 million, or 1.7% of net sales, compared with $0.9 million, or 2.1% of net sales, in the first quarter of 2005. The increase in dollars was due primarily to an increase in headcount from 17 in the first quarter of 2005 to 20 in the first quarter of 2006.
General and Administrative Expense
     General and administrative expense consists primarily of salaries and overhead associated with our administrative staff and professional fees. General and administrative expense for the first quarter of 2006 was $2.9 million, or 5.0% of net sales, compared with $3.4 million, or 8.0% of net sales, in the first quarter of 2005. The decrease is attributable primarily to lower levels of accounting compliance and consulting costs in the first quarter of 2006 compared with the first quarter of 2005.
Interest and Other Income (Expense), net
     The increase in interest and other income (expense), net for the first quarter of 2006 over the comparable prior period is attributable primarily to $0.5 million in charges related to legal, accounting and other registration fees associated with the secondary component of our equity offering which closed in March 2006.
Income Tax Provision
     Our effective tax rates for the first quarter of 2006 and 2005 were 34.7% and 31.0%, respectively. The increased rate in 2006 reflects primarily a change in the geographic mix of worldwide earnings and financial results for fiscal year 2006 compared with fiscal year 2005.
Liquidity and Capital Resources
     As of March 31, 2006, we had cash of $19.8 million compared to $10.7 million as of December 31, 2005.
     Net cash used operating activities for the three months ended March 31, 2006 decreased $0.3 million from the comparable period in fiscal 2005 to $0.7 million. Cash flows benefited by $5.0 million from higher accounts payable balances, $1.4 million from an increase in other liabilities and $0.9 million in higher net income. Cash flows were negatively impacted by $5.6 million from higher levels of inventory purchases, $1.7 million in higher accounts receivable and $1.2 million used in prepaid expenses and other assets.
     Net cash used in investing activities for the three months ended March 31, 2006 increased $0.2 million to $0.5 million from $0.3 million in the comparable period of fiscal 2005. The increase was due primarily to higher levels of equipment purchases relating to test fixtures and construction of a new shipping and receiving area at our facility in Menlo Park.
     Net cash provided by financing activities for the three months ended March 31, 2006 increased $9.6 million to $10.3 million from $0.7 million in the comparable period of fiscal 2005. We generated cash of $11.1 million during the first quarter of fiscal 2006 primarily through our common stock offering, partially offset by a pay down of $0.7 million in bank borrowings.
     During the first quarter of 2005, we entered into a loan and security agreement providing for revolver loans of up to $3.0 million with a bank in China. One of the two revolver loans outstanding as of March 31, 2006 and covered under the agreement is denominated in Chinese Yuan and is secured by a standby letter of credit issued under our credit facility described above. Interest on the two revolver loans ranges between 5.5% and 5.7% per annum. Interest is payable quarterly and principal is payable within 12 months of borrowing. As of March 31, 2006, the balance outstanding under the two revolver loans was $1.6 million.
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

Year ending December 31,	Year ending December 31,
	Remainder
	of 2006	2007	2008	2009	2010	Total
Purchase obligations	$33,863	—	—	—	—	$33,863
Capital lease obligations	56	55	24	4	—	139
Operating lease obligations*	924	962	309	72	—	2,267

Total	$34,843	$1,017	$333	$76	$—	$36,269

*	Operating lease expense reflects the fact that (1) the lease for our headquarters facility in Menlo Park, California expires on December 31, 2007 and may not be terminated by our landlord upon less than nine months prior written notice and (2) the lease for our manufacturing facility in Portland, Oregon expires on November 7, 2007. We expect to renew our Menlo Park and Portland leases prior to expiration or lease other facilities. We have an option to renew our lease in Portland, which we expect to exercise. Operating lease expense set forth above will increase upon renewal of these leases.
Critical Accounting Policies, Significant Judgments and Estimates
     On January 1, 2006 the Company implemented the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (SFAS 123(R)), using the modified prospective transition method. SFAS 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. Using the modified prospective transition method of adopting SFAS 123(R), the Company began recognizing compensation expense for equity-based awards granted after January 1, 2006 plus unvested awards granted prior to January 1, 2006. Under this method of implementation, no restatement of prior periods has been made.
     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure at the date of our financial statements. Estimates and judgments are reviewed on an on-going basis, including those related to sales, inventories, intangible assets, stock compensation and income taxes. The estimates and judgments are based on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We consider certain accounting policies related to the Ultra Clean acquisition, revenue recognition, inventory valuation, accounting for income taxes, valuation of intangible assets and goodwill and equity incentives to employees to be critical policies due to the estimates and judgments involved in each. A further discussion can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on February 28, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates or equity prices. During the first quarter of fiscal 2005, we entered into a loan and security agreement providing for revolver loans of up to $3.0 million with a bank in China. One of the two revolver loans outstanding as of March 31, 2006 and covered under the agreement is denominated in Chinese Yuan and is secured by a standby letter of credit issued under our credit facility described above. Interest on the two revolver loans ranges between 5.5% and 5.7% per annum. Interest is payable quarterly and principal is payable within 12 months of borrowing. As of March 31, 2006, the balance outstanding under the two revolver loans was $1.6 million. If we enter into future borrowing arrangements or borrow under our existing revolving credit facility, we may seek to manage our exposure to interest rate changes by using a mix of debt maturities and variable- and fixed-rate debt, together with interest rate swaps where appropriate, to fix or lower our borrowing costs. We do not make material sales in currencies other than the United States Dollar or have material purchase obligations outside of the United States, except in China where we have purchase commitments totaling $2.4 million in United States Dollar equivalents. We have performed a sensitivity analysis assuming a hypothetical 10-percent movement in foreign currency exchange rates and interest rates applied to the underlying exposures described above. As of March 31, 2006, the analysis indicated that such market movements would not have a material effect on our business, financial condition or results of operations. Although we do not anticipate any significant fluctuations, there can be no assurance that foreign currency exchange risk will not have a material impact on our financial position, results of operations or cash flow in the future.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On September 2, 2005, the Company filed suit in the federal court for the Northern District of California against Celerity, Inc., or Celerity, seeking a declaratory judgment that our new substrate technology does not infringe certain of Celerity’s patents and/or that Celerity’s patents are invalid. On September 13, 2005, Celerity filed suit in the federal court of Delaware alleging that the Company have infringed seven patents by developing and marketing products that use Celerity’s fluid distribution technology. The Delaware litigation was transferred to the Northern District of California on October 19, 2005 and consolidated with our previously filed declaratory judgment action on December 12, 2005. The complaint by Celerity seeks injunction against future infringement of its patents and compensatory and treble damages. The Company believes that claims made by Celerity are without merit and intends to defend the lawsuit vigorously.
     From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business.
Item 1A. Risk Factors
     A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
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
     A relatively small number of OEM customers has historically accounted for a significant portion of our sales, and we expect this trend to continue. Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. as a group accounted for 89% of our sales in 2005, 93% of our sales in 2004 and 92% of our sales in 2003. Because of the small number of OEMs in our industry, most of whom are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers. Consolidation among our customers or a decision by any one or more of our customers to outsource all or most manufacturing and assembly work to a single equipment manufacturer may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a small number of customers.
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
     In addition, while over the past several years the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization, the Chinese government may not continue these policies or may significantly alter them to our detriment from time to time without notice. Changes in laws and regulations or their interpretation, the imposition of confiscatory taxation policies, new restrictions on currency conversion or limitations on sources of supply could materially and adversely affect our Chinese operations, which could result in a total loss of our investment in that country and materially and adversely affect our future operating results.
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
     We have received a claim of infringement from Celerity, Inc. that is currently pending and we may receive notices of other such claims in the future. In addition, we may be unaware of intellectual property rights of others that may be applicable to our products. Any litigation regarding patents or other intellectual property could be costly and time-consuming and divert our management and key personnel from our business operations, any of which could have a material adverse effect on our business and results of operations. The complexity of the technology involved in our products and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement may also require us to enter into costly license agreements. However, we may not be able to obtain licenses on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against the development, manufacture and sale of certain of our products if any such claims prove successful. See “Item 1—Legal proceedings.”
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
     We frequently evaluate acquisitions of, or significant investments in, complementary companies, assets, businesses and technologies. Even if an acquisition or other investment is not completed, we may incur significant costs in evaluating such acquisition or investment, which has in the past had, and could in the future have, an adverse effect on our results of operations. Any future acquisitions would be accompanied by risks such as:
•	difficulties in assimilating the operations and personnel of acquired companies or businesses;

•	difficulties in integrating information systems of acquired companies or businesses;

•	diversion of management’s attention from ongoing business concerns;

•	inability to maximize our financial and strategic position through the successful incorporation of acquired technology into our products;

•	additional expense associated with depreciation or amortization of acquired assets;

•	maintenance of uniform standards, controls, procedures and policies;

•	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new personnel;

•	dilution to our stockholders in the event we issue stock as consideration to finance an acquisition; and

•	increased leverage if we incur debt to finance an acquisition.
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
     We made capital expenditures of $1.1 million in 2005, most of which was for facility leasehold improvements and equipment in connection with the establishment of a manufacturing facility in Shanghai, China, and we made capital expenditures of $3.3 million in 2004 and $0.2 million in 2003. The amount of our future capital requirements will depend on many factors, including:
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
     Our international sales are denominated primarily, though not entirely, in U.S. dollars. Many of the costs and expenses associated with our Shanghai subsidiary are paid in Chinese Renminbi, and we expect our exposure to Chinese Renminbi to increase as we ramp up production in that facility. In addition, purchases of some of our components are denominated in Japanese Yen. Changes in exchange rates among other currencies in which our revenue or costs are denominated and the U.S. dollar may affect our revenue, cost of sales and operating margins. While fluctuations in the value of our revenue, cost of sales and operating margins as measured in U.S. dollars have not materially affected our results of operations historically, we do not currently hedge our exchange exposure, and exchange rate fluctuations could have an adverse effect on our financial condition and results of operations in the future.
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
     On January 19, 2006, we extended the lease for our Menlo Park headquarters and manufacturing facility through December 31, 2007. If we are unable to renew our lease on favorable terms after this date we will be forced to relocate all manufacturing, engineering, sales and marketing and administrative functions currently housed in Menlo Park to new facilities. This move could disrupt our operations and we would incur additional costs associated with relocation to new facilities, which could have a material adverse effect on our results of operations.
We must maintain effective controls, and our auditors will report on them.
     The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We anticipate being classified as an Accelerated Filer, as defined in Exchange Act Rule 12-b-2 as of the end of the second quarter of Fiscal 2006. As a result, our auditors will likely be required to audit and report on the effectiveness of our internal controls over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2006. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and operating results. Any failure by us to maintain adequate controls or to adequately implement new controls could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could adversely affect the trading price of our common stock. In addition, we might need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we might not be able to do so in a timely fashion. We will also experience additional costs, especially in 2006, as we complete documentation of our internal control procedures in anticipation of our Section 404 compliance.

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

The following exhibits are filed with this current Report on Form 10-Q for the quarter ended March 31, 2006:

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

ULTRA CLEAN HOLDINGS, INC.
(Registrant)

May 15, 2006	By: Name:	/s/ Clarence L. Granger Clarence L. Granger
	Title:	President and
Chief Executive Officer

May 15, 2006	By:	/s/ Jack Sexton

	Name:	Jack Sexton
	Title	Vice President and Chief Financial Officer

Exhibit Index

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.