Form 10-Q
period 2006-06-30
ULTRA CLEAN HOLDINGS INC
filed 2006-08-14
CIK 1275014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares outstanding of the issuer’s common stock as of July 31, 2006: 20,808,362.

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$18,958	$10,663
Accounts receivable	51,982	19,528
Inventory	45,105	19,106
Deferred income taxes	2,255	2,294
Prepaid expenses and other	2,619	1,672

Total current assets	120,919	53,263

Equipment and leasehold improvements, net	7,856	4,312
Goodwill	31,857	6,084
Intangible assets	23,587	8,987
Deferred income taxes	2,132	2,132
Other non-current assets	331	231

Total assets	$186,682	$75,009

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$6,172	$2,343
Accounts payable	44,319	14,188
Accrued compensation and related benefits	3,274	769
Other accrued expenses and liabilities	4,600	2,004
Capital lease obligations, current portion	57	70

Total current liabilities	58,422	19,374

Long-term debt	28,589	—
Deferred tax liability	5,723	—
Capital lease obligations and other liabilities	325	354

Total liabilities	93,059	19,728

Commitments and contingencies (see Note 8)
Stockholders’ Equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 20,800,446 and 16,501,363 shares issued and outstanding, in 2006 and 2005, respectively	78,723	46,819
Deferred stock-based compensation	—	(350)
Retained earnings	14,900	8,812

Total stockholders’ equity	93,623	55,281

Total liabilities and stockholders’ equity	$186,682	$75,009

See accompanying notes to condensed consolidated financial statements

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Sales	$68,469	$39,289	$125,664	$81,214
Cost of goods sold	57,759	33,698	106,763	68,974

Gross profit	10,710	5,591	18,901	12,240

Operating expenses:
Research and development	733	749	1,331	1,436
Sales and marketing	1,124	864	2,080	1,758
General and administrative	3,638	2,860	6,527	6,223

Total operating expenses	5,495	4,473	9,938	9,417

Income from operations	5,215	1,118	8,963	2,823

Interest and other income (expense), net	(36)	28	(523)	55

Income before income taxes	5,179	1,146	8,440	2,878
Income tax provision	1,222	454	2,352	992

Net income	$3,957	$692	$6,088	$1,886

Net income per share:
Basic	$0.22	$0.04	$0.35	$0.12
Diluted	$0.21	$0.04	$0.33	$0.11
Shares used in computing net income per share:
Basic	18,250	16,217	17,566	16,203
Diluted	19,168	17,227	18,502	17,116
See accompanying notes to condensed consolidated financial statements

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$6,088	$1,886
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	950	1,069
Loss on sale of equipment and leasehold improvements	—	30
Amortization of stock-based compensation	729	105
Excess tax benefit from stock-based arrangements	(597)	33
Changes in assets and liabilities:
Accounts receivable	(18,762)	(3,385)
Inventory	(12,032)	1,630
Deferred income taxes, net	39	—
Prepaid expenses and other	(570)	473
Other non-current assets	(33)	(50)
Accounts payable	16,461	(3,776)
Accrued compensation and related benefits	2,505	(546)
Other accrued expenses and liabilities	(499)	478

Net cash used in operating activities	(5,721)	(2,053)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,013)	(650)
Proceeds from sale of equipment and leasehold improvements	—	9
Net cash used in acquisition	(27,606)	—

Net cash used in investing activities	(28,619)	(641)

Cash flows from financing activities:
Principal payments on capital lease obligations	(29)	(40)
Proceeds from bank borrowings	31,212	2,326
Excess tax benefit from stock-based arrangements	597	—
Proceeds from issuance of common stock	10,855	260

Net cash provided by financing activities	42,635	2,546

Net increase (decrease) in cash	8,295	(148)
Cash and cash equivalents at beginning of period	10,663	11,440

Cash and cash equivalents at end of period	$18,958	$11,292

Supplemental cash flow information:
Income taxes paid	$1,750	$—

Interest paid	$106	$22

Non-cash investing and financing activities:
Common stock issued in acquisition	$20,072	$—

See accompanying notes to condensed consolidated financial statements.

ULTRA CLEAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization, Basis of Presentation and Significant Accounting Policies
     Organization — Ultra Clean Holdings, Inc. (the “Company”) is a developer and supplier of critical subsystems for the semiconductor capital equipment industry, producing primarily gas delivery systems and other subsystems, including frame and top plate assemblies and process modules. The Company’s products improve efficiency and reduce the costs of our customers’ design and manufacturing processes. The Company’s customers are primarily original equipment manufacturers (“OEMs”) of semiconductor capital equipment. On June 29, 2006, we completed the acquisition of Sieger Engineering, Inc. (“Sieger”) which was renamed UCT Sieger Engineering LLC (“UCT Sieger”).
     Basis of Presentation — The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). This financial information reflects all adjustments which are, in the opinion of the Company, normal, recurring and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The Company’s December 31, 2005 balance sheet data were derived from audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated from the information provided.
     The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on experience and on other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. Actual amounts may differ from those estimates.
     The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2005, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2006. The Company’s results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for any future periods.
     Concentration of Credit Risk — Financial instruments that subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company sells its products to U.S.-based semiconductor capital equipment manufacturers. The Company performs credit evaluations of its customers’ financial condition and generally requires no collateral.
     The Company had significant sales to three customers, each accounting for 10% or more of total sales during the quarter: Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. As a group these three customers accounted for 91% and 90% of the Company’s sales for the three and six months ended June 30, 2006 and 2005, respectively.
     Fiscal Year — The Company uses a 52-53 week fiscal year ending on the Friday nearest December 31. For presentation purposes, the Company presents each fiscal period as if it ended on the last day of the month. All references to quarters refer to fiscal quarters.
     Comprehensive Income — In accordance with SFAS No. 130, “Reporting Comprehensive Income”, the Company reports the change in its net assets during the period from non-owner sources by major components and as a single total. Comprehensive income for the three and six month periods ended June 30, 2006 and 2005, respectively, was the same as net income.
     Income Taxes — In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

     Inventory Costs — In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS 151”), an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. We adopted the provisions of SFAS 151 on January 1, 2006 and the adoption did not have a material effect on our consolidated results of operations or financial position.
     Stock-Based Compensation — On January 1, 2006 the Company implemented the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS 123(R)”), using the modified prospective transition method. SFAS 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. Using the modified prospective transition method of adopting SFAS 123(R), the Company began recognizing compensation expense for equity-based awards granted after January 1, 2006 plus unvested awards granted prior to January 1, 2006. Under this method of implementation, no restatement of prior periods has been made.
     Equity-based compensation expense from stock options and the related income tax benefit from the expense recognized under SFAS 123(R) was $343,000 and $106,000, respectively, for the three months ended June 30, 2006 and $629,000 and $195,000, respectively, for the six months ended June 30, 2006. The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. The implementation of SFAS 123(R) reduced basic and fully diluted earnings per share by $0.01 and $0.02 for the three and six months ended June 20, 2006, respectively.
     The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Cost of sales	$92	$163
Research and development	19	34
Sales and marketing	26	48
General and administrative	206	384

Subtotal	343	629
Income tax benefit	(106)	(195)

Total stock-based compensation expense	$237	$434

     At June 30, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was approximately $3.4 million, net of estimated forfeitures of $1.0 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.4 years and will be adjusted for subsequent changes in estimated forfeitures and future option grants.
     Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our statement of cash flows. In accordance with SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During the three and six months ended June 30, 2006, we recorded $0.1 million and $0.6 million, respectively, of excess tax benefits as a financing cash inflow.
     Prior to January 1, 2006, the Company measured compensation expense for its employee equity-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. As the exercise price of all options granted under these plans was based on the fair market price of the underlying common stock on the grant date, no equity-based compensation cost was recognized in the condensed consolidated statements of operations under the intrinsic value method.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	0%	0%	0%	0%
Expected volatility	50.0%	57.7%	50.0%	58.1%
Risk-free interest rate	5.0%	3.8%	4.9%	3.8%
Forfeiture rate	12.0%	—	12.0%	—
Expected life (in years)	4.9	5.0	4.9	5.0
     The weighted average estimated fair value of employee stock option grants for the three and six months ended June 30, 2006 was $4.28 and $4.32, respectively. The weighted average estimated fair value of employee stock option grants for the three and six months ended June 30, 2005 was $3.53. The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of our historical volatility and the volatility of similar companies in our industry. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. We do not currently pay dividends and have no plans to do so in the future. The forfeiture rate is based on our historical option forfeitures, as well as management’s expectation of future forfeitures based on current market conditions. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods.
     A summary of the changes in stock options outstanding under the Company’s equity-based compensation plans (in thousands, except per share amounts) is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding at December 31, 2005	2,120	$4.17	8.26	$6,546
Granted	377	8.83
Exercised	(227)	1.47
Canceled	(16)	2.69

Options outstanding at June 30, 2006	2,254	5.23	8.21	7,991

Options exercisable at June 30, 2006	932	$3.25	7.35	$5,129

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
     The following table summarizes our restricted stock award activity for the six months ended June 30, 2006 (in thousands):

		Weighted
		Average Grant Date
	Number of Shares	Fair Value
Nonvested stock at January 1, 2006	103	—
Granted	—	—
Vested	(16)	—
Forfeited	(2)	—

Nonvested at June 30, 2006	85	—

     The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS 123 “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123” to stock-based compensation during the three and six months period ended June 30, 2005 (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income as reported	$692	$1,886
Add: stock-based employee compensation included in reported net income, net of tax	36	72
Less: total stock-based compensation determined under the fair value-based method for all awards, net of tax	(187)	(219)
Pro forma net income	$541	$1,739
Basic net income per share:
As reported	$0.04	$0.12
Pro forma	$0.03	$0.11
Diluted net income per share:
As reported	$0.04	$0.11
Pro forma	$0.03	$0.10

     The value of the options for the three and six months ended June 30, 2005 was estimated using a Black-Scholes option-pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards, with forfeitures recognized as they occurred.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Beginning balance	113	107	76	127
Additions related to sales	57	169	131	177
Warranty costs incurred	(58)	(135)	(95)	(163)

Ending balance	112	141	112	141

2. Acquisition
     Sieger Engineering, Inc. — On June 29, 2006, the Company completed the acquisition of Sieger, a privately-held company based in South San Francisco, California. The total purchase price was approximately $50.6 million, excluding acquisition costs of $1.2 million, and was comprised of cash consideration of $30.5 million and stock of $20.1 million. Sieger is a supplier of chemical mechanical planarization modules and other subsystems to the semiconductor and flat panel capital equipment industries. The Company anticipates that the acquisition may enhance its strategic position as a semiconductor equipment subsystem supplier. We have accounted for the acquisition of Sieger as a business combination and the operating results of Sieger have been included in our consolidated financial statements from the date of acquisition. We have not yet finalized the allocation of the purchase price to identifiable assets. Our preliminary allocation is as follows (in thousands):

Tangible assets	$11,499
Goodwill	24,543
Customer List	13,800
Trademark	800

Total	$50,642

Pro Forma Results — The following pro forma financial information presents the combined results of operations of the Company and Sieger as if the acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Sales	$101,973	$62,829	$185,676	$129,576
Net income	6,217	1,238	9,862	3,568
Basic net income per share	$0.30	$0.07	$0.49	$0.19
Diluted net income per share	$0.29	$0.06	$0.47	$0.18
3.	Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Raw materials	$28,184	$12,853
Work in process	13,909	5,796
Finished goods	3,012	457

Total	$45,105	$19,106

4. Equipment and Leasehold Improvements, Net
     Equipment and leasehold improvements, net, consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Computer equipment and software	$3,119	$1,834
Furniture and fixtures	622	308
Machinery and equipment	22,991	2,960
Leasehold improvements	6,014	4,171

Sub-total	32,746	9,273
Accumulated depreciation and amortization	(24,890)	(4,961)

Total	$7,856	$4,312

5. Notes Payable and Borrowing Arrangements
     Bank Line of Credit — In connection with its acquisition of Sieger in the second quarter of 2006, the Company entered into a borrowing arrangement and an equipment loan. The loan and security agreement (“Loan Agreement”) provides senior secured credit facilities in an aggregate principal amount of up to $32.5 million, consisting of a $25 million revolving line of credit ($10 million of which may be used for the issuance of letters of credit) and a $7.5 million term loan. The aggregate amount of the credit facilities is also subject to a borrowing base equal to 80% of eligible accounts receivable and is secured by substantially all of the Company’s assets. Each of the credit facilities will expire on June 29, 2009 and contain certain financial covenants, including minimum profitability and liquidity ratios. In addition, the term loan is subject to monthly amortization payments in 36 equal installments. Interest on outstanding loans under the revolving credit facility ranged from 7.75% to 8.0% as of June 30, 2006. The equipment loan is a 5-year, $5 million loan that is secured by certain of our equipment. Interest on the equipment loan was 7.3% as of June 30, 2006. As of June 30, 2006, the balances owing on the Loan Agreement and equipment loan were $27.5 million and $4.9 million, respectively.
     During the first quarter of 2005, the Company entered into a loan and security agreement providing for a borrowing facility of up to $3.0 million with a bank in China. The borrowing facility is secured by a standby letter of credit issued under the Company’s Loan Agreement. The interest rate on borrowings under the facility ranges from 6.0% to 6.1% per annum. As of June 30, 2006, the balance outstanding under the facility was $1,600,000, a portion of which was repayable in Renminbi.
     In November 2004, the Company entered into a loan and security agreement. For the period ended June 30, 2006, no borrowings or repayments under the loan and security agreement were made and as of June 30, 2006, the agreement was terminated.
6. Net Income Per Share
     Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.
     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Numerator, basic and diluted net income	$3,957	$692	$6,088	$1,886
Denominator:
Shares used in computation—basic:
Weighted average common shares outstanding	18,335	16,398	17,656	16,384

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Weighted average common shares outstanding subject to repurchase	(85)	(181)	(90)	(181)

Shares used in computing basic net income per share	18,250	16,217	17,566	16,203

Shares used in computation—diluted:
Weighted average common shares outstanding	18,250	16,217	17,566	16,203
Dilutive effect of common shares outstanding subject to repurchase	84	134	90	134
Dilutive effect of options outstanding	834	876	846	779

Shares used in computing diluted net income per share	19,168	17,227	18,502	17,116

Net income per share—basic	$0.22	$0.04	$0.35	$0.12
Net income per share—diluted	$0.21	$0.04	$0.33	$0.11
     A total of 377,000 and 500,000 potentially dilutive securities have been excluded from the dilutive share calculation for the three months ended June 30, 2006 and 2005, respectively, as their effect was anti-dilutive. A total of 377,000 and 975,000 potentially dilutive securities have been excluded from the dilutive share calculation for the six months ended June 30, 2006 and 2005, respectively, as their effect was anti-dilutive.
7. Related Party
     As part of the acquisition of Sieger, the Company leases a facility from an entity controlled by one of our executive officers. No rent expense was incurred for the three and six months ended June 30, 2006.
     The wife of Bruce Weir, our Vice President of Engineering, is the sole owner of Acorn Travel, Inc., our primary travel agency. We incurred fees for travel-related services, including the cost of airplane tickets, of $83,000 and $140,000 for the three and six months ended June 30, 2006, respectively, and $55,000 and $119,000 for the three and six months ended June 30, 2005, respectively.
8. Commitments and Contingencies
     At June 30, 2006, the Company had purchase commitments totaling $57,544,000 that related primarily to the purchase of inventory.
     On September 2, 2005, the Company filed suit in the federal court for the Northern District of California against Celerity, Inc., or Celerity, seeking a declaratory judgment that our new substrate technology does not infringe certain of Celerity’s patents and/or that Celerity’s patents are invalid. On September 13, 2005, Celerity filed suit in the federal court of Delaware alleging that the Company has infringed seven patents by developing and marketing products that use Celerity’s fluid distribution technology. The Delaware litigation was transferred to the Northern District of California on October 19, 2005 and consolidated with our previously filed declaratory judgment action on December 12, 2005. The complaint by Celerity seeks injunction against future infringement of its patents and compensatory and treble damages. The Company believes that the claims made by Celerity are without merit and intends to defend the lawsuit vigorously.
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
Overview
     We are a leading developer and supplier of critical subsystems, primarily for the semiconductor capital equipment industry. We develop, design, prototype, engineer, manufacture and test subsystems which are highly specialized and tailored to specific steps in the semiconductor manufacturing process. We derive the majority of our revenue from the sale of gas delivery systems and other subsystems, including chemical delivery modules, top-plate assemblies, frame assemblies and process modules. Our primary customers are semiconductor equipment manufacturers.
     We provide our customers complete subsystem solutions that combine our expertise in design, test, component characterization and highly flexible manufacturing operations with quality and financial stability. This combination helps us to drive down total manufacturing costs, reduce design-to-delivery cycle times and maintain high quality standards for our customers. We believe these characteristics, as well as our standing as a leading supplier of gas delivery systems and other subsystems, place us in a strong position to benefit from the growing demand for subsystem outsourcing.
     A significant portion of our products consist of gas delivery systems that enable the precise delivery of numerous specialty gases used in a majority of the key steps in the semiconductor manufacturing process, including deposition, etch, diffusion, ion implantation, sputtering, photoresist stripping and annealing. Our products also include other subsystems, including chemical delivery modules, top-plate assemblies, frame assemblies and process modules. We began shipping frame assemblies in the second quarter of 2004, top-plate assemblies in the fourth quarter of 2004 and chemical delivery modules in the first quarter of 2005. We began manufacturing process modules for a semiconductor equipment manufacturer in our Menlo Park facility in the second quarter of 2005 and from our Shanghai facility in the third quarter of 2005.
     Ultra Clean Holdings, Inc. was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Services, Inc. Ultra Clean Technology Systems and Service, Inc. was founded in 1991 by Mitsubishi Corporation and was operated as a subsidiary of Mitsubishi until November 2002, when it was acquired by Ultra Clean Holdings, Inc. Ultra Clean Holdings, Inc. became a publicly traded company in March 2004. In June 2006, we completed the acquisition of Sieger, a California corporation. The total purchase price was approximately $50.6 million, net of acquisition costs of $1.2 million, and was comprised of cash consideration of $30.5 million and stock of $20.1 million. Sieger is a supplier of chemical mechanical planarization modules and other subsystems to the semiconductor and flat panel capital equipment industries. We anticipate that the acquisition may enhance our strategic position as a semiconductor equipment subsystem supplier. We conduct our operating activities primarily through our three wholly-owned subsidiaries, Ultra Clean Technology Systems and Service, Inc., Ultra Clean Technology (Shanghai) Co., LTD and UCT Sieger Engineering LLC.
Financial Highlights
     Our operating results for the three and six months ended June 30, 2006 reflect a recovery in the semiconductor capital equipment industry. Sales for the second quarter of 2006 were $68.5 million, an increase of $11.3 million, or 19.7%, from the first quarter of 2006. Gross profit in the second quarter of 2006 also increased to $10.7 million, or 15.6% of sales, from $8.2 million, or 14.3% of sales, in the first quarter of 2006. Total operating expenses in the second quarter of 2006 increased to $5.5 million, or 8.0% of sales, from $4.4 million, or 7.8% of net sales, in the first quarter of 2006. Net income during the second quarter of 2006 increased to $4.0 million from $2.1 million in the first quarter of 2006 as a result of increased sales and gross margins experienced during the quarter, partially offset by higher operating expenses.
Results of Operations
     For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in our quarterly report.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	84.4%	85.8%	85.0%	84.9%

Gross Profit	15.6%	14.2%	15.0%	15.1%

Operating expenses:
Research and development	1.1%	1.9%	1.1%	1.8%
Sales and marketing	1.6%	2.2%	1.6%	2.2%
General and administrative	5.3%	7.2%	5.2%	7.6%

Total operating expenses	8.0%	11.3%	7.9%	11.6%

Income from operations	7.6%	2.9%	7.1%	3.5%
Interest and other income (expense), net	(0.0%)	0.1%	(0.4%)	0.1%

Income before income taxes	7.6%	3.0%	6.7%	3.6%
Income tax provision	1.8%	1.2%	1.9%	1.2%

Net income	5.8%	1.8%	4.8%	2.4%

Sales
     Sales in the second quarter of 2006 increased 74.3% to a record high $68.5 million from $39.3 million in the second quarter of 2005. The increase reflects a rebound in demand that began during the first quarter of 2006. Sales in the second quarter of 2006 of non-gas panel assemblies increased to $10.7 million from $2.4 million in the second quarter of 2005, reflecting continued market penetration outside our traditional gas-panel business. Sales for the six months ended June 30, 2006 increased 54.7% to $125.7 million from $81.2 million in the six months ended June 30, 2005, reflecting continued strong market demand for semiconductor equipment. We expect a significant increase in sequential revenues for the remainder or the year as we consolidate results for our newly-acquired UCT Sieger subsidiary and continue to increase production levels at our China subsidiary.
     Historically, a relatively small number of OEM customers have accounted for a significant portion of our sales. In the three and six months ended June 30, 2006 and 2005, respectively, three customers each accounted for 10% or more of our total sales: Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. As a group these three customers accounted for 91% and 90% of the Company’s sales for the three and six months ended June 30, 2006 and 2005, respectively.
Gross Profit
     Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation associated with the design and manufacture of products sold. Gross profit for the second quarter of 2006 increased to $10.7 million, or 15.6% of net sales, from $5.6 million, or 14.2% of net sales, in the second quarter of 2005. Gross profit for the six months ended June 30, 2006 increased $6.7 million to $18.9 million, or 15.0% of net sales, from $12.2 million, or 15.1% of net sales, in the six months ended June 30, 2005. The increase in gross profit in dollars is due primarily to a higher sales volume. We expect gross margins to decline slightly from the second quarter of 2006 as we consolidated results from UCT Sieger.
Research and Development Expense
     Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the second quarter of 2006 was $0.7 million, or 1.1% of net sales, compared with $0.7 million, or 1.9% of net sales, for the second quarter of 2005. Research and development expense for the six months ended June 30, 2006 was $1.3 million, or 1.1% of net sales, compared with $1.4 million, or 1.8% of net sales, in the six months ended June 30, 2006. We expect research and development expenses to remain relatively flat during fiscal year 2006.
Sales and Marketing Expense
     Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the second quarter of 2006 was $1.1 million, or 1.6% of net sales, compared with $0.9 million, or 2.2% of net sales, in the second quarter of 2005. Sales and marketing expense for the six months ended June 30, 2006 increased $0.3 million to $2.1 million, or 1.6% of net sales, from $1.8 million, or 2.2% of net sales, in the six months ended June 30, 2005. The increase in dollars was due primarily to an increase in headcount from 17 in the second quarter of 2005 to 21 in the second quarter of 2006.
General and Administrative Expense
     General and administrative expense consists primarily of salaries and overhead associated with our administrative staff and professional fees. General and administrative expense for the second quarter of 2006 was $3.6 million, or 5.3% of net sales, compared with $2.9 million, or 7.2% of net sales, in the second quarter of 2005. General and administrative expense for the six months ended June 30, 2006 increased $0.3 million to $6.5 million, or 5.2% of sales, from $6.2 million, or 7.6% of net sales, in the six months ended June 30, 2005. The increase is due primarily to an increase in headcount from 39 in June 2005 to 46 in June 2006 and higher levels of accounting and consulting costs in connection with Sarbanes-Oxley 404 compliance requirements.

Interest and Other Income (Expense), net
     Interest and other income (expense), net for the second quarter of 2006 was comparable to the second quarter of 2005. The increase in interest and other income (expense), net for the six months ended June 30, 2006 over the comparable prior period is due to $0.5 million in charges related to legal, accounting and other registration fees associated with the secondary component of our equity offering which closed in March 2006.
Income Tax Provision
     Our effective tax rates for the second quarter of 2006 and 2005 were 23.6% and 39.6%, respectively. Our effective tax rates for the six months ended June 30, 2006 and 2005 were 27.9% and 34.5%, respectively. The decreased rate in 2006 reflects primarily a change in the geographic mix of worldwide earnings and financial results for fiscal year 2006 compared with fiscal year 2005 as a higher portion of our income is being generated from our Shanghai subsidiary.
Liquidity and Capital Resources
     As of June 30, 2006, we had cash of $19.0 million compared to $10.7 million as of December 31, 2005.
     Net cash used in operating activities for the six months ended June 30, 2006 increased to $5.7 million from $2.1 million in the comparable period of fiscal 2005. The increase is due primarily to higher working capital needs required to support higher levels of sales activity. We used $12.0 million of cash for inventory purchases and $18.8 million to support accounts receivable. These amounts were partially offset by higher levels of payables of $16.5 million in accounts payable and $2.5 million in accrued compensation and related benefits.
     Net cash used in investing activities for the six months ended June 30, 2006 increased to $28.6 million from $0.6 million in the comparable period of fiscal 2005. The increase was due primarily to our acquisition of Sieger and higher levels of equipment purchases relating to cleanroom expansion activities.
     Net cash provided by financing activities for the six months ended June 30, 2006 increased to $42.6 million from $2.5 million in the comparable period of fiscal 2005. The increase was due primarily to bank borrowings and stock issued in connection with our acquisition of Sieger.
     In connection with our acquisition of Sieger in the second quarter of 2006, we entered into a borrowing arrangement and an equipment loan. The loan and security agreement (“Loan Agreement”) provides senior secured credit facilities in an aggregate principal amount of up to $32.5 million, consisting of a $25 million revolving line of credit ($10 million of which may be used for the issuance of letters of credit) and a $7.5 million term loan. The aggregate amount of the credit facilities is also subject to a borrowing base equal to 80% of eligible accounts receivable and is secured by substantially all of our assets. Each of the credit facilities will expire on June 29, 2009 and contain certain financial covenants, including minimum profitability and liquidity ratios. In addition, the term loan is subject to monthly amortization payments in 36 equal installments. Interest on outstanding loans under the revolving credit facility ranged from 7.75% to 8.0% as of June 30, 2006. The equipment loan is a 5-year, $5 million loan that is secured by certain of our equipment. Interest on the equipment loan was 7.3% as of June 30, 2006. As of June 30, 2006, the balances owing on the Loan Agreement and equipment loan were $27.5 million and $4.9 million, respectively.
     During the first quarter of 2005, we entered into a loan and security agreement providing for a borrowing facility of up to $3.0 million with a bank in China. The borrowing facility is secured by a standby letter of credit issued under our Loan Agreement. The interest rate on borrowings under the facility ranges from 6.0% to 6.1% per annum. As of June 30, 2006, the balance outstanding under the facility was $1,600,000, a portion of which was repayable in Renminbi.
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

	Year ending December 31,
	Remainder
Year ending December 31,	of 2006	2007	2008	2009	2010	2011	Total
Purchase obligations	$57,544	—	—	—	—	—	$57,544
Capital lease obligations	34	55	24	4	—	—	117
Operating lease obligations*	1,181	2,010	1,273	782	39	—	5,285
Borrowing arrangements	2,881	3,397	3,465	23,888	1,116	490	35,237

Total	$61,640	$5,462	$4,762	$24,674	$1,155	$490	$98,183

*	Operating lease expense reflects the fact that (1) the lease for our headquarters facility in Menlo Park, California expires on December 31, 2007 and may not be terminated by our landlord upon less than nine months prior written notice; (2) the lease for our manufacturing facility in Portland, Oregon expires on November 7, 2007 and (3) one of the leases for our manufacturing facility in South San Francisco, California expires on May 31, 2007. We expect to renew our Menlo Park, Portland and South San Francisco leases prior to expiration or lease other facilities. Operating lease expense set forth above will increase upon renewal of these leases.
Critical Accounting Policies, Significant Judgments and Estimates
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.
     On January 1, 2006 the Company implemented the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS 123(R)”), using the modified prospective transition method. SFAS 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. Using the modified prospective transition method of adopting SFAS 123(R), the Company began recognizing compensation expense for equity-based awards granted after January 1, 2006 plus unvested awards granted prior to January 1, 2006. Under this method of implementation, no restatement of prior periods has been made.
     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS 151”), an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. We adopted the provisions of SFAS 151 on January 1, 2006 and the adoption did not have a material effect on our consolidated results of operations or financial position.
     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure at the date of our financial statements. Estimates and judgments are reviewed on an on-going basis, including those related to sales, inventories, intangible assets, stock compensation and income taxes. The estimates and judgments are based on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We consider certain accounting policies related to the Sieger acquisition, revenue recognition, inventory valuation, accounting for income taxes, valuation of intangible assets and goodwill and equity incentives to employees to be critical policies due to the estimates and judgments involved in each. A further discussion can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on February 28, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates or equity prices. During the first quarter of fiscal 2005, we entered into a loan and security agreement providing for revolver loans of up to $3.0 million with a bank in China. One of the two revolver loans outstanding as of June 30, 2006 is denominated in Chinese Yuan and is secured by a standby letter of credit issued under our Loan Agreement described above. Interest on the two revolver loans ranges between 6.0% and 6.1% per annum. Interest is payable quarterly and principal is payable within 12 months of borrowing. As of June 30, 2006, the balance outstanding under the two revolver loans was $1.6 million. If we enter into future borrowing arrangements or borrow under our existing revolving credit facility, we may seek to manage our exposure to interest rate changes by using a mix of debt maturities and variable- and fixed-rate debt, together with interest rate swaps where appropriate, to fix or lower our borrowing costs. We do not make material sales in currencies other than the United States Dollar or have material purchase obligations outside of the United States, except in China where we have purchase commitments totaling $7.1 million in United States Dollar equivalents. We have performed a sensitivity analysis assuming a hypothetical 10-percent movement in foreign currency exchange rates and interest rates applied to the underlying exposures described above. As of June 30, 2006, the analysis indicated that such market movements would not have a material effect on our business, financial condition or results of operations. Although we do not anticipate any significant fluctuations, there can be no assurance that foreign currency exchange risk will not have a material impact on our financial position, results of operations or cash flow in the future.
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
We have significant existing debts; the restrictive covenants under some of our debt agreements may limit our ability to expand or pursue our business strategy; if we are forced to prepay some or all of this indebtedness our financial position would be severely and adversely affected.
     We have a significant amount of outstanding indebtedness. At June 30, 2006, our long-term debt was $28.6 million and our short-term debt was $6.2 million, for an aggregate total of $34.8 million. Our $32.5 million loan agreement requires compliance with certain financial covenants, including a leverage and fixed charge coverage target and a requirement that we maintain $5.0 million of cash and cash equivalents with the bank during the term. The covenants contained in our line of credit with the bank also restrict our ability to take certain actions, including our ability to:
•	incur additional indebtedness;

•	pay dividends and make distributions in respect of our capital stock;

•	redeem capital stock;

•	make investments or other restricted payments outside the ordinary course of business;

•	engage in transactions with shareholders and affiliates;

•	create liens;

•	sell or otherwise dispose of assets;

•	make payments on our debt, other than in the ordinary course; and

•	engage in mergers and acquisitions.
     While we are currently in compliance with the financial covenants in our loan agreement, we cannot assure you that we will meet these financial covenants in subsequent quarters. If we are unable to meet any covenants, we cannot assure you the bank will grant waivers and amend the covenants, or that the bank will not terminate the agreement, preclude further borrowings or require us to repay any outstanding borrowings. As long as our indebtedness remains outstanding, the restrictive covenants could impair our ability to expand or pursue our business strategies or obtain additional funding. Forced prepayment of some or all of our indebtedness would reduce our available cash balances and have an adverse impact on our operating and financial performance.
We may not be able to integrate efficiently the operations of our acquisition of newly acquired subsidiaries.
     We have made, and may continue to make, additional acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. If we are to realize the anticipated benefits of past and any future acquisitions or investments, the operations of these companies must be integrated and combined efficiently with our own. The process of integrating supply and distribution channels, computer and accounting systems, and other aspects of operations, while managing a larger entity, will continue to present a significant challenge to our management. In addition, it is not certain that we will be able to incorporate different financial and reporting controls, processes, systems and technologies into our existing business environment. The difficulties of integration may increase because of the necessity of combining personnel with varied business backgrounds and combining different corporate cultures and objectives. We may incur substantial costs associated with these activities and we may suffer other material adverse effects from these integration efforts which could materially reduce our earnings, even over the long-term. We may not succeed with the integration process and we may not fully realize the anticipated benefits of the business combinations. The dedication of management resources to such integration or divestitures may detract attention from the day-to-day business, and we may need to hire additional management personnel to manage our acquisitions successfully.
We have identified significant deficiencies in the internal controls of Sieger that existed prior to our acquisition of Sieger and the identification of any significant deficiencies in the future could affect our ability to ensure timely and reliable financial reports.
     We have identified significant deficiencies in the internal controls of Sieger that existed prior to our acquisition of Sieger. The Public Company Accounting Oversight Board (“PCAOB”) defines a significant deficiency as a control deficiency, or a combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. We are in the process of implementing changes to strengthen the internal controls of UCT Sieger. However, additional measures may be necessary and these measures, along with other measures we expect to take to improve the internal controls of UCT Sieger, may not be sufficient to address the issues identified by us or ensure that the internal controls of UCT Sieger are effective.
     In addition, we frequently evaluate acquisitions of, or significant investments in, complementary companies, assets, businesses and technologies. Even if an acquisition or other investment is not completed, we may incur significant cost in evaluating such acquisition or investment, which has in the past had, and could in the future have, an adverse effect on our results of operations.
We have established operations in China, which exposes us to new risks associated with operating in a foreign country.
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
We are subject to order and shipment uncertainties and any significant reductions, cancellations or delays in customer orders could cause our revenue to decline and our operating results to suffer.

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
     Although we currently have a credit facility, we may need to raise additional funds through public or private equity or debt financing if our current cash and cash flow from operations are insufficient to fund our future activities. Our Loan Agreement matures on June 29, 2009 and we may not be able renew it on favorable terms. Future equity financings could be dilutive to holders of our common stock, and debt financings could involve covenants that restrict our business operations. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, any of which could adversely affect our business, operating results and financial condition.
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
     Our facilities could be subject to a catastrophic loss caused by natural disasters, including fires and earthquakes. We have facilities in areas with above average seismic activity, such as our manufacturing facility in South San Francisco, California and our manufacturing and headquarters facilities in Menlo Park, California. If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, reduce revenue and result in large expenses to repair or replace the facility. In addition, we have in the past experienced, and may in the future experience, extended power outages at our South San Francisco and Menlo Park, California facilities. We do not carry insurance policies that cover potential losses caused by earthquakes or other natural disasters or power loss.
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
     The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We have been classified as an Accelerated Filer, as defined in Exchange Act Rule 12-b-2 as of the end of the second quarter of Fiscal 2006. As a result, our auditors will likely be required to audit and report on the effectiveness of our internal controls over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2006. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and operating results. Any failure by us to maintain adequate controls or to adequately implement new controls could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could adversely affect the trading price of our common stock. In addition, we might need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we might not be able to do so in a timely fashion. We will also experience additional costs, especially in 2006, as we complete documentation of our internal control procedures in anticipation of our Section 404 compliance.
Risks related to the securities markets and ownership of our common stock
Future sales of our common stock by our significant stockholders could depress our stock price.
     Sales of substantial amounts of our common stock by FP-Ultra Clean, L.L.C., or the perception that these sales might occur, may depress prevailing market prices of our common stock. The shares owned by FP-Ultra Clean, L.L.C. and by the former stockholders of Sieger are governed by an agreement with us that provides them certain demand and piggyback registration rights.

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
Item 5. Other Information
None.
Item 6. Exhibits
     (a) Exhibits
          The following exhibits are filed with this current Report on Form 10-Q for the quarter ended June 30, 2006:

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

ULTRA CLEAN HOLDINGS, INC.
(Registrant)

August 14, 2006	By:	/s/ Clarence L. Granger

	Name:	Clarence L. Granger
	Title:	Chief Executive Officer (Principal Executive Officer)

August 14, 2006	By:	/s/ Jack Sexton

	Name:	Jack Sexton
	Title	Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.