Form 10-Q
period 2006-09-30
ULTRA CLEAN HOLDINGS INC
filed 2006-11-14
CIK 1275014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares outstanding of the issuer’s common stock as of October 31, 2006: 20,891,079.

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$18,923	$10,663
Accounts receivable	47,108	19,528
Inventory	49,414	19,106
Deferred income taxes	2,409	2,294
Prepaid expenses and other	1,720	1,672

Total current assets	119,574	53,263

Equipment and leasehold improvements, net	8,382	4,312
Goodwill	32,058	6,084
Intangible assets	22,850	8,987
Deferred income taxes	2,132	2,132
Other non-current assets	780	231

Total assets	$185,776	$75,009

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$4,981	$2,343
Accounts payable	39,792	14,188
Accrued compensation and related benefits	3,658	769
Other accrued expenses and liabilities	3,170	2,004
Capital lease obligations, current portion	85	70

Total current liabilities	51,686	19,374

Long-term debt	28,422	—
Deferred tax liability	5,434	—
Capital lease obligations and other liabilities	311	354

Total liabilities	85,853	19,728

Commitments and contingencies (see Note 8)
Stockholders’ Equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 20,842,536 and 16,501,363 shares issued and outstanding, in 2006 and 2005, respectively	79,463	46,819
Deferred stock-based compensation	—	(350)
Retained earnings	20,460	8,812

Total stockholders’ equity	99,923	55,281

Total liabilities and stockholders’ equity	$185,776	$75,009

See accompanying notes to condensed consolidated financial statements.

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$104,065	$27,540	$229,729	$108,754
Cost of goods sold	88,694	24,967	195,457	93,941

Gross profit	15,371	2,573	34,272	14,813

Operating expenses:
Research and development	806	495	2,137	1,931
Sales and marketing	1,231	749	3,311	2,507
General and administrative	5,284	2,252	11,811	8,476

Total operating expenses	7,321	3,496	17,259	12,914

Income (loss)from operations	8,050	(923)	17,013	1,899
Interest and other income (expense), net	(616)	30	(1,139)	85

Income (loss) before income taxes	7,434	(893)	15,874	1,984
Income tax provision (benefit)	1,874	(327)	4,226	664

Net income (loss)	$5,560	$(566)	$11,648	$1,320

Net income (loss) per share:
Basic	$0.27	$(0.03)	$0.63	$0.08
Diluted	$0.25	$(0.03)	$0.59	$0.08
Shares used in computing net income (loss) per share:
Basic	20,737	16,252	18,600	16,219
Diluted	21,879	16,252	19,624	17,128
See accompanying notes to condensed consolidated financial statements

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$11,648	$1,320
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,388	1,635
Loss on sale of equipment and leasehold improvements	—	30
Amortization of stock-based compensation	1,277	157
Excess tax benefit from stock-based arrangements	(655)	50
Changes in assets and liabilities:
Accounts receivable	(14,515)	(2,070)
Inventory	(15,993)	1,508
Deferred income taxes, net	(404)	—
Prepaid expenses and other	337	(572)
Other non-current assets	(10)	43
Accounts payable	13,015	(1,359)
Accrued compensation and related benefits	1,136	(464)
Other accrued expenses and liabilities	92	398

Net cash provided by (used in) operating activities	(1,684)	676

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(2,243)	(1,078)
Proceeds from sale of equipment and leasehold improvements	—	9
Net cash used in acquisition	(28,812)	—
Acquisition-related tax benefit	—	507

Net cash used in investing activities	(31,055)	(562)

Cash flows from financing activities:
Principal payments on capital lease obligations	(28)	(58)
Proceeds from long-term debt and bank borrowings, net of deferred loan costs	30,078	2,341
Principal payments on long-term debt	(696)	—
Excess tax benefit from stock-based arrangements	655	—
Proceeds from issuance of common stock	10,990	287

Net cash provided by financing activities	40,999	2,570

Net increase in cash	8,260	2,684
Cash and cash equivalents at beginning of period	10,663	11,440

Cash and cash equivalents at end of period	$18,923	$14,124

Supplemental cash flow information:
Income taxes paid	$3,610	$—

Interest paid	$722	$72

Non-cash investing and financing activities:
Common stock issued in acquisition	$20,072	$—

See accompanying notes to condensed consolidated financial statements.

ULTRA CLEAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization, Basis of Presentation and Significant Accounting Policies
     Organization — Ultra Clean Holdings, Inc. (the “Company”) is a developer and supplier of critical subsystems, primarily for the semiconductor capital equipment industry, producing primarily gas delivery systems and other subsystems, including chemical delivery modules, frame and top plate assemblies and process modules. The Company’s products improve efficiency and reduce the costs of our customers’ design and manufacturing processes. The Company’s customers are primarily original equipment manufacturers (“OEMs”) of semiconductor capital equipment. On June 29, 2006, the Company completed the acquisition of Sieger Engineering, Inc. (“Sieger”) which was renamed UCT Sieger Engineering LLC (“UCT Sieger”).
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
     The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2005, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2006. The Company’s results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for any future periods.
     Concentration of Credit Risk — Financial instruments that subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company sells its products to U.S.-based semiconductor capital equipment manufacturers. The Company performs credit evaluations of its customers’ financial condition and generally requires no collateral.
     The Company had significant sales to three customers, each accounting for 10% or more of total sales during the quarter: Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. As a group these three customers accounted for 83% and 87% of the Company’s sales for the three and nine months ended September 30, 2006, respectively, and 90% of the Company’s sales for the three and nine months ended 2005.
     Fiscal Year — The Company uses a 52-53 week fiscal year ending on the Friday nearest December 31. For presentation purposes, the Company presents each fiscal period as if it ended on the last day of the month. All references to quarters refer to fiscal quarters.
     Comprehensive Income — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”, the Company reports the change in its net assets from non-owner sources during the period by major components and as a single total. Comprehensive income for the three and nine month periods ended September 30, 2006 and 2005, respectively, was the same as net income.
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

     Inventory Costs — In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. We adopted the provisions of SFAS 151 on January 1, 2006, and the adoption did not have a material effect on our condensed consolidated results of operations or financial position.
     Stock-Based Compensation — On January 1, 2006 the Company implemented the provisions of SFAS No. 123(R), “Share-Based Payments” (“SFAS 123(R)”), using the modified prospective transition method. SFAS 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. Using the modified prospective transition method of adopting SFAS 123(R), the Company began recognizing compensation expense for equity-based awards granted after January 1, 2006 plus unvested awards granted prior to January 1, 2006. Under this method of implementation, no restatement of prior periods has been made.
     Equity-based compensation expense from stock options and the related income tax benefit from the expense recognized under SFAS 123(R) was $497,000 and $154,000, respectively, for the three months ended September 30, 2006 and $1,126,000 and $349,000, respectively, for the nine months ended September 30, 2006. The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. The implementation of SFAS 123(R) reduced basic and fully diluted earnings per share by $0.02 and $0.04 for the three and nine months ended September 30, 2006, respectively.
     The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Cost of sales	$112	$275
Research and development	25	59
Sales and marketing	32	80
General and administrative	328	712

Subtotal	497	1,126
Income tax benefit	(154)	(349)

Total stock-based compensation expense	$343	$777

     At September 30, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was approximately $5.1 million, net of estimated forfeitures of $1.5 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.5 years and will be adjusted for subsequent changes in estimated forfeitures and future option grants.
     Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our statement of cash flows. In accordance with SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During the three and nine months ended September 30, 2006, we recorded $0.1 million and $0.7 million, respectively, of excess tax benefits as a financing cash inflow.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Dividend yield	0%	0%	0%	0%
Expected volatility	50%	57.8%	50%	58.0%
Risk-free interest rate.	4.9%	4.2%	4.9%	3.8%
Forfeiture rate	12%	—	12%	—
Expected life (in years)	4.9	5.0	4.9	5.0
     The weighted average estimated fair value of employee stock option grants for the three and nine months ended September 30, 2006 was $3.92 and $4.08, respectively. The weighted average estimated fair value of employee stock option grants for the three and nine months ended September 30, 2005 was $3.28 and $3.52, respectively. The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of our historical volatility and the volatility of similar companies in our industry. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. We do not currently pay dividends and have no plans to do so in the future. The forfeiture rate is based on our historical option forfeitures, as well as management’s expectation of future forfeitures based on current market conditions. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods.
     A summary of the changes in stock options outstanding under the Company’s equity-based compensation plans (in thousands, except per share amounts) is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding at December 31, 2005	2,120	$4.17	8.26	$6,546
Granted	1,096	8.34
Exercised	(270)	1.68
Canceled	(61)	6.22

Options outstanding at September 30, 2006	2,885	$5.94	8.42	$13,669

Options exercisable at September 30, 2006	1,021	$3.41	7.17	$7,423

     As of September 30, 2006 there were approximately 240,000 shares available for future grant.
     For the three and nine months ended September 30, 2005, the weighted average estimated fair value of employee purchase rights granted under the Employee Stock Purchase Plan was $1.86 and $1.75, respectively. The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the Employee Stock Purchase Plan: (i) an expected dividend yield of 0%, (ii) an expected stock price volatility of 45.4% and 47.5% for the three and nine months ended September 30, 2005, respectively, (iii) a risk-free interest rate of 3.0%, and (iv) an expected life of 0.5 years. The Company’s calculations are based on the single option valuation approach, and forfeitures are recognized as they occur.
     The following table summarizes our restricted stock award activity for the nine months ended September 30, 2006 (in thousands):

		Weighted
		Average Grant Date
	Number of Shares	Fair Value
Unvested stock at January 1, 2006	103	—
Granted	—	—
Vested	(16)	—
Forfeited	(2)	—

Unvested at September 30, 2006	85	—

     The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123”, to stock-based compensation during the three and nine months period ended September 30, 2005 (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income (loss) as reported	$(566)	$1,320
Add: stock-based employee compensation included in reported net income (loss), net of tax	34	106
Less: total stock-based compensation determined under the fair value-based method for all awards, net of tax	(233)	(504)

Pro forma net income (loss)	$(765)	$922

Basic net income (loss) per share:
As reported	$(0.03)	$0.08
Pro forma	$(0.05)	$0.06
Diluted net income (loss) per share:
As reported	$(0.03)	$0.08
Pro forma	$(0.05)	$0.05
     The value of the options for the three and nine months ended September 30, 2005 was estimated using a Black-Scholes option-pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards, with forfeitures recognized as they occurred.
     Product Warranty — The Company provides a warranty on its products for a period of up to two years and provides for warranty costs at the time of sale based on historical activity. The determination of such provisions requires the Company to make estimates of product return rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of sales may be required in future periods. Components of the reserve for warranty costs consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Beginning balance	$112	$141	$76	$127
Additions related to sales	32	(54)	163	53
Warranty costs incurred	(44)	(8)	(139)	(101)

Ending balance	$100	$79	$100	$79

     Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will adopt SFAS No. 157 as required in January 2008. The Company is currently evaluating the impact of SFAS 157 on its condensed consolidated financial statements.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company does not expect that the adoption of SAB 108 will have a material impact on its condensed consolidated financial statements.

     In June 2006, the FASB issued Emerging Issues Tax Force (“EITF”) Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” (“EITF 06-3”). EITF 06-3 requires disclosure of accounting policy regarding the gross or net presentation of point-of-sales taxes such as sales tax and value-added tax. If taxes included in gross revenues are significant, the amount of such taxes for each period for which an income statement is presented should also be disclosed. EITF 06-3 will be effective for the first annual or interim reporting period after December 15, 2006. The Company does not expect that the adoption of EITF 06-3 will have a material impact on its condensed consolidated financial statements.
2. Acquisition
     Sieger Engineering, Inc. — On June 29, 2006, the Company completed the acquisition of Sieger, a privately-held company based in South San Francisco, California. The total purchase price was approximately $50.6 million, excluding acquisition costs of $1.2 million, and was comprised of cash consideration of $30.5 million and stock of $20.1 million. Sieger is a supplier of chemical mechanical planarization modules and other subsystems to the semiconductor and flat panel capital equipment industries. The Company anticipates that the acquisition may enhance its strategic position as a semiconductor equipment subsystem supplier. The Company has accounted for the acquisition of Sieger as a business combination and the operating results of Sieger have been included in the Company’s condensed consolidated financial statements from the date of acquisition. The Company has not yet finalized the allocation of the purchase price to identifiable assets. The preliminary allocation is as follows (in thousands):

Tangible assets	$11,245
Customer lists	13,800
Trademarks	800
Goodwill	24,768

Total	$50,642

The Company recognized approximately $.7 million in amortization related to intangible assets for the three and nine months ended September 20, 2006. The weighted average useful life of customer lists was determined to be 10.7 years. The weighted average useful life of trademarks was determined to be six months and therefore will be fully amortized by December 31, 2006.
     Pro Forma Results — The following pro forma financial information presents the combined results of operations of the Company and UCT Sieger as if the acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

	Three months
	ended	Nine months ended
	September 30,	September 30,
	2005	2006	2005
Sales	$57,932	$289,741	$148,219
Net income	$176	$14,865	$3,024
Basic net income per share	$0.01	$0.80	$0.16
Diluted net income per share	$0.01	$0.76	$0.15
3. Inventory
     Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials	$30,489	$12,853
Work in process	14,825	5,796
Finished goods	4,100	457

Total	$49,414	$19,106

4. Equipment and Leasehold Improvements, Net
     Equipment and leasehold improvements, net, consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Computer equipment and software	$3,950	$1,834
Furniture and fixtures	707	308
Machinery and equipment	23,174	2,960
Leasehold improvements	5,277	4,171
Construction in progress	866	—

Sub-total	33,974	9,273
Accumulated depreciation and amortization	(25,592)	(4,961)

Total	$8,382	$4,312

5. Notes Payable and Borrowing Arrangements
     Bank Lines of Credit — In connection with its acquisition of Sieger in the second quarter of 2006, the Company entered into a borrowing arrangement and an equipment loan. The loan and security agreement (“Loan Agreement”) provides senior secured credit facilities in an aggregate principal amount of up to $32.5 million, consisting of a $25 million revolving line of credit ($10 million of which may be used for the issuance of letters of credit) and a $7.5 million term loan. The aggregate amount of the credit facilities is also subject to a borrowing base equal to 80% of eligible accounts receivable and is secured by substantially all of the Company’s assets. Each of the credit facilities will expire on June 29, 2009 and contains certain financial covenants, including minimum profitability and liquidity ratios. In addition, the term loan is subject to monthly amortization payments in 36 equal installments. Interest on outstanding loans under the revolving credit facility ranged from 7.7% to 8.3% as of September 30, 2006. The equipment loan is a 5-year, $5 million loan that is secured by certain of our equipment. Interest on the equipment loan was 7.29% as of September 30, 2006. As of September 30, 2006, the balances owing on the Loan Agreement and equipment loan were $27.1 million and $4.7 million, respectively. As of September 30, 2006, the Company was in compliance with all loan covenants.
     During the first quarter of 2005, the Company entered into a loan and security agreement providing for a borrowing facility of up to $3.0 million with a bank in China. The borrowing facility is secured by a standby letter of credit issued under the Company’s credit facility. The interest rate on borrowings under the facility ranges from 6.3% to 6.4% per annum. As of September 30, 2006, the balance outstanding under the facility was $1.6 million, a portion of which was repayable in Renminbi. This borrowing facility will expire in March 2007.
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

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator, basic and diluted net income (loss)	$5,560	$(566)	$11,648	$1,320

Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	20,822	16,433	18,689	16,400
Weighted average common shares outstanding subject to repurchase	(85)	(181)	(89)	(181)

Shares used in computing basic net income (loss) per share	20,737	16,252	18,600	16,219

Shares used in computation — diluted:
Weighted average common shares outstanding	20,737	16,252	18,600	16,219
Dilutive effect of common shares outstanding subject to repurchase	85	—	89	135
Dilutive effect of options outstanding	1,057	—	935	774

Shares used in computing dilutive net income (loss) per share	21,879	16,252	19,624	17,128

Net income (loss) per share — basic	$0.27	$(0.03)	$0.63	$0.08
Net income (loss) per share — dilutive	$0.25	$(0.03)	$0.59	$0.08
7. Related Party Transactions
     As part of the acquisition of Sieger, the Company leases a facility from an entity controlled by one of the Company’s executive officers. The Company incurred rent expense resulting from the lease of this facility of $59,600 for the three and nine months ended September 30, 2006.
     The wife of one of the Company’s executive is the sole owner of the Company’s primary travel agency. The Company incurred fees for travel-related services, including the cost of airplane tickets, of $63,000 and $203,000 for the three and nine months ended September 30, 2006, respectively, and $20,000 and $139,000 for the three and nine months ended September 30, 2005, respectively.
8. Commitments and Contingencies
     At September 30, 2006, the Company had purchase commitments totaling $56.7 million that related primarily to the purchase of inventory.
     On September 2, 2005, the Company filed suit in the federal court for the Northern District of California against Celerity, Inc., or Celerity, seeking a declaratory judgment that our new substrate technology does not infringe certain of Celerity’s patents and/or that Celerity’s patents are invalid. On September 13, 2005, Celerity filed suit in the federal court of Delaware alleging that the Company has infringed seven patents by developing and marketing products that use Celerity’s fluid distribution technology. The Delaware litigation was transferred to the Northern District of California on October 19, 2005 and consolidated with our previously filed declaratory judgment action on December 12, 2005. The parties are currently in expert and non-expert discovery. The complaint by Celerity seeks injunction against future infringement of its patents and compensatory and treble damages. The Company believes that the claims made by Celerity are without merit and intends to defend the lawsuit vigorously.

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
     Ultra Clean Holdings, Inc. was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Services, Inc. Ultra Clean Technology Systems and Service, Inc. was founded in 1991 by Mitsubishi Corporation and was operated as a subsidiary of Mitsubishi until November 2002, when it was acquired by Ultra Clean Holdings, Inc. Ultra Clean Holdings, Inc. became a publicly traded company in March 2004. In June 2006, we completed the acquisition of Sieger Engineering, Inc., a California corporation (“Sieger”). The total purchase price was approximately $50.6 million, net of acquisition costs of $1.2 million, and was comprised of cash consideration of $30.5 million and stock of $20.1 million. UCT Sieger is a supplier of chemical mechanical planarization modules and other subsystems to the semiconductor and flat panel capital equipment industries. We anticipate that the acquisition may enhance our strategic position as a semiconductor equipment subsystem supplier. We conduct our operating activities primarily through our three wholly-owned subsidiaries, Ultra Clean Technology Systems and Service, Inc., Ultra Clean Technology (Shanghai) Co., LTD and UCT Sieger.
Financial Highlights
     Our operating results for the three and nine months ended September 30, 2006 reflect a recovery in the semiconductor capital equipment industry. Sales for the third quarter of 2006 were $104.1 million, an increase of $35.6 million, or 52%, from the second quarter of 2006. Gross profit in the third quarter of 2006 also increased to $15.4 million, or 14.8% of sales, from $10.7 million, or

15.6% of sales, in the second quarter of 2006. Total operating expenses in the third quarter of 2006 increased to $7.3 million, or 7.1% of sales, from $5.5 million, or 8.0% of net sales, in the second quarter of 2006. Net income during the third quarter of 2006 increased to $5.6 million from $4.0 million in the second quarter of 2006 as a result of increased sales and gross margins experienced during the quarter, partially offset by higher operating expenses. Our results for the periods ended September 30, 2006 include the operations of UCT Sieger from the date of acquisition.
Results of Operations
     For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in our quarterly report.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.2%	90.7%	85.1%	86.4%

Gross profit	14.8%	9.3%	14.9%	13.6%

Operating expenses:
Research and development	0.8%	1.8%	0.9%	1.8%
Sales and marketing	1.2%	2.7%	1.4%	2.3%
General and administrative	5.1%	8.2%	5.2%	7.7%

Total operating expenses	7.1%	12.7%	7.5%	11.8%

Income (loss) from operations	7.7%	(3.4%)	7.4%	1.8%
Interest and other income (expense), net	(0.6%)	0.1%	(0.5)%	0.1%

Income (loss) before income taxes	7.1%	(3.3%)	6.9%	1.9%
Income tax provision (benefit)	1.8%	(1.2%)	1.8%	0.6%

Net income (loss)	5.3%	(2.1%)	5.1%	1.3%

Net Sales
     Net sales in the third quarter of 2006 increased 278% to a record high $104.1 million from $27.5 million in the third quarter of 2005 and increased 52% from $68.5 million in the second quarter of 2006. Approximately 79.3% of the increase from the second quarter of 2006 is the result of incremental revenue derived from the acquisition of UCT Sieger and the balance of the increase is attributable to demand. The increase from the second quarter of 2006 is primarily the result of incremental revenue derived from the acquisition of UCT Sieger and, to a lesser extent, increased demand. Net sales in the third quarter of 2006 of non-gas panel assemblies increased to $16.2 million from $2.4 million in the third quarter of 2005, reflecting continued market penetration outside our traditional gas-panel business. Net sales for the nine months ended September 30, 2006 increased 111% to $229.7 million from $108.8 million in the nine months ended September 30, 2005, reflecting continued strong market demand for semiconductor equipment and incremental revenue derived from the acquisition of UCT Sieger. We expect sequential revenues to remain relatively flat or increase slightly over the remainder of the year.
     Historically, a relatively small number of OEM customers have accounted for a significant portion of our sales. In the three and nine months ended September 30, 2006 and 2005, respectively, three customers each accounted for 10% or more of our total sales: Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. As a group these three customers accounted for 83% and 87% of the Company’s sales for the three and nine months ended September 30, 2006, respectively, and 90% of the Company’s sales for the three and nine months ended September 30, 2005, respectively.
Gross Profit
     Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation associated with the design and manufacture of products sold. Gross profit for the third quarter of 2006 increased to $15.4 million, or 14.8% of net sales, from $2.6 million, or 9.3% of net sales, in the third quarter of 2005 and increased 43.9% from $10.7 million reported in the second quarter of 2006. Gross profit for the nine months ended September 30, 2006 increased $19.5 million to $34.3 million, or 14.9% of net sales, from $14.8 million, or 13.6% of net sales, in the nine months ended September 30, 2005. The increase in gross profit in dollars year over year is due primarily to higher sales volume discussed above. The increase quarter on quarter is primarily due to the addition of UCT Sieger. We expect gross margins to increase slightly from the third quarter of 2006 as we continue to generate a larger percentage of our gross margins from the Shanghai facility.

Research and Development Expense
     Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the third quarter of 2006 was $0.8 million, or 0.8% of net sales, compared with $0.5 million, or 1.8% of net sales, for the third quarter of 2005. Research and development expense for the nine months ended September 30, 2006 was $2.1 million, or 0.9% of net sales, compared with $1.9 million, or 1.8% of net sales, in the nine months ended September 30, 2006. We expect research and development expenses to remain relatively flat during the balance of fiscal year 2006.
Sales and Marketing Expense
     Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the third quarter of 2006 was $1.2 million, or 1.2% of net sales, compared with $0.7 million, or 2.7% of net sales, in the third quarter of 2005. Sales and marketing expense for the nine months ended September 30, 2006 increased $0.8 million to $3.3 million, or 1.4% of net sales, from $2.5 million, or 2.3% of net sales, in the nine months ended September 30, 2005. The increase in dollars was due primarily to an increase in headcount from 16 in the third quarter of 2005 to 27 in the third quarter of 2006 to support the additional sales activity.
General and Administrative Expense
     General and administrative expense consists primarily of salaries and overhead associated with our administrative staff and professional fees. General and administrative expense for the third quarter of 2006 was $5.3 million, or 5.1% of net sales, compared with $2.3 million, or 8.2% of net sales, in the third quarter of 2005. General and administrative expense for the nine months ended September 30, 2006 increased $3.3 million to $11.8 million, or 5.1% of net sales, from $8.5 million, or 7.7% of net sales, in the nine months ended September 30, 2005. The increase is due primarily to an increase in headcount from 40 in September 2005 to 79 in September 2006 due in part to the addition of UCT Sieger and higher levels of accounting and consulting costs in connection with Sarbanes-Oxley 404 compliance requirements.
Interest and Other Income (Expense), net
     Interest and other income (expense), net for the third quarter of 2006 was $(0.6) million or 0.6% of net sales, compared with less than $0.1 million, or less than 0.1% of net sales, in the third quarter of 2005. Interest and other income (expense), net for the nine months ended September 30, 2006 moved unfavorably from less than $0.1 million income, or 0.1% of net sales, to $1.1 million expense, or 0.5% of sales, in the nine months ended September 30, 2005. The increase in interest and other income (expense), net for the nine months ended September 30, 2006 over the comparable prior period is due to $0.5 million in charges related to legal, accounting and other registration fees associated with the secondary component of our equity offering which closed in March 2006 and interest costs associated with borrowings to support the Sieger acquisition.
Income Tax Provision
     Our effective tax rates for the third quarter of 2006 and 2005 were 25.2% and 36.6%, respectively. Our effective tax rates for the nine months ended September 30, 2006 and 2005 were 26.6% and 33.5%, respectively. The decreased rate in 2006 reflects primarily a change in the geographic mix of worldwide earnings and financial results for fiscal year 2006 compared with fiscal year 2005 as a higher portion of our income is being generated from our Shanghai subsidiary.
Liquidity and Capital Resources
     As of September 30, 2006, we had cash and cash equivalents of $18.9 million compared to $10.7 million as of December 31, 2005.
     Net cash used in operating activities for the nine months ended September 30, 2006 increased to $1.7 million from $0.7 million provided by operating activities in the comparable period of fiscal 2005. The increase is due primarily to higher working capital needs required to support higher levels of sales activity and volume associated with UCT Sieger. We used $16.0 million of cash for inventory purchases and $14.5 million to support accounts receivable. These amounts were partially offset by higher levels of payables of $13.0 million in accounts payable and $1.1 million in accrued compensation and related benefits.

     Net cash used in investing activities for the nine months ended September 30, 2006 increased to $31.1 million from $0.6 million in the comparable period of fiscal 2005. The increase was due primarily to our acquisition of Sieger and higher levels of equipment purchases relating to domestic cleanroom expansion activities .
     Net cash provided by financing activities for the nine months ended September 30, 2006 increased to $41.0 million from $2.6 million in the comparable period of fiscal 2005. The increase was due primarily to bank borrowings and stock issued in connection with our acquisition of Sieger.
     In connection with our acquisition of Sieger in the second quarter of 2006, we entered into a borrowing arrangement and an equipment loan. The loan and security agreement (“Loan Agreement”) provides senior secured credit facilities in an aggregate principal amount of up to $32.5 million, consisting of a $25 million revolving line of credit ($10 million of which may be used for the issuance of letters of credit) and a $7.5 million term loan. The aggregate amount of the credit facilities is also subject to a borrowing base equal to 80% of eligible accounts receivable and is secured by substantially all of our assets. Each of the credit facilities will expire on June 29, 2009 and contains certain financial covenants, including minimum profitability and liquidity ratios. In addition, the term loan is subject to monthly amortization payments in 36 equal installments. Interest on outstanding loans under the revolving credit facility ranged from 7.7% to 8.3% as of September 30, 2006. The equipment loan is a 5-year, $5 million loan that is secured by certain equipment. Interest on the equipment loan was 7.29% as of September 30, 2006. The balances owing on the Loan Agreement and equipment loan at September 30, 2006 were $27.1 million and $4.7 million, respectively.
     During the first quarter of 2005, we entered into a loan and security agreement providing for a borrowing facility of up to $3.0 million with a bank in China. The borrowing facility is secured by a standby letter of credit issued under our Loan Agreement. The interest rate on borrowings under the facility ranges from 6.3% to 6.4% per annum. As of September 30, 2006, the balance outstanding under the facility was $1.6 million, a portion of which was repayable in Renminbi.
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

	Remainder	Year ending December 31,
	of 2006	2007	2008	2009	2010	2011	Total
Purchase obligations	$56,684	—	—	—	—	—	$56,684
Capital lease obligations	47	55	24	4	—	—	130
Operating lease obligations*	606	2,083	1,255	865	39	—	4,848
Bank borrowing arrangements	1,046	3,397	3,465	23,888	1,116	491	33,403

Total	$58,383	$5,535	$4,744	$24,757	$1,155	$491	$95,065

*	Operating lease obligations reflects the fact that (1) the lease for our headquarters facility in Menlo Park, California expires on December 31, 2007 and may not be terminated by our landlord upon less than nine months prior written notice; (2) the lease for our manufacturing facility in Portland, Oregon expires on November 7, 2007 and (3) one of the leases for our manufacturing facility in South San Francisco, California expires on May 31, 2007. We expect to renew our Menlo Park, Portland and South San Francisco leases prior to expiration or lease other facilities. Operating lease expense set forth above may increase upon renewal of these leases.

Critical Accounting Policies, Significant Judgments and Estimates
     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure at the date of our financial statements. Estimates and judgments are reviewed on an on-going basis, including those related to sales, inventories, intangible assets, stock compensation and income taxes. The estimates and judgments are based on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We consider certain accounting policies related to the purchase accounting for the Sieger acquisition, revenue recognition, inventory valuation, accounting for income taxes, valuation of intangible assets and goodwill and equity incentives to employees to be critical policies due to the estimates and judgments involved in each. A further discussion can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2006.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will adopt SFAS No. 157 as required. We are currently evaluating the impact of SFAS 157 on our condensed consolidated financial statements.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We do not expect that the adoption of SAB 108 will have a material impact on our condensed consolidated financial statements.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective as of the beginning of the our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on the condensed consolidated financial statements.
     In June 2006, the FASB issued Emerging Issues Tax Force (“EITF”) Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” (“EITF 06-3”). EITF 06-3 requires disclosure of accounting policy regarding the gross or net presentation of point-of-sales taxes such as sales tax and value-added tax. If taxes included in gross revenues are significant, the amount of such taxes for each period for which an income statement is presented should also be disclosed. EITF 06-3 will be effective for the first annual or interim reporting period after December 15, 2006. We do not expect that the adoption of EITF 06-3 will have a material impact on our condensed consolidated financial statements.
     On January 1, 2006 we implemented the provisions of SFAS No. 123(R), “Share-Based Payments” (“SFAS 123(R)”), using the modified prospective transition method. SFAS 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. Using the modified prospective transition method of adopting SFAS 123(R), we began recognizing compensation expense for equity-based awards granted after January 1, 2006 plus unvested awards granted prior to January 1, 2006. Under this method of implementation, no restatement of prior periods has been made.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. We adopted the provisions of SFAS 151 on January 1, 2006 and the adoption did not have a material effect on our condensed consolidated results of operations or financial position.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates or equity prices. During the first quarter of fiscal 2005, we entered into a loan and security agreement providing for revolver loans of up to $3.0 million with a bank in China. One of the two revolver loans outstanding as of September 30, 2006 is denominated in Chinese Yuan and is secured by a standby letter of credit issued under our Loan Agreement described above in Liquidity and Capital Resources. Interest on the two revolver loans ranges between 6.3% and 6.4% per annum. Interest is payable quarterly and principal is payable within 12 months of borrowing. As of September 30, 2006, the balance outstanding under the two revolver loans was $1.6 million. If we enter into future borrowing arrangements, we may seek to manage our exposure to interest rate changes by using a mix of debt maturities and variable- and fixed-rate debt, together with interest rate swaps where appropriate, to fix or lower our borrowing costs. We do not make material sales in currencies other than the United States Dollar or have material purchase obligations outside of the United States, except in China where we have purchase commitments totaling $4.4 million in United States Dollar equivalents at September 30, 2006. We have performed a sensitivity analysis assuming a hypothetical 10-percent movement in foreign currency exchange rates and interest rates applied to the underlying exposures described above. As of September 30, 2006, the analysis indicated that such market movements would not have a material effect on our business, financial condition or results of operations. Although we do not anticipate any significant fluctuations, there can be no assurance that foreign currency exchange risk will not have a material impact on our financial position, results of operations or cash flow in the future.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On September 2, 2005, we filed suit in the federal court for the Northern District of California against Celerity, Inc., or Celerity, seeking a declaratory judgment that our new substrate technology does not infringe certain of Celerity’s patents and/or that Celerity’s patents are invalid. On September 13, 2005, Celerity filed suit in the federal court of Delaware alleging that the Company has infringed seven patents by developing and marketing products that use Celerity’s fluid distribution technology. The Delaware litigation was transferred to the Northern District of California on October 19, 2005 and consolidated with our previously filed declaratory judgment action on December 12, 2005. We are currently in expert and non-expert discovery. The complaint by Celerity seeks injunction against future infringement of its patents and compensatory and treble damages. We believe that claims made by Celerity are without merit and intend to defend the lawsuit vigorously.
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
     A relatively small number of OEM customers has historically accounted for a significant portion of our sales, and we expect this trend to continue. Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. as a group accounted for 89% of our sales in 2005, 93% of our sales in 2004 and 92% of our sales in 2003. Because of the small number of OEMs in our industry, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers. Consolidation among our customers or a decision by any one or more of our customers to outsource all or most manufacturing and assembly work to a single equipment manufacturer may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a small number of customers.
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
     We have a significant amount of outstanding indebtedness. At September 30, 2006, our long-term debt was $28.4 million and our short-term debt was $5.0 million, for an aggregate total of $33.4 million. Our $32.5 million loan agreement requires compliance with certain financial covenants, including a leverage and fixed charge coverage target and a requirement that we maintain $5.0 million of unrestricted cash and cash equivalents during the term. The covenants contained in our line of credit with the bank also restrict our ability to take certain actions, including our ability to:
•	incur additional indebtedness;

•	pay dividends and make distributions in respect of our capital stock;

•	redeem capital stock;

•	make investments or other restricted payments outside the ordinary course of business;

•	engage in transactions with shareholders and affiliates;

•	create liens;

•	sell or otherwise dispose of assets;

•	make payments on our debt, other than in the ordinary course, and

•	engage in mergers and acquisitions.
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
We may not be able to integrate efficiently the operations of UCT Sieger.
     We have made, and may continue to make, additional acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. If we are to realize the anticipated benefits of past and future acquisitions or investments, the operations of these companies must be integrated and combined efficiently with our own. The process of integrating supply and distribution channels, computer and accounting systems, and other aspects of operations, while managing a larger entity, will continue to present a significant challenge to our management. In addition, it is not certain that we will be able to incorporate different financial and reporting controls, processes, systems and technologies into our existing business environment. The difficulties of integration may increase because of the necessity of combining personnel with varied business backgrounds and combining different corporate cultures and objectives. We may incur substantial costs associated with these activities and we may suffer other material adverse effects from these integration efforts which could materially reduce our earnings, even over the long-term. We may not succeed with the integration process and we may not fully realize the anticipated benefits of the business combinations. The dedication of management resources to such integration or divestitures may detract attention from the day-to-day business, and we may need to hire additional management personnel to manage our acquisitions successfully.

We have identified deficiencies in the internal controls of Sieger that existed prior to our acquisition of Sieger, and the identification of any deficiencies in the future could affect our ability to ensure timely and reliable financial reports.
     We have identified deficiencies in the internal controls of Sieger that existed prior to our acquisition of Sieger. We are in the process of implementing changes to strengthen the internal controls of UCT Sieger. However, additional measures may be necessary, and these measures, along with other measures we expect to take to improve the internal controls of UCT Sieger, may not be sufficient to address the issues identified by us or ensure that the internal controls of UCT Sieger are effective. Due to the timing of the acquisition, we have determined that the operations of UCT Sieger will be excluded from our 404 attestation process at December 31, 2006.
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
     We have received a claim of infringement from Celerity, Inc. that is currently pending, and we may receive notices of other such claims in the future. In addition, we may be unaware of intellectual property rights of others that may be applicable to our products. Any litigation regarding patents or other intellectual property could be costly and time-consuming and divert our management and key personnel from our business operations, any of which could have a material adverse effect on our business and results of operations. The complexity of the technology involved in our products and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement may also require us to enter into costly license agreements. However, we may not be able to obtain licenses on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against the development, manufacture and sale of certain of our products if any such claims prove successful. See “Item 1—Legal Proceedings” in Part II.

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
     The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As of December 31, 2006 we will be classified as an Accelerated Filer, as defined in Exchange Act Rule 12-b-2 as of the end of the second quarter of fiscal 2006. As a result, our auditors will likely be required to audit and report on the effectiveness of our internal controls over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2006. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and operating results. Any failure by us to maintain adequate controls or to adequately implement new controls could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could adversely affect the trading price of our common stock. In addition, we might need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we might not be able to do so in a timely fashion. We will also experience additional costs, especially in 2006, as we complete documentation of our internal control procedures in anticipation of our Section 404 compliance and we will be required to report results in our Form 10-K and 10-Q in an abbreviated timeframe.
Risks related to the securities markets and ownership of our common stock
Future sales of our common stock by our significant stockholders could depress our stock price.
     Sales of substantial amounts of our common stock by our significant stockholders or the perception that these sales might occur, may depress prevailing market prices of our common stock. The shares owned by FP-Ultra Clean, L.L.C. and by the former stockholders of Sieger are governed by an agreement with us that provides them certain demand and piggyback registration rights.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
We held our Annual Meeting of Stockholders on June 8. 2006. At the meeting, our stockholders voted on the following two proposals and cast their votes as follows to approve such proposals:
Proposal 1: The stockholders elected each of the following persons as a director to hold office until our 2007 Annual Meeting of Stockholders or until such director’s earlier retirement, resignation or removal,

Director’s Name	Votes For	Votes Withheld
Brian R. Bachman	10,710,219	256,168
Susan H. Billat	10,793,372	173,015
Dipanjan Deb	8,181,564	2,784,823
Kevin C. Eichler	10,793,372	173,015
Clarence L. Granger	10,448,834	517,553
David T. ibnAle	8,168,539	2,797,848
Thomas M. Rohrs	10,801,534	164,853
Proposal 2: Stockholders ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2006 with 10,434,664 affirmative votes, 525,153 negative votes and 6,570 votes abstaining.
Item 5. Other Information
None.
Item 6. Exhibits
     (a) Exhibits
          The following exhibits are filed with this current Report on Form 10-Q for the quarter ended September 30, 2006:

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

ULTRA CLEAN HOLDINGS, INC.
(Registrant)

November 14, 2006	By:	/s/ Clarence L. Granger

	Name:	Clarence L. Granger
	Title:	Chief Executive Officer (Principal Executive Officer)

November 14, 2006	By:	/s/ Jack Sexton

	Name:	Jack Sexton
	Title	Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.