Form 10-K
period 2006-12-31
ULTRA CLEAN HOLDINGS INC
filed 2007-03-29
CIK 1275014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-50646

Ultra Clean Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	61-1430858 (IRS Employer Identification No.)

150 Independence Drive Menlo Park, California (Address of principal executive offices)	94025-1136 (Zip Code)

Registrant’s telephone number, including area code:
(650) 323-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	The NASDAQ Global Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

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
Large accelerated filer ☐      Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 30, 2006, as reported on the NASDAQ Global Market, was approximately $121.0 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

Number of shares of the registrant’s common stock outstanding as of February 28, 2007: 21,174,510

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2007 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

This Annual Report on Form 10-K contains forward-looking statements regarding future events and our future results. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following: projections of our financial performance, our anticipated growth and trends in our business, levels of capital expenditures, the adequacy of our capital resources to fund operations and growth, our ability to compete effectively with our competitors, our strategies and ability to protect our intellectual property, future acquisitions, customer demand, our manufacturing and procurement process, employee matters, supplier relations, foreign operations (including our operations in China), the legal and regulatory backdrop (including environmental regulation), our exposure to market risks and other characterizations of future events or circumstances described in this Annual Report. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Item 1.	Business

Overview

We are a leading developer and supplier of critical subsystems, primarily for the semiconductor capital equipment industry. We develop, design, prototype, engineer, manufacture and test subsystems which are highly specialized and tailored to specific steps in the semiconductor manufacturing process. Currently, our revenue is derived primarily from the sale of Gas Delivery Systems. We have recently increased our revenue from the sale of other non-gas delivery subsystems (Other Critical Subsystems) including chemical mechanical planarization (CMP) sub-systems, chemical delivery modules, top-plate assemblies, frame assemblies and process modules. Revenue from Other Critical Subsystems was 31.9% of annual revenue in 2006 compared with 7.8% of annual revenue in 2005. Due to the recent acquisition of Sieger Engineering, Inc., a California corporation (“Sieger”), in June 2006, we believe the results of our most recently completed quarter are the most indicative period for understanding the realignment and evolution of our revenue base. In the fourth quarter of 2006, revenue from Sieger and revenue from Other Critical Subsystems other than Sieger represented 24.8% and 19.3%, respectively or 44.1% on a combined basis. In the fourth quarter of 2005, revenue from Sieger and revenue from Other Critical Subsystems other than Sieger represented 0.0% and 11.4%, respectively.

Our primary customers are semiconductor equipment manufacturers. We provide our customers complete subsystem solutions that combine our expertise in design, test, component characterization and highly flexible manufacturing operations with quality control and financial stability. This combination helps us to drive down total manufacturing costs, reduce design-to-delivery cycle times and maintain high quality standards for our customers. We believe these characteristics, as well as our standing as a leading supplier of Gas Delivery Systems and Other Critical Subsystems, place us in a strong position to benefit from the growing demand for subsystem outsourcing.

We had sales of $337.2 million, $147.5 million and $184.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Our three largest customers in 2006 were Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. To date, we have shipped substantially all of our products to customers in the United States. Our international sales represented 4.9%, 5.5% and 3.2% of sales for the years ended December 31, 2006, 2005 and 2004, respectively. We conduct our operating activities primarily through our three wholly owned subsidiaries, Ultra Clean Technology Systems and Service, Inc., UCT-Sieger Engineering LLC, and Ultra Clean Technology (Shanghai) Co., LTD.

Ultra Clean Holdings, Inc. was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Services, Inc. Ultra Clean Technology Systems and Service, Inc. was founded in 1991 by Mitsubishi Corporation and was operated as a subsidiary of Mitsubishi until November 2002, when it was acquired by Ultra Clean Holdings, Inc. Ultra Clean Holdings, Inc. became a publicly traded company in March 2004. In June 2006, we completed the acquisition of Sieger through our wholly owned subsidiary UCT-Sieger

Engineering LLC (“UCT-Sieger”). The total purchase price was approximately $53.5 million and was comprised of cash consideration of $32.4 million, including acquisition costs of $1.4 million, and stock consideration of $21.1 million. Our subsidiary, UCT-Sieger, is a supplier of CMP modules and Other Critical Subsystems to the semiconductor, solar and flat panel capital equipment industries. We believe that the acquisition has enhanced our strategic position as a semiconductor equipment subsystem supplier.

Our Solution

We are a leading developer and supplier of critical subsystems primarily for the semiconductor capital equipment industry. Our products enable our original equipment manufacturer (OEM) customers to realize lower manufacturing costs and reduced design-to-delivery cycle times while maintaining quality. We offer our customers:

An integrated outsourced solution for Gas Delivery Systems and Other Critical Subsystems.  We provide our OEM customers a complete outsourced solution for the development, design, prototyping, engineering, manufacturing and testing of advanced Gas Delivery Systems. We also provide outsourced solutions for Other Critical Subsystems including CMP modules, chemical delivery modules, top-plate assemblies, frame assemblies and process modules. We combine highly specialized engineering and manufacturing capabilities to produce high performance products that are customized to meet the needs of our customers, as well as their respective end users. We manage supply chain logistics in an effort to reduce the overall number of suppliers and inventory levels that our customers would otherwise be required to manage. We also believe we are often in a position to negotiate reduced component prices due to our large volume orders.

Improved design-to-delivery cycle times.  Our strong relationships with our customers and intimate familiarity with their products and requirements help us reduce design-to-delivery cycle times for Gas Delivery Systems or Other Critical Subsystems. We have optimized our supply chain management, design and manufacturing coordination and controls to respond rapidly to order requests, enabling us to decrease design-to-delivery cycle times for our customers.

Component neutral design and manufacturing.  We do not manufacture any of the components within our Gas Delivery Systems and Other Critical Subsystems ourselves. Our component neutral position enables us to recommend components on the basis of technology, performance and cost and to optimize our customers’ overall designs based on these criteria. Furthermore, our neutral approach allows us to maintain close relationships with a wide range of component suppliers.

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

Precision machining capabilities.  We manufacture high quality, precision machined parts using state of the art equipment capable of efficiently providing complex parts with exacting tolerance. Our diverse precision fabrication equipment enables us to manufacture a broad range of machined parts using a broad range of materials, from exotic metals to basic plastics. Our manufacturing capabilities include horizontal and vertical milling, turning and welding.

Our Strategy

Our objective is to maintain our position as a leading developer and supplier of Gas Delivery Systems and become a leading developer and supplier of Other Critical Subsystems, primarily for the semiconductor capital equipment, flat panel and solar industries. As additional opportunities present themselves, we intend to increase our presence in other high-growth industries, including the medical device industry. Our strategy is comprised of the following key elements:

Continue to expand our market share with OEMs.  We believe that the increase in outsourcing among OEMs creates a significant market opportunity for us to grow our business with existing and new customers. We believe that our continued focus on efficient manufacturing, reduced design-to-delivery cycle times and quality and reliability will also allow us to gain market share.

Leverage our expanding geographic presence in lower cost manufacturing regions.  In March 2005, we completed construction of a manufacturing facility in Shanghai, China, allowing us to expand production in a low cost region. In February 2007, we began expanding our presence in China by leasing a second facility to house our precision machined parts and subsystem assembly operations. These facilities put us in close proximity to the manufacturing facilities of potential customers and their end users.

Drive profitable growth with our flexible cost structure.  We implement cost containment and capacity enhancement initiatives throughout the semiconductor capital equipment demand cycle and benefit greatly from our supply chain efficiencies. In addition, we believe our Shanghai facilities position us to respond effectively to future business demands.

Continue to selectively pursue strategic acquisitions.  On June 29, 2006, with the Sieger acquisition, we:

•	Increased our presence in the subsystem market, adding CMP to our addressable market;

•	Expanded existing key customer relationships and added strategic new customers;

•	Increased our size and scope;

•	Increased the operating leverage derived from our existing presence in China; and,

•	Acquired a company which benefited our earnings per share.

We may choose to further accelerate the growth of our business by selectively pursuing additional new strategic acquisitions. We will continue to consider acquisitions that will enable us to expand our geographic presence, secure new customers and diversify into complementary products and markets as well as broaden our technological capabilities in semiconductor capital equipment manufacturing.

Products

We develop, design, prototype, engineer, manufacture and test subsystems, primarily for the semiconductor capital equipment industry. A majority of our products consist of Gas Delivery Systems that enable the precise delivery of numerous specialty gases used in a majority of the key steps in the semiconductor manufacturing process, including deposition, etch, cleaning and annealing. Our Gas Delivery Systems control the flow, pressure, sequencing and mixing of specialty gases into and out of the reaction chambers of semiconductor manufacturing tools. Our products also include Other Critical Subsystems, including chemical mechanical planarization modules, chemical delivery modules, top-plate assemblies, frame assemblies and process modules.

Gas Delivery Systems:  A typical Gas Delivery System consists of one or more gas lines, comprised of several filters, mass flow controllers, regulators, pressure transducers and valves, associated interconnect tubing and an integrated electronic and/or pneumatic control system. These systems are mounted on a pallet and are typically enclosed in a sheet metal encasing. Our Gas Delivery System designs are developed in collaboration with our customers and are customized to meet the needs of specific OEMs. We do not sell standard systems. Our customers either specify the particular brands of components they want incorporated into a particular system or rely on our design expertise and component characterization capabilities to help them select the appropriate components for their particular system.

Chemical mechanical planarization (CMP) electro-mechanical subsystems:  CMP is a process used to polish off high spots on wafers or films deposited on wafers. CMP equipment represents the front end “polishing” step in semiconductor manufacturing. We produce over 40 different CMP subsystem modules for one of our largest customers.

Chemical delivery modules:  Chemical delivery modules deliver gases and reactive chemicals from a centralized subsystem to the reaction chamber and may include Gas Delivery Systems, as well as liquid and vapor delivery systems.

Top-plate assemblies:  Top-plate assemblies form the top portion of the reaction chamber within which gases controlled by our Gas Delivery Systems react to form thin films or etch films on the wafer.

Frame assemblies:  Frame assemblies are steel tubing that form the support structure to which all other assemblies are attached and include pneumatic harnesses and cables that connect Other Critical Subsystems together.

Process modules:  Process modules refer to the larger subsystems of semiconductor manufacturing tools that process integrated circuits onto wafers. Process modules include several smaller subsystems such as the frame assembly, top-plate assembly and gas and chemical delivery modules, as well as the chamber and electronic, pneumatic and mechanical subsystems.

Customers

We sell our products to semiconductor capital equipment manufacturers. This industry is highly concentrated and we are therefore highly dependent upon a small number of customers. Our three largest customers in 2006 were Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. and each accounted for more than 10% of our total sales in 2006. As a percentage of total revenue, sales to our three largest customers were 86%, 89% and 93% for the years ended December 31, 2006, 2005 and 2004, respectively. In addition to reinforcing and expanding our relationship with all of our existing customers, the Sieger acquisition brought with it a supply relationship with a number of new, potentially significant customers.

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

Sales and Support

We sell our products through our direct sales force which, as of December 31, 2006, consisted of a total of 30 sales directors, account managers and sales support staff. Our sales directors are responsible for establishing sales strategy and setting the objectives for specific customer accounts. Each account manager is dedicated to a specific customer account and is responsible for the day-to-day management of that customer. Account managers work closely with customers and in many cases provide on-site support. Account managers often attend customers’ internal meetings related to production and engineering design and quality to ensure that customer expectations are interpreted and communicated properly to our operations group. Account managers also work with our customers to identify and meet their cost and design-to-delivery cycle time objectives.

We have dedicated account managers responsible for new business development for Gas Delivery Systems and Other Critical Subsystems. Our new business development account managers initiate and develop long-term, multilevel relationships with customers and work closely with customers on new business opportunities throughout the design-to-delivery cycle. Our sales force includes technical sales support for order placement, spare parts quotes and production status updates. We have a technical sales representative located at each of our manufacturing facilities. In addition, we have developed a service and support infrastructure to provide our customers with service and support 24 hours a day, seven days a week. Our dedicated field service engineers provide customer support through the performance of on-site installation, servicing and repair of our subsystems.

Technology Development

We engage in ongoing technology development efforts in order to remain a technology leader for Gas Delivery Systems and to further develop our expertise in Other Critical Subsystems. We have a technology development group which, as of December 31, 2006, consisted of six individuals, two of whom hold doctoral degrees. In addition, our design engineering and new product engineering groups support our technology development activities. Our technology development group works closely with our customers to identify and anticipate changes and trends in next-generation semiconductor manufacturing equipment. Our technology development group participates in customer technology partnership programs that focus on process application requirements for Gas Delivery Systems and Other Critical Subsystems. These development efforts are designed to meet specific customer requirements in the areas of subsystem design, materials, component selection and functionality. Our technology development group also works directly with our suppliers to help them identify new component technologies and make necessary changes in, and enhancements to, the components that we integrate into our products. Our analytical and testing capabilities enable us to evaluate multiple supplier component technologies and provide customers with a wide range of appropriate component and design choices for their Gas Delivery Systems and Other Critical Subsystems. Our analytical and testing capabilities also help us anticipate technological changes and the requirements in component features for next-generation Gas Delivery Systems and Other Critical Subsystems. We are also developing additional features to improve the performance and functionality of our Gas Delivery Systems and Other Critical Subsystems. Our technology development and new product engineering expenses were approximately $3.1 million, $2.4 million and $2.4 million for 2006, 2005 and 2004, respectively. We perform our technology development activities principally at our facilities in Menlo Park, California.

Intellectual Property

Our success depends in part on our ability to maintain and protect our proprietary technology and to conduct our business without infringing the proprietary rights of others. Our business is largely dependent upon our design, engineering, manufacturing and testing know-how. We also rely on a combination of trade secrets and confidentiality provisions, and to a much lesser extent, patents, copyrights and trademarks, to protect our proprietary rights. As of December 31, 2006, we had five issued United States patents, all of which expire in 2018, and we had six United States patent applications pending. None of our issued patents is material to our business. Intellectual property that we develop on behalf of our customers is generally owned exclusively by those customers.

We routinely require our employees, suppliers and potential business partners to enter into confidentiality and non-disclosure agreements before we disclose to them any sensitive or proprietary information regarding our products, technology or business plans. We require employees to assign to us proprietary information, inventions and other intellectual property they create, modify or improve.

Competition

Our industry is highly fragmented. When we compete for new business, we face competition from other suppliers of Gas Delivery Systems and Other Critical Subsystems as well as the internal manufacturing groups of OEMs. In addition, OEMs that have elected to outsource their Gas Delivery Systems and Other Critical Subsystems could elect in the future to develop and manufacture these subsystems internally, leading to further competition. Our principal competitors for our Gas Delivery Systems are Celerity Group, Inc., Integrated Flow Systems, LLC, Matheson Tri-Gas, Inc. and Wolfe Engineering, Inc., and our principal competitors for Other Critical Subsystems are Allegro MicroSystems, Inc., Flextronics International Ltd., Fox Semicon Integrated Tech Inc. and Sanmina-SCI Corporation. Some of these competitors have substantially greater financial, technical, manufacturing and marketing resources than we do. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that could adversely affect sales of our current and future products. In addition, the limited number of potential customers in our industry further intensifies competition. The primary competitive factors in our industry are price, technology, quality, design-to-delivery cycle time, reliability in meeting product demand, service and historical customer relationships. We anticipate that increased competitive pressures will cause intensified price-based competition and we may have to reduce the prices of our products. In addition, we expect to face new competitors as we enter new markets.

Employees

As of December 31, 2006, we had 1,005 employees, of which 198 were temporary. Of our total employees, there were 89 in engineering, 6 in technology development, 30 in sales and support, 467 in direct manufacturing, 345 in indirect manufacturing and 68 in executive and administrative functions. These figures include

134 employees in Shanghai, China. None of our employees is represented by a labor union and we have not experienced any work stoppages.

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

Executive Officers

Set forth below is information concerning our executive officers as of February 28, 2007:

Name	Age	Position

Clarence L. Granger	58	Chairman & Chief Executive Officer
Leonid Mezhvinsky	52	President
Jack Sexton	43	Vice President and Chief Financial Officer
Bruce Wier	58	Senior Vice President of Engineering
Deborah Hayward	45	Senior Vice President of Sales
Sowmya Krishnan, Ph.D.	38	Vice President of Technology and Chief Technology Officer

Clarence L. Granger has served as our Chairman & Chief Executive Officer since October 2006, as our Chief Executive Officer since November 2002, as Chief Operating Officer since March 1999 and as a member of our board of directors since May 2002. Mr. Granger served as our Executive Vice President and Chief Operating Officer from January 1998 to March 1999 and as our Executive Vice President of Operations from April 1996 to January 1998. Prior to joining Ultra Clean in April 1996, he served as Vice President of Media Operations for Seagate Technology from 1994 to 1996. Prior to that, Mr. Granger worked for HMT Technology as Chief Executive Officer from 1993 to 1994, as Chief Operating Officer from 1991 to 1993 and as President from 1989 to 1994. Prior to that, Mr. Granger worked for Xidex as Vice President and General Manager, Thin Film Disk Division, from 1988 to 1989, as Vice President, Santa Clara Oxide Disk Operations, from 1987 to 1988, as Vice President, U.S. Tape Operations, from 1986 to 1987 and as Director of Engineering from 1983 to 1986. Mr. Granger holds a master of science degree in industrial engineering from Stanford University and a bachelor of science degree in industrial engineering from the University of California at Berkeley.

Leonid Mezhvinsky has served as our President since June 2006 following our acquisition of Sieger Engineering, Inc. He has more than two decades of management experience and in depth knowledge of machine shop, electro mechanical assemblies and system integration utilized in semiconductor, medical and biotech OEM products. Prior to joining Ultra Clean, Mr. Mezhvinsky was President and Chief Executive Officer of Sieger Engineering, Inc. which he joined in 1982. Mr. Mezhvinsky holds the equivalent of a Bachelors of Science in Industrial Automation from College of Industrial Automation, Odessa, Ukraine.

Jack Sexton has served as our Vice President and Chief Financial Officer since May 2005. Before joining Ultra Clean, Mr. Sexton was Corporate Controller of Credence Systems Corporation, a manufacturer of test equipment and diagnostics and failure analysis products used for testing semiconductor integrated circuits. He was Controller and Chief Accounting Officer of NPTest from May 2002 until its sale to Credence in May 2004. Prior to NPTest, Mr. Sexton was Worldwide Controller for Schlumberger Resource Management Services, now Actaris Metering Systems. Mr. Sexton joined Schlumberger in 1990, prior to which he was a plant operations controller for Texas Instruments. Mr. Sexton holds two Bachelor of Science degrees, in finance and accounting from the Carroll School of Management at Boston College, where he graduated magna cum laude. He is also a Certified Public Accountant.

Bruce Wier has served as our Senior Vice President of Engineering since January 2007 and Vice President of Engineering since February 2000. Mr. Wier served as our Director of Design Engineering from July 1997 to February 2000. Prior to joining Ultra Clean in July 1997, Mr. Wier was the Engineering Manager for the Oxide Etch Business Unit at Lam Research from April 1993 to June 1997. Prior to that, Mr. Wier was the Senior Project Engineering Manager at Genus from May 1990 to April 1993, the Mechanical Engineering Manager at Varian Associates from November 1985 to May 1990, and the Principal Engineer/ Project Manager at Eaton Corporation from February 1981 to November 1985. Mr. Wier is also on the board of directors of, and is the Chief Financial Officer for, Acorn Travel, a travel company formed by his wife in 1999. Mr. Wier holds a bachelor of science degree cum laude in mechanical engineering from Syracuse University.

Deborah Hayward has served as our Senior Vice President of Sales since January 2007 and Vice President of Sales since October 2002. Ms. Hayward served as our Senior Sales Director from May 2001 to October 2002, as Sales Director from February 1998 to May 2001 and as a major account manager from October 1995 to February 1998. Prior to joining Ultra Clean in 1995, she was a customer service manager and account manager at Brooks Instruments from 1985 to 1995.

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

Item 1A.	Risk Factors

The highly cyclical nature of the semiconductor capital equipment industry and general economic slowdowns could harm our operating results.

Our business and operating results depend in significant part upon capital expenditures by manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors. Historically, the semiconductor industry has been highly cyclical, with recurring periods of over-supply of semiconductor products that have had a severe negative effect on the demand for capital equipment used to manufacture semiconductors. We have experienced and anticipate that we will continue to experience significant fluctuations in customer orders for our products. Our sales were $337.2 million in 2006, $147.5 million in 2005 and $184.2 million in 2004. Historically, semiconductor industry slowdowns have had, and future slowdowns may have, a material adverse effect on our operating results.

In addition, uncertainty regarding the growth rate of economies throughout the world has from time to time caused companies to reduce capital investment and may in the future cause reduction of such investments. These reductions have often been particularly severe in the semiconductor capital equipment industry.

We rely on a small number of customers for a significant portion of our sales, and any impairment of our relationships with these customers would adversely affect our business.

A relatively small number of OEM customers has historically accounted for a significant portion of our sales, and we expect this trend to continue. Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. as a group accounted for 86% of our sales in 2006, 89% of our sales in 2005 and 93% of our sales in 2004. Because of the small number of OEMs in our industry, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers. Consolidation among our customers or a decision by any one or more of our customers to outsource all or most manufacturing and assembly work to a single equipment manufacturer may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on an even smaller number of customers.

In addition, by virtue of our customers’ size and the significant portion of revenue that we derive from them, they are able to exert significant influence and pricing pressure in the negotiation of our commercial agreements and the conduct of our business with them. We may also be asked to accommodate customer requests that extend beyond the express terms of our agreements in order to maintain our relationships with our customers. If we are unable to retain and expand our business with these customers on favorable terms, our business and operating results will be adversely affected.

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

We have a significant amount of outstanding indebtedness. At December 31, 2006, our long-term debt was $27.4 million and our short-term debt was $4.2 million, for an aggregate total of $31.6 million. Our loan agreement requires compliance with certain financial covenants, including a leverage and fixed charge coverage target and a requirement that we maintain $5.0 million of unrestricted cash and cash equivalents during the term. The covenants contained in our line of credit with the bank also restrict our ability to take certain actions, including our ability to:

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

While we are currently in compliance with the financial covenants in our loan agreement, we cannot assure you that we will meet these financial covenants in subsequent periods. If we are unable to meet any covenants, we cannot assure you that the bank will grant waivers and amend the covenants, or that the bank will not terminate the agreement, preclude further borrowings or require us to repay any outstanding borrowings. As long as our indebtedness remains outstanding, the restrictive covenants could impair our ability to expand or pursue our business strategies or obtain additional funding. Forced prepayment of some or all of our indebtedness would reduce our available cash balances and have an adverse impact on our operating and financial performance.

We may not be able to integrate efficiently the operations of past and future acquired businesses.

We have made, and may in the future, consider making additional acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. For example, we acquired Sieger Engineering, Inc. in June 2006. If we are to realize the anticipated benefits of past and future acquisitions or investments, the operations of these companies must be integrated and combined efficiently with our own. The process of integrating supply and distribution channels, computer and accounting systems, and other aspects of operations, while managing a larger entity, will continue to present a significant challenge to our management. In addition, it is not certain that we will be able to incorporate different financial and reporting controls, processes, systems and technologies into our existing business environment. The difficulties of integration may increase because of the necessity of combining personnel with varied business backgrounds and combining different corporate cultures and objectives. We may assume substantial debt and incur substantial costs associated with these activities and we may suffer other material adverse effects from these integration efforts which could materially reduce our earnings, even over the long-term. We may not succeed with the integration process and we may not fully realize the anticipated benefits of the business combinations. The dedication of management resources to such integration or divestitures may detract attention from the day-to-day business, and we may need to hire additional management personnel to manage our acquisitions successfully.

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

We have identified deficiencies in the internal controls associated with Sieger. These deficiencies existed at the time of our acquisition of Sieger. We are in the process of implementing changes to strengthen the internal controls of UCT-Sieger. However, additional measures may be necessary. The measures we expect to take to improve the internal controls of UCT-Sieger may not be sufficient to address the issues identified by us or ensure that the internal controls of UCT-Sieger are effective. Due to the timing of the acquisition, we have excluded the operations of UCT-Sieger from our Section 404 of Sarbanes-Oxley Act of 2002 (“SOX 404”) attestation process at December 31, 2006. However, we will include UCT-Sieger in our SOX 404 attestation process at December 31, 2007 and there can be no assurance that these deficiencies will be sufficiently remediated by that time.

We have established, and intend to expand, our operations in China, which exposes us to risks associated with operating in a foreign country.

We are exposed to political, economic, legal and other risks associated with operating in China, including:

•	foreign currency exchange fluctuations;

•	political, civil and economic instability;

•	tariffs and other barriers;

•	timing and availability of export licenses;

•	disruptions to our and our customers’ operations due to the outbreak of communicable diseases, such as SARS and avian flu;

•	disruptions in operations due to the weakness of China’s domestic infrastructure, including transportation and energy;

•	difficulties in developing relationships with local suppliers;

•	difficulties in attracting new international customers;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing a distant international subsidiary and branch operations;

•	the burden of complying with foreign and international laws and treaties;

•	difficulty in transferring funds to other geographic locations; and

•	potentially adverse tax consequences.

Over the past several years the Chinese government has pursued economic reform policies, including the encouragement of private economic activity and greater economic decentralization, the Chinese government may not continue these policies or may significantly alter them to our detriment from time to time without notice. Changes in laws and regulations or their interpretation, the imposition of confiscatory taxation policies, new restrictions on currency conversion or limitations on sources of supply could materially and adversely affect our Chinese operations, which could result in the partial or total loss of our investment in that country and materially and adversely affect our future operating results. Total assets in China at December 31, 2006 and 2005 were $17.4 million and $5.2 million, respectively.

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

We have received a claim of infringement from Celerity, Inc. that is currently pending, and we may receive notices of other such claims in the future. In addition, we may be unaware of intellectual property rights of others that may be applicable to our products. Any litigation regarding patents or other intellectual property could be costly and time-consuming and divert our management and key personnel from our business operations, any of which could have a material adverse effect on our business and results of operations. The complexity of the technology involved in our products and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement may also require us to enter into costly license agreements. However, we may not be able to obtain licenses on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against the development, manufacture and sale of certain of our products if any such claims prove successful. See “Item 3 — Legal Proceedings” in Part I.

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

OEMs may not continue to outsource Gas Delivery Systems and Other Critical Subsystems, which would adversely impact our operating results.

The success of our business depends on OEMs continuing to outsource the manufacturing of Gas Delivery Systems and Other Critical Subsystems for their semiconductor capital equipment. Most of the largest OEMs have already outsourced production of a significant portion of their Gas Delivery Systems and Other Critical Subsystems. If OEMs do not continue to outsource Gas Delivery Systems and Other Critical Subsystems for their capital equipment, our revenue would be significantly reduced, which would have a material adverse affect on our business, financial condition and operating results. In addition, if we are unable to obtain additional business from OEMs, even if they continue to outsource their production of Gas Delivery Systems and Other Critical Subsystems, our business, financial condition and operating results could be adversely affected.

If our new products are not accepted by OEMs or if we are unable to maintain historical margins on our new products, our operating results would be adversely impacted.

We design, develop and market Gas Delivery Systems and Other Critical Subsystems to OEMs. Sales of these new products are expected to make up an increasing part of our total revenue. The introduction of new products is inherently risky because it is difficult to foresee the adoption of new standards, to coordinate our technical personnel and strategic relationships and to win acceptance of new products by OEMs. We may not be able to recoup design and development expenditures if our new products are not accepted by OEMs. Newly introduced products typically carry lower gross margins for several or more quarters following their introduction. If any of our new subsystems is not successful in the market, or if we are unable to obtain gross margins on new products that are similar to the gross margins we have historically achieved, our business, operating results and financial condition could be adversely affected.

We may not be able to manage our future growth successfully.

Our ability to execute our business plan successfully in a rapidly evolving market requires an effective planning and management process. We have increased, and plan to continue to increase, the scope of our operations. Our 2006 revenues increased 128.6% over our 2005 revenues, in significant part due to the acquisition of Sieger. Due to the cyclical nature of the semiconductor industry, however, future growth is difficult to predict. Our expansion efforts could be expensive and may strain our managerial and other resources. To manage future growth effectively, we must maintain and enhance our financial and operating systems and controls and manage expanded operations. Although we occasionally experience reductions in force, over time the number of people we employ has generally grown and we expect this number to continue to grow when our operations expand. The addition and training of new employees may lead to short-term quality control problems and place increased demands on our management and experienced personnel. If we do not manage growth properly, our business, operating results and financial condition could be adversely affected.

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

The timely development of new or enhanced products is a complex and uncertain process which requires that we:

•	design innovative and performance-enhancing features that differentiate our products from those of our competitors;

•	identify emerging technological trends in the semiconductor industry, including new standards for our products;

•	accurately identify and design new products to meet market needs;

•	collaborate with OEMs to design and develop products on a timely and cost-effective basis;

•	ramp-up production of new products, especially new subsystems, in a timely manner and with acceptable yields;

•	successfully manage development production cycles; and

•	respond effectively to technological changes or product announcements by others.

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

Our competitors may have greater financial, technical, manufacturing and marketing resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion, sale and support of their products, and reduce prices to increase market share. Moreover, there may be merger and acquisition activity among our competitors and potential competitors that may provide our competitors and potential competitors an advantage over us by enabling them to expand their product offerings and service capabilities to meet a broader range of customer needs. Further, if one of our customers develops or acquires the internal capability to develop and produce Gas Delivery Systems or Other Critical Subsystems that we produce, the loss of that customer could have a material adverse effect on our business, financial condition and operating results. The introduction of new technologies and new market entrants may also increase competitive pressures.

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

We rely on both single-source and sole-source suppliers some of whom are relatively small, for many of the components we use in our products. In addition, our customers often specify components of particular suppliers that we must incorporate into our products. Our suppliers are under no obligation to provide us with components. As a result, the loss of or failure to perform by any of these providers could adversely affect our business and operating results. In addition, the manufacturing of certain components and subsystems is an extremely complex process. Therefore, if a supplier were unable to provide the volume of components we require on a timely basis and at acceptable prices, we would have to identify and qualify replacements from alternative sources of supply. The process of qualifying new suppliers for these complex components is lengthy and could delay our production, which would adversely affect our business, operating results and financial condition. We may also experience difficulty in obtaining sufficient supplies of components and raw materials in times of significant growth in our business. For example, we have in the past experienced shortages in supplies of various components, such as mass flow controllers, valves and regulators, and certain prefabricated parts, such as sheet metal enclosures, used in the manufacture of our products. In addition, one of our competitors manufactures mass flow controllers that may be specified by one or more of our customers. If we are unable to obtain these particular mass flow controllers from our competitor or convince a customer to select alternative mass flow controllers, we may be unable to meet that customer’s requirements, which could result in a loss of market share.

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

We made capital expenditures of $4.0 million in 2006, most of which was for facility cleanroom expansion and improvements and the implementation of our new ERP system, and $1.1 million in 2005, most of which was for facility leasehold improvements and equipment in connection with the establishment of a manufacturing facility in Shanghai, China. We made capital expenditures of $3.3 million in 2004. We have recently leased a second manufacturing facility in Shanghai, China in close proximity to our existing facility. We expect to invest approximately $6.5 million in this additional facility over the next four years with $2.1 million of this investment scheduled for 2007. The amount of our future capital requirements will depend on many factors, including:

•	the cost required to ensure access to adequate manufacturing capacity;

•	the timing and extent of spending to support product development efforts;

•	the timing of introductions of new products and enhancements to existing products;

•	changing manufacturing capabilities to meet new customer requirements; and

•	market acceptance of our products.

Although we currently have a credit facility, we may need to raise additional funds through public or private equity or debt financing if our current cash and cash flow from operations are insufficient to fund our future activities. Our loan agreement terminates on June 29, 2009 and we may not be able renew it on favorable terms. Future equity financings could be dilutive to holders of our common stock, and debt financings could involve covenants that restrict our business operations. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, any of which could adversely affect our business, operating results and financial condition.

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

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As of December 31, 2006 we are classified as an Accelerated Filer, as defined in Exchange Act Rule 12b-2 effective as of the end of the second quarter of fiscal 2006. As a result, our auditors were required to audit and report on the effectiveness of our internal controls over financial reporting beginning with our Annual Report on Form 10-K for the year ended December 31, 2006. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and operating results. Any failure by us to maintain adequate controls or to adequately implement new controls could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could adversely affect the trading price of our common stock. In addition, we might need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we might not be able to do so in a timely fashion. We will be required to report results in our Form 10-K and 10-Q in an abbreviated timeframe, which will increase the time burden on our management. The concluding process related to our internal control assessment consumed more time than anticipated contributing to a delay in the filing of this Form 10-K.

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

Our headquarters is located in Menlo Park, California, where we lease approximately 64,000 square feet of commercial space under a term lease that expires on December 31, 2007. We use this space for our principal administrative, sales and support, engineering and technology development facilities and for manufacturing purposes. Approximately 6,500 square feet at our Menlo Park facility is a clean room manufacturing facility. We have manufacturing and engineering facilities in South San Francisco and Sacramento as a result of the acquisition of Sieger in June 2006. In South San Francisco we lease approximately 102,000 square feet under 6 leases with varying expiration dates and extension periods. Approximately 12,300 square feet in South San Francisco is a neat room facility and 1,300 square feet is a clean room manufacturing facility. In Sacramento, we lease approximately 20,000 square feet under a lease that expires in August of 2010 with one five-year extension. We also have manufacturing facilities in Austin, Texas, Tualatin, Oregon and Shanghai, China. In Austin, we lease approximately 44,000 square feet of commercial space under a lease that expires on October 31, 2008, subject to renewal for up to three years at our option. Approximately 6,800 square feet in Austin is a clean room manufacturing facility. In Tualatin, we lease approximately 28,000 square feet of commercial space under a lease that expires on November 7, 2007, subject to renewal for up to five years at our option. Approximately 6,800 square feet in Tualatin is a clean room manufacturing facility. In Shanghai, we lease approximately 132,000 square feet of commercial space under 2 leases which expire on June 30, 2009 and February 28, 2011. Approximately 11,000 square feet of this space is a clean room facility.

The table below lists our properties as of February 28, 2007:

Location	Principal Use	Square Footage	Ownership

Menlo Park, California	Headquarters, manufacturing, sales, engineering, technology development	64,000	Leased
South San Francisco, California	Manufacturing, engineering	102,000	Leased	*
Sacramento, California	Manufacturing	20,000	Leased
Austin, Texas	Manufacturing, engineering	44,000	Leased
Tualatin, Oregon	Manufacturing, engineering	28,000	Leased
Shanghai, China	Manufacturing, customer support	132,000	Leased

*	As part of the acquisition of Sieger, the Company leases a facility from an entity controlled by one of the Company’s executive officers. From the time of acquisition to December 31, 2006, the Company incurred rent expense resulting from the lease of this facility of $0.1 million.

Item 3.	Legal Proceedings

On September 2, 2005, we filed suit in the federal court for the Northern District of California against Celerity, Inc., or Celerity, seeking a declaratory judgment that our new substrate technology does not infringe certain of Celerity’s patents and/or that Celerity’s patents are invalid. On September 13, 2005, Celerity filed suit in the federal court of Delaware alleging that we have infringed seven patents by developing and marketing products that use Celerity’s fluid distribution technology. The complaint by Celerity seeks injunction against future infringement of its patents and compensatory and treble damages. The Delaware litigation was transferred to the Northern District of California on October 19, 2005 and on December 12, 2005 was consolidated with our previously filed declaratory judgment action. The Court issued its claim construction order on September 29, 2006, and discovery is nearly complete in the case. We have filed motions for summary judgments of non-infringement and invalidity with the Court, and those motions are currently pending. Trial in this matter is currently scheduled for June 2007. We believe that the claims made by Celerity are without merit and intend to defend the lawsuit vigorously. However, litigation can be costly and time consuming regardless of the outcome.

From time to time, we are also subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

COMPARISON OF 33 MONTH CUMULATIVE TOTAL RETURN*
Among Ultra Clean Holdings, Inc., The NASDAQ Composite Index
And The RDG Semiconductor Composite Index

*	$100 invested on 3/25/04 in stock or on 2/28/04 in index-including reinvestment of dividends. Fiscal year ending December 31.

Our common stock has been traded on the NASDAQ Global Market under the symbol “UCTT” since March 25, 2004. The following table sets forth for the periods indicated the high and low closing sales prices per share of our common stock as reported by the NASDAQ Global Market:

	High	Low

Fiscal year 2005
First quarter	$6.80	$5.79
Second quarter	$7.96	$6.03
Third quarter	$7.41	$5.55
Fourth quarter	$7.63	$5.95
Fiscal year 2006
First quarter	$9.80	$7.10
Second quarter	$9.45	$7.44
Third quarter	$11.10	$7.36
Fourth quarter	$14.08	$10.02

To date, we have not declared or paid cash dividends to our stockholders and we do not intend to do so for the foreseeable future in order to retain earnings for use in our business. As of February 28, 2007, we had approximately 19 stockholders of record.

Item 6.	Selected Consolidated Financial Data

You should read the following tables in conjunction with other information contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and related notes and other financial information contained elsewhere in this Annual Report.

Statement’s of Income Data:

						Predecessor(1)
					November 16,	January 1,
					Through	Through
	Years Ended December 31,				December 31,	November 15,
	2006(2)	2005	2004	2003	2002	2002
	(In thousands, except per share data)

Sales	$337,228	$147,535	$184,204	$77,520	$7,916	$76,338
Cost of goods sold	286,542	127,459	154,995	67,313	7,972	66,986

Gross profit (loss)	50,686	20,076	29,209	10,207	(56)	9,352
Operating expenses	25,352	17,515	15,761	8,409	2,282	8,846

Income (loss) from operations	25,334	2,561	13,448	1,798	(2,338)	506
Other income (expense):	(1,758)	147	(387)	(1,458)	(178)	(176)

Income (loss) before income taxes	23,576	2,708	13,061	340	(2,516)	330
Income tax provision (benefit)	7,266	705	4,511	232	(667)	642

Net income (loss)	$16,310	$2,003	$8,550	$108	$(1,849)	$(312)

Net income (loss) per share:
Basic	$0.85	$0.12	$0.59	$0.01	$(0.21)	$(0.08)
Diluted	$0.83	$0.12	$0.55	$0.01	$(0.21)	$(0.08)
Shares used in computation:
Basic	19,220	16,241	14,605	9,976	8,668	3,680
Diluted	19,649	17,169	15,542	10,711	8,668	3,680

(1)	The results for the period January 1 — November 15, 2002 represent the financial data for Ultra Clean Technology Systems and Service, Inc. (Predecessor).

(2)	The results for the year ended December 31, 2006 include the activity of UCT-Sieger beginning June 30, 2006, the date of acquisition.

Consolidated Balance Sheet Data:

	December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Cash	23,321	10,663	11,440	6,035	6,237
Working capital	71,587	33,889	29,861	17,519	16,067
Total assets	187,047	75,009	67,698	50,155	48,836
Bank borrowings and long term debt	31.564	2.343	—	—	—
Short and long-term capital lease and other long-term obligations	379	354	528	558	662
Debt to related parties	—	—	—	30,013	29,812
Total stockholders’ equity	107,168	55,281	52,475	8,320	8,089

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Combination

On June 29, 2006, we completed the acquisition of Sieger Engineering, Inc, a privately-held contract manufacturing company based in South San Francisco, California (“UCT-Sieger”). The total purchase price was approximately $53.5 million and was comprised of cash consideration of $32.4 million, including acquisition costs of $1.4 million, and stock consideration of $21.1 million. Our subsidiary, UCT-Sieger, is a supplier of chemical mechanical planarization (CMP) modules and Other Critical Subsystems to the semiconductor, solar and flat panel capital equipment industries. We believe that the acquisition has enhanced our strategic position as a semiconductor equipment subsystem supplier. We have accounted for the acquisition of UCT-Sieger as a business combination and the operating results of UCT-Sieger have been included in our consolidated financial statements from the date of acquisition. (See Note 2 in Item 8 — Notes to Consolidated Financial Statements.)

General

We are a leading developer and supplier of critical subsystems, primarily for the semiconductor capital equipment industry. We develop, design, prototype, engineer, manufacture and test subsystems which are highly specialized and tailored to specific steps in the semiconductor manufacturing process. Currently, our revenue is derived primarily from the sale of Gas Delivery Systems. We have recently increased our revenue related to the sale of Other Critical Subsystems, including CMP modules, chemical delivery modules, top-plate assemblies, frame assemblies and process modules. Our primary customers are semiconductor equipment manufacturers.

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

The majority of our products consist of Gas Delivery Systems. Our Other Critical Subsystems, related to semiconductor manufacturing equipment, include CMP modules, chemical delivery modules, top-plate assemblies, frame assemblies and process modules. We operate clean room manufacturing facilities in Menlo Park and South San Francisco, California; Austin, Texas; Tualatin, Oregon; and Shanghai, China.

We have in the past considered and will continue to consider acquisitions that will enable us to expand our geographic presence, secure new customers and diversify into complementary products and markets as well as broaden our technological capabilities in semiconductor capital equipment manufacturing.

FP-Ultra Clean, L.L.C., an entity controlled by Francisco Partners, L.P., owned a controlling interest in our outstanding common stock until the first quarter of 2006. Pursuant to an amended and restated stockholders’ agreement with FP-Ultra Clean, L.L.C. and former Sieger shareholders, as long as FP-Ultra Clean, L.L.C. owned a certain percentage of our outstanding common stock, they were entitled to certain financial information from us. As of February 21, 2007, FP-Ultra Clean, L.L.C. had 0.0% holdings in our outstanding common stock.

Cyclical Business

Our business and operating results depend in significant part upon capital expenditures by manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors. Historically, the semiconductor industry has been highly cyclical, with recurring periods of over-supply of semiconductor products that have had a severe negative effect on the demand for capital equipment used to manufacture semiconductors. During these periods, we have experienced significant fluctuations in customer orders for our products. Our sales were $337.2 million in 2006, $147.5 million in 2005 and $184.2 million in 2004. In periods where supply exceeds demand for semiconductor capital equipment, we generally experience significant reductions in customer orders for our products. Sharp decreases in demand for semiconductor capital equipment may lead our customers to cancel order forecasts, change production quantities from forecasted volumes or delay production, which may negatively impact our gross profit, as we may be unable to quickly reduce costs and may be required to hold inventory longer than anticipated. In periods where demand for semiconductor capital equipment exceeds supply, we generally need to quickly increase our production of Gas Delivery Systems and Other Critical Subsystems, requiring us to order additional inventory, effectively manage our component supply chain, hire additional employees and expand, if necessary, our manufacturing capacity.

Customer and Geographic Concentration

A relatively small number of OEM customers have historically accounted for a significant portion of our revenue, and we expect this trend to continue. Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. as a group accounted for 86% of our sales in 2006, 89% of our sales in 2005 and 93% of our sales in 2004. Because of the small number of OEMs in our industry, most of whom are already our customers, it would be difficult to replace lost revenue resulting from the loss of, reduction in, cancellation of or delay in purchase orders by, any one of these customers. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a small number of customers. In addition, any significant pricing pressure exerted by a key customer could adversely affect our operating results.

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

In 2006, 2005 and 2004, 4.9%, 5.5% and 3.2%, respectively, of our total sales were derived from sales outside the United States, based upon the location to which our products were shipped.

Critical Accounting Policies, Significant Judgments and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure at the date of our financial statements. On an on-going basis, we evaluate our estimates and judgments, including those related to sales, inventories, intangible assets, stock compensation and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We consider certain accounting policies related to revenue recognition, inventory valuation, accounting for income taxes, business combinations, valuation of intangible assets and goodwill and equity incentives to employees to be critical policies due to the estimates and judgments involved in each.

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

We assess collectability based on the creditworthiness of the customer and past transaction history. We perform on-going credit evaluations of, and do not require collateral from, our customers. We have not experienced significant collection losses in the past. A significant change in the liquidity or financial position of any one customer could make it more difficult for us to assess collectability.

Inventory Valuation

We value the majority of our inventories at the lesser of standard cost, determined on a first-in, first-out basis, or market. We value inventory from our recently acquired subsidiary, UCT-Sieger, at the lesser of actual cost or market. We assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts on a periodic basis. Obsolete inventory or inventory in excess of our estimated usage is written-down to its estimated market value less costs to sell, if less than its cost. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specific identified inventory in excess of established usage. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If actual market conditions are less favorable than our projections, additional inventory write-downs may be required. If the inventory value is written down to its net realizable value, and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold either as a component of a subsystem or as separate inventory. For the years ended December 31, 2006 and 2005 we wrote off $0.8 million and $0.9 million, respectively, in inventory determined to be obsolete.

Accounting for Income Taxes

The determination of our tax provision is subject to judgments and estimates. The carrying value of our net deferred tax assets, which is made up primarily of tax deductions, assumes we will be able to generate sufficient future income to fully realize these deductions. In determining whether the realization of these deferred tax assets may be impaired, we make judgments with respect to whether we are likely to generate sufficient future taxable income to realize these assets. We have not recorded any valuation allowance to impair our tax assets because, based on the available evidence, we believe it is more likely than not that we will be able to utilize all of our deferred tax assets in the future. If we do not generate sufficient future income, the realization of these deferred tax assets may be impaired, resulting in an additional income tax expense. We are currently evaluating the impact of adopting FIN 48 and are therefore unable to estimate the impact on our Consolidated Financial Statements at this time.

Business Combinations

In accordance with business combination accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. We engage third-party appraisal firms to assist management in determining the fair values of acquired intangible assets such as trade name and customer relationships. Such valuations require management to make significant estimates and assumptions. Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

When evaluating the Sieger acquisition, customer relationships were valued using the income approach and assumptions about cash flows from these relationships. Other assumptions include a 9% attrition rate for larger customers, a 25% attrition rate for smaller customers and a discount rate of 16%.

The trademark and trade name were valued using the relief from royalty method, based on a royalty rate of 1% of gross revenues, a useful life of 1 year, and a discount rate of 16%.

Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Valuation of Intangible Assets and Goodwill

We periodically evaluate our intangible assets and goodwill in accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets include goodwill, customer lists and tradename. Factors we consider important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. The provisions of SFAS No. 142 also require a goodwill impairment test annually or more frequently if impairment indicators arise. In testing for a potential impairment of goodwill, the provisions of SFAS No. 142 require the application of a fair value based test at the reporting unit level. We operate in one segment and have one reporting unit. Therefore, all goodwill is considered enterprise goodwill and the first step of the impairment test prescribed by SFAS No. 142 requires a comparison of our fair value to our book value. If the estimated fair value is less than the book value, SFAS No. 142 requires an estimate of the fair value of all identifiable assets and liabilities of the business, in a manner similar to a purchase price allocation for an acquired business. This estimate requires valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Potential goodwill impairment is measured based upon this two-step process. We performed the annual goodwill impairment test as of December 31, 2006 and determined that goodwill was not impaired.

Equity Incentives to Employees

On January 1, 2006, we began to account for our employee stock purchase plan (ESPP) and employee stock-based compensation plan in accordance with the provisions of Statement of Financial Account Standards 123(R) “Accounting for Stock-Based Compensation,” (SFAS 123(R)), which requires recognition of the fair value of stock-based compensation. The fair value of stock options was estimated using a Black-Scholes option valuation model. This methodology requires the use of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility and the estimated life of each award. The fair value of stock-based compensation awards less the estimated forfeitures is amortized over the service period of the award, and we have elected to use the straight-line method. We make quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies that require recognition in the consolidated income statements.

Prior to the implementation of SFAS 123(R), we accounted for stock options and ESPP shares under the provisions of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”), and FASB Interpretation (“FIN”), No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” (“FIN 44”) and made footnote disclosures as required by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” (SFAS 148). Accordingly, no compensation was recognized for purchase rights issued through the employee stock purchase plan or employee stock-based awards granted with exercise prices equal to the fair value of the underlying common stock at the date of grant. Rather, we disclosed pro forma net income and pro forma net income per share in the footnotes to the Consolidated Financial Statements as required by SFAS 148. The pro forma income calculations were estimated using a Black-Scholes option valuation model.

Results of Operations

The following table sets forth income statement data for the periods indicated as a percentage of revenue:

	Year Ended December 31,
	2006	2005	2004

Sales	100.0%	100.0%	100.0%
Cost of goods sold	85.0%	86.4%	84.1%

Gross profit	15.0%	13.6%	15.9%
Operating expenses:
Research and development	0.9%	1.6%	1.3%
Sales and marketing	1.4%	2.3%	2.0%
General and administrative	5.2%	8.0%	5.3%

Total operating expenses	7.5%	11.9%	8.6%

Income from operations	7.5%	1.7%	7.3%
Interest and other income (expense), net	(0.5)%	0.1%	(0.2)%

Income before provision for income taxes	7.0%	1.8%	7.1%
Income tax provision	2.1%	0.4%	2.5%

Net income	4.9%	1.4%	4.6%

Year Ended December 31, 2006 Compared With Year Ended December 31, 2005

Sales

Sales for the year ended December 31, 2006 increased 128.6% to $337.2 million from $147.5 million for the year ended December 31, 2005. The increase reflects, primarily, a rebound in demand that began during the first quarter of 2006 and, to a lesser extent, incremental revenue derived from the acquisition of Sieger. Included in the $337.2 million in sales for the year ended December 31, 2006 is $107.5 million related to sales of products other than Gas Delivery Systems, including chemical delivery modules, CMP modules, top-plate assemblies, frame assemblies and process modules. Although revenue from Other Critical Subsystems was 31.9% of annual revenue in 2006 compared with 7.8% of annual revenue in 2005, due to the recent acquisition of Sieger in June 2006, we believe the results of our most recently completed quarter are the most indicative period for understanding the realignment and evolution of our revenue base. In the fourth quarter of 2006, revenue from UCT-Sieger and revenue from Other Critical Subsystems other than UCT-Sieger represented 24.8% and 19.3%, respectively or 44.1% on a combined basis. In the fourth quarter of 2005, revenue from UCT-Sieger and revenue from Other Critical Subsystems other than UCT-Sieger represented 0.0% and 11.4%, respectively.

Historically, a relatively small number of OEM customers have accounted for a significant portion of our sales. Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. are our three largest customers and each has greater than 10% of our total sales. As a percentage of total revenue, sales to our three largest customers were 86%, 89% and 93% and for the years ended December 31, 2006, 2005 and 2004, respectively.

Gross Profit

Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation, associated with the design and manufacture of products sold. Gross profit for the year ended December 31, 2006 increased to $50.7 million, or 15.0% of sales, from $20.1 million, or 13.6% of sales, for the year ended December 31, 2005. The increase in gross profit was due primarily to an increase in the percentage of revenue generated from our Shanghai facility, as well as improved margins from our U.S. operations. This increase was partially offset by SFAS 123(R) stock-based compensation expense of $0.4 million.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment, design and implementation, new product design and testing and other product development activities. Research and development expense increased to $3.1 million or 0.9% of sales for the year ended December 31, 2006 from $2.4 million, or 1.6% of sales for the year ended 2005. The increase in absolute dollars was due primarily to an increase in engineering activity related to new product design and other product development activity and $0.1 million of SFAS 123(R)stock-based compensation expenses. The decrease as a percentage of sales was due primarily to a higher revenue base in 2006 as compared to 2005.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with our sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense was $4.6 million and $3.4 million for the years ended December 31, 2006 and 2005, respectively. The increased spending was due primarily to approximately $1.1 million in additional compensation expense as a result of increases in commissions and sales and service headcount to support higher revenue and the balance of the increase was primarily attributed to increased travel expense and $0.1 million of SFAS 123(R) stock compensation expenses. As a percentage of sales, sales and marketing expense decreased to 1.4% for the year ended December 31, 2006 compared to 2.3% of sales for the year ended December 31, 2005. The decrease as a percentage of sales was due primarily to a higher revenue base in 2006 as compared to 2005.

General and Administrative Expense

General and administrative expense consists primarily of salaries and overhead of our administrative staff, and professional fees. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, or SEC, the Public Company Accounting Oversight Board, or PCAOB, and the NASDAQ Global Market, have required changes in the corporate governance practices of public companies. These new rules and regulations have substantially increased our legal and financial compliance costs and made our legal, accounting and administrative activities more time-consuming and costly. In particular, beginning with this Annual Report on Form 10-K for the year ended December 31, 2006, we were required to report on the effectiveness of our internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight were and will continue to be required. We experienced additional costs in 2006 and expect to incur additional costs in fiscal 2007. General and administrative expense increased to $17.7 million, or 5.2% of sales, for the year ended December 31, 2006 from $11.8 million, or 8.0% of sales, for the year ended December 31, 2005. The increase in spending was due to accounting and consulting costs relating to SOX 404 compliance, $1.5 million of amortization of certain intangible assets acquired through the Sieger acquisition, legal fees related to legal proceedings described above in Item 3 — Legal Proceedings, $1.2 million of SFAS 123(R) stock compensation expenses and the addition of UCT-Sieger administrative personnel. The decrease as a percentage of sales was due primarily to a higher revenue base in 2006 as compared to 2005.

Interest and Other Income (Expense), net

Interest and other income (expense) for the year ended December 31, 2006 decreased to $(1.8) million compared to $0.1 million in 2005. The decrease in interest and other income (expense), net over the comparable prior period is attributable primarily to the interest expense incurred for debt financing related to the Sieger acquisition.

Income Tax Provision

Our effective tax rate for the year ended December 31, 2006 was 30.8% compared to 26.0% for the year ended December 31, 2005. Our effective tax rate is substantially impacted by several items including the extraterritorial income exclusion (ETI), which is a U.S. tax benefit associated with the exclusion of certain export sales income, Section 199 deduction for domestic production activities and the effect of foreign operations. The increased rate in 2006 reflects primarily a decrease in the tax benefit associated with the ETI exclusion and a change in our geographic mix of worldwide earnings that contributed to a year-end adjustment related to transfer pricing.

Year Ended December 31, 2005 Compared With Year Ended December 31, 2004

Sales

Sales for the year ended December 31, 2005 decreased 19.9% to $147.5 million from $184.2 million for the year ended December 31, 2004. The decrease reflected softening demand among semiconductor capital equipment manufacturers as the industry coped with weakness in end-market demand. Included in the $147.5 million in sales for the year ended December 31, 2005 is $11.5 million related to sales of products other than Gas Delivery Systems, including chemical delivery modules, top-plate assemblies, frame assemblies and process modules.

Gross Profit

Gross profit for the year ended December 31, 2005 decreased to $20.1 million, or 13.6% of sales, from $29.2 million, or 15.9% of sales, for the year ended December 31, 2004. The decrease in gross profit was due primarily to lower factory absorption.

Research and Development Expense

Research and development expense was approximately $2.4 million for the years ended December 31, 2005 and 2004. As a percentage of sales, research and development expense increased to 1.6% of sales for the year ended December 31, 2005 compared to 1.3% of sales for the year ended December 31, 2004. This increase was due primarily to a lower revenue base in 2005 as compared to 2004.

Sales and Marketing Expense

Sales and marketing expense was $3.4 million and $3.6 million for the years ended December 31, 2005 and 2004, respectively. As a percentage of sales, sales and marketing expense increased to 2.3% of sales for the year ended December 31, 2005 compared to 2.0% of sales for the year ended December 31, 2004. The increase was due primarily to a lower revenue base in 2005 as compared to 2004.

General and Administrative Expense

General and administrative expense increased to $11.8 million, or 8.0% of sales, for the year ended December 31, 2005 from $9.8 million, or 5.3% of sales, for the year ended December 31, 2004. The increase was due to the addition of administrative personnel in China, accounting and consulting costs relating to Sarbanes-Oxley 404 compliance, severance costs associated with the departure of our former Chief Financial Officer, and expenses related to a potential acquisition, discussions with which were terminated during the fourth quarter of 2005. The increase was partially offset by a decrease in stock and deferred compensation charges attributable to the absence of stock charges related to the vesting of our Series A Senior Notes following our initial public offering in 2004.

Interest and Other Income (Expense), net

Interest and other income (expense) for the year ended December 31, 2005 increased to $0.1 million compared to $(0.4) million in 2004. The increase in interest and other income (expense), net over the comparable prior periods is attributable primarily to increased income earned on higher cash balances and a decline in interest expense as a result of the retirement of all of our outstanding Series A Senior Notes in 2004.

Income Tax Provision

Our effective tax rate for the year ended December 31, 2005 was 26.0% compared to 34.5% for the year ended December 31, 2004. Our effective tax rate is substantially impacted by several items including the extraterritorial income exclusion, Section 199 deduction for domestic production activities and the effect of foreign operations. The decreased rate in 2005 reflects primarily a change in our geographic mix of worldwide earnings and tax benefits associated with the extraterritorial income exclusion.

Unaudited Quarterly Financial Results

The following tables set forth statement of operations data, in thousands, for the periods indicated. The information for each of these periods is unaudited and has been prepared on the same basis as our audited consolidated financial statements included herein and includes all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of our unaudited operations data for the periods presented. Historical results are not necessarily indicative of the results to be expected in the future (in thousands):

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year

2006
Sales	$57,195	$68,469	$104,065	$107,499	$337,228
Gross profit	$8,191	$10,710	$15,371	$16,414	$50,686
Net income	$2,131	$3,957	$5,560	$4,662	$16,310
2005
Sales	$41,924	$39,289	$27,540	$38,782	$147,535
Gross profit	$6,649	$5,591	$2,573	$5,263	$20,076
Net income/(loss)	$1,194	$692	$(566)	$683	$2,003

Our operating results for fiscal 2006 reflect a recovery of the semiconductor capital equipment industry beginning in the first quarter of 2006 as well as, and to a lesser extent, incremental revenue derived from the addition of UCT-Sieger operations in June 2006. As a result, revenues and gross margins for the year ended December 31, 2006 increased in comparison with year ended December 31, 2005. Sales for the year ended December 31, 2006 increased 128.6% to $337.2 million from $147.5 million for the year ended December 31, 2005. Gross profit for the year ended December 31, 2006 also increased to $50.6 million, or 15.0% of sales, from $20.1 million, or 13.6% of sales, for the year ended December 31, 2005. As a result, net income of $16.3 million for the year ended December 31, 2006 increased 714.3% from $2.0 million for the year ended December 31, 2005.

Liquidity and Capital Resources

With the exception of the Sieger acquisition, which was funded by third-party debt, historically, we have required capital principally to fund our working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of December 31, 2006, we had cash of $23.3 million as compared to $10.7 million as of December 31, 2005.

For the year ended December 31, 2006 we generated cash from operating activities of $7.7 million compared to a use of cash of $3.2 million for the year ended December 31, 2005. Cash flow in 2006 was favorably impacted by net income, depreciation and amortization and an increase in accounts payable of $16.3 million, $3.9 million and $8.7 million respectively, offset in part by increases in accounts receivable and inventory of $10.7 million and $14.1 million, respectively.

Net cash used in investing activities for the year ended December 31, 2006 increased $35.8 million to $36.3 million. The increase was due primarily to our acquisition of Sieger and higher levels of capital expenditures relating to domestic cleanroom expansion activities and investment in a new ERP system. In addition to our normal general capital expenditures, in 2007, we expect to invest approximately $2.1 million for leasehold and capital equipment for our second manufacturing facility in Shanghai, China. Cash for this investment will be provided from existing cash and operations.

Net cash provided by financing activities for the year ended December 31, 2006 increased $38.4 million to $41.3 million from $2.9 million in the year ended December 31, 2005. We generated cash primarily through bank borrowings and stock issuance, including approximately $10.5 million in net proceeds from our secondary stock offering of 1.6 million shares of common stock conducted in March 2006. Cash provided by financing activities was used primarily to fund the acquisition of Sieger.

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

Borrowing Arrangements

In connection with our acquisition of UCT-Sieger in the second quarter of 2006, we entered into a borrowing arrangement and an equipment loan with two commercial banks. The loan agreement under the borrowing arrangement with one bank provides senior secured credit facilities in an aggregate principal amount of up to $32.5 million, consisting of a $25.0 million revolving line of credit ($10.0 million of which may be used for the issuance of letters of credit) and a $7.5 million term loan. The aggregate amount of the credit facilities is also subject to a borrowing base equal to 80.0% of eligible accounts receivable and is secured by substantially all of our assets. Each of the credit facilities will expire on June 29, 2009 and contain certain financial covenants, including minimum profitability and liquidity ratios. In addition, the term loan is subject to monthly amortization payments in 36 equal installments. The interest rate on one of the outstanding loans under the credit facilities is based on a financial ratio established by the lender and provides an interest rate at Prime plus 0.50% or Prime plus 0.75%. Interest rates under the credit facilities ranged from 7.7% to 8.3% per annum during the year ended December 31, 2006, and ranged from 7.7% to 8.3% per annum as of December 31, 2006. The equipment loan is a 5 year, $5.0 million loan that is secured by certain equipment. The interest rate on the equipment loan was 7.3% per annum as of December 31, 2006 The balances owing on the borrowing arrangement and equipment loan at December 31, 2006 were $26.5 million and $4.5 million, respectively.

Obligations under the loan agreement are secured by a lien on substantially all of the assets of our domestic subsidiaries. The obligations are guaranteed by us, and such guarantees are secured by a lien on substantially all of our assets.

During the first quarter of 2005, we entered into a loan and security agreement providing for a borrowing facility of up to $3.0 million with a bank in China. The borrowing facility is secured by our standby letter of credit issued under our credit facility. Interest rates on this borrowing facility ranged from 5.0% to 6.3% during the year ended December 31, 2006. As of December 31, 2006, the balance outstanding under the facility was $0.6 million repayable at an interest rate of 6.3% per annum.

Capital Expenditures

We made capital expenditures of $4.0 million in the year ended December 31, 2006, the majority of which was used for domestic cleanroom expansion activities and the purchase and implementation of a new ERP system. Capital expenditures in the year ended December 31, 2005 and 2004 were $1.1 million and $3.3 million, respectively, the majority of which was for facility leasehold improvements and equipment in connection with the establishment of a manufacturing facility in Shanghai, China.

Contractual Obligations

Other than operating leases for certain equipment and real estate, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the revolving credit facility described above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments and principal payments under debt obligations as of December 31, 2006 (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total

Capital lease (1)	$61	$34	$13	$—	$—	$—	$108
Operating lease (2)	2,123	1,422	948	213	215	595	5,516
Borrowing arrangements	4,206	3,464	22,288	1,116	490	—	31,564
Purchase obligations	53,495	—	—	—	—	—	53,495

	$59,885	$4,920	$23,249	$1,329	$705	$595	$90,683

(1)	Capital lease obligations presented in this table are presented net of interest of $5,000, $1,000 and $0 for the years ended December 31, 2007, 2008 and thereafter, respectively.

(2)	Operating lease expense reflects the fact that (a) the lease for our headquarters facility in Menlo Park, California expires on December 31, 2007; (b) the lease for our manufacturing facility in Portland, Oregon expires on November 7, 2007; (c) the leases for our manufacturing facilities in South San Francisco expire in 2007, 2008, 2009 and 2010. We have options to renew our lease in Portland and two of our leases in South San Francisco, which we expect to exercise. The exercise of the renewal options on the South San Francisco leases has been included in the schedule above. Operating lease expense set forth above may increase upon renewal of these leases.

Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective as of the beginning of the our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In June 2006, the FASB issued Emerging Issues Tax Force (“EITF”) Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” (“EITF 06-3”). EITF 06-3 requires disclosure of accounting policy regarding the gross or net presentation of point-of-sales taxes such as sales tax and value-added tax. If taxes included in gross revenues are significant, the amount of such taxes for each period for which an income statement is presented should also be disclosed. EITF 06-3 will be effective for the first annual or interim reporting period after

December 15, 2006. We do not expect that the adoption of EITF 06-3 will have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not impact our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will adopt SFAS No. 157 as required. We are currently evaluating the impact of SFAS 157 on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates or equity prices.

Foreign Exchange Rates

During the first quarter of fiscal 2005, we entered into a loan and security agreement providing for revolver loans of up to $3.0 million with a bank in China. As of December 31, 2006, the balance outstanding under a revolver loan was $0.6 million. If we enter into future borrowing arrangements or borrow under our existing revolving credit facility, we may seek to manage our exposure to interest rate changes by using a mix of debt maturities and variable- and fixed-rate debt, together with interest rate swaps where appropriate, to fix or lower our borrowing costs. We do not make material sales in currencies other than the United States Dollar or have material purchase obligations outside of the United States, except in China where we have purchase commitments totaling $3.0 million in United States Dollar equivalents. We have performed a sensitivity analysis assuming a hypothetical 10-percent movement in foreign currency exchange rates and interest rates applied to the underlying exposures described above. As of December 31, 2006, the analysis indicated that such market movements would not have a material effect on our business, financial condition or results of operations. Although we do not anticipate any significant fluctuations, there can be no assurance that foreign currency exchange risk will not have a material impact on our financial position, results of operations or cash flow in the future.

Interest Rates

Our interest rate risk relates primarily to our third party debt which totals $31.6 million and carries interest rates pegged to the LIBOR and PRIME rates. An immediate increase in interest rates of 100 basis points would increase our interest expense by approximately $78,000 per quarter. This would be partially offset by increased interest income on our invested cash. Conversely, an immediate decline of 100 basis points in interest rates would decrease our interest expense by approximately $78,000 per quarter. This would be partially offset by decreased interest income on our invested cash.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ultra Clean Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Ultra Clean Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ultra Clean Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment,” effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP

San Jose, California
March 29, 2007

Ultra Clean Holdings, Inc.

Consolidated Balance Sheets

	Year Ended December 31,
	2006	2005
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$23,321	$10,663
Accounts receivable, net of allowance of $287 and $0	44,543	19,528
Inventory, net	47,914	19,106
Deferred income taxes	4,186	2,294
Prepaid expenses and other	1,303	1,672

Total current assets	121,267	53,263
Equipment and leasehold improvements, net	9,433	4,312
Long-term assets:
Goodwill	33,490	6,084
Purchased intangibles	22,112	8,987
Deferred income taxes	—	2,132
Other non-current assets	745	231

Total assets	$187,047	$75,009

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	4,206	2,343
Accounts payable	37,583	14,188
Accrued compensation and related benefits	4,021	769
Capital lease obligations, current portion	61	70
Income taxes payable	2,355	—
Other current liabilities	1,454	2,004

Total current liabilities	49,680	19,374
Long-term debt	27,358	—
Deferred tax liability, net	2,523	—
Capital lease obligations and other liabilities	318	354

Total liabilities	79,879	19,728

Commitments and contingencies (See note 13)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 21,080,540 and 16,501,363 shares issued and outstanding, in 2006 and 2005, respectively	82,198	46,819
Deferred stock-based compensation	(152)	(350)
Retained earnings	25,122	8,812

Total stockholders’ equity	107,168	55,281

Total liabilities and stockholders’ equity	$187,047	$75,009

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Income Statements

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Sales	$337,228	$147,535	$184,204
Cost of goods sold	286,542	127,459	154,995

Gross profit	50,686	20,076	29,209
Operating expenses:
Research and development	3,051	2,360	2,413
Sales and marketing	4,644	3,357	3,569
General and administrative	17,657	11,798	9,779

Total operating expenses	25,352	17,515	15,761
Income from operations	25,334	2,561	13,448
Interest and other income (expense), net	(1,758)	147	(387)

Income before provision for income taxes	23,576	2,708	13,061
Income tax provision	7,266	705	4,511

Net income	$16,310	$2,003	$8,550

Net income per share:
Basic	$0.85	$0.12	$0.59
Diluted	$0.83	$0.12	$0.55
Shares used in computing net income per share
Basic	19,220	16,241	14,605
Diluted	19,649	17,169	15,542

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

				Retained
			Deferred	Earnings	Total
	Common Stock		Stock-based	(Accumulated	Stockholders’
	Shares	Amount	Compensation	Deficit)	Equity
	(In thousands, except per share data)

Balance, December 31, 2003	10,245,395	$10,377	$(316)	$(1,741)	$8,320
Sale of common stock	6,000,000	35,162	—	—	35,162
Issuance of restricted common stock to employees	62,500	438	(438)	—	—
Net issuance under employee stock plans, including tax benefits of $30	58,571	260	—	—	260
Amortization of deferred stock-based compensation	—	—	183	—	183
Net income				8,550	8,550

Balance, December 31, 2004	16,366,466	46,237	(571)	6,809	52,475
Net issuance under employee stock plans, including tax benefits of $116	134,897	598	—	—	598
Amortization of deferred stock-based compensation	—	(16)	221	—	205
Net income				2,003	2,003

Balance, December 31, 2005	16,501,363	46,819	(350)	8,812	55,281
Issuance of common stock for business acquisition	2,599,393	21,071	—	—	21,071
Sale of common stock	1,600,000	10,510	—	—	10,510
Net issuance under employee stock plans, including tax benefits of $1,060	379,784	2,089	—	—	2,089
Stock-based compensation from SFAS 123(R)	—	1,709	—	—	1,709
Amortization of deferred stock-based compensation	—	—	198	—	198
Net income				16,310	16,310

Balance, December 31, 2006	21,080,540	$82,198	$(152)	$25,122	$107,168

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$16,310	$2,003	$8,550
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,871	2,167	1,605
Loss on sale of equipment	—	30	—
Deferred income tax	(2,002)	(318)	(575)
Excess tax benefit from stock-based compensation	(1,060)	116	—
Stock-based compensation	1,907	221	760
Changes in assets and liabilities:
Accounts receivable	(10,719)	(5,743)	(2,061)
Inventory	(14,073)	(3,973)	(6,010)
Prepaid expenses and other	145	158	(1,750)
Other non-current assets	53	45	77
Accounts payable	8,749	1,770	2,497
Accrued compensation and related benefits	1,524	(777)	699
Income taxes payable (receivable)	2,944	(865)	(46)
Other liabilities	36	1,990	276

Net cash provided by (used in) operating activities	7,685	(3,176)	4,022

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(3,941)	(1,126)	(3,323)
Net cash used in acquisition	(32,353)	—	—
Decrease in restricted cash	—	130	—
Acquisition related tax benefit	—	533	—
Proceeds from sale of equipment	—	9	—

Net cash used in investing activities	(36,294)	(454)	(3,323)

Cash flows from financing activities:
Principal payments on capital lease obligations	(45)	(72)	(124)
Proceeds from bank borrowings and long term debt, net of deferred loan costs	31,991	2,343	—
Principal payments on long-term debt	(3,278)	—	(30,593)
Excess tax benefit from stock-based compensation	1,060	—	—
Proceeds from issuance of common stock	11,539	582	35,423

Net cash provided by financing activities	41,267	2,853	4,706

Net increase (decrease) in cash	12,658	(777)	5,405
Cash and cash equivalents at beginning of period	10,663	11,440	6,035

Cash and cash equivalents at end of period	$23,321	$10,663	$11,440

Supplemental cash flow information:
Income taxes paid	$5,256	$510	$6,724

Interest paid	$1,307	$80	$508

Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$—	$—	$99

Accretion of Series A notes issued to employees	$—	$—	$580

Restricted stock issued	$—	$—	$438

Common stock issued in acquisition	$21,071	$—	$—

(See notes to consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies

Organization — Ultra Clean Holdings, Inc. (the “Company”) is a developer and supplier of critical delivery subsystems, primarily for the semiconductor capital equipment industry, producing primarily Gas Delivery Systems and Other Critical Subsystems, including chemical mechanical planarization (CMP) subsystems, chemical delivery modules, frame and top plate assemblies and process modules. The Company’s products improve efficiency and reduce the costs of our customers’ design and manufacturing processes. The Company’s customers are primarily original equipment manufacturers (“OEMs”) of semiconductor capital equipment. On June 29, 2006, the Company completed the acquisition of Sieger Engineering, Inc. (“Sieger”) which was renamed UCT-Sieger Engineering LLC (“UCT-Sieger”).

Basis of Presentation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. This financial information reflects all adjustments which are, in the opinion of the Company, normal, recurring and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented.

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

Certain Significant Risks and Uncertainties — The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, any of the following areas could have a negative effect on the Company in terms of its future financial position, results of operations or cash flows: the highly cyclical nature of the semiconductor industry; reliance on a small number of customers; ability to obtain additional financing; pursuing acquisition opportunities; regulatory changes; fundamental changes in the technology underlying semiconductor manufacturing processes or semiconductor manufacturing equipment; the hiring, training and retention of key employees; successful and timely completion of product design efforts; and new product design introductions by competitors.

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

The Company had significant sales to three customers, each accounting for 10% or more of sales: Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. Sales to each of these customers as a percentage of total sales were as follows:

	Year Ended December 31,
	2006	2005	2004

Customer A	40%	40%	49%
Customer B	32%	31%	28%
Customer C	14%	18%	16%

When combined, these same significant customers represented 74% and 72% of accounts receivable at December 31, 2006 and 2005, respectively.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments — Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and bank borrowings. The carrying value of these instruments approximates their fair value because of their short-term nature.

Fiscal Year — The Company uses a 52-53 week fiscal year ending on the Friday nearest December 31. In 2006, our fiscal year ended on December 29, 2006. In 2005, our fiscal year ended on December 30, 2005. For presentation purposes, the Company presents each fiscal period as if it ended on the last day of the month. All references to quarters refer to fiscal quarters and all references to years refer to fiscal years.

Inventories — Inventories are generally stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. The Company evaluates the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts on a periodic basis. Obsolete inventory or inventory in excess of management’s estimated usage is written-down to its estimated market value less costs to sell, if less than its cost. Inherent in the estimates of market value are management’s estimates related to economic trends, future demand for products, and technological obsolescence of the Company’s products.

At December 31, 2006 and 2005, inventory balances of $47.9 million and $19.1 million, respectively, were net of write-downs. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specific identified inventory in excess of estimated usage.

Equipment and Leasehold Improvements — Equipment and leasehold improvements are stated at cost, or, in the case of equipment under capital leases, the present value of future minimum lease payments at inception of the related lease. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives of the assets or the terms of the leases. Useful lives range from 3 to 15 years.

Product Warranty — The Company provides a warranty on its products for a period of up to two years, and provides for warranty costs at the time of sale based on historical activity. The determination of such provisions requires the Company to make estimates of product return rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of sales may be required in future periods. The warranty reserve is included in other current liabilities on the consolidated balance sheet. Warranty cost activity consisted of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004

Beginning Balance	$76	$127	$88
Adjustment for acquisition	214	—	—
Additions related to sales	376	57	122
Warranty costs incurred	(322)	(108)	(83)

Ending Balance	$344	$76	$127

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

Stock-based compensation and deferred stock-based compensation

The Company maintains stock-based compensation plans which allow for the issuance of stock options to executives and certain employees. The Company also maintains an employee stock purchase plan (“ESPP”) that

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provides for the issuance of shares to all eligible employees of the Company at a discounted price. Prior to fiscal year 2006, the Company accounted for the plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, because stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options was recognized. Also, as the employee stock purchase plan was considered non-compensatory, no expense related to this plan was recognized. In accordance with SFAS 123 (SFAS 123), Accounting for Stock-Based Compensation, as amended by SFAS No. 148 (SFAS 148), Accounting for Stock-Based Compensation — Transition and Disclosure, the Company provided pro forma net income and net income per share disclosures for each period prior to the adoption of Statement of Accounting Standards 123R (SFAS 123(R)), Share-Based Payment, as if it had applied the fair value-based method in measuring compensation expense for its share-based compensation plans.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospectus method. This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective transition method of adoption, the Company recognizes compensation expense for equity-based awards granted after January 1, 2006, plus the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS 123, as amended by SFAS 148. Under this method of implementation, no restatement of prior periods has been made.

Stock-based compensation expense from stock options and the related income tax benefit from the expense recognized under SFAS 123(R) were $1.7 million and $0.5 million, respectively, for the year ended December 31, 2006. The estimated fair value of the Company’s equity-based awards, net of expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis over a weighted average period of 4 years and will be adjusted for subsequent changes in estimated forfeitures and future option grants. The implementation of SFAS 123(R) reduced basic and fully diluted earnings per share by $0.06 for the year ended December 31, 2006.

Comparable Disclosures

The following table illustrates the effect on the Company’s net income and net income per share for the years ended December 31, 2005 and 2004 as if it had applied the fair value recognition provisions of SFAS No. 123 to share-based compensation using the Black-Scholes valuation model (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004

Net income as reported	$2,003	$8,550
Add: stock-based employee compensation included in reported net income, net of tax	151	119
Less: total stock-based compensation determined under the fair value-based method for all awards, net of tax	(828)	(423)

Pro forma net income	$1,326	$8,246

Basic net income per share:
As reported	$0.12	$0.59
Pro forma	$0.08	$0.56
Diluted net income per share:
As reported	$0.12	$0.55
Pro forma	$0.08	$0.53

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Determining Fair Value

Valuation and amortization method.  The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model and a single option award approach. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods, and are amortized using the straight-line basis method.

Expected term.  The expected term of options granted represents the period of time that they are expected to be outstanding. The Company estimates the expected term of options granted based on historical exercise patterns, which the Company believes are representative of future behavior.

Expected volatility.  The Company estimates the volatility of its common stock in the Black-Scholes option valuation at the date of grant based on historical volatility rates over the expected term, consistent with SFAS 123(R)and Staff Accounting Bulletin 107 (SAB 107), Share-Based Payment.

Risk-free interest rate.  The Company bases the risk-free interest rate in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining term.

Dividend yield.  The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of 0.0% in the Black-Scholes option valuation model.

Forfeiture rate.  SFAS No. 123(R) requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to fiscal year 2006, the Company accounted for forfeitures only as they occurred.

The exercise price of each stock option equals the market price of the Company’s stock on the date of grant. The weighted average estimated fair value of employee stock option grants for the years ended December 31, 2006, 2005 and 2004 was $4.41, $3.51 and $3.98, respectively. Most options are scheduled to vest over four years and expire no later than ten years from the grant date. The fair value for the options granted during the years ended December 31, 2006, 2005 and 2004 was estimated at the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in the model are outlined in the following table:

	Year Ended December 31,
	2006	2005	2004

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	50.0%	57.9%	66.0%
Risk-free interest rate	4.9%	3.9%	3.3%
Forfeiture rate	11.0%	—	—
Expected life (in years)	4.9	5.0	5.0

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s restricted stock award activity for the year ended December 31, 2006 (in thousands):

		Weighted Average
		Grant Date Fair
	Number of Shares	Value

Unvested stock at January 1, 2006	103	—
Granted	—	—
Vested	(70)	—
Forfeited	(2)	—

Unvested at December 31, 2006	31	—

To comply with the pro forma reporting requirements of SFAS No. 123, compensation cost is also estimated for the fair value of future employee stock purchase plan issuances, which is included in the pro forma totals above. In anticipation of the required implementation of SFAS 123(R) in January 2006, the Company modified the terms of its ESPP plan in November 2005 to eliminate the look-back feature and reduce the discount on purchased shares from 15% to 5%. The fair value of purchase rights granted under the purchase plan is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions and resulting in the weighted-average fair value:

	Year Ended December 31,
	2005	2004

Dividend yield	0%	0%
Expected volatility	46.5%	47.9%
Risk-free interest rate	3.5%	2.1%
Expected life (in years)	0.5	0.5

During the years ended December 31, 2006, 2005 and 2004, the Company recorded $1.3 million, $0.2 million and $0.1 million, respectively, of stock-based compensation expense, net of tax, associated with employee and director stock options and employee stock purchase plan programs. As of December 31, 2006, there was $5.5 million, net of forfeitures of $1.6 million, of unrecognized compensation cost related to employee and director stock options and employee stock purchase plan programs which is expected to be recognized on a straight-line basis over a weighted average period of approximately 4 years, and will be adjusted for subsequent changes in estimated forfeitures and future option grants.

Total stock-based compensation during the years ended December 31, 2006, 2005 and 2004, respectively, to various operating expense categories was as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Cost of goods sold*	$376	$—	$—
Sales and marketing	111	—	—
Research and development	81	—	—
General and administrative	1,339	205	187

	1,907	205	187
Income tax benefit	(586)	(54)	(68)

Net stock-based compensation expense	$1,321	$151	$119

*	As of December 31, 2006, there were no stock-based compensation expenses capitalized in inventory.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our statement of cash flows. In accordance with SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During the year ended December 31, 2006, we recorded $1.1 million of excess tax benefits as a financing cash inflow.

Purchased Intangibles and Goodwill — Purchased intangibles consist of tradenames and customer relationships acquired as part of a purchase business combination.

As part of the Sieger acquisition in June 2006, the Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. A third-party appraisal firm assisted management in determining the fair values of the intangible assets acquired. The intangible assets acquired from Sieger are stated at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives of 6 months to 10.7 years.

Ultra Clean Technology Systems and Service, Inc. was founded in 1991 by Mitsubishi Corporation and was operated as a subsidiary of Mitsubishi until November 2002, when it was acquired by the Company. As part of the Ultra Clean Technology Systems and Services acquisition in November 2002, the Company allocated the purchase price to the tangible and intangible assets acquired, liabilities assumed, and in-process research and development based on their estimated fair values. A third-party appraisal firm assisted management in determining the fair values of the assets acquired and the liabilities assumed. Such valuations required management to make significant estimates and assumptions, especially with respect to intangible assets.

Critical estimates in valuing certain intangible assets include, but are not limited to: future expected cash flows from customer contracts; acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed; the market position of the acquired products; and assumptions about the period of time the trade name will continue to be used in the Company’s product portfolio. Based upon these estimates, the tradenames asset was assigned an indefinite life.

Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain.

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired. SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets requires that all business combinations be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Goodwill amounts are not amortized, but rather are tested for impairment. The provisions of SFAS No. 142 require an annual goodwill impairment test or more frequently if impairment indicators arise. In testing for a potential impairment of goodwill, the provisions of SFAS No. 142 require the application of a fair value based test at the reporting unit level. The Company operates in one reporting segment which has one reporting unit. Therefore, all goodwill is considered enterprise goodwill and the first step of the impairment test prescribed by SFAS No. 142 requires a comparison of fair value to book value of the Company. If the estimated fair value of the Company is less than the book value, SFAS No. 142 requires an estimate of the fair value of all identifiable assets and liabilities of the business, in a manner similar to a purchase price allocation for an acquired business. This estimate requires valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Potential goodwill impairment is measured based upon this two-step process. Management performed the annual goodwill impairment test as of December 31, 2006 and 2005 and determined that goodwill was not impaired. In the event that the Company determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which such determination is made.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net Income per Share — Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share earnings is calculated by dividing net income by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options and restricted stock using the treasury stock method, except when antidilutive (see Note 9).

Comprehensive Income — In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company reports by major components and as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income for all periods presented was the same as net income.

Recently Issued Accounting Standards — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will adopt SFAS No. 157 as required in January 2008. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not impact the Company’s consolidated financial statements.

In June 2006, the FASB issued Emerging Issues Tax Force (“EITF”) Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” (“EITF 06-3”). EITF 06-3 requires disclosure of accounting

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

policy regarding the gross or net presentation of point-of-sales taxes such as sales tax and value-added tax. If taxes included in gross revenues are significant, the amount of such taxes for each period for which an income statement is presented should also be disclosed. EITF 06-3 will be effective for the first annual or interim reporting period after December 15, 2006. The Company does not expect that the adoption of EITF 06-3 will have a material impact on its consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 and is therefore unable to estimate the impact on the consolidated financial statements at this time.

2.	Acquisition

In June 2006, the Company completed the acquisition of Sieger, a supplier of CMP modules and Other Critical Subsystems to the semiconductor, solar and flat panel capital equipment industries. The total purchase price was approximately $53.5 million and was comprised of cash consideration of $32.4 million, including acquisition costs of $1.4 million, and stock consideration of $21.1 million. The Company has accounted for the acquisition of Sieger as a business combination and the operating results of Sieger have been included in the Company’s consolidated financial statements from the date of acquisition. The allocation of the purchase price to the assets acquired and liabilities assumed is as follows (in thousands):

Tangible assets, net	$11,445
Customer lists	13,800
Tradename	800
Goodwill	27,406

Total	$53,451

The Company recognized approximately $1.5 million of amortization expense related to purchased intangibles for the year ended December 31, 2006. The weighted average useful life of customer lists was determined to be 10.7 years. The weighted average useful life of the tradename was determined to be six months and therefore was fully amortized by December 31, 2006.

Pro Forma Results — The following unaudited pro forma financial information presents the combined results of operations of the Company and UCT-Sieger as if the acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as being representative of the future consolidated results of operations or financial condition of the Company (in thousands):

	Year Ended December 31,
	2006	2005

Sales	$396,610	$234,005
Net income	$18,825	$2,047
Basic net income per share	$0.92	$0.11
Diluted net income per share	$0.90	$0.10

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Inventory, Net

Inventory consisted of the following (in thousands):

	Year Ended December 31,
	2006	2005

Raw materials	$30,234	$15,376
Work in process	19,240	5,796
Finished goods	2,537	457

	52,011	21,629
Reserve for obsolescence	(4,097)	(2,523)

Total	$47,914	$19,106

4.	Equipment and Leasehold Improvements, Net

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	Year Ended December 31,
	2006	2005

Computer equipment and software	$4,008	$1,834
Furniture and fixtures	570	308
Machinery and equipment	6,201	2,960
Leasehold improvements	5,677	4,171

	16,456	9,273
Accumulated depreciation and amortization	(7,023)	(4,961)

Total	$9,433	$4,312

5.	Purchased Intangibles and Goodwill

The following tables provide a summary of the carrying amounts of purchased intangibles that continue to be amortized (in thousands):

	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Years

Year Ended December 31, 2006
Customer list	$13,800	$(675)	$13,125	10.7
Tradenames	9,787	(800)	8,987	*

Total	$23,587	$(1,475)	$22,112

Year Ended December 31, 2005
Tradenames	$8,987	$—	$8,987	Indefinite

*	Tradename associated with UCT-Sieger has a weighted average life of six months and, as of December 31, 2006, has been fully amortized. Trade name associated with Ultra Clean Technology Systems and Service, Inc. has an indefinite life.

Amortization expense related to purchased intangibles was $1.5 million, $0.0 and $0.0 in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The total expected future amortization related to purchased intangibles will be

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $1.4 million, $1.4 million, $1.4 million, $1.3 million and $1.2 million in fiscal years 2007 through 2011, respectively, and $6.4 million thereafter.

The change in the carrying amount of goodwill during the year ended December 31, 2006 is as follows (in thousands):

Net
Carrying
Amount

Goodwill, as of December 31, 2005	$6,084
Sieger acquisition goodwill	27,406

Goodwill, as of December 31, 2006	$33,490

6.	Debt and Lease Obligations

In connection with the acquisition of Sieger in the second quarter of 2006, the Company entered into a borrowing arrangement and an equipment loan with two commercial banks. The loan agreement under the borrowing arrangement with one bank provides senior secured credit facilities in an aggregate principal amount of up to $32.5 million, consisting of a $25.0 million revolving line of credit ($10.0 million of which may be used for the issuance of letters of credit) and a $7.5 million term loan. The aggregate amount of the credit facilities is also subject to a borrowing base equal to 80% of eligible accounts receivable and is secured by substantially all of the Company’s assets. Each of the credit facilities will expire on June 29, 2009 and contain certain financial covenants, including minimum profitability and liquidity ratios. As of December 31, 2006, the Company was in compliance with all loan covenants. In addition, the term loan is subject to monthly amortization payments in 36 equal installments. The interest rate on one of the outstanding loans under the credit facilities is based on a financial ratio established by the lender and provides an interest rate at Prime plus 0.50% or Prime plus 0.75%. Interest rates under the credit facilities ranged from 7.7% to 8.3% per annum during the year ended December 31, 2006, and ranged from 7.7% to 8.3% per annum as of December 31, 2006. The equipment loan is a 5 year, $5.0 million loan that is secured by certain equipment. The interest rate on the equipment loan was 7.3% per annum as of December 31, 2006. The balances outstanding on the borrowing arrangement and equipment loan at December 31, 2006 were $26.5 million and $4.5 million, respectively.

During the first quarter of 2005, the Company entered into a loan and security agreement providing for a borrowing facility of up to $3.0 million with a bank in China. The borrowing facility is secured by our standby letter of credit issued under our credit facility. Interest rates on this borrowing facility ranged from 5.0% to 6.3% per annum during the year ended December 31, 2006. As of December 31, 2006, the balance outstanding under the facility was $0.6 million repayable at an interest rate of 6.3% per annum.

The Company leases certain equipment under capital lease arrangements. In addition, the Company leases its corporate and regional offices as well as some of its office equipment under non-cancelable operating leases. The Company has a renewal option for its leased facilities in South San Francisco and Sacramento, California; Austin, Texas; Tualatin, Oregon; and Shanghai, China.

The following table summarizes our future minimum lease payments and principal payments under debt obligations as of December 31, 2006 (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total

Capital lease (1)	$61	$34	$13	$—	$—	$—	$108
Operating lease (2)	2,123	1,422	948	213	215	595	5,516
Borrowing arrangements	4,206	3,464	22,288	1,116	490	—	31,564

	$6,390	$4,920	$23,249	$1,329	$705	$595	$37,188

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Capital lease obligations presented in this table are presented net of interest of $5,000, $1,000 and $0 for the years ended December 31, 2007, 2008 and thereafter, respectively.

(2)	Operating lease expense reflects the fact that (a) the lease for the Company’s headquarters facility in Menlo Park, California expires on December 31, 2007; (b) the lease for a manufacturing facility in Portland, Oregon expires on November 7, 2007; (c) the leases for manufacturing facilities in South San Francisco expire in 2007, 2008, 2009 and 2010. The Company has options to renew the lease in Portland and two of the leases in South San Francisco, which the Company expects to exercise. The exercise of the renewal options on the South San Francisco leases has been included in the schedule above. Operating lease expense set forth above may increase upon renewal of these leases.

The cost of equipment under the capital leases included in property and equipment at December 31, 2006 and 2005 was approximately $0.3 million and $0.5 million. Net book value of leased equipment at December 31, 2006 and 2005 was approximately $0.1 million.

Rental expense for the years ended December 31, 2006, 2005 and 2004 was approximately $2.0 million, $1.3 million and $1.1 million, respectively. Included within capital lease obligations and other liabilities in 2006 and 2005 were $6,600 and $11,000 of deferred rent, respectively.

7.	Income Taxes

The provision for taxes on income consisted of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004

Current:
Federal	$7,389	$707	$4,099
State	1,934	324	987

Total current	9,323	1,031	5,086
Deferred:
Federal	(2,111)	(226)	(579)
State	54	(100)	4

Total deferred	(2,057)	(326)	(575)

Total provision	$7,266	$705	$4,511

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of net deferred tax assets and deferred tax liabilities for federal and state income taxes were as follows (in thousands):

	Year Ended December 31,
	2006	2005

Net current deferred tax asset:
Inventory valuation and basis difference	$2,848	$2,048
Other accrued expenses	721	109
State taxes	617	137

	4,186	2,294

Net non-current deferred tax liability (asset):
Deferred rent	(3)	(5)
Other accrued expenses	(843)	(144)
Depreciation	(2,180)	(2,308)
State taxes	502	325
Purchased intangibles	5,047	—

	2,523	(2,132)

Net deferred tax assets	$1,663	$4,426

The effective tax rate differs from the federal statutory tax rate as follows:

	Year Ended December 31,
	2006	2005	2004

Federal income tax provision at statutory rate	35.0%	34.0%	35.0%
State income taxes, net of federal benefit	4.4%	5.4%	5.0%
Effect of foreign operations	(7.4)%	(4.2)%	1.2%
Exempt income	(2.5)%	(7.9)%	(5.9)%
Other	1.3%	(1.3)%	(0.8)%

Effective income tax rate	30.8%	26.0%	34.5%

All foreign earnings are considered to be permanently reinvested under APB Opinion No. 23, “Accounting for Income Taxes — Special Areas”.

8.	Stockholders’ Equity

Stock Options — On February 20, 2003, the Company adopted the 2003 Stock Incentive Plan (the “2003 Incentive Plan”) which was subsequently amended and restated. The Company has reserved 3,774,783 shares of its common stock for issuance under the 2003 Incentive Plan, as amended and restated. The 2003 Incentive Plan provides for the issuance of options and other stock-based awards. Options are generally granted at fair value at the date of grant as determined by the Board of Directors, have terms up to ten years and generally vest over four years. At December 31, 2006, 373,984 shares were available for future grants under the 2003 Incentive Plan.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option activity under the 2003 Incentive Plan is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
				(In thousands)

Outstanding, December 31, 2003	1,055,250	$1.00
Granted	569,000	6.64
Exercised	(14,020)	1.00
Cancelled	(37,816)	2.15

Outstanding, December 31, 2004	1,572,414	3.01	8.63	$5,039

Granted	859,000	6.60
Exercised	(48,180)	1.10
Cancelled	(262,797)	5.76

Outstanding, December 31, 2005	2,120,437	4.17	8.25	$6,546

Granted	1,257,500	9.02
Exercised	(373,296)	2.44
Cancelled	(89,997)	6.72

Outstanding, December 31, 2006	2,914,644	$6.41	8.29	$17,543

The following table summarizes information with respect to options outstanding and exercisable at December 31, 2006:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Shares	Average	Exercise	Shares	Exercise
Range of Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Price

$1.00 - 3.99	641,224	6.18	$1.00	602,072	$1.00
$4.00 - 6.99	679,948	8.33	6.42	251,974	6.41
$7.00 - 7.99	364,211	7.76	7.08	186,554	7.08
$8.00 - 8.49	669,011	9.53	8.02	8,590	8.02
$8.50 - 14.08	560,250	9.51	10.22	—	—

Grand Total	2,914,644	8.29	$6.41	1,049,190	$3.44

Employee Stock Purchase Plan — In 2004 the Company adopted an Employee Stock Purchase Plan (“ESPP”) and is authorized to issue 555,343 shares of common stock under the ESPP. The ESPP permits employees to purchase common stock at a discount through payroll withholdings at certain specified dates (purchase period) within a defined offering period. The purchase price is 95% of the fair market value of the common stock at the end of the purchase period and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. There were 19,994 shares issued under the ESPP during the year ended December 31, 2006.

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

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 21, 2004, as part of the Company’s IPO, FP-Ultra Clean, L.L.C., the Company’s principle stockholder sold 720,350 shares of the Company’s common stock in connection with the exercise by the underwriters of an over-allotment option. The Company did not receive any of the proceeds from the exercise of the over-allotment option.

On March 9, 2006, the Company sold 1,600,000 shares of its common stock to the public in a secondary offering. After deducting the underwriting discount and other costs of the offering, the net proceeds to the Company were approximately $10.5 million. As of December 31, 2006, FP-Ultra Clean’s ownership of the Company was approximately 9.5%.

Restricted Stock — On November 26, 2002, the Company granted 268,525 shares of common stock to certain key employees and on March 1, 2004, the Company granted 62,500 shares of common stock to a board member under the 2003 Incentive Plan. These restricted shares vest, in equal installments, over a four year period from the date of grant.

For the years ended December 31, 2006, 2005 and 2004, the Company charged $0.2 million, $0.2 million and $0.1 million and respectively, to compensation expense related to the vesting of restricted stock. The unvested amount is subject to forfeiture, until the common stock is fully vested. At December 31, 2006, 31,250 shares were subject to repurchase.

9.	Net Income Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands)

	Year Ended December 31,
	2006	2005	2004

Numerator:

Net income	$16,310	$2,003	$8,550

Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	19,271	16,417	14,851
Weighted average common shares outstanding subject to repurchase	(51)	(176)	(246)

Shares used in computing basic net income per share	19,220	16,241	14,605

Shares used in computation — diluted:
Weighted average common shares outstanding	19,220	16,241	14,605
Dilutive effect of common shares outstanding subject to repurchase	51	129	195
Dilutive effect of options outstanding	378	799	742

Shares used in computing diluted net income per share	19,649	17,169	15,542

Net income per share — basic	$0.85	$0.12	$0.59
Net income per share — diluted	$0.83	$0.12	$0.55

The Company had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

diluted net income per share, as their effect would have been anti-dilutive. Such outstanding securities consist of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004

Shares of common stock subject to repurchase	—	47	51
Outstanding options	161	925	468

Deferred Stock Compensation — During the year ended December 31, 2003, the Company issued 1,067,000 common stock options to employees at a weighted average exercise price of $1.00 per share. The weighted average exercise price was below the weighted average deemed fair value of the Company’s common stock which ranged from $1.00 to $4.97 per share. In connection with these options, the Company recorded deferred stock-based compensation of approximately $0.1 million and amortized approximately $27,000, $29,000 and $33,000, as an expense during the years ended December 31, 2006, 2005 and 2004, respectively.

10.	Employee Benefit Plan

The Company sponsors a 401(k) savings and profit sharing plan (the “401(k) Plan”) for all employees who meet certain eligibility requirements. Participants could elect to contribute to the 401(k) Plan, on a pre-tax basis, from 2-19% of their salary up to a maximum of $15,500. The Company may make matching contributions of up to 6% of employee contributions based upon eligibility. The Company made approximately $0.5 million, $0.3 million, and $0.3 million discretionary employer contributions to the 401(k) Plan in the years ended December 31, 2006, 2005 and 2004, respectively.

11.	Related Party Transactions

As part of the acquisition of Sieger, the Company leases a facility from an entity controlled by one of the Company’s executive officers. From the time of acquisition to December 31, 2006, the Company incurred rent expense resulting from the lease of this facility of $0.1 million.

The wife of one of the Company’s executives is the sole owner of the Company’s primary travel agency. The Company incurred fees for travel-related services, including the cost of airplane tickets, of $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2006, 2005, and 2004, respectively.

The sister, son and daughter-in-law of one of the Company’s executives work for the Company. These employees were employees of Sieger prior to the date of acquisition. From the date of acquisition to December 31, 2006, aggregate payments by the Company to the aforementioned individuals have totaled $84,000.

In November 2002, the Company entered into an agreement with a key executive of the Company to defer payment of $265,000 in compensation until November 15, 2009. Under this arrangement the Company pays interest of 2.7% per annum, payable on June 30 and December 31 of each year. The amounts owed under this arrangement may be prepaid by the Company at the discretion of the board of directors. The principal amount owed under this arrangement is contained within Capital lease obligations and other liabilities on the balance sheet of the Company.

12.	Industry and Segment Information

The Company operates in one reportable segment and is engaged in the development, manufacture and supply of critical subsystems for the semiconductor capital equipment industry. The nature of the Company’s products and production processes as well as type of customers and distribution methods is consistent among all of the Company’s products. The Company’s foreign operations are conducted primarily through its wholly-owned subsidiary in China. The Company’s principal markets include North America, Europe and Asia. Sales by geographic area represent sales to unaffiliated customers.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
Sales	2006	2005	2004

United States	$320,662	$139,363	$178,260
Export sales to Europe and Asia	16,566	8,172	5,944

Total	$337,228	$147,535	$184,204

At December 31, 2006, and 2005, approximately $2.1 million and $1.9 million, respectively, of the Company’s long-lived assets were located in China and the balances were located in the United States.

13.	Commitments and Contingencies

In connection with letters of credit required for the leases of certain facilities, the Company held approximately $0.2 million on deposit in restricted cash accounts as of December 31, 2006 and 2005, respectively. The restricted cash balance is included within prepaid expenses and other assets and other non-current assets.

The Company had commitments to purchase inventory totaling approximately $53.5 million at December 31, 2006.

On September 2, 2005, the Company filed suit in the federal court for the Northern District of California against Celerity, Inc., or Celerity, seeking a declaratory judgment that our new substrate technology does not infringe certain of Celerity’s patents and/or that Celerity’s patents are invalid. On September 13, 2005, Celerity filed suit in the federal court of Delaware alleging that the Company has infringed seven patents by developing and marketing products that use Celerity’s fluid distribution technology. The complaint by Celerity seeks injunction against future infringement of its patents and compensatory and treble damages. The Delaware litigation was transferred to the Northern District of California on October 19, 2005 and on December 12, 2005 was consolidated with the Company’s previously filed declaratory judgment action. The Court issued its claim construction order on September 29, 2006, and discovery is nearly complete in the case. The Company has filed motions for summary judgments of non-infringement and invalidity with the Court, and those motions are currently pending. Trial in this matter is currently scheduled for June 2007. The Company believes that the claims made by Celerity are without merit and intend to defend the lawsuit vigorously.

From time to time, the Company is also subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and our management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (Disclosure Controls) pursuant to Exchange Act Rule 13a-15(e). Disclosure Controls are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the SEC.

The evaluation of our Disclosure Controls included a review of their objectives and design, our implementation of them and their effect on the information generated for use in this Annual Report on Form 10-K. In the course of the controls evaluation, we reviewed any data errors or control problems that we had identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our CEO and CFO, concerning the effectiveness of the Disclosure Controls can be reported in our periodic reports on Form 10-K and Form 10-Q. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our finance department. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and to modify them as necessary. We intend to maintain the Disclosure Controls as dynamic systems that we adjust as circumstances merit.

Based on this evaluation, our CEO and CFO concluded that as of December 31, 2006, our Disclosure Controls were effective to provide reasonable assurance that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

We intend to review and evaluate the design and effectiveness of our Disclosure Controls on an ongoing basis and to correct any material deficiencies that we may discover. Our goal is to ensure that our senior management has timely access to material information that could affect our business.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). On June 29, 2006, the Company completed the acquisition of Sieger Engineering, Inc. (“Sieger”) which was renamed UCT-Sieger Engineering LLC (“UCT-Sieger”). Our evaluation of Internal Controls was exclusive of the operations of our recently acquired subsidiary, UCT-Sieger. Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2006 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. As a result of such evaluation, there were no significant changes in our internal controls over financial reporting identified during the most recent fiscal year that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management’s assessment of the design and effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included below.

Management Certifications

The certifications of our CEO and CFO required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning (i) the evaluation of our Disclosure Controls referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the design or operation of our internal control over financial reporting referred to in paragraph 5 of the certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, do not expect that our Disclosure Controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ultra Clean Holdings, Inc.
Menlo Park, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Ultra Clean Holdings, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Sieger Engineering, Inc., which was acquired on June 29, 2006 and whose financial statements constitute 39% and 38% of net and total assets, respectively, 16% of revenues, and 32% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at Sieger Engineering, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 and our report dated March 29, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment”.

Deloitte & Touche LLP

San Jose, California
March 29, 2007

Item 9B.	Other Information

None.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2007 Annual Meeting of Stockholders.

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item concerning directors, including our audit committee financial expert, is incorporated by reference to the section entitled, “Election of Directors” in the our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

For information with respect to Executive Officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers.”

The information required by the item with respect to Section 16(a) beneficial reporting compliance is incorporated by reference to the section entitled, “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

We have adopted a code of ethics that is designed to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. This code of ethics is available on our website at www.uct.com. To the extent required by law, any amendments to, or waivers from, any provision of the code of ethics will be promptly disclosed to the public. To the extent permitted by such legal requirements, we intend to make such public disclosure by posting the relative material on our website in accordance with SEC rules.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation” and “Election of Directors” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

Equity Compensation Plan Information

This table summarizes our equity plan information as of December 31, 2006:

(c)
Number of Securities
Remaining Available
	(a)	(b)	for Future Issuance
	Number of Securities	Weighted-Average	Under Equity
	to be Issued Upon	Exercise Price of	Compensation Plans
	Exercise of	Outstanding	(Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected
Plan Category	Warrants and Rights	and Rights	in Column (a))

Equity compensation plans approved by security holders:(1)	2,914,644	$6.41	860,139
Equity compensation plans not approved by security holders	—	—	—
Total	2,914,644		860,139

(1)	Consists of the Amended and Restated Stock Incentive Plan and, for purposes of column (c), the Employee Stock Purchase Plan. The number of shares available under our Amended and Restated Stock Incentive Plan automatically increases each year, beginning January 1, 2005 through January 1, 2014, by an amount equal to the lesser of (i) 370,228 shares, (ii) 2% of the number of shares of the common stock outstanding on the date of the increase or (iii) an amount determined by the Board of Directors.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section entitled “Ratification of Independent Accountants” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

1. Financial Statements:

2. Financial statement schedules not listed have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

Exhibit Index

Exhibit	Description

2.1	Agreement and Plan of Merger dated as of October 30, 2002, among Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., Mitsubishi Corporation, Mitsubishi International Corporation and Clean Merger Company(a)
2.2	Agreement and Plan of Merger and Reorganization dated as of June 29, 2006 by and among Sieger Engineering, Inc., Leonid Mezhvinsky, Ultra Clean Holdings, Inc., Bob Acquisition Inc., Pete Acquisition LLC, Leonid and Inna Mezhvinsky as trustees of the Revocable Trust Agreement of Leonid Mezhvinsky and Inna Mezhvinsky dated April 26, Joe and Jenny Chen as trustees of the Joe Chen and Jenny Chen Revocable Trust dated 2002, Victor Mezhvinsky, Victor Mezhvinsky as trustee of the Joshua Mezhvinsky 2004 Irrevocable Trust under Agreement dated June 4, 2004, David Hongyu Wu and Winnie Wei Zhen Wu as trustees of the Chen Minors Irrevocable Trust, Frank Moreman and Leonid Mezhvinsky as Sellers’ Agent(i)
3.1	Amended and Restated Certificate of Incorporation of Ultra Clean Holdings, Inc.(c)
3.2	Amended and Restated Bylaws of Ultra Clean Holdings, Inc.(c)
4.1	Amended and Restated Stockholders’ Agreement dated as of June 29, 2006 among Ultra Clean, FP-Ultra Clean, L.L.C. and the Sieger Shareholders(i)
4.2	Form of Restricted Securities Purchase Agreement dated November 26, 2002 with Ultra Clean Holdings, Inc.(a)
4.3	Amended and Restated Registration Rights Agreement dated as of June 29, 2006 among Ultra Clean, FP-Ultra Clean L.L.C. and the Sieger Shareholders(i)
4.4	Restricted Stock Purchase Agreement dated as of February 20, 2003 between Ultra Clean Holdings, Inc. and Clarence L. Granger(b)
10.1	Employment Agreement dated November 15, 2002 between Clarence L. Granger and Ultra Clean Holdings, Inc.(a)
10.2	Employment Agreement dated June 21, 2005 between Jack Sexton and Ultra Clean Holdings, Inc.(h)
10.3	Employment Agreement dated as of June 29, 2006 between Ultra Clean and Leonid Mezhvinsky(i)
10.4	Agreement to Preserve Corporate Opportunity dated as of June 29, 2006 between Ultra Clean and Leonid Mezhvinsky(i)
10.5	Lock-Up Agreement dated as of June 29, 2006 between Ultra Clean and the Sieger Shareholders(i)
10.6	Amended and Restated 2003 Stock Incentive Plan(e)
10.7	Form of Stock Option Agreement(d)
10.8	Loan and Security Agreement dated as of June 29, 2006 among Silicon Valley Bank, Ultra Clean Technology Systems and Service, Inc., Bob Acquisition Inc. and Pete Acquisition LLC(i)
10.9	Unconditional Guaranty by Ultra Clean in favor of Silicon Valley Bank dated as of June 29, 2006(i)
10.10	Securities Pledge Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean(i)
10.11	Intellectual Property Security Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean(i)
10.12	Intellectual Property Security Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean Technology(i)
10.13	Employee Stock Purchase Plan (Restated as of October 21, 2004)(f)
10.14	Form of Indemnification Agreement between Ultra Clean Holdings, Inc. and each of its directors and executive officers(c)
10.15	Amendment No. 1 to Employment Agreement between Clarence L. Granger and Ultra Clean Holdings, Inc. dated March 2,2004(c)
10.16	Amendment No. 2 to Employment Agreement between Clarence L. Granger and Ultra Clean Holding, Inc. dated May 9, 2005(g)
10.17	Form of Award Agreement(d)
21.1	Subsidiaries of Ultra Clean Holdings, Inc.
23.1	Consent of Independent Registered Public Accounting Firm

Exhibit	Description

24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11904), filed January 14, 2004.

(b)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed February 17, 2004.

(c)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 2, 2004.

(d)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 8, 2004.

(e)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-114051), filed March 30, 2004.

(f)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2004.

(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed May 13, 2005.

(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed June 22, 2005.

(i)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 6, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultra Clean Holdings, Inc.

By:	/s/ Clarence L. Granger
Clarence L. Granger
Chairman & Chief Executive Officer

Date: March 29, 2007

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

Signature	Title	Date

/s/ Clarence L. Granger Clarence L. Granger	Chairman & Chief Executive Officer (Principal Executive Officer) and Director	March 29, 2007

/s/ Leonid Mezhvinsky Leonid Mezhvinsky	President and Director	March 29, 2007

/s/ Jack Sexton Jack Sexton	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2007

/s/ Brian R. Bachman Brian R. Bachman	Director	March 29, 2007

/s/ Susan H. Billat Susan H. Billat	Director	March 29, 2007

/s/ Kevin C. Eichler Kevin C. Eichler	Director	March 29, 2007

/s/ David T. ibnAle David T. ibnAle	Director	March 29, 2007

/s/ Thomas M. Rohrs Thomas M. Rohrs	Director	March 29, 2007

Exhibit Index

Exhibit	Description

2.1	Agreement and Plan of Merger dated as of October 30, 2002, among Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., Mitsubishi Corporation, Mitsubishi International Corporation and Clean Merger Company(a)
2.2	Agreement and Plan of Merger and Reorganization dated as of June 29, 2006 by and among Sieger Engineering, Inc., Leonid Mezhvinsky, Ultra Clean Holdings, Inc., Bob Acquisition Inc., Pete Acquisition LLC, Leonid and Inna Mezhvinsky as trustees of the Revocable Trust Agreement of Leonid Mezhvinsky and Inna Mezhvinsky dated April 26, Joe and Jenny Chen as trustees of the Joe Chen and Jenny Chen Revocable Trust dated 2002, Victor Mezhvinsky, Victor Mezhvinsky as trustee of the Joshua Mezhvinsky 2004 Irrevocable Trust under Agreement dated June 4, 2004, David Hongyu Wu and Winnie Wei Zhen Wu as trustees of the Chen Minors Irrevocable Trust, Frank Moreman and Leonid Mezhvinsky as Sellers’ Agent(i)
3.1	Amended and Restated Certificate of Incorporation of Ultra Clean Holdings, Inc.(c)
3.2	Amended and Restated Bylaws of Ultra Clean Holdings, Inc.(c)
4.1	Amended and Restated Stockholders’ Agreement dated as of June 29, 2006 among Ultra Clean, FP-Ultra Clean, L.L.C. and the Sieger Shareholders(i)
4.2	Form of Restricted Securities Purchase Agreement dated November 26, 2002 with Ultra Clean Holdings, Inc.(a)
4.3	Amended and Restated Registration Rights Agreement dated as of June 29, 2006 among Ultra Clean, FP-Ultra Clean L.L.C. and the Sieger Shareholders(i)
4.4	Restricted Stock Purchase Agreement dated as of February 20, 2003 between Ultra Clean Holdings, Inc. and Clarence L. Granger(b)
10.1	Employment Agreement dated November 15, 2002 between Clarence L. Granger and Ultra Clean Holdings, Inc.(a)
10.2	Employment Agreement dated June 21, 2005 between Jack Sexton and Ultra Clean Holdings, Inc.(h)
10.3	Employment Agreement dated as of June 29, 2006 between Ultra Clean and Leonid Mezhvinsky(i)
10.4	Agreement to Preserve Corporate Opportunity dated as of June 29, 2006 between Ultra Clean and Leonid Mezhvinsky(i)
10.5	Lock-Up Agreement dated as of June 29, 2006 between Ultra Clean and the Sieger Shareholders(i)
10.6	Amended and Restated 2003 Stock Incentive Plan(e)
10.7	Form of Stock Option Agreement(d)
10.8	Loan and Security Agreement dated as of June 29, 2006 among Silicon Valley Bank, Ultra Clean Technology Systems and Service, Inc., Bob Acquisition Inc. and Pete Acquisition LLC(i)
10.9	Unconditional Guaranty by Ultra Clean in favor of Silicon Valley Bank dated as of June 29, 2006(i)
10.10	Securities Pledge Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean(i)
10.11	Intellectual Property Security Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean(i)
10.12	Intellectual Property Security Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean Technology(i)
10.13	Employee Stock Purchase Plan (Restated as of October 21, 2004)(f)
10.14	Form of Indemnification Agreement between Ultra Clean Holdings, Inc. and each of its directors and executive officers(c)
10.15	Amendment No. 1 to Employment Agreement between Clarence L. Granger and Ultra Clean Holdings, Inc. dated March 2,2004(c)
10.16	Amendment No. 2 to Employment Agreement between Clarence L. Granger and Ultra Clean Holding, Inc. dated May 9, 2005(g)
10.17	Form of Award Agreement(d)
21.1	Subsidiaries of Ultra Clean Holdings, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page)

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11904), filed January 14, 2004.

(b)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed February 17, 2004.

(c)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 2, 2004.

(d)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 8, 2004.

(e)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-114051), filed March 30, 2004.

(f)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2004.

(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed May 13, 2005.

(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed June 22, 2005.

(i)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 6, 2006.