Form 10-Q
period 2007-03-30
ULTRA CLEAN HOLDINGS INC
filed 2007-05-09
CIK 1275014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2007
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
Yes ☐          No ☑
     Number of shares outstanding of the issuer’s common stock as of April 30, 2007: 21,202,750.

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 30,	December 29,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,642	$23,321
Accounts receivable, net of allowance of $287 and $287, respectively	47,485	44,543
Inventory, net	51,487	47,914
Deferred income taxes	4,375	4,186
Prepaid expenses and other	1,058	1,303

Total current assets	129,047	121,267

Equipment and leasehold improvements, net	9,916	9,433
Long-term assets:
Goodwill	33,744	33,490
Purchased intangibles	21,775	22,112
Other non-current assets	711	745

Total assets	195,193	187,047

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	3,414	4,206
Accounts payable	40,504	37,583
Accrued compensation and related benefits	4,000	4,021
Capital lease obligations, current portion	43	61
Income taxes payable	2,500	2,355
Other current liabilities	1,327	1,454

Total current liabilities	51,788	49,680

Long-term debt	26,707	27,358
Deferred and other tax liabilities	3,218	2,523
Capital lease obligations and other liabilities	290	318

Total liabilities	82,003	79,879

Commitments and contingencies (See note 10)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding
Common stock — $0.001 par value, 90,000,000 authorized; 21,187,946 and 21,080,540 shares issued and outstanding, in 2007 and 2006, respectively	83,620	82,198
Deferred stock-based compensation	(118)	(152)
Retained earnings	29,688	25,122

Total stockholders’ equity	113,190	107,168

Total liabilities and stockholders’ equity	$195,193	$187,047

(See notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited, in thousands, except per share data)

	Three months ended
	March 30, 2007	March 31, 2006
Sales	$110,792	$57,195
Cost of goods sold	94,035	49,004

Gross profit	16,757	8,191

Operating expenses:
Research and development	842	598
Sales and marketing	1,423	956
General and administrative	6,597	2,889

Total operating expenses	8,862	4,443

Income from operations	7,895	3,748

Interest and other income (expense), net	(531)	(487)

Income before provision for income taxes	7,364	3,261
Income tax provision	2,179	1,130

Net income	$5,185	$2,131

Net income per share:
Basic	$0.25	$0.13
Diluted	$0.24	$0.12
Shares used in computing net income per share:
Basic	21,113	16,868
Diluted	21,972	17,787
(See notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three months ended
	March 30, 2007	March 31, 2006
Cash flows from operating activities:
Net income	$5,185	$2,131
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,123	486
Deferred income tax	(321)	495
Excess tax benefit from stock-based compensation	(455)	(495)
Stock-based compensation	642	51
Changes in assets and liabilities:
Accounts receivable	(2,942)	(6,729)
Inventory	(3,573)	(8,446)
Prepaid expenses and other	245	(713)
Other non-current assets	(13)	(3)
Accounts payable	2,886	9,577
Accrued compensation and related benefits	(21)	897
Income taxes payable	145	—
Other liabilities	298	1,561

Net cash provided by (used in) operating activities	3,199	(1,188)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,233)	(516)

Cash used in investing activities	(1,233)	(516)

Cash flows from financing activities:
Principal payments on capital lease obligations	(16)	(14)
Proceeds from bank borrowings	—	(743)
Principal payments on long-term debt	(1,443)	—
Excess tax benefit from stock-based compensation	455	495
Proceeds from issuance of common stock	359	11,107

Net cash provided by (used in) financing activities	(645)	10,845

Net increase in cash	1,321	9,141
Cash and cash equivalents at beginning of period	23,321	10,663

Cash and cash equivalents at end of period	$24,642	$19,804

Supplemental cash flow information:
Income taxes paid	$2,175	$510

Interest paid	$608	$80

(See notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization, Basis of Presentation and Significant Accounting Policies
     Organization — Ultra Clean Holdings, Inc. (the “Company”) is a developer and supplier of critical subsystems, primarily for the semiconductor capital equipment industry, including gas delivery systems, chemical mechanical planarization (“CMP”) subsystems, chemical delivery modules, frame and top plate assemblies and process modules. The Company’s products improve efficiency and reduce the costs of our customers’ design and manufacturing processes. The Company’s customers are primarily original equipment manufacturers (“OEMs”) of semiconductor capital equipment. On June 29, 2006, the Company completed the acquisition of Sieger Engineering, Inc. (“Sieger”) which was renamed UCT-Sieger Engineering LLC (“UCT-Sieger”).
     Basis of Presentation — The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). This financial information reflects all adjustments which are, in the opinion of the Company, normal, recurring and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The Company’s December 29, 2006 balance sheet data were derived from audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated from the information provided.
     The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended December 29, 2006, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2007. The Company’s results of operations for the three months ended March 30, 2007 are not necessarily indicative of the results to be expected for any future periods.
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
     The Company had significant sales to three customers, each accounting for 10% or more of total sales during the quarter: Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. As a group these three customers accounted for 83% and 91% of the Company’s sales for the three months ended March 30, 2007 and March 31, 2006, respectively.
     Fiscal Year — The Company uses a 52-53 week fiscal year ending on the Friday nearest December 31. In 2007, the Company's first fiscal quarter ended on March 30, 2007. In 2006, the Company's first fiscal quarter ended on March 31, 2006. All references to quarters refer to fiscal quarters and all references to years refer to fiscal years.
     Comprehensive Income — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”, the Company reports the change in its net assets from non-owner sources during the period by major components and as a single total. Comprehensive income for the three month periods ended March 30, 2007 and March 31, 2006, respectively, was the same as net income.
     Income Taxes — Income taxes were reported under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes , (“SFAS 109”) and, accordingly, deferred taxes are recognized using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base, and operating loss and tax credit carry-forwards. Valuation allowances are provided if it is more likely than not that some or all of the deferred tax assets will not be recognized. For any period presented, the Company has neither operating loss nor tax credit carry-forwards and no valuation allowance was deemed necessary.
     On December 30, 2006, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires that the Company recognize in the condensed consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for recognized tax benefits in the accompanying balance sheets along with any associated interest that would be payable to the taxing authorities upon examination. (See note 7).
     Product Warranty — The Company provides a warranty on its products for a period of up to two years and provides for warranty costs at the time of sale based on historical activity. The determination of such provisions requires the Company to make estimates of product return rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from these estimates, adjustments to cost of sales may be required in future periods. Components of the reserve for warranty costs consisted of the following (in thousands):

	Three months ended
	March 30, 2007	March 31, 2006
Beginning balance	$344	$76
Additions (reductions) related to sales	(31)	74
Warranty claims	(73)	(37)

Ending balance	$240	$113

     Revenue Recognition — Revenue from the sale of products is generally recorded upon shipment. In arrangements which specify title transfer upon delivery, revenue is not recognized until the product is delivered. The Company recognizes revenue when persuasive evidence of an arrangement exists, shipment has occurred, price is fixed or determinable and collectability is reasonably assured. If the Company has not substantially completed a product or fulfilled the terms of a sales agreement at the time of shipment, revenue recognition is deferred until completion. The Company’s standard arrangement for its customers includes a signed purchase order or contract, no right of return of delivered products and no customer acceptance provisions.
     The Company assesses collectability based on the credit worthiness of the customer and past transaction history. The Company performs on-going credit evaluations of customers and does not require collateral from customers.

     Stock-Based Compensation — The Company maintains stock-based compensation plans which allow for the issuance of stock options to executives and certain employees. The Company also maintains an employee stock purchase plan (“ESPP”) that provides for the issuance of shares to all eligible employees of the Company at a discounted price.
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
     The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. The following table shows total stock-based compensation expense included in the condensed consolidated income statements (in thousands):

	Three months ended
	March 30, 2007	March 31, 2006
Cost of sales	$196	$71
Research and development	24	22
Sales and marketing	37	15
General and administrative	352	178

	609	286
Income tax benefit	180	89

Total stock-based compensation expense	$429	$197

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

	Three months ended
	March 30, 2007	March 31, 2006
Dividend yield	0.0%	0.0%
Expected volatility	50.0%	50.0%
Risk-free interest rate	4.7%	4.6%
Forfeiture rate	11.0%	12.0%
Expected life (in years)	5.0	5.0
     The weighted average estimated fair values of employee stock option grants for the three months ended March 30, 2007 and March 31, 2006, were $7.19 and $4.47, respectively. The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of our historical volatility and the volatility of similar companies in our industry. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. We do not currently pay dividends and have no plans to do so in the future. The forfeiture rate is based on our historical option forfeitures, as well as management’s expectation of future forfeitures based on current market conditions. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods.
     The following table summarizes information with respect to options outstanding and exercisable at March 30, 2007 (in thousands):

Number of Shares
Options outstanding at December 29, 2006	2,915
Granted	18
Exercised	(107)
Canceled	(13)

Options outstanding at March 30, 2007	2,813

     Under the ESPP, substantially all employees may purchase the Company's common stock through payroll deductions at a price equal to 95 percent of the fair market value of the Company's stock at the end of each applicable purchase period. No shares were issued under the ESPP during the quarters ended March 30, 2007 and March 31, 2006.
     Recently Issued Accounting Standards — In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will adopt SFAS No.157 as required in January 2008. The Company is currently evaluating the impact of SFAS 157 on its condensed consolidated financial statements.
 2. Acquisition
     In June 2006, the Company completed the acquisition of Sieger, a supplier of CMP modules and other critical subsystems to the semiconductor capital equipment, solar and flat panel industries. The total purchase price was approximately $53.5 million and was comprised of cash consideration of $32.4 million, including acquisition costs of $1.4 million, and stock consideration of $21.1 million for which the Company issued 2.6 million shares of its common stock. In accordance with EITF 99-12 Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the Company valued the common stock consideration based on the average closing sales price on the NASDAQ Global Market for two days before and two days after June 29, 2006, which was both the Company’s announcement date and transaction date for the acquisition.

     The Company has accounted for the acquisition of Sieger as a business combination and the operating results of Sieger have been included in the Company’s condensed consolidated financial statements from the date of acquisition. In addition to obtaining the assets identified in the purchase price allocation, the Company has increased its share of the critical subsystems market and has enhanced the potential leverage of its manufacturing operations. The allocation of purchase price is as follows (in thousands):

Tangible assets, net	$11,445
Customer lists	13,800
Tradename	800
Goodwill	27,452

Total	$53,497

     Pro Forma Results — The following pro forma financial information presents the combined results of operations of the Company and UCT-Sieger as if the acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company (in thousands, except per share data):

Three months ended
March 30, 2006
Sales	$83,703
Net income	$2,685
Basic net income per share	$0.14
Diluted net income per share	$0.13
 3. Inventory, net
     Inventory, net, consisted of the following (in thousands):

	March 30,	December 29,
	2007	2006
Raw materials	$32,918	$30,234
Work in process	19,389	19,240
Finished goods	3,659	2,537

	55,966	52,011
Reserve for obsolescence	(4,479)	(4,097)

Total	$51,487	$47,914

 4. Equipment and Leasehold Improvements, net
     Equipment and leasehold improvements, net, consisted of the following (in thousands):

	March 30,	December 29,
	2007	2006
Computer equipment and software	$4,673	$4,008
Furniture and fixtures	607	570
Machinery and equipment	6,273	6,201
Leasehold improvements	6,167	5,677

	17,720	16,456
Accumulated depreciation and amortization	(7,804)	(7,023)

Total	$9,916	$9,433

 5. Purchased Intangibles and Goodwill
     Purchased intangibles consist of tradenames and customer relationships acquired as part of a business combination. As part of the Sieger acquisition in June 2006, the Company’s management determined the value of the assets acquired and the liabilities assumed. As a part of the determination of the value of the intangible assets acquired, the Company consulted with a third-party specialist. The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The following tables provide a summary of the carrying amounts of purchased intangibles (in thousands):

	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average
March 30, 2007	Amount	Amortization	Amount	Years
Customer list	$13,800	$(1,012)	$12,788	10.7
Tradenames	9,787	(800)	8,987	*

Total	$23,587	$(1,812)	$21,775

	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average
December 29, 2006	Amount	Amortization	Amount	Years
Customer list	$13,800	$(675)	$13,125	10.7
Tradenames	9,787	(800)	8,987	*

Total	$23,587	$(1,475)	$22,112

*Tradename associated with UCT-Sieger has a weighted average life of six months and, as of December 29, 2006, has been fully amortized. Trade name associated with Ultra Clean Technology Systems and Service, Inc. has an indefinite life.
     Amortization expense related to purchased intangibles was $0.3 million and $0.0 for the three months ended March 30, 2007 and March 31, 2006, respectively. The total expected future amortization related to purchased intangibles will be approximately $1.1 million, $1.4 million, $1.4 million, $1.3 million and $1.2 million in fiscal years 2007 through 2011, respectively, and $6.4 million thereafter.
     The change in the carrying amount of goodwill during the quarter ended March 30, 2007 is as follows (in thousands):

Net Carrying
Amount
Goodwill, as of December 29, 2006	$33,490
Sieger acquisition goodwill	46
Goodwill associated with the implementation of FIN 48 (see note 7)	208

Goodwill, as of March 30, 2007	$33,744

 6. Borrowing Arrangements
     In connection with the acquisition of Sieger in the second quarter of 2006, the Company entered into a borrowing arrangement and an equipment loan with two commercial banks. The loan agreement requires compliance with certain financial covenants, including a leverage and fixed charge coverage target. The loan agreement under the borrowing arrangement with one bank provides senior secured credit facilities in an aggregate principal amount of up to $32.5 million, consisting of a $25.0 million revolving line of credit ($10.0 million of which may be used for the issuance of letters of credit) and a $7.5 million term loan. The aggregate amount of the credit facilities is also subject to a borrowing base equal to 80% of eligible accounts receivable and is secured by substantially all of the Company’s assets. Each of the credit facilities will expire on June 29, 2009 and contains certain financial covenants, including minimum profitability and liquidity ratios. As of March 30, 2007, the Company was in compliance with all loan covenants. In addition, the term loan is subject to monthly amortization payments in 36 equal installments. Interest rates on outstanding loans under the credit facilities ranged from 7.5% to 8.3% per annum during the quarter ended March 30, 2007, and ranged from 7.5% to 8.0% per annum as of March 30, 2007. The equipment loan is a 5 year, $5.0 million loan that is secured by certain equipment. The interest rate on the equipment loan was 7.3% per annum as of March 30, 2007. The combined balance outstanding on the borrowing arrangement and equipment loan at March 30, 2007 was $30.1 million.
     Obligations under the loan agreement are secured by a lien on substantially all of the assets of our domestic subsidiaries. The obligations are guaranteed by us, and such guarantees are secured by a lien on substantially all of our assets.
     During the first quarter of 2005, the Company entered into a loan and security agreement providing for a borrowing facility of up to $3.0 million with a bank in China. During the quarter ended March 30, 2007, the company paid off the remaining balance of this credit facility.
 7. Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on December 30, 2006. As a result of the implementation of FIN 48, the Company recorded a long-term tax liability of $827,000 for the recognition of excess tax benefits, which was accounted for as a decrease of $619,000 in retained earnings, including interest of $67,000, and an increase of $208,000 in goodwill as of December 30, 2006. The increase in goodwill is the result of certain tax benefits related to the acquisition of Ultra Clean Technologies and Services in 2002.
     Derecognition in future periods of amounts recorded upon adoption of FIN 48, will result in an income tax benefit. The Company does not currently believe that the recognized tax benefit will change significantly within the next twelve months. There is no impact on the Company’s estimated effective tax rate for 2007 as a result of the adoption of FIN 48.
     The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2003 through 2006, and the Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2002 through 2006.
 8. Net Income Per Share
     Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share data):

	Three months ended
	March 30, 2007	March 31, 2006
Numerator:
Net income	$5,185	$2,131
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	21,129	16,955
Weighted average common shares outstanding subject to repurchase	(16)	(87)

Shares used in computing basic Net income per share	21,113	16,868
Shares used in computation — diluted:
Weighted average common shares outstanding	21,113	16,868
Dilutive effect of common shares outstanding subject to repurchase	16	87
Dilutive effect of options outstanding	843	832

Shares used in computing diluted Net income per share	21,972	17,787
Net income per share — basic	$0.25	$0.13
Net income per share — diluted	$0.24	$0.12
 9. Related Party Transactions
     The Company leases a facility from an entity controlled by one of the Company’s executive officers. The Company incurred rent expense resulting from the lease of this facility of $63,000 for the three months ended March 30, 2007.
     The spouse of one of the Company’s executive’s is the sole owner of the Company’s primary travel agency. The Company incurred fees for travel-related services, including the cost of airplane tickets, of $69,000 and $45,000 for the three months ended March 30, 2007 and March 31, 2006, respectively.
     The sister, son and sister-in-law of one of the Company’s executives work for the Company. For the quarter ended March 30, 2007 aggregate salaries paid by the Company to the aforementioned individuals totaled $41,000.
 10. Commitments and Contingencies
     At March 30, 2007, the Company had purchase commitments totaling $51.4 million that related primarily to the purchase of inventory
     On September 2, 2005, the Company filed suit in the federal court for the Northern District of California against Celerity, Inc., or Celerity, seeking a declaratory judgment that the Company’s new substrate technology does not infringe certain of Celerity’s patents and/or that Celerity’s patents are invalid. On September 13, 2005, Celerity filed suit in the federal court of Delaware alleging that the Company has infringed seven patents by developing and marketing products that use Celerity’s fluid distribution technology. The complaint by Celerity seeks injunction against future infringement of its patents and compensatory and treble damages. The Delaware litigation was transferred to the Northern District of California on October 19, 2005 and on December 12, 2005 was consolidated with the Company's previously filed declaratory judgment action. The Court issued its claim construction order on September 29, 2006, and discovery is nearly complete in the case. The Company has filed motions for summary judgments of non-infringement and invalidity with the Court. The Court issued summary judgement in April 2007, dismissing four of Celerity’s patent infringement claims. Trial in this matter is currently scheduled for June 2007. The Company believes that the claims made by Celerity are without merit and intends to defend the lawsuit vigorously. However, litigation can be costly and time consuming regardless of the outcome.

ITEM 2. Managements Discussion And Analysis of Financial Condition And Results Of Operations
     The information set forth in this quarterly report on Form 10-Q contains forward-looking statements regarding future events and our future results. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following: projections of our financial performance, our anticipated growth and trends in our businesses, levels of capital expenditures, the adequacy of our capital resources to fund operations and growth, our ability to compete effectively with our competitors, our strategies and ability to protect our intellectual property, future acquisitions, customer demand, our manufacturing and procurement process, employee matters, supplier relations, foreign operations (including our operations in China), the legal and regulatory backdrop (including environmental regulation), our exposure to market risks and other characterizations of future events or circumstances described in this Quarterly Report. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
     Overview
     We are a leading developer and supplier of critical subsystems, primarily for the semiconductor capital equipment industry. We develop, design, prototype, engineer, manufacture and test subsystems which are highly specialized and tailored to specific steps in the semiconductor manufacturing process. Our revenue is derived primarily from the sale of critical subsystems related to semiconductor manufacturing equipment, and include gas delivery subsystems, chemical delivery modules, top-plate assemblies, frame assemblies, chemical mechanical planarization (“CMP”) subsystems, and process modules.
     Our primary customers are semiconductor equipment manufacturers. We provide our customers complete subsystem solutions that combine our expertise in design, test, component characterization and highly flexible manufacturing operations with quality control and financial stability. This combination helps us to drive down total manufacturing costs, reduce design-to-delivery cycle times and maintain high quality standards for our customers. We believe these characteristics, as well as our standing as a leading supplier of critical subsystems, place us in a strong position to benefit from the growing demand for subsystem outsourcing.
     Ultra Clean Holdings, Inc. was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Services, Inc. Ultra Clean Technology Systems and Service, Inc. was founded in 1991 by Mitsubishi Corporation and was operated as a subsidiary of Mitsubishi until November 2002, when it was acquired by Ultra Clean Holdings, Inc. Ultra Clean Holdings, Inc. became a publicly traded company in March 2004. In June 2006, we completed the acquisition of Sieger Engineering, Inc., a California corporation (“Sieger”). The total purchase price was approximately $53.5 million and was comprised of cash consideration of $32.4 million, including acquisition costs of $1.4 million, and stock consideration of $21.1 million. UCT-Sieger is a supplier of chemical mechanical planarization modules and other subsystems to the semiconductor and flat panel capital equipment industries. We believe that the acquisition has enhanced our strategic position as a semiconductor equipment subsystem supplier. We conduct our operating activities primarily through our three wholly-owned subsidiaries, Ultra Clean Technology Systems and Service, Inc., Ultra Clean Technology (Shanghai) Co., LTD and UCT Sieger.
     We have in the past considered and will continue to consider acquisitions that will enable us to expand our geographic presence, secure new customers and diversify into complementary products and markets as well as broaden our technological capabilities in semiconductor capital equipment manufacturing.
Financial Highlights
     Our operating results for the three months ended March 30, 2007 reflect increased demand for existing products, as well as our acquisition of Sieger, which was completed in June 2006. Our results for the three months ended March 30, 2006 do not include the operations of UCT Sieger. Sales for the three months ended March 30, 2007 were $110.8 million, an increase of $53.6 million, or 93.7%, from the same quarter of 2006. Gross profit in the first quarter of 2007 also increased to $16.8 million, or 15.1% of sales, from $8.2 million, or 14.3% of sales, in the first quarter of 2006. Total operating expenses in the first quarter of 2007 increased to $8.9 million, or 8.0% of sales, from $4.4 million, or 7.8% of sales, in the first quarter of 2006. Net income during the first quarter of 2007 increased to $5.2 million from $2.1 million in the first quarter of 2006 as a result of increased sales and gross margins experienced during the quarter, partially offset by higher operating expenses.
     Results of Operations
     For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in our quarterly report.

	Three months ended
	March 30, 2007	March 31, 2006
Sales	100.0%	100.0%
Cost of goods sold	84.9%	85.7%

Gross profit	15.1%	14.3%
Operating expenses:
Research and development	0.8%	1.0%
Sales and marketing	1.3%	1.7%
General and administrative	6.0%	5.1%
Total operating expenses	8.0%	7.8%

Income from operations	7.1%	15.6%

Interest and other income (expense), net	(0.5%)	(1.3%)

Income before provision for income taxes	6.7%	(0.9%)

Income tax provision	2.0%	(2.2%)

Net income	4.7%	1.9%

Net Sales
     Sales in the first quarter of 2007 increased 93.7% to a record high $110.8 million from $57.2 million in the first quarter of 2006. The increase from 2006 reflects an increase in critical subsystem sales of $32.0 million, or 56.0%, reflecting continued market penetration, and $21.3 million, or 37.7% of incremental revenue derived from the acquisition of UCT-Sieger. We expect sequential revenues to be relatively flat in the second quarter of 2007.
     Historically, a relatively small number of OEM customers have accounted for a significant portion of our sales. In the three months ended March 30, 2007 and March 31, 2006, three customers each accounted for 10% or more of our total sales: Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. As a group these three customers accounted for 83% and 91% of the Company’s sales for the three months ended March 30, 2007 and March 31, 2006, respectively.
Gross Profit
     Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation associated with the design and manufacture of products sold. Gross profit for the three months ended March 30, 2007 increased to $16.8 million, or 15.1% of sales, from $8.2 million, or 14.3% of sales, for the same period in 2006. The increase in gross profit year over year is due primarily to higher sales volume as discussed above.
Research and Development Expense
     Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the first quarter of 2007 was $0.8 million, or 0.8% of sales, compared with

$0.6 million, or 1.0% of sales, for the first quarter of 2006. The increase in dollars is due primarily to an increase in headcount and related expenses. The decrease as a percent of sales is due to an increase in sales in the quarter ended March 30, 2007 compared to the same quarter in the previous year. We expect research and development expenses to remain relatively flat during the balance of fiscal year 2007.
Sales and Marketing Expense
     Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the first quarter of 2007 was $1.4 million, or 1.3% of sales, compared with $1.0 million, or 1.7% of sales, in the first quarter of 2006. The increase in dollars was due primarily to an increase in headcount and related expenses, including an increase in commissions resulting from higher sales in the quarter ended March 30, 2007 compared to the same period in the previous year.
General and Administrative Expense
     General and administrative expense consists primarily of salaries and overhead associated with our administrative staff and professional fees. General and administrative expense increased $3.7 million, or 128%, in the first quarter of 2007 to $6.6 million, or 6.0% of sales, compared with $2.9 million, or 5.1% of sales, in the first quarter of 2006. The increase is due to higher levels of accounting and consulting costs in connection with annual audit fees and Sarbanes-Oxley 404 compliance requirements, compensation and related expenses resulting from an increase in headcount from 44 employees in March 2006 to 73 employees in March 2007 due in part to the addition of UCT-Sieger, as well as an increase in legal fees as we prepare for trial in June 2007 related to a patent infringement lawsuit.
Interest and Other Income (Expense), net
     Interest and other income (expense), net for the first quarter of 2007 was $(0.5) million, and primarily includes interest costs associated with borrowings to support the Sieger acquisition. This compares with $(0.5) million in the first quarter of 2006, due to $0.5 million in charges related to legal, accounting and other registration fees associated with the secondary component of our equity offering which closed in March 2006.
Income Tax Provision
     Our effective tax rates for the first quarter of 2007 and 2006 were 29.6% and 34.7%, respectively. The decreased rate in 2007 reflects, primarily, a change in the geographic mix of worldwide earnings and financial results for fiscal year 2007 compared with fiscal year 2006, as a higher portion of our income is being generated from our Shanghai facility. There is no impact on the Company’s estimated effective tax rate for 2007 from the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).
     Liquidity and Capital Resources
     As of March 30, 2007, we had cash and cash equivalents of $24.6 million compared to $23.3 million as of December 29, 2006.
     Net cash provided by operating activities for the three months ended March 30, 2007 increased to $3.2 million from $1.2 million used in operating activities in the comparable period of fiscal 2006. The increase is due primarily to higher net income of $5.2 million, net of depreciation and amortization expense of $1.1 million, offset by $3.6 million of cash for inventory purchases.
     Net cash used in investing activities for the three months ended March 30, 2007 increased to $1.2 million from $0.5 million in the comparable period of fiscal 2006. The increase was due primarily to spending related to the implementation of our new ERP system and leasehold improvements in our Shanghai facility.
     Net cash used in financing activities for the three months ended March 30, 2007 decreased to $0.6 million from $10.8 million provided in the comparable period of fiscal 2006. The decrease in cash provided by financing activities is attributable primarily to the change in cash provided by the issuance of common stock. In the three months ended March 30, 2007 we generated cash of approximately $0.4 million from the exercise of stock options, while in the comparable period in 2006, we generated cash proceeds of approximately $10.5 million from the issuance of common stock in a secondary offering to the public.

     In connection with our acquisition of Sieger in the second quarter of 2006, we entered into a borrowing arrangement and an equipment loan. The loan and security agreement (“Loan Agreement”) provides senior secured credit facilities in an aggregate principal amount of up to $32.5 million, consisting of a $25 million revolving line of credit ($10 million of which may be used for the issuance of letters of credit) and a $7.5 million term loan. The aggregate amount of the credit facilities is also subject to a borrowing base equal to 80% of eligible accounts receivable and is secured by substantially all of our assets. Each of the credit facilities will expire on June 29, 2009 and contains certain financial covenants, including minimum profitability and liquidity ratios. In addition, the term loan is subject to monthly amortization payments in 36 equal installments. Interest rates on outstanding loans under the credit facilities ranged from 7.5% to 8.3% per annum during the quarter ended March 30, 2007 and ranged from 7.5% to 8.0% per annum as of March 30, 2007. The equipment loan is a 5-year, $5 million loan that is secured by certain equipment. The interest rate on the equipment loan was 7.3% as of March 30, 2007. The combined balance outstanding on the borrowing arrangement and equipment loan at March 30, 2007 was $30.1 million.
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
     The following table summarizes our future minimum lease payments and principal payments under debt obligations as of March 30, 2007 (in thousands):

	Remainder
	of 2007	2008	2009	2010	2011	2012	Total
Capital Lease(1)	$43	$34	$13	$—	$—	$—	$90
Operating Lease(2)	1,587	1,422	948	213	215	595	4,980
Borrowing arrangements	2,763	3,464	22,288	1,116	490	—	30,121

Total(3)	$4,393	$4,920	$23,249	$1,329	$705	$595	$35,191

(1)	Capital lease obligations presented in this table are presented net of interest of $5,000, $1,000 and $0 for the years ended December 28, 2007, December 26, 2008 and thereafter, respectively.

(2)	Operating lease expense reflects the fact that (a) the lease for our headquarters facility in Menlo Park, California expires on December 31, 2007; (b) the lease for a manufacturing facility in Portland, Oregon expires on November 7, 2007; (c) the leases for manufacturing facilities in South San Francisco expire in 2007, 2008, 2009 and 2010. We have options to renew the lease in Portland and certain of the leases in South San Francisco, which we expect to exercise. Operating lease expense set forth above is expected to increase upon renewal of these leases.

(3)	We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on December 30, 2006. As a result of the implementation of FIN 48, we recorded an additional tax liability of $827,000 to offset the recognition of previously recorded excess tax benefits. Because of the uncertainty surrounding the future payment of these liabilities, the amounts have been excluded from the table above.

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
Revenue Recognition
     Revenue Recognition — Our revenue is concentrated in a few OEM customers in the semiconductor capital equipment and flat panel display industry. Our standard arrangement for our customers includes a signed purchase order or contract, no right of return of delivered products and no customer acceptance provisions. Revenue from sales of products is recognized when:
•	we enter into a legally binding arrangement with a customer,

•	we ship the products,

•	price is deemed fixed or determinable,

•	product delivery is deemed free of contingencies or significant uncertainties, and

•	collection is probable
     Revenue is generally recognized upon shipment of the product. In arrangements which specify title transfer upon delivery, revenue is not recognized until the product is delivered. In addition, if the Company has not substantially completed a product or fulfilled the terms of the agreement at the time of shipment, revenue recognition is deferred until completion. Determination of criteria in the fourth and fifth bullet points above is based on our judgment regarding products we may deliver with contingencies or significant uncertainties and the collectability of those amounts. The Company defers revenue for product that we may deliver to a customer that is missing a critical component or requires customer testing.
     We assess collectability based on the credit worthiness of the customer and past transaction history. The Company performs on-going credit evaluations of customers and does not require collateral from our customers. The Company has not experienced significant collection losses in the past. A significant change in the liquidity or financial position of any one customer could make it more difficult for us to assess collectability.
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
     On December 30, 2006, we adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize in the condensed consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for recognized tax benefits in the accompanying balance sheets along with any associated interest that would be payable to the taxing authorities upon examination.
Business Combinations
     In accordance with business combination accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The Company’s management estimates the fair value and may consult with a third-party specialist to assist management in determining the fair values of acquired intangible assets such as trade name and customer relationships. Such valuations require management to make significant estimates and assumptions. Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.
Valuation of Intangible Assets and Goodwill
     We periodically evaluate our intangible assets and goodwill in accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets , for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets include goodwill, customer lists and tradename. Factors we consider important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. The provisions of SFAS No. 142 also require a goodwill impairment test annually or more frequently if impairment indicators arise. In testing for a potential impairment of goodwill, the provisions of SFAS No. 142 require the application of a fair value based test at the reporting unit level. We operate in one segment and have one reporting unit. Therefore, all goodwill is considered enterprise goodwill and the first step of the impairment test prescribed by SFAS No. 142 requires a comparison of our fair value to our book value. If the estimated fair value is less than the book value, SFAS No. 142 requires an estimate of the fair value of all identifiable assets and liabilities of the business, in a manner similar to a purchase price allocation for an acquired business. This estimate requires valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Potential goodwill impairment is measured based upon this two-step process. We performed the annual goodwill impairment test as of December 29, 2006 and determined that goodwill was not impaired.

Equity Incentives to Employees
     On January 1, 2006, we began to account for our employee stock purchase plan (“ESPP”) and employee stock-based compensation plan in accordance with the provisions of Statement of Financial Account Standards 123(R) “Accounting for Stock-Based Compensation,” (“SFAS 123(R)”), which requires recognition of the fair value of stock-based compensation. The fair value of stock options was estimated using a Black-Scholes option valuation model. This methodology requires the use of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility and the estimated life of each award. The fair value of stock-based compensation awards less the estimated forfeitures is amortized over the service period of the award, and we have elected to use the straight-line method. We make quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies that require recognition in the consolidated income statements.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No.157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will adopt SFAS 157 as required in January 2008 and are currently evaluating the impact of SFAS 157 on our condensed consolidated financial statements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates or equity prices.
Foreign Exchange Rates
     We do not make material sales in currencies other than the United States Dollar or have material purchase obligations outside of the United States, except in China where we have purchase commitments totaling $4.1 million in United States Dollar equivalents. We have performed a sensitivity analysis assuming a hypothetical 10-percent movement in foreign currency exchange rates applied to the underlying exposure described above. As of March 30, 2007, the analysis indicated that such market movements would not have a material effect on our business, financial condition or results of operations. Although we do not anticipate any significant fluctuations, there can be no assurance that foreign currency exchange risk will not have a material impact on our financial position, results of operations or cash flow in the future.
Interest Rates
     Our interest rate risk relates primarily to our third party debt which totals $30.1 million and carries interest rates pegged to the LIBOR and PRIME rates. An immediate increase in interest rates of 100 basis points would increase our interest expense by approximately $0.1 million per quarter. This would be partially offset by increased interest income on our invested cash. Conversely, an immediate decline of 100 basis points in interest rates would decrease our interest expense by approximately $0.1 million per quarter. This would be partially offset by decreased interest income on our invested cash.

ITEM 4. Controls and Procedures
     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     As required by Rule 13a-15(d), management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fiscal quarter.
     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     On September 2, 2005, we filed suit in the federal court for the Northern District of California against Celerity, Inc., or Celerity, seeking a declaratory judgment that our new substrate technology does not infringe certain of Celerity’s patents and/or that Celerity’s patents are invalid. On September 13, 2005, Celerity filed suit in the federal court of Delaware alleging that we have infringed seven patents by developing and marketing products that use Celerity’s fluid distribution technology. The complaint by Celerity seeks injunction against future infringement of its patents and compensatory and treble damages. The Delaware litigation was transferred to the Northern District of California on October 19, 2005 and on December 12, 2005 was consolidated with our previously filed declaratory judgment action. The Court issued its claim construction order on September 29, 2006, and discovery is nearly complete in the case. We have filed motions for summary judgments of non-infringement and invalidity with the Court. The Court issued summary judgement in April 2007, dismissing four of Celerity’s patent infringement claims. Trial in this matter is currently scheduled for June 2007. We believe that the claims made by Celerity are without merit and intend to defend the lawsuit vigorously. However, litigation can be costly and time consuming regardless of the outcome.
     From time to time, we are also subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business.
ITEM 1A. Risk Factors
The highly cyclical nature of the semiconductor capital equipment industry and general economic slowdowns could harm our operating results.
     Our business and operating results depend in significant part upon capital expenditures by manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors. Historically, the semiconductor industry has been highly cyclical, with recurring periods of over-supply of semiconductor products that have had a severe negative effect on the demand for capital equipment used to manufacture semiconductors. We have experienced and anticipate that we will continue to experience significant fluctuations in customer orders for our products. Our sales were $110.8 million for the first quarter of 2007, $337.2 million for the year ended 2006 and $147.5 million for the year ended 2005. Historically, semiconductor industry slowdowns have had, and future slowdowns may have, a material adverse effect on our operating results.
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
     A relatively small number of OEM customers has historically accounted for a significant portion of our sales, and we expect this trend to continue. Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. as a group accounted for 83% of our sales in the first quarter of 2007, 86% of our sales for the year ended 2006, and 89% of our sales for the year ended 2005. Because of the small number of OEMs in our industry, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers. Consolidation among our customers or a decision by any one or more of our customers to outsource all or most manufacturing and assembly work to a single equipment manufacturer may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on an even smaller number of customers.
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
     We have a significant amount of outstanding indebtedness. At March 30, 2007, our long-term debt was $26.7 million and our short-term debt was $3.4 million, for an aggregate total of $30.1 million. Our loan agreement requires compliance with certain financial covenants, including a leverage and fixed charge coverage target. The covenants contained in our line of credit with the bank also restrict our ability to take certain actions, including our ability to:
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
     We have identified deficiencies in the internal controls associated with Sieger which existed at the time of our acquisition of Sieger. We are in the process of implementing changes to strengthen the internal controls of UCT-Sieger. However, additional measures may be necessary. The measures we expect to take to improve the internal controls of UCT-Sieger may not be sufficient to address the issues identified by us or ensure that the internal controls of UCT-Sieger are effective. Due to the timing of the acquisition, we excluded the operations of UCT-Sieger from our Section 404 of Sarbanes-Oxley Act of 2002 (“Sox 404”) attestation process at December 29, 2006. However, we will include UCT-Sieger in our Sox 404 attestation process at December 28, 2007 and there can be no assurance that these deficiencies will be sufficiently remediated by that time.
We have established, and intend to expand, our operations in China, which exposes us to risks associated with operating in a foreign country.
     We are expanding our operations in China. Total assets in China at March 30, 2007 and March 31, 2006 were $17.8 million and $9.1 million, respectively.
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
OEMs may not continue to outsource other critical subsystems, which would adversely impact our operating results.
     The success of our business depends on OEMs continuing to outsource the manufacturing of critical subsystems for their semiconductor capital equipment. Most of the largest OEMs have already outsourced production of a significant portion of their critical subsystems. If OEMs do not continue to outsource critical subsystems for their capital equipment, our revenue would be significantly reduced, which would have a material adverse affect on our business, financial condition and operating results. In addition, if we are unable to obtain additional business from OEMs, even if they continue to outsource their production of critical subsystems, our business, financial condition and operating results could be adversely affected.
If our new products are not accepted by OEMs or if we are unable to maintain historical margins on our new products, our operating results would be adversely impacted.
     We design, develop and market critical subsystems to OEMs. Sales of these new products are expected to make up an increasing part of our total revenue. The introduction of new products is inherently risky because it is difficult to foresee the adoption of new standards, to coordinate our technical personnel and strategic relationships and to win acceptance of new products by OEMs. We may not be able to recoup design and development expenditures if our new products are not accepted by OEMs. Newly introduced products typically carry lower gross margins for several or more quarters following their introduction. If any of our new subsystems is not successful in the market, or if we are unable to obtain gross margins on new products that are similar to the gross margins we have historically achieved, our business, operating results and financial condition could be adversely affected.
We may not be able to manage our future growth successfully.
     Our ability to execute our business plan successfully in a rapidly evolving market requires an effective planning and management process. We have increased, and plan to continue to increase, the scope of our operations. Our first quarter revenues in 2007 increased 3.1% over fourth quarter revenues in 2006, and our 2006 revenues increased 128.6% over our 2005 revenues, in significant part due to the acquisition of Sieger. Due to the cyclical nature of the semiconductor industry, however, future growth is difficult to predict. Our expansion efforts could be expensive and may strain our managerial and other resources. To manage future growth effectively, we must maintain and enhance our financial and operating systems and controls and manage expanded operations. Although we occasionally experience reductions in force, over time the number of people we employ has generally grown and we expect this number to continue to grow when our operations expand. The addition and training of new employees may lead to short-term quality control problems and place increased demands on our management and experienced personnel. If we do not manage growth properly, our business, operating results and financial condition could be adversely affected.
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
     Our competitors are primarily companies that design and manufacture critical subsystems for semiconductor capital equipment. Although we have not faced competition in the past from the largest subsystem and component manufacturers in the semiconductor capital equipment industry, these suppliers could compete with us in the future. Increased competition has in the past resulted, and could in the future result, in price reductions, reduced gross margins or loss of market share, any of which would harm our operating results. We are subject to pricing pressure as we attempt to increase market share with our existing customers. Competitors may introduce new products for the markets currently served by our products. These products may have better performance, lower prices and achieve broader market acceptance than our products. Further, OEMs typically own the design rights to their products and may provide these designs to other subsystem manufacturers. If our competitors obtain proprietary rights to these designs such that we are unable to obtain the designs necessary to manufacture products for our OEM customers, our business, financial condition and operating results could be adversely affected.
     Our competitors may have greater financial, technical, manufacturing and marketing resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion, sale and support of their products, and reduce prices to increase market share. Moreover, there may be merger and acquisition activity among our competitors and potential competitors that may provide our competitors and potential competitors an advantage over us by enabling them to expand their product offerings and service capabilities to meet a broader range of customer needs. Further, if one of our customers develops or acquires the internal capability to develop and produce critical subsystems that we produce, the loss of that customer could have a material adverse effect on our business, financial condition and operating results. The introduction of new technologies and new market entrants may also increase competitive pressures.
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
     None.
ITEM 3. Defaults Upon Senior Securities
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders
     None.
ITEM 5. Other Information
     None.
ITEM 6. Exhibits
     (a) Exhibits
     The following exhibits are filed with this current Report on Form 10-Q for the quarter ended March 30, 2007:

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA CLEAN HOLDINGS, INC.
(Registrant)

May 9, 2007

	By:	/s/ Clarence L. Granger

Name: Clarence L. Granger
Title: Chairman and Chief Executive Officer
(Principal Executive Officer)

May 9, 2007

	By:	/s/ Jack Sexton

Name: Jack Sexton
Title: Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.