Form 10-Q
period 2007-06-29
ULTRA CLEAN HOLDINGS INC
filed 2007-08-08
CIK 1275014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2007
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
Yes ☐       No ☑
     Number of shares outstanding of the issuer’s common stock as of July 31, 2007: 21,406,490.

ULTRA CLEAN HOLDINGS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 29,	December 29,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,942	$23,321
Accounts receivable, net of allowance of $335 and $287, respectively	49,844	44,543
Inventory, net	48,361	47,914
Deferred income taxes	4,607	4,186
Prepaid expenses and other	1,011	1,303

Total current assets	123,765	121,267

Equipment and leasehold improvements, net	11,064	9,433
Long-term assets:
Goodwill	34,248	33,490
Purchased intangibles	21,437	22,112
Other non-current assets	757	745

Total assets	$191,271	$187,047

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$3,543	$4,206
Accounts payable	32,979	37,583
Accrued compensation and related benefits	3,615	4,021
Capital lease obligations, current portion	46	61
Income taxes payable	—	2,355
Other current liabilities	2,625	1,454

Total current liabilities	42,808	49,680

Long-term debt	25,328	27,358
Deferred and other tax liabilities	3,085	2,523
Capital lease obligations and other liabilities	295	318

Total liabilities	71,516	79,879

Commitments and contingencies (See note 10)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding
Common stock — $0.001 par value, 90,000,000 authorized; 21,289,233 and 21,080,540 shares issued and outstanding, in 2007 and 2006, respectively	84,971	82,046
Retained earnings	34,784	25,122

Total stockholders’ equity	119,755	107,168

Total liabilities and stockholders’ equity	$191,271	$187,047

(See notes to condensed consolidated financial statements.)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited; in thousands, except per share data)

	Three months ended		Six months ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Sales	$104,722	$68,469	$215,514	$125,664
Cost of goods sold	88,906	57,759	182,941	106,763

Gross profit	15,816	10,710	32,573	18,901

Operating expenses:
Research and development	785	733	1,627	1,331
Sales and marketing	1,336	1,124	2,759	2,080
General and administrative	6,182	3,638	12,779	6,527

Total operating expenses	8,303	5,495	17,165	9,938

Income from operations	7,513	5,215	15,408	8,963

Interest and other income (expense), net	(459)	(36)	(990)	(523)

Income before provision for income taxes	7,054	5,179	14,418	8,440
Income tax provision	1,958	1,222	4,137	2,352

Net income	$5,096	$3,957	$10,281	$6,088

Net income per share:
Basic	$0.24	$0.22	$0.49	$0.35
Diluted	$0.23	$0.21	$0.47	$0.33
Shares used in computing net income per share
Basic	21,236	18,250	21,188	17,566
Diluted	22,045	19,168	22,012	18,502
(See notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six months ended
	June 29, 2007	June 30, 2006
Cash flows from operating activities:
Net income	$10,281	$6,088
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,138	950
Deferred income tax	(686)	39
Excess tax benefit from stock-based compensation	(692)	(597)
Stock-based compensation	1,482	729
Changes in assets and liabilities:
Accounts receivable	(5,301)	(18,762)
Inventory	(952)	(12,032)
Prepaid expenses and other	383	(570)
Other non-current assets	(12)	(33)
Accounts payable	(4,604)	16,461
Accrued compensation and related benefits	(406)	2,505
Income taxes payable (receivable)	(2,446)	—
Other liabilities	1,857	(499)

Net cash provided by (used in) operating activities	1,042	(5,721)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(3,094)	(1,013)
Net cash used in acquisition	(46)	(27,606)

Cash used in investing activities	(3,140)	(28,619)

Cash flows from financing activities:
Principal payments on capital lease obligations	(31)	(29)
Proceeds from bank borrowings	—	31,212
Principal payments on long-term debt	(2,693)	—
Excess tax benefit from stock-based compensation	692	597
Proceeds from issuance of common stock	751	10,855

Net cash provided by (used in) financing activities	(1,281)	42,635

Net increase (decrease) in cash	(3,379)	8,295
Cash and cash equivalents at beginning of period	23,321	10,663

Cash and cash equivalents at end of period	$19,942	$18,958

Supplemental cash flow information:
Income taxes paid	$6,570	$1,750

Interest paid	$1,220	$106

Non-cash investing and financing activities:
Common stock issued in acquisition	$—	$20,072

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
     The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended December 29, 2006, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2007. The Company’s results of operations for the three and six months ended June 29, 2007 are not necessarily indicative of the results to be expected for any future periods.
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
     The Company had significant sales to three customers, each accounting for 10% or more of total sales during the quarter: Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. As a group these three customers accounted for 83% of the Company’s sales for the three and six month periods ended June 29, 2007, and 91% of the Company’s sales for the three and six month periods ended June 30, 2006.
     Fiscal Year — The Company uses a 52-53 week fiscal year ending on the Friday nearest December 31. In 2007, the Company’s first and second fiscal quarters ended on March 30 and June 29, respectively, and in 2006, the Company’s first and second fiscal quarters ended on March 31 and June 30, respectively. All references to quarters refer to fiscal quarters and all references to years refer to fiscal years.
     Comprehensive Income — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”, the Company reports the change in its net assets from non-owner sources during the period by major components and as a single total. Comprehensive income for both the three and six month periods ended June 29, 2007 and June 30, 2006, respectively, were the same as net income.
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

	Six months ended
	June 29, 2007	June 30, 2006
Beginning balance	$344	$76
Additions related to sales	52	131
Warranty claims	(167)	(95)

Ending balance	$229	$112

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
     Stock-Based Compensation — The Company maintains a stock-based compensation plan which allows for the issuance of equity awards to executives and certain employees.
     On December 31, 2005 the Company implemented the provisions of SFAS No. 123(R), “Share-Based Payments” (“SFAS 123(R)”), using the modified prospective transition method. SFAS 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. Using the modified prospective transition method of adopting SFAS 123(R), the Company began recognizing compensation expense for equity-based awards granted after December 31, 2005 plus unvested awards granted prior to December 31, 2005. Under this method of implementation, no restatement of prior periods has been made. The following table shows the Company’s stock-based compensation expense included in the condensed consolidated income statements (in thousands):

	Three months ended		Six months ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Cost of sales	$211	$92	$407	$163
Research and development	69	19	93	34
Sales and marketing	19	26	56	48
General and administrative	476	206	828	384

	775	343	1384	629
Income tax benefit	(213)	(106)	(393)	(195)

Total stock-based compensation expense	$562	$237	$991	$434

     The exercise price of each stock option equals the market price of the Company’s stock on the date of grant. The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting periods on a straight-line basis. Most options are scheduled to vest over four years and expire no later than ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in the model are outlined in the following table:

	Three months ended		Six months ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	50.0%	50.0%	50.0%	50.0%
Risk-free interest rate	4.7%	5.0%	4.7%	4.9%
Forfeiture rate	11.0%	12.0%	11.0%	12.0%
Expected life (in years)	5.0	4.9	5.0	4.9
     The weighted average estimated fair values of employee stock option grants for the three and six months ended June 29, 2007 were $14.88 and $14.87, respectively. The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of our historical volatility and the volatility of similar companies in our industry. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. We do not currently pay dividends and have no plans to do so in the future. The forfeiture rate is based on our historical option forfeitures, as well as management’s expectation of future forfeitures based on current market conditions. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods.
     The following table summarizes information with respect to options outstanding at June 29, 2007 (in thousands):

Number of
Shares
Options outstanding at December 30, 2006	2,915
Granted	504
Exercised	(175)
Canceled	(15)

Options outstanding at June 29, 2007	3,229

     The following table summarizes the Company’s restricted stock award activity for the six months ended June 29, 2007 (in thousands):

Number of
Shares
Unvested restricted stock awards at December 30, 2006	31
Granted	25
Vested	(15)

Unvested restricted stock awards at June 29, 2007	41

     The Company also maintains an employee stock purchase plan (“ESPP”) that provides for the issuance of shares to all eligible employees of the Company at a discounted price. Under the ESPP, substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 95 percent of the fair market value of the Company’s stock at the end of each applicable purchase period. During the six months ended June 29, 2007 and June 30, 2006, the Company issued 8,203 and 13,739 shares, respectively, under the ESPP.
     On May 29, 2007, the Company awarded 25,000 shares of restricted stock to certain employees. The fair value of the shares was determined using the Company’s closing stock price on the date of grant. These shares fully vest on the one year anniversary from the date of grant. The total value of the Company’s unvested restricted stock awards as of June 29, 2007, is $390,000.
     Recently Issued Accounting Standards — In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances.

The Company has not yet determined the impact this interpretation will have on its financial position, results of operation and cash flows.
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
2. Acquisition
     In June 2006, the Company completed the acquisition of Sieger, a supplier of CMP modules and other critical subsystems to the semiconductor capital equipment, solar and flat panel industries. The total purchase price was approximately $53.5 million and was comprised of cash consideration of $32.4 million, including acquisition costs of $1.4 million, and stock consideration of $21.1 million for which the Company issued 2.6 million shares of its common stock. In accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”, the Company valued the common stock consideration based on the average closing sales price on the NASDAQ Global Market for two days before and two days after June 29, 2006, which was both the Company’s announcement date and transaction date for the acquisition.
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

Tangible assets, net	$10,894
Customer lists	13,800
Tradenames	800
Goodwill	27,957

Total	$53,451

3. Inventory, net
     Inventory, net, consisted of the following (in thousands):

	June 29,	December 29,
	2007	2006
Raw materials	$29,935	$30,234
Work in process	20,105	19,240
Finished goods	2,546	2,537

	52,586	52,011
Reserve for obsolescence	(4,225)	(4,097)

Total	$48,361	$47,914

4. Equipment and Leasehold Improvements, net
     Equipment and leasehold improvements, net, consisted of the following (in thousands):

	June 29,	December 29,
	2007	2006
Computer equipment and software	$5,883	$4,008
Furniture and fixtures	596	570
Machinery and equipment	6,318	6,201
Leasehold improvements	6,749	5,677

	19,546	16,456
Accumulated depreciation and amortization	(8,482)	(7,023)

Total	$11,064	$9,433

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

	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average
June 29, 2007	Amount	Amortization	Amount	Years
Customer list	$13,800	$(1,350)	$12,450	10.7
Tradenames	9,787	(800)	8,987	*

Total	$23,587	$(2,150)	$21,437

	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average
December 29, 2006	Amount	Amortization	Amount	Years
Customer list	$13,800	$(675)	$13,125	10.7
Tradenames	9,787	(800)	8,987	*

Total	$23,587	$(1,475)	$22,112

* Tradename associated with UCT-Sieger has a weighted average life of six months and, as of December 29, 2006, has been fully amortized. Tradename associated with Ultra Clean Technology Systems and Service, Inc. has an indefinite life.
     Amortization expense related to purchased intangibles was $0.3 million and $0.7 million for the three and six month periods ended June 29, 2007, respectively, and amortization expense was $0.0 for the three and six month periods ended June 30, 2006. The total expected future amortization related to purchased intangibles will be approximately $0.7 million, $1.4 million, $1.4 million, $1.3 million and $1.2 million for 2007 through 2011, respectively, and $6.4 million thereafter.
     The change in the carrying amount of goodwill during the six months ended June 29, 2007 is as follows (in thousands):

Net Carrying
Amount
Goodwill, as of December 30, 2006	$33,490
UCT-Sieger acquisition goodwill adjustments	550
Goodwill associated with the implementation of FIN 48 (see note 7)	208

Goodwill, as of June 29, 2007	$34,248
     Adjustments to UCT-Sieger acquisition goodwill for the six months ended June 29, 2007, related to adjustments to excess inventory of $504,000 and adjustments for professional services of $46,000.
6. Borrowing Arrangements
     In connection with the acquisition of Sieger in the second quarter of 2006, the Company entered into a borrowing arrangement and an equipment loan with two commercial banks. The loan agreement requires compliance with certain financial covenants, including a leverage and fixed charge coverage target. The loan agreement under the borrowing arrangement with one bank provides senior secured credit facilities in an aggregate principal amount of up to $32.5 million, consisting of a $25.0 million revolving line of credit ($10.0 million of which may be used for the issuance of letters of credit) and a $7.5 million term loan. The aggregate amount of the credit facilities is also subject to a borrowing base equal to 80% of eligible accounts receivable and is secured by substantially all of the Company’s assets. Each of the credit facilities will expire on June 29, 2009 and contains certain financial covenants, including minimum profitability and liquidity ratios. As of June 29, 2007, the Company was in compliance with all loan covenants. In addition, the term loan is subject to monthly amortization payments in 36 equal installments. Interest rates on outstanding loans under the credit facilities ranged from 7.5% to 8.3% per annum during the quarter ended June 29, 2007, and ranged from 7.5% to 8.0% per annum as of June 29, 2007. The equipment loan is a 5 year, $5.0 million loan that is secured by certain equipment. The interest rate on the equipment loan was 7.3% per annum as of June 29, 2007. The combined balance outstanding on the borrowing arrangement and equipment loan at June 29, 2007 was $28.9 million.
     Obligations under the loan agreement are secured by a lien on substantially all of the assets of our domestic subsidiaries. The obligations are guaranteed by us, and such guarantees are secured by a lien on substantially all of our assets.
7. Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on December 30, 2006. As a result of the implementation of FIN 48, the Company recorded a long-term tax liability of $827,000 for the recognition of excess tax benefits, which was accounted for as a decrease of $619,000 in retained earnings, including interest of $67,000, and an increase of $208,000 in goodwill as of December 30, 2006. The increase in goodwill is the result of certain tax benefits related to the acquisition of Ultra Clean Technology Systems and Service, Inc. in 2002.
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
     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share data):

	Three months ended		Six months ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Numerator:
Net income	$5,096	$3,957	$10,281	$6,088
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	21,253	18,335	21,204	17,656
Weighted average common shares outstanding subject to repurchase	(17)	(85)	(16)	(90)

Shares used in computing basic Net income per share	21,236	18,250	21,188	17,566
Shares used in computation — diluted:
Weighted average common shares outstanding	21,236	18,250	21,188	17,566
Dilutive effect of common shares outstanding subject to repurchase	17	85	16	90
Dilutive effect of options outstanding	792	833	808	846

Shares used in computing diluted Net income per share	22,045	19,168	22,012	18,502
Net income per share — basic	$0.24	$0.22	$0.49	$0.35
Net income per share — diluted	$0.23	$0.21	$0.47	$0.33
9. Related Party Transactions
     The Company leases a facility from an entity controlled by one of the Company’s executive officers. The Company incurred rent expense resulting from the lease of this facility of $63,000 and $125,000 for the three and six months ended June 29, 2007.

     The spouse of one of the Company’s executive’s is the sole owner of the Company’s primary travel agency. The Company incurred fees for travel-related services, including the cost of airplane tickets, of $146,000 and $215,000 for the respective three and six month periods ended June 29, 2007, and $83,000 and $140,000 for the three and six month periods ended June 30, 2006, respectively.
     The sister, son and sister-in-law of one of the Company’s executives work for the Company. For the three and six month periods ended June 29, 2007 aggregate salaries paid by the Company to the aforementioned individuals totaled $46,000 and $87,000, respectively.
10. Commitments and Contingencies
     At June 29, 2007, the Company had purchase commitments totaling $45.7 million that related primarily to the purchase of inventory.
     On September 2, 2005, the Company filed suit in the federal court for the Northern District of California against Celerity, Inc., or Celerity, seeking a declaratory judgment that the Company’s new substrate technology does not infringe certain of Celerity’s patents and/or that Celerity’s patents are invalid. On September 13, 2005, Celerity filed suit in the federal court of Delaware alleging that the Company infringed eight patents by developing and marketing products that use Celerity’s fluid distribution technology. The complaint by Celerity seeks injunction against future infringement of its patents and compensatory and treble damages. The Delaware litigation was transferred to the Northern District of California on October 19, 2005 and on December 12, 2005 was consolidated with the Company’s previously filed declaratory judgment action. The Court issued its claim construction order on September 29, 2006. The Company then filed motions for summary judgments of non-infringement and invalidity with the Court. The Court issued summary judgment in April 2007, dismissing four of Celerity’s patent infringement claims. In addition, Celerity had previously withdrawn two of its patent infringement claims. The case ultimately went to trial in June 2007, and, on June 25, 2007, a jury found that the Company did not infringe on one of the two remaining patents at issue but did infringe on the other. The jury awarded damages of $13,900 to Celerity. Management is currently reviewing legal alternatives including appealing the judgment. The Company does not expect the ruling to have a material impact on operating results or cash flows.
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
     Ultra Clean Holdings, Inc. was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Service, Inc. Ultra Clean Technology Systems and Service, Inc. was founded in 1991 by Mitsubishi Corporation and was operated as a subsidiary of Mitsubishi until November 2002, when it was acquired by Ultra Clean Holdings, Inc. Ultra Clean Holdings, Inc. became a publicly traded company in March 2004. In June 2006, we completed the acquisition of Sieger Engineering, Inc., a California corporation (“Sieger”). The total purchase price was approximately $53.5 million and was comprised of cash consideration of $32.4 million, including acquisition costs of $1.4 million, and stock consideration of $21.1 million. UCT-Sieger is a supplier of chemical mechanical planarization modules and other subsystems to the semiconductor and flat panel capital equipment industries. We believe that the acquisition has enhanced our strategic position as a semiconductor equipment subsystem supplier. We conduct our operating activities primarily through our four wholly-owned subsidiaries, Ultra Clean Technology Systems and Service, Inc., Ultra Clean Technology (Shanghai) Co., LTD, Ultra Clean Micro-Electronics Equipment (Shanghai) Co., LTD and UCT-Sieger.
     We have in the past considered and will continue to consider acquisitions that will enable us to expand our geographic presence, secure new customers and diversify into complementary products and markets as well as broaden our technological capabilities in semiconductor capital equipment manufacturing.
Financial Highlights
     Our operating results for the three and six months ended June 29, 2007 compared to the same periods in the prior year reflect increased demand for existing products, as well as our acquisition of Sieger, which was completed in June 2006. Our results for the three and six months ended June 30, 2006 include only one day of operations of UCT-Sieger. Sales for the three months ended June 29, 2007 were $104.7 million, an increase of $36.3 million, or 52.9%, from the same quarter of 2006. Gross profit in the second quarter of 2007 also increased to $15.8 million, or 15.1% of sales, from $10.7 million, or 15.6% of sales, in the second quarter of 2006. Total operating expenses in the second quarter of 2007 increased to $8.3 million, or 7.9% of sales, from $5.5 million, or 8.0% of sales, in the second quarter of 2006. Net income during the second quarter of 2007 increased to $5.1 million from $4.0 million in the second quarter of 2006 as a result of increased sales and gross profits experienced during the quarter, partially offset by higher operating expenses and income taxes.
     Results of Operations
     For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in our quarterly report.

	Three months ended		Six months ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	84.9%	84.4%	84.9%	85.0%

Gross profit	15.1%	15.6%	15.1%	15.0%
Operating expenses:
Research and development	0.7%	1.1%	0.8%	1.1%
Sales and marketing	1.3%	1.6%	1.3%	1.6%
General and administrative	5.9%	5.3%	5.9%	5.2%

Total operating expenses	7.9%	8.0%	8.0%	7.9%

Income from operations	7.2%	7.6%	7.1%	7.1%

Interest and other income (expense), net	(0.4)%	(0.0)%	(0.4)%	(0.4)%

Income before provision for income taxes	6.8%	7.6%	6.7%	6.7%
Income tax provision	1.9%	1.8%	1.9%	1.9%

Net income	4.9%	5.8%	4.8%	4.8%

Net Sales
     Sales in the second quarter of 2007 increased 52.9% to $104.7 million from $68.5 million in the second quarter of 2006. The increase from 2006 reflects an increase in critical subsystem sales of $15.3 million, or 42.3%, reflecting continued market penetration, and $20.9 million, or 57.7% of incremental revenue derived from the acquisition of UCT-Sieger. Sales for the six months ended June 29, 2007 increased $89.8 million, or 71.5%, to $215.5 million from $125.7 million for the six months ended June 30, 2006. The increase from 2006 reflects an increase in critical subsystem sales of $47.6 million, or 53.0%, reflecting continued market penetration, and $42.2 million, or 47.0% of incremental revenue derived from the acquisition of UCT-Sieger.
     Historically, a relatively small number of OEM customers have accounted for a significant portion of our sales. In the three and six months ended June 29, 2007 and June 30, 2006, three customers each accounted for 10% or more of our total sales: Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. As a group these three customers accounted for 83% of the Company’s sales for the three and six months ended June 29, 2007 and 91% of the Company’s sales for the three and six months ended June 30, 2006.
Gross Profit
     Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation associated with the design and manufacture of products sold. Gross profit for the three months ended June 29, 2007 increased to $15.8 million, or 15.1% of sales, from $10.7 million, or 15.6% of sales, for the same period in 2006. Gross profit for the six months ended June 29, 2007 increased to $32.6 million, or 15.1% of sales, from $18.9 million, or 15.0% of sales, for the same period in 2006. The increase in gross profit year over year is due primarily to higher sales volume as discussed above. The decrease in gross margin in the second quarter of 2007 compared to the same period in 2006 is primarily related to factory utilization.
Research and Development Expense
     Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the second quarter of 2007 was $0.8 million, or 0.7% of sales, compared with $0.7 million, or 1.1% of sales, for the same quarter of 2006. Research and development expense for the first six months of 2007 was $1.6 million, or 0.8% of sales, compared with $1.3 million, or 1.1% of sales, for the same period of 2006. The increase in dollars is due primarily to an increase in headcount and related expenses. The decrease as a percent of sales is due to an increase in sales in the three and six months ended June 29, 2007 compared to the same periods in the previous year.
Sales and Marketing Expense
     Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the second quarter of 2007 was $1.3 million, or 1.3% of sales, compared with $1.1 million, or 1.6% of sales, in the same quarter of 2006. Sales and marketing expense for the first six months of 2007 was $2.8 million, or 1.3% of sales, compared with $2.1 million, or 1.6% of sales, in the same period of 2006. The increase in dollars was due primarily to an increase in headcount and related expenses, including an increase in commissions resulting from higher sales in the three and six month periods ended June 29, 2007 compared to the same periods in the previous year.
General and Administrative Expense
     General and administrative expense consists primarily of salaries and overhead associated with our administrative staff and professional fees. General and administrative expense increased $2.5 million, or 69.9%, in the second quarter of 2007 to $6.2 million, or 5.9% of sales, compared with $3.6 million, or 5.3% of sales, in the same quarter of 2006. General and administrative expense increased $6.3 million, or 95.8%, in the first six months of 2007 to $12.8 million, or 5.9% of sales, compared with $6.5 million, or 5.2% of sales, in the same period of 2006. The increase is due to higher levels of accounting and consulting costs in connection with annual audit fees and Sarbanes-Oxley 404 compliance requirements, compensation and related expenses resulting from an increase in headcount due in part to the addition of UCT-Sieger, as well as an increase in legal fees related to a patent infringement lawsuit that went to trial in June 2007.

Interest and Other Income (Expense), net
     Interest and other income (expense), net for the second quarter and first six months of 2007 was $(0.5) million and $(1.0) million, respectively, compared to $(36,000) and $(0.5) million in the second quarter and first six months of 2006, respectively. The increase in net expense is primarily attributable to interest costs associated with borrowings to support the Sieger acquisition in June 2006.
Income Tax Provision
     Our effective tax rate for the first six months of 2007 was 28.7% compared to 30.8% for the year ended December 29, 2006. The decrease in 2007 reflects, primarily, a change in the geographic mix of worldwide earnings and financial results for fiscal year 2007 compared with fiscal year 2006, as a higher portion of our income is being generated from our Shanghai facility. There is no impact on the Company’s estimated effective tax rate for 2007 from the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).
     Liquidity and Capital Resources
     As of June 29, 2007, we had cash and cash equivalents of $19.9 million compared to $23.3 million as of December 29, 2006.
     Net cash provided by operating activities for the six months ended June 29, 2007 increased to $1.0 million from net cash used in operating activities of $5.7 million in the comparable period of fiscal 2006. The increase is due primarily to higher net income of $4.2 million, adjusted to exclude the effect of non-cash charges including depreciation and amortization expense of $1.2 million and stock-based compensation expense of $0.8 million, which was partially offset by increases in accounts receivable, inventories and other liabilities and decreases in accounts payable and income taxes payable.
     Cash used in investing activities for the six months ended June 29, 2007 decreased to $3.1 million from $28.6 million in the comparable period of fiscal 2006. Purchases of equipment and leasehold improvements increased $2.1 million due primarily to spending related to the implementation of our new ERP system and leasehold improvements in our Shanghai facility. This increase was offset by a decrease of $27.6 million related to cash used in the Sieger acquisition in June 2006.
     Net cash used in financing activities for the six months ended June 29, 2007 increased to $1.3 million from cash provided by financing activities of $42.6 million in the comparable period of fiscal 2006. The increase in cash used in financing activities is attributable primarily to principal payments on bank debt of $2.7 million during 2007 offset by a decrease in cash provided by bank borrowings of $31.2 million related to the acquisition of Sieger in June 2006 and a decrease of $10.5 million related to common stock issued in a secondary offering to the public in the first quarter of 2006.
     In connection with our acquisition of Sieger in the second quarter of 2006, we entered into a borrowing arrangement and an equipment loan. The loan and security agreement (“Loan Agreement”) provides senior secured credit facilities in an aggregate principal amount of up to $32.5 million, consisting of a $25 million revolving line of credit ($10 million of which may be used for the issuance of letters of credit) and a $7.5 million term loan. The aggregate amount of the credit facilities is also subject to a borrowing base equal to 80% of eligible accounts receivable and is secured by substantially all of our assets. Each of the credit facilities will expire on June 29, 2009 and contains certain financial covenants, including minimum profitability and liquidity ratios. In addition, the term loan is subject to monthly amortization payments in 36 equal installments. Interest rates on outstanding loans under the credit facilities ranged from 7.5% to 8.3% per annum during the quarter ended June 29, 2007 and ranged from 7.5% to 8.0% per annum as of June 29, 2007. The equipment loan is a 5-year, $5 million loan that is secured by certain equipment. The interest rate on the equipment loan was 7.3% as of June 29, 2007. The combined balance outstanding on the borrowing arrangement and equipment loan at June 29, 2007 was $28.9 million.
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
     The following table summarizes our future minimum lease payments and principal payments under debt obligations as of June 29, 2007 (in thousands):

	Remainder
	of 2007	2008	2009	2010	2011	2012	Total
Capital Lease(1)	$30	$33	$12	$—	$—	$—	$75
Operating Lease(2)	1,112	1,634	1,183	418	215	595	5,157
Borrowing arrangements	1,868	3,367	22,185	1,008	443	—	28,871

Total(3)	$3,010	$5,034	$23,380	$1,426	$658	$595	$34,103

(1)	Capital lease obligations presented in this table are presented net of interest (in thousands) of $2, $1 and $0 for the years ended December 28, 2007, December 26, 2008 and thereafter, respectively.

(2)	Operating lease expense reflects the fact that (a) the lease for our headquarters facility in Menlo Park, California expires on December 31, 2007; (b) the lease for a manufacturing facility in Portland, Oregon expires on October 31, 2010; (c) the leases for manufacturing facilities in South San Francisco expire in 2007, 2008, 2009 and 2010; (d) three leases for manufacturing facilities in Austin, Texas that expire on February 29, 2008 and August 31, 2009. We expect to enter into a new lease for our headquarters facility. We have options to renew certain of the leases in South San Francisco, which we expect to exercise. Operating lease expense set forth above is expected to increase upon entering into a new lease or renewal of existing leases.

(3)	We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on December 30, 2006. As a result of the implementation of FIN 48, we recorded an additional tax liability of $827,000 to offset the recognition of previously recorded excess tax benefits. Because of the uncertainty surrounding the future payment of these liabilities, the amounts have been excluded from the table above.
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
Equity Incentives to Employees
     On December 31, 2005, we began to account for our employee stock purchase plan (“ESPP”) and employee stock-based compensation plan in accordance with the provisions of Statement of Financial Account Standards 123(R) “Accounting for Stock-Based Compensation,” (“SFAS 123(R)”), which requires recognition of the fair value of stock-based compensation. The fair value of stock options was estimated using a Black-Scholes option valuation model. This methodology requires the use of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility and the estimated life of each award. The fair value of stock-based compensation awards less the estimated forfeitures is amortized over the service period of the award, and we have elected to use the straight-line method. We make quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies that require recognition in the consolidated income statements.
Recently Issued Accounting Standards
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities . SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company has not yet determined the impact this interpretation will have on its financial position, results of operation and cash flows.
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
Foreign Exchange Rates
     We do not make material sales in currencies other than the United States Dollar or have material purchase obligations outside of the United States, except in China where we have purchase commitments totaling $5.1 million in United States Dollar equivalents. We have performed a sensitivity analysis assuming a hypothetical 10-percent movement in foreign currency exchange rates applied to the underlying exposure described above. As of June 29, 2007, the analysis indicated that such market movements would not have a material effect on our business, financial condition or results of operations. Although we do not anticipate any significant fluctuations, there can be no assurance that foreign currency exchange risk will not have a material impact on our financial position, results of operations or cash flow in the future.
Interest Rates
     Our interest rate risk relates primarily to our third party debt which totals $28.9 million and carries interest rates pegged to the LIBOR and PRIME rates. An immediate increase in interest rates of 100 basis points would increase our interest expense by approximately $0.1 million per quarter. This would be partially offset by increased interest income on our invested cash. Conversely, an immediate decline of 100 basis points in interest rates would decrease our interest expense by approximately $0.1 million per quarter. This would be partially offset by decreased interest income on our invested cash.
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     On September 2, 2005, we filed suit in the federal court for the Northern District of California against Celerity, Inc., or Celerity, seeking a declaratory judgment that our new substrate technology does not infringe certain of Celerity’s patents and/or that Celerity’s patents are invalid. On September 13, 2005, Celerity filed suit in the federal court of Delaware alleging that we have infringed eight patents by developing and marketing products that use Celerity’s fluid distribution technology. The complaint by Celerity seeks injunction against future infringement of its patents and compensatory and treble damages. The Delaware litigation was transferred to the Northern District of California on October 19, 2005 and on December 12, 2005 was consolidated with our previously filed declaratory judgment action. The Court issued its claim construction order on September 29, 2006. We then filed motions for summary judgments of non-infringement and invalidity with the Court. The Court issued summary judgment in April 2007, dismissing four of Celerity’s patent infringement claims. In addition, Celerity had previously withdrawn two of its patent infringement claims. The case ultimately went to trial in June 2007, and, on June 25, 2007, a jury found that UCT did not infringe on one of the two remaining patents at issue but did infringe on the other. The jury awarded damages of $13,900 to Celerity. Management is currently reviewing legal alternatives including appealing the judgment. We do not expect the ruling to have a material impact on operating results or cash flows.
     From time to time, we are also subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business.
ITEM 1A. Risk Factors
The highly cyclical nature of the semiconductor capital equipment industry and general economic slowdowns could harm our operating results.
     Our business and operating results depend in significant part upon capital expenditures by manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors. Historically, the semiconductor industry has been highly cyclical, with recurring periods of over-supply of semiconductor products that have had a severe negative effect on the demand for capital equipment used to manufacture semiconductors. We have experienced and anticipate that we will continue to experience significant fluctuations in customer orders for our products. Our sales were $215.5 million for the first six months of 2007 (of which $42.8 million related to Sieger), $337.2 million for the year ended 2006 (of which $55.6 million related to Sieger) and $147.5 million for the year ended 2005. Historically, semiconductor industry slowdowns have had, and future slowdowns may have, a material adverse effect on our operating results.
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
     A relatively small number of OEM customers has historically accounted for a significant portion of our sales, and we expect this trend to continue. Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. as a group accounted for 83% of our sales in the first six months of 2007, 86% of our sales for the year ended 2006, and 89% of our sales for the year ended 2005. Because of the small number of OEMs in our industry, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers. Consolidation among our customers or a decision by any one or more of our customers to outsource all or most manufacturing and assembly work to a single equipment manufacturer may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on an even smaller number of customers.
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
     We have a significant amount of outstanding indebtedness. At June 29, 2007, our long-term debt was $25.4 million and our short-term debt was $3.5 million, for an aggregate total of $28.9 million. Our loan agreement requires compliance with certain financial covenants, including a leverage and fixed charge coverage target. The covenants contained in our line of credit with the bank also restrict our ability to take certain actions, including our ability to:
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
We may experience difficulties with our new ERP system which could impact our financial reporting.
     We may experience difficulties with our new enterprise resource planning (“ERP”) system which we are currently implementing. This could disrupt our ability to timely and accurately process and report key components of the results of our consolidated operations, our financial position and cash flows. Any disruptions or difficulties that may occur in connection with this new ERP system could also adversely affect our ability to complete the evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. System failure or malfunctioning may result in disruption of operations and the inability to process transactions and could adversely affect our financial results.
We have established, and intend to expand, our operations in China, which exposes us to risks associated with operating in a foreign country.
     We are expanding our operations in China. Total assets in China at June 29, 2007 and June 30, 2006 were $20.9 million and $14.2 million, respectively.
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
     We received a claim of infringement from Celerity, Inc., and we may receive notices of other such claims in the future. In addition, we may be unaware of intellectual property rights of others that may be applicable to our products. Any litigation regarding patents or other intellectual property could be costly and time-consuming and divert our management and key personnel from our business operations, any of which could have a material adverse effect on our business and results of operations. The complexity of the technology involved in our products and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement may also require us to enter into costly license agreements. However, we may not be able to obtain licenses on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against the development, manufacture and sale of certain of our products if any such claims prove successful.
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
     Our ability to execute our business plan successfully in a rapidly evolving market requires an effective planning and management process. We have increased, and plan to continue to increase, the scope of our operations. Our year-to-date revenues in 2007 increased 71.5% over year-to-date revenues in 2006, and our 2006 revenues increased 128.6% over our 2005 revenues, in significant part due to the acquisition of Sieger. Due to the cyclical nature of the semiconductor industry, however, future growth is difficult to predict. Our expansion efforts could be expensive and may strain our managerial and other resources. To manage future growth effectively, we must maintain and enhance our financial and operating systems and controls and manage expanded operations. Although we occasionally experience reductions in force, over time the number of people we employ has generally grown and we expect this number to continue to grow when our operations expand. The addition and training of new employees may lead to short-term quality control problems and place increased demands on our management and experienced personnel. If we do not manage growth properly, our business, operating results and financial condition could be adversely affected.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
ITEM 3. Defaults Upon Senior Securities
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders
We held our Annual Meeting of Stockholders on May 31, 2007. At the meeting, our stockholders voted on the following two proposals and cast their votes as follows to approve such proposals:
Proposal 1: The stockholders elected each of the following persons as a director to hold office until our 2008 Annual Meeting of Stockholders or until such director’s earlier retirement, resignation or removal:

Director’s Name	Votes For	Votes Withheld
Brian R. Bachman	16,369,522	899,636
Susan H. Billat	16,361,422	907,736
Kevin C. Eichler	16,491,075	778,083
Clarence L. Granger	15,809,223	1,459,935
David T. ibnAle	15,924,401	1,344,757
Leonid Mezhvinsky	16,491,109	778,049
Thomas M. Rohrs	10,575,265	6,693,893
Proposal 2: Stockholders ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ended December 28, 2007 with 17,053,630 affirmative votes, 81,504 negative votes and 134,024 votes abstaining.
ITEM 5. Other Information
     None.
ITEM 6. Exhibits
     (a) Exhibits
     The following exhibits are filed with this current Report on Form 10-Q for the quarter ended June 29, 2007:

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

Date: August 8, 2007

	By:	/s/ Clarence L. Granger

Name: Clarence L. Granger Title: Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2007

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