Form 10-Q
period 2007-09-28
ULTRA CLEAN HOLDINGS INC
filed 2007-11-07
CIK 1275014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2007
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
Yes ☐       No ☑
     Number of shares outstanding of the issuer’s common stock as of October 31, 2007: 21,512,379.

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 28	December 29,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,038	$23,321
Accounts receivable, net of allowance of $372 and $287, respectively	42,861	44,543
Inventory, net	51,189	47,914
Deferred income taxes	4,855	4,186
Prepaid expenses and other	3,240	1,303

Total current assets	130,183	121,267

Equipment and leasehold improvements, net	11,468	9,433
Other long-term assets:
Goodwill	34,248	33,490
Purchased intangibles	21,100	22,112
Other non-current assets	847	745

Total assets	$197,846	$187,047

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$3,559	$4,206
Accounts payable	33,566	37,583
Accrued compensation and related benefits	4,120	4,021
Capital lease obligations, current portion	38	61
Income taxes payable	—	2,355
Other current liabilities	2,907	1,454

Total current liabilities	44,190	49,680

Long-term debt	24,484	27,358
Deferred and other tax liabilities	2,953	2,523
Capital lease obligations and other liabilities	283	318

Total liabilities	71,910	79,879

Commitments and contingencies (See note 10)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding
Common stock — $0.001 par value, 90,000,000 authorized; 21,499,248 and 21,080,540 shares issued and outstanding, in 2007 and 2006, respectively	87,611	82,046
Retained earnings	38,325	25,122

Total stockholders’ equity	125,936	107,168

Total liabilities and stockholders’ equity	$197,846	$187,047

(See notes to condensed consolidated financial statements.)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited; in thousands, except per share data)

	Three months ended		Nine months ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Sales	$95,535	$104,065	$311,049	$229,729
Cost of goods sold	82,165	88,694	265,106	195,457

Gross profit	13,370	15,371	45,943	34,272

Operating expenses:
Research and development	648	806	2,275	2,137
Sales and marketing	1,494	1,231	4,253	3,311
General and administrative	5,700	5,284	18,479	11,811

Total operating expenses	7,842	7,321	25,007	17,259

Income from operations	5,528	8,050	20,936	17,013

Interest and other income (expense), net	(460)	(616)	(1,450)	(1,139)

Income before provision for income taxes	5,068	7,434	19,486	15,874
Income tax provision	1,527	1,874	5,664	4,226

Net income	$3,541	$5,560	$13,822	$11,648

Net income per share:
Basic	$0.17	$0.27	$0.65	$0.63
Diluted	$0.16	$0.25	$0.63	$0.59
Shares used in computing net income per share:
Basic	21,366	20,737	21,240	18,600
Diluted	22,166	21,879	22,088	19,624
(See notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine months ended
	September 28, 2007	September 29, 2006
Cash flows from operating activities:
Net income	$13,822	$11,648
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,410	2,388
Deferred income tax	(1,066)	(404)
Excess tax benefit from stock-based compensation	(1,083)	(655)
Stock-based compensation	2,395	1,277
Changes in assets and liabilities:
Accounts receivable	1,682	(14,515)
Inventory	(3,780)	(15,993)
Prepaid expenses and other	(712)	337
Other non-current assets	(102)	(10)
Accounts payable	(4,036)	13,015
Accrued compensation and related benefits	99	1,136
Income taxes payable (receivable)	(3,580)	—
Other liabilities	2,527	92

Net cash provided by (used in) operating activities	9,576	(1,684)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(4,413)	(2,243)
Net cash used in acquisition	(46)	(28,812)

Cash used in investing activities	(4,459)	(31,055)

Cash flows from financing activities:
Principal payments on capital lease obligations	(48)	(28)
Proceeds from bank borrowings	—	30,078
Principal payments on long-term debt	(3,521)	(696)
Excess tax benefit from stock-based compensation	1,083	655
Proceeds from issuance of common stock	2,086	10,990

Net cash provided by (used in) financing activities	(400)	40,999

Net increase in cash	4,717	8,260
Cash and cash equivalents at beginning of period	23,321	10,663

Cash and cash equivalents at end of period	$28,038	$18,923

Supplemental cash flow information:
Income taxes paid	$7,795	$3,610

Interest paid	$1,748	$722

Non-cash investing and financing activities:
Common stock issued in acquisition	$—	$20,072

(See notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization, Basis of Presentation and Significant Accounting Policies
     Organization - Ultra Clean Holdings, Inc. (the “Company”) is a developer and supplier of critical subsystems, primarily for the semiconductor capital equipment industry, including gas delivery systems, chemical mechanical planarization (“CMP”) subsystems, chemical delivery modules, frame and top plate assemblies and process modules. The Company’s products improve efficiency and reduce the costs of our customers’ design and manufacturing processes. The Company’s customers are primarily original equipment manufacturers (“OEMs”) of semiconductor capital equipment. On June 29, 2006, the Company completed the acquisition of Sieger Engineering, Inc. (“Sieger”) which was renamed UCT-Sieger Engineering LLC (“UCT-Sieger”).
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
     The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended December 29, 2006, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2007. The Company’s results of operations for the three and nine months ended September 28, 2007 are not necessarily indicative of the results to be expected for any future periods.
     Use of Accounting Estimates - The presentation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. Actual amounts may differ from those estimates.
     Concentration of Credit Risk - Financial instruments which subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company sells its products to semiconductor capital equipment manufacturers in the United States. The Company performs credit evaluations of its customers’ financial condition and generally requires no collateral.
     The Company had significant sales to three customers, each accounting for 10% or more of total sales during the quarter: Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. As a group these three customers accounted for 85% and 83% of the Company’s sales for the three and nine month periods ended September 28, 2007, and 83% and 87% of the Company’s sales for the three and nine month periods ended September 29, 2006, respectively.
     Fiscal Year — The Company uses a 52-53 week fiscal year ending on the Friday nearest December 31. In 2007, the Company’s first, second, and third fiscal quarters ended on March 30, June 29, and September 28, respectively, and in 2006, the Company’s first, second, and third fiscal quarters ended on March 31, June 30, and September 29, respectively. All references to quarters refer to fiscal quarters and all references to years refer to fiscal years.
     Comprehensive Income — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”, the Company reports the change in its net assets from non-owner sources during the period by major components and as a single total. Comprehensive income for both the three and nine month periods ended September 28, 2007 and September 29, 2006, respectively, was the same as net income.

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
     On December 30, 2006, the Company adopted the provision of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires that the Company recognize in the condensed consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for recognized tax benefits in the accompanying balance sheets along with any associated interest that would be payable to the taxing authorities upon examination (See note 7).
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

	Nine months ended
	September 28,	September 29,
	2007	2006
Beginning balance	$344	$76
Additions related to sales	93	163
Warranty claims	(209)	(139)

Ending balance	$228	$100

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
     On December 31, 2005, the Company implemented the provisions of SFAS No. 123(R), “Share-Based Payments” (“SFAS 123(R)”), using the modified prospective transition method. SFAS 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. Using the modified prospective transition method of adopting SFAS 123(R), the Company began recognizing compensation expense for equity-based awards granted after December 31, 2005 plus unvested awards granted prior to December 31, 2005. Under this method of implementation, no restatement of prior periods has been made. The following table shows the Company’s stock-based compensation expense included in the condensed consolidated income statements (in thousands):

	Three months ended		Nine months ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Cost of sales	$271	$112	$678	$275
Research and development	2	25	95	59
Sales and marketing	98	32	154	80
General and administrative	441	328	1,269	712

	812	497	2,196	1,126
Income tax benefit	(246)	(154)	(639)	(349)

Total stock-based compensation expense	$566	$343	$1,557	$777

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

	Three months ended		Nine months ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	50.0%	50.0%	50.0%	50.0%
Risk-free interest rate	4.3%	4.9%	4.6%	4.9%
Forfeiture rate	11.0%	12.0%	11.0%	12.0%
Expected life (in years)	5.0	4.9	5.0	4.9
     The weighted average estimated fair values of employee stock option grants for the three and nine months ended September 28, 2007 were $14.25 and $14.87, respectively. The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of the Company’s historical volatility and the volatility of similar companies in our industry. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The Company does not currently pay dividends and has no plans to do so in the future. The forfeiture rate is based on the Company’s historical option forfeitures, as well as management’s expectation of future forfeitures based on current market conditions. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods.
     The following table summarizes information with respect to options outstanding at September 28, 2007 (in thousands):

Number of
Shares
Options outstanding at December 30, 2006	2,915
Granted	505
Exercised	(385)
Canceled	(57)

Options outstanding at September 28, 2007	2,978

     The following table summarizes the Company’s restricted stock award activity for the nine months ended September 28, 2007 (in thousands):
Number of
Shares
Unvested restricted stock awards at December 30, 2006	31
Granted	25
Vested	(15)

Unvested restricted stock awards at September 28, 2007	41

     The Company also maintains an employee stock purchase plan (“ESPP”) that provides for the issuance of shares to all eligible employees of the Company at a discounted price. Under the ESPP, substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 95 percent of the fair market value of the Company’s stock at the end of each applicable purchase period. During the nine months ended September 28, 2007 and September 29, 2006, the Company issued 8,203 and 13,739 shares, respectively, under the ESPP.
     On May 29, 2007, the Company awarded 25,000 shares of restricted stock to its outside directors. The fair value of the shares was determined using the Company’s closing stock price on the date of grant. These shares fully vest on the one year anniversary from the date of grant. The total unamortized expense of the Company’s unvested restricted stock awards as of September 28, 2007, is $278,000.
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

Nine months ended
September 29,
2006
Sales	$289,741
Net income	$14,865
Basic net income per share	$0.80
Diluted net income per share	$0.76
3. Inventory, net
     Inventory, net, consisted of the following (in thousands):

	September 28,	December 29,
	2007	2006
Raw materials	$33,718	$30,234
Work in process	19,022	19,240
Finished goods	2,801	2,537

	55,541	52,011
Reserve for obsolescence	(4,352)	(4,097)

Total	$51,189	$47,914

4. Equipment and Leasehold Improvements, net
     Equipment and leasehold improvements, net, consisted of the following (in thousands):

	September 28,	December 29,
	2007	2006
Computer equipment and software	$6,156	$4,008
Furniture and fixtures	591	570
Machinery and equipment	7,020	6,201
Leasehold improvements	6,836	5,677

	20,603	16,456
Accumulated depreciation and amortization	(9,135)	(7,023)

Total	$11,468	$9,433

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

	Gross
	Carrying	Accumulated	Net Carrying	Weighted Average
September 28, 2007	Amount	Amortization	Amount	Years
Customer list	$13,800	$(1,687)	$12,113	10.7
Tradenames	9,787	(800)	8,987	*

Total	$23,587	$(2,487)	$21,100

	Gross
	Carrying	Accumulated	Net Carrying	Weighted Average
December 29, 2006	Amount	Amortization	Amount	Years
Customer list	$13,800	$(675)	$13,125	10.7 Years
Tradenames	9,787	(800)	8,987	*

Total	$23,587	$(1,475)	$22,112

*	Tradename associated with UCT-Sieger has a weighted average life of six months and, as of December 29, 2006, has been fully amortized. Tradename associated with Ultra Clean Technology Systems and Service, Inc. has an indefinite life.
     Amortization expense related to purchased intangibles was $0.3 million and $1.0 million for the three and nine month periods ended September 28, 2007, respectively, and amortization expense was $0.7 million for the three and nine month periods ended September 29, 2006. The total expected future amortization related to purchased intangibles will be approximately $0.3 million, $1.4 million, $1.4 million, $1.3 million and $1.2 million for 2007 through 2011, respectively, and $6.4 million thereafter.
     The change in the carrying amount of goodwill during the nine months ended September 28, 2007 is as follows (in thousands):

Net Carrying
Amount
Goodwill, as of December 30, 2006	$33,490
UCT-Sieger acquisition goodwill adjustments	550
Goodwill associated with the implementation of FIN 48 (see note 7)	208

Goodwill, as of September 28, 2007	$34,248

     Adjustments to UCT-Sieger acquisition goodwill for the nine months ended September 28, 2007, related to adjustments to excess inventory of $504,000 and adjustments for professional services of $46,000.
6. Borrowing Arrangements
     In connection with the acquisition of Sieger in the second quarter of 2006, the Company entered into a borrowing arrangement and an equipment loan with two commercial banks. The loan agreement requires compliance with certain financial covenants, including a leverage and fixed charge coverage target. The loan agreement under the borrowing arrangement with one bank provides senior secured credit facilities in an aggregate principal amount of up to $32.5 million, consisting of a $25.0 million revolving line of credit ($10.0 million of which may be used for the issuance of letters of credit) and a $7.5 million term loan. The aggregate amount of the credit facilities is also subject to a borrowing base equal to 80% of eligible accounts receivable and is secured by substantially all of the Company’s assets. Each of the credit facilities will expire on June 29, 2009 and contains certain financial covenants, including minimum profitability and liquidity ratios. As of September 28, 2007, the Company was in compliance with all loan covenants. In addition, the term loan is subject to monthly amortization payments in 36 equal installments. Interest rates on outstanding loans under the credit facilities ranged from 7.0% to 7.5% per annum during the quarter ended September 28, 2007, and were 7.0% as of September 28, 2007.

The equipment loan is a 5 year, $5.0 million loan that is secured by certain equipment. The interest rate on the equipment loan was 7.6% per annum as of September 28, 2007. The combined balance outstanding on the borrowing arrangement and equipment loan at September 28, 2007 was $28.0 million.
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
     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share data):

	Three months ended		Nine months ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
Numerator:
Net income	$3,541	$5,560	$13,822	$11,648
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	21,393	20,822	21,267	18,689

Weighted average common shares outstanding subject to repurchase	(27)	(85)	(27)	(89)

Shares used in computing basic Net income per share	21,366	20,737	21,240	18,600
Shares used in computation — diluted:
Shares used in computing basic Net income per share	21,366	20,737	21,240	18,600
Dilutive effect of common shares outstanding subject to repurchase	27	85	27	89
Dilutive effect of options outstanding	773	1,057	821	935

Shares used in computing diluted Net income per share	22,166	21,879	22,088	19,624
Net income per share — basic	$0.17	$0.27	$0.65	$0.63
Net income per share — diluted	$0.16	$0.25	$0.63	$0.59

9. Related Party Transactions
     The Company leases a facility from an entity controlled by one of the Company’s executive officers. The Company incurred rent expense resulting from the lease of this facility of $63,000 and $188,000 for the three and nine months ended September 28, 2007, respectively, and $59,600 for the three and nine months ended September 29, 2006.
     The spouse of one of the Company’s executive’s is the sole owner of the Company’s primary travel agency. The Company incurred fees for travel-related services, including the cost of airplane tickets, of $70,000 and $285,000 for the respective three and nine month periods ended September 28, 2007, and $63,000 and $203,000 for the three and nine month periods ended September 29, 2006, respectively.
     The sister, son and sister-in-law of one of the Company’s executives work for the Company. For the three and nine month periods ended September 28, 2007 aggregate salaries paid by the Company to the aforementioned individuals totaled $42,000 and $129,000, respectively, and $44,000 for the three and nine month periods ended September 29, 2006, respectively.
10. Commitments and Contingencies
     The current lease for the Company’s corporate headquarters in Menlo Park expires on December 31, 2007. In September 2007, the Company entered into a facility lease agreement for approximately 104,000 square feet of office space in Hayward, California and plans to move into the new facility in the second quarter of 2008. In lieu of a cash security deposit, the Company established an irrevocable standby letter of credit in the amount of $156,000 naming the landlord of the new facility as the beneficiary. Pursuant to the lease agreement, the Company will receive approximately $4.1 million in tenant improvement allowances and incentives as well as $1.2 million in rent abatements over the first two years of the lease. The operating lease term for the new facility will commence on February 15, 2008, and will continue through February 14, 2015, with minimum monthly lease payments beginning at $119,000 and escalating annually after the first two years. The Company’s total future minimum lease payments over the term of the lease will be approximately $10.2 million.
     At September 28, 2007, the Company had purchase commitments totaling $48.8 million that related primarily to the purchase of inventory.
     On September 2, 2005, the Company filed suit in the federal court for the Northern District of California against Celerity, Inc., or Celerity, seeking a declaratory judgment that the Company’s new substrate technology does not infringe certain of Celerity’s patents and/or that Celerity’s patents are invalid. On September 13, 2005, Celerity filed suit in the federal court of Delaware alleging that the Company infringed eight patents by developing and marketing products that use Celerity’s fluid distribution technology. The complaint by Celerity seeks injunction against future infringement of its patents and compensatory and treble damages. The Delaware litigation was transferred to the Northern District of California on October 19, 2005 and on December 12, 2005 was consolidated with the Company’s previously filed declaratory judgment action. The Court issued its claim construction order on September 29, 2006. The Company then filed motions for summary judgments of non-infringement and invalidity with the Court. The Court issued summary judgment in April 2007, dismissing four of Celerity’s patent infringement claims. In addition, Celerity had previously withdrawn two of its patent infringement claims. The case ultimately went to trial in June 2007, and, on June 25, 2007, a jury found that the Company did not infringe on one of the two remaining patents at issue but did infringe on the other. The jury awarded damages of $13,900 to Celerity. The Company has requested and the United States Patent and Trademark Office (USPTO) has granted the Company’s request and agreed to re-examine the one Celerity patent that the Company was found to infringe. The review process is currently under way by the USPTO, and the Company is proceeding with a redesign of the product that was found to infringe the Celerity patent. Management is currently reviewing legal alternatives including appealing the judgment. The Company does not expect the ruling to have a material impact on operating results or cash flows.

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
     Overview
     We are a leading developer and supplier of critical subsystems, primarily for the semiconductor capital equipment and flat panel display industry. We develop, design, prototype, engineer, manufacture and test subsystems which are highly specialized and tailored to specific steps in the semiconductor manufacturing process. Our revenue is derived primarily from the sale of critical subsystems related to semiconductor manufacturing equipment, and include gas delivery subsystems, chemical delivery modules, top-plate assemblies, frame assemblies, chemical mechanical planarization (“CMP”) subsystems, and process modules.
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
Financial Highlights
     Our operating results for the three and nine months ended September 28, 2007 compared to the same periods in the prior year reflect a decrease in demand of our products as a result of an overall slowdown in the semiconductor capital equipment market. Our results for the three and nine month periods ended September 29, 2006, include the results of the acquisition of UCT-Sieger, which was completed in June 2006. As such, our operating results for the three and nine months ended September 29, 2006, include three months, and one day and three months, respectively, of the operating results of UCT-Sieger. Sales for the three months ended September 29, 2007 were $95.5 million, a decrease of $8.5 million, or 8.2%, from the same quarter of 2006. Gross profit in the third quarter of 2007 also decreased to $13.4 million, or 14.0% of sales, from $15.4 million, or 14.8% of sales, in the third quarter of 2006. Total operating expenses in the third quarter of 2007 increased to $7.8 million, or 8.2% of sales, from $7.3 million, or 7.1% of sales, in the third quarter of 2006. Net income during the third quarter of 2007 decreased to $3.5 million from $5.6 million for the comparable period in 2006 as a result of higher operating expenses, and decreased sales and gross profits experienced during the current quarter.
     Results of Operations
     For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in our quarterly report.

	Three months ended		Nine months ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	86.0%	85.2%	85.2%	85.1%

Gross profit	14.0%	14.8%	14.8%	14.9%
Operating expenses:
Research and development	0.7%	0.8%	0.7%	0.9%
Sales and marketing	1.6%	1.2%	1.4%	1.4%
General and administrative	5.9%	5.1%	5.9%	5.2%

Total operating expenses	8.2%	7.1%	8.0%	7.5%

Income from operations	5.8%	7.7%	6.8%	7.4%

Interest and other income (expense), net	(0.5)%	(0.6)%	(0.5)%	(0.5)%

Income before provision for income taxes	5.3%	7.1%	6.3%	6.9%
Income tax provision	1.6%	1.8%	1.9%	1.8%

Net income	3.7%	5.3%	4.4%	5.1%

Net Sales
     Sales in the third quarter of 2007 decreased 8.2% to $95.5 million from $104.1 million in the third quarter of 2006. The decrease in sales reflects the decrease in demand resulting from the overall slowdown in the semiconductor capital equipment market. Of the $8.5 million quarterly sales decrease from the comparable period in 2006, sales of critical subsystems contributed $3.4 million, or 40.0% and sales from UCT-Sieger contributed $5.1 million, or 60.0%, in part due to a decrease in demand for precision machining products. Sales for the nine months ended September 28, 2007 increased $81.3 million, or 35.4%, to $311.0 million from $229.7 million for the nine months ended September 29, 2006. The increase from 2006 revenue is comprised of $43.8 million of critical subsystem sales, which represent 53.9% of the incremental revenue for the period. Also contributing to our increased sales for the nine months ended September, 28, 2007, was $66.3 million of revenue derived from UCT-Sieger, which increased 130.0% from $28.8 million for the three months and one day results of operations included in the comparable period of 2006.
     Historically, a relatively small number of OEM customers have accounted for a significant portion of our sales. In the three and nine months ended September 28, 2007 and September 29, 2006, three customers each accounted for 10% or more of our total sales: Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. As a group these three customers accounted for 85% and 83% of our sales for the respective three and nine month periods ended September 28, 2007, and 83% and 87% of our sales for the three and nine months ended September 29, 2006, respectively.

Gross Profit
     Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold. Gross profit for the three months ended September 28, 2007 decreased to $13.4 million, or 14.0% of sales, from $15.4 million, or 14.8% of sales, for the same period in 2006. Our gross margin for the three month period ended September 28, 2007 decreased from the comparable three month period in 2006 due to competitive pressure to lower the pricing of our products. Gross profit for the nine months ended September 28, 2007, increased $45.9 million from $34.3 million for the same period in 2006. As a percentage of sales, gross profit remained relatively flat at 14.8% and 14.9% for the nine month periods ended 2007 and 2006, respectively. In order to meet demand while also improving gross margin, we intend to reduce materials and overhead costs by transferring additional production to our Shanghai facilities which maintain a lower cost base.
Research and Development Expense
     Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the third quarter of 2007 was $0.6 million, or 0.7% of sales, compared with $0.8 million, or 0.8% of sales, for the same quarter of 2006. Research and development expense for the nine months of 2007 was $2.3 million, or 0.7% of sales, compared with $2.1 million, or 0.9% of sales, for the same period of 2006. The increase in dollars for the nine months of 2007 is due primarily to an increase in headcount and related expenses, whereas the decrease as a percent of sales is due to an increase in sales in the nine months ended September 28, 2007 compared to the same period in the prior year.
Sales and Marketing Expense
     Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the third quarter of 2007 was $1.5 million, or 1.6% of sales, compared with $1.2 million, or 1.2% of sales, in the same quarter of 2006. Sales and marketing expense for the nine months of 2007 was $4.3 million, or 1.4% of sales, compared with $3.3 million, or 1.4% of sales, in the same period of 2006. The increase in dollars during the three and nine month periods is due primarily to an increase in headcount and related costs.
General and Administrative Expense
     General and administrative expense consists primarily of salaries and overhead associated with our administrative staff and professional fees. General and administrative expense increased $0.4 million, or 7.9% in the third quarter of 2007 to $5.7 million, or 5.9% of sales, compared with $5.3 million, or 5.1% of sales, in the same quarter of 2006. General and administrative expense increased $6.7 million, or 56.5%, in the first nine months of 2007 to $18.5 million, or 5.9% of sales, compared with $11.8 million, or 5.2% of sales, in the same period of 2006. The increase in the third quarter of 2007 is due mainly to costs related to the implementation of our new ERP system. The increase for the nine months ended September 28, 2007, compared to the prior year, is due to higher levels of accounting and consulting costs in connection with annual audit fees and Sarbanes-Oxley 404 compliance requirements, compensation and related expenses resulting from an increase in headcount due in part to the addition of UCT-Sieger, as well as an increase in legal fees related to a patent infringement lawsuit that went to trial in June 2007.
Interest and Other Income (Expense), net
     Interest and other income (expense), net for the third quarter and nine months of 2007 was $(0.5) million and $(1.5) million, respectively, compared to $(0.6) million and $(1.1) million in the third quarter and nine months of 2006, respectively. The increase in net expense for the nine months of 2007 is primarily attributable to interest costs associated with borrowings to support the Sieger acquisition in June 2006.
Income Tax Provision
     Our effective tax rate for the nine months of 2007 was 29.1% compared to 30.8% for the year ended December 29, 2006. The decrease in 2007 reflects, primarily, a change in the geographic mix of worldwide earnings and financial results for fiscal year 2007 compared with fiscal year 2006, as a higher portion of our income is being generated from our Shanghai facility. There is no impact on our estimated effective tax rate for 2007 from the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).
     Liquidity and Capital Resources
     As of September 28, 2007, we had cash and cash equivalents of $28.0 million compared to $23.3 million as of December 29, 2006.
     Net cash provided by operating activities for the nine months ended September 28, 2007 increased to $9.6 million from net cash used in operating activities of $1.7 million in the comparable period of fiscal 2006. The $11.3 million increase can be attributed to higher net income of $2.2 million, which would be $3.2 million when adjusted to exclude the effects of non-cash charges for depreciation and amortization expense, deferred taxes, and stock-based compensation expense. The change in operating cash for the current period is also driven by favorable changes in accounts receivable and inventory balances of $16.2 million and $12.2 million, respectively, which are partially offset by an unfavorable change in accounts payable of $17.0 million.
     Cash used in investing activities for the nine months ended September 28, 2007 decreased to $4.5 million from $31.1 million in the comparable period of fiscal 2006. Purchases of equipment and leasehold improvements increased $2.2 million due primarily to spending related to the implementation of our new ERP system, and leasehold improvements in our new Shanghai facility. This increase was offset by a decrease of $28.8 million related to cash used in the Sieger acquisition in June 2006.
     Net cash used in financing activities for the nine months ended September 28, 2007 decreased to $0.4 million from cash provided by financing activities of $41.0 million in the comparable period of fiscal 2006. Cash used in financing activities for the current period of 2007 is attributable primarily to principal payments on bank debt of $3.5 million, partially offset by proceeds from issuance of common stock of $2.1 million and the tax benefit from stock based compensation of $1.1 million. However, in the comparable period of 2006, cash provided by financing activities included bank borrowings of $30.1 million related to our acquisition of UCT-Sieger, and cash proceeds of $10.5 million related to proceeds received from common stock issued in a secondary offering to the public in the first quarter of 2006.
     In connection with our acquisition of Sieger in the second quarter of 2006, we entered into a borrowing arrangement and an equipment loan. The loan and security agreement (“Loan Agreement”) provides senior secured credit facilities in an aggregate principal amount of up to $32.5 million, consisting of a $25 million revolving line of credit ($10 million of which may be used for the issuance of letters of credit) and a $7.5 million term loan. The aggregate amount of the credit facilities is also subject to a borrowing base equal to 80% of eligible accounts receivable and is secured by substantially all of our assets. Each of the credit facilities will expire on June 29, 2009 and contains certain financial covenants, including minimum profitability and liquidity ratios. In addition, the term loan is subject to monthly amortization payments in 36 equal installments. Interest rates on outstanding loans under the credit facilities ranged from 7.0% to 7.5% per annum during the quarter ended September 28, 2007 and were 7.0% per annum as of September 28, 2007. The equipment loan is a 5-year, $5 million loan that is secured by certain equipment. The interest rate on the equipment loan was 7.6% as of September 28, 2007. The combined balance outstanding on the borrowing arrangement and equipment loan at September 28, 2007 was $28.0 million.
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

     The following table summarizes our future minimum lease payments and principal payments under debt obligations as of September 28, 2007 (in thousands):

	Remainder
	of 2007	2008	2009	2010	2011	2012	Total
Capital Lease(1)	$14	$33	$12	$—	$—	$—	$59
Operating Lease(2)	579	1,896	2,397	1,867	1,817	6,274	14,830
Borrowing arrangements	1,040	3,367	22,185	1,008	443	—	28,043

Total(3)	$1,633	$5,296	$24,594	$2,875	$2,260	$6,274	$42,932

(1)	Capital lease obligations presented in this table are presented net of interest (in thousands) of $0, $1 and $0 for the years ended December 28, 2007, December 26, 2008 and thereafter, respectively.

(2)	Operating lease expense reflects (a) the lease for our headquarters facility in Menlo Park, California expires on December 31, 2007 and we have entered into a new lease in Hayward, California; (b) the lease for a manufacturing facility in Portland, Oregon expires on October 31, 2010; (c) the leases for manufacturing facilities in South San Francisco expire in 2007, 2008, 2009 and 2010; (d) three leases for manufacturing facilities in Austin, Texas that expire on February 29, 2008 and August 31, 2009. We have options to renew certain of the leases in South San Francisco, which we expect to exercise.

(3)	We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on December 30, 2006. As a result of the implementation of FIN 48, we recorded an additional tax liability of $827,000 to offset the recognition of previously recorded excess tax benefits. Because of the uncertainty surrounding the future payment of these liabilities, the amounts have been excluded from the table above.
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
Revenue Recognition
     Revenue Recognition — Our revenue is concentrated in a few OEM customers in the semiconductor capital equipment and flat panel display industry. Our standard arrangement for our customers includes a signed purchase order or contract, no right of return of delivered products and no customer acceptance provisions. Revenue from sales of products is recognized when:
•	we enter into a legally binding arrangement with a customer;

•	we ship the products;

•	price is deemed fixed or determinable;

•	product delivery is deemed free of contingencies or significant uncertainties; and

•	collection is probable.

     Revenue is generally recognized upon shipment of the product. In arrangements which specify title transfer upon delivery, revenue is not recognized until the product is delivered. In addition, if we have not substantially completed a product or fulfilled the terms of the agreement at the time of shipment, revenue recognition is deferred until completion. Determination of criteria in the fourth and fifth bullet points above is based on our judgment regarding products we may deliver with contingencies or significant uncertainties and the collectability of those amounts. We defer revenue for product that we may deliver to a customer that is missing a critical component or requires customer testing.
     We assess collectability based on the credit worthiness of the customer and past transaction history. We perform on-going credit evaluations of customers and do not require collateral from our customers. We have not experienced significant collection losses in the past. A significant change in the liquidity or financial position of any one customer could make it more difficult for us to assess collectability.
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
     On December 30, 2006, we adopted the provision of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize in the condensed consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for recognized tax benefits in the accompanying balance sheets along with any associated interest that would be payable to the taxing authorities upon examination.
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
Recently Issued Accounting Standards
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities . SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. We have not yet determined the impact this interpretation will have on our financial position, results of operation and cash flows.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No.157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will adopt SFAS 157 as required in January 2008 and are currently evaluating the impact of SFAS 157 on our consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates or equity prices.
Foreign Exchange Rates
     We do not make material sales in currencies other than the United States Dollar or have material purchase obligations outside of the United States, except in China where we have purchase commitments totaling $4.9 million in United States Dollar equivalents. We have performed a sensitivity analysis assuming a hypothetical 10-percent movement in foreign currency exchange rates applied to the underlying exposure described above. As of September 28, 2007, the analysis indicated that such market movements would not have a material effect on our business, financial condition or results of operations. Although we do not anticipate any significant fluctuations, there can be no assurance that foreign currency exchange risk will not have a material impact on our financial position, results of operations or cash flow in the future.
Interest Rates
     Our interest rate risk relates primarily to our third party debt which totals $28.0 million as of September 28, 2007, and carries interest rates pegged to the LIBOR and PRIME rates. An immediate increase in interest rates of 100 basis points would increase our interest expense by approximately $0.1 million per quarter. This would be partially offset by increased interest income on our invested cash. Conversely, an immediate decline of 100 basis points in interest rates would decrease our interest expense by approximately $0.1 million per quarter. This would be partially offset by decreased interest income on our invested cash.
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     On September 2, 2005, we filed suit in the federal court for the Northern District of California against Celerity, Inc., or Celerity, seeking a declaratory judgment that our new substrate technology does not infringe certain of Celerity’s patents and/or that Celerity’s patents are invalid. On September 13, 2005, Celerity filed suit in the federal court of Delaware alleging that we have infringed eight patents by developing and marketing products that use Celerity’s fluid distribution technology. The complaint by Celerity seeks injunction against future infringement of its patents and compensatory and treble damages. The Delaware litigation was transferred to the Northern District of California on October 19, 2005 and on December 12, 2005 was consolidated with our previously filed declaratory judgment action. The Court issued its claim construction order on September 29, 2006. We then filed motions for summary judgments of non-infringement and invalidity with the Court. The Court issued summary judgment in April 2007, dismissing four of Celerity’s patent infringement claims. In addition, Celerity had previously withdrawn two of its patent infringement claims. The case ultimately went to trial in June 2007, and, on June 25, 2007, a jury found that UCT did not infringe on one of the two remaining patents at issue but did infringe on the other. The jury awarded damages of $13,900 to Celerity. We have requested and the United States Patent and Trademark Office (USPTO) has granted our request and agreed to re-examine the one Celerity patent that we were found to infringe. The review process is currently under way by the USPTO, and we are proceeding with a redesign of the product that was found to infringe the Celerity patent. Management is currently reviewing legal alternatives including appealing the judgment. We do not expect the ruling to have a material impact on operating results or cash flows.
     From time to time, we are also subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business.
ITEM 1A. Risk Factors
The highly cyclical nature of the semiconductor capital equipment industry and general economic slowdowns could harm our operating results.
     Our business and operating results depend in significant part upon capital expenditures by manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors. Historically, the semiconductor industry has been highly cyclical, with recurring periods of over-supply of semiconductor products that have had a severe negative effect on the demand for capital equipment used to manufacture semiconductors. We have experienced and anticipate that we will continue to experience significant fluctuations in customer orders for our products. Our sales were $311.0 million for the nine months of 2007 (of which $65.8 million related to Sieger), $337.2 million for the year ended 2006 (of which $55.6 million related to Sieger) and $147.5 million for the year ended 2005. Historically, semiconductor industry slowdowns have had, and future slowdowns may have, a material adverse effect on our operating results.
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
     A relatively small number of OEM customers has historically accounted for a significant portion of our sales, and we expect this trend to continue. Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. as a group accounted for 83% of our sales in the first nine months of 2007, 86% of our sales for the year ended 2006, and 89% of our sales for the year ended 2005. Because of the small number of OEMs in our industry, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers. Consolidation among our customers or a decision by any one or more of our customers to outsource all or most manufacturing and assembly work to a single equipment manufacturer may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on an even smaller number of customers.

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
     We have a significant amount of outstanding indebtedness. At September 28, 2007, our long-term debt was $24.5 million and our short-term debt was $3.5 million, for an aggregate total of $28.0 million. Our loan agreement requires compliance with certain financial covenants, including a leverage and fixed charge coverage target. The covenants contained in our line of credit with the bank also restrict our ability to take certain actions, including our ability to:
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
     We may experience difficulties with the implementation of our new enterprise resource planning (“ERP”) system which we expect to complete during the first quarter of 2008. Such difficulties could disrupt our ability to timely and accurately process and report key components of the results of our consolidated operations, our financial position and cash flows. Any disruptions or difficulties that may occur in connection with this new ERP system could also adversely affect our ability to complete the evaluation of our internal controls and attestation activities pursuant to SOX 404. System failure or malfunctioning may result in disruption of operations and the inability to process transactions and could adversely affect our financial results.
We have established, and intend to expand, our operations in China, which exposes us to risks associated with operating in a foreign country.
     We are expanding our operations in China. Total assets in China at September 28, 2007 and December 29, 2006 were $22.8 million and $17.4 million, respectively.
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
     We have litigated a claim of infringement from Celerity, Inc. in the past, and we may receive notices of other such claims in the future. In addition, we may be unaware of intellectual property rights of others that may be applicable to our products. Any litigation regarding patents or other intellectual property could be costly and time-consuming and divert our management and key personnel from our business operations, any of which could have a material adverse effect on our business and results of operations. The complexity of the technology involved in our products and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement may also require us to enter into costly license agreements. However, we may not be able to obtain licenses on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against the development, manufacture and sale of certain of our products if any such claims prove successful.
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
     Our ability to execute our business plan successfully in a rapidly evolving market requires an effective planning and management process. We have increased, and plan to continue to increase, the scope of our operations. Our year-to-date revenues in 2007 increased 35.4% over year-to-date revenues in 2006, and our 2006 revenues increased 128.6% over our 2005 revenues, in significant part due to the acquisition of Sieger. Due to the cyclical nature of the semiconductor industry, however, future growth is difficult to predict. Our expansion efforts could be expensive and may strain our managerial and other resources. To manage future growth effectively, we must maintain and enhance our financial and operating systems and controls and manage expanded operations. Although we occasionally experience reductions in force, over time the number of people we employ has generally grown and we expect this number to continue to grow when our operations expand. The addition and training of new employees may lead to short-term quality control problems and place increased demands on our management and experienced personnel. If we do not manage growth properly, our business, operating results and financial condition could be adversely affected.
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
We have made capital expenditures of $4.4 million in 2007 to date, of which $2.2 million related to the implementation of our new ERP system, and $1.6 million related to the development of our manufacturing facilities in China. This compares to capital expenditures of $4.0 million in 2006, most of which was for facility cleanroom expansion and improvement and the implementation of our new ERP system. We have recently leased a second manufacturing facility in Shanghai, China in close proximity to our existing facility for which we have invested $1.1 million to date, and we have leased a new manufacturing facility in California. We expect to invest $6.6 million in these facilities over the next four years. The amount of our future capital requirements will depend on many factors, including:
•	the cost required to ensure access to adequate manufacturing capacity;

•	the timing and extent of spending to support product development efforts;

•	the timing of introductions of new products and enhancements to existing products;

•	changing manufacturing capabilities to meet new customer requirements; and

•	market acceptance of our products.
     Although we currently have a credit facility, we may need to raise additional funds through public or private equity or debt financing if our current cash and cash flow from operations are insufficient to fund our future activities. Our loan agreement with our credit facility terminates on June 29, 2009 and we may not be able renew it on favorable terms. Future equity financings could be dilutive to holders of our common stock, and debt financings could involve covenants that restrict our business operations. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, any of which could adversely affect our business, operating results and financial condition.
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
We might experience business disruptions and unanticipated expenses associated with the relocation of our headquarters to a new facility.
     The current lease for our headquarters and manufacturing facility in Menlo Park expires on December 31, 2007. We have entered into a new lease in Hayward, California, to consolidate the Menlo Park operations and certain South San Francisco manufacturing operations and we plan to move into the new facility in the second quarter of 2008. After December 31, 2007, we will lease our current facility in Menlo Park on a month-to-month basis as needed until we have moved into our new facility. We will incur moving expenses and could experience disruptions in our operations relating to the move, either of which could be material. We may not have anticipated all the logistical impediments and obstacles and may incur unanticipated expenses relating to the move, which could adversely affect our financial condition and results of operation.
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
ITEM 5. Other Information
     None.
ITEM 6. Exhibits
(a) Exhibits
     The following exhibits are filed with this current Report on Form 10-Q for the quarter ended September 28, 2007:

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

ULTRA CLEAN HOLDINGS, INC. (Registrant)

Date: November 7, 2007

	By: Name:	/s/ Clarence L. Granger Clarence L. Granger
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2007

	By: Name:	/s/ Jack Sexton Jack Sexton
	Title:	Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.