Form 10-K
period 2007-12-28
ULTRA CLEAN HOLDINGS INC
filed 2008-03-12
CIK 1275014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐      No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 29, 2007, as reported on the NASDAQ Global Market, was approximately $265.7 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

Number of shares of the registrant’s common stock outstanding as of February 28, 2008: 21,578,406

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2008 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

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

Overview

We are a leading developer and supplier of critical subsystems, primarily for the semiconductor capital equipment industry. We also leverage the specialized skill sets required to support semiconductor capital equipment to serve the technologically similar markets in the flat panel, solar and medical device industries, collectively referred to as “Other Addressed Industries”. We develop, design, prototype, engineer, manufacture and test subsystems which are highly specialized and tailored to specific steps in the semiconductor manufacturing process as well as in Other Addressed Industries. Our revenue is derived from the sale of gas delivery systems and other critical subsystems including chemical mechanical planarization (CMP) subsystems, chemical delivery modules, top-plate assemblies, frame assemblies, process modules and other high level assemblies.

Our customers are primarily original equipment manufacturers (OEMs) in the industries we support. We provide our customers complete subsystem solutions that combine our expertise in design, test, component characterization and highly flexible manufacturing operations with quality control and financial stability. This combination helps us to drive down total manufacturing costs, reduce design-to-delivery cycle times and maintain high quality standards for our customers. We believe these characteristics, as well as our standing as a leading supplier of gas delivery systems and other critical subsystems, place us in a strong position to benefit from the growing demand for subsystem outsourcing.

We had sales of $403.8 million, $337.2 million, and $147.5 million for the 2007, 2006 and 2005 fiscal years, respectively. Our three largest customers in 2007 were Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. To date, we have shipped substantially all of our products to customers in the United States. Our international sales represented 2.2%, 4.9%, and 5.5% of sales for the years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively. We conduct our operating activities primarily through our four wholly owned subsidiaries, Ultra Clean Technology Systems and Service, Inc., UCT-Sieger Engineering LLC, Ultra Clean Technology (Shanghai) Co., Ltd and Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd.

Ultra Clean Holdings, Inc. was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Service Inc. Ultra Clean Technology Systems and Service, Inc. was founded in 1991 by Mitsubishi Corporation and was operated as a subsidiary of Mitsubishi until November 2002, when it was acquired by Ultra Clean Holdings, Inc. Ultra Clean Holdings, Inc. became a publicly traded company in March 2004. In June 2006, we completed the acquisition of Sieger. The total purchase price was approximately $53.5 million and was comprised of cash consideration of $32.4 million, including acquisition costs of $1.4 million, and stock consideration of $21.1 million. Our subsidiary, UCT-Sieger, is a supplier of CMP modules and other critical subsystems to the semiconductor, solar and flat panel and medical device industries. We believe that the acquisition enhanced our strategic position as a subsystem supplier. Ultra Clean Technology (Shanghai) Co., Ltd and Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. were established in 2005 and 2007, respectively, to facilitate our operations in China.

Our Solution

We are a leading developer and supplier of critical subsystems for the semiconductor capital equipment industry and Other Addressed Markets. Our products enable our OEM customers to realize lower manufacturing costs and reduced design-to-delivery cycle times while maintaining quality standards. We offer our customers:

An integrated outsourced solution for gas delivery systems and other critical subsystems.  We provide our OEM customers a complete outsourced solution for the development, design, prototyping, engineering, manufacturing and testing of advanced gas delivery systems and other critical subsystems. We combine highly specialized engineering and manufacturing capabilities to produce high performance products that are customized to meet the needs of our customers, as well as their respective end users. We manage supply chain logistics in an effort to reduce the overall number of suppliers and inventory levels that our customers would otherwise be required to manage. We also believe we are often in a position to negotiate reduced component prices due to our large volume orders.

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

Our Strategy

Our objective is to maintain our position as a leading developer and supplier of gas delivery systems and become a leading developer and supplier of other critical subsystems, primarily for the semiconductor capital equipment, flat panel, solar and medical device industries. Our strategy is comprised of the following key elements:

Continue to expand our market share with Semiconductor Capital Equipment OEMs.  We believe that the increase in outsourcing among OEMs creates a significant market opportunity for us to grow our business with existing and new customers. While gas delivery systems are already largely outsourced, we believe our customers will continue to outsource other critical subsystems at a rapid pace and that we are well positioned to capture a significant portion of these new outsourcing opportunities. We believe that our continued focus on efficient manufacturing, reduced design-to-delivery cycle times and quality and reliability will also allow us to gain market share.

Continue to expand our market share in Other Addressed Markets:  We believe we can leverage the attributes and skill sets which allow us to succeed in the Semiconductor Capital Equipment industry to increase our market share in technologically similar markets including flat panel, solar and medical device industries.

Leverage our expanding geographic presence in lower cost manufacturing regions.  In March 2005, we completed construction of a manufacturing facility in Shanghai, China, allowing us to expand production in a low cost region. In November 2007, we completed construction of a second manufacturing facility in Shanghai, China to house our precision machined parts and subsystem assembly operations. These facilities put us in close proximity to the manufacturing facilities of potential customers and their end users.

Drive profitable growth with our flexible cost structure.  We implement cost containment and capacity enhancement initiatives throughout the semiconductor capital equipment demand cycle and benefit greatly from our supply chain efficiencies. In addition, we believe our Shanghai facilities position us to respond effectively to future business demands.

Continue to selectively pursue strategic acquisitions.  On June 29, 2006, with the Sieger acquisition, we:

•	Increased our presence in the subsystem market, adding CMP to our addressable market;

•	Expanded existing key customer relationships and added strategic new customers;

•	Increased our size and scope;

•	Increased the operating leverage derived from our existing presence in China; and,

•	Increased our earnings per share.

We may choose to further accelerate the growth of our business by selectively pursuing additional strategic acquisitions. We will continue to consider acquisitions that will enable us to expand our geographic presence, secure new customers and diversify into complementary products and markets as well as broaden our technological capabilities in semiconductor capital equipment manufacturing.

Products

We develop, design, prototype, engineer, manufacture and test subsystems, primarily for the semiconductor capital equipment industry, flat panel, solar and medical device industries. A majority of our products consist of gas delivery systems that enable the precise delivery of numerous specialty gases used in a majority of the key steps in the semiconductor manufacturing process, including deposition, etch, cleaning and annealing. Our gas delivery systems control the flow, pressure, sequencing and mixing of specialty gases into and out of the reaction chambers of semiconductor manufacturing tools. Our products also include other critical subsystems, including chemical mechanical planarization modules, chemical delivery modules, top-plate assemblies, frame assemblies and process modules.

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

Other high level assemblies:  Other high level assemblies refer to large subsystems used in semiconductor manufacturing, solar, flat panel and medical device industries.

Customers

We sell our products to semiconductor capital equipment, solar, flat panel and medical device industry OEMs. The majority of our revenue is in the semiconductor capital equipment industry, which is highly concentrated, and we are therefore highly dependent upon a small number of customers. Our three largest customers in 2007 were Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. and each accounted for more than 10% of our total sales in 2007. As a percentage of total revenue, sales to our three largest customers combined were 83%, 86% and 89% for the 2007, 2006 and 2005 fiscal years, respectively. The level of our customer concentration has slightly declined in recent years due to our growth into adjacent markets, a trend which we expect to continue as we reinforce and expand our relationship with new, potentially significant customers.

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

Sales and Support

We sell our products through our direct sales force which, as of December 28, 2007, consisted of a total of 45 sales directors, account managers and sales support staff. Our sales directors are responsible for establishing sales strategy and setting the objectives for specific customer accounts. Each account manager is dedicated to a specific customer account and is responsible for the day-to-day management of that customer. Account managers work closely with customers and in many cases provide on-site support. Account managers often attend customers’ internal meetings related to production and engineering design and quality to ensure that customer expectations are interpreted and communicated properly to our operations group. Account managers also work with our customers to identify and meet their cost and design-to-delivery cycle time objectives.

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

Technology Development

We engage in ongoing technology development efforts in order to remain a technology leader for gas delivery systems and to further develop our expertise in other critical subsystems. We have a technology development group which, as of December 28, 2007, consisted of five individuals, two of whom hold doctoral degrees. In addition, our design engineering and new product engineering groups support our technology development activities. Our technology development group works closely with our customers to identify and anticipate changes and trends in next-generation semiconductor manufacturing equipment. Our technology development group participates in customer technology partnership programs that focus on process application requirements for gas delivery systems and other critical subsystems. These development efforts are designed to meet specific customer requirements in the areas of subsystem design, materials, component selection and functionality. Our technology development group also works directly with our suppliers to help them identify new component technologies and make necessary changes in, and enhancements to, the components that we integrate into our products. Our analytical and testing capabilities enable us to evaluate multiple supplier component technologies and provide customers with a wide range of appropriate component and design choices for their gas delivery systems and other critical subsystems. Our analytical and testing capabilities also help us anticipate technological changes and the requirements in component features for next-generation gas delivery systems and other critical subsystems. We are also developing additional features to improve the performance and functionality of our gas delivery systems and other critical subsystems. Our technology development and new product engineering expenses were approximately $2.9 million, $3.1 million and $2.4 million for the 2007, 2006 and 2005 fiscal years, respectively. We perform our technology development activities principally at our facilities in Menlo Park, California.

Intellectual Property

Our success depends in part on our ability to maintain and protect our proprietary technology and to conduct our business without infringing the proprietary rights of others. Our business is largely dependent upon our design, engineering, manufacturing and testing know-how. We also rely on a combination of trade secrets and confidentiality provisions, and to a much lesser extent, patents, copyrights and trademarks, to protect our proprietary rights. As of December 28, 2007, we had seven issued United States patents, all of which expire in 2018, and we had five United States patent applications pending. None of our issued patents is material to our business. Intellectual property that we develop on behalf of our customers is generally owned exclusively by those customers.

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

Employees

As of December 28, 2007, we had 1,027 employees, of which 176 were temporary. Of our total employees, there were 93 in engineering, 5 in technology development, 45 in sales and support, 471 in direct manufacturing, 329 in indirect manufacturing and 84 in executive and administrative functions. These figures include 213 employees in Shanghai, China. None of our employees is represented by a labor union and we have not experienced any work stoppages.

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

Available Information

We file with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You may read and copy any materials we file with the SEC at the public reference facilities maintained by the SEC at Room 1024, Judiciary Plaza, 100 F Street, N.E., Washington, D.C. 20549. You may also request copies of all or any portion of such material from the SEC at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room. In addition, materials filed electronically with the SEC are available at the SEC’s website at http://www.sec.

In addition, we make available free of charge, on or through our website at http://www.uct.com, our annual, quarterly and current reports and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing them to, the SEC. This website address is intended to be an inactive textual reference only; none of the information contained on our website is part of this report or is incorporated by reference herein.

Executive Officers

Set forth below is information concerning our executive officers as of February 28, 2007:

Name	Age	Position

Clarence L. Granger	59	Chairman & Chief Executive Officer
David Savage	46	President and Chief Operating Officer
Jack Sexton	44	Vice President and Chief Financial Officer
Bruce Wier	59	Senior Vice President of Engineering
Deborah Hayward	46	Senior Vice President of Sales
Sowmya Krishnan, Ph.D.	39	Vice President of Technology and Chief Technology Officer

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

David Savage has served as our President since January 2008. Before joining Ultra Clean, Mr. Savage was Chief Executive Officer of Litel Instruments, Inc., a semiconductor optical metrology business from March 2007 to July 2007. Prior to Litel, Mr. Savage was the President, Electronics Division of Meggitt USA, Inc. where he led a division focusing on high performance sensors from September 2002 to March 2007. Prior to Meggitt, Mr. Savage founded and served as Chief Executive Officer of DigMedia, a media delivery business focused on broadband service providers from October 1998 to August 2002. Mr. Savage holds a bachelor degree in metallurgical engineering from Sheffield Hallam University in Sheffield, England. He holds several patents in nuclear and semiconductor packaging materials.

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

Our business and operating results depend in significant part upon capital expenditures by manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors. Historically, the semiconductor industry has been highly cyclical, with recurring periods of over-supply of semiconductor products that have had a severe negative effect on the demand for capital equipment used to manufacture semiconductors. We have experienced and anticipate that we will continue to experience significant fluctuations in customer orders for our products. Our sales were $403.8 million, $337.2 million,and $147.5 million for fiscal years 2007, 2006 and 2005, respectively. Historically, semiconductor industry slowdowns have had, and future slowdowns may have, a material adverse effect on our operating results.

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

A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc., collectively, accounted for 83%, 86% and 89% of our sales in fiscal years 2007, 2006 and 2005, respectively. Because of the small number of OEMs in our industry, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers. Consolidation among our customers or a decision by any one or more of our customers to outsource all or most manufacturing and assembly work to a single equipment manufacturer may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on an even smaller number of customers.

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

We have experienced and may continue to experience difficulties with our new enterprise resource planning (ERP) system, which we implemented during the fourth quarter of fiscal 2007, and which has impacted and could further impact our results of operation.

We have experienced and may continue to experience, difficulties with our new ERP system. For example, in the fourth quarter of fiscal 2007, increased year-end rescheduling actions by our customers, combined with the difficulties we experienced with our new ERP system, resulted in inefficiencies which drove higher operating costs. We plan to implement our new ERP system in our China facilities during the fourth quarter of fiscal 2008. Difficulties related to implementing and working with a new ERP system have adversely effected and could disrupt our ability to timely and accurately process and report key components of the results of a consolidated operations, our financial position and cash flows. Any disruptions or difficulties that may occur in connection with this new ERP system could further adversely affect our ability to complete the evaluation of our internal controls and attestation activities required by SOX 404. System failure or malfunctioning may result in disruption of operations and the inability to process transactions and could adversely affect our financial results.

We may not be able to integrate efficiently the operations of past and future acquired businesses.

We have made, and may in the future consider making, additional acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. For example, we acquired

Sieger Engineering, Inc. in June 2006. If we are to realize the anticipated benefits of past and future acquisitions or investments, the operations of these companies must be integrated and combined efficiently with our own. The process of integrating supply and distribution channels, computer and accounting systems, and other aspects of operations, while managing a larger entity, will present a significant challenge to our management. In addition, it is not certain that we will be able to incorporate different financial and reporting controls, processes, systems and technologies into our existing business environment. The difficulties of integration may increase because of the necessity of combining personnel with varied business backgrounds and combining different corporate cultures and objectives. We may assume substantial debt and incur substantial costs associated with these activities and we may suffer other material adverse effects from these integration efforts which could materially reduce our earnings, even over the long-term. We may not succeed with the integration process and we may not fully realize the anticipated benefits of the business combinations. The dedication of management resources to such integration or divestitures may detract attention from the day-to-day business, and we may need to hire additional management personnel to manage our acquisitions successfully.

In addition, we frequently evaluate acquisitions of, or significant investments in, complementary companies, assets, businesses and technologies. Even if an acquisition or other investment is not completed, we may incur significant management time and effort and financial cost in evaluating such acquisition or investment, which has in the past had, and could in the future have, an adverse effect on our results of operations.

We have established, and intend to expand, our operations in China, which exposes us to risks associated with operating in a foreign country.

We are expanding our operations in China. Total assets in China at December 28, 2007 and December 29, 2006 were $27.0 million and $17.4 million, respectively.

We are exposed to political, economic, legal and other risks associated with operating in China, including:

•	foreign currency exchange fluctuations;

•	political, civil and economic instability;

•	tariffs and other barriers;

•	timing and availability of export licenses;

•	disruptions to our and our customers’ operations due to the outbreak of communicable diseases, such as SARS and avian flu;

•	disruptions in operations due to the weakness of China’s domestic infrastructure, including transportation and energy;

•	difficulties in developing relationships with local suppliers;

•	difficulties in attracting new international customers;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing a distant international subsidiary and branch operations;

•	the burden of complying with foreign and international laws and treaties;

•	difficulty in transferring funds to other geographic locations;

•	potentially adverse tax consequences; and,

•	our operations in China also subject us to U.S. laws governing the export of equipment. These laws are complex and require us to obtain clearances for the export to China of certain equipment. We may fail to comply with these laws and regulations, which could require us to cease use of certain equipment and expose us to fines or penalties.

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

Our quarterly revenue and operating results have fluctuated significantly in the past, and we expect them to continue to fluctuate in the future for a variety of reasons which may include:

•	demand for and market acceptance of our products as a result of the cyclical nature of the semiconductor industry or otherwise, often resulting in reduced sales during industry downturns and increased sales during periods of industry recovery;

•	changes in the timing and size of orders by our customers;

•	cancellations and postponements of previously placed orders;

•	pricing pressure from either our competitors or our customers, resulting in the reduction of our product prices;

•	disruptions or delays in the manufacturing of our products or in the supply of components or raw materials that are incorporated into or used to manufacture our products, thereby causing us to delay the shipment of products;

•	decreased margins for several or more quarters following the introduction of new products, especially as we introduce new subsystems;

•	delays in ramp-up in production, low yields or other problems experienced at our manufacturing facilities in China;

•	changes in design-to-delivery cycle times;

•	inability to reduce our costs quickly in step with reductions in our prices or in response to decreased demand for our products;

•	changes in our mix of products sold;

•	write-offs of excess or obsolete inventory;

•	one-time expenses or charges associated with failed acquisition negotiations or completed acquisitions;

•	announcements by our competitors of new products, services or technological innovations, which may, among other things, render our products less competitive; and

•	geographic mix of worldwide earnings.

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

We have in the past and may in the future receive claims that our products, processes or technologies infringe the patents or other proprietary rights of third parties. For example, in 2007 we completed our defense of an infringement action brought against us by Celerity, Inc. Our defense was successful only in part. We have incurred a total of approximately $90,000 in damages and court costs related to the Celerity infringement. In addition, we may be unaware of intellectual property rights of others that may be applicable to our products. Any litigation regarding patents or other intellectual property could be costly and time-consuming and divert our management and key personnel from our business operations, any of which could have a material adverse effect on our business and results of operations. The complexity of the technology involved in our products and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement may also require us to enter into costly license agreements. However, we may not be able to obtain licenses on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against the development, manufacture and sale of certain of our products if any such claims prove successful.

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

The manufacturing of our products is a highly complex process that involves the integration of multiple components and requires effective management of our supply chain while meeting our customers’ design-to-delivery cycle time requirements. Through the course of the manufacturing process, our customers may modify design and system configurations in response to changes in their own customers’ requirements. In order to rapidly respond to these modifications and deliver our products to our customers in a timely manner, we must effectively manage our manufacturing and procurement process. If we fail to manage this process effectively, we risk losing customers and damaging our reputation. In addition, if we acquire inventory in excess of demand or that does not meet customer specifications, we could incur excess or obsolete inventory charges. These risks are even greater as we expand our business beyond gas delivery systems into new subsystems. As a result, this could limit our growth and have a material adverse effect on our business, financial condition and operating results.

OEMs may not continue to outsource other critical subsystems, which would adversely impact our operating results.

The success of our business depends on OEMs continuing to outsource the manufacturing of critical subsystems. Most of the largest OEMs have already outsourced production of a significant portion of their critical subsystems. If OEMs do not continue to outsource critical subsystems for their capital equipment, our revenue would be significantly reduced, which would have a material adverse affect on our business, financial condition and operating results. In addition, if we are unable to obtain additional business from OEMs, even if they continue to outsource their production of critical subsystems, our business, financial condition and operating results could be adversely affected.

If our new products are not accepted by OEMs or if we are unable to maintain historical margins on our new products, our operating results would be adversely impacted.

We design, develop and market critical subsystems to OEMs. Sales of new products are expected to make up an increasing part of our total revenue. The introduction of new products is inherently risky because it is difficult to foresee the adoption of new standards, coordinate our technical personnel and strategic relationships and win acceptance of new products by OEMs. We may not be able to recoup design and development expenditures if our new products are not accepted by OEMs. Newly introduced products typically carry lower gross margins for several or more quarters following their introduction. If any of our new subsystems is not successful in the market, or if we are unable to obtain gross margins on new products that are similar to the gross margins we have historically achieved, our business, operating results and financial condition could be adversely affected.

We may not be able to manage our future growth successfully.

Our ability to execute our business plan successfully in a rapidly evolving market requires an effective planning and management process. We have increased, and plan to continue to increase, the scope of our operations. Our revenues in 2007 increased 19.7% over revenues in 2006, and our 2006 revenues increased 128.6% over our 2005 revenues, in significant part due to the acquisition of Sieger. Due to the cyclical nature of the semiconductor industry, however, future growth is difficult to predict. Our expansion efforts could be expensive and may strain our managerial and other resources. To manage future growth effectively, we must maintain and enhance our financial and operating systems and controls and manage expanded operations. Although we occasionally experience reductions in force, over time the number of people we employ has generally grown and we expect this number to continue to grow when our operations expand. The addition and training of new employees may lead to short-term quality control problems and place increased demands on our management and experienced personnel. If we do not manage growth properly, our business, operating results and financial condition could be adversely affected.

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

We have outstanding indebtedness; the restrictive covenants under some of our debt agreements may limit our ability to expand or pursue our business strategy; if we are forced to prepay some or all of this indebtedness our financial position would be severely and adversely affected.

We have outstanding indebtedness. At December 28, 2007, our long-term debt was $18.6 million and our short-term debt was $3.6 million, for an aggregate total of $22.2 million. Our loan agreement requires compliance with certain financial covenants, including a leverage and fixed charge coverage test. The covenants contained in our line of credit with the bank also restrict our ability to take certain actions, including our ability to:

•	incur additional indebtedness;

•	pay dividends and make distributions in respect of our capital stock;

•	redeem capital stock;

•	make investments or other restricted payments outside the ordinary course of business;

•	engage in transactions with stockholders and affiliates;

•	create liens;

•	sell or otherwise dispose of assets;

•	make payments on our other debt, other than in the ordinary course; and

•	engage in certain mergers and acquisitions.

While we are currently in compliance with the financial covenants in our loan agreement, we cannot assure you that we will meet these financial covenants in subsequent periods. If we are unable to meet any covenants, we cannot assure you that the bank will grant waivers or amend the covenants, or that the bank will not terminate the agreement, preclude further borrowings or require us to immediately repay any outstanding borrowings. As long as our indebtedness remains outstanding, the restrictive covenants could impair our ability to expand or pursue our business strategies or obtain additional funding. Forced prepayment of some or all of our indebtedness would reduce our available cash balances and have an adverse impact on our operating and financial performance.

The technology labor market is very competitive, and our business will suffer if we are unable to hire and retain key personnel.

Our future success depends in part on the continued service of our key executive officers, as well as our research, engineering, sales, manufacturing and administrative personnel, most of whom are not subject to employment or non-competition agreements. In addition, competition for qualified personnel in the technology industry is intense, and we operate in geographic locations in which labor markets are particularly competitive. Our business is particularly dependent on expertise which only a very limited number of engineers possess. The loss of any of our key employees and officers, including our Chief Executive Officer, Chief Operating Officer or any of our Senior Vice Presidents, or the failure to attract and retain new qualified employees, would adversely affect our business, operating results and financial condition.

We may not be able to fund our future capital requirements from our operations, and financing from other sources may not be available on favorable terms or at all.

We have made capital expenditures of $8.0 million in 2007, of which $4.3 million related to the implementation of our new ERP system, and $1.7 million related to the development of our manufacturing facilities in China. This compares to capital expenditures of $4.0 million in 2006, most of which was for facility cleanroom expansion and improvement and the implementation of our new ERP system. We have recently leased a second manufacturing facility in Shanghai, China in close proximity to our existing facility for which we have invested $1.5 million to date, and we have leased a new manufacturing facility in Hayward, California. We expect to invest approximately $10.2 million in these facilities over the next four years. The amount of our future capital requirements will depend on many factors, including:

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

Our international sales are denominated primarily, though not entirely, in U.S. dollars. Many of the costs and expenses associated with our Chinese subsidiaries are paid in Chinese Renminbi, and we expect our exposure to Chinese Renminbi to increase as we ramp up production in those facilities. In addition, purchases of some of our components are denominated in Japanese Yen. Changes in exchange rates among other currencies in which our revenue or costs are denominated and the U.S. dollar may affect our revenue, cost of sales and operating margins. While fluctuations in the value of our revenue, cost of sales and operating margins as measured in U.S. dollars have not materially affected our results of operations historically, we do not currently hedge our exchange exposure, and exchange rate fluctuations could have an adverse effect on our financial condition and results of operations in the future.

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

The current lease for our headquarters and manufacturing facility in Menlo Park expired on December 31, 2007. We have entered into a new lease in Hayward, California, to consolidate the Menlo Park operations and certain South San Francisco manufacturing operations and we plan to move into the new facility in the second and third quarters of 2008. Beginning January 1, 2008, we are leasing our current facility in Menlo Park on a month-to-month basis. We will incur moving expenses and could experience disruptions in our operations relating to the move, either of which could be material. We may not have anticipated all the logistical impediments and obstacles and may incur unanticipated expenses relating to the move, which could adversely affect our financial condition and results of operation.

If our facilities were to experience catastrophic loss due to natural disasters, our operations would be seriously harmed.

Our facilities could be subject to a catastrophic loss caused by natural disasters, including fires and earthquakes. We have facilities in areas with above average seismic activity, such as our manufacturing facility in South San Francisco, California, our manufacturing and headquarters facilities in Menlo Park, California and our new facilities in Hayward, California. If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, reduce revenue and result in large expenses to repair or replace the facility. In addition, we have in the past experienced, and may in the future experience, extended power outages at our facilities in South San Francisco, Menlo Park and our new facility in Hayward, California. We do not carry insurance policies that cover potential losses caused by earthquakes or other natural disasters or power loss.

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

Our current headquarters is located in Menlo Park, California, where we lease approximately 64,000 square feet of commercial space under a term lease that expired on December 31, 2007. We continue to lease this facility month to month and plan to vacate this facility in early third quarter of 2008 upon occupying our new facility in Hayward. We use this space for our principal administrative, sales and support, engineering and technology development facilities and for manufacturing purposes. Approximately 6,500 square feet at our Menlo Park facility is a clean room manufacturing facility. In September 2007, we entered into a new facility lease agreement for approximately 104,000 square feet of office space in Hayward, California with plans to move into this space in the second and third quarters of 2008. We will use this space as our new principal administrative, sales and support, engineering and technology development facilities and for manufacturing purposes. This lease will expire in February 2015. We also have manufacturing and engineering facilities in South San Francisco and Sacramento. In South San Francisco we lease approximately 102,000 square feet under 6 leases with varying expiration dates and extension periods. Approximately 12,300 square feet in South San Francisco is a neat room facility and 1,300 square feet is a clean room manufacturing facility. In Sacramento, we lease approximately 20,000 square feet under a lease that expires in August of 2010 with one five-year extension. We also have manufacturing facilities in Austin, Texas, Tualatin, Oregon and Shanghai, China. In Austin, we lease approximately 44,000 square feet of commercial space under a lease that expires on October 31, 2008, subject to renewal for up to three years at our option. Approximately 6,800 square feet in Austin is a clean room manufacturing facility. In Tualatin, we lease approximately 28,000 square feet of commercial space under a lease that expires on November 7, 2010. Approximately 6,800 square feet in Tualatin is a clean room manufacturing facility. In Shanghai, we lease approximately 132,000 square feet of commercial space under two leases which expire on June 30, 2009 and February 28, 2011. Approximately 11,000 square feet of this space is a clean room facility.

The table below lists our properties as of February 28, 2008:

Location	Principal Use	Square Footage	Ownership

Menlo Park, California	Headquarters, manufacturing, sales, engineering, technology development	64,000	Leased(1)

Hayward, California	Headquarters, manufacturing, sales, engineering, technology development sales, engineering, technology development	104,000	Leased

Location	Principal Use	Square Footage	Ownership

South San Francisco, California	Manufacturing, engineering	102,000	Leased(2)

Sacramento, California	Manufacturing	20,000	Leased

Austin, Texas	Manufacturing, engineering	44,000	Leased

Tualatin, Oregon	Manufacturing, engineering	28,000	Leased

Shanghai, China	Manufacturing, customer support	132,000	Leased

(1)	The Company is currently leasing this space on a month-month basis until it moves into its new facility in Hayward, California.

(2)	As part of the acquisition of Sieger, the Company leases a facility from an entity controlled by one of the Company’s directors. The Company incurred rent expense resulting from the lease of this facility of $0.1 million from the time of acquisition to December 29, 2006 and $0.3 million during the year ended December 28, 2007.

Item 3.	Legal Proceedings

On September 2, 2005, we filed suit in the federal court for the Northern District of California against Celerity, Inc., or Celerity, seeking a declaratory judgment that our new substrate technology does not infringe certain of Celerity’s patents and/or that Celerity’s patents are invalid. On September 13, 2005, Celerity filed suit in the federal court of Delaware alleging that we have infringed eight patents by developing and marketing products that use Celerity’s fluid distribution technology. The complaint by Celerity seeks injunction against future infringement of its patents and compensatory and treble damages. The Delaware litigation was transferred to the Northern District of California on October 19, 2005 and on December 12, 2005 was consolidated with our previously filed declaratory judgment action. The Court issued its claim construction order on September 29, 2006. We then filed motions for summary judgments of non-infringement and invalidity with the Court. The Court issued summary judgment in April 2007, dismissing four of Celerity’s patent infringement claims. In addition, Celerity had previously withdrawn two of its patent infringement claims. The case ultimately went to trial in June 2007, and, on June 25, 2007, a jury found that we did not infringe on one of the two remaining patents at issue but did infringe on the other. The jury awarded damages of $13,900 to Celerity and enjoined us from making, using, or selling the product that was found to infringe the Celerity patent. The court also ordered us to pay Celerity $45,000 in court costs and $31,000 in royalty fees for gas panel sales to date related to the product that was found to infringe the Celerity patent. We have filed a notice of appeal, and intend to appeal the jury verdict and injunction to the Court of Appeals for the Federal Circuit (CAFC). In addition, we have requested, and the United States Patent and Trademark Office (USPTO) has granted, our request for re-examination of the one Celerity patent that we were found to infringe. The reexamination by the USPTO is pending. We do not expect the outcome of the appeal to the CAFC or the ruling by the USPTO in the re-examination of the Celerity patent to have a material impact on our operating results or cash flows.

From time to time, we are also subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

COMPARISON OF 45 MONTH CUMULATIVE TOTAL RETURN*
Among Ultra Clean Holdings, Inc., The NASDAQ Composite Index
And The RDG Semiconductor Composite Index

*	$100 invested on 3/25/04 in stock or 2/28/04 in index-including reinvestment of dividends. Fiscal year ending December 31.

Our common stock has been traded on the NASDAQ Global Market under the symbol “UCTT” since March 25, 2004. The following table sets forth for the periods indicated the high and low closing sales prices per share of our common stock as reported by the NASDAQ Global Market:

	High	Low

Fiscal year 2006
First quarter	$9.80	$7.10
Second quarter	$9.45	$7.44
Third quarter	$11.10	$7.36
Fourth quarter	$14.08	$10.02
Fiscal year 2007
First quarter	$18.52	$13.25
Second quarter	$19.60	$12.91
Third quarter	$15.55	$12.77
Fourth quarter	$16.58	$12.13

To date, we have not declared or paid cash dividends to our stockholders and we do not intend to do so for the foreseeable future in order to retain earnings for use in our business. Our credit facility limits our ability to pay dividends. As of February 28, 2008, we had approximately 22 stockholders of record.

Item 6.	Selected Consolidated Financial Data

You should read the following tables in conjunction with other information contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and related notes and other financial information contained elsewhere in this Annual Report.

Statements of Income Data:

	Years Ended
	12/28/2007	12/29/2006	12/30/2005	12/31/2004	12/26/2003

Consolidated Statements of Operations Data:
Sales	$403,807	$337,228	$147,535	$184,204	$77,520
Cost of goods sold	346,347	286,542	127,459	154,995	67,313

Gross profit	57,460	50,686	20,076	29,209	10,207
Operating expenses	33,953	25,352	17,515	15,761	8,409

Income from operations	23,507	25,334	2,561	13,448	1,798

Other income (expense)	(1,797)	(1,758)	147	(387)	(1,458)

Income before income taxes	21,710	23,576	2,708	13,061	340
Income tax provision	5,817	7,266	705	4,511	232

Net income	$15,893	$16,310	$2,003	$8,550	$108

Net income per share:
Basic	$0.75	$0.85	$0.12	$0.59	$0.01
Diluted	$0.72	$0.83	$0.12	$0.55	$0.01
Shares used in computation:
Basic	21,293	19,220	16,241	14,605	9,976
Diluted	22,118	19,649	17,169	15,542	10,711

The results for the year ended December 29, 2006 include the activity of UCT-Sieger beginning June 30, 2006, the date of acquisition.

Consolidated Balance Sheet Data:

	12/28/2007	12/29/2006	12/30/2005	12/31/2004	12/26/2003

Cash & cash equivalents	$33,447	$23,321	$10,663	$11,440	$6,035
Working capital	80,498	71,587	33,889	29,861	17,519
Total assets	195,027	187,047	75,009	67,698	50,155
Bank borrowings and long- term debt	22,211	31,564	2,343	—	—
Short-and long-term capital lease and other long-term obligations	1,062	379	354	528	558
Debt to related parties	—	—	—	—	30,013
Total stockholders’ equity	129,488	107,168	55,281	52,475	8,320

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s Discussion and Analysis (MD&A) is intended to provide an understanding of Ultra Clean Technology’s business and results of operations. This MD&A should be read in conjunction with Ultra Clean’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report. MD&A consists of the following sections:

•	Overview: a summary of Ultra Clean’s business.

•	Results of Operations: a discussion of operating results.

•	Financial Condition, Liquidity and Capital Resources: cash flows, sources and uses of cash, contractual obligations and financial position.

•	Critical Accounting Policies: a discussion of our critical accounting policies that require the exercise of judgments and estimates.

Overview

General

We are a leading developer and supplier of critical subsystems, primarily for the semiconductor capital equipment (“SCE“) industry. We also leverage the specialized skill sets required to support SCE to serve the technologically similar markets in the flat panel, solar and medical device industries, collectively referred to as “Other Addressed Industries”. We develop, design, prototype, engineer, manufacture and test subsystems which are highly specialized and tailored to specific steps in the semiconductor manufacturing process as well as in other addressed markets. Our revenue is derived from the sale of gas delivery systems and other critical subsystems including chemical mechanical planarization (CMP) subsystems, chemical delivery modules, top-plate assemblies, frame assemblies, process modules and other high level assemblies.

Our customers are primarily original semiconductor equipment manufacturers in the industries we support. We provide our customers with complete subsystem solutions that combine our expertise in design, test, component characterization and highly flexible manufacturing operations with quality control and financial stability. This combination helps us drive down total manufacturing costs, reduce design-to-delivery cycle times and maintain high quality standards for our customers. We believe these characteristics, as well as our standing as a leading supplier of gas delivery systems, place us in a strong position to benefit from the growing demand for subsystem outsourcing.

We operate clean room manufacturing facilities in Menlo Park and South San Francisco, California; Austin, Texas; Tualatin, Oregon; and Shanghai, China. We also operate machine shop facilities in South San Francisco as well as our new facility in Shanghai, China.

We have in the past considered and will continue to consider acquisitions that will enable us to expand our geographic presence, secure new customers and diversify into complementary products and markets as well as broaden our technological capabilities in semiconductor capital equipment manufacturing.

Cyclical Business

Our business and operating results depend in significant part upon capital expenditures by manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors. Historically, the semiconductor industry has been highly cyclical, with recurring periods of over-supply of semiconductor products that have had a severe negative effect on the demand for capital equipment used to manufacture semiconductors. During these periods, we have experienced significant fluctuations in customer orders for our products. Our sales were $403.8 million in 2007, $337.2 million in 2006 and $147.5 million in 2005. In periods where supply exceeds demand for semiconductor capital equipment, we generally experience significant reductions in customer orders for our products. Sharp decreases in demand for semiconductor capital equipment may lead our customers to cancel order forecasts, change production quantities from forecasted volumes or delay production, which may negatively impact our gross profit, as we may be unable to quickly reduce costs and may be required to hold inventory longer than anticipated. In periods where demand for semiconductor capital equipment exceeds supply, we generally need to quickly increase our production of gas delivery systems and other critical subsystems, requiring us to order additional inventory, effectively manage our component supply chain, hire additional employees and expand, if necessary, our manufacturing capacity.

Customer and Geographic Concentration

A relatively small number of OEM customers have historically accounted for a significant portion of our revenue, and we expect this trend to continue. Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. collectively accounted for 83% of our sales in 2007, 86% of our sales in 2006 and 89% of our sales in 2005. Because of the small number of OEMs in our industry, most of whom are already our customers, it would be difficult to replace lost revenue resulting from the loss of, reduction in, cancellation of or delay in purchase orders by, any one of these customers. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a small number of customers. In addition, any significant pricing pressure exerted by a key customer could adversely affect our operating results.

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

In 2007, 2006 and 2005, 2.2%, 4.9% and 5.5%, respectively, of our total sales were derived from sales outside the United States, based upon the location to which our products were shipped.

Results of Operations

The following table sets forth income statement data for the periods indicated as a percentage of revenue:

	Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Sales	100.0%	100.0%	100.0%
Cost of goods sold	85.8%	85.0%	86.4%

Gross profit	14.2%	15.0%	13.6%
Operating expenses:
Research and development	0.7%	0.9%	1.6%
Sales and marketing	1.5%	1.4%	2.3%
General and administrative	6.2%	5.2%	8.0%

Total operating expenses	8.4%	7.5%	11.9%

Income from operations	5.9%	7.5%	1.7%
Interest and other income (expense), net	(0.4)%	(0.5)%	0.1%

Income before provision for income taxes	5.5%	7.0%	1.8%
Income tax provision	1.4%	2.1%	0.4%

Net income	3.9%	4.9%	1.4%

Year Ended December 28, 2007 Compared With Year Ended December 29, 2006

Sales

Sales for the year ended December 28, 2007 increased $66.6 million, or 19.7%, to $403.8 million from $337.2 million for the year ended December 29, 2006. The increase reflects continued market penetration and strong demand in the first six months of 2007, offset, in part, by a decrease in demand resulting from the overall slowdown in the semiconductor capital equipment market in the second half of 2007. The increase includes incremental revenue of $32.2 million derived from the acquisition of UCT-Sieger. We expect sequential revenues to be relatively flat in the first quarter of 2008.

Historically, a relatively small number of OEM customers have accounted for a significant portion of our sales. Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. are our three largest customers and each has greater than 10% of our total sales. As a percentage of total revenue, sales to our three largest customers combined were 83%, 86% and 89% for the years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

Gross Profit

Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation, associated with the design and manufacture of products sold. Gross profit for the year ended December 28, 2007 increased to $57.5 million, or 14.2% of sales, from $50.7 million, or 15.0% of sales, for the year ended December 29, 2006. Gross profit for the year ended 2007 reflects a correction in inventory resulting from incorrect material transfers in our newly implemented ERP system, which increased our cost of goods sold by $297,000 and decreased gross margins by 0.1% from the 14.3% reported in our earnings release dated February 19, 2008. The increase in gross profit from 2006 was due primarily to an increase in revenues, net of a decrease of approximately $3.2 million resulting from a reduction in gross margins, primarily from our US operations. The decrease in gross margin was due primarily to declining, sequential quarterly revenue beginning in the first quarter of fiscal 2007, and the increased pressure on pricing associated with shrinking market demand. A contributing factor to the decrease in the gross margin in 2007 related to the increase in SFAS 123(R) stock-based compensation expense of $0.5 million.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment, design and implementation, new product design and testing and other product development activities. Research and development expense remained relatively flat decreasing to $3.0 million, or 0.7% of sales, for the year ended December 28, 2007 compared to $3.1 million, or 0.9% of sales for the year ended December 29, 2006. The decrease as a percentage of sales was due primarily to a higher revenue base in 2007 as compared to 2006.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with our sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense was $5.9 million and $4.6 million for the years ended December 28, 2007 and December 29, 2006, respectively. The increased spending was due primarily to approximately $1.1 million in additional compensation expense as a result of increases in sales and service headcount to support higher revenue including the Sieger revenue. The balance of the increase was attributed primarily to increased travel expenses of $0.1 million and $0.1 million of SFAS 123(R) stock compensation expense. As a percentage of sales, sales and marketing expense increased to 1.5% for the year ended December 28, 2007 compared to 1.4% for the year ended December 29, 2006.

General and Administrative Expense

General and administrative expense consists primarily of salaries and overhead of our administrative staff and professional fees. General and administrative expense increased to $25.1 million, or 6.2% of sales, for the year ended December 28, 2007 from $17.7 million, or 5.2% of sales, for the year ended December 29, 2006. The increase in spending was due to increases in labor costs of $3.5 million in part related to the addition of UCT-Sieger administrative personnel as well as increases in administrative personnel related to our China facilities. The increase is also due to accounting and consulting costs related to SOX 404 compliance of $1.3 million, legal fees related primarily to legal proceedings described above in Item 3 — Legal Proceedings of $1.4 million and SFAS 123(R) stock compensation expenses of $0.7 million.

Interest and Other Income (Expense), net

Interest and other income (expense), net for the year ended December 28, 2007 was $(1.8) million compared to $(1.8) million in 2006. Components of interest and other income (expense) relate primarily to the interest expense incurred for debt financing related to the Sieger acquisition. Interest expense for the year 2007 was $2.2 million compared to $1.4 million in 2006. The increase in 2007 was due to interest on debt incurred for a full year in 2007 compared to interest on debt incurred for only a part of 2006 as a result of the acquisition of Sieger in June 2006. This increase in interest expense was partially offset by an increase in interest income of approximately $0.1 million as well as a decrease in other expense of approximately $0.5 million. Other expense in fiscal 2006 included approximately $0.5 million of stock offering expenses related to our secondary offering in the first quarter of 2006.

Income Tax Provision

Our effective tax rate for the year ended December 28, 2007 was 26.8% compared to 30.8% for the year ended December 29, 2006. Our effective tax rate is substantially impacted by several items including Section 199 deduction for domestic production activities, state taxes and the effect of foreign operations. The decreased rate in 2007 reflects primarily a change in our geographic mix of US and China earnings.

Year Ended December 29, 2006 Compared With Year Ended December 31, 2005

Sales

Sales for the year ended December 29, 2006 increased 128.6% to $337.2 million from $147.5 million for the year ended December 31, 2005. The increase reflected, primarily, a rebound in demand that began during the first quarter of 2006 and, to a lesser extent, incremental revenue derived from the acquisition of Sieger.

Gross Profit

Gross profit for the year ended December 29, 2006 increased to $50.7 million, or 15.0% of sales, from $20.1 million, or 13.6% of sales, for the year ended December 31, 2005. The increase in gross profit was due primarily to an increase in the percentage of revenue generated from our Shanghai facility, as well as improved margins from our U.S. operations. This increase was partially offset by SFAS 123(R) stock-based compensation expense of $0.4 million.

Research and Development Expense

Research and development expense increased to $3.1 million or 0.9% of sales for the year ended December 29, 2006 from $2.4 million, or 1.6% of sales for the year ended 2005. The increase in absolute dollars was due primarily to an increase in engineering activity related to new product design and other product development activity and $0.1 million of SFAS 123(R) stock-based compensation expenses. The decrease as a percentage of sales was due primarily to a higher revenue base in 2006 as compared to 2005.

Sales and Marketing Expense

Sales and marketing expense was $4.6 million and $3.4 million for the years ended December 29, 2006 and December 30, 2005, respectively. The increased spending was due primarily to approximately $1.1 million in additional compensation expense resulting from increases in commissions and sales and service headcount to support higher revenue and the balance of the increase was primarily attributed to increased travel expense and $0.1 million of SFAS 123(R) stock compensation expenses. As a percentage of sales, sales and marketing expense decreased to 1.4% for the year ended December 29, 2006 compared to 2.3% of sales for the year ended December 30, 2005. The decrease as a percentage of sales was due primarily to a higher revenue base in 2006 compared to 2005.

General and Administrative Expense

General and administrative expense increased to $17.7 million, or 5.2% of sales, for the year ended December 29, 2006 from $11.8 million, or 8.0% of sales, for the year ended December 30, 2005. The increase in spending was due to accounting and consulting costs relating to SOX 404 compliance, $1.5 million of amortization of certain intangible assets acquired through the Sieger acquisition, legal fees related to certain legal proceedings, $1.2 million of SFAS 123(R) stock compensation expenses and the addition of UCT-Sieger administrative personnel. The decrease as a percentage of sales was due primarily to a higher revenue base in 2006 as compared to 2005.

Interest and Other Income (Expense), net

Interest and other income (expense) for the year ended December 29, 2006 decreased to $(1.8) million compared to $0.1 million in 2005. The decrease in interest and other income (expense), net over the comparable prior period is attributable primarily to the interest expense incurred for debt financing related to the Sieger acquisition.

Income Tax Provision

Our effective tax rate for the year ended December 29, 2006 was 30.8% compared to 26.0% for the year ended December 30, 2005. Our effective tax rate was substantially impacted by several items including the extraterritorial income exclusion (ETI), Section 199 deduction for domestic production activities and the effect of foreign operations. The increased rate in 2006 reflected primarily a decrease in the tax benefit associated with the ETI exclusion and a change in our geographic mix of worldwide earnings that contributed to a year-end adjustment related to transfer pricing.

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

Revenue Recognition

Our revenue is concentrated in a few OEM customers in the semiconductor capital equipment, solar, flat panel and medical device industry. Our standard arrangement for our customers includes a signed purchase order or contract, no right of return of delivered products and no customer acceptance provisions. Revenue from sales of products is recognized when:

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

Inventory Valuation

We value the majority of our inventories at the lesser of standard cost, determined on a first-in, first-out basis, or market. We value inventory of our subsidiary, UCT-Sieger, at the lesser of actual cost or market. We assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts on a periodic basis. Obsolete inventory or inventory in excess of our estimated usage is written-down to its estimated market value less costs to sell, if less than its cost. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specific identified inventory in excess of established usage. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If actual market conditions are less favorable than our projections, additional inventory write-downs may be required. If the inventory value is written down to its net realizable value, and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold either as a component of a subsystem or as separate inventory. For the years ended December 28, 2007 and December 29, 2006, we wrote off $0.9 million and $0.8 million, respectively, in inventory determined to be obsolete.

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

On December 30, 2006, we adopted the provision of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires that we recognize in our consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for recognized tax benefits in the accompanying balance sheets along with any associated interest that would be payable to the taxing authorities upon examination (See note 7).

We are currently open to audit under the statute of limitations by the Internal Revenue Service for fiscal years 2004 through 2007, and our state income tax returns are open to audit under the statute of limitations for fiscal years 2003 through 2007.

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

On June 29, 2006, we completed the acquisition of Sieger Engineering, Inc, a privately-held contract manufacturing company based in South San Francisco, California (“UCT-Sieger”). The total purchase price was approximately $53.5 million and was comprised of cash consideration of $32.4 million, including acquisition costs of $1.4 million, and stock consideration of $21.1 million. Our subsidiary, UCT-Sieger, is a supplier of chemical mechanical planarization (CMP) modules and other critical subsystems to the semiconductor, solar and flat panel capital equipment industries. We believe that the acquisition has enhanced our strategic position as a semiconductor equipment subsystem supplier. We have accounted for the acquisition of UCT-Sieger as a business combination and the operating results of UCT-Sieger have been included in our consolidated financial statements from the date of acquisition. (See Note 2).

Valuation of Intangible Assets and Goodwill

We annually evaluate our intangible assets and goodwill in accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets include goodwill, customer lists and tradename. Factors we consider important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. The provisions of SFAS No. 142 also require a goodwill impairment test annually or more frequently if impairment indicators arise. In testing for a potential impairment of goodwill, the provisions of SFAS No. 142 require the application of a fair value based test at the reporting unit level. We operate in one reportable segment and have one reporting unit. Therefore, all goodwill is considered enterprise goodwill and the first step of the impairment test prescribed by SFAS No. 142 requires a comparison of our fair value to our book value. If the estimated fair value is less than the book value, SFAS No. 142 requires an estimate of the fair value of all identifiable assets and liabilities of the business, in a manner similar to a purchase price allocation for an acquired business. This estimate requires valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Potential goodwill impairment is measured based upon this two-step process. We performed our annual goodwill impairment test as of December 28, 2007 and determined that goodwill was not impaired.

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

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year

2007
Sales	$110,792	$104,722	$95,535	$92,758	$403,807
Gross profit	$16,757	$15,816	$13,370	$11,517	$57,460
Net income	$5,185	$5,096	$3,541	$2,071	$15,893
2006
Sales	$57,195	$68,469	$104,065	$107,499	$337,228
Gross profit	$8,191	$10,710	$15,371	$16,414	$50,686
Net income	$2,131	$3,957	$5,560	$4,662	$16,310

Our operating results for fiscal 2007 reflect a downturn in the semiconductor capital equipment industry beginning in the second quarter of 2007 and worsening further in the third and fourth quarters of fiscal year 2007. Gross profit for the fourth quarter and full year ended 2007 reflects a correction in inventory resulting from incorrect material transfers in our newly implemented ERP system which increased our cost of goods sold by $297,000 from amounts previously reported in our earnings release dated February 19, 2008. On a comparative basis, the operations of Sieger are included in the operating results above beginning in the third quarter of fiscal 2006.

Liquidity and Capital Resources

With the exception of the Sieger acquisition, which was funded by third-party debt, historically, we have required capital principally to fund our working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of December 28, 2007, we had cash of $33.4 million as compared to $23.3 million as of December 29, 2006.

For the year ended December 28, 2007 we generated cash from operating activities of $23.5 million compared to a use of cash of $7.7 million for the year ended December 29, 2006. Cash flow in 2007 was favorably impacted by increases in net income and depreciation and amortization of $15.9 million and $4.4 million, respectively, and a decrease in accounts receivable of $9.7 million respectively, offset in part by an increase in inventory of $1.9 million, and a decease in income taxes payable of $4.9 million.

Net cash used in investing activities for the year ended December 28, 2007 decreased $28.4 million to $7.9 million. The decrease was due primarily to our acquisition of Sieger in 2006 offset by higher levels of capital expenditures relating to our investment in a new ERP system and leasehold and capital equipment for our second manufacturing facility in Shanghai, China. In addition to our normal general capital expenditures, in 2008, we expect to invest approximately $7.2 million in our new Hayward facility and $3.0 million in our new Shanghai facility over the next four years. Cash for these investments will be provided from existing cash and cash from operations.

Net cash used in financing activities for the year ended December 28, 2007 increased $47.0 million to $5.7 million used in financing activities from $41.3 million provided by financing activities in the year ended December 29, 2006. In 2007 the use of cash in financing activities was primarily due to payments on long-term debt of $9.4 million offset primarily by proceeds from the issuance of common stock from our employee stock compensation plans. In 2006, we generated cash primarily through bank borrowings and stock issuance, including approximately $10.5 million in net proceeds from our secondary stock offering of 1.6 million shares of common stock conducted in March 2006. Cash provided by financing activities in 2006 was used primarily to fund the acquisition of Sieger.

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

Borrowing Arrangements

In connection with our acquisition of Sieger in the second quarter of 2006, we entered into a borrowing arrangement and an equipment loan. The loan and security agreement (“Loan Agreement”) provides senior secured credit facilities in an aggregate principal amount of up to $32.5 million, consisting of a $25 million revolving line of credit ($10 million of which may be used for the issuance of letters of credit) and a $7.5 million term loan. The aggregate amount of the credit facilities is also subject to a borrowing base equal to 80% of eligible accounts receivable and is secured by substantially all of our assets. Each of the credit facilities will expire on June 29, 2009 and contains certain financial covenants, including minimum profitability and liquidity ratios. In addition, the term loan is subject to monthly amortization payments in 36 equal installments. In December 2007, we paid down the balance of this loan by an additional amount of $5.0 million. Interest rates on outstanding loans under the credit facilities ranged from 6.5% to 8.3% per annum during the year ended December 28, 2007 and were 6.5% per annum as of December 28, 2007. The equipment loan is a 5-year, $5 million loan that is secured by certain equipment. The interest rate on the equipment loan was 7.6% as of December 28, 2007. The combined balance outstanding on the borrowing arrangement and equipment loan at December 28, 2007 was $22.2 million.

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

Capital Expenditures

We made capital expenditures of $8.0 million in the year ended December 28, 2007, the majority of which was used for the facilities expansion in China and the implementation of our new ERP system which went live during the fourth quarter of 2007. Capital expenditures in the year ended December 29, 2006 and 2005 were $4.0 million and $1.1 million, respectively, the majority of which was domestic cleanroom expansion activities and the purchase and implementation of a new ERP system.

Contractual Obligations

Other than operating leases for certain equipment and real estate, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the revolving credit facility described above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments and principal payments under debt obligations as of December 28, 2007 (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total

Capital lease	$33	$12	$—	$—	$—	$—	$45
Operating lease(1)	1,905	2,404	1,867	1,817	1,944	4,329	14,266
Borrowing arrangements	3,575	17,185	1,008	443	—	—	22,211
Purchase obligations	49,012	—	—	—	—	—	49,012

Total(2)	$54,525	$19,601	$2,875	$2,260	$1,944	$4,329	$85,534

(1)	Operating lease expense reflects (a) the lease for our headquarters facility in Menlo Park, California expires on December 31, 2007 and we have entered into a new lease in Hayward, California; (b) the lease for a manufacturing facility in Portland, Oregon expires on October 31, 2010; (c) the leases for manufacturing facilities in South San Francisco expire in 2007, 2008, 2009 and 2010; (d) three leases for manufacturing facilities in Austin, Texas that expire on February 29, 2008 and August 31, 2009. We have options to renew certain of the leases in South San Francisco, which we expect to exercise.

(2)	We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on December 30, 2006. As a result of the implementation of FIN 48, we recorded an additional tax liability of $750,000 to offset the recognition of previously recorded excess tax benefits. Because of the uncertainty surrounding the future payment of these liabilities, the amounts have been excluded from the table above.

Recently Issued Accounting Standards

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is irrevocable once elected. SFAS No. 159 will be effective in fiscal 2008. We are evaluating the potential impact of the implementation of SFAS No. 159 on our financial position and results of operations.

In December 2007, the FASB issued Statement 141 (revised), “Business Combinations” (SFAS 141(R)). The standard changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) will be effective for Ultra Clean Technology in fiscal 2009, with early adoption prohibited. Ultra Clean is evaluating the potential impact of the implementation of Statement 141(R) on its financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates or equity prices.

Foreign Exchange Rates

During the first quarter of fiscal 2005, we entered into a loan and security agreement providing for revolver loans of up to $3.0 million with a bank in China. As of December 28, 2007, we had no such balance outstanding under the revolver loan under such agreement. However, if we enter into future borrowing arrangements or borrow under our existing revolving credit facility, we may seek to manage our exposure to interest rate changes by using a mix of debt maturities and variable- and fixed-rate debt, together with interest rate swaps where appropriate, to fix or lower our borrowing costs. We do not make material sales in currencies other than the United States Dollar or have material purchase obligations outside of the United States, except in China where we have purchase commitments totaling $0.8 million in United States Dollar equivalents. We have performed a sensitivity analysis assuming a hypothetical 10-percent movement in foreign currency exchange rates and interest rates applied to the underlying exposures described above. As of December 28, 2007, the analysis indicated that such market movements would not have a material effect on our business, financial condition or results of operations. Although we do not anticipate any significant fluctuations, there can be no assurance that foreign currency exchange risk will not have a material impact on our financial position, results of operations or cash flow in the future.

Interest Rates

Our interest rate risk relates primarily to our third party debt which totals $22.2 million and carries interest rates pegged to the LIBOR and PRIME rates. An immediate increase in interest rates of 100 basis points would increase our interest expense by approximately $56,000 per quarter. This would be partially offset by increased interest income on our invested cash. Conversely, an immediate decline of 100 basis points in interest rates would decrease our interest expense by approximately $56,000 per quarter. This would be partially offset by decreased interest income on our invested cash.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ultra Clean Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Ultra Clean Holdings, Inc. and subsidiaries (the “Company”) as of December 28, 2007 and December 29, 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2007 and December 29, 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the consolidated financial statements, effective December 30, 2006, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109. As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Jose, California
March 12, 2008

Ultra Clean Holdings, Inc.

Consolidated Balance Sheets

	December 28,	December 29,
	2007	2006
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$33,447	$23,321
Accounts receivable, net of allowance of $352 and $287, respectively	34,845	44,543
Inventory, net	49,342	47,914
Deferred income taxes	3,597	4,186
Prepaid expenses and other	4,110	1,303

Total current assets	125,341	121,267

Equipment and leasehold improvements, net	14,095	9,433
Long-term assets:
Goodwill	34,196	33,490
Purchased intangibles	20,762	22,112
Other non-current assets	633	745

Total assets	$195,027	$187,047

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$3,575	$4,206
Accounts payable	36,817	37,583
Accrued compensation and related benefits	3,006	4,021
Capital lease obligations, current portion	33	61
Income taxes payable	—	2,355
Other current liabilities	1,412	1,454

Total current liabilities	44,843	49,680

Long-term debt	18,636	27,358
Deferred and other tax liabilities	1,031	2,523
Capital lease obligations and other liabilities	1,029	318

Total liabilities	65,539	79,879

Commitments and contingencies (See note 13)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding
Common stock — $0.001 par value, 90,000,000 authorized; 21,562,836 and 21,080,540 shares issued and outstanding, in 2007 and 2006, respectively	89,092	82,046
Retained earnings	40,396	25,122

Total stockholders’ equity	129,488	107,168

Total liabilities and stockholders’ equity	$195,027	$187,047

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Income Statements

	Twelve Months Ended
	December 28,	December 29,	December 30,
	2007	2006	2005
	(In thousands, except per share amounts)

Sales	$403,807	$337,228	$147,535
Cost of goods sold	346,347	286,542	127,459

Gross profit	57,460	50,686	20,076

Operating expenses:
Research and development	2,985	3,051	2,360
Sales and marketing	5,914	4,644	3,357
General and administrative	25,054	17,657	11,798

Total operating expenses	33,953	25,352	17,515

Income from operations	23,507	25,334	2,561

Interest and other income (expense), net	(1,797)	(1,758)	147

Income before provision for income taxes	21,710	23,576	2,708
Income tax provision	5,817	7,266	705

Net income	$15,893	$16,310	$2,003

Net income per share:
Basic	$0.75	$0.85	$0.12
Diluted	$0.72	$0.83	$0.12
Shares used in computing net income per share
Basic	21,293	19,220	16,241
Diluted	22,118	19,649	17,169

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

				Retained
			Deferred	Earnings/	Total
	Common Stock		Stock-based	(Accumulated	Stockholders’
	Shares	Amount	Compensation	Deficit)	Equity
	(In thousands, except share amounts)

Balance, December 31, 2004	16,366,466	$46,237	$(571)	$6,809	$52,475
Net issuance under employee stock plans, including tax benefits of $116	134,897	598	—	—	598
Amortization of stock-based compensation	—	(16)	221	—	205
Net income	—	—	—	2,003	2,003

Balance, December 30, 2005	16,501,363	46,819	(350)	8,812	55,281
Issuance of common stock for business acquisition	2,599,393	21,071	—	—	21,071
Sale of common stock	1,600,000	10,510	—	—	10,510
Net issuance under employee stock plans, including tax benefits of $1,060	379,784	2,089	—	—	2,089
Amortization of stock-based compensation	—	1,709	198	—	1,907
Net income	—	—	—	16,310	16,310

Balance, December 29, 2006	21,080,540	82,198	(152)	25,122	107,168
Issuance of restricted common stock	25,000	—	—	—	—
Net issuance under employee stock plans, including tax benefits of $1,323	457,296	3,759	—	—	3,759
Amortization of stock-based compensation	—	3,162	125	—	3,287
Excess tax benefits recognized under adoption of FIN 48	—	—	—	(619)	(619)
Net income	—	—	—	15,893	15,893

Balance, December 28, 2007	21,562,836	$89,119	$(27)	$40,396	$129,488

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Cash Flows

	Twelve Months Ended
	December 28,	December 29,	December 30,
	2007	2006	2005
	(in thousands)

Cash flows from operating activities:
Net income	$15,893	$16,310	$2,003
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,375	3,871	2,167
Loss on sale of equipment	—	—	30
Deferred income tax	(903)	(2,002)	(318)
Excess tax benefit from stock-based compensation	(1,323)	(1,060)	116
Stock-based compensation	3,287	1,907	221
Changes in assets and liabilities:
Accounts receivable	9,698	(10,719)	(5,743)
Inventory	(1,933)	(14,073)	(3,973)
Prepaid expenses and other	(266)	145	158
Other non-current assets	112	53	45
Accounts payable	(772)	8,749	1,770
Accrued compensation and related benefits	(1,015)	1,524	(777)
Income taxes payable	(4,921)	2,944	(865)
Other current liabilities	1,288	36	1,990

Net cash provided by operating activities	23,520	7,685	3,176

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(7,707)	(3,941)	(1,126)
Proceeds from sale of equipment	27	—	9
Net cash used in acquisition	(46)	(32,353)	—
Decrease in restricted cash	—	—	130
Acquisition related tax benefit	—	—	533

Net cash used in investing activities	(7,726)	(36,294)	(454)

Cash flows from financing activities:
Principal payments on capital lease obligations	(67)	(45)	(72)
Proceeds from bank borrowings	—	31,991	2,343
Principal payments on long-term debt	(9,353)	(3,278)	—
Excess tax benefit from stock-based compensation	1,323	1,060	—
Proceeds from issuance of common stock	2,429	11,539	582

Net cash provided by (used in) financing activities	(5,668)	41,267	2,853

Net increase (decrease) in cash	10,126	12,658	(777)
Cash and cash equivalents at beginning of year	23,321	10,663	11,440

Cash and cash equivalents at end of year	$33,447	$23,321	$10,663

Supplemental cash flow information:
Income taxes paid	$10,249	$5,256	$510

Interest paid	$2,242	$1,307	$80

Non-cash investing and financing activities:
Restricted stock issued	$335	$—	$—
Common stock issued in acquisition	$—	$21,071	$—

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

Certain Significant Risks and Uncertainties — The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, any of the following areas could have a negative effect on the Company in terms of its future financial position, results of operations or cash flows: the highly cyclical nature of the semiconductor industry; the loss of any of a small number of customers; ability to obtain additional financing; pursuing acquisition opportunities; regulatory changes; fundamental changes in the technology underlying semiconductor manufacturing processes or semiconductor manufacturing equipment; the hiring, training and retention of key employees; successful and timely completion of product design efforts; and new product design introductions by competitors.

Concentration of Credit Risk — Financial instruments which subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company sells its products primarily to semiconductor capital equipment manufacturers in the United States. The Company performs credit evaluations of its customers’ financial condition and generally requires no collateral.

The Company had significant sales to three customers, each accounting for 10% or more of sales: Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. Sales to each of these customers as a percentage of total sales were as follows:

	Fiscal Year Ended
	2007	2006	2005

Customer A	43%	40%	40%
Customer B	29%	32%	31%
Customer C	11%	14%	18%

These same three significant customers and one other customer, Intuitive Surgical, Inc., represented 70% and 13%, respectively, for a combined total of 83% of accounts receivable at December 28, 2007. The same three significant customers represented a combined total of 74% of accounts receivable at December 29, 2006.

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

At December 28, 2007 and December 29, 2006, inventory balances of $49.3 million and $47.9 million, respectively, were net of write-downs. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specific identified inventory in excess of estimated usage.

Equipment and Leasehold Improvements — Equipment and leasehold improvements are stated at cost, or, in the case of equipment under capital leases, the present value of future minimum lease payments at inception of the related lease. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives of the assets or the terms of the leases. Useful lives range from three to fifteen years.

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

	Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Beginning Balance	$344	$76	$127
Adjustment for acquisition	—	214	—
Additions related to sales	109	376	57
Warranty costs incurred	(233)	(322)	(108)

Ending Balance	$220	$344	$76

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

Stock-based compensation and deferred stock-based compensation

The Company maintains stock-based compensation plans which allow for the issuance of stock options to executives and certain employees. The Company also maintains an employee stock purchase plan (“ESPP”) that provides for the issuance of shares to all eligible employees of the Company at a discounted price. Prior to fiscal year 2006, the Company accounted for the plans under the recognition and measurement provisions of Accounting

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees , and related Interpretations. Accordingly, because stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options was recognized. Also, as the employee stock purchase plan was considered non-compensatory, no expense related to this plan was recognized. In accordance with SFAS 123 (SFAS 123), Accounting for Stock-Based Compensation, as amended by SFAS No. 148 (SFAS 148), Accounting for Stock-Based Compensation — Transition and Disclosure , the Company provided pro forma net income and net income per share disclosures for each period prior to the adoption of Statement of Accounting Standards 123R (SFAS 123(R)), Share-Based Payment , as if it had applied the fair value-based method in measuring compensation expense for its share-based compensation plans.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective method. This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective transition method of adoption, the Company recognizes compensation expense for equity-based awards granted after January 1, 2006, plus the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS 123, as amended by SFAS 148. Under this method of implementation, no restatement of prior periods has been made.

Stock-based compensation expense from stock options and the related income tax benefit from the expense recognized under SFAS 123(R) were $3.0 million and $0.8 million, respectively, for the year ended December 28, 2007, and $1.7 million and $0.5 million, respectively, for the year ended December 29, 2006. The estimated fair value of the Company’s equity-based awards, net of expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis over a weighted average period of four years and will be adjusted for subsequent changes in estimated forfeitures and future option grants. The implementation of SFAS 123(R) reduced basic and fully diluted earnings per share, net of tax benefit, by $0.10 and $0.06 for the years ended December 28, 2007 and December 29, 2006, respectively.

Comparable Disclosures

The following table illustrates the effect on the Company’s net income and net income per share for the year ended December 30, 2005 as if it had applied the fair value recognition provisions of SFAS No. 123 to share-based compensation using the Black-Scholes valuation model (in thousands, except per share amounts):

Year Ended
December 30,
2005

Net income as reported	$2,003
Add: stock-based employee compensation included in reported net income, net of tax	151
Less: total stock-based compensation determined under the fair value-based method for all awards, net of tax	(828)

Pro forma net income	$1,326

Basic net income per share:
As reported	$0.12
Pro forma	$0.08
Diluted net income per share:
As reported	$0.12
Pro forma	$0.08

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

The exercise price of each stock option equals the market price of the Company’s stock on the date of grant. The weighted average estimated fair value of employee stock option grants for the years ended December 28, 2007, December 29, 2006 and December 30, 2005 was $7.26, $4.41 and $3.51, respectively. Most options are scheduled to vest over four years and expire no later than ten years from the grant date. The fair value for the options granted during the years ended December 28, 2007, December 29, 2006 and December 30, 2005 was estimated at the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in the model are outlined in the following table:

	Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	50.0%	50.0%	57.9%
Risk-free interest rate	4.25%	4.9%	3.9%
Expected life (in years)	5.0	4.9	5.0

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the Company’s restricted stock award activity for the year ended December 28, 2007 (in thousands):

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value(1)

Unvested stock at December 30, 2006	31	—
Granted	25	—
Vested	(15)	—
Forfeited	(—)	—

Unvested at December 28, 2007	41	—

(1)	There is no weighted fair value associated with these restricted stock awards.

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

Year Ended
December 30,
2005

Dividend yield	0%
Expected volatility	46.5%
Risk-free interest rate	3.5%
Expected life (in years)	0.5

During the years ended December 28, 2007, December 29, 2006 and December 30, 2005, the Company recorded $2.4 million, $1.3 million and $0.2 million, respectively, of stock-based compensation expense, net of tax, associated with employee and director stock plans and employee stock purchase plan programs. As of December 28, 2007, there was $6.0 million, net of forfeitures of $2.0 million, of unrecognized compensation cost related to employee and director stock which is expected to be recognized on a straight-line basis over a weighted average period of approximately four years, and will be adjusted for subsequent changes in estimated forfeitures and future option grants.

Total stock-based compensation during the years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively, to various operating expense categories was as follows (in thousands):

	Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005(2)

Cost of goods sold(1)	$915	$376	$—
Sales and marketing	203	111	—
Research and development	111	81	—
General and administrative	2,073	1,339	205

	3,302	1,907	205
Income tax benefit	(885)	(586)	(54)

Net stock-based compensation expense	$2,417	$1,321	$151

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

(1)	As of December 28, 2007 and December 29, 2006, there were no stock-based compensation expenses capitalized in inventory.

(2)	For the year ended December 30, 2005, the Company accounted for its employee stock purchase plan and employee stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25. Accordingly, no compensation expense was recognized for purchase rights issued through the employee stock purchase plan or employee stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the date of grant.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our statement of cash flows. In accordance with SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During the year ended December 28, 2007, we recorded $1.3 million of excess tax benefits as a financing cash inflow.

Purchased Intangibles and Goodwill — Purchased intangibles consist of tradenames and customer relationships acquired as part of a purchase business combination.

As part of the Sieger acquisition in June 2006, the Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The intangible assets acquired from Sieger are stated at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives of six months to 10.7 years.

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

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired. SFAS No. 141, Business Combinations , and SFAS No. 142, Goodwill and Other Intangible Assets requires that all business combinations be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Goodwill amounts are not amortized, but rather are tested for impairment. The provisions of SFAS No. 142 require an annual goodwill impairment test or more frequently if impairment indicators arise. In testing for a potential impairment of goodwill, the provisions of SFAS No. 142 require the application of a fair value based test at the reporting unit level. The Company operates in one reporting segment which has one reporting unit. Therefore, all goodwill is considered enterprise goodwill and the first step of the impairment test prescribed by SFAS No. 142 requires a comparison of fair value to book value of the Company. If the estimated fair value of the Company is less than the book value, SFAS No. 142 requires an estimate of the fair value of all identifiable assets and liabilities of the business, in a manner similar to a purchase price allocation for an acquired business. This estimate requires valuations of certain

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Potential goodwill impairment is measured based upon this two-step process. Management performed the annual goodwill impairment test as of December 28, 2007 and December 29, 2006 and determined that goodwill was not impaired. In the event that the Company determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the period in which such determination is made.

Long-Lived Assets — In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets , the Company evaluates the impairment of long-lived assets, based on the projection of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values.

Revenue Recognition — Product revenue is generally recorded upon shipment. In arrangements which specify title transfer upon delivery, revenue is not recognized until the product is delivered. The Company recognizes revenue when persuasive evidence of an arrangement exists, shipment has occurred, price is fixed or determinable and collectability is reasonably assured. If the Company has not substantially completed a product or fulfilled the terms of a sales agreement at the time of shipment, revenue recognition is deferred until completion. Our standard arrangement for our customers includes a signed purchase order or contract, no right of return of delivered products and no customer acceptance provisions.

The Company assesses collectability based on the credit worthiness of the customer and past transaction history. The Company performs on-going credit evaluations of customers and does not require collateral from customers.

Research and Development Costs — Research and development costs are expensed as incurred.

Net Income per Share — Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share earnings is calculated by dividing net income by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options and restricted stock using the treasury stock method, except when anti-dilutive (see Note 9).

Comprehensive Income — In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company reports by major components and as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income for all periods presented was the same as net income.

Recently Issued Accounting Standards — In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of fiscal 2008, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. We will adopt SFAS 157 as required in January 2008 and are currently evaluating the impact of SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is irrevocable once elected. SFAS No. 159 will be effective in fiscal 2008. We are evaluating the potential impact of the implementation of SFAS No. 159 on our financial position and results of operations.

In December 2007, FASB issued Statement 141 (revised), “Business Combinations” (SFAS 141(R)). The standard changes the accounting for business combinations, including the measurement of acquirer shares issued in

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) will be effective for Ultra Clean Technology in fiscal 2009, with early adoption prohibited. Ultra Clean is evaluating the potential impact of the implementation of Statement 141(R) on its financial position and results of operations.

2.	Acquisition

In June 2006, the Company acquired Sieger, a supplier of CMP modules and other critical subsystems to the semiconductor, solar and flat panel capital equipment industries. The total purchase price was approximately $53.5 million and was comprised of cash consideration of $32.4 million, including acquisition costs of $1.4 million, and stock consideration of $21.1 million. In accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”, the Company valued the common stock consideration based on the average closing sales price on the NASDAQ Global Market for two days before and two days after June 29, 2006, which was both the Company’s announcement date and transaction date for the acquisition.

The Company accounted for the acquisition of Sieger as a business combination and the operating results of Sieger have been included in the Company’s consolidated financial statements from the date of acquisition. The allocation of the purchase price to the assets acquired and liabilities assumed is as follows (in thousands):

Tangible assets, net	$10,894
Customer lists	13,800
Tradename	800
Goodwill	27,957

Total	$53,451

The Company recognized amortization expense related to purchased intangibles of approximately $1.4 million and $1.5 million for the years ended December 28, 2007 and December 29, 2006, respectively. The weighted average useful life of customer lists was determined to be 10.7 years. The weighted average useful life of the tradename was determined to be six months and therefore was fully amortized by December 29, 2006.

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

	Year Ended
	December 29,	December 30,
	2006	2005

Sales	$396,610	$234,005
Net income	$18,825	$2,047
Basic net income per share	$0.92	$0.11
Diluted net income per share	$0.90	$0.10

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

3.	Inventory, Net

Inventory consisted of the following (in thousands):

	December 28,	December 29,
	2007	2006

Raw materials	$35,625	$30,234
Work in process	15,449	19,240
Finished goods	2,556	2,537

	53,630	52,011
Reserve for obsolescence	(4,288)	(4,097)

Total	$49,342	$47,914

4.	Equipment and Leasehold Improvements, Net

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	December 28,	December 29,
	2007	2006

Computer equipment and software	$6,980	$4,008
Furniture and fixtures	622	570
Machinery and equipment	8,274	6,201
Leasehold improvements	8,221	5,677

	24,097	16,456
Accumulated depreciation and amortization	(10,002)	(7,023)

Total	$14,095	$9,433

5.	Purchased Intangibles and Goodwill

The following tables provide a summary of the carrying amounts of purchased intangibles that continue to be amortized (in thousands):

	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Years

Year Ended December 28, 2007
Customer list	$13,800	$(2,025)	$11,775	10.7
Tradenames	9,787	(800)	8,987	*

Total	$23,587	$(2,825)	$20,762

Year Ended December 29, 2006
Customer list	$13,800	$(675)	$13,125	10.7
Tradenames	9,787	(800)	8,987	*

Total	$23,587	$(1,475)	$22,112

*	Tradename associated with UCT-Sieger had an average life of six months and, as of December 29, 2006, had been fully amortized. Trade name associated with Ultra Clean Technology Systems and Service, Inc. has an indefinite life.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Amortization expense related to purchased intangibles was $1.4 million, $1.5 and $0.0 in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The total expected future amortization related to purchased intangibles will be approximately $1.4 million, $1.4 million, $1.3 million and $1.2 million in fiscal years 2008 through 2011, respectively, and $6.4 million thereafter.

The change in the carrying amount of goodwill during the year ended December 28, 2007 is as follows (in thousands):

Net
Carrying
Amount

Goodwill, as of December 29, 2006	$33,490
FIN 48 adjustment	156
Incremental Sieger acquisition goodwill(1)	550

Goodwill, as of December 28, 2007	$34,196

(1)	Incremental goodwill relates primarily to additional reserves required for inventory acquired at the time of the acquisition of Sieger.

6.	Debt and Lease Obligations

In connection with our acquisition of Sieger in the second quarter of 2006, we entered into a borrowing arrangement and an equipment loan. The loan and security agreement (“Loan Agreement”) provides senior secured credit facilities in an aggregate principal amount of up to $32.5 million, consisting of a $25 million revolving line of credit ($10 million of which may be used for the issuance of letters of credit) and a $7.5 million term loan. The aggregate amount of the credit facilities is also subject to a borrowing base equal to 80% of eligible accounts receivable and is secured by substantially all of our assets. Each of the credit facilities will expire on June 29, 2009 and contains certain financial covenants, including minimum profitability and liquidity ratios. In addition, the term loan is subject to monthly amortization payments in 36 equal installments. In December 2007, we paid down the balance of this loan by the amount of $5.0 million. Interest rates on outstanding loans under the credit facilities ranged from 6.5% to 8.3% per annum during the year ended December 28, 2008 and were 6.5% per annum as of December 28, 2007. The equipment loan is a 5-year, $5 million loan that is secured by certain equipment. The interest rate on the equipment loan was 7.6% as of December 28, 2007. The combined balance outstanding on the borrowing arrangement and equipment loan at December 28, 2007 was $22.2 million.

The Company leases certain equipment under capital lease arrangements. In addition, the Company leases its corporate and regional offices as well as some of its office equipment under non-cancelable operating leases. The Company has a renewal option for its leased facilities in South San Francisco, Hayward and Sacramento, California; Austin, Texas; Tualatin, Oregon; and Shanghai, China.

The following table summarizes our future minimum lease payments and principal payments under debt obligations as of December 28, 2007 (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total

Capital lease	$33	$12	$—	$—	$—	$—	$45
Operating lease(1)	1,905	2,404	1,867	1,817	1,944	4,329	14,266
Borrowing arrangements	3,575	17,185	1,008	443	—	—	22,211

Total	$5,513	$19,601	$2,875	$2,260	$1,944	$4,329	$36,522

(1)	Operating lease expense reflects (a) the lease for our headquarters facility in Menlo Park, California expires on December 31, 2007 and we have entered into a new lease in Hayward, California; (b) the lease for a

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

manufacturing facility in Portland, Oregon expires on October 31, 2010; (c) the leases for manufacturing facilities in South San Francisco expire in 2007, 2008, 2009 and 2010; (d) three leases for manufacturing facilities in Austin, Texas that expire on February 29, 2008 and August 31, 2009. We have options to renew certain of the leases in South San Francisco, which we expect to exercise.

The cost of equipment under the capital leases included in property and equipment at December 28, 2007 and December 29, 2006 was approximately $0.4 million and $0.3 million, respectively. Net book value of leased equipment at December 28, 2007 and December 29, 2006, was approximately $23,000 and $0.1 million, respectively.

Rental expense for the years ended December 28, 2007, December 29, 2006 and December 30, 2005 was approximately $2.9 million, $2.0 million and $1.3 million, respectively. Included within capital lease obligations and other liabilities in 2007 and 2006 were $0.0 and $6,600 of deferred rent, respectively.

7.	Income Taxes

The provision for taxes on income consisted of the following (in thousands):

	Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Current:
Federal	$5,220	$7,389	$707
State	1,512	1,934	324

Total current	6,732	9,323	1,031
Deferred:
Federal	(867)	(2,111)	(226)
State	(48)	54	(100)

Total deferred	(915)	(2,057)	(326)

Total provision	$5,817	$7,266	$705

Significant components of net deferred tax assets and deferred tax liabilities for federal and state income taxes were as follows (in thousands):

	Year Ended
	December 28,	December 29,
	2007	2006

Net current deferred tax asset:
Inventory valuation and basis difference	$2,390	$2,848
Other accrued expenses	740	721
State taxes	467	617

	3,597	4,186

Net non-current deferred tax liability (asset):
Deferred rent	(29)	(3)
Other accrued expenses	(1,744)	(843)
Depreciation	(2,162)	(2,180)
State taxes	380	502
Purchased intangibles	4,587	5,047

	1,031	2,523

Net deferred tax assets	$2,566	$1,663

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The effective tax rate differs from the federal statutory tax rate as follows:

	Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Federal income tax provision at statutory rate	35.0%	35.0%	34.0%
State income taxes, net of federal benefit	4.0%	4.4%	5.4%
Effect of foreign operations	(11.3)%	(7.4)%	(4.2)%
Exempt income	(—)%	(2.5)%	(7.9)%
Other	(0.9)%	1.3%	(1.3)%

Effective income tax rate	26.8%	30.8%	26.0%

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

Derecognition in future periods of amounts recorded upon adoption of FIN 48, will result in an income tax benefit. The Company does not currently believe that the recognized tax benefit will change significantly within the next twelve months. There was no impact on the Company’s estimated effective tax rate for 2007 as a result of the adoption of FIN 48.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Balance as of December 29, 2006	$827
Increases related to current year tax positions	27
Settlement of tax	(25)
Expiration of the statute of limitations for the assessment of taxes	(79)

Balance as of December 28, 2007	$750

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for fiscal years 2004 through 2007, and the Company’s state income tax returns are open to audit under the statute of limitations for the fiscal years 2003 through 2007.

8.	Stockholders’ Equity

Stock Options — On February 20, 2003, the Company adopted the 2003 Stock Incentive Plan (the “2003 Incentive Plan”) which was subsequently amended and restated. The Company has reserved 3,774,783 shares of its common stock for issuance under the 2003 Incentive Plan, as amended and restated. The 2003 Incentive Plan provides for the issuance of options and other stock-based awards. Options are generally granted at fair value at the date of grant as determined by the Board of Directors, have terms up to ten years and generally vest over four years. At December 28, 2007, 267,159 shares were available for future grants under the 2003 Incentive Plan.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Option activity under the 2003 Incentive Plan is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
				(In thousands)

Outstanding, December 31, 2004	1,572,414	$3.01
Granted	859,000	6.60
Exercised	(48,180)	1.10
Cancelled	(262,797)	5.76

Outstanding, December 30, 2005	2,120,437	4.17	8.25	$6,546

Granted	1,257,500	9.02
Exercised	(373,296)	2.44
Cancelled	(89,997)	6.72

Outstanding, December 29, 2006	2,916,144	6.41	8.29	$17,543

Granted	529,600	14.79
Exercised	(440,861)	5.02
Cancelled	(77,547)	10.31

Outstanding, December 28, 2007	2,927,336	$8.03	7.70	$13,597

The following table summarizes information with respect to options outstanding and exercisable at December 28, 2007:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Shares	Average	Exercise	Shares	Exercise
Range of Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Price

$1.00 - 3.99	482,878	5.43	$1.05	479,645	$1.03
$4.00 - 6.99	609,946	7.42	6.50	368,604	6.52
$7.00 - 7.99	285,149	6.25	7.03	207,798	7.02
$8.00 - 8.99	853,054	8.29	8.30	274,125	8.42
$9.00 - 17.90	696,309	9.23	14.29	47,044	12.81

Grand Total	2,927,336	7.70	$8.03	1,377,216	$5.28

Employee Stock Purchase Plan — In 2004 the Company adopted an Employee Stock Purchase Plan (“ESPP”) and is authorized to issue 555,343 shares of common stock under the ESPP. The ESPP permits employees to purchase common stock at a discount through payroll withholdings at certain specified dates (purchase period) within a defined offering period. The purchase price is 95% of the fair market value of the common stock at the end of the purchase period and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. There were 16,235 shares issued under the ESPP during the year ended December 29, 2007.

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

On June 29, 2006, as part of the acquisition of Sieger Inc., the Company issued 2,471,907 shares of its common stock valued at approximately $20.1 million. On November 13, 2006, the company issued 127,486 additional shares of its common stock valued at approximately $1.0 million as part of the acquisition of Sieger Inc. As of December 28, 2007, FP-Ultra Clean’s ownership of the Company was 0.0%.

Restricted Stock — On November 26, 2002, the Company granted 268,525 shares of common stock to certain key employees and on March 1, 2004, the Company granted 62,500 shares of common stock to a board member under the 2003 Incentive Plan. These restricted shares vest, in equal installments, over a four year period from the date of grant. On May 31, 2007, the Company granted 25,000 shares of common stock to its board members under the 2003 Incentive Plan. These restricted shares vest 365 days from the date of grant.

For the years ended December 28, 2007, December 29, 2006 and December 30, 2005, the Company charged $0.3 million, $0.2 million and $0.2 million, respectively, to compensation expense related to the vesting of restricted stock. The unvested amount is subject to forfeiture, until the common stock is fully vested. At December 28, 2007, 40,625 shares were subject to repurchase.

9.	Net Income Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands)

	Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Numerator:
Net income	$15,893	$16,310	$2,003
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	21,333	19,271	16,417
Weighted average common shares outstanding subject to repurchase	(40)	(51)	(176)

Shares used in computing basic net income per share	21,293	19,220	16,241

Shares used in computation — diluted:
Weighted average common shares outstanding	21,293	19,220	16,241
Dilutive effect of common shares outstanding subject to repurchase	40	51	129
Dilutive effect of options outstanding	785	378	799

Shares used in computing diluted net income per share	22,118	19,649	17,169

Net income per share — basic	$0.75	$0.85	$0.12
Net income per share — diluted	$0.72	$0.83	$0.12

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income per share, as their effect would have been anti-dilutive. Such outstanding securities consist of the following (in thousands):

	Year Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Shares of common stock subject to repurchase	—	—	47
Outstanding options	499	161	925

Deferred Stock Compensation — During the year ended December 31, 2003, the Company issued 1,067,000 common stock options to employees at a weighted average exercise price of $1.00 per share. The weighted average exercise price was below the weighted average deemed fair value of the Company’s common stock which ranged from $1.00 to $4.97 per share. In connection with these options, the Company recorded deferred stock-based compensation of approximately $0.1 million and amortized approximately $15,000, $27,000 and $29,000 as an expense during the years ended December 28, 2007, December 29, 2006, and December 30, 2005, respectively.

10.	Employee Benefit Plan

The Company sponsors a 401(k) savings and profit sharing plan (the “401(k) Plan”) for all employees who meet certain eligibility requirements. Participants could elect to contribute to the 401(k) Plan, on a pre-tax basis, from 2-19% of their salary up to a maximum of $15,500. The Company may make matching contributions of up to 6% of employee contributions based upon eligibility. The Company made approximately $0.6 million, $0.5 million, and $0.3 million discretionary employer contributions to the 401(k) Plan in the years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

11.	Related Party Transactions

As part of the acquisition of Sieger, the Company leases a facility from an entity controlled by one of the Company’s former executive officers and current member of the Board of Directors of the Company. During the year ended December 28, 2007, the Company incurred rent expense resulting from the lease of this facility of $0.3 million and from completion of the acquisition of UCT-Sieger through December 29, 2006 rent expense resulting from the lease of this facility was $0.1 million.

The wife of one of the Company’s executives is the sole owner of the Company’s primary travel agency. The Company incurred fees for travel-related services, including the cost of airplane tickets, of $0.4 million, $0.3 million and $0.2 million for the years ended December 28, 2007, December 29, 2006, and December 30, 2005, respectively.

The sister, son and sister-in-law of one of the Company’s executives worked for the Company during the year ended December 28, 2007. These employees were employees of Sieger prior to the date of acquisition. During the year ended December 28, 2007, the Company made payments to these individuals totaling $161,000. From the date of acquisition to December 29, 2006, aggregate payments by the Company to the aforementioned individuals totaled $84,000.

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

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

12.	Industry Information

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

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth revenue by geographic area (in thousands):

	Year Ended
	December 28,	December 29,	December 30,
Sales	2007	2006	2005

United States	$395,039	$320,662	$139,363
Export sales to Europe and Asia	8,768	16,566	8,172

Total	$403,807	$337,228	$147,535

At December 28, 2007 and December 29, 2006, approximately $4.2 million and $2.1 million, respectively, of the Company’s long-lived assets were located in China and the balances were located in the United States.

13.	Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $49.0 million at December 28, 2007.

The current lease for the Company’s corporate headquarters in Menlo Park expired on December 31, 2007. In September 2007, the Company entered into a facility lease agreement for approximately 104,000 square feet of office space in Hayward, California and plans to move into the new facility in the second quarter of 2008. In lieu of a cash security deposit, the Company established an irrevocable standby letter of credit in the amount of $156,000 naming the landlord of the new facility as the beneficiary. Pursuant to the lease agreement, the Company will receive approximately $4.1 million in tenant improvement allowances and incentives as well as $1.2 million in rent abatements over the first two years of the lease. The operating lease term for the new facility will commence on February 15, 2008, and will continue through February 14, 2015, with minimum monthly lease payments beginning at $119,000 and escalating annually after the first two years. The Company’s total future minimum lease payments over the term of the lease will be approximately $10.2 million.

On September 2, 2005, the Company filed suit in the federal court for the Northern District of California against Celerity, Inc., or Celerity, seeking a declaratory judgment that our new substrate technology does not infringe certain of Celerity’s patents and/or that Celerity’s patents are invalid. On September 13, 2005, Celerity filed suit in the federal court of Delaware alleging that the Company has infringed eight patents by developing and marketing products that use Celerity’s fluid distribution technology. The complaint by Celerity seeks injunction against future infringement of its patents and compensatory and treble damages. The Delaware litigation was transferred to the Northern District of California on October 19, 2005 and on December 12, 2005 was consolidated with the Company’s previously filed declaratory judgment action. The Court issued its claim construction order on September 29, 2006. The Company then filed motions for summary judgments of non-infringement and invalidity with the Court. The Court issued summary judgment in April 2007, dismissing four of Celerity’s patent infringement claims. In addition, Celerity had previously withdrawn two of its patent infringement claims. The case ultimately went to trial in June 2007, and, on June 25, 2007, a jury found that the Company did not infringe on one of the two remaining patents at issue but did infringe on the other. The jury awarded damages of $13,900 to Celerity and enjoined the Company from making, using, or selling the product that was found to infringe the

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Celerity patent. The court also ordered the Company to pay Celerity $45,000 in court costs, and $31,000 in royalty fees for gas panel sales to date related to the product that was found to infringe the Celerity patent. The Company has filed a notice of appeal, and intends to appeal the jury verdict and injunction to the Court of Appeals for the Federal Circuit (CAFC). In addition, the Company has requested, and the United States Patent and Trademark Office (USPTO) has granted, the Company’s request for re-examination of the one Celerity patent that the Company was found to infringe. The reexamination by the USPTO is pending. The Company does not expect the outcome of the appeal to the CAFC or the ruling by the USPTO in the re-examination of the Celerity patent to have a material impact on the Company’s operating results or cash flows.

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

Based on this evaluation, our CEO and CFO concluded that as of December 28, 2007, our Disclosure Controls were effective to provide reasonable assurance that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

We intend to review and evaluate the design and effectiveness of our Disclosure Controls on an ongoing basis and to correct any material deficiencies that we may discover. Our goal is to ensure that our senior management has timely access to material information that could affect our business.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 28, 2007 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. As a result of such evaluation, there were no significant changes in our internal controls over financial reporting identified during the most recent fiscal year that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the implementation in the fourth quarter of 2007 of a new enterprise resource planning system (including new accounting software). This change in systems facilitated the integration of the operations in South San Francisco, acquired as part of the acquisition of Sieger in 2006, onto a common platform with our other U.S. operations. As a result, certain business processes and accounting procedures have changed. The decision to change systems was made in order to increase efficiencies within the operations of our business and was not in response to any identified deficiency or weakness in our internal control over financial reporting.

Our internal control over financial reporting as of December 28, 2007 has been audited by Deloitte & Touche LLP, an independent public accounting firm, as stated in the report below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ultra Clean Holdings, Inc.:

We have audited the internal control over financial reporting of Ultra Clean Holdings, Inc. and its subsidiaries (the “Company”) as of December 28, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 28, 2007 of the Company and our report dated March 12, 2008 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph related to the Company’s adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109, effective December 30, 2006, and the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment effective January 1, 2006.

/s/ Deloitte & Touche LLP

San Jose, California
March 12, 2008

Item 9B.	Other Information

None.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2008 Annual Meeting of Stockholders.

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item concerning directors, including our audit committee financial expert, is incorporated by reference to the section entitled, “Election of Directors” in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

For information with respect to Executive Officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers.”

The information required by the item with respect to Section 16(a) beneficial reporting compliance is incorporated by reference to the section entitled, “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

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

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation” and “Election of Directors” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

This table summarizes our equity plan information as of December 28, 2007:

(c)
Number of Securities
Remaining Available
	(a)	(b)	for Future Issuance
	Number of Securities	Weighted-Average	Under Equity
	to be Issued Upon	Exercise Price of	Compensation Plans
	Exercise of	Outstanding	(Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected
Plan Category	Warrants and Rights	and Rights	in Column (a))

Equity compensation plans approved by security holders:(1)	2,927,336	$8.03	1,217,675
Equity compensation plans not approved by security holders	—	—	—

Total	2,927,336		1,217,675

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

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section entitled “Ratification of Independent Accountants” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

1. Financial Statements:

2. Financial statement schedules not listed have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

Exhibit Index

Exhibit	Description

2.1	Agreement and Plan of Merger dated as of October 30, 2002, among Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., Mitsubishi Corporation, Mitsubishi International Corporation and Clean Merger Company(a)
2.2	Agreement and Plan of Merger and Reorganization dated as of June 29, 2006 by and among Sieger Engineering, Inc., Leonid Mezhvinsky, Ultra Clean Holdings, Inc., Bob Acquisition Inc., Pete Acquisition LLC, Leonid and Inna Mezhvinsky as trustees of the Revocable Trust Agreement of Leonid Mezhvinsky and Inna Mezhvinsky dated April 26, Joe and Jenny Chen as trustees of the Joe Chen and Jenny Chen Revocable Trust dated 2002, Victor Mezhvinsky, Victor Mezhvinsky as trustee of the Joshua Mezhvinsky 2004 Irrevocable Trust under Agreement dated June 4, 2004, David Hongyu Wu and Winnie Wei Zhen Wu as trustees of the Chen Minors Irrevocable Trust, Frank Moreman and Leonid Mezhvinsky as Sellers’ Agent(i)
3.1	Amended and Restated Certificate of Incorporation of Ultra Clean Holdings, Inc.(c)
3.2	Second Amended and Restated Bylaws of Ultra Clean Holdings, Inc.(c)
4.1	Form of Restricted Securities Purchase Agreement dated November 26, 2002 with Ultra Clean Holdings, Inc.(a)
4.2	Amended and Restated Registration Rights Agreement dated as of June 29, 2006 among Ultra Clean, FP-Ultra Clean L.L.C. and the Sieger Shareholders(i)
4.3	Restricted Stock Purchase Agreement dated as of February 20, 2003 between Ultra Clean Holdings, Inc. and Clarence L. Granger(b)
10.1	Employment Agreement dated November 15, 2002 between Clarence L. Granger and Ultra Clean Holdings, Inc.(a)
10.2	Offer letter dated as of December 7, 2007 between Ultra Clean and David Savage(j)
10.3	Agreement to Preserve Corporate Opportunity dated as of June 29, 2006 between Ultra Clean and Leonid Mezhvinsky(i)
10.4	Lock-Up Agreement dated as of June 29, 2006 between Ultra Clean and the Sieger Shareholders(i)
10.5	Amended and Restated 2003 Stock Incentive Plan(e)
10.6	Form of Stock Option Agreement(d)
10.7	Loan and Security Agreement dated as of June 29, 2006 among Silicon Valley Bank, Ultra Clean Technology Systems and Service, Inc., Bob Acquisition Inc. and Pete Acquisition LLC(i)
10.8	Unconditional Guaranty by Ultra Clean in favor of Silicon Valley Bank dated as of June 29, 2006(i)
10.9	Securities Pledge Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean(i)

Exhibit	Description

10.10	Intellectual Property Security Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean(i)
10.11	Intellectual Property Security Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean Technology(i)
10.12	Employee Stock Purchase Plan (Restated as of October 21, 2004)(f)
10.13	Form of Indemnification Agreement between Ultra Clean Holdings, Inc. and each of its directors and executive officers(c)
10.14	Amendment No. 1 to Employment Agreement between Clarence L. Granger and Ultra Clean Holdings, Inc. dated March 2,2004(c)
10.15	Amendment No. 2 to Employment Agreement between Clarence L. Granger and Ultra Clean Holding, Inc. dated May 9, 2005(g)
10.16	Form of Award Agreement(d)
10.17	Severance Policy for Certain Executive Officers
10.18	Form of Restricted Stock Unit Award Agreement
21.1	Subsidiaries of Ultra Clean Holdings, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11904), filed January 14, 2004.

(b)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed February 17, 2004.

(c)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 7, 2004.

(d)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 8, 2004.

(e)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-114051), filed March 30, 2004.

(f)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2004.

(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed May 13, 2005.

(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed June 22, 2005.

(i)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 6, 2006.

(j)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed December 12, 2007.

(k)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed February 21, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultra Clean Holdings, Inc.

By:	/s/ Clarence L. Granger
Clarence L. Granger
Chairman & Chief Executive Officer

Date: March 12, 2008

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

Signature	Title	Date

/s/ Clarence L. Granger Clarence L. Granger	Chairman & Chief Executive Officer (Principal Executive Officer) and Director	March 12, 2008

/s/ Jack Sexton Jack Sexton	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2008

/s/ Leonid Mezhvinsky Leonid Mezhvinsky	Director	March 12, 2008

/s/ Brian R. Bachman Brian R. Bachman	Director	March 12, 2008

/s/ Susan H. Billat Susan H. Billat	Director	March 12, 2008

/s/ Kevin C. Eichler Kevin C. Eichler	Director	March 12, 2008

/s/ David T. ibnAle David T. ibnAle	Director	March 12, 2008

/s/ Thomas M. Rohrs Thomas M. Rohrs	Director	March 12, 2008

Exhibit Index

Exhibit	Description

2.1	Agreement and Plan of Merger dated as of October 30, 2002, among Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., Mitsubishi Corporation, Mitsubishi International Corporation and Clean Merger Company(a)
2.2	Agreement and Plan of Merger and Reorganization dated as of June 29, 2006 by and among Sieger Engineering, Inc., Leonid Mezhvinsky, Ultra Clean Holdings, Inc., Bob Acquisition Inc., Pete Acquisition LLC, Leonid and Inna Mezhvinsky as trustees of the Revocable Trust Agreement of Leonid Mezhvinsky and Inna Mezhvinsky dated April 26, Joe and Jenny Chen as trustees of the Joe Chen and Jenny Chen Revocable Trust dated 2002, Victor Mezhvinsky, Victor Mezhvinsky as trustee of the Joshua Mezhvinsky 2004 Irrevocable Trust under Agreement dated June 4, 2004, David Hongyu Wu and Winnie Wei Zhen Wu as trustees of the Chen Minors Irrevocable Trust, Frank Moreman and Leonid Mezhvinsky as Sellers’ Agent(i)
3.1	Amended and Restated Certificate of Incorporation of Ultra Clean Holdings, Inc.(c)
3.2	Second Amended and Restated Bylaws of Ultra Clean Holdings, Inc.(c)
4.2	Form of Restricted Securities Purchase Agreement dated November 26, 2002 with Ultra Clean Holdings, Inc.(a)
4.3	Amended and Restated Registration Rights Agreement dated as of June 29, 2006 among Ultra Clean, FP-Ultra Clean L.L.C. and the Sieger Shareholders(i)
4.4	Restricted Stock Purchase Agreement dated as of February 20, 2003 between Ultra Clean Holdings, Inc. and Clarence L. Granger(b)
10.1	Employment Agreement dated November 15, 2002 between Clarence L. Granger and Ultra Clean Holdings, Inc.(a)
10.2	Offer letter dated as of December 7, 2007 between Ultra Clean and David Savage(j)
10.3	Agreement to Preserve Corporate Opportunity dated as of June 29, 2006 between Ultra Clean and Leonid Mezhvinsky(i)
10.4	Lock-Up Agreement dated as of June 29, 2006 between Ultra Clean and the Sieger Shareholders(i)
10.5	Amended and Restated 2003 Stock Incentive Plan(e)
10.6	Form of Stock Option Agreement(d)
10.7	Loan and Security Agreement dated as of June 29, 2006 among Silicon Valley Bank, Ultra Clean Technology Systems and Service, Inc., Bob Acquisition Inc. and Pete Acquisition LLC(i)
10.8	Unconditional Guaranty by Ultra Clean in favor of Silicon Valley Bank dated as of June 29, 2006(i)
10.9	Securities Pledge Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean(i)
10.10	Intellectual Property Security Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean(i)
10.11	Intellectual Property Security Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean Technology(i)
10.12	Employee Stock Purchase Plan (Restated as of October 21, 2004)(f)
10.13	Form of Indemnification Agreement between Ultra Clean Holdings, Inc. and each of its directors and executive officers(c)
10.14	Amendment No. 1 to Employment Agreement between Clarence L. Granger and Ultra Clean Holdings, Inc. dated March 2,2004(c)
10.15	Amendment No. 2 to Employment Agreement between Clarence L. Granger and Ultra Clean Holding, Inc. dated May 9, 2005(g)
10.16	Form of Award Agreement(d)
10.17	Severance Policy for Certain Executive Officers
10.18	Form of Restricted Stock Unit Award Agreement
21.1	Subsidiaries of Ultra Clean Holdings, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page)

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11904), filed January 14, 2004.

(b)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed February 17, 2004.

(c)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 7, 2004.

(d)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 8, 2004.

(e)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-114051), filed March 30, 2004.

(f)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2004.

(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed May 13, 2005.

(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed June 22, 2005.

(i)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 6, 2006.

(j)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed December 12, 2007.

(k)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed February 21, 2008.