Form 10-Q
period 2008-03-28
ULTRA CLEAN HOLDINGS INC
filed 2008-05-07
CIK 1275014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 000-50646
Ultra Clean Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	61-1430858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Independence Drive, Menlo Park, California	94025-1136
(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares outstanding of the issuer’s common stock as of April 30, 2008: 21,638,550.

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 28,	December 28,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,968	$33,447
Accounts receivable, net of allowance of $492 and $352, respectively	47,757	34,845
Inventory, net	48,411	49,342
Deferred income taxes	3,955	3,597
Prepaid expenses and other	2,744	4,110

Total current assets	127,835	125,341

Equipment and leasehold improvements, net	16,911	14,095
Other long-term assets:
Goodwill, net	34,196	34,196
Purchased intangibles, net	20,425	20,762
Other non-current assets	593	633

Total assets	$199,960	$195,027

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$3,383	$3,575
Accounts payable	38,251	36,817
Accrued compensation and related benefits	3,747	3,006
Capital lease obligations, current portion	32	33
Other current liabilities	791	1,412

Total current liabilities	46,204	44,843

Long-term debt	17,992	18,636
Deferred and other tax liabilities	853	1,031
Capital lease obligations and other liabilities	1,952	1,029

Total liabilities	67,001	65,539

Commitments and contingencies (See note 9)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding
Common stock — $0.001 par value, 90,000,000 authorized; 21,629,379 and 21,562,836 shares issued and outstanding, in 2008 and 2007, respectively	90,674	89,092
Retained earnings	42,285	40,396

Total stockholders’ equity	132,959	129,488

Total liabilities and stockholders’ equity	$199,960	$195,027

(See accompanying notes to condensed consolidated financial statements.)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited; in thousands, except per share data)

	Three months ended
	March 28, 2008	March 30, 2007
Sales	$92,357	$110,792
Cost of goods sold	80,297	94,035

Gross profit	12,060	16,757

Operating expenses:
Research and development	785	842
Sales and marketing	1,633	1,423
General and administrative	6,630	6,597

Total operating expenses	9,048	8,862

Income from operations	3,012	7,895

Interest and other income (expense), net	(344)	(531)

Income before provision for income taxes	2,668	7,364
Income tax provision	779	2,179

Net income	$1,889	$5,185

Net income per share:
Basic	$0.09	$0.25
Diluted	$0.09	$0.24
Shares used in computing net income per share:
Basic	21,564	21,113
Diluted	22,067	21,972
(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three months ended
	March 28, 2008	March 30, 2007
Cash flows from operating activities:
Net income	$1,889	$5,185
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,135	1,123
Deferred income tax	(536)	(321)
Excess tax benefit from stock-based compensation	(105)	(455)
Stock-based compensation	1,129	642
Changes in assets and liabilities:
Accounts receivable	(12,912)	(2,942)
Inventory	931	(3,573)
Prepaid expenses and other	275	245
Other non-current assets	40	(13)
Accounts payable	1,387	2,886
Accrued compensation and related benefits	741	(21)
Income taxes payable	1,091	145
Other liabilities	414	298

Net cash (used in) provided by operating activities	(4,521)	3,199

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(3,567)	(1,233)

Cash used in investing activities	(3,567)	(1,233)

Cash flows from financing activities:
Principal payments on capital lease obligations	(7)	(16)
Principal payments on long-term debt	(836)	(1,443)
Excess tax benefit from stock-based compensation	105	455
Proceeds from issuance of common stock	347	359

Net cash (used in) financing activities	(391)	(645)

Net (decrease) increase in cash	(8,479)	1,321
Cash and cash equivalents at beginning of period	33,447	23,321

Cash and cash equivalents at end of period	$24,968	$24,642

Supplemental items:
Income taxes paid	$229	$2,175

Interest paid	$379	$608

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization, Basis of Presentation and Significant Accounting Policies
     Organization - Ultra Clean Holdings, Inc. (the “Company”) is a developer and supplier of critical subsystems, primarily for the semiconductor capital equipment (“SCE”) industry. The Company also leverages the specialized skill sets required to support SCE to serve the technologically similar markets in the flat panel, solar and medical device industries. The Company’s revenue is derived from the sale of gas delivery systems and other critical subsystems including chemical mechanical planarization (“CMP”) subsystems, chemical delivery modules, frame and top plate assemblies and process modules and other high level assemblies. The Company’s customers are primarily original equipment manufacturers (“OEMs”) of semiconductor capital equipment.
     Basis of Presentation - The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). This financial information reflects all adjustments which are, in the opinion of the Company, normal, recurring and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The Company’s December 28, 2007 balance sheet data were derived from audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated from the information provided.
     The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended December 28, 2007, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2008. The Company’s results of operations for the three months ended March 28, 2008 are not necessarily indicative of the results to be expected for any future periods.
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
     The Company had significant sales to three customers, each accounting for 10% or more of total sales during the quarter: Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. As a group these three customers accounted for 83% of the Company’s sales for both the three month periods ended March 28, 2008 and March 30, 2007.
     Fiscal Year — The Company uses a 52-53 week fiscal year ending on the Friday nearest December 31. All references to quarters refer to fiscal quarters and all references to years refer to fiscal years.
     Comprehensive Income — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”, the Company reports the change in its net assets from non-owner sources during the period by major components and as a single total. Comprehensive income for the three month periods ended March 28, 2008 and March 30, 2007, was the same as net income.

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

	Three months ended
	March 28,	March 30,
	2008	2007
Beginning balance	$220	$344
Additions (reductions) related to sales	8	(31)
Warranty claims	(38)	(73)

Ending balance	$190	$240

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
     Stock-Based Compensation — The Company maintains a stock-based compensation plan which allows for the issuance of equity-based awards to executives and certain employees. These equity-based awards include stock options, restricted shares and restricted stock units.
     The following table shows the Company’s stock-based compensation expense included in the condensed consolidated income statements (in thousands):

	Three months ended
	March 28, 2008	March 30, 2007
Cost of sales	$255	$196
Research and development	64	24
Sales and marketing	35	37
General and administrative	775	352

	1,129	609
Income tax benefit	(329)	(180)

Total stock-based compensation expense	$800	$429

Stock Options
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

	Three months ended
	March 28, 2008	March 30, 2007
Dividend yield	0.0%	0.0%
Expected volatility	50.0%	50.0%
Risk-free interest rate	2.9%	4.7%
Expected life (in years)	5.0	5.0
     The weighted average estimated fair value of employee stock option grants for the three months ended March 28, 2008 was $4.71. The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of the Company’s historical volatility and the volatility of similar companies in our industry. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The Company does not currently pay dividends and has no plans to do so in the future. The forfeiture rate is based on the Company’s historical option forfeitures, as well as management’s expectation of future forfeitures based on current market conditions. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods.
     The following table summarizes information with respect to options outstanding at March 28, 2008 (in thousands):

Number of
Shares
Options outstanding at December 28, 2007	2,927,336
Granted	102,000
Exercised	(66,543)
Canceled	(270,700)

Options outstanding at March 28, 2008	2,692,093
     The total unamortized expense of the Company’s unvested options as of March 28, 2008, is $5.9 million.
Employee Stock Purchase Plan
     The Company also maintains an employee stock purchase plan (“ESPP”) that provides for the issuance of shares to all eligible employees of the Company at a discounted price. Under the ESPP, substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 95 percent of the fair market value of the Company’s stock at the end of each applicable purchase period. During the three months ended March 28, 2008 and March 30, 2007, no shares were issued under the Company’s ESPP.
Restricted Stock Units and Restricted Stock
     During the first quarter of fiscal 2008, the Company began granting Restricted Stock Units (RSU’s) to employees as part of the Company’s long term equity compensation. These RSU’s are granted to employees with a per share or unit purchase price of zero dollars and either have time based or performance based vesting. RSU’s typically vest over three years, subject to the employee’s continued service with the Company. Certain of these RSU’s vest only if specific performance goals set by the Compensation Committee are achieved. For purposes of determining compensation expense related to these RSU’s, the fair value is determined based on the closing market price of the Company’s common stock on the date of award and, for performance shares, expense recognition begins once management determines it is probable that the performance goals will be achieved. If the performance goals are achieved, the grant vests over a specified service period. If such goals are not achieved, no compensation cost is recognized and any previously recognized compensation expense is reversed. The expected cost of the grant is reflected over the service period, and is reduced for estimated forfeitures. During the first quarter of fiscal 2008, the Company approved and granted 373,000 RSU’s to employees with a weighted average fair value of $9.86.

     As of March 28, 2008, $3.1 million of unrecognized stock-based compensation cost related to RSU’s remains to be amortized and is expected to be recognized over an estimated period of three years.
     On May 31, 2007, the Company awarded 25,000 shares of restricted stock to its outside directors. The fair value of the shares was determined using the Company’s closing stock price on the date of grant. These shares fully vest on the one year anniversary from the date of grant. The total unamortized expense of the Company’s unvested restricted stock awards as of March 28, 2008, is $59,000.
     The following table summarizes the Company’s restricted stock award activity for the three months ended March 28, 2008 (in thousands):

Number of
Shares
Unvested restricted stock awards at December 28, 2007	41
Granted	—
Vested	(16)

Unvested restricted stock awards at March 28, 2008	25

     Recently Issued Accounting Standards — In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (SFAS 141(R)). The standard changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) will be effective for the Company in fiscal 2009, with early adoption prohibited. Ultra Clean is evaluating the potential impact of the implementation of SFAS 141(R) on its financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for the Company beginning December 29, 2007. The Company determined that this pronouncement will have no impact on its financial position, results of operation and cash flows.
     In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The Company has adopted SFAS No.157 as required on December 29, 2007 and has determined that the impact of SFAS 157 on its consolidated financial statements are not material.
2. Inventory, net
     Inventory, net, consisted of the following (in thousands):

	March 28,	December 28,
	2008	2007
Raw materials	$34,905	$35,625
Work in process	15,435	15,449
Finished goods	2,422	2,556

	52,762	53,630
Reserve for obsolescence	(4,351)	(4,288)

Total	$48,411	$49,342

3. Equipment and Leasehold Improvements, net
     Equipment and leasehold improvements, net, consisted of the following (in thousands):

	March 28,	December 28,
	2008	2007
Computer equipment and software	$7,343	$6,980
Furniture and fixtures	634	622
Machinery and equipment	10,665	8,274
Leasehold improvements	9,069	8,221

	27,711	24,097
Accumulated depreciation and amortization	(10,800)	(10,002)

Total	$16,911	$14,095

4. Purchased Intangibles and Goodwill, net
The following tables provide a summary of the carrying amounts of purchased intangibles (in thousands):

	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Years
March 28, 2008
Customer list	$13,800	$(2,362)	$11,438	10.7
Tradenames	9,787	(800)	8,987	*

Total	$23,587	$(3,162)	$20,425

December 28, 2007
Customer list	$13,800	$(2,025)	$11,775	10.7
Tradenames	9,787	(800)	8,987	*

Total	$23,587	$(2,825)	$20,762

*	Tradename associated with UCT-Sieger had an estimated life of six months and, as of December 29, 2006, had been fully amortized. Trade name associated with Ultra Clean Technology Systems and Service, Inc. has an indefinite life.
     Amortization expense related to purchased intangibles was $0.3 million and $0.3 million during the first quarter of fiscal 2008 and 2007, respectively. The total expected future amortization related to purchased intangibles will be approximately $1.0 million, $1.4 million, $1.3 million and $1.2 million in fiscal years 2008 through 2011, respectively, and $6.4 million thereafter.
     The Goodwill balance as of December 28, 2007 was $34.2 million. There was no change in the carrying amount of goodwill during the quarter ended March 28, 2008.
5. Borrowing Arrangements
     In connection with the acquisition of Sieger in the second quarter of 2006, the Company entered into a borrowing arrangement and an equipment loan with two commercial banks. The loan agreement requires compliance with certain financial covenants, including a leverage and fixed charge coverage target. The loan agreement under the borrowing arrangement with one bank provides senior secured credit facilities in an aggregate principal amount of up to $32.5 million, consisting of a $25.0 million revolving line of credit ($10.0 million of which may be used for the issuance of letters of credit) and a $7.5 million term loan. The aggregate amount of the credit facilities is also subject to a borrowing base equal to 80% of eligible accounts receivable and is secured by substantially all of the Company’s assets. Each of the credit facilities will expire on June 29, 2009 and contains certain financial covenants, including minimum profitability and liquidity ratios. As of March 28, 2008, the Company was in compliance with all loan covenants. In addition, the term loan is subject to monthly amortization payments in 36 equal installments. Interest rates on outstanding loans under the credit facilities ranged from 6.5% to 4.5% per annum during the quarter ended March 28, 2008, and were 4.5% as of March 28, 2008. The equipment loan is a 5 year, $5.0 million loan that is secured by certain equipment. The interest rate on the equipment loan was 7.6% per annum as of March 28, 2008. The combined balance outstanding on the borrowing arrangement and equipment loan at March 28, 2008 was $21.4 million, of which $3.4 million is included in other current liabilities.

6. Income Taxes
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
     Derecognition in future periods of amounts recorded upon adoption of FIN 48, will result in an income tax benefit. The Company does not currently believe that the recognized tax benefit will change significantly within the next twelve months. There was no impact on the Company’s estimated effective tax rate for 2007 and the first quarter of fiscal 2008 as a result of the adoption of FIN 48.
     The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for fiscal years 2004 through 2007, and the Company’s state income tax returns are open to audit under the statute of limitations for the fiscal years 2003 through 2007.
7. Net Income Per Share
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
     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share data):

	Three months ended
	March 28,	March 30,
	2008	2007
Numerator:
Net income	$1,889	$5,185
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	21,589	21,129
Weighted average common shares outstanding subject to repurchase	(25)	(16)

Shares used in computing basic Net income per share	21,564	21,113
Shares used in computation — diluted:
Shares used in computing basic Net income per share	21,564	21,113
Dilutive effect of common shares outstanding subject to repurchase	25	16
Dilutive effect of options outstanding	478	843

Shares used in computing diluted Net income per share	22,067	21,972
Net income per share — basic	$0.09	$0.25
Net income per share — diluted	$0.09	$0.24

8. Related Party Transactions
     The Company leases a facility from an entity controlled by one of the Company’s board members. The Company incurred rent expense resulting from the lease of this facility of $65,000 and $63,000 for the three month periods ended March 28, 2008 and March 30, 2007, respectively.
     The spouse of one of the Company’s executive’s is the sole owner of the Company’s primary travel agency. The Company incurred fees for travel-related services, including the cost of airplane tickets, of $84,000 and $69,000 for the three month periods ended March 28, 2008 and March 30, 2007, respectively.
     The sister, son and sister-in-law of one of the Company’s directors either worked or continue to work for the Company. Aggregate salaries paid by the Company to the aforementioned individuals totaled $18,000 and $41,000 for the three month periods ended March 28, 2008 and March 30, 2007, respectively. As of March 28, 2008, only the sister-in-law continues to work for the Company.
9. Commitments and Contingencies
     The Company had commitments to purchase inventory totaling approximately $43.0 million at March 28, 2008.
     The current lease for the Company’s corporate headquarters in Menlo Park expired on December 31, 2007. In September 2007, the Company entered into a facility lease agreement for approximately 104,000 square feet of office space in Hayward, California and plans to move into the new facility in the second quarter of 2008. In lieu of a cash security deposit, the Company established an irrevocable standby letter of credit in the amount of $156,000 naming the landlord of the new facility as the beneficiary. Pursuant to the lease agreement, the Company will receive approximately $4.1 million in tenant improvement allowances and incentives as well as $1.2 million in rent abatements over the first two years of the lease. The operating lease term for the new facility commenced on February 15, 2008, and will continue through February 14, 2015, with minimum monthly lease payments beginning at $119,000 and escalating annually after the first two years. The Company’s total future minimum lease payments over the term of the lease will be approximately $10.2 million.
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
Overview
     We are a leading developer and supplier of critical subsystems, primarily for the semiconductor capital equipment (“SCE”) industry. We also leverage the specialized skill sets required to support SCE to serve the technologically similar markets in the flat panel, solar and medical device industries, collectively referred to as “Other Addressed Industries”.. We develop, design, prototype, engineer, manufacture and test subsystems which are highly specialized and tailored to specific steps in the semiconductor manufacturing process. Our revenue is derived primarily from the sale of gas delivery systems and other critical subsystems including chemical mechanical planarization (“CMP”) subsystems, chemical delivery modules, top-plate assemblies, frame assemblies, process modules and other high level assemblies.
     Our customers are primarily original equipment manufacturers. We provide our customers complete subsystem solutions that combine our expertise in design, test, component characterization and highly flexible manufacturing operations with quality control and financial stability. This combination helps us to drive down total manufacturing costs, reduce design-to-delivery cycle times and maintain high quality standards for our customers. We believe these characteristics, as well as our standing as a leading supplier of gas delivery systems and other critical subsystems, place us in a strong position to benefit from the growing demand for subsystem outsourcing.
     Ultra Clean Holdings, Inc. was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Service, Inc. Ultra Clean Technology Systems and Service, Inc. was founded in 1991 by Mitsubishi Corporation and was operated as a subsidiary of Mitsubishi until November 2002, when it was acquired by Ultra Clean Holdings, Inc. Ultra Clean Holdings, Inc. became a publicly traded company in March 2004. In June 2006, we completed the acquisition of Sieger Engineering, Inc., a California corporation (“Sieger”) and a supplier of chemical mechanical planarization modules and other subsystems to the semiconductor and flat panel capital equipment industries. Our subsidiary UCT-Sieger Engineering LLC, is a supplier of CMP modules and other critical subsystems to the semiconductor, solar, flat panel and medical industries. Ultra Clean Technology (Shanghai) Co., Ltd and Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd were established in 2005 ad 2007, respectively, to faciliate our operations in China.
     We have in the past considered and will continue to consider acquisitions that will enable us to expand our geographic presence, secure new customers and diversify into complementary products and markets as well as broaden our technological capabilities in semiconductor capital equipment manufacturing.
Financial Highlights
     Our operating results for the three months ended March 28, 2008 compared to the same period in the prior year reflects a decrease in demand of our products as a result of an overall slowdown in the semiconductor capital equipment market. Sales for the three months ended March 28, 2008 were $92.4 million, a decrease of $18.4 million, or 16.6%, from the same quarter of 2007. Gross profit in the first quarter of 2008 also decreased to $12.1 million, or 13.1% of sales, from $16.8 million, or 15.1% of sales, in the first quarter of 2007. Total operating expenses in the first quarter of 2008 increased to $9.0 million, or 9.8% of sales, from $8.9 million, or 8.0% of sales, in the first quarter of 2007. Net income during the first quarter of 2008 decreased to $1.9 million from $5.2 million for the comparable period in 2007 as a result of higher operating expenses, and decreased sales and gross profits earned during the current quarter.

Results of Operations
     For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in our quarterly report.

	Three months ended
	March 28,	March 30,
	2008	2007
Sales	100.0%	100.0%
Cost of goods sold	86.9%	84.9%

Gross profit	13.1%	15.1%
Operating expenses:
Research and development	0.8%	0.8%
Sales and marketing	1.8%	1.3%
General and administrative	7.2%	6.0%

Total operating expenses	9.8%	8.0%

Income from operations	3.3%	7.1%

Interest and other income (expense), net	(0.4)%	(0.5)%

Income before provision for income taxes	2.9%	6.7%
Income tax provision	0.8%	2.0%

Net income	2.0%	4.7%

Sales
     Sales in the first quarter of 2008 decreased $18.4 million, or 16.6%, to $92.4 million from $110.8 million in the first quarter of 2007. The decrease in sales reflects a decrease in demand, primarily from our top three customers, as a result of the overall slowdown in the semiconductor capital equipment market. We expect sales to be lower in the second quarter due to the further declines in semiconductor capital equipment industry demand.
     Historically, a relatively small number of OEM customers have accounted for a significant portion of our sales. In the three months ended March 28, 2008, three customers each accounted for 10% or more of our total sales: Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. As a group these three customers accounted for 83% of the Company’s sales for both the three month periods ended March 28, 2008 and March 30, 2007.

Gross Profit
     Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold. Gross profit for the three months ended March 28, 2008 decreased to $12.1 million, or 13.1% of sales, from $16.8 million, or 15.1% of sales, for the same period in 2007. Our gross margin for the three month period ended March 28, 2008 decreased from the comparable three month period in 2007 due primarily to reduced capacity utilization on lower volume. We expect gross profit to decrease as a result of the expected decrease in sales in the second quarter of fiscal 2008.
Research and Development Expense
     Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the first quarter of 2008 was flat at $0.8 million, or 0.8% of sales, compared to $0.8 million, or 0.8% of sales in the same quarter in 2007.
Sales and Marketing Expense
     Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the first quarter of 2008 was $1.6 million, or 1.8% of sales, compared with $1.4 million, or 1.3% of sales, in the same quarter of 2007. The increase in dollars is attributable to an increase in headcount during the year. The increase in percent of sales is due to a decrease in sales during the first quarter of 2008.
General and Administrative Expense
     General and administrative expense consists primarily of salaries and overhead associated with our administrative staff and professional fees. General and administrative expense increased less than $0.1 million, or less than 0.1% in the first quarter of 2008 to $6.6 million, or 7.2% of sales, compared with $6.6 million, or 6.0% of sales, in the same quarter of 2007. The increase in percent of sales in the first quarter of 2008 is due to a decrease in sales compared to the same period of 2007.
Interest and Other Income (Expense), net
     Interest and other income (expense), net for the first quarter of 2008 was $(0.3) million compared to $(0.5) million in the first quarter of 2007. The decrease in net expense for the three months of 2008 is primarily attributable to a combination of lower debt and related interest rates during the first quarter of 2008.
Income Tax Provision
     Our effective tax rate for the first three months of 2008 was 29.2% compared to 26.8% for the year ended December 28, 2007. The increase in 2008 reflects, primarily, the effect of foreign operations as our original Shanghai entity, previously proceeding under a tax holiday, began incurring income tax at a rate of approximately 9.0% compared to a rate of 0.0% for fiscal 2007.

Liquidity and Capital Resources
     With the exception of the Sieger acquisition, which was funded by third-party debt, historically, we have required capital principally to fund our working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of March 28, 2008, we had cash of $25.0 million compared to $33.4 million as of December 28, 2007.
     For the quarter ended March 28, 2008 we used cash from operating activities of $4.5 million compared to cash generated of $3.2 million for the quarter ended March 30, 2007. Cash flow during the first quarter of 2008 was favorably impacted by net income and depreciation and amortization of $1.9 million and $1.1 million, respectively, an increase in accounts payable, accrued compensation benefits and income taxes payable of $1.4 million, $0.7 million and $1.1 million, respectively, and a decrease in inventory of $0.9 million, offset by an increase in accounts receivable of $12.9 million.
     Net cash used in investing activities for the quarter ended March 28, 2008 increased $2.4 million to $3.6 million. The increase was due primarily to higher levels of capital expenditures relating to leasehold and capital equipment for our second manufacturing facility in Shanghai, China as well as our new facility in Hayward, California. In addition to our normal general capital expenditures, we expect to invest approximately $4.8 million in our new Hayward facility during the remainder of fiscal 2008 and approximately $2.3 million in our new Shanghai facility over the next four years. Cash for these investments will be provided from existing cash and cash from operations.
     Net cash provided by financing activities for the quarter ended March 28, 2008 increased $0.2 million to net cash used of $0.4 million from $0.6 million used in financing activities in the quarter ended March 30, 2007. During the first quarter of fiscal 2008 cash was used primarily to pay back long term debt offset by proceeds from the issuance of common stock from our employee stock compensation plans.
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

     The following table summarizes our future minimum lease payments and principal payments under debt obligations as of March 28, (in thousands):

	Remainder
	of 2008	2009	2010	2011	2012	2013	Total
Capital Lease	$25	$12	$—	$—	$—	$—	$37
Operating Lease (1)	1,471	2,404	1,867	1,817	1,944	4,329	13,832
Borrowing arrangements	2,740	17,185	1,008	443	—	—	21,376

Total (2)	$4,236	$19,601	$2,875	$2,260	$1,944	$4,329	$35,245

(1)	Operating lease expense reflects (a) the lease for our headquarters facility in Menlo Park, California expired on December 31, 2007 and we have entered into a new lease in Hayward, California; (b) the lease for a manufacturing facility in Portland, Oregon expires on October 31, 2010; (c) the leases for manufacturing facilities in South San Francisco expire in 2007, 2008, 2009 and 2010; (d) two leases for manufacturing facilities in Austin, Texas that expire on August 31, 2009. We have options to renew certain of the leases in South San Francisco, which we expect to exercise.

(2)	We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on December 30, 2006. As a result of the implementation of FIN 48, we recorded an additional tax liability of $750,000 to offset the recognition of previously recorded excess tax benefits. Because of the uncertainty surrounding the future payment of these liabilities, the amounts have been excluded from the table above.
Critical Accounting Policies, Significant Judgments and Estimates
     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure at the date of our financial statements. Estimates and judgments are reviewed on an on-going basis, including those related to sales, inventories, intangible assets, stock compensation and income taxes. The estimates and judgments are based on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We consider certain accounting policies related to the purchase accounting, revenue recognition, inventory valuation, accounting for income taxes, valuation of intangible assets and goodwill and equity incentives to employees to be critical policies due to the estimates and judgments involved in each.
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
Inventory Valuation
     We value the majority of our inventories at the lesser of standard cost, determined on a first-in, first-out basis, or market. We value inventory from our subsidiary, UCT-Sieger, at the lesser of actual cost or market. We assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts on a periodic basis. Obsolete inventory or inventory in excess of our estimated usage is written-down to its estimated market value less costs to sell, if less than its cost. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specific identified inventory in excess of estimated usage. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If actual market conditions are less favorable than our projections, additional inventory write-downs may be required. If the inventory value is written down to its net realizable value, and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold either as a component of a subsystem or as separate inventory.
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

Valuation of Intangible Assets and Goodwill
     We periodically evaluate our intangible assets and goodwill in accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets include goodwill, customer lists and tradename. Factors we consider important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. The provisions of SFAS No. 142 also require a goodwill impairment test annually or more frequently if impairment indicators arise. In testing for a potential impairment of goodwill, the provisions of SFAS No. 142 require the application of a fair value based test at the reporting unit level. We operate in one segment and have one reporting unit. Therefore, all goodwill is considered enterprise goodwill and the first step of the impairment test prescribed by SFAS No. 142 requires a comparison of our fair value to our book value. If the estimated fair value is less than the book value, SFAS No. 142 requires an estimate of the fair value of all identifiable assets and liabilities of the business, in a manner similar to a purchase price allocation for an acquired business. This estimate requires valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Potential goodwill impairment is measured based upon this two-step process. We performed the annual goodwill impairment test as of December 28, 2007 and determined that goodwill was not impaired.
Equity Incentives to Employees
     We account for our employee stock purchase plan (“ESPP”) and employee stock-based compensation plan in accordance with the provisions of Statement of Financial Account Standards 123(R) “Accounting for Stock-Based Compensation,” (“SFAS 123(R)”), which requires recognition of the fair value of stock-based compensation. The fair value of stock options was estimated using a Black-Scholes option valuation model. This methodology requires the use of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility and the estimated life of each award. The fair value of stock-based compensation awards less the estimated forfeitures is amortized over the service period of the award, and we have elected to use the straight-line method. We make quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies that require recognition in the consolidated income statements.
Recently Issued Accounting Standards
     Recently Issued Accounting Standards — In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations”
(SFAS 141(R)). The standard changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) will be effective for us in fiscal 2009, with early adoption prohibited. We are evaluating the potential impact of the implementation of SFAS 141(R) on its financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for the Company beginning December 29, 2007. The Company determined that this interpretation will have no impact on its financial position, results of operation and cash flows.
     In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The Company has adopted SFAS No.157 as required in January 2008 and has determined that the impact of SFAS 157 on its consolidated financial statements are not material.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates or equity prices.

Foreign Exchange Rates
     We do not make material sales in currencies other than the United States Dollar or have material purchase obligations outside of the United States, except in China where we have purchase commitments totaling $4.2 million in United States Dollar equivalents. We have performed a sensitivity analysis assuming a hypothetical 10-percent movement in foreign currency exchange rates applied to the underlying exposure described above. As of March 28, 2008, the analysis indicated that such market movements would not have a material effect on our business, financial condition or results of operations. Although we do not anticipate any significant fluctuations, there can be no assurance that foreign currency exchange risk will not have a material impact on our financial position, results of operations or cash flow in the future.
Interest Rates
     Our interest rate risk relates primarily to our third party debt which totals $21.4 million as of March 28, 2008, and carries interest rates pegged to the LIBOR and PRIME rates. An immediate increase in interest rates of 100 basis points would increase our interest expense by approximately $0.1 million per quarter. This would be partially offset by increased interest income on our invested cash. Conversely, an immediate decline of 100 basis points in interest rates would decrease our interest expense by approximately $0.1 million per quarter. This would be partially offset by decreased interest income on our invested cash.
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
     Our business and operating results depend in significant part upon capital expenditures by manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors. Historically, the semiconductor industry has been highly cyclical, with recurring periods of over-supply of semiconductor products that have had a severe negative effect on the demand for capital equipment used to manufacture semiconductors. We have experienced and anticipate that we will continue to experience significant fluctuations in customer orders for our products. Our sales were $92.4 million for the first quarter of fiscal 2008 compared to $110.8 for the comparative quarter in fiscal 2007. Historically, semiconductor industry slowdowns have had, and future slowdowns may have, a material adverse effect on our operating results.
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
     A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc., collectively, accounted for 83% for the first quarter in fiscal 2008 and 83%, 86% and 89% of our sales in fiscal years 2007, 2006 and 2005, respectively. Because of the small number of OEMs in our industry, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers. Consolidation among our customers or a decision by any one or more of our customers to outsource all or most manufacturing and assembly work to a single equipment manufacturer may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on an even smaller number of customers.
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
     We have experienced and may continue to experience, difficulties with our new ERP system. For example, in the fourth quarter of fiscal 2007, increased year-end rescheduling actions by our customers, combined with the difficulties we experienced with our new ERP system, resulted in inefficiencies which drove higher operating costs. We plan to implement our new ERP system in our China facilities sometime between the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009. Difficulties related to implementing and working with a new ERP system have adversely effected and could disrupt our ability to timely and accurately process and report key components of the results of a consolidated operations, our financial position and cash flows. Any disruptions or difficulties that may occur in connection with this new ERP system could further adversely affect our ability to complete the evaluation of our internal controls and attestation activities required by SOX 404. System failure or malfunctioning may result in disruption of operations and the inability to process transactions and could adversely affect our financial results.
We might experience business disruptions and unanticipated expenses associated with the relocation of our headquarters to a new facility.
     The current lease for our headquarters and manufacturing facility in Menlo Park expired on December 31, 2007. We have entered into a new lease in Hayward, California, to consolidate the Menlo Park operations and certain South San Francisco manufacturing operations and we plan to move into the new facility in the second and third quarters of 2008. Beginning January 1, 2008, we are leasing our current facility in Menlo Park on a month-to-month basis. We will incur moving expenses and could experience disruptions in our operations relating to the move, either of which could be material. We may not have anticipated all the logistical impediments and obstacles and may incur unanticipated delays in the manufacture of our products and expenses relating to the move, which could adversely affect our financial condition and results of operation.
We have established, and intend to expand, our operations in China, which exposes us to risks associated with operating in a foreign country.
     We are expanding our operations in China. Total assets in China at March 28, 2008 and December 28, 2007 were $33.0 million and $27.0 million, respectively.
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
     Our ability to execute our business plan successfully in a rapidly evolving market requires an effective planning and management process. We have increased, and plan to continue to increase, the scope of our operations. Our revenues in 2007 increased 19.7% over revenues in 2006, and our 2006 revenues increased 128.6% over our 2005 revenues, in significant part due to the acquisition of Sieger. However, in the first quarter of 2008, revenue decreased 0.4% compared to revenue in the fourth quarter of 2007 and 16.6% compared to the first quarter of fiscal 2007. Due to the cyclical nature of the semiconductor industry, future growth is difficult to predict. Our expansion efforts could be expensive and may strain our managerial and other resources. To manage future growth effectively, we must maintain and enhance our financial and operating systems and controls and manage expanded operations. Although we occasionally experience reductions in force, over time the number of people we employ has generally grown and we expect this number to continue to grow when our operations expand. The addition and training of new employees may lead to short-term quality control problems and place increased demands on our management and experienced personnel. If we do not manage growth properly, our business, operating results and financial condition could be adversely affected.
We may not be able to integrate efficiently the operations of past and future acquired businesses.
     We have made, and may in the future consider making, additional acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. For example, we acquired Sieger Engineering, Inc. in June 2006. If we are to realize the anticipated benefits of past and future acquisitions or investments, the operations of these companies must be integrated and combined efficiently with our own. The process of integrating supply and distribution channels, computer and accounting systems, and other aspects of operations, while managing a larger entity, have and will present a significant challenge to our management. In addition, it is not certain that we will be able to incorporate different financial and reporting controls, processes, systems and technologies into our existing business environment. The difficulties of integration may increase because of the necessity of combining personnel with varied business backgrounds and combining different corporate cultures and objectives. We may assume substantial debt and incur substantial costs associated with these activities and we may suffer other material adverse effects from these integration efforts which could materially reduce our earnings, even over the long-term. We may not succeed with the integration process and we may not fully realize the anticipated benefits of the business combinations. The dedication of management resources to such integration or divestitures may detract attention from the day-to-day business, and we may need to hire additional management personnel to manage our acquisitions successfully.
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
     We have outstanding indebtedness. At March 28, 2008, our long-term debt was $18.0 million and our short-term debt was $3.4 million, for an aggregate total of $21.4 million. Our loan agreement requires compliance with certain financial covenants, including a leverage and fixed charge coverage test. The covenants contained in our line of credit with the bank also restrict our ability to take certain actions, including our ability to:
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
     We have made capital expenditures of $3.6 million during the first quarter of 2008, of which $2.4 million related to our new manufacturing facility in Hayward, California and $0.7 million related to the development of our manufacturing facilities in China. In 2007, we made capital expenditures of $8.0 million, of which $4.3 million related to the implementation of our new ERP system and $1.7 million related to the development of our manufacturing facilities in China, which includes $1.5 million related to our second, recently leased manufacturing facility in Shanghai, China. We expect to invest approximately $7.1 million in these facilities over the next four years. The amount of our future capital requirements will depend on many factors, including:
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
     None.

ITEM 3. Defaults Upon Senior Securities
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders
     None.
ITEM 5. Other Information
     None.
ITEM 6. Exhibits
(a) Exhibits
     The following exhibits are filed with this current Report on Form 10-Q for the quarter ended March 28, 2008:

Exhibit
Number	Description
3.1	Second Amended and Restatd Bylaws of Ultra Clean Holdings, Inc. (a)

10.1	Separation Agreement dated as of December 31, 2007 between the Company and Leonid Mezhvinsky

10.2	Severance Policy for Certain Executive Officers (b)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed February 21, 2008.

(b)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2007

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA CLEAN HOLDINGS, INC.
(Registrant)

Date: May 7, 2008
	By:	/s/ Clarence L. Granger

Name: Clarence L. Granger
Title: Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2008
	By:	/s/ Jack Sexton

Name: Jack Sexton
Title: Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit
Number	Description
3.1	Second Amended and Restatd Bylaws of Ultra Clean Holdings, Inc. (a)

10.1	Separation Agreement dated as of December 31, 2007 between the Company and Leonid Mezhvinsky

10.2	Severance Policy for Certain Executive Officers (b)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed February 21, 2008.

(b)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2007