Form 10-Q
period 2008-06-27
ULTRA CLEAN HOLDINGS INC
filed 2008-08-06
CIK 1275014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number 000-50646
Ultra Clean Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	61-1430858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26462 Corporate Avenue, Hayward, California	94545
(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares outstanding of the issuer’s common stock as of July 31, 2008: 21,748,167.

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 27,	December 28,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,571	$33,447
Accounts receivable, net of allowance of $440 and $352, respectively	26,638	34,845
Inventory, net	43,634	49,342
Deferred income taxes	3,955	3,597
Prepaid expenses and other	4,839	4,110

Total current assets	111,637	125,341

Equipment and leasehold improvements, net	20,479	14,095
Other long-term assets:
Goodwill, net	34,196	34,196
Purchased intangibles, net	20,087	20,762
Other non-current assets	548	633

Total assets	$186,947	$195,027

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$3,400	$3,575
Accounts payable	22,559	36,817
Accrued compensation and related benefits	2,359	3,006
Other current liabilities	1,230	1,445

Total current liabilities	29,548	44,843

Long-term debt	17,136	18,636
Deferred and other tax liabilities	853	1,031
Deferred rent and other liabilities	5,319	1,029

Total liabilities	52,856	65,539

Commitments and contingencies (See note 9)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding
Common stock — $0.001 par value, 90,000,000 authorized; 21,705,109 and 21,562,836 shares issued and outstanding, in 2008 and 2007, respectively	91,968	89,092
Retained earnings	42,123	40,396

Total stockholders’ equity	134,091	129,488

Total liabilities and stockholders’ equity	$186,947	$195,027

(See accompanying notes to condensed consolidated financial statements.)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three months ended		Six months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Sales	$67,364	$104,722	$159,721	$215,514
Cost of goods sold	59,842	88,906	140,139	182,941

Gross profit	7,522	15,816	19,582	32,573

Operating expenses:
Research and development	606	785	1,391	1,627
Sales and marketing	1,327	1,336	2,960	2,759
General and administrative	6,252	6,182	12,882	12,779

Total operating expenses	8,185	8,303	17,233	17,165

Income (loss) from operations	(663)	7,513	2,349	15,408

Interest and other income (expense), net	246	(459)	590	(990)

Income (loss) before provision for income taxes	(909)	7,054	1,759	14,418
Income tax provision (benefit)	(747)	1,958	32	4,137

Net income (loss)	$(162)	$5,096	$1,727	$10,281

Net income (loss) per share:
Basic	$(0.01)	$0.24	$0.08	$0.49
Diluted	$(0.01)	$0.23	$0.08	$0.47
Shares used in computing net income (loss) per share
Basic	21,643	21,236	21,604	21,188
Diluted	21,643	22,045	22,126	22,012
(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six months ended
	June 27, 2008	June 29, 2007
Cash flows from operating activities:
Net income	$1,727	$10,281
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,400	2,138
Deferred income tax	(536)	(686)
Excess tax benefit from stock-based compensation	(237)	(692)
Stock-based compensation	1,921	1,482
Changes in assets and liabilities:
Accounts receivable, net of allowance	8,207	(5,301)
Inventory, net	5,708	(952)
Prepaid expenses and other	(684)	383
Other non-current assets	85	(12)
Accounts payable	(14,290)	(4,604)
Accrued compensation and related benefits	(647)	(406)
Income taxes payable	(45)	(2,446)
Other liabilities	4,323	1,857

Net cash provided by operating activities	7,932	1,042

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(8,078)	(3,094)

Net cash used in acquisition	—	(46)

Net cash used in investing activities	(8,078)	(3,140)

Cash flows from financing activities:
Principal payments on capital lease obligations	(10)	(31)
Principal payments on long-term debt	(1,675)	(2,693)
Excess tax benefit from stock-based compensation	238	692
Proceeds from issuance of common stock	717	751

Net cash used in financing activities	(730)	(1,281)

Net decrease in cash	(876)	(3,379)
Cash and cash equivalents at beginning of period	33,447	23,321

Cash and cash equivalents at end of period	$32,571	$19,942

Supplemental items:
Income taxes paid	$793	$6,570

Interest paid	$583	$1,220

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
     The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended December 28, 2007, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2008. The Company’s results of operations for the three months ended June 27, 2008 are not necessarily indicative of the results to be expected for any future periods.
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
     The Company had significant sales to three customers, each accounting for 10% as of June 27, 2008 or more of our total sales for the quarter: Applied Materials, Inc., Lam Research Corporation and Intuitive Surgical, Inc. As a group these three customers accounted for 80% of the Company’s sales for the quarter ended June 27, 2008. For the six months ended June 27, 2008, two customers each accounted for 10% or more of our total sales: Applied Materials, Inc. and Lam Research Corporation. As a group these two customers accounted for 71% of the Company’s sales for the six months ended June 27, 2008. For the three and six months ended June 29, 2007, three customers each accounted for 10% or more of our total sales: Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. As a group these three customers accounted for 83% of the Company’s sales for the three and six months ended June 29, 2007.
     The Company had two customers whose accounts receivable balances were each greater than 10% as of June 27, 2008. In aggregate these two customers represented approximately 60.3% of our trade accounts receivable as of June 27, 2008.
     Fiscal Year — The Company uses a 52-53 week fiscal year ending on the Friday nearest December 31. All references to quarters refer to fiscal quarters and all references to years refer to fiscal years.
     Income Taxes — Income taxes were reported under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes , (“SFAS 109”) and, accordingly, deferred taxes are recognized using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base, and operating loss and tax credit carry-forwards. Valuation allowances are provided if it is more likely than not that some or all of the deferred tax assets will not be recognized. For the six month periods presented, the Company has neither a net loss or tax credit carry-forwards and no valuation allowance was deemed necessary.
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

	Six months ended
	June 27,	June 29,
	2008	2007
Beginning balance	$220	$344
Additions related to sales	79	52
Warranty claims	(110)	(167)

Ending balance	$189	$229

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
     Stock-Based Compensation — The Company maintains a stock-based compensation plan which allows for the issuance of equity-based awards to executives and certain employees. These equity-based awards include stock options, restricted stock awards and restricted stock units.
     The following table shows the Company’s stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three months ended		Six months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Cost of sales	$249	$211	$503	$407
Research and development	—	69	62	93
Sales and marketing	91	19	127	56
General and administrative	480	476	1,231	828

	820	775	1,923	1,384
Income tax benefit	(673)	(213)	(35)	(393)

Total stock-based compensation expense	$147	$562	$1,888	$991

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

	Three months ended		Six months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Dividend yield	—	0.0%	0.0%	0.0%
Expected volatility	—	50.0%	50.0%	50.0%
Risk-free interest rate	—	4.7%	2.8%	4.7%
Forfeiture rate	—	11.0%	7.0%	11.0%
Expected life (in years)	—	5.0	5.0	5.0
     The Company did not grant stock options during the second quarter of 2008. The weighted average estimated fair value of employee stock option grants for the six months ended June 27, 2008 was $4.71. The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of the Company’s historical volatility and the volatility of similar companies in our industry. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The Company does not currently pay dividends and has no plans to do so in the future. The forfeiture rate is based on the Company’s historical option forfeitures, as well as management’s expectation of future forfeitures based on current market conditions. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods.
     The following table summarizes information with respect to options outstanding at June 27, 2008:

Number of
Shares
Options outstanding at December 28, 2007	2,927,336
Granted	102,000
Exercised	(131,443)
Canceled	(409,444)

Options outstanding at June 27, 2008	2,488,449

     The total unamortized expense of the Company’s unvested options as of June 27, 2008, is $5.2 million.
Employee Stock Purchase Plan
     The Company also maintains an employee stock purchase plan (“ESPP”) that provides for the issuance of shares to all eligible employees of the Company at a discounted price. Under the ESPP, substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 95 percent of the fair market value of the Company’s stock at the end of each applicable purchase period. During the six months ended June 27, 2008 and June 29, 2007, 11,449 and 8,203 shares, respectively, were issued under the Company’s ESPP.
Restricted Stock Units and Restricted Stock Awards
     During the first quarter of fiscal 2008, the Company began granting Restricted Stock Units (RSU’s) to employees as part of the Company’s long term equity compensation plan. These RSU’s are granted to employees with a per share or unit purchase price of zero dollars and either have time based or performance based vesting. RSU’s typically vest over three years, subject to the employee’s continued service with the Company. Certain of these RSU’s vest only if specific performance goals set by the Compensation Committee are achieved. For purposes of determining compensation expense related to these RSU’s, the fair value is determined based on the closing market price of the Company’s common stock on the date of award and, for performance shares, expense recognition begins once management determines it is probable that the performance goals will be achieved. If the performance goals are achieved, the grant vests over a specified service period. If such goals are not achieved, no compensation cost is recognized and any previously recognized compensation expense is reversed. The expected cost of the grant is reflected over the service period, and is reduced for estimated forfeitures. During the three and six month periods ended June 27, 2008, the Company approved and granted 8,000 and 380,600 RSU’s, respectively, to employees with a weighted average fair value of $9.91 and $9.86, respectively. As of June 27, 2008, $2.3 million of unrecognized stock-based compensation cost related to RSU’s remains to be amortized and is expected to be recognized over an estimated period of three years.
     On May 31, 2008, the Company issued 37,500 shares of restricted stock awards to its outside directors. The fair value of the shares was determined using the Company’s closing market price on the date of grant. These shares fully vest on the one year anniversary from the date of grant. The total unamortized expense of the Company’s unvested restricted stock awards as of June 27, 2008, is $0.4 million.
     The following table summarizes the Company’s restricted stock unit and restricted stock award activity for the six months ended June 27, 2008 (in thousands):

Number of
Shares
Unvested restricted stock units and restricted stock awards at December 28, 2007	41
Granted	418
Vested	(41)
Canceled	(24)

Unvested restricted stock units and restricted stock awards at June 27, 2008	394

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
     In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The Company adopted SFAS No.157 as required on December 29, 2007 and has determined that the impact of SFAS 157 on its consolidated financial statements are not material.
2. Inventory, net (in thousands)

	June 27,	December 28,
	2008	2007
Raw materials	$31,555	$35,625
Work in process	13,675	15,449
Finished goods	3,032	2,556

	48,262	53,630
Reserve for obsolescence	(4,628)	(4,288)

Total	$43,634	$49,342

3. Equipment and Leasehold Improvements, net (in thousands)

	June 27,	December 28,
	2008	2007
Computer equipment and software	$7,406	$6,980
Furniture and fixtures	705	622
Machinery and equipment	9,804	8,274
Leasehold improvements	14,292	8,221

	32,207	24,097
Accumulated depreciation and amortization	(11,728)	(10,002)

Total	$20,479	$14,095

4. Purchased Intangibles and Goodwill, net (in thousands)

	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Years
June 27, 2008
Customer list	$13,800	$(2700)	$11,100	10.7
Tradenames	9,787	(800)	8,987	*

Total	$23,587	$(3,500)	$20,087

December 28, 2007
Customer list	$13,800	$(2,025)	$11,775	10.7
Tradenames	9,787	(800)	8,987	*

Total	$23,587	$(2,825)	$20,762

*	Tradename associated with UCT-Sieger had an estimated life of six months and, as of December 29, 2006, had been fully amortized. Trade name associated with Ultra Clean Technology Systems and Service, Inc. has an indefinite life.
     Amortization expense related to purchased intangibles was $0.3 million and $0.7 million during the first six months of fiscal 2008 and 2007, respectively. The total expected future amortization related to purchased intangibles will be approximately $0.7 million, $1.4 million, $1.3 million and $1.2 million in fiscal years 2008 through 2011, respectively, and $6.4 million thereafter.
     The Goodwill balance as of December 28, 2007 was $34.2 million. There was no change in the carrying amount of goodwill during the six months ended June 27, 2008.
5. Borrowing Arrangements
     In connection with the acquisition of Sieger in the second quarter of 2006, the Company entered into a borrowing arrangement and an equipment loan with two commercial banks. The loan agreement requires compliance with certain financial covenants, including a leverage and fixed charge coverage target. The loan agreement under the borrowing arrangement with one bank provides senior secured credit facilities in an aggregate principal amount of up to $32.5 million, consisting of a $25.0 million revolving line of credit ($10.0 million of which may be used for the issuance of letters of credit) and a $7.5 million term loan. The aggregate amount of the credit facilities is also subject to a borrowing base equal to 80% of eligible accounts receivable and is secured by substantially all of the Company’s assets. Each of the credit facilities will expire on June 29, 2009 and contain certain financial covenants, including minimum profitability and liquidity ratios. As of June 27, 2008, the Company was in compliance with all loan covenants. In addition, the term loan is subject to monthly amortization payments in 36 equal installments. Interest rates on outstanding loans under the credit facilities ranged from 4.50% to 4.25% per annum during the quarter ended June 27, 2008, and were 4.25% as of June 27, 2008. The equipment loan is a 5 year, $5.0 million loan that is secured by certain equipment. The interest rate on the equipment loan was 7.6% per annum as of June 27, 2008. The combined balance outstanding on the borrowing arrangement and equipment loan at June 27, 2008 was $20.5 million, of which $3.4 million is included in other current liabilities.

6. Stock Repurchase Plan – Subsequent Event
     On July 24, 2008, the Board of Directors approved a stock repurchase program for up to $10.0 million. The Company expects to commence the repurchase of its common stock immediately and complete such repurchases on or before June 30, 2009. The Company will repurchase its shares depending on market conditions, stock price and other factors. The program will be funded using the Company’s existing cash balance and future cash flows. The share repurchases will occur through systematic or open market purchases as permitted by securities laws and other legal requirements.
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
     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended		Six months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Numerator:
Net income (loss)	$(162)	$5,096	$1,727	$10,281
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	21,643	21,253	21,604	21,204
Weighted average common shares outstanding subject to repurchase	( —)	(17)	( —)	(16)

Shares used in computing basic Net income (loss) per share	21,643	21,236	21,604	21,188
Shares used in computation — diluted:
Weighted average common shares outstanding	21,643	21,236	21,604	21,188
Dilutive effect of common shares outstanding subject to repurchase	—	17		16
Dilutive effect of options outstanding	—	792	522	808

Shares used in computing diluted Net income (loss) per share	21,643	22,045	22,126	22,012
Net income (loss) per share — basic	$(0.01)	$0.24	$0.08	$0.49
Net income (loss) per share — diluted	$(0.01)	$0.23	$0.08	$0.47
8. Related Party Transactions
     The Company leases a facility from an entity controlled by one of the Company’s board members. The Company incurred rent expense resulting from the lease of this facility of $65,000 and $128,000 for the three and six month periods ended June 27, 2008 and $63,000 and $125,000 for the three and six month periods ended June 29, 2007, respectively.
     The spouse of one of the Company’s executive’s is the sole owner of the Company’s primary travel agency. The Company incurred fees for travel-related services, including the cost of airplane tickets, of $60,000 and $144,000 for the three and six month periods ended June 27, 2008 and $146,000 and $215,000 for the three and six month periods ended June 29, 2007, respectively.
     The sister, son and sister-in-law of one of the Company’s directors either worked or continue to work for the Company. Aggregate salaries paid by the Company to the aforementioned individuals totaled $12,000 and $30,000 for the three and six month periods ended June 27, 2008 and $46,000 and $87,000 for the three and six month periods ended June 29, 2007, respectively. As of June 27, 2008, only the sister-in-law continues to work for the Company.
9. Commitments and Contingencies
     The Company had commitments to purchase inventory totaling approximately $51.3 million at June 27, 2008.
     Included in accrued liabilities is an estimate of $125,000, based on a range of $125,000 to $250,000, to exit previously leased facilities.
     In September 2007, the Company entered into a facility lease agreement for approximately 104,000 square feet of office space in Hayward, California and began moving into the new facility towards the latter part of the second quarter of 2008. In lieu of a cash security deposit, the Company established an irrevocable standby letter of credit in the amount of $156,000 naming the landlord of the new facility as the beneficiary. Pursuant to the lease agreement, the Company will receive approximately $4.1 million in tenant improvement allowances and incentives as well as $1.2 million in rent abatements over the first two years of the lease. The operating lease term for the new facility commenced on April 1, 2008, and will continue through April 1, 2015, with minimum monthly lease payments beginning at $119,000 and escalating annually after the first two years. The Company’s total future minimum lease payments over the term of the lease will be approximately $10.2 million.
     On September 2, 2005, the Company filed suit in the federal court for the Northern District of California against Celerity, Inc., or Celerity, seeking a declaratory judgment that our new substrate technology does not infringe certain of Celerity’s patents and/or that Celerity’s patents are invalid. On September 13, 2005, Celerity filed suit in the federal court of Delaware alleging that the Company infringed eight patents by developing and marketing products that use Celerity’s fluid distribution technology. The Company then filed motions for summary judgments of non-infringement and invalidity with the Court. The Court issued summary judgment in April 2007, dismissing four of Celerity’s patent infringement claims. In addition, Celerity had previously withdrawn two of its patent infringement claims. The case ultimately went to trial in June 2007, and, on June 25, 2007, a jury found that the Company did not infringe on one of the two remaining patents at issue but did infringe on the other. The jury awarded damages of $45,000 to Celerity in royalty fees for gas panel sales to date related to the product that was found to infringe the Celerity patent and enjoined the Company from making, using, or selling the product that was found to infringe the Celerity patent. The court also ordered the Company to pay Celerity $85,000 in court costs. The Company has appealed the jury verdict and injunction to the Court of Appeals for the Federal Circuit (CAFC). In addition, the Company has requested, and the United States Patent and Trademark Office (USPTO) has granted, the Company’s request for re-examination of the one Celerity patent that the Company was found to infringe. The reexamination by the USPTO is pending. The Company does not expect the outcome of the appeal to the CAFC or the ruling by the USPTO in the re-examination of the Celerity patent to have a material impact on the Company’s operating results or cash flows.
     From time to time, we are also subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of the above-described matter or various legal proceedings and claims cannot be predicted with certainty, the Company has not had a history of outcomes to date that have been material to the statement of operations and does not believe that any of these proceedings or other claims will have a material adverse effect on its consolidated financial condition or results of operations.

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
     Our customers are primarily original equipment manufacturers. We provide our customers complete subsystem solutions that combine our expertise in design, test, component characterization and highly flexible manufacturing operations, advanced quality control programs, and the financial stability required of a reliable business partner. This combination helps us to drive down total manufacturing costs, reduce design-to-delivery cycle times and maintain high quality standards for our customers. We believe these characteristics, as well as our standing as a leading supplier of gas delivery systems and other critical subsystems, place us in a strong position to benefit from the growing demand for subsystem outsourcing.
     Ultra Clean Holdings, Inc. was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Service, Inc. Ultra Clean Technology Systems and Service, Inc. was founded in 1991 by Mitsubishi Corporation and was operated as a subsidiary of Mitsubishi until November 2002, when it was acquired by Ultra Clean Holdings, Inc. Ultra Clean Holdings, Inc. became a publicly traded company in March 2004. In June 2006, we completed the acquisition of Sieger Engineering, Inc., a California corporation (“Sieger”) and a supplier of chemical mechanical planarization modules and other subsystems to the semiconductor and flat panel capital equipment and medical device industries. Ultra Clean Technology (Shanghai) Co., Ltd and Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd were established in 2005 ad 2007, respectively, to faciliate our operations in China.
     We have in the past considered and will continue to consider acquisitions that will enable us to expand our geographic presence, secure new customers and diversify into complementary products and markets as well as broaden our technological capabilities in semiconductor capital equipment manufacturing.
Financial Highlights
     Our operating results for the three and six months ended June 27, 2008 compared to the same periods in the prior year reflects a decrease in demand of our products as a result of an overall slowdown in the semiconductor capital equipment market. Sales for the three months ended June 27, 2008 were $67.4 million, a decrease of $37.4 million, or 35.7%, from the same quarter of 2007. Gross profit in the second quarter of 2008 decreased $8.3 million, or 52.4%, to 11.2% of sales, from $15.8 million, or 15.1% of sales, in the second quarter of 2007. Total operating expenses in the second quarter of 2008 decreased to $8.2 million, or 12.2% of sales, from $8.3 million, or 7.9% of sales, compared to the second quarter of 2007. We incurred a net loss during the second quarter of 2008 of $0.2 million compared to net income of $5.1 million for the comparable period in 2007 as a result of decreased sales and gross profits earned during the current quarter and only slightly lower operating costs.
Results of Operations
     For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in our quarterly report.

	Three months ended		Six months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	88.8%	84.9%	87.7%	84.9%

Gross profit	11.2%	15.1%	12.3%	15.1%
Operating expenses:
Research and development	0.9%	0.7%	0.9%	0.8%
Sales and marketing	2.0%	1.3%	1.9%	1.3%
General and administrative	9.3%	5.9%	8.1%	5.9%

Total operating expenses	12.2%	7.9%	10.8%	8.0%

	Three months ended		Six months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Income from operations	(1.0)%	7.2%	1.5%	7.1%

Interest and other income (expense), net	(0.4)%	(0.4)%	(0.4)%	(0.4)%

Income (loss) before provision (benefit) for income taxes	(1.4)%	6.8%	1.1%	6.7%
Income tax provision (benefit)	(0.9)%	1.9%	0.1%	1.9%

Net income (loss)	(0.4)%	4.9%	1.0%	4.8%

Sales
     Sales in the second quarter of 2008 decreased $37.3 million, or 35.7%, to $67.4 million from $104.7 million in the second quarter of 2007. Sales for the six months ended June 27, 2008 decreased $55.8 million, or 25.9%, to $159.7 million for the six months ended June 29, 2007. The decrease in sales reflects a decrease in demand, primarily from our top three customers, as a result of the overall slowdown in the semiconductor capital equipment market. We expect sales to be slightly lower in the third quarter of 2008.
     Historically, a relatively small number of OEM customers have accounted for a significant portion of our sales. In the three months ended June 27, 2008, three customers each accounted for 10% or more of our total sales: Applied Materials, Inc., Lam Research Corporation and Intuitive Surgical, Inc. As a group these three customers accounted for 80% of the Company’s sales for the quarter ended June 27, 2008. For the six months ended June 27, 2008, two customers each accounted for 10% or more of our total sales: Applied Materials, Inc. and Lam Research Corporation. As a group these two customers accounted for 71% of the Company’s sales for the six months ended June 27, 2008. For the three and six months ended June 29, 2007, three customers each accounted for 10% or more of our total sales: Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. As a group these three customers accounted for 83% of the Company’s sales for the three and six months ended June 29, 2007.
Gross Profit
     Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold. Gross profit for the three months ended June 27, 2008 decreased to $7.5 million, or 11.2% of sales, from $15.8 million, or 15.1% of sales, for the same period in 2007. Gross profit for the six months ended June 27, 2008 decreased to $19.6 million, or 12.3% of sales, from $32.6 million, or 15.1% of sales, for the same period in 2007.
     Our gross margin for the three and six month periods ended June 27, 2008 decreased from the comparable periods in 2007 due primarily to reduced capacity utilization on lower volume. We expect gross profit to decrease incrementally as a result of expected lower sales in the third quarter of 2008.
Research and Development Expense
     Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the second quarter of 2008 decreased $0.2 million, or 22.9%, to $0.6 million, or 0.9% of sales, compared to $0.8 million, or 0.7% of sales in the same quarter in 2007. The decrease in expense is primarily due to a decrease in headcount and other payroll related expenses.
     Research and development expense for the first six months of 2008 was $1.4 million, or 0.9% of sales, compared with $1.6 million, or 0.8% of sales, for the same period of 2007. The decrease in expense is due primarily to a decrease in headcount and other payroll related expenses. The increase as a percent of sales is due to a decrease in sales in the three and six months ended June 29, 2008 compared to the same periods in the previous year.
Sales and Marketing Expense
     Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the second quarter of 2008 was $1.3 million, or 2.0% of sales, compared with $1.3 million, or 1.3% of sales, in the same quarter of 2007. The increase in percent of sales is due to a decrease in sales during the second quarter of 2008.
     Sales and marketing expense for the first six months of 2008 was $3.0 million, or 1.9% of sales, compared with $2.8 million, or 1.3% of sales, in the same period of 2006. The increase in expense is attributable to an increase in headcount during the year. The increase in expense as a percent of sales is due to a decrease in sales during the first six months of 2008.
General and Administrative Expense
     General and administrative expense consists primarily of salaries and overhead associated with our administrative staff and professional fees. General and administrative expense increased less than $0.1 million, or less than 0.1% in the second quarter of 2008 to $6.3 million, or 9.3% of sales, compared with $6.2 million, or 5.9% of sales, in the same quarter of 2007. The increase in percent of sales in the second quarter of 2008 is due to a decrease in sales compared to the same period of 2007.
     General and administrative expense increased $0.1 million, or less than 1.0%, in the first six months of 2008 to $12.9 million, or 8.1% of sales, compared with $12.8 million, or 5.9% of sales, in the same period of 2007. The increase in percent of sales for the first six months of 2008 is due to a decrease in sales compared to the same period of 2007.
Interest and Other Income (Expense), net
     Interest and other income (expense), net for the second quarter of 2008 was $(0.2) million compared to $(0.5) million in the second quarter of 2007. The decrease in net expense for the three months ended June 27, 2008 is primarily attributable to a combination of lower debt due to principal reductions and lower interest rates due to market fluctuations compared to the second quarter of 2007.
     Interest and other income (expense), net for the first six months of 2008 was $(0.6) million compared to $(1.0) million in the same period of 2007. The decrease in net expense for the six months of 2008 is primarily attributable to a combination of lower debt and related interest rates experienced since the second quarter of 2007.
Income Tax Provision
     Our effective tax rate for the first six months of 2008 was 1.8% compared to 26.8% for the year ended December 28, 2007. The decrease in 2008 reflects, primarily, a change in the geographic mix of worldwide earnings and financial results for 2008 compared with fiscal year 2007.
Liquidity and Capital Resources
     With the exception of the Sieger acquisition, which was funded by third-party debt, historically, we have required capital principally to fund our working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of June 27, 2008, we had cash of $32.6 million compared to $33.4 million as of December 28, 2007.
     For the six months ended June 27, 2008 we generated cash from operating activities of $7.9 million compared to cash generated of $1.0 million for the six months ended June 29, 2007, reflecting an increase of $6.9 million. Cash flow during the first six months of 2008 was favorably impacted by net income, depreciation and amortization and stock-based compensation of $1.7 million, $2.4 million and $1.9 million, respectively, decreases in accounts receivable of $8.2 million, inventory of $5.7 million, and accrued compensation benefits of $0.6 million, offset by decreases in accounts payable of $14.3 million and other liabilities of $4.3 million.
     Net cash used in investing activities for the six months ended June, 2008 was $8.1 million compared to net cash used of $3.1 million for the comparable period of 2007, reflecting an increase in cash used of $5.0 million. The increase in cash used was due primarily to higher levels of capital expenditures relating to leasehold and capital equipment in our new facility in Hayward, California as well as for our second manufacturing facility in Shanghai, China. In addition to our normal general capital expenditures, we expect to invest approximately $0.9 million in our new Hayward facility during the remainder of fiscal 2008 and approximately $2.1 million in our new Shanghai facility over the next four years. Cash for these investments will be provided from existing cash and cash from operations.
     Net cash used in financing activities for the six months ended June 27, 2008 decreased $0.6 million to net cash used of $0.7 million from $1.3 million used in financing activities for the six months ended June 29, 2007. During the first six of fiscal 2008 cash was used primarily to pay back long term debt offset by proceeds from the issuance of common stock from our employee stock compensation plans.
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
     The following table summarizes our future minimum lease payments and principal payments under debt obligations as of June 27, 2008 (in thousands):

	Remainder
	of 2008	2009	2010	2011	2012	2013	Total
Capital Lease	$17	$3	$—	$—	$—	$—	$20
Operating Lease (1)	920	2,404	1,867	1,817	1,944	4,329	13,281
Borrowing arrangements	1,900	17,185	1,008	443	—	—	20,536

Total (2)	$2,837	$19,592	$2,875	$2,260	$1,944	$4,329	$33,837

(1)	Operating lease expense reflects (a) the lease for our new headquarters facility in Hayward, California; (b) the lease for a manufacturing facility in Portland, Oregon expires on October 31, 2010; (c) the leases for manufacturing facilities in South San Francisco expire in 2008, 2009 and 2010; (d) two leases for manufacturing facilities in Austin, Texas that expire on August 31, 2009. We have options to renew certain of the leases in South San Francisco, which we expect to exercise.

(2)	We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on December 30, 2006. As of June 27, 2008, we have recorded a tax liability of $796,000 to offset the recognition of previously recorded excess tax benefits. Because of the uncertainty surrounding the future payment of these liabilities, the amounts have been excluded from the table above.
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

Revenue Recognition
     Revenue Recognition — Our revenue is concentrated in a few OEM customers in the semiconductor capital equipment and flat panel display industry. Our standard arrangement for our customers includes a signed purchase order or contract, no right of return of delivered products and no customer acceptance provisions. Revenue from sales of products is recognized when:
•	we enter into a legally binding arrangement with a customer;

•	we ship the products;

•	price is deemed fixed or determinable;

•	product delivery is deemed free of contingencies or significant uncertainties; and

•	collection is reasonably assured.
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
Accounting for Income Taxes
     The determination of our tax provision and measurement of current taxes payable or refundable and deferred tax assets and liabilities requires that we make certain judgments and estimates. Changes to these estimates or a change in judgement may have a material impact on our Company’s tax provision in a future period. The carrying value of our net deferred tax assets, which is made up primarily of tax deductions, assumes we will be able to generate sufficient future income to fully realize these deductions. In determining whether the realization of these deferred tax assets may be impaired, we make judgments with respect to whether we are likely to generate sufficient future taxable income to realize these assets. We have not recorded any valuation allowance to impair our tax assets because, based on the available evidence, we believe it is more likely than not that we will be able to utilize all of our deferred tax assets in the future. If we do not generate sufficient future income, the realization of these deferred tax assets may be impaired, resulting in an additional income tax expense.
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
Recently Issued Accounting Standards
     See Recently Issued Accounting Standards in Note 1 of Notes to Condensed Consolidated Financial Statements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates or equity prices.
Foreign Exchange Rates
     We do not make material sales in currencies other than the United States Dollar or have material purchase obligations outside of the United States, except in China where we have purchase commitments totaling $6.8 million in United States Dollar equivalents. We have performed a sensitivity analysis assuming a hypothetical 10-percent movement in foreign currency exchange rates applied to the underlying exposure described above. As of June 27, 2008, the analysis indicated that such market movements would not have a material effect on our business, financial condition or results of operations. Although we do not anticipate any significant fluctuations, there can be no assurance that foreign currency exchange risk will not have a material impact on our financial position, results of operations or cash flow in the future.
Interest Rates
     Our interest rate risk relates primarily to our third party debt which totals $20.5 million as of June 27, 2008, and carries interest rates pegged to the LIBOR and PRIME rates. An immediate increase in interest rates of 100 basis points would increase our interest expense by approximately $0.1 million per quarter. This would be partially offset by increased interest income on our invested cash. Conversely, an immediate decline of 100 basis points in interest rates would decrease our interest expense by approximately $0.1 million per quarter. This would be partially offset by decreased interest income on our invested cash.
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     On September 2, 2005, we filed suit in the federal court for the Northern District of California against Celerity, Inc., or Celerity, seeking a declaratory judgment that our new substrate technology does not infringe certain of Celerity’s patents and/or that Celerity’s patents are invalid. On September 13, 2005, Celerity filed suit in the federal court of Delaware alleging that we have infringed eight patents by developing and marketing products that use Celerity’s fluid distribution technology. We then filed motions for summary judgments of non-infringement and invalidity with the Court. The Court issued summary judgment in April 2007, dismissing four of Celerity’s patent infringement claims. In addition, Celerity had previously withdrawn two of its patent infringement claims. The case ultimately went to trial in June 2007, and, on June 25, 2007, a jury found that we did not infringe on one of the two remaining patents at issue but did infringe on the other. The jury awarded damages of $45,000 to Celerity in royalty fees for gas panel sales to date related to the product that was found to infringe the Celerity patent and enjoined us from making, using, or selling the product that was found to infringe the Celerity patent. The court also ordered us to pay Celerity $85,000 in court costs. We have appealed the jury verdict and injunction to the Court of Appeals for the Federal Circuit (CAFC). In addition, we have requested, and the United States Patent and Trademark Office (USPTO) has granted, our request for re-examination of the one Celerity patent that we were found to infringe. The reexamination by the USPTO is pending. We do not expect the outcome of the appeal to the CAFC or the ruling by the USPTO in the re-examination of the Celerity patent to have a material impact on our operating results or cash flows.
     From time to time, we are also subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business.
ITEM 1A. Risk Factors
The highly cyclical nature of the semiconductor capital equipment industry and general economic slowdowns could harm our operating results.
     Our business and operating results depend in significant part upon capital expenditures by manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors. Historically, the semiconductor industry has been highly cyclical, with recurring periods of over-supply of semiconductor products that have had a severe negative effect on the demand for capital equipment used to manufacture semiconductors. We have experienced and anticipate that we will continue to experience significant fluctuations in customer orders for our products. Our sales were $160.0 million for the first six months of fiscal 2008 compared to $216.0 million for the comparative period in fiscal 2007. Historically, semiconductor industry slowdowns have had, and future slowdowns may have, a material adverse effect on our operating results.
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
     A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. Collectively, Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc., have accounted for 83%, 86% and 89% of our sales in fiscal years 2007, 2006 and 2005, respectively. Because of the small number of OEMs in our industry, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers. Consolidation among our customers or a decision by any one or more of our customers to outsource all or most manufacturing and assembly work to a single equipment manufacturer may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on an even smaller number of customers.
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
     We entered into a new lease in Hayward, California, to consolidate our Menlo Park operations and certain South San Francisco manufacturing operations and we have already moved a substantial part of those operations into the new facility during the second and third quarters of 2008. We have incurred and will continue to incur moving expenses and could experience disruptions in our operations relating to the move, either of which could be material. We may not have anticipated all the logistical impediments and obstacles and may incur unanticipated delays in the manufacture of our products and expenses related to the remaining stages of our move, which could adversely affect our financial condition and results of operation.

We have experienced and may continue to experience difficulties with our new enterprise resource planning (ERP) system, which we implemented during the fourth quarter of fiscal 2007, and which has impacted and could further impact our results of operation.
     We have experienced and may continue to experience, difficulties with our new ERP system. For example, in the fourth quarter of fiscal 2007, increased year-end rescheduling actions by our customers, combined with the difficulties we experienced with our new ERP system, resulted in inefficiencies which drove higher operating costs. We plan to implement our new ERP system in our China facilities during the first quarter of fiscal 2009. Difficulties related to implementing and working with a new ERP system have adversely effected and could disrupt our ability to timely and accurately process and report key components of the results of a consolidated operations, our financial position and cash flows. Any disruptions or difficulties that may occur in connection with this new ERP system could further adversely affect our ability to complete the evaluation of our internal controls and attestation activities required by SOX 404. System failure or malfunctioning may result in disruption of operations and the inability to process transactions and could adversely affect our financial results.
We have established, and intend to expand, our operations in China, which exposes us to risks associated with operating in a foreign country.
     We are expanding our operations in China. Total assets in China at June 27, 2008 and December 28, 2007 were $31.8 million and $27.0 million, respectively.
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
     We have in the past and may in the future receive claims that our products, processes or technologies infringe the patents or other proprietary rights of third parties. For example, in 2007 we completed our defense of an infringement action brought against us by Celerity, Inc. Our defense was successful only in part. We have incurred a total of approximately $130,000 in damages and court costs related to the Celerity infringement. In addition, we may be unaware of intellectual property rights of others that may be applicable to our products. Any litigation regarding patents or other intellectual property could be costly and time-consuming and divert our management and key personnel from our business operations, any of which could have a material adverse effect on our business and results of operations. The complexity of the technology involved in our products and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement may also require us to enter into costly license agreements. However, we may not be able to obtain licenses on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against the development, manufacture and sale of certain of our products if any such claims prove successful.
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
     Our ability to execute our business plan successfully in a rapidly evolving market requires an effective planning and management process. We have increased, and plan to continue to increase, the scope of our operations. Our revenues in 2007 increased 19.7% over revenues in 2006, and our 2006 revenues increased 128.6% over our 2005 revenues, in significant part due to the acquisition of Sieger. However, in the second quarter of 2008, revenue decreased 27.1 % compared to revenue in the first quarter of 2008 and 35.7% compared to the second quarter of fiscal 2007. Due to the cyclical nature of the semiconductor industry, future growth is difficult to predict. Our expansion efforts could be expensive and may strain our managerial and other resources. To manage future growth effectively, we must maintain and enhance our financial and operating systems and controls and manage expanded operations. Although we occasionally experience reductions in force, over time the number of people we employ has generally grown and we expect this number to continue to grow when our operations expand. The addition and training of new employees may lead to short-term quality control problems and place increased demands on our management and experienced personnel. If we do not manage growth properly, our business, operating results and financial condition could be adversely affected.
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
     We have outstanding indebtedness. At June 27, 2008, our long-term debt was $17.1 million and our short-term debt was $3.4 million, for an aggregate total of $20.5 million. Our loan agreement requires compliance with certain financial covenants, including a leverage and fixed charge coverage test. The covenants contained in our line of credit with the bank also restrict our ability to take certain actions, including our ability to:
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
     We have made capital expenditures of $8.1 million during the first six months of 2008, of which $6.2 million related to improvements of our new manufacturing facility in Hayward, California and $0.9 million related to the development of our manufacturing facilities in China. In 2007, we made capital expenditures of $8.0 million, of which $4.3 million related to the implementation of our new ERP system and $1.7 million related to the development of our manufacturing facilities in China, which includes $1.5 million related to our second, recently leased manufacturing facility in Shanghai, China. We expect to invest approximately $3.0 million in these facilities over the next four years. The amount of our future capital requirements will depend on many factors, including:
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
ITEM 3. Defaults Upon Senior Securities
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Stockholders on June 5, 2008. At the meeting, our stockholders voted on the following two proposals and cast their votes as follows to approve such proposals:
Proposal 1: The stockholders elected each of the following persons as a director to hold office until our 2008 Annual Meeting of Stockholders or until such director’s earlier retirement, resignation or removal:

Director’s Name	Votes For	Votes Withheld
Brian R. Bachman	18,600,068	221,303
Susan H. Billat	18,715,708	105,663
Kevin C. Eichler	18,713,456	107,915
Clarence L. Granger	18,608,184	213,187
David T. ibnAle	9,126,531	9,694,840
Leonid Mezhvinsky	18,554,299	267,072
Proposal 2: Stockholders ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 26, 2008 with 18,787,640 affirmative votes, 27,974 negative votes and 5,757 votes abstaining.

ITEM 5. Other Information
     None.
ITEM 6. Exhibits
(a) Exhibits
     The following exhibits are filed with this current Report on Form 10-Q for the quarter ended June 27, 2008:

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

Date: August 6, 2008

	By:	/s/ Clarence L. Granger

Name: Clarence L. Granger Title: Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2008

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