Form 10-Q
period 2008-09-26
ULTRA CLEAN HOLDINGS INC
filed 2008-11-04
CIK 1275014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 000-50646
Ultra Clean Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	61-1430858 (I.R.S. Employer Identification No.)

26462 Corporate Avenue, Hayward, California (Address of principal executive offices)	94545 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares outstanding of the issuer’s common stock as of October 31, 2008: 21,250,267.

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 26,	December 28,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,468	$33,447
Accounts receivable, net of allowance of $388 and $352, respectively	28,817	34,845
Inventory, net	49,013	49,342
Deferred income taxes	3,955	3,597
Prepaid expenses and other	5,792	4,110

Total current assets	116,045	125,341

Equipment and leasehold improvements, net	20,267	14,095
Other long-term assets:
Goodwill	34,063	34,196
Purchased intangibles, net	19,750	20,762
Other non-current assets	509	633

Total assets	$190,634	$195,027

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$3,074	$3,575
Accounts payable	28,196	36,817
Accrued compensation and related benefits	3,012	3,006
Other current liabilities	1,670	1,445

Total current liabilities	35,952	44,843

Long-term debt	16,692	18,636
Deferred and other tax liabilities	713	1,031
Deferred rent and other liabilities	5,126	1,029

Total liabilities	58,483	65,539

Commitments and contingencies (See note 10)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 21,680,805 and 21,562,836 shares issued and outstanding, in 2008 and 2007, respectively	93,119	89,092
Common shares held in treasury, at cost, 171,606 shares and none in 2008 and 2007, respectively	(1,163)	—
Retained earnings	40,195	40,396

Total stockholders’ equity	132,151	129,488

Total liabilities and stockholders’ equity	$190,634	$195,027

(See accompanying notes to condensed consolidated financial statements.)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three months ended		Nine months ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Sales	$60,128	$95,535	$219,849	$311,049
Cost of goods sold	54,660	82,165	194,799	265,106

Gross profit	5,468	13,370	25,050	45,943

Operating expenses:
Research and development	484	648	1,875	2,275
Sales and marketing	1,464	1,494	4,424	4,253
General and administrative	5,828	5,700	18,710	18,479

Total operating expenses	7,776	7,842	25,009	25,007

Income (loss) from operations	(2,308)	5,528	41	20,936

Interest and other income (expense), net	(236)	(460)	(826)	(1,450)

Income (loss) before provision for income taxes	(2,544)	5,068	(785)	19,486
Income tax provision (benefit)	(616)	1,527	(584)	5,664

Net income (loss)	$(1,928)	$3,541	$(201)	$13,822

Net income (loss) per share:
Basic	$(0.09)	$0.17	$(0.01)	$0.65
Diluted	$(0.09)	$0.16	$(0.01)	$0.63
Shares used in computing net income (loss) per share
Basic	21,708	21,366	21,639	21,240
Diluted	21,708	22,166	21,639	22,088
(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine months ended
	September 26, 2008	September 28, 2007
Cash flows from operating activities:
Net income (loss)	$(201)	$13,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,964	3,410
Deferred income tax	(1,030)	(1,066)
Excess tax benefit from stock-based compensation	(93)	(1,083)
Changes in Goodwill	133	—
Stock-based compensation	2,773	2,395
Changes in assets and liabilities:
Accounts receivable, net of allowance	6,028	1,682
Inventory, net	329	(3,780)
Prepaid expenses and other	(2,036)	(712)
Other non-current assets	124	(102)
Accounts payable	(8,689)	(4,036)
Accrued compensation and related benefits	6	99
Income taxes payable	354	(3,580)
Other liabilities	4,639	2,527

Net cash provided by operating activities	6,301	9,576

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(9,056)	(4,413)
Net cash used in acquisition	—	(46)

Net cash used in investing activities	(9,056)	(4,459)

Cash flows from financing activities:
Principal payments on capital lease obligations	(26)	(48)
Principal payments on long-term debt	(2,445)	(3,521)
Excess tax benefit from stock-based compensation	93	1,083
Repurchase of common stock	(1,008)	—
Proceeds from issuance of common stock	1,162	2,086

Net cash used in financing activities	(2,224)	(400)

Net increase (decrease) in cash	(4,979)	4,717
Cash and cash equivalents at beginning of period	33,447	23,321

Cash and cash equivalents at end of period	$28,468	$28,038

Supplemental items:
Cash paid during the period for:
Income taxes	$793	$7,795
Interest expense	$830	$1,748
Non-cash investing activities:
Fixed asset purchases included in accounts payable	$68	$19
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
     The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended December 28, 2007, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2008. The Company’s results of operations for the three months ended September 26, 2008 are not necessarily indicative of the results to be expected for any future periods.
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
     The Company had significant sales to three customers, each accounting for 10% or more of the Company’s total sales for the quarter as of September 26, 2008: Applied Materials, Inc., Intuitive Surgical, Inc. and Lam Research Corporation. As a group these three customers accounted for 76% and 78% of the Company’s sales for the three months and nine months ended September 26, 2008, respectively.
     For the three and nine months ended September 28, 2007, three customers each accounted for 10% or more of our total sales: Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. As a group these three customers accounted for 85% and 83% of the Company’s sales for the three and nine months ended September 28, 2007, respectively.
     The Company had three customers whose accounts receivable balances were each greater than 10% as of September 26, 2008. In aggregate these three customers represented approximately 61% of our trade accounts receivable as of September 26, 2008.
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

	Nine months ended
	September 26,	September 28,
	2008	2007
Beginning balance	$220	$344
Additions related to sales	139	93
Warranty claims	(151)	(209)

Ending balance	$208	$228

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
     The following table shows the Company’s stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three months ended		Nine months ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Cost of sales	$275	$271	$778	$678
Research and development	17	2	79	95
Sales and marketing	64	98	191	154
General and administrative	495	441	1,726	1,269

	851	812	2,774	2,196
Income tax benefit	(118)	(246)	(1,166)	(639)

Total stock-based compensation expense	$733	$566	$1,608	$1,557

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

	Three months ended		Nine months ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Dividend yield	—	0.0%	0.0%	0.0%
Expected volatility	—	50.0%	50.0%	50.0%
Risk-free interest rate	—	4.3%	3.0%	4.6%
Forfeiture rate	—	11.0%	7.0%	11.0%
Expected life (in years)	—	5.0	5.0	5.0
     The Company did not grant stock options during the third quarter of 2008. The weighted average estimated fair value of employee stock option grants for the nine months ended September 26, 2008 was $4.71. The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of the Company’s historical volatility and the volatility of similar companies in our industry. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The Company does not currently pay dividends and has no plans to do so in the future. The forfeiture rate is based on the Company’s historical option forfeitures, as well as management’s expectation of future forfeitures based on current market conditions. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods.
     The following table summarizes information with respect to options outstanding at September 26, 2008:

Number of
Shares
Options outstanding at December 28, 2007	2,927,336
Granted	102,000
Exercised	(240,626)
Canceled	(518,849)

Options outstanding at September 26, 2008	2,269,861

     The total unamortized expense of the Company’s unvested options as of September 26, 2008, is $4.6 million.
Employee Stock Purchase Plan
     The Company also maintains an employee stock purchase plan (“ESPP”) that provides for the issuance of shares to all eligible employees of the Company at a discounted price. Under the ESPP, substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 95 percent of the fair market value of the Company’s stock at the end of each applicable purchase period. During the nine months ended September 26, 2008 and September 28, 2007, 11,449 and 8,203 shares, respectively, were issued under the Company’s ESPP.
Restricted Stock Units and Restricted Stock Awards
     During the first quarter of fiscal 2008, the Company began granting Restricted Stock Units (RSU’s) to employees as part of the Company’s long term equity compensation plan. These RSU’s are granted to employees with a per share or unit purchase price of zero dollars and either have time based or performance based vesting. RSU’s typically vest over three years, subject to the employee’s continued service with the Company. Certain of these RSU’s vest only if specific performance goals set by the Compensation Committee are achieved. For purposes of determining compensation expense related to these RSU’s, the fair value is determined based on the closing market price of the Company’s common stock on the date of award and, for performance shares, expense recognition begins once management determines it is probable that the performance goals will be achieved. If the performance goals are achieved, the grant vests over a specified service period. If such goals are not achieved, no compensation cost is recognized and any previously recognized compensation expense is reversed. The expected cost of the grant is reflected over the service period, and is reduced for estimated forfeitures. During the three and nine month periods ended September 26, 2008, the Company approved and granted 43,000 and 461,000 RSU’s, respectively, to employees with a weighted average fair value of $6.65 and $9.87, respectively. As of September 26, 2008, $2.3 million of unrecognized stock-based compensation cost related to RSU’s remains to be amortized and is expected to be recognized over an estimated period of three years.

     On May 31, 2008, the Company issued 37,500 shares of restricted stock awards to its outside directors. The fair value of the shares was determined using the Company’s closing market price on the date of grant. These shares fully vest on the one year anniversary of the date of grant. The total unamortized expense of the Company’s unvested restricted stock awards as of September 26, 2008, is $0.3 million.
     The following table summarizes the Company’s restricted stock unit and restricted stock award activity for the nine months ended September 26, 2008 (in thousands):

Number of
Shares
Unvested restricted stock units and restricted stock awards at December 28, 2007	41
Granted	461
Vested	(41)
Canceled	(35)

Unvested restricted stock units and restricted stock awards at September 26, 2008	426

     Recently Issued Accounting Standards — In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company is evaluating the potential impact of the implementation of FSP 142-3 on its financial position and results of operations.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for the Company beginning December 29, 2007. The Company determined that this pronouncement will have no impact on its financial position, results of operation and cash flows.
     In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the beginning of the Company’s first quarter of fiscal 2010.
2. Inventory, net (in thousands)

	September 26,	December 28,
	2008	2007
Raw materials	$37,490	$35,625
Work in process	14,347	15,449
Finished goods	2,092	2,556

	53,929	53,630
Reserve for obsolescence	(4,916)	(4,288)

Total	$49,013	$49,342

3. Equipment and Leasehold Improvements, net (in thousands)

	September 26,	December 28,
	2008	2007
Computer equipment and software	$7,575	$6,980
Furniture and fixtures	786	622
Machinery and equipment	10,306	8,274
Leasehold improvements	10,735	8,221

	29,402	24,097
Accumulated depreciation and amortization	(9,135)	(10,002)

Total	$20,267	$14,095

4. Purchased Intangibles and Goodwill, net (in thousands)

	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Years
September 26, 2008
Customer list	$13,800	$(3,037)	$10,763	10.7
Tradenames	9,787	(800)	8,987	*

Total	$23,587	$(3,837)	$19,750

December 28, 2007
Customer list	$13,800	$(2,025)	$11,775	10.7
Tradenames	9,787	(800)	8,987	*

Total	$23,587	$(2,825)	$20,762

*	Tradename associated with UCT-Sieger had an estimated life of nine months and, as of December 29, 2006, had been fully amortized. Tradename associated with Ultra Clean Technology Systems and Service, Inc. has an indefinite life.
     Amortization expense related to purchased intangibles was $0.3 million and $1.1 million during the first three and nine months of fiscal 2008 and 2007, respectively. The total expected future amortization related to purchased intangibles will be approximately $0.3 million, $1.4 million, $1.3 million and $1.2 million in fiscal years 2008 through 2011, respectively, and $6.4 million thereafter.
     The goodwill balance as of December 28, 2007 was $34.1 million. During the quarter ended September 26, 2008, the Company reduced its goodwill by $133,000 resulting from adjustments to its FIN48 reserve.
     The Company reviews goodwill impairment indicators on an as-needed basis throughout the year when events or changes in circumstances suggest that the carrying value of our intangible assets may not be realized. The volatility of the Company’s common share price has continued subsequent to the Company’s balance sheet date. While the Company believes this is a reflection of the current distress in the global financial markets, common share price is an indicator the Company uses in evaluating the fair value of intangible assets, including goodwill. The Company will continue to evaluate the fair value of its intangible assets throughout fiscal 2008 and if the indicators suggest impairment, the Company may be required to record an impairment of those assets in the fourth quarter of 2008.
5. Borrowing Arrangements
     In connection with the acquisition of Sieger in the second quarter of 2006, the Company entered into a borrowing arrangement and an equipment loan with two commercial banks. The loan agreement requires compliance with certain financial covenants, including a leverage and fixed charge coverage target. The loan agreement under the borrowing arrangement with one bank provides senior secured credit facilities in an aggregate principal amount of up to $32.5 million, consisting of a $25.0 million revolving line of credit ($10.0 million of which may be used for the issuance of letters of credit) and a $7.5 million term loan. The aggregate amount of the credit facilities is also subject to a borrowing base equal to 80% of eligible accounts receivable and is secured by substantially all of the Company’s assets. Each of the credit facilities will expire on June 29, 2009 and contain certain financial covenants, including minimum profitability and liquidity ratios. As of September 26, 2008, the Company was in compliance with all loan covenants. In addition, the term loan is subject to monthly amortization payments in 36 equal installments. Interest rates on outstanding loans under the credit facilities remained at 4.25% per annum during the quarter ended September 26, 2008. The equipment loan is a 5 year, $5.0 million loan that is secured by certain equipment. The interest rate on the equipment loan was 7.6% per annum as of September 26, 2008. The combined balance outstanding on the borrowing arrangement and equipment loan at September 26, 2008 was $19.8 million, of which $3.1 million is included in other current liabilities.

6. Stock Repurchase Plan
     On July 24, 2008, the Board of Directors approved a stock repurchase program for up to $10.0 million. The Company commenced the repurchase of its common stock on August 4, 2008, and as of September 26, 2008, had purchased 171,606 shares at a total cost of $1,163,000, or an average price of $6.78 per share, under the stock repurchase program. In October, 2008, the Company suspended the stock repurchase program. The incremental number of shares repurchased and the related cost subsequent to our quarter ended September 26, 2008, to date, were 430,338 shares at a cost of $2,174,000. The total number of shares repurchased and related cost of the stock repurchase program were 601,994 shares at a cost of $3,320,000, or an average price of $5.52 per share.
7. Income Tax
     The Company’s income tax provision (benefit) for the nine months ended September 26, 2008 and September 28, 2007, respectively, was ($584,000) and $5,664,000. During the third quarter of fiscal 2008, the Company decreased its long-term deferred tax liability by $399,000 for the derecognition of excess tax benefits recorded under the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which the Company adopted on December 30, 2006. The decrease in unrecognized tax benefits was accounted for as a net tax benefit of $266,000 and a decrease of $133,000 in goodwill during the current fiscal quarter.
     The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	Nine months ended
	September 26,	September 28,
	2008	2007
Balance as of the beginning of period	$750,000	$827,000
Increases related to current year tax positions	6,000	—
Expiration of the statute of limitations for the assessment of taxes	(405,000)	—

Balance as of the end of period	$351,000	$827,000

     The Company’s 2005 state income tax return is currently under examination by the California Franchise Tax Board (“CFTB”) and the Company’s 2006 tax return is currently under examination by the CFTB and the Internal Revenue Service. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for fiscal year 2007 and the Company’s state income tax returns are open to audit under the statute of limitations for the fiscal years 2005 through 2007.
8. Net Income (Loss) Per Share
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
     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended		Nine months ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Numerator:
Net income (loss)	$(1,928)	$3,541	$(201)	$13,822
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	21,708	21,393	21,639	21,267
Weighted average common shares outstanding subject to repurchase	(—)	(27)	(—)	(27)

Shares used in computing basic Net income (loss) per share	21,708	21,366	21,639	21,240
Shares used in computation — diluted:
Weighted average common shares outstanding	21,708	21,366	21,639	21,240
Dilutive effect of common shares outstanding subject to repurchase	—	27	—	27
Dilutive effect of options outstanding	—	773	—	821

Shares used in computing diluted Net income (loss) per share	21,708	22,166	21,639	22,088
Net income (loss) per share — basic	$(0.09)	$0.17	$(0.01)	$0.65
Net income (loss) per share — diluted	$(0.09)	$0.16	$(0.01)	$0.63

9. Related Party Transactions
     The Company leases a facility from an entity controlled by one of the Company’s board members. The Company incurred rent expense resulting from the lease of this facility of $65,000 and $193,000 for the three and nine month periods ended September 26, 2008, respectively, and $63,000 and $188,000 for the three and nine month periods ended September 28, 2007, respectively.
     The spouse of one of the Company’s executives is the sole owner of the Company’s primary travel agency. The Company incurred fees for travel-related services, including the cost of airplane tickets, of $86,000 and $144,000 for the three and nine month periods ended September 26, 2008, respectively, and $70,000 and $285,000 for the three and nine month periods ended September 28, 2007, respectively.
     The sister, son and sister-in-law of one of the Company’s directors either worked or continue to work for the Company. Aggregate salaries paid by the Company to the aforementioned individuals totaled $14,000 and $44,000 for the three and nine month periods ended September 26, 2008, respectively, and $42,000 and $129,000 for the three and nine month periods ended September 28, 2007, respectively. As of September 26, 2008, only the sister-in-law continues to work for the Company.
10. Commitments and Contingencies
     The Company had commitments to purchase inventory totaling approximately $23.8 million at September 26, 2008.
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
     On June 25, 2007, a jury found that the Company infringed one of the patents owned by Celerity, Inc. The jury awarded damages of $45,000 to Celerity in royalty fees for gas panel sales to date related to the product that was found to infringe the Celerity patent and enjoined the Company from making, using, or selling such product. The court also ordered the Company to pay Celerity $85,000 in court costs. The Company appealed the jury verdict and injunction to the Court of Appeals for the Federal Circuit (CAFC). In October 2008, the CAFC affirmed the verdict of infringement. The CAFC’s ruling has not and the Company does not expect it to have a material impact on the Company’s operating results or cash flows.
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
     Ultra Clean Holdings, Inc. was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Service, Inc. Ultra Clean Technology Systems and Service, Inc. was founded in 1991 by Mitsubishi Corporation and was operated as a subsidiary of Mitsubishi until November 2002, when it was acquired by Ultra Clean Holdings, Inc. Ultra Clean Holdings, Inc. became a publicly traded company in March 2004. In June 2006, we completed the acquisition of Sieger Engineering, Inc., a California corporation (“Sieger”) and a supplier of chemical mechanical planarization modules and other subsystems to the semiconductor and flat panel capital equipment and medical device industries. Ultra Clean Technology (Shanghai) Co., Ltd and Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd were established in 2005 and 2007, respectively, to facilitate our operations in China.
     We have in the past considered and will continue to consider acquisitions that will enable us to expand our geographic presence, secure new customers and diversify into complementary products and markets as well as broaden our technological capabilities in semiconductor capital equipment manufacturing.
Financial Highlights
     Our operating results for the three and nine months ended September 26, 2008 compared to the same periods in the prior year reflects a decrease in demand of our products as a result of an overall slowdown in the worldwide economy and semiconductor capital equipment market. Sales for the three months ended September 26, 2008 were $60.1 million, a decrease of $35.4 million, or 37.1%, from the same quarter of 2007. Gross profit in the third quarter of 2008 decreased $7.9 million, or 58.9%, to $5.5 million, or 9.1% of sales, from $13.4 million, or 14.0% of sales, in the third quarter of 2007. Total operating expenses in the third quarter of 2008 decreased to $7.8 million, or 12.9% of sales, from $7.8 million, or 8.2% of sales, compared to the third quarter of 2007. We incurred a net loss during the third quarter of 2008 of $1.9 million compared to net income of $3.5 million for the comparable period in 2007 as a result of decreased sales and gross profits earned during the current quarter and only slightly lower operating costs.
Results of Operations
     For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in our quarterly report.

	Three months ended		Nine months ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	90.9%	86.0%	88.6%	85.2%

Gross profit	9.1%	14.0%	11.4%	14.8%
Operating expenses:
Research and development	0.8%	0.7%	0.9%	0.7%
Sales and marketing	2.4%	1.6%	2.0%	1.4%
General and administrative	9.7%	5.9%	8.5%	5.9%

Total operating expenses	12.9%	8.2%	11.4%	8.0%

Income (loss) from operations	(3.8)%	5.8%	0.0%	6.8%

Interest and other income (expense), net	(0.4)%	(0.5)%	(0.4)%	(0.5)%

Income (loss) before provision (benefit) for income taxes	(4.2)%	5.3%	(0.4)%	6.3%
Income tax provision (benefit)	(1.0)%	1.6%	(0.3)%	1.9%

Net income (loss)	(3.2)%	3.7%	(0.1)%	4.4%

Sales
     Sales in the third quarter of 2008 decreased $35.4 million, or 37.1%, to $60.1 million from $95.5 million in the third quarter of 2007. Sales for the nine months ended September 26, 2008 decreased $91.2 million, or 29.3%, to $219.8 million compared to the nine months ended September 28, 2007. The decrease in sales for both the three month and nine month periods reflects a decrease in semi-conductor equipment demand as a result of the overall slowdown in the industry. We expect sales to be lower in the fourth quarter of 2008 due to a decrease in semi-conductor equipment demand as a result of the overall slowdown in the industry.
Gross Profit
     Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold. Gross profit for the three months ended September 26, 2008 decreased to $5.5 million, or 9.1% of sales, from $13.4 million, or 14.0% of sales, for the same period in 2007. Gross profit for the nine months ended September 26, 2008 decreased to $25.1 million, or 11.4% of sales, from $45.9 million, or 14.8% of sales, for the same period in 2007.
     Our gross margin for the three and nine month periods ended September 26, 2008 decreased from the comparable periods in 2007 due primarily to reduced capacity utilization on lower volume. We expect gross profit to decrease incrementally from gross profit reported in the third quarter of 2008 as a result of expected lower sales in the fourth quarter of 2008.
Research and Development Expense
     Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the third quarter of 2008 decreased $0.2 million, or 25.3%, to $0.5 million, or 0.8% of sales, compared to $0.6 million, or 0.7% of sales in the same quarter in 2007. The decrease in expense is primarily due to a decrease in headcount and other payroll related expenses.

     Research and development expense for the first nine months of 2008 was $1.9 million, or 0.9% of sales, compared with $2.3 million, or 0.7% of sales, for the same period of 2007. The decrease in expense is due primarily to a decrease in headcount and other payroll related expenses. The increase as a percent of sales is due to a decrease in sales in the three and nine months ended September 26, 2008 compared to the same periods in the previous year.
Sales and Marketing Expense
     Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the third quarter of 2008 was $1.5 million, or 2.4% of sales, and was relatively flat when compared with the same quarter of 2007. The increase in percent of sales is due to a decrease in sales during the third quarter of 2008.
     Sales and marketing expense for the first nine months of 2008 was $4.4 million, or 2.0% of sales, and was relatively flat when compared with the same period of 2007. The increase in expense as a percent of sales is due to a decrease in sales during the first nine months of 2008.
General and Administrative Expense
     General and administrative expense consists primarily of salaries and overhead associated with our administrative staff and professional fees. General and administrative expense increased approximately $0.1 million, or 2.2% in the third quarter of 2008 to $5.8 million, or 9.7% of sales, compared with $5.7 million, or 5.9% of sales, in the same quarter of 2007. The increase in expense is due primarily to the impact of a full three months of costs, mainly depreciation, related to the implementation of the Company’s new ERP system implemented in the fourth quarter of 2007. The increase in percent of sales in the third quarter of 2008 is due to a decrease in sales compared to the same period of 2007.
     General and administrative expense increased $0.2 million, or 1.3%, in the first nine months of 2008 to $18.7 million, or 8.5% of sales, compared with $18.5 million, or 5.9% of sales, in the same period of 2007. The increase in expense is due primarily to an increase in headcount and related payroll costs as well as the impact of a full nine months of costs, mainly depreciation, related to the implementation of the Company’s new ERP system implemented in the fourth quarter of 2007. The increase in percent of sales for the first nine months of 2008 is due to a decrease in sales compared to the same period of 2007.
Interest and Other Income (Expense), net
     Interest and other income (expense), net for the third quarter of 2008 was $(0.2) million compared to $(0.5) million in the third quarter of 2007. The decrease in net expense for the three months ended September 26, 2008 is primarily attributable to lower debt due to principal reductions in the third quarter of 2008.
     Interest and other income (expense), net for the first nine months of 2008 was $(0.8) million compared to $(1.5) million in the same period of 2007. The decrease in net expense for the nine months of 2008 is primarily attributable to a combination of lower debt and related interest rates experienced since the second quarter of 2007.
Income Tax Provision
     Our effective tax rate for the three and nine months periods of 2008 was 13.9% and 42.0% compared to 29.6% and 29.1% for the same respective periods in the prior year. The change in respective rates in 2008 compared to 2007 reflects, primarily, a change in the geographic mix of worldwide earnings and financial results for 2008 compared with fiscal year 2007. Our third quarter 2008 tax provision benefited from a $266,000 adjustment as a result of the derecognition of excess tax benefits recorded under the provisions of FIN 48.

Liquidity and Capital Resources
     As a developer and supplier of critical subsystems, primarily for the semiconductor capital equipment (“SCE”) industry, our business is dependent on capital expenditures by semiconductor manufacturers that are, in turn, dependent on the current and anticipated market demand for semiconductors. Demand for semiconductors is cyclical and volatile. Favorable conditions in the semiconductor equipment industry peaked in the first quarter of 2007 and began steadily declining, remaining difficult during the first nine months of fiscal 2008. This already challenging environment for semiconductor equipment has been further impacted by the global financial crisis. We expect business conditions to remain difficult and we have implemented cost reduction programs aimed at aligning our ongoing operating costs with our currently expected revenues over the near term. These cost management initiatives include reductions to headcount and reduced spending. The cyclical and volatile nature of our industry makes estimates of future revenues, results of operations and net cash flows difficult.
     With the exception of the Sieger acquisition, which was funded by third-party debt, our primary historical source of liquidity and capital resources has been cash flow generated by operations. While we maintain a credit facility, we have not used this as a source of cash. We have required capital principally to fund our working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of September 26, 2008, we had cash of $28.5 million compared to $33.4 million as of December 28, 2007.
     For the nine months ended September 26, 2008 we generated cash from operating activities of $6.3 million compared to cash generated of $9.6 million for the nine months ended September 28, 2007, reflecting a decrease of $3.3 million. Cash flow during the first nine months of 2008 was favorably impacted by depreciation and amortization and stock-based compensation of $4.0 million and $2.8 million, respectively, decreases in accounts receivable of $6.0 million, inventory of $0.3 million, and other liabilities of $4.6 million, offset by a net loss of $201,000, an increase in prepaid expense of $2.0 million and a decrease in accounts payable of $8.7 million.
     Net cash used in investing activities for the nine months ended September 26, 2008 was $9.1 million compared to net cash used of $4.5 million for the comparable period of 2007, reflecting an increase in cash used of $4.6 million. The increase in cash used was due primarily to higher levels of capital expenditures relating to leasehold and capital equipment in our new facility in Hayward, California as well as for our second manufacturing facility in Shanghai, China. In addition to our normal general capital expenditures, we expect to invest approximately $1.0 million in our new Hayward facility during the remainder of fiscal 2008 and approximately $2.0 million in our new Shanghai facility over the next four years. Cash for these investments will be provided from existing cash and cash from operations.
     Net cash used in financing activities for the nine months ended September 26, 2008 increased $1.8 million to net cash used of $2.2 million from $0.4 million used in financing activities for the nine months ended September 28, 2007. During the first nine months of fiscal 2008 cash was used primarily to pay back long term debt as well as to repurchase the company’s common stock. These cash expenditures were offset in part by proceeds from the issuance of common stock from our employee stock compensation plans.
     We anticipate that our operating cash flow, together with available borrowings under our revolving credit facility, will be sufficient to meet our working capital requirements, capital lease obligations, possible expansion plans and technology development projects for at least the next twelve months. However, if unanticipated need for additional borrowing arises, due to very limited liquidity in the credit market, we may not be able to obtain additional financing in a timely manner or on acceptable terms. The adequacy of these resources to meet our liquidity needs beyond that period will depend on our growth, the growth of the global economy, the cyclical expansion or contraction of the semiconductor capital equipment industry and capital expenditures required to meet possible increased demand for our products.
Contractual Obligations and Contingent Liabilities and Commitments
     Other than operating leases for certain equipment and facilities, we have no significant off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than with respect to the revolving credit facility described above, are not a guarantor of any other entities’ debt or other financial obligations.

     The following table summarizes our future minimum lease payments and principal payments under debt obligations as of September 26, 2008 (in thousands):

	Remainder
	of 2008	2009	2010	2011	2012	2013	Total
Capital Lease	$20	$1	$—	$—	$—	$—	$21
Operating Lease (1)	748	2,870	2,303	2,028	1,979	4,182	14,110
Borrowing arrangements	1,130	17,185	1,008	443	—	—	19,766

Total (2)	$1,898	$20,056	$3,311	$2,471	$1,979	$4,182	$33,897

(1)	Operating lease expense reflects (a) the lease for our new headquarters facility in Hayward, California; (b) the lease for a manufacturing facility in Portland, Oregon that expires on October 31, 2010; (c) the leases for manufacturing facilities in South San Francisco that expire in 2008, 2009 and 2010; (d) two leases for manufacturing facilities in Austin, Texas that expire on August 31, 2009; (e) two leases for manufacturing facilities in Shanghai, China, that expire in 2013, We have options to renew certain of the leases in South San Francisco, which we expect to exercise.

(2)	We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on December 30, 2006. As of September 26, 2008, we have recorded a tax liability of $397,000 to offset the recognition of previously recorded excess tax benefits. Because of the uncertainty surrounding the future payment of these liabilities, the amounts have been excluded from the table above.
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
Accounting for Income Taxes
     The determination of our tax provision and measurement of current taxes payable or refundable and deferred tax assets and liabilities requires that we make certain judgments and estimates. Changes to these estimates or a change in judgment may have a material impact on our Company’s tax provision in a future period. The carrying value of our net deferred tax assets, which is made up primarily of tax deductions, assumes we will be able to generate sufficient future income to fully realize these deductions. In determining whether the realization of these deferred tax assets may be impaired, we make judgments with respect to whether we are likely to generate sufficient future taxable income to realize these assets. We have not recorded any valuation allowance to impair our tax assets because, based on the available evidence, we believe it is more likely than not that we will be able to utilize all of our deferred tax assets in the future. If we do not generate sufficient future income, the realization of these deferred tax assets may be impaired, resulting in an additional income tax expense.
     On December 30, 2006, we adopted the provision of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize in the condensed consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for recognized tax benefits in the accompanying balance sheets along with any associated interest that would be payable to the taxing authorities upon examination.
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
Valuation of Intangible Assets and Goodwill
     We periodically evaluate our intangible assets and goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets include goodwill, customer lists and tradename. Factors we consider important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. The provisions of SFAS No. 142 also require a goodwill impairment test annually or more frequently if impairment indicators arise. In testing for a potential impairment of goodwill, the provisions of SFAS No. 142 require the application of a fair value based test at the reporting unit level. We operate in one segment and have one reporting unit. Therefore, all goodwill is considered enterprise goodwill and the first step of the impairment test prescribed by SFAS No. 142 requires a comparison of our fair value to our book value. If the estimated fair value is less than the book value, SFAS No. 142 requires an estimate of the fair value of all identifiable assets and liabilities of the business, in a manner similar to a purchase price allocation for an acquired business. This estimate requires valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Potential goodwill impairment is measured based upon this two-step process. We performed the annual goodwill impairment test as of December 28, 2007 and determined that goodwill was not impaired. However, we review goodwill impairment indicators on an as-needed basis throughout the year when events or changes in circumstances suggest that the carrying value of our intangible assets may not be realized. The volatility of our common share price has continued subsequent to our balance sheet date. While we believe this is a reflection of the current distress in the global financial markets, common share price is an indicator we use in evaluating the fair value of intangible assets, including goodwill. We will continue to evaluate the fair value of our intangible assets throughout fiscal 2008 and if the indicators suggest impairment, we may be required to record an impairment of those assets in the fourth quarter of 2008.
Equity Incentives to Employees
     We account for our employee stock purchase plan (“ESPP”) and employee stock-based compensation plan in accordance with the provisions of Statement of Financial Account Standards 123(R), “Accounting for Stock-Based Compensation” (SFAS 123(R)), which requires recognition of the fair value of stock-based compensation. The fair value of stock options was estimated using a Black-Scholes option valuation model. This methodology requires the use of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility and the estimated life of each award. The fair value of stock-based compensation awards less the estimated forfeitures is amortized over the service period of the award, and we have elected to use the straight-line method. We make quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies that require recognition in the consolidated income statements.
Recently Issued Accounting Standards
     See Recently Issued Accounting Standards in Note 1 of Notes to Condensed Consolidated Financial Statements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates or equity prices.
Foreign Exchange Rates
     We do not make material sales in currencies other than the United States Dollar or have material purchase obligations outside of the United States, except in China where we have purchase commitments totaling $5.1 million in United States Dollar equivalents. We have performed a sensitivity analysis assuming a hypothetical 10-percent movement in foreign currency exchange rates applied to the underlying exposure described above. As of September 26, 2008, the analysis indicated that such market movements would not have a material effect on our business, financial condition or results of operations. Although we do not anticipate any significant fluctuations, there can be no assurance that foreign currency exchange risk will not have a material impact on our financial position, results of operations or cash flow in the future.
Interest Rates
     Our interest rate risk relates primarily to our third party debt which totals $19.8 million as of September 26, 2008, and carries interest rates pegged to the LIBOR and PRIME rates. An immediate increase in interest rates of 100 basis points would increase our interest expense by approximately $0.1 million per quarter. This would be partially offset by increased interest income on our invested cash. Conversely, an immediate decline of 100 basis points in interest rates would decrease our interest expense by approximately $0.1 million per quarter. This would be partially offset by decreased interest income on our invested cash.

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
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     On June 25, 2007, a jury found that we infringed one of the patents owned by Celerity, Inc. The jury awarded damages of $45,000 to Celerity in royalty fees for gas panel sales to date related to the product that was found to infringe the Celerity patent and enjoined us from making, using, or selling such product. The court also ordered us to pay Celerity $85,000 in court costs. We appealed the jury verdict and injunction to the Court of Appeals for the Federal Circuit (CAFC). In October 2008, the CAFC affirmed the verdict of infringement. The CAFC’s ruling has not and we do not expect it to have a material impact on our operating results or cash flows.
     From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business.
ITEM 1A. Risk Factors
The highly cyclical nature of the semiconductor capital equipment industry and general economic slowdowns could harm our operating results.
     Our business and operating results depend in significant part upon capital expenditures by manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors. Historically, the semiconductor industry has been highly cyclical, with recurring periods of over-supply of semiconductor products that have had a severe negative effect on the demand for capital equipment used to manufacture semiconductors. Currently, the global economy has been greatly impacted by weak credit markets, depressed and volatile capital markets, volatile high-cost fuel, increasing food prices and a changing political landscape. These factors have contributed to historically low consumer confidence levels which have resulted in reduced demand for semiconductor products, including the capital equipment used in the semi-conductor capital equipment industry that we manufacture. Our sales were $219.8 million for the first nine months of fiscal 2008 compared to $311.0 million for the comparative period in fiscal 2007. We have experienced and anticipate that we will continue to experience reduced customer orders for our products. While there can be no assurance as to when the current economic slowdown will end, a period of recovery may nonetheless result in significant fluctuations in customer orders.
     In addition, reduced growth and uncertainty regarding future growth in economies throughout the world have from time to time caused companies to reduce capital investment, as we are currently experiencing, and may in the future cause further reduction of such investments. These reductions have often been particularly severe in the semiconductor capital equipment industry. We expect business conditions to remain difficult and we have implemented cost reduction programs aimed at aligning our ongoing operating costs with our currently expected revenues over the near term. These cost management initiatives include reductions to headcount and reduced spending. The cyclical and volatile nature of our industry makes estimates of future revenues, results of operations and net cash flows difficult.

     Further more, as a result of the volatility of the price of our common stock subsequent to our balance sheet date, we will continue to evaluate the fair value of our intangible assets, including goodwill, throughout fiscal 2008, and if the indicators suggest impairment, we may be required to record an impairment of those assets in the fourth quarter of 2008.
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
     We are in the process of consolidating our Menlo Park, California operations and certain of our South San Francisco, California manufacturing operations into our newly leased facility in Hayward, California. We moved a substantial part of those operations into the new facility during the second and third quarters of 2008. We could experience disruptions in our operations related to the move which could be material. We may not have anticipated all the logistical impediments and obstacles and may incur unanticipated delays in the manufacture of our products and unanticipated expenses related to the remaining stages of our move, which could adversely affect our financial condition and results of operation.
We have experienced and may continue to experience difficulties with our new enterprise resource planning (ERP) system, which we implemented during the fourth quarter of fiscal 2007, and which has impacted and could further impact our results of operation.
     We have experienced and may continue to experience, difficulties with our new ERP system. For example, in the fourth quarter of fiscal 2007, increased year-end rescheduling actions by our customers, combined with the difficulties we experienced with our new ERP system, resulted in inefficiencies which drove higher operating costs. We plan to implement our new ERP system in our China facilities during the first quarter of fiscal 2009. Difficulties related to implementing and working with a new ERP system have adversely affected and could disrupt our ability to timely and accurately process and report key components of the results of a consolidated operations, our financial position and cash flows. Any disruptions or difficulties that may occur in connection with this new ERP system could further adversely affect our ability to complete the evaluation of our internal controls and attestation activities required by SOX 404. System failure or malfunctioning may result in disruption of operations and the inability to process transactions and could adversely affect our financial results.

We have established, and intend to expand, our operations in China, which exposes us to risks associated with operating in a foreign country.
     We are expanding our operations in China. Total assets in China at September 26, 2008 and December 28, 2007 were $38.6 million and $27.0 million, respectively.
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
     Over the past several years the Chinese government has pursued economic reform policies, including the encouragement of private economic activity and greater economic decentralization. The Chinese government may not continue these policies or may significantly alter them to our detriment from time to time without notice. Changes in laws and regulations or their interpretation, the imposition of confiscatory taxation policies, new restrictions on currency conversion or limitations on sources of supply could materially and adversely affect our Chinese operations, which could result in the partial or total loss of our investment in that country and materially and adversely affect our future operating results.
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
     We have in the past and may in the future receive claims that our products, processes or technologies infringe the patents or other proprietary rights of third parties. For example, in 2007 we completed our defense of an infringement action brought against us by Celerity, Inc. Our defense was successful only in part. We incurred a total of approximately $130,000 in damages and court costs related to the Celerity infringement. In addition, we may be unaware of intellectual property rights of others that may be applicable to our products. Any litigation regarding patents or other intellectual property could be costly and time-consuming and divert our management and key personnel from our business operations, any of which could have a material adverse effect on our business and results of operations. The complexity of the technology involved in our products and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement may also require us to enter into costly license agreements. However, we may not be able to obtain licenses on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against the development, manufacture and sale of certain of our products if any such claims prove successful.

We are subject to order and shipment uncertainties and any significant reductions, cancellations or delays in customer orders could cause our revenue to decline and our operating results to suffer.
     Our revenue is difficult to forecast because we generally do not have a material backlog of unfilled orders and because of the short time frame within which we are often required to design, produce and deliver products to our customers. Most of our revenue in any quarter depends on customer orders for our products that we receive and fulfill in the same quarter. We do not have long-term purchase orders or contracts that contain minimum purchase commitments from our customers. Instead, we receive non-binding forecasts of the future volume of orders from our customers. Occasionally, we order and build component inventory in advance of the receipt of actual customer orders. Customers may cancel order forecasts, change production quantities from forecasted volumes or delay production for reasons beyond our control. Furthermore, reductions, cancellations or delays in customer order forecasts occur without penalty to, or compensation from, the customer. Reductions, cancellations or delays in forecasted orders could cause us to hold inventory longer than anticipated, which could reduce our gross profit, restrict our ability to fund our operations and cause us to incur unanticipated reductions or delays in revenue. If we do not obtain orders as we anticipate, we could have excess component inventory for a specific product that we would not be able to sell to another customer, likely resulting in inventory write-offs, which could have a material adverse effect on our business, financial condition and operating results. In addition, because many of our costs are fixed in the short term, we could experience deterioration in our gross profit when our production volumes decline.
The manufacturing of our products is highly complex, and if we are not able to manage our manufacturing and procurement process effectively, our business and operating results will suffer.
     The manufacturing of our products is a highly complex process that involves the integration of multiple components and requires effective management of our supply chain while meeting our customers’ design-to-delivery cycle time requirements. Through the course of the manufacturing process, our customers may modify design and system configurations in response to changes in their own customers’ requirements. In order to rapidly respond to these modifications and deliver our products to our customers in a timely manner, we must effectively manage our manufacturing and procurement process. If we fail to manage this process effectively, we risk losing customers and damaging our reputation. In addition, if we acquire inventory in excess of demand or that does not meet customer specifications, we could incur excess or obsolete inventory charges. These risks are even greater as we expand our business beyond gas delivery systems into new subsystems. Also, factors such as weak credit markets and volatile capital markets have contributed to historically low consumer confidence levels which have resulted in reduced demand for semiconductor products, as well as capital equipment used to manufacture semiconductors. As a result of these very poor markets, certain of our suppliers may be forced out of business, which would require us to either procure product from higher-cost suppliers or, if no additional suppliers exist, reconfigure the design and manufacture of our products. As a result, this could limit our growth and have a material adverse effect on our business, financial condition and operating results.
OEMs may not continue to outsource other critical subsystems, which would adversely impact our operating results.
     The success of our business depends on OEMs continuing to outsource the manufacturing of critical subsystems. Most of the largest OEMs have already outsourced production of a significant portion of their critical subsystems. If OEMs do not continue to outsource critical subsystems for their capital equipment, our revenue would be significantly reduced, which would have a material adverse effect on our business, financial condition and operating results. In addition, if we are unable to obtain additional business from OEMs, even if they continue to outsource their production of critical subsystems, our business, financial condition and operating results could be adversely affected.
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
     Our ability to execute our business plan successfully in a rapidly evolving market requires an effective planning and management process. We have increased, and plan to continue to increase, the scope of our operations. Our revenues in 2007 increased 19.7% over revenues in 2006, and our 2006 revenues increased 128.6% over our 2005 revenues, in significant part due to the acquisition of Sieger. However, in the third quarter of 2008, revenue decreased 10.7% compared to revenue in the second quarter of 2008 and 37.1% compared to the third quarter of fiscal 2007. Due to the current worldwide economic condition as well as the cyclical nature of the semiconductor industry, future growth is difficult to predict. Our expansion efforts could be expensive and may strain our managerial and other resources. To manage future growth effectively, we must maintain and enhance our financial and operating systems and controls and manage expanded operations. Although we occasionally experience reductions in force, over time the number of people we employ has generally grown and we expect this number to continue to grow when our operations expand. The addition and training of new employees may lead to short-term quality control problems and place increased demands on our management and experienced personnel. If we do not manage growth properly, our business, operating results and financial condition could be adversely affected.
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
     In addition, we frequently evaluate acquisitions of, or significant investments in, complementary companies, assets, businesses and technologies. Even if an acquisition or other investment is not completed, we may incur significant management time and effort and financial cost in evaluating such acquisition or investment, which has in the past had, and could in the future have, an adverse effect on our results of operations. Furthermore, due to the limited liquidity in the credit market, the financing of any such acquisition may be difficult to obtain and the terms of such financing may be less favorable.
Our business is largely dependent on the know-how of our employees, and we generally do not have a protected intellectual property position.
     Our business is largely dependent upon our design, engineering, manufacturing and testing know-how. We rely on a combination of trade secrets and contractual confidentiality provisions and, to a much lesser extent, patents, copyrights and trademarks to protect our proprietary rights. Accordingly, our intellectual property position is more vulnerable than it would be if it were protected by patents. If we fail to protect our proprietary rights successfully, our competitive position could suffer, which could harm our operating results. We may be required to spend significant resources to monitor and protect our proprietary rights, and, in the event we do not detect infringement of our proprietary rights, we may lose our competitive position in the market if any such infringement occurs. In addition, competitors may design around our technology or develop competing technologies and know-how.
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
     If any of our products contain defects or have reliability, quality or compatibility problems, our reputation might be damaged and customers might be reluctant to buy our products. We may also face a higher rate of product defects as we increase our production levels. Product defects could result in the loss of existing customers or impair our ability to attract new customers. In addition, we may not find defects or failures in our products until after they are installed in a semiconductor manufacturer’s fabrication facility. We may have to invest significant capital and other resources to correct these problems. Our current or potential customers also might seek to recover from us any losses resulting from defects or failures in our products. Hazardous materials flow through and are controlled by our products and an unintended release of these materials could result in serious injury or death. Liability claims could require us to spend significant time and money in litigation or pay significant damages.
We have outstanding indebtedness; the restrictive covenants under some of our debt agreements may limit our ability to expand or pursue our business strategy; if we are forced to prepay some or all of this indebtedness our financial position would be severely and adversely affected.
     We have outstanding indebtedness. At September 26, 2008, our long-term debt was $16.7 million and our short-term debt was $3.1 million, for an aggregate total of $19.8 million. Our loan agreement requires compliance with certain financial covenants, including a leverage and fixed charge coverage test. The covenants contained in our line of credit with the bank also restrict our ability to take certain actions, including our ability to:
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
     We made capital expenditures of $9.1 million during the first nine months of 2008, of which $7.6 million related to improvements to our new manufacturing facility in Hayward, California and $1.0 million related to the development of our manufacturing facilities in China. In 2007, we made capital expenditures of $8.0 million, of which $4.3 million related to the implementation of our new ERP system and $1.7 million related to the development of our manufacturing facilities in China, which includes $1.5 million related to our second, recently leased manufacturing facility in Shanghai, China. We expect to invest approximately $3.0 million in these facilities over the next four years. The amount of our future capital requirements will depend on many factors, including:
•	the cost required to ensure access to adequate manufacturing capacity;

•	the timing and extent of spending to support product development efforts;

•	the timing of introductions of new products and enhancements to existing products;

•	changing manufacturing capabilities to meet new customer requirements; and

•	market acceptance of our products.
     Although we currently have a credit facility, we may need to raise additional funds through public or private equity or debt financing if our current cash and cash flow from operations are insufficient to fund our future activities. Our credit facility terminates on June 29, 2009 and we may not be able renew it on favorable terms. Due to very limited liquidity in the credit market, we may not be able to obtain additional debt financing when and if necessary in a timely manner. In addition, banks have sometimes been unable or unwilling to satisfy their obligations under existing credit arrangements. Equity financing may not be available on acceptable terms, and even if available could be dilutive to holders of our common stock, and debt financings could involve covenants that restrict our business operations. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, any of which could adversely affect our business, operating results and financial condition.
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
ITEM 5. Other Information
     None.
ITEM 6. Exhibits
(a) Exhibits
     The following exhibits are filed with this current Report on Form 10-Q for the quarter ended September 26, 2008:

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
Date: November 4, 2008

	By:	/s/ Clarence L. Granger
Name: Clarence L. Granger
Title: Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2008

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