Form 10-Q/A
period 2008-09-26
ULTRA CLEAN HOLDINGS INC
filed 2009-02-05
CIK 1275014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)
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

ULTRA CLEAN HOLDINGS, INC.

EXPLANATORY NOTE
This Form 10-Q/A is being filed for the purpose of amending the following items in the Form 10 Q for the period ended September 26, 2008 (the “Original Filing”):
(a)	Items 1 and 2 of Part I of Form 10-Q to reflect the correction of the classification of a certain debt obligation in our condensed consolidated financial statements for the three and nine month period ended September 26, 2008 and

(b)	Item 4 of Part I of Form 10-Q to reflect the evaluation of disclosure controls and procedures and changes in internal controls that occurred contemporaneously with this restatement.

(c)	Item IA of Part II of Form 10-Q to reflect the correction of the classification of debt in the risk factors.
No other significant changes have been made to the original filing except:
•	the items previously listed

•	the renumbering of certain pages and notes of this report.
This Form 10-Q/A is not intended to update other information provided in the Original Filing. As a result of this amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-Q/A.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 26,
	2008
	(as restated,	December 28,
	see note 11)	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,468	$33,447
Accounts receivable, net of allowance of $388 and $352, respectively	28,817	34,845
Inventory, net	49,013	49,342
Deferred income taxes	3,955	3,597
Prepaid expenses and other	5,792	4,110

Total current assets	116,045	125,341

Equipment and leasehold improvements, net	20,267	14,095
Other long-term assets:
Goodwill	34,063	34,196
Purchased intangibles, net	19,750	20,762
Other non-current assets	509	633

Total assets	$190,634	$195,027

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings, including current portion of long-term debt	$18,074	$3,575
Accounts payable	28,196	36,817
Accrued compensation and related benefits	3,012	3,006
Other current liabilities	1,670	1,445

Total current liabilities	50,952	44,843

Long-term debt	1,692	18,636
Deferred and other tax liabilities	713	1,031
Deferred rent and other liabilities	5,126	1,029

Total liabilities	58,483	65,539

Commitments and contingencies (See note 10)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 21,680,805 and 21,562,836 shares issued and outstanding, in 2008 and 2007, respectively	93,119	89,092
Common shares held in treasury, at cost, 171,606 shares and none in 2008 and 2007, respectively	(1,163)	—
Retained earnings	40,195	40,396

Total stockholders’ equity	132,151	129,488

Total liabilities and stockholders’ equity	$190,634	$195,027

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

5. Borrowing Arrangements
     In connection with the acquisition of Sieger in the second quarter of 2006, the Company entered into a borrowing arrangement and an equipment loan with two commercial banks. The loan agreement requires compliance with certain financial covenants, including a leverage and fixed charge coverage target. The loan agreement under the borrowing arrangement with one bank provides senior secured credit facilities in an aggregate principal amount of up to $32.5 million, consisting of a $25.0 million revolving line of credit ($10.0 million of which may be used for the issuance of letters of credit) and a $7.5 million term loan. The aggregate amount of the credit facilities is also subject to a borrowing base equal to 80% of eligible accounts receivable and is secured by substantially all of the Company’s assets. Each of the credit facilities will expire on June 29, 2009 and contain certain financial covenants, including minimum profitability and liquidity ratios. As of September 26, 2008, the Company was in compliance with all loan covenants. In addition, the term loan is subject to monthly amortization payments in 36 equal installments. Interest rates on outstanding loans under the credit facilities remained at 4.25% per annum during the quarter ended September 26, 2008. The equipment loan is a 5 year, $5.0 million loan that is secured by certain equipment. The interest rate on the equipment loan was 7.6% per annum as of September 26, 2008. The combined balance outstanding on the borrowing arrangement and equipment loan at September 26, 2008 was $19.8 million, of which $18.1 million is included in current liabilities.
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
     For the three and nine months ended September 26, 2008, the Company had 2,618,000 securities outstanding which were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive.
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
11. Restatement
     On February 4, 2009, the Audit Committee of the Company in consultation with management concluded that the Company had not recorded the classification of debt properly in its condensed consolidated balance sheet included in its Form 10-Q as of and for the three and nine month periods ending September 26, 2008. Debt in the amount of $15 million was classified as long term and should have been classified as current. The correction of the error had no impact on the condensed consolidated statements of operations for the three and nine periods ending September 26, 2008 or September 28, 2007. The correction of the error had no impact on the condensed consolidated statements of cash flows for the nine month periods ending September 26, 2008 or September 28, 2007. The correction of the error had no impact on the Consolidated Balance sheet for any period prior to September 26, 2008.
     A summary of the effects of the restatement is shown below.
Consolidated Balance Sheet

	September 26, 2008
	As previously
	reported	As restated
Bank borrowings, including current portion of long-term debt	$3,074	$18,074
Total current liabilities	35,952	50,952
Long-term debt	16,692	1,692

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
ITEM 4. Controls and Procedures
      As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15(d)-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report have concluded that, our disclosure controls and procedures were not effective to provide reasonable assurance that the foregoing objectives were achieved, in light of the material weakness discussed below. The Company did not maintain adequate controls to apply the Company’s accounting policies in accordance with generally accepted accounting principles of the United States of America. This control deficiency resulted in a misclassification of debt between current and non current liabilities in the Condensed Consolidated Balance Sheet as of September 26, 2008. As a result, the Condensed Consolidated Balance Sheet has been restated, see note 11. With respect to the material weakness in internal control over financial reporting discussed above we have taken or plan to take the following action: we have expanded the duties of certain financial statement reviewers to review classifications of balance sheet transactions. Our management will monitor closely the implementation of our remediation plan. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, as well as Audit Committee oversight, and we may make additional changes to our internal control over financial reporting.
     As required by Rule 13a-15(d), management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, other than described above, there has been no such change during the fiscal quarter.
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

     We have outstanding indebtedness. At September 26, 2008, our long-term debt was $1.7 million and our short-term debt was $18.1 million, for an aggregate total of $19.8 million. Our loan agreement requires compliance with certain financial covenants, including a leverage and fixed charge coverage test. The covenants contained in our line of credit with the bank also restrict our ability to take certain actions, including our ability to:
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
Date: February 5, 2009
	By:	/s/ Clarence L. Granger
		Name:	Clarence L. Granger
Title: Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 5, 2009

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