Form 10-K
period 2009-01-02
ULTRA CLEAN HOLDINGS INC
filed 2009-03-19
CIK 1275014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-50646
Ultra Clean Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	61-1430858
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

26462 Corporate Avenue Hayward, California (Address of principal executive offices)	94545 (Zip Code)

Registrant’s telephone number, including area code:
(510) 576-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	The NASDAQ Global Market LLC

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 27, 2008, as reported on the NASDAQ Global Market, was approximately $167.8 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

Number of shares of the registrant’s common stock outstanding as of February 27, 2009: 21,287,700

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2009 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

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

Overview

We are a leading developer and supplier of critical subsystems, primarily for the semiconductor capital equipment industry. We also leverage the specialized skill sets required to support semiconductor capital equipment to serve the technologically similar markets in the flat panel, solar and medical device industries, collectively referred to as “Other Addressed Industries”. We develop, design, prototype, engineer, manufacture and test subsystems which are highly specialized and tailored to specific steps in the semiconductor manufacturing process as well as the manufacturing process in Other Addressed Industries. Our revenue is derived from the sale of gas delivery systems and other critical subsystems including chemical mechanical planarization (CMP) subsystems, chemical delivery modules, top-plate assemblies, frame assemblies, process modules and other high level assemblies.

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

We had sales of $266.9 million, $403.8 million and $337.2 million for the 2008, 2007 and 2006 fiscal years, respectively. Our four largest customers in 2008 were Applied Materials, Inc., Intuitive Surgical, Inc., Lam Research Corporation and Novellus Systems, Inc. To date, we have shipped substantially all of our products to customers in the United States. We conduct our operating activities primarily through our four wholly owned subsidiaries, Ultra Clean Technology Systems and Service, Inc., UCT-Sieger Engineering LLC, Ultra Clean Technology (Shanghai) Co., Ltd and Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. Our international sales represented 1.8%, 2.2% and 4.9% of sales for the years ended January 2, 2009, December 28, 2007 and December 29, 2006, respectively.

Ultra Clean Holdings, Inc. was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Service Inc. Ultra Clean Technology Systems and Service, Inc. was founded in 1991 by Mitsubishi Corporation and was operated as a subsidiary of Mitsubishi until November 2002, when it was acquired by Ultra Clean Holdings, Inc. Ultra Clean Holdings, Inc. became a publicly traded company in March 2004. In June 2006, we completed the acquisition of Sieger Engineering, Inc. Our subsidiary, UCT-Sieger, is a supplier of CMP modules and other critical subsystems to the semiconductor, solar, flat panel and medical device industries. We believe that the acquisition enhanced our strategic position as a subsystem supplier. Ultra Clean Technology (Shanghai) Co., Ltd and Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. were established in 2005 and 2007, respectively, to facilitate our operations in China. Ultra Clean Asia Pacific, Pte, Ltd., was established in fiscal 2008 to facilitate our operations in Singapore.

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

Continue to expand our market share in Other Addressed Markets:  We believe we can leverage the attributes and skill sets which allow us to succeed in the Semiconductor Capital Equipment industry to increase our market share in technologically similar markets including flat panel, solar and medical device.

Leverage our expanding geographic presence in lower cost manufacturing regions.  In March 2005, we completed construction of a manufacturing facility in Shanghai, China, allowing us to expand production in a low cost region. In November 2007, we completed construction of a second manufacturing facility in Shanghai, China to house our precision machined parts and subsystem assembly operations. These facilities put us in close proximity to the manufacturing facilities of potential customers and their end users. In October 2008 we opened a procurement and integration office in Singapore.

Drive profitable growth with our flexible cost structure.  We implement cost containment and capacity enhancement initiatives throughout the semiconductor capital equipment demand cycle and benefit greatly from our supply chain efficiencies. In addition, we believe our Shanghai and Singapore facilities position us to respond effectively to future business demands.

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

Customers

We sell our products to semiconductor capital equipment, solar, flat panel and medical device industry OEMs. The majority of our revenue is in the semiconductor capital equipment industry, which is highly concentrated, and we are therefore highly dependent upon a small number of customers. Our four largest customers in 2008 were Applied Materials, Inc., Intuitive Surgical, Inc., Lam Research Corporation and Novellus Systems, Inc., three of which accounted for more than 10% of our total sales in 2008. As a group these four customers accounted for 88% of the Company’s sales for each of the fiscal years 2008, 2007 and 2006. The level of our customer concentration has slightly declined in recent years due to our growth into adjacent markets, a trend which we expect to continue as we reinforce and expand our relationship with new, potentially significant customers.

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

Sales and Support

We sell our products through our direct sales force which, as of January 2, 2009, consisted of a total of 34 sales directors, account managers and sales support staff. Our sales directors are responsible for establishing sales strategy and setting the objectives for specific customer accounts. Each account manager is dedicated to a specific customer account and is responsible for the day-to-day management of that customer. Account managers work closely with customers and in many cases provide on-site support. Account managers often attend customers’ internal meetings related to production and engineering design and quality to ensure that customer expectations are interpreted and communicated properly to our operations group. Account managers also work with our customers to identify and meet their cost and design-to-delivery cycle time objectives.

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

Technology Development

We engage in ongoing technology development efforts in order to remain a technology leader for gas delivery systems and to further develop our expertise in other critical subsystems. In addition, our design engineering and new product engineering groups support our technology development activities. Our technology development group works closely with our customers to identify and anticipate changes and trends in next-generation semiconductor manufacturing equipment. Our technology development group participates in customer technology partnership programs that focus on process application requirements for gas delivery systems and other critical subsystems. These development efforts are designed to meet specific customer requirements in the areas of subsystem design, materials, component selection and functionality. Our technology development group also works directly with our suppliers to help them identify new component technologies and make necessary changes in, and enhancements to, the components that we integrate into our products. Our analytical and testing capabilities enable us to evaluate multiple supplier component technologies and provide customers with a wide range of appropriate component and design choices for their gas delivery systems and other critical subsystems. Our analytical and testing capabilities also help us anticipate technological changes and the requirements in component features for next-generation gas delivery systems and other critical subsystems. We are also developing additional features to improve the performance and functionality of our gas delivery systems and other critical subsystems. Our technology development and new product engineering expenses were approximately $2.9 million, $3.0 million and $3.1 million for the 2008, 2007 and 2006 fiscal years, respectively. We perform our technology development activities principally at our facilities in Hayward, California.

Intellectual Property

Our success depends in part on our ability to maintain and protect our proprietary technology and to conduct our business without infringing the proprietary rights of others. Our business is largely dependent upon our design, engineering, manufacturing and testing know-how. We also rely on a combination of trade secrets and confidentiality provisions, and to a much lesser extent, patents, copyrights and trademarks, to protect our proprietary rights. As of January 2, 2009, we had six issued United States patents, all of which expire in 2018, and we had six United States patent applications pending. None of our issued patents are material to our business. Intellectual property that we develop on behalf of our customers is generally owned exclusively by those customers.

We routinely require our employees, suppliers and potential business partners to enter into confidentiality and non-disclosure agreements before we disclose to them any sensitive or proprietary information regarding our products, technology or business plans. We require employees to assign to us proprietary information, inventions and other intellectual property they create, modify or improve.

Competition

Our industry is highly fragmented. When we compete for new business, we face competition from other suppliers of gas delivery systems and other critical subsystems as well as the internal manufacturing groups of OEMs. In addition, OEMs that have elected to outsource their gas delivery systems and other critical subsystems could elect in the future to develop and manufacture these subsystems internally, leading to further competition. Our principal competitors for our gas delivery systems are Celerity Group, Inc., AIT (formerly known as Integrated Flow Systems, LLC), and Wolfe Engineering, Inc., and our principal competitors for other critical subsystems are Flextronics International Ltd., Fox Semicon Integrated Tech Inc., Sanmina-SCI Corporation and Benchmark Electronic. Some of these competitors have substantially greater financial, technical, manufacturing and marketing resources than we do. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that could adversely affect sales of our current and future products. In addition, the limited number of potential customers in our industry further intensifies competition. The primary competitive factors in our industry are price, technology, quality, design-to-delivery cycle time, reliability in meeting product demand, service and historical customer relationships. We anticipate that increased competitive pressures will cause intensified price-based competition and we may have to reduce the prices of our products. In addition, we expect to face new competitors as we enter new markets.

Employees

As of January 2, 2009, we had 819 employees, of which 15 were temporary. Of our total employees, there were 59 in engineering, 9 in technology development, 36 in sales and support, 488 in direct manufacturing, 156 in indirect manufacturing and 71 in executive and administrative functions. These figures include 263 employees in Shanghai, China and 2 employees in Singapore. None of our employees is represented by a labor union and we have not experienced any work stoppages.

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

Executive Officers

Set forth below is information concerning our executive officers as of February 27, 2009:

Name	Age	Position

Clarence L. Granger	60	Chairman & Chief Executive Officer
David Savage	47	President and Chief Operating Officer
Jack Sexton	45	Vice President and Chief Financial Officer
Bruce Wier	60	Senior Vice President of Engineering
Deborah Hayward	47	Senior Vice President of Sales

Clarence L. Granger has served as our Chairman & Chief Executive Officer since October 2006, as our Chief Executive Officer since November 2002, as Chief Operating Officer from March 1999 to November 2002 and as a member of our board of directors since May 2002. Mr. Granger served as our Executive Vice President and Chief Operating Officer from January 1998 to March 1999 and as our Executive Vice President of Operations from April 1996 to January 1998. Prior to joining Ultra Clean in April 1996, he served as Vice President of Media Operations for Seagate Technology from 1994 to 1996. Prior to that, Mr. Granger worked for HMT Technology as Chief

Executive Officer from 1993 to 1994, as Chief Operating Officer from 1991 to 1993 and as President from 1989 to 1994. Prior to that, Mr. Granger worked for Xidex as Vice President and General Manager, Thin Film Disk Division, from 1988 to 1989, as Vice President, Santa Clara Oxide Disk Operations, from 1987 to 1988, as Vice President, U.S. Tape Operations, from 1986 to 1987 and as Director of Engineering from 1983 to 1986. Mr. Granger holds a master of science degree in industrial engineering from Stanford University and a bachelor of science degree in industrial engineering from the University of California at Berkeley.

David Savage has served as our President and Chief Operating Officer since January 2008. Before joining Ultra Clean, Mr. Savage was Chief Executive Officer of Litel Instruments, Inc., a semiconductor optical metrology business from March 2007 to July 2007. Prior to Litel, Mr. Savage was the President, Electronics Division of Meggitt USA, Inc. where he led a division focusing on high performance sensors from September 2002 to March 2007. Prior to Meggitt, Mr. Savage founded and served as Chief Executive Officer of DigMedia, a media delivery business focused on broadband service providers from October 1998 to August 2002. Mr. Savage holds a bachelor degree in metallurgical engineering from Sheffield Hallam University in Sheffield, England. He holds several patents in nuclear and semiconductor packaging materials.

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

Bruce Wier has served as our Senior Vice President of Engineering since January 2007 and Vice President of Engineering since February 2000. Mr. Wier served as our Director of Design Engineering from July 1997 to February 2000. Prior to joining Ultra Clean in July 1997, Mr. Wier was the Engineering Manager for the Oxide Etch Business Unit at Lam Research from April 1993 to June 1997. Prior to that, Mr. Wier was the Senior Project Engineering Manager at Genus from May 1990 to April 1993, the Mechanical Engineering Manager at Varian Associates from November 1985 to May 1990, and the Principal Engineer/Project Manager at Eaton Corporation from February 1981 to November 1985. Mr. Wier is also on the board of directors of, and is the Chief Financial Officer for, Acorn Travel, a travel company formed by his wife in 1999. Mr. Wier holds a bachelor of science degree cum laude in mechanical engineering from Syracuse University.

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

Item 1A.	Risk Factors

We are exposed to risks associated with the ongoing financial crisis and weakening global economy.

The recent weakening global economy, severe tightening of the credit markets and turmoil in the financial markets are contributing to slowdowns in the industries in which we operate. Such slowdowns are expected to worsen if these economic conditions are prolonged or deteriorate further. Reduced growth and uncertainty regarding future growth in economies throughout the world have caused companies to reduce capital investment and may in the future cause further reduction of such investments. These reductions have often been particularly severe in the semiconductor capital equipment industry. Economic uncertainty has led to historically low consumer confidence levels and has caused and may in the future cause our customers to push out, cancel, or refrain from placing orders with us, which in turn would further reduce our sales and negatively impact our cash flow. Our sales were $266.9 million in fiscal year 2008 compared to $403.8 million for fiscal year 2007, and we expect sequential revenues to be lower in the first quarter of 2009, and we can not predict when our business will improve. We incurred a net loss of $52.4 million, which included a charge for impairment of goodwill and other long-lived assets of $55.1 million, for the year ended January 2, 2009, and we expect to incur additional losses in the future. While there can be no assurance as to when the current economic slowdown will end, a period of recovery may nonetheless result in significant fluctuations in customer orders. In the recent period of declining demand, there is a greater risk that we acquire inventory in excess of levels demanded by our customers, which could cause us to incur excess or obsolete inventory charges. Also, as a result of the weakening global economy, certain of our suppliers may be forced out of business, which would require us to either procure products from high-cost suppliers, or if no additional suppliers exist, reconfigure the design and manufacture of our products, and we may be unable to fulfill some customer orders. Furthermore, the tightening of credit in financial markets may delay or prevent our customers from securing funding adequate to operate their businesses and purchase our products.

Furthermore, the equity and credit markets have been experiencing extreme volatility and disruption at unprecedented levels. In many cases, the markets have limited capacity for issuers, and lenders have requested shorter terms. The market for new equity and debt financing is extremely limited and in some cases not available at all. In addition, the markets have increased the uncertainty that lenders will be able to comply with their previous commitments. If current levels of market disruption and volatility continue or worsen, we may not be able to draw upon our revolving credit facility, incur additional debt or raise new equity in the event we need to do so.

These conditions and uncertainty about future economic conditions make it challenging for us to forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. We expect business conditions to remain difficult, and we have implemented cost reduction programs aimed at aligning our ongoing operating costs with our currently expected revenues over the near term. These cost management initiatives include reductions to headcount and reduced spending. If we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition and results of operations could be adversely affected.

The highly volatile nature of the industries we serve could harm our operating results.

Our business and operating results depend in significant part upon capital expenditures by manufacturers of semiconductors, flat panel displays, solar and medical devices, which in turn depend upon the current and anticipated market demand for such products. Historically, the industries we serve (in particular the semiconductor industry), have been highly cyclical, with recurring periods of over-supply of products that have had a severe negative effect on the demand for capital equipment used to manufacture such products. We have experienced and anticipate that we will continue to experience significant fluctuations in customer orders for our products through such cycles. Slowdowns in the industries we serve have had, and future slowdowns may also have, a material adverse effect on our operating results. During periods of decreasing demand for our products, we must be able to appropriately align our cost structure with prevailing market conditions, effectively manage our supply chain and motivate and retain employees. During periods of increasing demand, we must increase manufacturing capacity and inventory to meet customer demands, effectively manage our supply chain and attract, retain and motivate a sufficient number of qualified employees. If we are not able to timely and appropriately adapt to the changes in our business environment, our results of operations will be harmed. Also, the cyclical and volatile nature of the industries we serve make future revenues, results of operations and net cash flows difficult to estimate.

We rely on a small number of customers for a significant portion of our sales, and any impairment of our relationships with these customers would adversely affect our business.

A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. Collectively, Applied Materials, Inc., Intuitive Surgical, Inc., Lam Research Corporation and Novellus Systems, Inc., have accounted for 88% of our sales in each of our fiscal years 2008, 2007 and 2006, respectively. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by any one of these customers. Our customer contracts generally do not require them to place any orders with us. Consolidation among our customers, or a decision by any one or more of our customers to outsource all or most manufacturing and assembly work to a single equipment manufacturer may further concentrate our business in a limited number of customers, and expose us to increased risks relating to dependence on an even smaller number of customers.

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

Our quarterly revenue and operating results have fluctuated significantly in the past, and we expect them to continue to fluctuate in the future for a variety of reasons which may include:

•	demand for and market acceptance of our products as a result of the cyclical nature of the industries we serve or otherwise, often resulting in reduced sales during industry downturns and increased sales during periods of industry recovery;

•	changes in the timing and size of orders by our customers;

•	cancellations and postponements of previously placed orders;

•	pricing pressure from either our competitors or our customers, resulting in the reduction of our product prices;

•	disruptions or delays in the manufacturing of our products or in the supply of components or raw materials that are incorporated into or used to manufacture our products, thereby causing us to delay the shipment of products;

•	decreased margins for several or more quarters following the introduction of new products, especially as we introduce new subsystems;

•	delays in ramp-up in production, low yields or other problems experienced at our manufacturing facilities in China;

•	changes in design-to-delivery cycle times;

•	inability to reduce our costs quickly in step with reductions in our prices or in response to decreased demand for our products;

•	changes in our mix of products sold;

•	write-offs of excess or obsolete inventory;

•	one-time expenses or charges associated with failed acquisition negotiations or completed acquisitions;

•	announcements by our competitors of new products, services or technological innovations, which may, among other things, render our products less competitive; and

•	geographic mix of worldwide earnings.

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

We have established, and as markets will allow, intend to expand our operations in China, which exposes us to risks associated with operating in a foreign country.

We intend to expand, as markets will allow, our operations in China. Our total assets in China at January 2, 2009 and December 28, 2007 were $24.1 million and $27.0 million, respectively.

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

Our revenue is difficult to forecast because we generally do not have a material backlog of unfilled orders and because of the short time frame within which we are often required to design, produce and deliver products to our customers. Most of our revenue in any quarter depends on customer orders for our products that we receive and fulfill in the same quarter. We do not have long-term purchase orders or contracts that contain minimum purchase commitments from our customers. Instead, we receive non-binding forecasts of the future volume of orders from our customers. Occasionally, we order and build component inventory in advance of the receipt of actual customer orders. Customers may cancel order forecasts, change production quantities from forecasted volumes or delay production for reasons beyond our control. Furthermore, reductions, cancellations or delays in customer order forecasts usually occur without penalty to, or compensation from, the customer. Reductions, cancellations or delays in forecasted orders could cause us to hold inventory longer than anticipated, which could reduce our gross profit, restrict our ability to fund our operations and cause us to incur unanticipated reductions or delays in revenue. If we do not obtain orders as we anticipate, we could have excess component inventory for a specific product that we would not be able to sell to another customer, likely resulting in inventory write-offs, which could have a material adverse effect on our business, financial condition and operating results. In addition, because many of our costs are fixed in the short term, we could experience deterioration in our gross profit when our production volumes decline.

The manufacturing of our products is highly complex, and if we are not able to manage our manufacturing and procurement process effectively, our business and operating results will suffer.

The manufacturing of our products is a highly complex process that involves the integration of multiple components and requires effective management of our supply chain while meeting our customers’ design-to-delivery cycle time requirements. Through the course of the manufacturing process, our customers may modify design and system configurations in response to changes in their own customers’ requirements. In order to rapidly respond to these modifications and deliver our products to our customers in a timely manner, we must effectively manage our manufacturing and procurement process. If we fail to manage this process effectively, we risk losing customers and damaging our reputation. In addition, if we acquire inventory in excess of demand or that does not meet customer specifications, we could incur excess or obsolete inventory charges. These risks are even greater during an economic downturn as we are currently experiencing and as we continue to expand our business beyond gas delivery systems into new subsystems. In this economic downturn, certain of our suppliers may be forced out of business, which would require us to either procure product from higher-cost suppliers or, if no additional suppliers exist, reconfigure the design and manufacture of our products. This could limit our growth and have a material adverse effect on our business, financial condition and operating results.

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

In addition, we frequently evaluate acquisitions of, or significant investments in, complementary companies, assets, businesses and technologies. Even if an acquisition or other investment is not completed, we may incur significant management time and effort and financial cost in evaluating such acquisition or investment, which has in the past had, and could in the future have, an adverse effect on our results of operations. Furthermore, due to the limited liquidity in the credit market, the financing of any such acquisition may be difficult to obtain, and the terms of such financing may be less favorable.

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

If we do not keep pace with developments in the industries we serve and with technological innovation generally, our products may not be competitive.

Rapid technological innovation in semiconductor, flat panel displays, solar and medical device manufacturing requires capital equipment providers to anticipate and respond quickly to evolving customer requirements and could render our current product offerings and technology obsolete. Technological innovations are inherently complex. We must devote resources to technology development in order to keep pace with such rapidly evolving technologies. We believe that our future success will depend upon our ability to design, engineer and manufacture products that meet the changing needs of our customers. This requires that we successfully anticipate and respond to technological changes in design, engineering and manufacturing processes in a cost-effective and timely manner. If we are unable to integrate new technical specifications into competitive product designs, develop the technical capabilities necessary to manufacture new products or make necessary modifications or enhancements to existing products, our business prospects could be harmed.

The timely development of new or enhanced products is a complex and uncertain process which requires that we:

•	design innovative and performance-enhancing features that differentiate our products from those of our competitors;

•	identify emerging technological trends in the industries we serve, including new standards for our products;

•	accurately identify and design new products to meet market needs;

•	collaborate with OEMs to design and develop products on a timely and cost-effective basis;

•	ramp-up production of new products, especially new subsystems, in a timely manner and with acceptable yields;

•	successfully manage development production cycles; and

•	respond effectively to technological changes or product announcements by others.

The industries in which we participate are highly competitive and rapidly evolving, and if we are unable to compete effectively, our operating results would be harmed.

Although we have not faced competition in the past from the largest subsystem and component manufacturers in the industries we serve, these suppliers could compete with us in the future. Increased competition has in the past resulted, and could in the future result, in price reductions, reduced gross margins or loss of market share, any of which would harm our operating results. We are subject to pricing pressure as we attempt to increase market share with our existing customers. Competitors may introduce new products for the markets currently served by our products. These products may have better performance, lower prices and achieve broader market acceptance than our products. Further, OEMs typically own the design rights to their products and may provide these designs to other subsystem manufacturers. If our competitors obtain proprietary rights to these designs such that we are unable to obtain the designs necessary to manufacture products for our OEM customers, our business, financial condition and operating results could be adversely affected.

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

New capital equipment typically has a lifespan of several years, and OEMs frequently specify which systems, subsystems, components and instruments are to be used in their equipment. Once a specific system, subsystem, component or instrument is incorporated into a piece of capital equipment, it will likely continue to be incorporated into that piece of equipment for at least several months before the OEM switches to the product of another supplier.

Accordingly, it is important that our products are designed into the new semiconductor, solar, flat panel and medical device capital equipment of OEMs, which we refer to as a design win, in order to retain our competitive position with existing customers and to obtain new customers.

We incur technology development and sales expenses with no assurance that our products will ultimately be designed into an OEM’s capital equipment. Further, developing new customer relationships, as well as increasing our market share at existing customers, requires a substantial investment of our sales, engineering and management resources without any assurance from prospective customers that they will place significant orders. We believe that OEMs often select their suppliers and place orders based on long-term relationships. Accordingly, we may have difficulty achieving design wins from OEMs that are not currently our customers. Our operating results and potential growth could be adversely affected if we fail to achieve design wins with leading OEMs.

We may not be able to respond quickly enough to increases in demand for our products.

Demand shifts in the industries we serve are rapid and difficult to predict, and we may not be able to respond quickly enough to an increase in demand. Our ability to increase sales of our products depends, in part, upon our ability to:

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

We rely on both single-source and sole-source suppliers some of whom are relatively small, for many of the components we use in our products. In addition, our customers often specify components of particular suppliers that we must incorporate into our products. Our suppliers are under no obligation to provide us with components. As a result, the loss of or failure to perform by any of these providers could adversely affect our business and operating results. The risk of such a loss is particularly high as a result of the current economic downturn, as many of our suppliers have announced poor operating results and have limited access to capital. In addition, the manufacturing of certain components and subsystems is an extremely complex process. Therefore, if a supplier were unable to provide the volume of components we require on a timely basis and at acceptable prices, we would have to identify and qualify replacements from alternative sources of supply. The process of qualifying new suppliers for these complex components is lengthy and could delay our production, which would adversely affect our business, operating results and financial condition. We may also experience difficulty in obtaining sufficient supplies of components and raw materials in times of significant growth in our business. For example, we have in the past experienced shortages in supplies of various components, such as mass flow controllers, valves and regulators, and certain prefabricated parts, such as sheet metal enclosures, used in the manufacture of our products. In addition, one of our competitors manufactures mass flow controllers that may be specified by one or more of our customers. If we are unable to obtain these particular mass flow controllers from our competitor or convince a customer to select alternative mass flow controllers, we may be unable to meet that customer’s requirements, which could result in a loss of market share.

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

If any of our products contain defects or have reliability, quality or compatibility problems, our reputation might be damaged and customers might be reluctant to buy our products. We may also face a higher rate of product defects as we increase our production levels. Product defects could result in the loss of existing customers or impair our ability to attract new customers. In addition, we may not find defects or failures in our products until after they are installed in a manufacturer’s fabrication facility. We may have to invest significant capital and other resources to correct these problems. Our current or potential customers also might seek to recover from us any losses resulting from defects or failures in our products. Hazardous materials flow through and are controlled by our products and an unintended release of these materials could result in serious injury or death. Liability claims could require us to spend significant time and money in litigation or pay significant damages.

We have outstanding indebtedness; the restrictive covenants under our debt agreements may limit our ability to expand or pursue our business strategy; if we are forced to prepay some or all of this indebtedness our financial position would be severely and adversely affected.

We have outstanding indebtedness. At the end of fiscal 2008, our long-term debt was $12.7 million and our short-term debt was $5.8 million, for an aggregate total of $18.5 million. Our loan agreement, as amended on February 4, 2009, requires compliance with certain financial covenants, including maintenance of a minimum monthly tangible net worth and a minimum monthly liquidity coverage ratio. The covenants contained in our line of credit with the bank also restrict our ability to take certain actions, including our ability to:

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

We are currently in compliance with the financial and reporting covenants in our loan agreement. In January 2009, we were out of compliance with the reporting covenants, however, we received a waiver from our bank. We cannot assure you that we will meet these financial covenants in subsequent periods. If we are unable to meet any covenants, we cannot assure you that the bank will grant waivers or amend the covenants, or that the bank will not terminate the agreement, preclude further borrowings or require us to immediately repay any outstanding borrowings. As long as our indebtedness remains outstanding, the restrictive covenants could impair our ability to expand or pursue our business strategies or obtain additional funding. Forced prepayment of some or all of our indebtedness would reduce our available cash balances and have an adverse impact on our operating and financial performance.

We may not be able to fund our future capital requirements from our operations, and financing from other sources may not be available on favorable terms or at all.

We made capital expenditures of $9.4 million during fiscal 2008, of which $7.7 million related to improvements to our new manufacturing facility in Hayward, California and $1.7 million related to the development of our manufacturing facilities in China. In 2007, we made capital expenditures of $8.0 million, of which $4.3 million related to the implementation of our new ERP system and $1.7 million related to the development of our manufacturing facilities in China, which includes $1.5 million related to our second, leased manufacturing facility in Shanghai, China. The amount of our future capital requirements will depend on many factors, including:

•	general worldwide financial market conditions;

•	the cost required to ensure access to adequate manufacturing capacity;

•	the timing and extent of spending to support product development efforts;

•	the timing of introductions of new products and enhancements to existing products;

•	changing manufacturing capabilities to meet new customer requirements; and

•	market acceptance of our products.

Although we amended our loan agreement and extended the maturity of our credit facility through January 29, 2012, we may need to raise additional funds through public or private equity or debt financing if our current cash and cash flow from operations are insufficient to fund our future activities. Due to very limited liquidity in the credit market, we may not be able to obtain additional debt financing when and if necessary in a timely manner. In addition, banks have sometimes been unable or unwilling to satisfy their obligations under existing credit arrangements. Access to capital markets has recently been unavailable to most companies such as ours and there can be no assurance as to when the capital markets will recover. Equity financing, when and if available, could be dilutive to holders of our common stock, and debt financings would likely involve covenants that restrict our business operations. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, any of which could adversely affect our business, operating results and financial condition.

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

We have experienced and may continue to experience difficulties with our new enterprise resource planning (ERP) system which has impacted and could further impact our results of operations.

We have experienced and may continue to experience, difficulties with our new ERP system. For example, in the fourth quarter of fiscal 2007, increased year-end rescheduling actions by our customers, combined with the difficulties we experienced with our new ERP system, resulted in inefficiencies which drove higher operating costs. We implemented our new ERP system in our China facilities during the beginning of our first quarter of fiscal 2009. Difficulties related to implementing and working with a new ERP system have adversely affected and could disrupt our ability to timely and accurately process and report key components of the results of a consolidated operations, our financial position and cash flows.

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

Our facilities could be subject to a catastrophic loss caused by natural disasters, including fires and earthquakes. We have facilities in areas with above average seismic activity, such as our manufacturing facility in South San Francisco, California and our new manufacturing and headquarters facilities in Hayward, California. If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, reduce revenue and result in large expenses to repair or replace the facility. In addition, we have in the past experienced, and may in the future experience, extended power outages at our facilities. We do not carry insurance policies that cover potential losses caused by earthquakes or other natural disasters or power loss.

We must maintain effective controls, and our auditors will report on them.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and operating results.

During the audit of our financial statements for fiscal 2008 and during the third quarter of 2008, material weaknesses in our internal control over financial reporting were identified and, in the future, we may identify additional material weaknesses in our internal control over financial reporting. The material weakness identified as of January 2, 2009 related to year-end physical inventory count procedures and computation of inventory reserves. The material weakness identified in the third quarter of fiscal 2008 related to misclassification of debt between current and non current liabilities in our balance sheet as of September 26, 2008. We have remediated the material weakness related to misclassification of debt and are in the process of determining the steps required to remediate the material weakness related to year-end physical inventory count procedures and computation of inventory reserves, however we cannot estimate the time required to complete these remediation steps. Any failure by us to maintain adequate controls or to adequately implement new controls could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could adversely affect the trading price of our common stock. In addition, we might need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we might not be able to do so in a timely fashion.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

In September 2007, we entered into a new facility lease agreement for approximately 104,000 square feet of office space in Hayward, California. We moved into the new facility in July 2008 and use this space as the new headquarters for our principal administrative, sales and support, engineering and technology development facilities and for manufacturing purposes. This lease will expire in February 2015. We also have manufacturing and engineering facilities in South San Francisco and Sacramento. In South San Francisco we lease approximately 102,000 square feet under 6 leases with varying expiration dates and extension periods. Approximately 12,300 square feet in South San Francisco is a neat room facility and 1,300 square feet is a clean room manufacturing facility. In Sacramento, we lease approximately 20,000 square feet under a lease that expires in August of 2010 with one five-year extension. We also have manufacturing facilities in Austin, Texas, Tualatin,

Oregon and Shanghai, China. In Austin, we lease approximately 42,000 square feet of commercial space under a lease that expires on August 31, 2010 with a one-year extension. Approximately 6,800 square feet in Austin is a clean room manufacturing facility. In Shanghai, we lease approximately 132,000 square feet of commercial space under two leases which expire on June 30, 2009 and February 28, 2011. Approximately 11,000 square feet of this space is a clean room facility. In Singapore, we lease approximately 500 square feet under a six-month lease that expires in April 2009. In Tualatin, we lease approximately 28,000 square feet of commercial space under a lease that expires on November 7, 2010. Approximately 6,800 square feet in Tualatin is a clean room manufacturing facility. Subsequent to our fiscal 2008 year end we vacated this facility and are currently looking to sublease this space.

The table below lists our properties as of February 28, 2009:

Location	Principal Use	Square Footage	Ownership

Hayward, California	Headquarters, manufacturing, sales, engineering, technology development	104,000	Leased
South San Francisco, California	Manufacturing, engineering	102,000	Leased	(1)
Sacramento, California	Manufacturing	20,000	Leased
Austin, Texas	Manufacturing, engineering	42,000	Leased
Tualatin, Oregon	Vacant with plans to sublet	28,000	Leased
Singapore Science Park III, Singapore	Customer support	500	Leased
Shanghai, China	Manufacturing, customer support	132,000	Leased

(1)	As part of the acquisition of Sieger, the Company leases a facility from an entity controlled by one of the Company’s directors. The Company incurred rent expense resulting from the lease of this facility of $0.3 million in the year ended January 2, 2009 and $0.3 million in the year ended December 28, 2007.

Item 3.	Legal Proceedings

On June 25, 2007, a jury in the federal court for the Northern District of California found that we infringed one of the patents owned by Celerity, Inc. The jury awarded damages of $45,000 to Celerity in royalty fees for gas panel sales to date related to the product that was found to infringe the Celerity patent and enjoined us from making, using, or selling such product. The court also ordered us to pay Celerity $85,000 in court costs. We appealed the jury verdict and injunction to the Court of Appeals for the Federal Circuit (CAFC). In October 2008, the CAFC affirmed the verdict of infringement. The CAFC’s ruling has not and we do not expect it to have a material impact on our operating results or cash flows.

From time to time, we are also subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of the various legal proceedings and claims cannot be predicted with certainty, we have not had a history of outcomes to date that have been material to the statement of operations and do not believe that any of these proceedings or other claims will have a material adverse effect on our consolidated financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

COMPARISON OF 57 MONTH CUMULATIVE TOTAL RETURN*
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

Our common stock has been traded on the NASDAQ Global Market under the symbol “UCTT” since March 25, 2004. The following table sets forth for the periods indicated the high and low closing sales prices per share of our common stock as reported by the NASDAQ Global Market:

	High	Low

Fiscal year 2007 First quarter	$18.52	$13.25
Second quarter	$19.60	$12.91
Third quarter	$15.55	$12.77
Fourth quarter	$16.58	$12.13
Fiscal year 2008 First quarter	$12.20	$8.98
Second quarter	$11.49	$8.08
Third quarter	$8.38	$6.02
Fourth quarter	$5.41	$1.03

To date, we have not declared or paid cash dividends to our stockholders and we do not intend to do so for the foreseeable future in order to retain earnings for use in our business. Our credit facility limits our ability to pay dividends. As of February 27, 2009, we had approximately 13 stockholders of record.

Item 6.	Selected Consolidated Financial Data

You should read the following tables in conjunction with other information contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and related notes and other financial information contained elsewhere in this Annual Report.

Statements of Operations Data:

	Years Ended
	1/02/2009	12/28/2007	12/29/2006*	12/30/2005	12/31/2004

Consolidated Statements of Operations Data:
Sales	$266,919	$403,807	$337,228	$147,535	$184,204
Cost of goods sold	241,453	346,347	286,542	127,459	154,995

Gross profit	25,466	57,460	50,686	20,076	29,209
Operating expenses	32,869	33,953	25,352	17,515	15,761
Impairment of goodwill	34,063	—	—	—	—
Impairment of long-lived assets	21,017	—	—	—	—

Income (loss) from operations	(62,483)	23,507	25,334	2,561	13,448

Other income (expense)	(870)	(1,797)	(1,758)	147	(387)

Income (loss) before income taxes	(63,353)	21,710	23,576	2,708	13,061
Income tax provision (benefit)	(10,936)	5,817	7,266	705	4,511

Net income (loss)	$(52,417)	$15,893	$16,310	$2,003	$8,550

Net income (loss) per share:
Basic	$(2.43)	$0.75	$0.85	$0.12	$0.59
Diluted	$(2.43)	$0.72	$0.83	$0.12	$0.55
Shares used in computation:
Basic	21,542	21,293	19,220	16,241	14,605
Diluted	21,542	22,118	19,649	17,169	15,542

*	The results for the year ended December 29, 2006 include the activity of UCT-Sieger beginning June 30, 2006, the date of acquisition.

Consolidated Balance Sheet Data:

	1/02/2009	12/28/2007	12/29/2006	12/30/2005	12/31/2004

Cash & cash equivalents	$29,620	$33,447	$23,321	$10,663	$11,440
Working capital	73,197	80,498	71,587	33,889	29,861
Total assets	117,411	195,027	187,047	75,009	67,698
Bank borrowings and long- term debt	18,471	22,211	31,564	2,343	—
Short-and long-term rent obligations	388	1,062	379	354	528
Total stockholders’ equity	78,399	129,488	107,168	55,281	52,475

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the result discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in “Item 1A — Risk Factors” above. The following discussion should be read in conjunction with the consolidated financial statement and notes thereto included in Item 8 of this report. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

We are a leading developer and supplier of critical subsystems, primarily for the semiconductor capital equipment industry. We also leverage the specialized skill sets required to support semiconductor capital equipment to serve the technologically similar markets in the flat panel, solar and medical device industries, collectively referred to as “Other Addressed Industries”. We develop, design, prototype, engineer, manufacture and test subsystems which are highly specialized and tailored to specific steps in the semiconductor manufacturing process as well as the manufacturing process in Other Addressed Industries. Our revenue is derived primarily from the sale of gas delivery systems and other critical subsystems including chemical mechanical planarization (“CMP”) subsystems, chemical delivery modules, top-plate assemblies, frame assemblies, process modules and other high level assemblies.

The recent weakening global economy, severe tightening of the credit markets and turmoil in the financial markets are contributing to slowdowns in the markets we serve. Uncertainty regarding future growth in economies throughout the world have caused companies to reduce capital investment, the impact of which has been particularly severe in the semiconductor capital equipment industry. This economic uncertainty has led our customers to push out, cancel, or refrain from placing orders with us, which in turn has reduced our sales and negatively impacted our cash flow. Our sales were $266.9 million in fiscal year 2008 compared to $403.8 million for fiscal year 2007. Four customers: Applied Materials, Inc., Intuitive Surgical, Inc., Lam Research Corporation and Novellus Systems, Inc., accounted for 88% of our sales for fiscal year 2008. We incurred a net loss of $52.4 million, which included a charge for impairment of goodwill and other long-lived assets of $55.1 million, for the year ended January 2, 2009 and we expect to incur additional losses in the future. We expect an unusually challenging environment for fiscal 2009 and expect sequential revenues to be lower in the first quarter of 2009.

Results of Operations

The following table sets forth income statement data for the periods indicated as a percentage of revenue:

	Year Ended
	January 2,	December 28,	December 29,
	2009	2007	2006

Sales	100.0%	100.0%	100.0%
Cost of goods sold	90.5%	85.8%	85.0%

Gross profit	9.5%	14.2%	15.0%
Operating expenses:
Research and development	1.1%	0.7%	0.9%
Sales and marketing	2.2%	1.5%	1.4%
General and administrative	9.1%	6.2%	5.2%
Impairment of goodwill	12.7	—	—
Impairment of long-lived assets	7.8%	—	—

Total operating expenses	32.9%	8.4%	7.5%

Income (loss) from operations	(23.4)%	5.9%	7.5%
Interest and other income (expense), net	(0.3)%	(0.4)%	(0.5)%

Income (loss) before provision for income taxes	(23.7)%	5.5%	7.0%
Income tax provision (benefit)	(4.1)%	1.4%	2.1%

Net income (loss)	(19.6)%	3.9%	4.9%

Year Ended January 2, 2009 Compared With Year Ended December 28, 2007

Sales

Sales for the year ended January 2, 2009 decreased $136.9 million, or 33.9%, to $266.9 million from $403.8 million for the year ended December 28, 2007. The decrease in sales reflects a decrease in semi-conductor equipment demand as a result of the overall slowdown in the industry, partially offset by sequential minor increases in non-semiconductor revenue. We expect sequential revenues to be lower in the first quarter of 2009.

Gross Profit

Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation, associated with the design and manufacture of products sold. Gross profit for the year ended January 2, 2009 decreased to $25.5 million, or 9.5% of sales, from $57.5 million, or 14.2% of sales, for the year ended December 28, 2007. The decrease in gross profit was due primarily to declining unit volume manufactured due to declining sales during fiscal year 2009, lower factory utilization, costs associated with the centralization and closure of our facilities and employee severance charges resulting from a series of reductions in force.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment, design and implementation, new product design and testing and other product development activities. Research and development expense remained relatively flat decreasing to $2.9 million, or 1.1% of sales, for the year ended January 2, 2009 compared to $3.0 million, or 0.7% of sales for the year ended December 28, 2007. The increase as a percentage of sales was due primarily to a lower revenue base in 2009 as compared to 2008.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with our sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense was $5.7 million and $5.9 million for the years ended January 2, 2009 and December 28, 2007, respectively. The decreased spending was due primarily to reduced travel expense and sales commissions offset by an increase in severance payments. As a percentage of sales, sales and marketing expense increased to 2.2% for the year ended January 2, 2009 compared to 1.5% for the year ended December 28, 2007 due to the lower revenue base in 2009 compared as to 2008.

General and Administrative Expense

General and administrative expense consists primarily of salaries and overhead of our administrative staff and professional fees. General and administrative expense decreased to $24.2 million, or 9.1% of sales, for the year ended January 2, 2009, from $25.1 million, or 6.2% of sales, for the year ended December 28, 2007. The decrease in spending was due to lower outside service costs of approximately $3.1 million resulting from reduced accounting and consulting costs related to SOX 404 compliance and reduced legal fees as the legal proceedings discussed in Item 3 — Legal Proceedings were finalized in fiscal 2007. This decrease was partially offset by increases in facility expenses related to the move to our new facility in Hayward, California in mid-fiscal 2008, higher depreciation costs due to the implementation of our new ERP system in late fiscal 2007 and employee severance charges resulting from a series of reductions in force.

Impairment of goodwill

During the current year, as a result of our annual impairment test of goodwill, we determined that the carrying amount of certain reporting units exceeded their fair value resulting in impairment charges of $34.1 million to goodwill (See Note 4 to Consolidated Financial Statements for additional discussion).

During the fourth quarter of fiscal 2008, we determined that an adverse change in our business climate required us to test the recoverability of our long-lived assets. As a result of these tests we determined that the carrying amount of certain reporting units had exceeded their fair value resulting in impairment charges of $10.7 million for other intangible assets and $10.4 million for property, plant and equipment. (See Note 4 to Consolidated Financial Statements for further discussion).

Interest and Other Income (Expense), net

Interest and other income (expense), net for the year ended January 2, 2009 was $(0.9) million compared to $(1.8) million in 2007. Components of interest and other income (expense) relate primarily to the interest expense incurred for debt financing. Interest expense for fiscal 2008 was $1.1 million compared to $2.2 million in 2007. The decrease in 2008 was due primarily to a decrease in interest rates on debt. This decrease in interest expense was partially offset by a decrease in interest income of approximately $0.3 million.

Income Tax Provision

Our effective tax rate for the year ended January 2, 2009 was (17.3)% compared to 26.8% for the year ended December 28, 2007. Our effective tax rate is substantially impacted by several items including Section 199 deduction for domestic production activities, state taxes and the effect of foreign operations, and in the fourth quarter ended January 2, 2009, our effective tax rate was impacted by the impairment of goodwill for which there is no tax benefit. The decreased rate in 2008 reflects primarily the impact of our goodwill impairment charge as well as a change in our geographic mix of US and China earnings.

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

Gross Profit

Gross profit for the year ended December 28, 2007 increased to $57.5 million, or 14.2% of sales, from $50.7 million, or 15.0% of sales, for the year ended December 29, 2006. Gross profit for the year ended 2007 reflects a correction in inventory resulting from incorrect material transfers in our newly implemented ERP system, which increased our cost of goods sold by $0.3 million and decreased gross margins by 0.1% from the 14.3% reported in our earnings release dated February 19, 2008. The increase in gross profit from 2006 was due primarily to an increase in revenues, net of a decrease of approximately $3.2 million resulting from a reduction in gross margins, primarily from our US operations. The decrease in gross margin was due primarily to declining, sequential quarterly revenue which began the first quarter of fiscal 2007. A contributing factor to the decrease in the gross margin in 2007 related to the increase in SFAS 123(R) stock-based compensation expense of $0.5 million.

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

Revenue Recognition

Our revenue is highly concentrated in four OEM customers in the semiconductor capital equipment, solar, flat panel and medical device industries. Our standard arrangement for our customers includes a signed purchase order or contract, no right of return of delivered products and no customer acceptance provisions. Revenue from sales of products is recognized when:

•	we enter into a legally binding arrangement with a customer;

•	we ship the products;

•	customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and

•	collection is probable.

Revenue is generally recognized upon shipment of the product. In arrangements which specify title transfer upon delivery, revenue is not recognized until the product is delivered. In addition, if we have not fulfilled the terms of the agreement at the time of shipment, revenue recognition is deferred until completion. Determination of criteria in the third and fourth bullet points above is based on our judgment regarding the fixed nature of the amounts charged for the products delivered and the collectability of those amounts.

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

Inventory Valuation

We value our inventories at the lesser of standard cost, determined on a first-in, first-out basis, or market. We assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts on a periodic basis. Obsolete inventory or inventory in excess of our estimated usage is written-down to its estimated market value less costs to sell, if less than its cost. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specific identified inventory in excess of established usage. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If actual market conditions are less favorable than our projections, additional inventory write-downs may be required. If the inventory value is written down to its net realizable value, and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold either as a component of a subsystem or as separate inventory. For the years ended January 2, 2009 and December 28, 2007, we wrote off $0.7 million and $0.9 million, respectively, in inventory determined to be obsolete.

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

We adopted the provision of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, as of January 1, 2007. Prior to adoption, our policy was to establish reserves that reflected the best estimate of known tax contingencies. FIN No. 48 requires application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions. FIN No. 48 requires us to recognize the amount of tax benefit that has a greater than 50 percent likelihood of success upon settlement. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax law and related regulations. Accordingly, we report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Valuation of Goodwill and Long-lived Assets

We evaluate our intangible assets and goodwill in accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, at least annually, for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as an adverse change in our business climate or a decline in the overall industry, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s intangible assets include goodwill, customer lists and tradename. Factors we consider important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. The provisions of SFAS No. 142 require a goodwill impairment test annually or more frequently if impairment indicators arise. In testing for a potential impairment of goodwill, the provisions of SFAS No. 142 require the application of a fair value based test at the reporting unit level. We operate in one reportable segment and have one reporting unit. Therefore, all goodwill is considered enterprise goodwill and the first step of the impairment test prescribed by SFAS No. 142 requires a comparison of our fair value to our book value. If the estimated fair value is less than the book value, SFAS No. 142 requires an estimate of the fair value of all identifiable assets and liabilities of the business, in a manner similar to a purchase price allocation for an acquired business. This estimate requires valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Potential goodwill impairment is measured based upon this two-step process.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS No. 144) , the Company tests other long-lived assets, including property, equipment and leasehold improvements and other intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. The Company assesses the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company will estimate the fair value of the asset group using the income approach, which is the present value technique used to measure the fair value of future cash flow produced by each asset group, and compare it to its carrying value. The excess of the carrying value over the fair value is allocated pro rata to derive the adjusted carrying value. The adjusted carrying value of each asset in the asset group is not reduced below its fair value.

See additional disclosure of these analyses in Note 4 to our Consolidated Financial Statements including the impairment charges recorded during the quarter ended January 2, 2009.

The process of evaluating the potential impairment of goodwill or long-lived assets is subjective and requires significant judgment on matters such as, but not limited to, the reporting unit at which goodwill should be measured for impairment and the asset group to be tested for recoverability. The Company is also required to make estimates that may significantly impact the outcome of the analyses. Such estimates include, but are not limited to, future operating performance and cash flows, cost of capital, terminal values, control premiums and remaining economic lives of assets.

Equity Incentives to Employees

We have accounted for stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) 123R (revised 2004) Share-Based Payment (“SFAS 123R”) and SEC Staff Accounting Bulletin (“SAB”) 107 which requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model that we use was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of underlying stock. Our expect stock price volatility assumption was determined using the historical volatility of our common stock. We determined that historical volatility reflects market conditions and is a good indicator of future volatility. Our expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on our historical experience with similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. See Note 8 of Notes to Consolidated Financial Statements for a detailed description.

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

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year

2008
Sales	$92,357	$67,364	$60,128	$47,070	$266,919
Gross profit	$12,060	$7,522	$5,468	$416	$25,466
Net income (loss)	$1,889	$(162)	$(1,928)	$(52,216)	$(52,417)
2007
Sales	$110,792	$104,722	$95,535	$92,758	$403,807
Gross profit	$16,757	$15,816	$13,370	$11,517	$57,460
Net income	$5,185	$5,096	$3,541	$2,071	$15,893

Our operating results for fiscal 2008 reflect a downturn in the semiconductor capital equipment industry beginning in the second quarter of 2007.

Liquidity and Capital Resources

With the exception of the Sieger acquisition, which was funded by third-party debt, historically, we have required capital principally to fund our working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of January 2, 2009, we had cash of $29.6 million compared to $33.4 million as of December 28, 2007.

For the year ended January 2, 2009 we generated cash from operating activities of $11.6 million compared to $23.5 million for the year ended December 28, 2007. Operating cash flow in 2008 was unfavorably impacted by our net loss of $52.4 million, a decrease in accounts payable of $25.6 million and an increase in prepaid and other assets of $4.7 million. Operating cash flows were favorably impacted by net non-cash activity of $58.9 million, including changes in and impairment of goodwill and other long-lived assets of $55.2 million, depreciation and amortization of $4.2 million and $1.4 million, respectively, stock-based compensation of $3.5 million and increased net deferred income taxes of $5.2 million, decreases in accounts receivable and inventory of $21.1 million, $9.5 million, respectively, and an increase in current liabilities of $4.7 million.

Net cash used in investing activities for the year ended January 2, 2009 increased $1.7 million to $9.4 million from $7.9 million in the year ended December 28, 2008 due primarily to our investment in equipment and leasehold improvements in our new Hayward, California facility.

Net cash used in financing activities for the year ended January 2, 2009 increased $0.3 million to $6.0 million from $5.7 million in the year ended December 28, 2007. Our use of cash in financing activities was primarily due to payments on short-term and long-term debt of $1.3 million and $2.4 million, respectively, and the repurchase of common stock of $3.3 million (see Note 7 to Consolidated Financial Statements), offset by proceeds from the issuance of common stock from our employee stock compensation plans of $1.2 million.

During fiscal 2008, we took steps to reduce our operating costs in line with our declining revenues in the form of factory shutdowns, reductions in headcount and other cost-cutting measures. We will continue to monitor the state of the current economic crisis and its impact on our business and will make additional cost reductions as deemed necessary to align revenues and expenses and ensure we maintain sufficient funds to effectively run the business. We anticipate that our existing cash balances and operating cash flow, together with available borrowings under our credit facility as amended on February 4, 2009 (see “Borrowing Arrangements” below), will be sufficient to meet our working capital requirements and technology development projects for at least the next twelve months. The adequacy of these resources to meet our liquidity needs beyond that period will depend on our growth, the state of the worldwide economy, the cyclical expansion or contraction of the semiconductor capital equipment industry and the other industries we serve and capital expenditures required to meet possible increased demand for our products.

Borrowing Arrangements

In connection with our acquisition of Sieger in the second quarter of 2006, we entered into a borrowing arrangement and a term loan (“Loan Agreement”). The Loan Agreement provided senior secured credit facilities in an aggregate principal amount of up to $32.5 million, consisting of a $25.0 million Revolving Line of Credit and a $7.5 million term loan (“Original Term Loan”). The outstanding balance of the Revolving Line of Credit as of January 2, 2009, was approximately $14.8 million. The balance of our Original Term Loan as of January 2, 2009, was $1.2 million and will expire on June 29, 2009.

Interest rates on outstanding loans under the credit facilities ranged from 3.5% to 6.5% per annum during the year ended January 2, 2009 and were 3.5% per annum as of January 2, 2009.

We also have a $5.0 million equipment loan that is secured by certain of our equipment and expires May 2011. The interest rate and outstanding balance on the equipment loan was 7.6% and $2.5 million, respectively, as of January 2, 2009.

The combined balance outstanding on the Loan Agreement and equipment loan at January 2, 2009 was $18.5 million.

On February 4, 2009, the Company amended its Loan Agreement consisting of a reduction of the revolving credit facility from $25.0 million to $20.0 million while extending its maturity to January 29, 2012, and a new $3.0 million three-year term loan, as amended, also maturing on January 29, 2012. The aggregate amount of the revolving credit facility is subject to a borrowing base equal to 80% of eligible accounts receivable and 45% of eligible inventory (total eligible inventory not to exceed $2.5 million) and is secured by substantially all of our assets. The revolving credit facility bears interest per annum at a variable rate equal to the greater of the bank’s stated prime rate or 4% plus a margin of 25 basis points. The new term loan, as amended, bears interest per annum at a variable rate equal to the greater of the bank’s stated prime rate or 4% plus a margin of 75 basis points. The revolving credit facility contains certain reporting and financial covenants, including minimum tangible net worth and liquidity ratios, that must be met on a monthly basis in order for the Company to remain in compliance.

Capital Expenditures

We made capital expenditures of $9.4 million in the year ended January 2, 2009, $7.7 million of which was used for our new headquarters in Hayward, California and $1.7 million was used for expansion of our facilities in China. Capital expenditures of $7.8 million in the year ended December 28, 2007 was used primarily for facilities expansion in China and the implementation of our new ERP system which went live during the fourth quarter of 2007. Capital expenditures in the year ended December 29, 2006 were $4.0 million, the majority of which was used for domestic cleanroom expansion activities and the purchase and implementation of a new ERP system.

Contractual Obligations

Other than operating leases for certain equipment and real estate, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the revolving credit facility described above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments and principal payments under debt obligations as of January 2, 2009 (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total

Capital lease	$13	$—	$—	$—	$—	$—	$13
Operating lease(1)	3,231	2,494	1,929	1,813	1,920	2,333	13,720
Borrowing arrangements	5,748	1,008	443	11,272	—	—	18,471
Purchase obligations	5,333	—	—	—	—	—	5,333

Total(2)	$14,325	$3,502	$2,372	$13,085	$1,920	$2,333	$37,537

(1)	Operating lease expense reflects (a) the lease for our headquarters facility in Hayward, California; (b) the lease for a manufacturing facility in Portland, Oregon that expires on October 31, 2010; (c) the leases for manufacturing facilities in South San Francisco expire in 2009 and 2010; (d) the leases for manufacturing facilities in Austin, Texas that expire in 2010 and 2011. We have options to renew certain of the leases in South San Francisco, which we expect to exercise.

(2)	We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on December 30, 2006. As a result of the implementation of FIN 48, we recorded an additional tax liability of $0.4 million to offset the recognition of previously recorded excess tax benefits. Because of the uncertainty surrounding the future payment of these liabilities, the amounts have been excluded from the table above.

Recently Issued Accounting Standards

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles”. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its consolidated financial statements, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for the Company for fiscal years beginning January 1, 2009. The Company is evaluating the potential impact of the provisions of this statement on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 141R changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. The provisions of SFAS 141R and SFAS 160 are effective for the Company for fiscal years beginning January 1, 2009. The Company is evaluating the provision of these statements on its consolidated financial position, results of operations and cash flows.

In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope, and was effective upon initial adoption of SFAS No. 157. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The provisions of FSP 157-1 and FSP 157-2 are effective for the Company for fiscal years beginning January 1, 2009. The Company is evaluating the impact of the provisions of this statement on its consolidated financial position, results of operations and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in value of financial instruments caused by fluctuations in interest rates and foreign exchange rates.

Foreign Exchange Rates

Currently, a significant majority of our sales and arrangements with third-party suppliers provide for pricing and payment in US dollars, and, therefore, are not subject to material exchange rate fluctuations. Therefore, we do not expect foreign currency exchange rate fluctuations to have a material effect on our results of operations. Increases in the value of the United States’ dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the US dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us.

Interest Rates

Our interest rate risk relates primarily to our third party debt which totals $18.5 million and carries interest rates pegged to the LIBOR and PRIME rates. An immediate increase in interest rates of 100 basis points would increase our interest expense by approximately $46,000 per quarter. This would be partially offset by increased interest income on our invested cash. Conversely, an immediate decline of 100 basis points in interest rates would decrease our interest expense by approximately $46,000 per quarter. This would be partially offset by decreased interest income on our invested cash.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ultra Clean Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Ultra Clean Holdings, Inc. and subsidiaries (the “Company”) as of January 2, 2009 and December 28, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 2, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ultra Clean Holdings, Inc. and subsidiaries at January 2, 2009 and December 28, 2007, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, effective December 30, 2006, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 2, 2009, and our report dated March 18, 2009 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP

San Jose, California
March 18, 2009

Ultra Clean Holdings, Inc.

Consolidated Balance Sheets

	January 2, 2009	December 28, 2007
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$29,620	$33,447
Accounts receivable, net of allowance of $406 and $287, respectively	13,790	34,845
Inventory	39,814	49,342
Deferred income taxes	2,451	3,597
Prepaid expenses and other	8,817	4,110

Total current assets	94,492	125,341

Equipment and leasehold improvements, net	8,954	14,095
Goodwill	—	34,196
Purchased intangibles, net	8,987	20,762
Other non-current assets	4,978	633

Total assets	$117,411	$195,027

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$5,736	$3,575
Accounts payable	11,275	36,817
Accrued compensation and related benefits	2,320	3,006
Deferred rent, current portion	401	33
Other current liabilities	1,563	1,412

Total current liabilities	21,295	44,843

Long-term debt	12,735	18,636
Deferred and other tax liabilities	—	1,031
Deferred rent and other liabilities	4,982	1,029

Total liabilities	39,012	65,539

Commitments and contingencies (See Note 12)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 21,287,700 and 21,562,836 shares issued and outstanding, in 2008 and 2007, respectively	93,757	89,092
Common shares held in treasury, at cost, 601,944 shares and none in 2008 and 2007, respectively	(3,337)	—
Retained earnings (accumulated deficit)	(12,021)	40,396

Total stockholders’ equity	78,399	129,488

Total liabilities and stockholders’ equity	$117,411	$195,027

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Operations

	Twelve Months Ended
	January 2, 2009	December 28, 2007	December 29, 2006
	(In thousands, except per share amounts)

Sales	$266,919	$403,807	$337,228
Cost of goods sold	241,453	346,347	286,542

Gross profit	25,466	57,460	50,686

Operating expenses:
Research and development	2,904	2,985	3,051
Sales and marketing	5,739	5,914	4,644
General and administrative	24,226	25,054	17,657
Impairment of goodwill	34,063	—	—
Impairment of long-lived assets	21,017	—	—

Total operating expenses	87,949	33,953	25,352

Income (loss) from operations	(62,483)	23,507	25,334

Interest and other expense, net	(870)	(1,797)	(1,758)

Income (loss) before provision (benefit) for income taxes	(63,353)	21,710	23,576
Income tax provision (benefit)	(10,936)	5,817	7,266

Net income (loss)	$(52,417)	$15,893	$16,310

Net income (loss) per share:
Basic	$(2.43)	$0.75	$0.85
Diluted	$(2.43)	$0.72	$0.83
Shares used in computing net income (loss) per share
Basic	21,542	21,293	19,220
Diluted	21,542	22,118	19,649

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

				Retained
			Deferred	Earnings/	Total
	Common Stock		Stock-based	(Accumulated	Stockholders’
	Shares	Amount	Compensation	Deficit)	Equity
	(In thousands, except share amounts)

Balance, December 30, 2005	16,501,363	46,819	(350)	8,812	55,281
Issuance of common stock for business acquisition	2,599,393	21,071	—	—	21,071
Sale of common stock	1,600,000	10,510	—	—	10,510
Net issuance under employee stock plans, including tax benefits of $1,060	379,784	2,089	—	—	2,089
Amortization of stock-based compensation	—	1,709	198	—	1,907
Net income	—	—	—	16,310	16,310

Balance, December 29, 2006	21,080,540	82,198	(152)	25,122	107,168
Issuance of restricted common stock	25,000	—	—	—	—
Net issuance under employee stock plans, including tax benefits of $1,323	457,296	3,759	—	—	3,759
Amortization of stock-based compensation	—	3,162	125	—	3,287
Excess tax benefits recognized under adoption of FIN 48	—	—	—	(619)	(619)
Net income	—	—	—	15,893	15,893

Balance, December 28, 2007	21,562,836	$89,119	$(27)	$40,396	$129,488
Issuance of restricted common stock	37,500	—	—	—	—
Repurchase of common stock	(601,944)	(3,337)	—	—	(3,337)
Net issuance under employee stock plans, including tax benefits of $112	289,308	1,126	—	—	1,126
Amortization of stock-based compensation	—	3,512	27	—	3,539
Net loss	—	—	—	(52,417)	(52,417)

Balance, January 2, 2009	21,287,700	$90,420	$—	$(12,021)	$78,399

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Cash Flows

	Twelve Months Ended
	January 2,	December 28,	December 29,
	2009	2007	2006
		(In thousands)

Cash flows from operating activities:
Net income (loss)	$(52,417)	$15,893	$16,310
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,599	4,375	3,871
Deferred income tax	(5,225)	(903)	(2,002)
Excess tax benefit from stock-based compensation	112	(1,323)	(1,060)
Stock-based compensation	3,539	3,287	1,907
Changes in and impairment of goodwill and long-lived assets	55,214	—	—
Changes in assets and liabilities:
Accounts receivable	21,055	9,698	(10,719)
Inventory	9,528	(1,933)	(14,073)
Prepaid expenses and other	(5,029)	(266)	145
Other non-current assets	333	112	53
Accounts payable	(25,562)	(772)	8,749
Accrued compensation and related benefits	(686)	(1,015)	1,524
Income taxes payable	322	(4,921)	2,944
Other current liabilities	4,799	1,288	36

Net cash provided by operating activities	11,582	23,520	7,685

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(9,448)	(7,707)	(3,941)
Proceeds from sale of equipment	—	27	—
Net cash used in acquisition	—	(46)	(32,353)

Net cash used in investing activities	(9,448)	(7,726)	(36,294)

Cash flows from financing activities:
Principal payments on capital lease obligations	(12)	(67)	(45)
Proceeds from bank borrowings	—	—	31,991
Principal payments on short-term debt	(1,315)	—	—
Principal payments on long-term debt	(2,425)	(9,353)	(3,278)
Excess tax benefit from stock-based compensation	(112)	1,323	1,060
Repurchase of common stock	(3,337)	—	—
Proceeds from issuance of common stock	1,240	2,429	11,539

Net cash provided by (used in) financing activities	(5,961)	(5,668)	41,267

Net increase (decrease) in cash	(3,827)	10,126	12,658
Cash and cash equivalents at beginning of year	33,447	23,321	10,663

Cash and cash equivalents at end of year	$29,620	$33,447	$23,321

Supplemental cash flow information:
Income taxes paid	$1,100	$10,249	$5,256
Interest paid	$1,175	$2,242	$1,307
Non-cash investing and financing activities:
Restricted stock issued	$394	$335	$—
Common stock issued in acquisition	$—	$—	$21,071
Fixed asset purchases included in accounts payable	$20	$6	$92

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Significant Accounting Policies

Organization — Ultra Clean Holdings, Inc. (the “Company”) is a developer and supplier of critical delivery subsystems, primarily for the semiconductor capital equipment industry, producing primarily gas delivery systems and other critical subsystems, including chemical mechanical planarization (CMP) subsystems, chemical delivery modules, frame and top plate assemblies and process modules. The Company also leverages the specialized skill sets required to support semiconductor capital equipment to serve the technologically similar markets in the flat panel, solar and medical device industries. The Company’s products improve efficiency and reduce the costs of our customers’ design and manufacturing processes. The Company’s customers are primarily original equipment manufacturers (“OEMs”) of semiconductor capital equipment. On June 29, 2006, the Company completed the acquisition of Sieger Engineering, Inc. (“Sieger”) which was renamed UCT-Sieger Engineering LLC (“UCT-Sieger”).

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

Certain Significant Risks and Uncertainties — The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, any of the following areas could have a negative effect on the Company in terms of its future financial position, results of operations or cash flows: the general state of the US and world economies, the highly cyclical nature of the industries the company serves; the loss of any of a small number of customers; ability to obtain additional financing; pursuing acquisition opportunities; regulatory changes; fundamental changes in the technology underlying semiconductor, flat panel, solar and medical device manufacturing processes or manufacturing equipment; the hiring, training and retention of key employees; successful and timely completion of product design efforts; and new product design introductions by competitors.

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

The Company had significant sales to four customers:  Applied Materials, Inc., Intuitive Surgical, Inc., Lam Research Corporation and Novellus Systems, Inc., three of which accounted for 10% or more of sales for the year ended January 2, 2009. Sales to each of these customers as a percentage of total sales were as follows:

	Fiscal Year Ended
	2008	2007	2006

Customer A	51%	43%	40%
Customer B	20%	29%	32%
Customer C	7%	11%	14%
Customer D	10%	4%	2%

Total	88%	88%	88%

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

These four significant customers represented a combined total of 80% of accounts receivable at January 2, 2009, three of whose individual accounts receivable balances were greater than 10%.

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

Inventory write downs inherently involve judgments as to assumptions about expected future demand and the impact of market conditions on those assumptions. Although the Company believes that the assumptions it used in estimating inventory write downs are reasonable, significant changes in any one of the assumptions in the future could produce a significantly different result. There can be no assurances that future events and changing market conditions will not result in significant increases in inventory write downs.

At January 2, 2009 and December 28, 2007, inventory balances were $39.8 million and $49.3 million, respectively, net of write-downs of $4.3 million and $4.3 million, respectively. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specific identified inventory in excess of estimated usage.

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

	Year Ended
	January 2,	December 28,	December 29,
	2009	2007	2006

Beginning Balance	$220	$344	$76
Adjustment for acquisition	—	—	214
Additions related to sales	136	109	376
Warranty costs incurred	(192)	(233)	(322)

Ending Balance	$164	$220	$344

Income Taxes — Income taxes are reported under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”) and, accordingly, deferred taxes are recognized using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequence

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base, and operating loss and tax credit carry-forwards. Valuation allowances are provided if it is more likely than not that some or all of the deferred tax assets will not be recognized.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company records liabilities for anticipated tax audit issues based on its estimate of whether, and the extent to which, additional taxes may be due. Actual tax liabilities may be different than the recorded estimates and could result in an additional charge or benefit to the tax provision in the period when the ultimate tax assessment is determined.

Stock-based compensation and deferred stock-based compensation

The Company maintains stock-based compensation plans which allow for the issuance of equity-based awards to executives and certain employees. These equity-based awards include stock options, restricted stock awards and restricted stock units. The Company also maintains an employee stock purchase plan (“ESPP”) that provides for the issuance of shares to all eligible employees of the Company at a discounted price.

The Company applies the fair value recognition provisions of SFAS 123(R). Stock-based compensation expense from stock options and the related income tax benefit from the expense recognized under SFAS 123(R) were $3.5 million and $0.6 million, respectively, for the year ended January 2, 2009, and $3.0 million and $0.8 million, respectively, for the year ended December 28, 2007. The estimated fair value of the Company’s equity-based awards, net of expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis over a weighted average period of four years and will be adjusted for subsequent changes in estimated forfeitures and future option grants.

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

Expected volatility.  The Company estimates the volatility of its common stock in the Black-Scholes option valuation at the date of grant based on historical volatility rates over the expected term.

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

The exercise price of each stock option equals the market price of the Company’s stock on the date of grant. The weighted average estimated fair value of employee stock option grants for the years ended January 2, 2009, December 28, 2007 and December 29, 2006 was $4.71, $7.26 and $4.41, respectively. Most options are scheduled to

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

vest over four years and expire no later than ten years from the grant date. The fair value for the options granted during the years ended January 2, 2009, December 28, 2007 and December 29, 2006 was estimated at the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in the model are outlined in the following table:

	Year Ended
	January 2,	December 28,	December 29,
	2009	2007	2006

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	50.0%	50.0%	50.0%
Risk-free interest rate	2.8%	4.25%	4.9%
Expected life (in years)	5.0	5.0	4.9

The following table summarizes the Company’s restricted stock units and restricted stock awards activity for the year ended January 2, 2009 (in thousands):

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value(1)

Unvested at December 28, 2007	41	—

Granted	492	—
Vested	(41)	—
Forfeited	(44)	—

Unvested at January 2, 2009	448	—

(1)	There is no weighted fair value associated with these restricted stock awards.

During the years ended January 2, 2009, December 28, 2007 and December 29, 2006, the Company recorded $3.0 million, $2.4 million, and $1.3 million, respectively, of stock-based compensation expense, net of tax, associated with employee and director stock plans and employee stock purchase plan programs. As of January 2, 2009, there was $4.8 million, net of forfeitures of $2.7 million, of unrecognized compensation cost related to employee and director stock which is expected to be recognized on a straight-line basis over a weighted average period of approximately three years, and will be adjusted for subsequent changes in estimated forfeitures and future option grants.

Total stock-based compensation during the years ended January 2, 2009, December 28, 2007 and December 29, 2006, respectively, to various operating expense categories was as follows (in thousands):

	Year Ended
	January 2,	December 28,	December 29,
	2009	2007	2006

Cost of goods sold(1)	$1,009	$915	$376
Sales and marketing	246	203	111
Research and development	87	111	81
General and administrative	2,197	2,073	1,339

	3,539	3,302	1,907
Income tax benefit	(612)	(885)	(586)

Net stock-based compensation expense	$2,927	$2,417	$1,321

(1)	As of January 2, 2009 and December 28, 2007, there were no stock-based compensation expenses capitalized in inventory.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

In accordance with SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During the year ended January 2, 2009, we recorded $0.1 million of excess tax benefits as a financing cash inflow.

Impairment of Goodwill and Other Long-lived Assets — Purchased intangibles consist of tradenames and customer relationships acquired as part of a purchase business combination.

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

Critical estimates in valuing certain intangible assets include, but are not limited to: future expected cash flows from customer contracts; acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed; the market position of the acquired products; and assumptions about the period of time the tradename will continue to be used in the Company’s product portfolio. Based upon these estimates, the tradename asset was assigned an indefinite life.

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired. SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets requires that all business combinations be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Goodwill is not amortized, but rather tested for impairment. The provisions of SFAS No. 142 require an annual goodwill impairment test or more frequently if impairment indicators arise. In testing for a potential impairment of goodwill, the provisions of SFAS No. 142 require the application of a fair value based test at the reporting unit level. The Company operates in one reporting segment which has one reporting unit. Therefore, all goodwill is considered enterprise goodwill and the first step of the impairment test prescribed by SFAS No. 142 requires a comparison of fair value to book value of the Company. If the estimated fair value of the Company is less than the book value, SFAS No. 142 requires an estimate of the fair value of all identifiable assets and liabilities of the business, in a manner similar to a purchase price allocation for an acquired business. This estimate requires valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Potential goodwill impairment is measured based upon this two-step process. In the event that the Company determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the period in which such determination is made.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the impairment of long-lived assets, based on the projection of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. The Company assesses the recoverability of an asset group by determining whether the carrying value exceeds the sum of the projected undiscounted cash flows expected to result from the use and the eventual disposition of the assets over the remaining useful life of the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company will estimate the fair value of the asset group and compare it to its carrying value. The excess of the carrying value over the fair value is allocated pro rata to derive the

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

adjusted carrying value. The adjusted carrying value of each asset in the asset group is not reduced below its fair value.

Management performed the annual impairment test of its goodwill and long-lived assets as of January 2, 2009, and determined that goodwill was impaired during the quarter ended January 2, 2009. As a result, impairment charges to goodwill and long-lived assets of $34.1 million and $21.0 million, respectively, were recorded. See additional disclosure of these analyses in Note 4 to the Company’s Consolidated Financial Statements including the impairment charges recorded during the fourth quarter of fiscal 2008.

The process of evaluating the potential impairment of goodwill or long-lived assets is subjective and requires significant judgment on matters such as, but not limited to, the reporting unit at which goodwill should be measured for impairment and the asset group to be tested for recoverability. The Company is also required to make estimates that may significantly impact the outcome of the analyses. Such estimates include, but are not limited to, future operating performance and cash flows, cost of capital, terminal values, control premiums and remaining economic lives of assets.

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

Net Income(loss) per Share — Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options and restricted stock using the treasury stock method, except when anti-dilutive (see Note 9 to Consolidated Financial Statements).

Comprehensive Income — In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company reports by major components and as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income (loss) for all periods presented was the same as net income (loss).

SFAS 131, Disclosure about Segments in an Enterprise and Related Information (“SFAS 131”), establishes standards for the reporting by public business enterprises of information about reportable segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the manner in which management organizes the reportable segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision-maker is considered to be the Chief Executive Officer. The Company operates in one reporting segment.

Recently Issued Accounting Standards — In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles”. The Company is currently evaluating the potential

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

impact, if any, of the adoption of SFAS No. 162 on its consolidated financial statements, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for the Company for fiscal years beginning January 1, 2009. The Company is evaluating the potential impact of the provisions of this statement on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 141R changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. The provisions of SFAS 141R and SFAS 160 are effective for the Company for fiscal years beginning January 1, 2009. The Company is evaluating the provision of these statements on its consolidated financial position, results of operations and cash flows.

In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope, and was effective upon initial adoption of SFAS No. 157. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The provisions of FSP 157-1 and FSP 157-2 are effective for the Company for fiscal years beginning January 1, 2009. The Company is evaluating the impact of the provisions of this statement on its consolidated financial position, results of operations and cash flows.

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

The Company recognized amortization expense related to purchased intangibles of approximately $1.4 million, $1.4 million and $1.5 million for the years ended January 2, 2009, December 28, 2007 and December 29, 2006, respectively. The weighted average useful life of customer lists was determined to be 10.7 years. The weighted average useful life of the tradename was determined to be six months and therefore was fully amortized by December 29, 2006.

Pro Forma Results — The following unaudited pro forma financial information presents the combined results of operations of the Company and UCT-Sieger as if the acquisition had occurred as of the beginning of the period presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as being representative of the future consolidated results of operations or financial condition of the Company (in thousands):

Year Ended
December 29,
2006

Sales	$396,610
Net income	$18,825
Basic net income per share	$0.92
Diluted net income per share	$0.90

3.	Balance Sheet Information

Inventory consisted of the following (in thousands):

	January 2,	December 28,
	2009	2007

Raw materials	$32,464	$35,625
Work in process	10,008	15,449
Finished goods	1,672	2,556

	44,144	53,630
Reserve for obsolescence	(4,330)	(4,288)

Total	$39,814	$49,342

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	January 2,	December 28,
	2009	2007

Computer equipment and software	$5,858	$6,980
Furniture and fixtures	425	622
Machinery and equipment	5,368	8,274
Leasehold improvements	10,893	8,221

	22,544	24,097
Accumulated depreciation and amortization	(13,590)	(10,002)

Total	$8,954	$14,095

4.	Impairment of Goodwill and Long-lived Assets

Goodwill

In accordance with SFAS No. 142, the Company tests goodwill for impairment on an annual basis and, more frequently if required, should events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying value.

As part of our annual review for impairment of goodwill during the quarter ended January 2, 2009, we determined that a significant adverse change to our business environment had occurred, which required that we evaluate the carrying value of our goodwill for impairment. We made this determination as evidenced from a sustained deterioration in our market capitalization and the general business environment. Our key customers reduced their financial outlook and/or otherwise disclosed that they were experiencing very challenging market conditions with little visibility of any recovery in the foreseeable future. In response to these adverse business indicators and the rapidly declining revenue trends experienced during our fourth quarter of fiscal 2008, we reduced our near-term and long-term financial projections. Consequently, we performed an analysis of goodwill for impairment, and of the recoverability and impairment of long-lived assets, in accordance with the guidance in SFAS No. 142.

In the review of goodwill for impairment, the Company followed the two-step method described in SFAS No. 142. In step one, the Company determined and compared the fair value of its reporting unit with its respective carrying value, including goodwill. The analysis indicated that the carrying value as of January 2, 2009 exceeded its fair value. The Company then continued to step two of the analysis, estimating the fair values of all assets and liabilities. The fair value was then allocated to the fair values of the identified assets and liabilities to determine the implied fair value of goodwill.

We estimated the fair value of our reporting unit using two valuation techniques — discounted cash flow model (income approach) and a market approach. Under the income approach, we assumed a forecasted cash flow of five years with a discount rate of 15.3% and a terminal value growth rate of 5%. Under the market approach we utilized a price based on an actively negotiated potential equity investment transaction. Additionally, we compared the estimated fair value of the reporting unit to the Company’s overall capitalization. We concluded that under the income or the market approach the fair value of the reporting unit was below its carrying value.

Based on the review described above the Company recorded impairment charges of $34.1 million for goodwill.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The change in the carrying amount of goodwill during the year ended January 2, 2009 is as follows (in thousands):

Net
Carrying
Amount

Goodwill, as of December 28, 2007	$34,196
FIN 48 adjustment	(133)
Impairment	(34,063)

Goodwill, as of January 2, 2009	$—

Long-lived Assets (Other intangible assets, property and equipment and leasehold improvements)

In connection with completing our goodwill impairment analysis the Company reviewed its other long-lived assets, including property, equipment and leasehold improvements and other intangible assets that are subject to amortization for recoverability. The assessment of recoverability is based on management’s estimates of probability weighted undiscounted cash flows expected to be generated from the use and disposition of the long-lived asset groups over the remaining economic lives as compared to their carrying value to determine recoverability. Our asset group related to assets acquired as a result of the acquisition of Sieger (Sieger Group) was determined not to be recoverable. Our other asset group was determined to be recoverable. The Company estimated the fair value of the Sieger Group using the income approach. Under the income approach, we assumed a probability weighted forecasted cash flow for a period of 8.5 years with a discount rate of 15.3%.

Based on its analysis of impairment, the Company recorded impairment charges of $21.1 million, consisting of $10.4 million of the remaining net carrying value of its Customer List purchased intangible as well as $10.7 million of certain equipment and leasehold improvements. In addition, the Company assessed the useful lives of its remaining property, plant and equipment post-impairment and determined that they were reasonable.

The following tables provide a summary of the carrying amounts of purchased intangibles (in thousands):

	Gross			Net	Weighted
	Carrying	Accumulated		Carrying	Average
	Amount	Amortization	Impairment	Amount	Years

Year Ended January 2, 2009
Customer List	$13,800	$(3,375)	$(10,425)	$—
Tradenames	9,787	(800)	—	8,987	*

Total	$23,587	$(4,175)	$(10,425)	$8,987

Year Ended December 28, 2007
Customer List	$13,800	$(2,025)	$—	$11,775	10.7
Tradenames	9,787	(800)	—	8,987	*

Total	$23,587	$(2,825)	$—	$20,762

*	Tradename associated with UCT-Sieger had an average life of six months and, as of December 29, 2006, had been fully amortized. Tradename associated with Ultra Clean Technology Systems and Service, Inc. has an indefinite life.

Amortization expense related to purchased intangibles was $1.4 million, $1.4 million and $1.5 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. As a result of the impairment of entire remaining carrying value of Customer List in the fourth quarter of fiscal 2008, there will be no future amortization of intangibles.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.	Debt and Lease Obligations

In connection with our acquisition of Sieger in the second quarter of 2006, we entered into a borrowing arrangement and a term loan (“Loan Agreement”). The Loan Agreement provided senior secured credit facilities in an aggregate principal amount of up to $32.5 million, consisting of a $25.0 million Revolving Line of Credit and a $7.5 million term loan (“Original Term Loan”). The outstanding balance of the Revolving Line of Credit as of January 2, 2009, was approximately $14.8 million. The balance of our Original Term Loan as of January 2, 2009, was $1.2 million and will expire on June 29, 2009.

Interest rates on outstanding loans under the credit facilities ranged from 3.5% to 6.5% per annum during the year ended January 2, 2009 and were 3.5% per annum as of January 2, 2009.

The Company also has a $5.0 million equipment loan that is secured by certain of its equipment and expires May 2011. The interest rate and outstanding balance on the equipment loan was 7.6% and $2.5 million, respectively, as of January 2, 2009.

The combined balance outstanding on the Loan Agreement and equipment loan at January 2, 2009 was $18.5 million.

On February 4, 2009, the Company amended its Loan Agreement consisting of a reduction of the revolving credit facility from $25.0 million to $20.0 million while extending its maturity to January 29, 2012, and a new $3.0 million three-year term loan, as amended, also maturing on January 29, 2012. The aggregate amount of the revolving credit facility is subject to a borrowing base equal to 80% of eligible accounts receivable and 45% of eligible inventory (total eligible inventory not to exceed $2.5 million) and is secured by substantially all of our assets. The revolving credit facility bears interest per annum at a variable rate equal to the greater of the bank’s stated prime rate or 4% plus a margin of 25 basis points. The new term loan, as amended, bears interest per annum at a variable rate equal to the greater of the bank’s stated prime rate or 4% plus a margin of 75 basis points. The revolving credit facility contains certain reporting and financial covenants, including minimum tangible net worth and liquidity ratios, that must be met on a monthly basis in order for the Company to remain in compliance.

The Company leases certain equipment under capital lease arrangements. In addition, the Company leases its corporate and regional offices as well as some of its office equipment under non-cancelable operating leases. The Company has a renewal option for its leased facilities in South San Francisco, Hayward and Sacramento, California; Austin, Texas; Tualatin, Oregon; and Shanghai, China.

The following table summarizes our future minimum lease payments and principal payments under debt obligations as of January 2, 2009 (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total

Capital lease	$13	$—	$—	$—	$—	$—	$13
Operating lease(1)	3,231	2,494	1,929	1,813	1,920	2,333	13,720
Borrowing arrangements	5,748	1,008	443	11,272	—	—	18,471

Total	$8,992	$3,502	$2,372	$13,085	$1,920	$2,333	$32,204

(1)	Operating lease expense reflects (a) the lease for our headquarters facility in Hayward, California; (b) the lease for a manufacturing facility in Portland, Oregon that expires on October 31, 2010; (c) the leases for manufacturing facilities in South San Francisco expire in 2009 and 2010; (d) the leases for manufacturing facilities in Austin, Texas that expire in 2010 and 2011. We have options to renew certain of the leases in South San Francisco, which we expect to exercise.

The cost of equipment under the capital leases included in property and equipment at January 2, 2009 and December 28, 2007, was approximately $0.1 million and $0.4 million, respectively. Net book value of leased equipment at January 2, 2009 and December 28, 2007, was approximately $12,000 and $23,000, respectively.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Rental expense for the years ended January 2, 2009, December 28, 2007 and December 29, 2006 was approximately $3.3 million, $2.9 million and $2.0 million, respectively. Included within deferred rent and other liabilities in 2008 and 2007 were $4.9 million and $0.0 of deferred rent, respectively.

6.	Income Taxes

The provision for taxes on income consisted of the following (in thousands):

	Year Ended
	January 2,	December 28,	December 29,
	2009	2007	2006

Current:
Federal	$(6,530)	$5,220	$7,389
State	42	1,512	1,934
Foreign	313	—	—

Total current	(6,175)	6,732	9,323

Deferred:
Federal	(3,681)	(867)	(2,111)
State	(1,050)	(48)	54
Foreign	(30)	—	—

Total deferred	(4,761)	(915)	(2,057)

Total provision	$(10,936)	$5,817	$7,266

Significant components of net deferred tax assets and deferred tax liabilities for federal and state income taxes were as follows (in thousands):

	Year Ended
	January 2,	December 28,
	2009	2007

Net current deferred tax asset:
Inventory valuation and basis difference	$1,962	$2,390
Other accrued expenses	489	740
State taxes	—	467

	2,451	3,597

Net non-current deferred tax liability (asset):
Deferred rent	261	(29)
Other accrued expenses	2,317	(1,744)
Depreciation	2,135	(2,162)
Net operating losses	888	—
State taxes	(689)	380
Purchased intangibles	—	4,587

	4,912	1,031

Net deferred tax assets	$7,363	$2,566

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The effective tax rate differs from the federal statutory tax rate as follows:

	Year Ended
	January 2,	December 28,	December 29,
	2009	2007	2006

Federal income tax provision at statutory rate	(35.0)%	35.0%	35.0%
State income taxes, net of federal benefit	(3.6)%	4.0%	4.4%
Effect of foreign operations	0.3%	(11.3)%	(7.4)%
Impairment of goodwill and long-lived assets	20.7%	—	—
Exempt income	(—)%	(—)%	(2.5)%
Other	0.3%	(0.9)%	1.3%

Effective income tax rate	(17.3)%	26.8%	30.8%

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

De-recognition in future periods of amounts recorded upon adoption of FIN 48, will result in an income tax benefit. The Company does not currently believe that the recognized tax benefit will change significantly within the next twelve months. There was no impact on the Company’s estimated effective tax rate for 2008 as a result of the adoption of FIN 48.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Balance as of December 28, 2007	$750
Increases related to current year tax positions	34
Settlement of tax	—
Expiration of the statute of limitations for the assessment of taxes	(356)

Balance as of January 2, 2009	$428

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

7.	Stockholders’ Equity

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

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

On April 21, 2004, as part of the Company’s IPO, FP-Ultra Clean, L.L.C., the Company’s principal stockholder sold 720,350 shares of the Company’s common stock in connection with the exercise by the underwriters of an over-allotment option. The Company did not receive any of the proceeds from the exercise of the over-allotment option.

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

Stock Repurchase Plan — On July 24, 2008, the Board of Directors approved a stock repurchase program for up to $10.0 million. The Company commenced the repurchase of its common stock on August 4, 2008, the total number of shares repurchased and related cost of the stock repurchase program were 601,994 shares at a cost of $3,337,000, or an average cost of $5.54 per share.

8.	Employee Benefit Plans

Stock Options — On February 20, 2003, the Company adopted the 2003 Stock Incentive Plan (the “2003 Incentive Plan”) which was subsequently amended and restated. The Company has reserved 4,515,239 shares of its common stock for issuance under the 2003 Incentive Plan, as amended and restated. The 2003 Incentive Plan provides for the issuance of options and other stock-based awards. Options are generally granted at fair value at the date of grant as determined by the Board of Directors, have terms up to ten years and generally vest over four years. At January 2, 2009, 729,115 shares were available for future grants under the 2003 Incentive Plan.

Option activity under the 2003 Incentive Plan is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(In thousands)

Outstanding, December 30, 2005	2,120,437	4.17	8.25	$6,546

Granted	1,258,500	9.02
Exercised	(373,296)	2.44
Cancelled	(89,497)	6.72

Outstanding, December 29, 2006	2,916,144	6.41	8.29	$17,543

Granted	530,100	14.79
Exercised	(440,861)	5.02
Cancelled	(77,547)	10.31

Outstanding, December 28, 2007	2,927,836	$8.03	7.70	$13,597

Granted	102,000	8.83
Exercised	(241,976)	4.33
Cancelled	(644,128)	9.70

Outstanding, January 2, 2009	2,143,732	$7.99	6.65	$360

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information with respect to options outstanding and exercisable at January 2, 2009:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Shares	Average	Exercise	Shares	Exercise
Range of Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Price

$1.00–3.99	360,061	4.16	$1.00	360,061	$1.00
$4.00–6.99	563,918	6.33	6.49	503,395	6.49
$7.00–7.99	222,181	5.85	7.03	201,556	7.02
$8.00–8.99	424,199	7.41	8.46	270,816	8.49
$9.00–17.90	573,373	8.26	13.86	235,280	14.14

Grand Total	2,143,732	6.65	$7.99	1,571,108	$6.79

Restricted Stock Units and Restricted Stock Awards — On November 26, 2002, the Company granted 268,525 shares of common stock to certain key employees and on March 1, 2004, the Company granted 62,500 shares of common stock to a board member under the 2003 Incentive Plan. These restricted shares vested, in equal installments, over a four year period from the date of grant. On May 31, 2007, the Company granted 25,000 shares of common stock to its board members under the 2003 Incentive Plan. These restricted shares vested 365 days from the date of grant. On May 31, 2008, the Company issued 37,500 shares of restricted stock awards to its outside directors. These shares fully vest on the one year anniversary of the date of grant. The total unamortized expense of the Company’s unvested restricted stock awards as of January 2, 2009, is $0.2 million.

During the first quarter of fiscal 2008, the Company began granting Restricted Stock Units (RSU’s) to employees as part of the Company’s long term equity compensation plan. These RSU’s are granted to employees with a per share or unit purchase price of zero dollars and either have time based or performance based vesting. RSU’s typically vest over three years, subject to the employee’s continued service with the Company. Certain of these RSU’s vest only if specific performance goals set by the Compensation Committee are achieved. For purposes of determining compensation expense related to these RSU’s, the fair value is determined based on the closing market price of the Company’s common stock on the date of award and, for performance shares, expense recognition begins once management determines it is probable that the performance goals will be achieved. If the performance goals are achieved, the grant vests over a specified service period. If such goals are not achieved, no compensation cost is recognized and any previously recognized compensation expense is reversed. The expected cost of the grant is reflected over the service period, and is reduced for estimated forfeitures. During the year ended January 2, 2009, the Company approved and granted 454,600 RSU’s to employees with a weighted average fair value of $9.1 per share. As of January 2, 2009, $1.7 million of unrecognized stock-based compensation cost related to RSU’s remains to be amortized and is expected to be recognized over an estimated period of two years.

For the years ended January 2, 2009, December 28, 2007 and December 29, 2006, the Company charged $1.1 million, $0.3 million and $0.2 million, respectively, to compensation expense related to the vesting of restricted stock. The unvested amount is subject to forfeiture, until the common stock is fully vested. At January 2, 2009, 448,000 shares were subject to repurchase.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the Company’s restricted stock unit and restricted stock award activity for the year ended January 2, 2009 (in thousands):

Number of
Shares

Unvested restricted stock units and restricted stock awards at December 28, 2007	41
Granted	492
Vested	(41)
Forfeited	(44)

Unvested restricted stock units and restricted stock awards at January 2, 2009	448

Employee Stock Purchase Plan — In 2004 the Company adopted an Employee Stock Purchase Plan (“ESPP”) and is authorized to issue 555,343 shares of common stock under the ESPP. The ESPP permits employees to purchase common stock at a discount through payroll withholdings at certain specified dates (purchase period) within a defined offering period. The purchase price is 95% of the fair market value of the common stock at the end of the purchase period and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. There were 47,532 shares issued under the ESPP during the year ended January 2, 2009.

Employee Savings and Retirement Plan — The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all employees who meet certain eligibility requirements. Participants could elect to contribute to the 401(k) Plan, on a pre-tax basis, from 2-19% of their salary up to a maximum of $15,500. The Company may make matching contributions of up to 6% of employee contributions based upon eligibility. The Company made approximately $0.9 million, $0.6 million, and $0.5 million discretionary employer contributions to the 401(k) Plan in the years ended January 2, 2009, December 28, 2007 and December 29, 2006, respectively.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

9.	Net Income Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands):

	Year Ended
	January 2,	December 28,	December 29,
	2009	2007	2006

Numerator:
Net income (loss)	$(52,417)	$15,893	$16,310
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	21,564	21,333	19,271
Weighted average common shares outstanding subject to repurchase	(22)	(40)	(51)

Shares used in computing basic net income (loss) per share	21,542	21,293	19,220

Shares used in computation — diluted:
Weighted average common shares outstanding	21,542	21,293	19,220
Dilutive effect of common shares outstanding subject to repurchase	—	40	51
Dilutive effect of options outstanding	—	785	378

Shares used in computing diluted net income (loss) per share	21,542	22,118	19,649

Net income (loss) per share — basic	$(2.43)	$0.75	$0.85
Net income (loss) per share — diluted	$(2.43)	$0.72	$0.83

The Company had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive. Such outstanding securities consist of the following (in thousands):

	Year Ended
	January 2,	December 28,	December 29,
	2009	2007	2006

Outstanding options	1,229	499	161

Deferred Stock Compensation — During the year ended December 31, 2003, the Company issued 1,067,000 common stock options to employees at a weighted average exercise price of $1.00 per share. The weighted average exercise price was below the weighted average deemed fair value of the Company’s common stock which ranged from $1.00 to $4.97 per share. In connection with these options, the Company recorded deferred stock-based compensation of approximately $0.1 million and amortized approximately $0, $15,000 and $27,000 as an expense during the years ended January 2, 2009, December 28, 2007 and December 29, 2006, respectively.

10.	Related Party Transactions

As part of the acquisition of Sieger, the Company leases a facility from an entity controlled by one of the Company’s board members. The Company incurred rent expense resulting from the lease of this facility of $0.3 million, $0.3 million and $0.1 million for the years ended January 2, 2009, December 28, 2007 and December 29, 2006, respectively.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The spouse of one of the Company’s executives is the sole owner of the Company’s primary travel agency. The Company incurred fees for travel-related services, including the cost of airplane tickets, of $0.3 million, $0.4 million and $0.3 million for the years ended January 2, 2009, December 28, 2007 and December 29, 2006, respectively.

The sister, son and sister-in-law of one of the Company’s directors worked for the Company during fiscal years 2008 and 2007. They are no longer employed by the Company. These employees were employees of Sieger prior to the date of acquisition. Aggregate salaries paid by the Company to these individuals were $52,000 and $161,000 the years ended January 2, 2009 and December 28, 2007, respectively. From the date of acquisition to December 29, 2006, aggregate payments by the Company to the aforementioned individuals totaled $84,000.

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

11.	Industry Information

The Company operates in one reportable segment and is engaged in the development, manufacture and supply of critical subsystems for the semiconductor capital equipment, flat panel, solar and medical device industries. The nature of the Company’s products and production processes as well as type of customers and distribution methods is consistent among all of the Company’s products. The Company’s foreign operations are conducted primarily through its wholly-owned subsidiary in China. The Company’s principal markets include North America, Europe and Asia. Sales by geographic area represent sales to unaffiliated customers.

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth revenue by geographic area (in thousands):

	Year Ended
	January 2,	December 28,	December 29,
Sales	2009	2007	2006

United States	$262,168	$395,039	$320,662
Export sales to Europe and Asia	4,751	8,768	16,566

Total	$266,919	$403,807	$337,228

At January 2, 2009 and December 28, 2007, approximately $1.6 million and $4.2 million, respectively, of the Company’s long-lived assets were located in China and the balances were located in the United States.

12.	Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $5.3 million at January 2, 2009.

In September 2007, the Company entered into a facility lease agreement for approximately 104,000 square feet of office space in Hayward, California and began moving into the new facility towards the latter part of the second quarter of 2008. In lieu of a cash security deposit, the Company established an irrevocable standby letter of credit in the amount of $156,000 naming the landlord of the new facility as the beneficiary. Pursuant to the lease agreement, the Company received approximately $4.1 million in tenant improvement allowances and will receive incentives of approximately $1.2 million in rent abatements over the first two years of the lease. The Company has received $1.0 million in incentives as of January 2, 2009. The operating lease term for the new facility commenced on April 1, 2008, and will continue through April 1, 2015, with minimum monthly lease payments beginning at $119,000 and escalating annually after the first two years. The Company’s total future minimum lease payments over the term of the lease will be approximately $10.2 million.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of the various legal proceedings and claims cannot be predicted with certainty, the Company has not had a history of outcomes to date that have been material to the statement of operations and does not believe that any of these proceedings or other claims will have a material adverse effect on its consolidated financial condition or results of operations.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our filings with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), in connection with filing this Annual Report on Form 10-K, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of January 2, 2009, the end of the period covered by this report. Based upon our evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of January 2, 2009 as a result of the material weakness described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of January 2, 2009. In making this assessment, we used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our assessment of the Company’s internal control over financial reporting described above, we have identified the following control deficiency which represents a material weakness in the Company’s internal control over financial reporting as of January 2, 2009.

The Company did not maintain sufficient and qualified resources with the proper training and experience related to year end physical inventory count procedures at our new centralized manufacturing facility in Hayward, California and in the computation of inventory reserves with respect to the Company’s accounting policies and procedures in accordance with accounting principles generally accepted in the United States of America. Additionally, this control deficiency could result in misstatements of the Company’s financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

As a result of this material weakness, management has concluded that as of January 2, 2009, internal controls over financial reporting were not effective based on the criteria in Internal Control — Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal controls over financial reporting as of January 2, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Remediation of The Material Weakness in Internal Control Over Financial Reporting

In our form 10-Q/A filed on February 5, 2009 for the period ended September 26, 2008, we disclosed in Item 4, Controls and Procedures, that the Company did not maintain adequate controls to apply the Company’s accounting policies in accordance with accounting principles generally accepted in the United States of America. This control deficiency resulted in a misclassification of debt between current and non current liabilities in the Condensed Consolidated Balance Sheet as of September 26, 2008. With regard to the above described material weakness that existed as of September 26, 2008, we have implemented and executed our remediation plan, and as of January 2, 2009, this material weakness was successfully tested and deemed remediated.

We are in the process of determining the steps required to remediate the material weakness described above related to our year-end physical inventory count procedures and the computation of inventory reserves, however, we can not estimate the time required to complete these remediation steps.

Changes in Internal Control Over Financial Reporting

There have been no material changes, other than as noted above in our internal controls over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ultra Clean Holdings, Inc.
Hayward, California

We have audited Ultra Clean Holdings, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of January 2, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company did not maintain sufficient and qualified resources with the proper training and experience related to year end physical inventory count procedures at the Company’s new centralized manufacturing facility in Hayward, California and in the computation of inventory reserves with respect to the Company’s accounting policies and procedures in accordance with accounting principles generally accepted in the United States of America. Additionally, this control deficiency could result in misstatements of the Company’s financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended January 2, 2009, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 2, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 2, 2009, of the Company and our report dated March 18, 2009, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

San Jose, California
March 18, 2009

Item 9B.	Other Information

None.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2009 Annual Meeting of Stockholders.

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item concerning directors, including our audit committee financial expert, is incorporated by reference to the section entitled, “Election of Directors” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

For information with respect to Executive Officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers.”

The information required by the item with respect to Section 16(a) beneficial reporting compliance is incorporated by reference to the section entitled, “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

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

The information required by this item is incorporated by reference to the sections entitled “Executive Officer Compensation” and “Election of Directors” in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

This table summarizes our equity plan information as of January 2, 2009:

(c)
Number of Securities
Remaining Available
	(a)	(b)	for Future Issuance
	Number of Securities	Weighted-Average	Under Equity
	to be Issued Upon	Exercise Price of	Compensation Plans
	Exercise of	Outstanding	(Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected
Plan Category	Warrants and Rights	and Rights	in Column (a))

Equity compensation plans approved by security holders:(1)	2,143,742	$7.99	2,371,507
Equity compensation plans not approved by security holders	—	—	—

Total	2,143,742		2,371,507

(1)	Consists of the Amended and Restated Stock Incentive Plan and, for purposes of column (c), the Employee Stock Purchase Plan. The number of shares available under our Amended and Restated Stock Incentive Plan automatically increases each year, beginning January 1, 2005 through January 1, 2014, by an amount equal to the lesser of (i) 370,228 shares, (ii) 2% of the number of shares of the common stock outstanding on the date of the increase or (iii) an amount determined by the Board of Directors.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section entitled “Ratification of Independent Accountants” in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

1. Financial Statements:

2. Financial statement schedules not listed have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

Exhibit Index

Exhibit	Description

2.1	Agreement and Plan of Merger dated as of October 30, 2002, among Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., Mitsubishi Corporation, Mitsubishi International Corporation and Clean Merger Company(a)
2.2	Agreement and Plan of Merger and Reorganization dated as of June 29, 2006 by and among Sieger Engineering, Inc., Leonid Mezhvinsky, Ultra Clean Holdings, Inc., Bob Acquisition Inc., Pete Acquisition LLC, Leonid and Inna Mezhvinsky as trustees of the Revocable Trust Agreement of Leonid Mezhvinsky and Inna Mezhvinsky dated April 26, Joe and Jenny Chen as trustees of the Joe Chen and Jenny Chen Revocable Trust dated 2002, Victor Mezhvinsky, Victor Mezhvinsky as trustee of the Joshua Mezhvinsky 2004 Irrevocable Trust under Agreement dated June 4, 2004, David Hongyu Wu and Winnie Wei Zhen Wu as trustees of the Chen Minors Irrevocable Trust, Frank Moreman and Leonid Mezhvinsky as Sellers’ Agent(g)
3.1	Amended and Restated Certificate of Incorporation of Ultra Clean Holdings, Inc.(b)
3.2	Second Amended and Restated Bylaws of Ultra Clean Holdings, Inc.(i)
4.1	Amended and Restated Registration Rights Agreement dated as of June 29, 2006 among Ultra Clean, FP-Ultra Clean L.L.C. and the Sieger Shareholders(g)
10.1	Employment Agreement dated November 15, 2002 between Clarence L. Granger and Ultra Clean Holdings, Inc.(a)
10.2	Offer letter dated as of December 7, 2007 between Ultra Clean and David Savage(h)
10.3	Agreement to Preserve Corporate Opportunity dated as of June 29, 2006 between Ultra Clean and Leonid Mezhvinsky(g)
10.4	Amended and Restated 2003 Stock Incentive Plan(d)
10.5	Form of Stock Option Agreement(c)
10.6	Loan and Security Agreement dated as of June 29, 2006 among Silicon Valley Bank, Ultra Clean Technology Systems and Service, Inc., Bob Acquisition Inc. and Pete Acquisition LLC as amended through February 4, 2009
10.7	Unconditional Guaranty by Ultra Clean in favor of Silicon Valley Bank dated as of June 29, 2006(g)
10.8	Securities Pledge Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean(g)
10.9	Intellectual Property Security Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean(g)
10.10	Intellectual Property Security Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean Technology(g)
10.11	Employee Stock Purchase Plan (Restated as of October 21, 2004)(e)
10.12	Form of Indemnification Agreement between Ultra Clean Holdings, Inc. and each of its directors and executive officers(b)
10.13	Amendment No. 1 to Employment Agreement between Clarence L. Granger and Ultra Clean Holdings, Inc. dated March 2,2004(b)
10.14	Amendment No. 2 to Employment Agreement between Clarence L. Granger and Ultra Clean Holding, Inc. dated May 9, 2005(f)
10.15	Form of Award Agreement(c)
10.16	Severance Policy for Executive Officers (revised)
10.17	Form of Restricted Stock Unit Award Agreement(j)
10.18	Separation Agreement dated as of December 31, 2007 between the Company and Leonid Mezhvinsky(k)
10.19	Change of Control Severance Agreement dated as of July 28, 2008 by and between Ultra Clean Holdings, Inc. and Clarence L. Granger
10.20	Change of Control Severance Agreement dated as of July 28, 2008 by and between Ultra Clean Holdings, Inc. and David Savage
10.21	Change of Control Severance Agreement dated as of July 28, 2008 by and between Ultra Clean Holdings, Inc. and Jack Sexton

Exhibit	Description

21.1	Subsidiaries of Ultra Clean Holdings, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11904), filed January 14, 2004.

(b)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 2, 2004.

(c)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 8, 2004.

(d)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-114051), filed March 30, 2004.

(e)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2004.

(f)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed May 13, 2005.

(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 6, 2006.

(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed December 12, 2007.

(i)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed February 21, 2008.

(j)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2008.

(k)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 28, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultra Clean Holdings, Inc.

By:	/s/ Clarence L. Granger
Clarence L. Granger
Chairman & Chief Executive Officer

Date: March 18, 2009

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

Signature	Title	Date

/s/ Clarence L. Granger Clarence L. Granger	Chairman & Chief Executive Officer (Principal Executive Officer) and Director	March 18, 2009

/s/ Jack Sexton Jack Sexton	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2009

/s/ Leonid Mezhvinsky Leonid Mezhvinsky	Director	March 18, 2009

/s/ Brian R. Bachman Brian R. Bachman	Director	March 18, 2009

/s/ Susan H. Billat Susan H. Billat	Director	March 18, 2009

/s/ Kevin C. Eichler Kevin C. Eichler	Director	March 18, 2009

/s/ David T. ibnAle David T. ibnAle	Director	March 18, 2009

Exhibit Index

Exhibit	Description

2.1	Agreement and Plan of Merger dated as of October 30, 2002, among Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., Mitsubishi Corporation, Mitsubishi International Corporation and Clean Merger Company(a)
2.2	Agreement and Plan of Merger and Reorganization dated as of June 29, 2006 by and among Sieger Engineering, Inc., Leonid Mezhvinsky, Ultra Clean Holdings, Inc., Bob Acquisition Inc., Pete Acquisition LLC, Leonid and Inna Mezhvinsky as trustees of the Revocable Trust Agreement of Leonid Mezhvinsky and Inna Mezhvinsky dated April 26, Joe and Jenny Chen as trustees of the Joe Chen and Jenny Chen Revocable Trust dated 2002, Victor Mezhvinsky, Victor Mezhvinsky as trustee of the Joshua Mezhvinsky 2004 Irrevocable Trust under Agreement dated June 4, 2004, David Hongyu Wu and Winnie Wei Zhen Wu as trustees of the Chen Minors Irrevocable Trust, Frank Moreman and Leonid Mezhvinsky as Sellers’ Agent(g)
3.1	Amended and Restated Certificate of Incorporation of Ultra Clean Holdings, Inc.(b)
3.2	Second Amended and Restated Bylaws of Ultra Clean Holdings, Inc.(i)
4.1	Amended and Restated Registration Rights Agreement dated as of June 29, 2006 among Ultra Clean, FP-Ultra Clean L.L.C. and the Sieger Shareholders(g)
10.1	Employment Agreement dated November 15, 2002 between Clarence L. Granger and Ultra Clean Holdings, Inc.(a)
10.2	Offer letter dated as of December 7, 2007 between Ultra Clean and David Savage(h)
10.3	Agreement to Preserve Corporate Opportunity dated as of June 29, 2006 between Ultra Clean and Leonid Mezhvinsky(g)
10.4	Amended and Restated 2003 Stock Incentive Plan(d)
10.5	Form of Stock Option Agreement(c)
10.6	Loan and Security Agreement dated as of June 29, 2006 among Silicon Valley Bank, Ultra Clean Technology Systems and Service, Inc., Bob Acquisition Inc. and Pete Acquisition LLC as amended through February 4, 2009
10.7	Unconditional Guaranty by Ultra Clean in favor of Silicon Valley Bank dated as of June 29, 2006(g)
10.8	Securities Pledge Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean(g)
10.9	Intellectual Property Security Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean(g)
10.10	Intellectual Property Security Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean Technology(g)
10.11	Employee Stock Purchase Plan (Restated as of October 21, 2004)(e)
10.12	Form of Indemnification Agreement between Ultra Clean Holdings, Inc. and each of its directors and executive officers(b)
10.13	Amendment No. 1 to Employment Agreement between Clarence L. Granger and Ultra Clean Holdings, Inc. dated March 2,2004(b)
10.14	Amendment No. 2 to Employment Agreement between Clarence L. Granger and Ultra Clean Holding, Inc. dated May 9, 2005(f)
10.15	Form of Award Agreement(c)
10.16	Severance Policy for Executive Officers (revised)
10.17	Form of Restricted Stock Unit Award Agreement(j)
10.18	Separation Agreement dated as of December 31, 2007 between the Company and Leonid Mezhvinsky(k)
10.19	Change of Control Severance Agreement dated as of July 28, 2008 by and between Ultra Clean Holdings, Inc. and Clarence L. Granger
10.20	Change of Control Severance Agreement dated as of July 28, 2008 by and between Ultra Clean Holdings, Inc. and David Savage
10.21	Change of Control Severance Agreement dated as of July 28, 2008 by and between Ultra Clean Holdings, Inc. and Jack Sexton

Exhibit	Description

21.1	Subsidiaries of Ultra Clean Holdings, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11904), filed January 14, 2004.

(b)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 2, 2004.

(c)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 8, 2004.

(d)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-114051), filed March 30, 2004.

(e)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2004.

(f)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed May 13, 2005.

(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 6, 2006.

(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed December 12, 2007.

(i)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed February 21, 2008.

(j)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2008.

(k)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 28, 2008.