Form 10-Q
period 2009-04-03
ULTRA CLEAN HOLDINGS INC
filed 2009-05-13
CIK 1275014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2009
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
(510) 576-4400
Registrant’s telephone number, including area code
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares outstanding of the issuer’s common stock as of April 30, 2009: 21,355,542.

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	April 3,	January 2,
	2009	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,768	$29,620
Accounts receivable, net of allowance of $264 and $406, respectively	10,466	13,790
Inventory	37,893	39,814
Deferred income taxes	2,451	2,451
Prepaid expenses and other	5,208	8,817

Total current assets	85,786	94,492

Equipment and leasehold improvements, net	8,393	8,954
Other long-term assets:
Purchased intangibles, net	8,987	8,987
Other non-current assets	4,906	4,978

Total assets	$108,072	$117,411

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$2,654	$5,736
Accounts payable	10,693	11,275
Accrued compensation and related benefits	963	2,320
Deferred rent, current portion	503	401
Other current liabilities	1,742	1,563

Total current liabilities	16,555	21,295

Long-term debt	14,633	12,735
Deferred rent and other liabilities	4,894	4,982

Total liabilities	36,082	39,012

Commitments and contingencies (See note 8) Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 21,355,542 and 21,287,700 shares issued and outstanding, in 2009 and 2008, respectively	94,388	93,757
Common shares held in treasury, at cost, 601,944 shares	(3,337)	(3,337)
Accumulated deficit	(19,061)	(12,021)

Total stockholders’ equity	71,990	78,399

Total liabilities and stockholders’ equity	$108,072	$117,411

(See accompanying notes to condensed consolidated financial statements.)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three months ended
	April 3, 2009	March 28, 2008
Sales	$22,400	$92,357
Cost of goods sold	25,270	80,297

Gross profit (loss)	(2,870)	12,060

Operating expenses:
Research and development	916	785
Sales and marketing	1,030	1,633
General and administrative	5,342	6,630

Total operating expenses	7,288	9,048

Income (loss) from operations	(10,158)	3,012

Interest and other income (expense), net	(195)	(344)

Income (loss) before provision (benefit) for income taxes	(10,353)	2,668
Income tax provision (benefit)	(3,313)	779

Net income (loss)	$(7,040)	$1,889

Net income (loss) per share:
Basic	$(0.33)	$0.09
Diluted	$(0.33)	$0.09
Shares used in computing net income (loss) per share:
Basic	21,301	21,564
Diluted	21,301	22,067
(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three months ended
	April 3, 2009	March 28, 2008
Cash flows from operating activities:
Net income (loss)	$(7,040)	$1,889
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	663	1,135
Deferred income tax	—	(536)
Excess tax benefit from stock-based compensation	158	(105)
Stock-based compensation	789	1,129
Changes in assets and liabilities:
Accounts receivable, net of allowance	3,324	(12,912)
Inventory	1,921	931
Prepaid expenses and other	3,609	275
Other non-current assets	72	40
Accounts payable	(595)	1,387
Accrued compensation and related benefits	(1,357)	741
Income taxes payable	—	1,091
Other liabilities	42	414

Net cash provided by (used in) operating activities	1,586	(4,521)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(89)	(3,567)

Net cash provided by (used in) investing activities	(89)	(3,567)

Cash flows from financing activities:
Principal payments on capital lease obligations	(7)	(7)
Proceeds from bank borrowings	3,600	—
Principal payments on short-term debt	(4,101)	—
Principal payments on long-term debt	(683)	(836)
Excess tax benefit from stock-based compensation	(158)	105
Proceeds from issuance of common stock	—	347

Net cash used in financing activities	(1,349)	(391)

Net increase (decrease) in cash	148	(8,479)
Cash and cash equivalents at beginning of period	29,620	33,447

Cash and cash equivalents at end of period	$29,768	$24,968

Supplemental items:
Cash paid during the period for:
Income taxes paid	$—	$229
Interest paid	$276	$379
Non-cash investing activities:
Fixed asset purchases included in accounts payable	$13	$47
(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization, Basis of Presentation and Significant Accounting Policies
     Organization — Ultra Clean Holdings, Inc. (the “Company”) is a developer and supplier of critical delivery subsystems, primarily for the semiconductor capital equipment industry, producing primarily gas delivery systems, chemical mechanical planarization (“CMP”) subsystems, chemical delivery modules, frame and top plate assemblies and process modules. The Company also leverages the specialized skill sets required to support semiconductor capital equipment to serve the technologically similar markets in the flat panel, solar and medical device industries. The Company’s products improve efficiency and reduce the costs of our customers’ design and manufacturing processes. The Company’s customers are primarily original equipment manufacturers (“OEMs”) of semiconductor capital equipment.
     Basis of Presentation — The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). This financial information reflects all adjustments which are, in the opinion of the Company, normal, recurring and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The Company’s January 2, 2009 balance sheet data were derived from audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated from the information provided.
     The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended January 2, 2009, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2009. The Company’s results of operations for the three months ended April 3, 2009 are not necessarily indicative of the results to be expected for any future periods.
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
     Certain Significant Risks and Uncertainties — The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, any of the following areas could have a negative effect on the Company in terms of its future financial position, results of operations or cash flows: the general state of the U.S. and world economies, the highly cyclical nature of the industries the company serves; the loss of any of a small number of customers; ability to obtain additional financing; pursuing acquisition opportunities; regulatory changes; fundamental changes in the technology underlying semiconductor, flat panel, solar and medical device manufacturing processes or manufacturing equipment; the hiring, training and retention of key employees; successful and timely completion of product design efforts; and new product design introductions by competitors.
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
     The Company had significant sales to four customers: Applied Materials, Inc., Intuitive Surgical, Inc., Lam Research Corporation and Novellus Systems, Inc., two of which accounted for 10% or more of sales for the three months ended April 3, 2009. Sales to each of these customers as a percentage of total sales were as follows:

	Three months ended
	April 3,	March
	2009	28, 2008
Customer A	8.3%	27.5%
Customer B	4.2%	11.7%
Customer C	24.8%	7.2%
Customer D	47.9%	44.3%

Total	85.3%	90.7%
     These four significant customers represented a combined total of 80.5% of accounts receivable at April 3, 2009, 74.9% of whose individual accounts receivable balances were greater than 10%.
     Fair Value of Financial Instruments — The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and bank borrowings. The carrying value of these instruments approximates their fair value because of their short-term nature.
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

	Three months ended
	April 3,	March 28,
	2009	2008
Beginning balance	$164	$220
Additions related to sales	(28)	8
Warranty claims	(44)	(38)

Ending balance	$92	$190

     Revenue Recognition — Product revenue is generally recorded upon shipment. In arrangements which specify title transfer upon delivery, revenue is not recognized until the product is delivered. The Company recognizes revenue when persuasive evidence of an arrangement exists, shipment has occurred, price is fixed or determinable and collectability is reasonably assured. If the Company has not substantially completed a product or fulfilled the terms of a sales agreement at the time of shipment, revenue recognition is deferred until completion. The Company’s standard arrangement for our customers includes a signed purchase order or contract, no right of return of delivered products and no customer acceptance provisions.
     The Company assesses collectability based on the credit worthiness of the customer and past transaction history. The Company performs on-going credit evaluations of customers and does not require collateral from customers.
     Research and Development Costs — Research and development costs are expensed as incurred.
     Net Income (loss) per Share — Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options and restricted stock using the treasury stock method, except when such shares are anti-dilutive.

     Comprehensive Income — In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company reports by major components, and as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income (loss) for all periods presented was the same as net income (loss).
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
     Stock-Based Compensation and Deferred Stock-Based compensation — The Company maintains stock-based compensation plans which allow for the issuance of equity-based awards to executives and certain employees. These equity-based awards include stock options, restricted stock awards and restricted stock units. The Company also maintains an employee stock purchase plan (“ESPP”) that provides for the issuance of shares to all eligible employees of the Company at a discounted price.
     The Company applies the fair value recognition provisions of SFAS 123(R). The exercise price of each stock option equals the market price of the Company’s stock on the date of grant. The weighted average estimated fair value of employee stock option grants for the three months ended April 3, 2009, and March 28, 2008, was $0.51 and $4.71, respectively. The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting periods on a straight-line basis over a weighted average period of four years and will be adjusted for subsequent changes in estimated forfeitures and future option grants. Most options are scheduled to vest over four years and expire no later than ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected term of the awards; the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company estimates the expected term of share-based awards granted based, in part, on the Company’s historical option term experience. The Company estimates the volatility of its common stock based upon the Company’s historical stock price volatility over the length of the expected term of the options. The Company bases the risk-free interest rate that it uses in the option valuation model on U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. The Company also considers, each quarter, whether there have been any significant changes in facts and circumstances that would affect its forfeiture rate.
     The weighted average assumptions used in the model are outlined in the following table:

	Three months ended
	April 3,	March 28,
	2009	2008
Dividend yield	0.0%	0.0%
Expected volatility	50.0%	50.0%
Risk-free interest rate	2.0%	2.9%
Expected life (in years)	5.0	5.0
     Stock-based compensation expense from stock options and the related income tax benefit from the expense recognized under SFAS 123(R) were $0.8 million and $0.3 million, respectively, for the quarter ended April 3, 2009, and $1.1 million and $0.3 million, respectively, for the quarter ended March 28, 2008.
     The following table shows the Company’s stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three months ended
	April 3,	March 28,
	2009	2008
Cost of sales	$208	$255
Research and development	(11)	64
Sales and marketing	67	35
General and administrative	525	775

	789	1,129
Income tax benefit	(252)	(329)

Total stock-based compensation expense	$537	$800
     The following table summarizes information with respect to options outstanding at April 3, 2009:

Number of
Shares
Options outstanding at January 2, 2009	2,145,882
Granted	1,041,500
Exercised	—
Canceled	(24,301)

Options outstanding at April 3, 2009	3,163,081

     The total unamortized expense of the Company’s unvested options as of April 3, 2009, is $2.8 million.
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
Restricted Stock Units and Restricted Stock Awards
     During the first quarter of fiscal 2008, the Company began granting Restricted Stock Units (“RSU’s”) to employees as part of the Company’s long term equity compensation plan. These RSU’s are granted to employees with a per share or unit purchase price of zero dollars and either have time based or performance based vesting. RSU’s typically vest over three years, subject to the employee’s continued service with the Company. For purposes of determining compensation expense related to these RSU’s, the fair value is determined based on the closing market price of the Company’s common stock on the date of award. The expected cost of the grant is reflected over the service period, and is reduced for estimated forfeitures. No RSU’s were granted during the first quarter ended April 3, 2009. As of April 3, 2009, $1.5 million of unrecognized stock-based compensation cost related to RSU’s remains to be amortized and is expected to be recognized over an estimated period of three years.
     On May 31, 2008, the Company issued 37,500 shares of restricted stock awards to its outside directors. The fair value of the shares was determined using the Company’s closing market price on the date of grant. These shares fully vest on the one year anniversary of the date of grant. The total unamortized expense of the Company’s unvested restricted stock awards as of April 3, 2009, is $0.1 million.
     The following table summarizes the Company’s restricted stock unit and restricted stock award activity for the three months ended April 3, 2009 (in thousands):

Number of
Shares
Unvested restricted stock units and restricted stock awards at January 2, 2009	448
Granted	—
Vested	(65)
Forfeited	(67)

Unvested restricted stock units and restricted stock awards at April 3, 2009	316

     Impairment of Other Long-lived Assets — Purchased intangibles consist of tradenames acquired as part of a purchase business combination. Critical estimates in valuing certain intangible assets include, but are not limited to: future expected cash flows from customer contracts; acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed; the market position of the acquired products; and assumptions about the period of time the tradename will continue to be used in the Company’s product portfolio. Based upon these estimates, the tradename asset was assigned an indefinite life and is not being amortized.
     Recently Issued Accounting Standards — In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’ ”. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its consolidated financial statements, results of operations and cash flows.
     In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for the Company for fiscal years beginning January 1, 2009. The adoption of FSP 142-3 did not have a material impact on its consolidated financial position, results of operations and cash flows.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R” and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 141R changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. The provisions of SFAS 141R and SFAS 160 are effective for the Company for fiscal years beginning January 1, 2009. The adoption of SFAS No. 141R did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
     In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP157-2, “Effective Date of FASB Statement No. 157 “ (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope, and was effective upon initial adoption of SFAS No. 157. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The provisions of FSP 157-1 and FSP 157-2 are effective for the Company for fiscal years beginning January 1, 2009. The adoption of FSP 157-1 and FSP 157-2 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

2. Balance Sheet Information (in thousands)
Inventory consisted of the following (in thousands):

	April 3,	January 2,
	2009	2009
Raw materials	$34,558	$32,464
Work in process	6,830	10,008
Finished goods	1,620	1,672

	43,008	44,144
Reserve for obsolescence	(5,115)	4,330)

Total	$37,893	$39,814

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	April 3,	January 2,
	2009	2009
Computer equipment and software	$5,953	$5,858
Furniture and fixtures	443	425
Machinery and equipment	5,258	5,368
Leasehold improvements	9,574	10,893

	21,228	22,544
Accumulated depreciation and amortization	(12,835)	(13,590)

Total	$8,393	$8,954

3. Borrowing Arrangements
     In the second quarter of 2006, we entered into a borrowing arrangement and a term loan (“Loan Agreement”). The Loan Agreement provided senior secured credit facilities in an aggregate principal amount of up to $32.5 million, consisting of a $25.0 million Revolving Line of Credit and a $7.5 million term loan (“Original Term Loan”). The outstanding balance of the Revolving Line of Credit as of April 3, 2009 was approximately $11.5 million. The balance of our Original Term Loan as of April 3, 2009 was $0.6 million and will expire on June 29, 2009.
     Interest rates on outstanding loans under the credit facilities ranged from 3.5% to 4.25% per annum during the quarter ended April 3, 2009 and were 4.25% per annum as of April 3, 2009.
     The Company also has a $5.0 million equipment loan that is secured by certain of its equipment and expires May 2011. The interest rate and outstanding balance on the equipment loan was 7.6% and $2.2 million, respectively, as of April 3, 2009.
     The combined balance outstanding on the Loan Agreement and equipment loan at April 3, 2009 was $17.3 million.
     On February 4, 2009, the Company amended its Loan Agreement consisting of a reduction of the revolving credit facility from $25.0 million to $20.0 million while extending its maturity to January 29, 2012, and a new $3.0 million three-year term loan, as amended, also maturing on January 29, 2012. The aggregate amount of the revolving credit facility is subject to a borrowing base equal to 80% of eligible accounts receivable and 45% of eligible inventory (total eligible inventory not to exceed $2.5 million) and is secured by substantially all of our assets. The revolving credit facility bears interest per annum at a variable rate equal to the greater of the bank’s stated prime rate or 4% plus a margin of 25 basis points. The new term loan, as amended, bears interest per annum at a variable rate equal to the greater of the bank’s stated prime rate or 4% plus a margin of 75 basis points. The revolving credit facility contains certain reporting and financial covenants, including minimum tangible net worth and liquidity ratios, that must be met on a monthly basis in order for the Company to remain in compliance. We are currently in compliance with all covenants in our loan agreement. In February 2009, we were not in compliance with a particular financial covenant, however we received a waiver from our bank.
4. Restructuring
     During the current quarter of 2009, the Company recorded restructuring charges related to consolidation of its Portland, Oregon facilities under the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Restructuring charges were recorded as general and administrative expense of $215,000 based on the estimated fair value of the non-cancelable lease costs, less estimated future sublease income, which will be paid over the estimated vacancy periods through fiscal 2010. The Company’s estimated costs to exit these facilities are based on available commercial data. The actual loss incurred in exiting these facilities could be different from the Company’s estimates.
5. Income Tax

     The Company’s income tax provision (benefit) for the three months ended April 3, 2009 and March 28, 2008 was ($3,314,000) and $779,000, respectively.
     The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	Three months ended
	April 3,	March 28,
	2009	2008
Balance as of the beginning of period	$428	$750
Increases related to current year tax positions	—	—
Expiration of the statute of limitations for the assessment of taxes	—	—

Balance as of the end of period	$428	$750

     The Company’s 2005 state income tax return is currently under examination by the California Franchise Tax Board (“CFTB”) and the Company’s 2006 tax return is currently under examination by the CFTB and the Internal Revenue Service. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for fiscal years 2007 and 2008 and the Company’s state income tax returns are open to audit under the statute of limitations for the fiscal years 2005 through 2008.
     The Company’s ability to realize deferred tax assets depends on its ability to generate sufficient taxable income of the same character within the carryback or carryforward periods. In assessing future GAAP taxable income, the Company has considered all sources of taxable income available to realize its deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax-planning strategies. If changes occur in the assumptions underlying the Company’s tax planning strategies or in the scheduling of the reversal of the Company’s deferred tax liabilities, the valuation allowance may need to be adjusted in the future.
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
     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended
	April 3,	March 28,
	2009	2008
Numerator:
Net income (loss)	$(7,042)	$1,889
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	21,332	21,589
Weighted average common shares outstanding subject to repurchase	(31)	(25)

Shares used in computing basic Net income (loss) per share	21,301	21,564
Shares used in computation — diluted:
Shares used in computing basic Net income (loss) per share	21,301	21,564
Dilutive effect of common shares outstanding subject to repurchase	—	25
Dilutive effect of options outstanding	—	478

Shares used in computing diluted Net income (loss) per share	21,301	22,067
Net income (loss) per share — basic	$(0.33)	$0.09
Net income per share (loss) — diluted	$(0.33)	$0.09

     The Company had securities outstanding which could potentially dilute basic earnings per share in the future; however, the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive. 2.1 million and 0.9 million shares as of April 3, 2009 and March 28, 2008, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.
7. Related Party Transactions
     The Company leases a facility from an entity controlled by one of the Company’s board members. The Company incurred rent expense resulting from the lease of this facility of $67,000 and $65,000 for the three months ended April 3, 2009 and March 28, 2008, respectively.
     The spouse of one of the Company’s executives is the sole owner of the Company’s primary travel agency. The Company incurred fees for travel-related services, including the cost of airplane tickets, of $54,000 and $84,000 for the three months ended April 3, 2009 and March 28, 2008, respectively.
8. Commitments and Contingencies
     The Company had commitments to purchase inventory totaling approximately $2.9 million at April 3, 2009.
     In September 2007, the Company entered into a facility lease agreement for approximately 104,000 square feet of office space in Hayward, California and began moving into the new facility towards the latter part of the second quarter of 2008. In lieu of a cash security deposit, the Company established an irrevocable standby letter of credit in the amount of $156,000 naming the landlord of the new facility as the beneficiary. Pursuant to the lease agreement, the Company received approximately $4.1 million in tenant improvement allowances and will receive incentives of approximately $1.2 million in rent abatements over the first two years of the lease. The Company has received approximately $1.0 million in incentives as of April 3, 2009. The operating lease term for the new facility commenced on April 1, 2008, and will continue through April 1, 2015, with minimum monthly lease payments beginning at $119,000 and escalating annually after the first two years. The Company’s total future minimum lease payments over the term of the lease will be approximately $10.2 million.
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
ITEM 2. Management’s Discussion And Analysis of Financial Condition And Results Of Operations
     This section and other parts of this quarterly report on Form 10-Q contain forward-looking statements regarding future events and our future results. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the result discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in “Item 1A — Risk Factors” below. The following discussion should be read in conjunction with the consolidated financial statement and notes thereto included in Item 1 of this report. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Overview
     We are a leading developer and supplier of critical subsystems, primarily for the semiconductor capital equipment industry. We also leverage the specialized skill sets required to support semiconductor capital equipment to serve the technologically similar markets in the flat panel, solar and medical device industries, collectively referred to as “Other Addressed Industries”. We develop, design, prototype, engineer, manufacture and test subsystems which are highly specialized and tailored to specific steps in the semiconductor manufacturing process as well as the manufacturing process in Other Addressed Industries. Our revenue is derived primarily from the sale of gas delivery systems, CMP subsystems, chemical delivery modules, top-plate assemblies, frame assemblies, process modules and other high level assemblies.
     The recent weakening global economy, severe tightening of the credit markets and turmoil in the financial markets are contributing to slowdowns in the markets we serve. Uncertainty regarding future growth in economies throughout the world have caused companies to reduce capital investment, the impact of which has been particularly severe in the semiconductor capital equipment industry. This economic uncertainty has led our customers to push out, cancel, or refrain from placing orders with us, which in turn has reduced our sales and negatively impacted our cash flow. Our sales were $22.4 million in the first quarter of fiscal 2009 compared to $92.4 million in the same period of the previous year. Four customers: Applied Materials, Inc., Intuitive Surgical, Inc., Lam Research Corporation and Novellus Systems, Inc., accounted for 85% the first quarter of fiscal 2009 and 88% of our sales for all of fiscal year 2008. We incurred a net loss of $7.0 million in the first quarter of fiscal 2009 and $52.4 million for the year ended January 2, 2009, which included a charge for impairment of goodwill and other long-lived assets of $55.1 million, and we expect to incur additional losses in the future.

Financial Highlights
     Our operating results for the three ended April 3, 2009, compared to the same period in the prior year reflects a decrease in demand of our products as a result of an overall slowdown in the worldwide economy and semiconductor capital equipment market. Sales for the three months ended April 3, 2009 were $22.4 million, a decrease of $70.0 million, or 75.7%, from the same quarter of 2008. Gross profit (loss) in the first quarter of 2009 decreased $14.9 million, or 123.8%, to $(2.9) million, or (12.8)% of sales, from $12.1 million, or 13.1% of sales, in the first quarter of 2008. Total operating expenses in the first quarter of 2009 decreased to $7.3 million, or 32.5% of sales, from $9.0 million, or 9.8% of sales, compared to the first quarter of 2008. We incurred a net loss during the first quarter of 2009 of $7.0 million compared to net income of $1.9 million for the same period in 2008 as a result of decreased sales and gross profits earned during the current quarter.
Results of Operations
     For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in our quarterly report.

	Three months ended
	April 3,	March 28,
	2009	2008
Sales	100.0%	100.0%
Cost of goods sold	112.8%	86.9%

Gross profit (loss)	(12.8)%	13.1%
Operating expenses:
Research and development	4.1%	0.8%
Sales and marketing	4.6%	1.8%
General and administrative	23.8%	7.2%

Total operating expenses	32.5%	9.8%

Income (loss) from operations	(45.3)%	3.3%

Interest and other income (expense), net	(.9)%	(0.4)%

Income before provision (benefit) for income taxes	(46.2)%	2.9%
Income tax provision (benefit)	(14.8)%	0.8%

Net income (loss)	(31.4)%	2.0%

Sales
     Sales in the first quarter of 2009 decreased $70.0 million, or 75.7%, to $22.4 million from $92.4 million in the first quarter of 2008. The decrease in sales for the three month period reflects a decrease in semi-conductor equipment demand as a result of the overall slowdown in the industry. We expect sales to be relatively flat in the second quarter of 2009.
Gross Profit
     Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold. Gross profit (loss) for the three months ended April 3, 2009 decreased to ($2.9) million, or (12.8)% of sales, from a gross profit of $12.1 million, or 13.1% of sales, for the same period in 2008.
     Our gross margin for the three months ended April 3, 2009 decreased from the comparable period in 2008 due primarily to declining unit volume manufactured due to declining sales during the first quarter of fiscal 2009, lower factory utilization and employee severance charges resulting from a series of decreases in headcount.
Research and Development Expense
     Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the first quarter of 2009 increased $0.1 million, or 16.7%, to $0.9 million, or 4.1% of sales, compared to $0.8 million, or 0.8% of sales in the same quarter in 2008. The increase in expense is primarily due to the reassignment of existing resources to new product development activities.
Sales and Marketing Expense
     Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the first quarter of 2009 was $1.0 million, or 4.6% of sales, compared to $1.6 million, or 1.8% of sales, in the same quarter of 2008. The increase in percent of sales is due to a decrease in sales during the first quarter of 2009. The decrease in dollars is due to primarily to reduced payroll and related benefit costs due to a series of decreases in headcount as well as a decrease in depreciation expense associated with the impairment of long-term assets the Company took in the fourth quarter of fiscal 2008.
General and Administrative Expense
     General and administrative expense consists primarily of salaries and overhead associated with our administrative staff and professional fees. General and administrative expense decreased approximately $1.3 million, or 19.4% in the first quarter of 2009 to $5.3 million, or 23.9% of sales, compared with $6.6 million, or 7.2% of sales, in the same quarter of 2008. The decrease in dollars is due to primarily to reduced payroll and related benefit costs due to a series of decreases in headcount as well as a decrease in depreciation expense associated with the impairment of long-term assets the Company took in the fourth quarter of fiscal 2008. The increase in percent of sales in the first quarter of fiscal 2009 is due to a decrease in sales compared to the same period of fiscal 2008.
Interest and Other Income (Expense), net
     Interest and other income (expense), net for the first quarter of 2009 was $(0.2) million compared to $(0.3) million in the first quarter of 2008. The decrease in net expense for the three months ended April 3, 2009 is primarily attributable to a lower debt balance and lower interest rates in the first quarter of 2009 compared to the same period in 2008.
Income Tax Provision
     Our effective tax rate for the quarters ended April 3, 2009 and March 28, 2008 was 32.0% and 29.2%, respectively. The change in respective rates reflects, primarily, a change in the geographic mix of worldwide earnings and financial results for first quarter of 2009 compared to the same period in 2008.
     The Company’s ability to realize deferred tax assets depends on its ability to generate sufficient taxable income of the same character within the carryback or carryforward periods. In assessing future GAAP taxable income, the Company has considered all sources of taxable income available to realize its deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax-planning strategies. If changes occur in the assumptions underlying the Company’s tax planning strategies or in the scheduling of the reversal of the Company’s deferred tax liabilities, the valuation allowance may need to be adjusted in the future.
Liquidity and Capital Resources
     We have funded our operations through financing activities and operations and we require capital principally to fund our working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of April 3, 2009, we had cash of $29.8 million compared to $29.6 million as of January 2, 2009.
     For the quarter ended April 3, 2009 we generated cash from operating activities of $1.6 million compared to $4.5 million of cash used in operating activities for the same period in the prior year. Operating cash flows were favorably impacted by net non-cash activity of $1.6 million, including depreciation and amortization of $0.7 million and stock-based compensation of $0.8 million, decreases in accounts receivable, inventory and prepaids and other of $3.3 million, $1.9 million and $3.6 million, respectively, and were unfavorably impacted by an decrease in accrued compensation and related benefits of $1.4 million.
     Cash flows from investing activities increased $3.5 million when comparing the first quarter of fiscal 2009 to the same period in fiscal 2008 due primarily to a reduction in capital spending.
     Net cash used in financing activities for the first quarter of fiscal 2009 increased $1.0 million to $1.3 million from $0.4 million in the same quarter of the prior year. Our use of cash in financing activities was primarily due to payments on short-term and long-term debt of $0.1 million and $4.1 million, respectively, offset by proceeds from bank borrowings of $3.0 million.
     During fiscal 2008 and into the first quarter of fiscal 2009, we took steps to reduce our operating costs in line with our declining revenues in the form of factory shutdowns, reductions in headcount and other cost-cutting measures. We will continue to monitor the state of the current economic crisis and its impact on our business and will make additional cost reductions as deemed necessary to align revenues and expenses and ensure we maintain sufficient funds to effectively run the business. We anticipate that our existing cash balances and operating cash flow, together with available borrowings under our credit facility as amended on February 4, 2009 (see “Borrowing Arrangements” below) will be sufficient to meet our working capital requirements and technology development projects for at least the next twelve months. The adequacy of these resources to meet our liquidity needs beyond that period will depend on our growth, the state of the worldwide economy, the cyclical expansion or contraction of the semiconductor capital equipment industry and the other industries we serve and capital expenditures required to meet possible increased demand for our products.
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
     The following table summarizes our future minimum lease payments and principal payments under debt obligations, in thousands, as of April 3, 2009. Of the $12.7 million in operating leases, $236,000, which is net of estimated sublease income of $147,000, is included in other accrued liabilities, as of April 3, 2009.

	2009	2010	2011	2012	2013	Thereafter	Total
Capital lease	$6	$—	$—	$—	$—	$—	$6
Operating lease (1)	2,326	2,405	1,929	1,813	1,9201	2,333	12,726
Borrowing arrangements	2,159	2,008	1,443	11,677	—	—	17,287

Total (2)	$4,491	$4,413	$3,372	$13,490	$1,920	$2,333	$30,019

(1)	Operating lease expense reflects (a) the lease for our headquarters facility in Hayward, California; (b) the lease for a manufacturing facility in Portland, Oregon that expires on October 31, 2010 net of estimated sublease rental income; (c) the leases for manufacturing facilities in South San Francisco that expire in 2009 and 2010; (d) the leases for manufacturing facilities in Austin, Texas that expire in 2010 and 2011. We have options to renew certain of the leases in South San Francisco, which we expect to exercise.

(2)	We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on December 30, 2006. As a result of the implementation of FIN 48, we have recorded an additional tax liability of $428,000 to offset the recognition of previously recorded excess tax benefits. Because of the uncertainty surrounding the future payment of these liabilities, the amounts have been excluded from the table above.

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
Inventory Valuation
     We value our inventories at the lesser of standard cost, determined on a first-in, first-out basis, or market. We assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts on a periodic basis. Obsolete inventory or inventory in excess of our estimated usage is written-down to its estimated market value less costs to sell, if less than its cost. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specific identified inventory in excess of established usage. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If actual market conditions are less favorable than our projections, additional inventory write-downs may be required. If the inventory value is written down to its net realizable value, and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold either as a component of a subsystem or as separate inventory. For the year ended January 2, 2009 we wrote off $0.7 million in inventory determined to be obsolete.

Accounting for Income Taxes
     The determination of our tax provision is subject to judgments and estimates. FAS No.109, Accounting for Income Taxes (“FAS 109”) states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. In determining whether the Company’s deferred tax asset is realizable, the Company weighed all available evidence, including both positive and negative evidence. The realization of deferred tax assets depends upon the existence of sufficient taxable income of the same character during the carryback or carryforward period. The Company has considered all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carry forwards, taxable income in carry back years and tax-planning strategies. We have not recorded any valuation allowance related to our deferred tax assets since it is more likely than not we will utilize our deferred income taxes in the future. If we do not generate sufficient future income, the realization of these deferred tax assets may be impaired, resulting in an additional income tax expense.
     FAS 109 indicates that a tax planning strategy is an action that management ordinarily might not take but would take, if necessary, to realize a tax benefit before it expires. These are actions that are prudent and feasible and would result in the realization of deferred tax assets. Examples include, but are not limited to, changing the character of taxable or deductible amounts from ordinary income or loss to capital gain or loss or accelerating taxable amounts. While no commitments to implement any strategy have been made, prudent and feasible strategies could generate taxable income in the foreseeable future and were considered in the assessment of the realization of the Company’s deferred tax assets.
     In determining the appropriate valuation allowance, if any, certain judgments are made by management relating to recoverability of deferred tax assets, use of tax loss and tax credit carryforwards, levels of expected future taxable income and available tax planning strategies. The assumptions in making these judgments are updated periodically by management based on current business conditions that affect the Company and overall economic conditions. These management judgments are therefore subject to change based on factors that include, but are not limited to, changes in expected capital gain income in the foreseeable future and the ability of the Company to successfully execute its tax planning strategies.
     The Company’s 2005 state income tax return is currently under examination by the California Franchise Tax Board (“CFTB”) and the Company’s 2006 tax return is currently under examination by the CFTB and the Internal Revenue Service. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for fiscal years 2007 and 2008 and the Company’s state income tax returns are open to audit under the statute of limitations for the fiscal years 2005 through 2008.
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
Valuation of Intangible Assets
     We evaluate our intangible assets in accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, at least annually, for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as an adverse change in our business climate or a decline in the overall industry, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has one intangible, indefinite-life asset: Tradename. Factors we consider important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. The provisions of SFAS No. 142 require an impairment test annually or more frequently if impairment indicators arise. In testing for a potential impairment of other intangible assets, the provisions of SFAS No. 142 require the application of a fair value based test at the reporting unit level. We operate in one reportable segment and have one reporting unit. Therefore, the entire intangible asset value is considered on an enterprise basis and the first step of the impairment test prescribed by SFAS No. 142 requires a comparison of our fair value to our book value. If the estimated fair value is less than the book value, SFAS No. 142 requires an estimate of the fair value of all identifiable assets and liabilities of the business, in a manner similar to a purchase price allocation for an acquired business. Potential intangible asset impairment is measured based upon this two-step process.
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS No. 144), the Company tests its other long-lived assets, including property, equipment and leasehold improvements for recoverability whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. The Company assesses the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company will estimate the fair value of the asset group using the income approach, which is the present value technique used to measure the fair value of future cash flow produced by each asset group, and compare it to its carrying value. The excess of the carrying value over the fair value is allocated pro rata to derive the adjusted carrying value. The adjusted carrying value of each asset in the asset group is not reduced below its fair value.
     The process of evaluating the potential impairment of long-lived assets is subjective and requires significant judgment on matters such as, but not limited to, the reporting unit at which long-lived assets should be measured for impairment and the asset group to be tested for recoverability. The Company is also required to make estimates that may significantly impact the outcome of the analyses. Such estimates include, but are not limited to, future operating performance and cash flows, cost of capital, terminal values, control premiums and remaining economic lives of assets.
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
Interest Rates
     Our interest rate risk relates primarily to our third party debt which totals $17.3 million as of April 3, 2009, and carries interest rates pegged to the LIBOR and PRIME rates. An immediate increase in interest rates of 100 basis points would increase our interest expense by approximately $43,000 per quarter. This would be partially offset by increased interest income on our invested cash. Conversely, an immediate decline of 100 basis points in interest rates would decrease our interest expense by approximately $43,000 per quarter. This would be partially offset by decreased interest income on our invested cash.
ITEM 4. Controls and Procedures
     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that due to the material weakness described below, we did not have effective disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. The following material weakness has been identified:
•	The Company did not maintain sufficient and qualified resources with the proper training and experience related to year-end physical inventory count procedures at our new centralized manufacturing facility in Hayward, California and in the computation of inventory reserves with respect to the Company’s accounting policies and procedures in accordance with accounting principles generally accepted in the United States of America.
     This material weakness was previously reported in our 2008 Form 10-K filed with the SEC on March 19, 2009. We are in the process of determining the steps required to remediate this material weakness, however, we can not estimate the time required to complete these remediation steps.
     As required by Rule 13a-15(d), management, including the Chief Executive Officer and Principal Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to the material weakness described above, during the period covered by this quarterly report on Form 10-Q, we made the following change to our internal controls over financial reporting that is reasonably likely to materially effect our internal control over financial reporting:
•	We hired a new Director of Materials in our Hayward location to oversee all areas of our inventory operations, including cycle counting and physical inventory count procedures.
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
     The recent weakening global economy, severe tightening of the credit markets and turmoil in the financial markets are contributing to slowdowns in the industries in which we operate. Such slowdowns are expected to worsen if these economic conditions are prolonged or deteriorate further. Reduced growth and uncertainty regarding future growth in economies throughout the world have caused companies to reduce capital investment and may in the future cause further reduction of such investments. These reductions have often been particularly severe in the semiconductor capital equipment industry. Economic uncertainty has led to historically low consumer confidence levels and has caused and may in the future cause our customers to push out, cancel, or refrain from placing orders with us, which in turn would further reduce our sales and negatively impact our cash flow. Our sales were $22.4 million in the first quarter of 2009 and $266.9 million for fiscal year 2008 compared to $92.4 million in the first quarter of fiscal 2008 and $403.8 million for fiscal year 2007, and we can not predict when our business will improve. We incurred a net loss of $7.0 million during the first quarter of fiscal 2009 and $52.4 million, which included a charge for impairment of goodwill and other long-lived assets of $55.1 million, for the year ended January 2, 2009, and we expect to incur additional losses in the future. While there can be no assurance as to when the current economic slowdown will end, a period of recovery may nonetheless result in significant fluctuations in customer orders. In the recent period of declining demand, there is a greater risk that we acquire inventory in excess of levels demanded by our customers, which could cause us to incur excess or obsolete inventory charges. Also, as a result of the weakening global economy, certain of our suppliers may be forced out of business, which would require us to either procure products from high-cost suppliers, or if no additional suppliers exist, to reconfigure the design and manufacture of our products, and we may be unable to fulfill some customer orders. Furthermore, the tightening of credit in financial markets may delay or prevent our customers from securing funding adequate to operate their businesses and purchase our products.
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
     Our business and operating results depend in significant part upon capital expenditures by manufacturers of semiconductors, flat panel displays, solar and medical devices, which in turn depend upon the current and anticipated market demand for such products. Historically, the industries we serve (in particular the semiconductor industry) have been highly cyclical, with recurring periods of over-supply of products that have had a severe negative effect on the demand for capital equipment used to manufacture such products. We have experienced and anticipate that we will continue to experience significant fluctuations in customer orders for our products through such cycles. Slowdowns in the industries we serve have had, and future slowdowns may also have, a material adverse effect on our operating results. During periods of decreasing demand for our products, we must be able to appropriately align our cost structure with prevailing market conditions, effectively manage our supply chain and motivate and retain employees. During periods of increasing demand, we must increase manufacturing capacity and inventory to meet customer demands, effectively manage our supply chain and attract, retain and motivate a sufficient number of qualified employees. If we are not able to timely and appropriately adapt to the changes in our business environment, our results of operations will be harmed. Also, the cyclical and volatile nature of the industries we serve make future revenues, results of operations and net cash flows difficult to estimate.
We rely on a small number of customers for a significant portion of our sales, and any impairment of our relationships with these customers would adversely affect our business.
     A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. Collectively, Applied Materials, Inc., Intuitive Surgical, Inc., Lam Research Corporation and Novellus Systems, Inc., have accounted for 88% of our sales in each of our fiscal years 2008, 2007 and 2006, respectively. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by any one of these customers. Our customer contracts generally do not require them to place any orders with us. Consolidation among our customers, or a decision by any one or more of our customers to outsource all or most manufacturing and assembly work to a single equipment manufacturer, may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on an even smaller number of customers.
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
     Our quarterly revenue and operating results have fluctuated significantly in the past, and we expect them to continue to fluctuate in the future for a variety of reasons which may include:
•	demand for and market acceptance of our products as a result of the cyclical nature of the industries we serve or otherwise, often resulting in reduced sales during industry downturns and increased sales during periods of industry recovery;

•	Overall economic conditions;

•	changes in the timing and size of orders by our customers;

•	cancellations and postponements of previously placed orders;

•	pricing pressure from either our competitors or our customers, resulting in the reduction of our product prices;

•	disruptions or delays in the manufacturing of our products or in the supply of components or raw materials that are incorporated into or used to manufacture our products, thereby causing us to delay the shipment of products;

•	decreased margins for several or more quarters following the introduction of new products, especially as we introduce new subsystems;

•	delays in ramp-up in production, low yields or other problems experienced at our manufacturing facilities in China;

•	changes in design-to-delivery cycle times;

•	inability to reduce our costs quickly in step with reductions in our prices or in response to decreased demand for our products;

•	changes in our mix of products sold;

•	write-offs of excess or obsolete inventory;

•	one-time expenses or charges associated with failed acquisition negotiations or completed acquisitions;

•	announcements by our competitors of new products, services or technological innovations, which may, among other things, render our products less competitive; and

•	geographic mix of worldwide earnings.
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
     We intend to expand, as markets will allow, our operations in China. Our total assets in China at April 3, 2009 were $18.7 million.
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
     We have in the past and may in the future receive claims that our products, processes or technologies infringe the patents or other proprietary rights of third parties. For example, in 2007 we completed our defense of an infringement action brought against us by Celerity, Inc. Our defense was successful only in part. We incurred a total of approximately $130,000 in damages and court costs related to the Celerity infringement. In addition, we may be unaware of intellectual property rights of others that may be applicable to our products. Any litigation regarding our patents or other intellectual property could be costly and time-consuming and divert our management and key personnel from our business operations, any of which could have a material adverse effect on our business and results of operations. The complexity of the technology involved in our products and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement may also require us to enter into costly license agreements. However, we may not be able to obtain licenses on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against the development, manufacture and sale of certain of our products if any such claims prove successful.
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

     We have outstanding indebtedness. At the end of our first quarter of fiscal 2009, our long-term debt was $2.7 million and our short-term debt was $14.6 million, for an aggregate total of $17.3 million. Our loan agreement, as amended on February 4, 2009, requires compliance with certain financial covenants, including maintenance of a minimum monthly tangible net worth and a minimum monthly liquidity coverage ratio. The covenants contained in our line of credit with the bank also restrict our ability to take certain actions, including our ability to:
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
     We are currently in compliance with the financial and reporting covenants in our loan agreement. In February 2009, we were out of compliance with a particular financial covenant; however, we received a waiver from our bank. We cannot assure you that we will meet these financial covenants in subsequent periods. If we are unable to meet any covenants, we cannot assure you that the bank will grant waivers or amend the covenants, or that the bank will not terminate the agreement, preclude further borrowings or require us to immediately repay any outstanding borrowings. As long as our indebtedness remains outstanding, the restrictive covenants could impair our ability to expand or pursue our business strategies or obtain additional funding. Forced prepayment of some or all of our indebtedness would reduce our available cash balances and have an adverse impact on our operating and financial performance.
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
     None.
ITEM 3. Defaults Upon Senior Securities
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders
     None.
ITEM 5. Other Information
     None.
ITEM 6. Exhibits
(a) Exhibits
     The following exhibits are filed with this current Report on Form 10-Q for the quarter ended April 3, 2009:

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA CLEAN HOLDINGS, INC.
(Registrant)

Date: May 12, 2009

	By:	/s/ Clarence L. Granger

	Name:	Clarence L. Granger
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2009

	By:	/s/ Linda Clements

	Name:	Linda Clements
	Title:	V.P. Finance, Principal Financial Officer

Exhibit Index

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.