Form 10-Q
period 2009-07-03
ULTRA CLEAN HOLDINGS INC
filed 2009-08-10
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the issuer’s common stock as of July 31, 2009: 21,453,414.

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	July 3, 2009	January 2, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,200	$29,620
Accounts receivable, net of allowance of $538 and $406, respectively	10,326	13,790
Inventory	32,022	39,814
Deferred income taxes	—	2,451
Prepaid expenses and other	5,056	8,817

Total current assets	77,604	94,492

Equipment and leasehold improvements, net	7,812	8,954
Other long-term assets:
Purchased intangibles, net	8,987	8,987
Other non-current assets	306	4,978

Total assets	$94,709	$117,411

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$1,971	$5,736
Accounts payable	11,192	11,275
Accrued compensation and related benefits	1,284	2,320

Other current liabilities	2,671	1,964

Total current liabilities	17,118	21,295

Long-term debt	14,106	12,735
Deferred rent and other liabilities	4,549	4,982

Total liabilities	35,803	39,012

Commitments and contingencies (See note 8)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 21,441,602 and 21,287,700 shares issued and outstanding, in 2009 and 2008, respectively	95,367	93,757
Common shares held in treasury, at cost, 601,944 shares	(3,337)	(3,337)
Accumulated deficit	(33,124)	(12,021)

Total stockholders’ equity	58,906	78,399

Total liabilities and stockholders’ equity	$94,709	$117,411

(See accompanying notes to condensed consolidated financial statements.)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three months ended		Six months ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Sales	$23,252	$67,364	$45,652	$159,721
Cost of goods sold	24,106	59,842	49,376	140,139

Gross profit (loss)	(854)	7,522	(3,724)	19,582

Operating expenses:
Research and development	748	606	1,664	1,391
Sales and marketing	1,165	1,327	2,195	2,960
General and administrative	3,517	6,252	8,859	12,882

Total operating expenses	5,430	8,185	12,718	17,233

Income (loss) from operations	(6,284)	(663)	(16,442)	2,349

Interest and other income (expense), net	228	246	423	590

Income (loss) before provision for income taxes	(6,512)	(909)	(16,865)	1,759
Income tax provision (benefit)	7,551	(747)	4,238	32

Net income (loss)	$(14,063)	$(162)	$(21,103)	$1,727

Net income (loss) per share:
Basic	$(0.66)	$(0.01)	$(0.99)	$0.08
Diluted	$(0.66)	$(0.01)	$(0.99)	$0.08
Shares used in computing net income (loss) per share
Basic	21,379	21,643	21,341	21,604
Diluted	21,379	21,643	21,341	22,126

(See accompanying notes to condensed consolidated financial statements.)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six months ended
	July 3, 2009	June 27, 2008
Cash flows from operating activities:
Net income (loss)	$(21,103)	$1,727
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,309	2,400
Deferred income tax	7,363	(536)
Excess tax benefit from stock-based compensation	—	(238)
Stock-based compensation	1,564	1,921
Changes in assets and liabilities:
Accounts receivable, net of allowance	3,464	8,207
Inventory	7,792	5,708
Prepaid expenses and other	3,761	(684)
Other non-current assets	(240)	86
Accounts payable	(97)	(14,290)
Accrued compensation and related benefits	(1,036)	(647)
Income taxes payable	—	(45)
Other liabilities	315	4,323

Net cash provided by operating activities	3,092	7,932

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(153)	(8,078)

Net cash provided by (used in) investing activities	(153)	(8,078)

Cash flows from financing activities:
Principal payments on capital lease obligations	(10)	(10)
Proceeds from bank borrowings	5,500	—
Principal payments on short-term debt	(4,726)	—
Principal payments on long-term debt	(3,168)	(1,675)
Excess tax benefit from stock-based compensation	—	238
Proceeds from issuance of common stock	46	717

Net cash used in financing activities	(2,359)	(730)

Net increase (decrease) in cash	580	(876)
Cash and cash equivalents at beginning of period	29,620	33,447

Cash and cash equivalents at end of period	$30,200	$32,571

Supplemental items:
Cash paid during the period for:
Income taxes paid	$—	$793

Interest paid	$209	$583

Non-cash investing activities:
Fixed asset purchases included in accounts payable	$14	$32

(See accompanying notes to condensed consolidated financial statements.)

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization, Basis of Presentation and Significant Accounting Policies

Organization — Ultra Clean Holdings, Inc. (the “Company”) is a leading developer and supplier of critical subsystems , producing primarily gas delivery systems, chemical mechanical planarization (“CMP”) subsystems, chemical delivery modules, frame and top plate assemblies and process modules. The Company serves the semiconductor capital equipment, medical device, research, flat panel and solar industries. The Company’s products improve efficiency and reduce the costs of our customers’ design and manufacturing processes. The Company’s customers are primarily original equipment manufacturers (“OEMs”) in the industries the Company serves.

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

The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended January 2, 2009, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2009. The Company’s results of operations for the three months ended July 3, 2009 are not necessarily indicative of the results to be expected for any future periods.

In accordance with SFAS 165, the Company evaluated subsequent events through August 7, 2009, the date of issuance of these condensed consolidated financial statements.

Use of Accounting Estimates — The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. Actual amounts may differ from those estimates.

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

Significant sales to customers: Applied Materials, Inc., FEI Company, Intuitive Surgical, Inc. and Lam Research Corporation accounted for 10% or more of the Company’s sales for a combined total of 91.3% for the three months ended July 3, 2009. Three of these four greater than 10% companies accounted for 80.0% and 80.2% of the Company’s sales for the three months ended June 27, 2008 and the six months ended July 3, 2009, respectively, and two of these greater than 10% companies accounted for 70.8% of the combined sales for the six months ended June 27, 2008.

The Company had three significant customers which represented a combined total of 73.1% of accounts receivable at July 3, 2009 whose individual accounts receivable balances were greater than 10%.

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

	Six months ended
	July 3, 2009	June 27, 2008
Beginning balance	$164	$220
Provisions related to sales	(14)	79
Warranty claims	(68)	(110)

Ending balance	$82	$189

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

The Company applies the fair value recognition provisions of SFAS 123(R). The exercise price of each stock option equals the market price of the Company’s stock on the date of grant. The weighted average estimated fair value of employee stock option grants for the three and six months ended July 3, 2009, and June 27, 2008, was $0.63 and $0.51, and zero (there were no stock options granted during this period) and $4.71, respectively. The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting periods on a straight-line basis over a weighted average period of four years and will be adjusted for subsequent changes in estimated forfeitures and future option grants. Most options are scheduled to vest over four years and expire no later than ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected term of the awards; the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company estimates the expected term of share-based awards granted based, in part, on the Company’s historical option term experience. The Company estimates the volatility of its common stock based upon the Company’s historical stock price volatility over the length of the expected term of the options. The Company bases the risk-free interest rate that it uses in the option valuation model on U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. The Company also considers, each quarter, whether there have been any significant changes in facts and circumstances that would affect its forfeiture rate.

The weighted average assumptions used in the model are outlined in the following table:

	Three months ended		Six months ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Dividend yield	0.0%	—	0.0%	0.0%
Expected volatility	70.0%	—	50.8%	50.0%
Risk-free interest rate	2.3%	—	2.1%	2.8%
Forfeiture rate	14.0%	—	15.0%	7.0%
Expected life (in years)	5.6	—	5.0	5.0

Stock-based compensation expense from stock options and the related income tax benefit from the expense recognized under SFAS 123(R) were $0.8 million and $0.3 million, and $1.6 million and $0.5 million, respectively, for the three and six months ended July 3, 2009, and $0.8 million and $0.7 million, and $1.9 million and zero million, respectively, for the three and six months ended June 27, 2008.

The following table shows the Company’s stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three months ended		Six months ended
	July 3, 2009	June 27, 2008	July 3, 2008	June 27, 2008
Cost of sales	$216	$249	$424	$503
Research and development	11	—	—	62
Sales and marketing	56	91	123	127
General and administrative	492	480	1,017	1,229

	775	820	1,564	1,921
Income tax benefit	(248)	(673)	(500)	(35)

Total stock-based compensation expense	$527	$147	$1,064	$1,888

The following table summarizes information with respect to options outstanding at July 3, 2009:

Number of Shares
Options outstanding at January 2, 2009	2,145,882
Granted	1,086,292
Exercised	(2,750)
Canceled	(153,147)

Options outstanding at July 3, 2009	3,076,277

The total unamortized expense of the Company’s unvested options as of July 3, 2009, is $2.4 million.

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

Restricted Stock Units and Restricted Stock Awards

During the first quarter of fiscal 2008, the Company began granting Restricted Stock Units (“RSU’s”) to employees as part of the Company’s long term equity compensation plan. These RSU’s are granted to employees with a per share or unit purchase price of zero dollars and either have time based or performance based vesting. RSU’s typically vest over three years, subject to the employee’s continued service with the Company. For purposes of determining compensation expense related to these RSU’s, the fair value is determined based on the closing market price of the Company’s common stock on the date of award. The expected cost of the grant is reflected over the service period, and is reduced for estimated forfeitures. No RSU’s were granted during the first quarter ended April 3, 2009. The Company approved and granted 23,833 RSU’s during the current quarter with a weighted average fair value of $1.77 per share. As of July 3, 2009, $1.3 million of unrecognized stock-based compensation cost related to RSU’s remains to be amortized and is expected to be recognized over an estimated period of two years.

During the current quarter, the Company issued 60,000 shares of restricted stock awards to its outside directors. The weighted average fair value of the shares was $2.07 per share and was determined using the Company’s closing market price on the date of grant. These shares fully vest on the one year anniversary of the date of grant. The total unamortized expense of the Company’s unvested restricted stock awards as of July 3, 2009, is $0.1 million.

The following table summarizes the Company’s restricted stock unit and restricted stock award activity for the six months ended July 3, 2009 (in thousands):

Number of Shares
Unvested restricted stock units and restricted stock awards at January 2, 2009	448
Granted	83
Vested	(131)
Forfeited	(89)

Unvested restricted stock units and restricted stock awards at July 3, 2009	311

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

Recently Issued Accounting Standards — During the second quarter of 2009, the Company adopted FASB Staff Position (“FSP”) No. 107 and Accounting Principles Board (“APB”) 28-1, Disclosures about Fair Value of Financial Instruments, which requires disclosure about fair value of financial instruments in interim and annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting , to require those disclosures in summarized financial information at interim reporting periods. The adoption of FSP No. 107 and APB 28-1 had no financial impact on the Company’s condensed consolidated financial statements or related footnotes.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, which established general accounting standards and disclosure for subsequent events. The Company adopted SFAS No. 165 during its second quarter of 2009, and, in accordance with SFAS No. 165, the Company has evaluated subsequent events through the date its financial statements were issued on August 7, 2009.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 validates the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. One level of authoritative U.S. GAAP will exist, and all other literature will be considered non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will update its disclosures to conform to the Codification in its Form 10-Q for the third quarter of 2009.

During the first quarter of 2009 the Company adopted FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets” which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The adoption of FSP 142-3 had no financial impact on the Company’s condensed consolidated financial statements or related footnotes.

In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009 and will be applied prospectively. During the quarter ended June 26, 2009, we adopted FSP 157-4. The adoption of FSP 157-4 did not have a financial impact on the Company’s condensed consolidated financial statements or related footnotes.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2— Effective Date of FASB Statement No. 157 ) which delayed, to fiscal years beginning after November 15, 2008, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective December 30, 2007, the Company adopted SFAS 157 as it applies to the Company’s financial instruments. During the first quarter of 2009 the Company adopted SFAS 157 for the Company’s non-financial assets and non-financial liabilities, without impact to our condensed consolidated financial statements or related footnotes.

2. Balance Sheet Information (in thousands)

Inventory consisted of the following (in thousands):

	July 3, 2009	January 2, 2009
Raw materials	$28,253	$32,464
Work in process	7,287	10,008
Finished goods	1,538	1,672

	37,078	44,144
Reserve for obsolescence	(5,055)	(4,330)

Total	$32,022	$39,814

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	July 3, 2009	January 2, 2009
Computer equipment and software	$5,963	$5,858
Furniture and fixtures	443	425
Machinery and equipment	5,309	5,368
Leasehold improvements	9,578	10,893

	21,293	22,544
Accumulated depreciation and amortization	(13,481)	(13,590)

Total	$7,812	$8,954

3. Borrowing Arrangements

In the second quarter of 2006, the Company entered into a borrowing arrangement and a term loan (“Loan Agreement”). The Loan Agreement provided senior secured credit facilities in an aggregate principal amount of up to $32.5 million, consisting of a $25.0 million Revolving Line of Credit and a $7.5 million term loan (“Original Term Loan”). The outstanding balance of the Revolving Line of Credit as of July 3, 2009 was approximately $11.5 million. The Original Term Loan expired on June 29, 2009.

On February 4, 2009, the Company amended its Loan Agreement resulting in a reduction of the revolving credit facility from $25.0 million to $20.0 million while extending its maturity to January 29, 2012, and instituting a new $3.0 million three-year term loan, as amended, also maturing on January 29, 2012. The aggregate amount of the revolving credit facility is subject to a borrowing base equal to 80% of eligible accounts receivable and 45% of eligible inventory (total eligible inventory not to exceed $2.5 million) and is secured by substantially all of our assets. The revolving credit facility bears interest per annum at a variable rate equal to the greater of the bank’s stated prime rate or 4% plus a margin of 25 basis points. The new term loan, as amended, bears interest per annum at a variable rate equal to the greater of the bank’s stated prime rate or 4% plus a margin of 75 basis points. The revolving credit facility contains certain reporting and financial covenants, including minimum tangible net worth and liquidity ratios, that must be met on a monthly basis in order for the Company to remain in compliance. We are currently in compliance with all covenants in our Loan Agreement.

Interest rates on outstanding loans under the credit facilities were 4.25% per annum during the quarter ended July 3, 2009 and were 4.25% per annum as of July 3, 2009.

The Company also has a $5.0 million equipment loan that is secured by certain of its equipment and expires May 2011. The interest rate and outstanding balance on the equipment loan was 7.6% and $1.9 million, respectively, as of July 3, 2009.

The combined balance outstanding on the Loan Agreement and equipment loan at July 3, 2009 was $16.1 million.

4. Restructuring

During the first quarter of 2009, the Company recorded restructuring charges related to consolidation of its Portland, Oregon facilities under the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Restructuring charges were recorded as general and administrative expense of $215,000 based on the estimated fair value of the non-cancelable lease costs, less estimated future sublease income, which will be paid over the estimated vacancy periods through fiscal 2010. The Company’s estimated costs to exit these facilities are based on available commercial data.

During the current quarter the Company made payments of $58,000 and reversed $22,000 of estimated future sublease income due to the continued vacancy of the facility. The balance of the restructuring accrual as of July 3, 2009 is $179,000.

The actual loss incurred in exiting these facilities could be different from the Company’s estimates.

5. Income Tax

The Company’s income tax provision (benefit) based on pretax income for the six months ended July 3, 2009 and June 27, 2008, was 25.1% and 1.8%, respectively.

The Company follows the asset and liability method of accounting for income taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

The Company assesses, on a quarterly basis, the realizability of its deferred tax assets by evaluating all available evidence, both positive and negative, including: (1) the cumulative results of operations in recent years, (2) the source of recent losses, (3) estimates of future taxable income and (4) the length of operating loss carryforward periods.

During the first quarter of fiscal year 2009, the Company’s operating results were a twelve-quarter negative cumulative earnings. The cumulative twelve-quarter loss was considered significant negative evidence which was objective and verifiable and was heavily weighted. Additional negative evidence the Company considered at that time included projections of future losses and the historic volatility of the semiconductor equipment industry. Management assessed future GAAP taxable income, including all sources of taxable income available to realize its deferred tax assets, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax-planning strategies. Management considered a tax planning strategy and concluded that the Company has the ability to implement the strategy and intends to execute such strategy. The Company ordinarily would undertake such strategy which would result in the realizability of the deferred tax assets. As such, the Company concluded that it was more likely than not the deferred tax assets would be realized in full.

In the second quarter of 2009, the Company reviewed its assessment of its deferred tax assets. After considering both the positive and negative evidence through the second quarter of fiscal year 2009, the Company determined that it was no longer more-likely-than-not that deferred tax assets would be realized. As a result, the Company recorded a full valuation allowance against those deferred tax assets to reduce them to their estimated net realizable value with a corresponding non-cash charge. The positive evidence considered by the Company in its assessment included lengthy operating loss carryforward periods, a lack of unused expired operating loss carryforwards in the Company’s history, and viability to implement the strategy. The negative evidence the Company considered was the operating results for the second quarter of 2009, year to date operating results through the second quarter of 2009, outlook for the remainder of 2009 and into the future, the actual cost of implementing the strategy, the resources involved in executing the strategy and maintaining the infrastructure, and the longer term outlook for Company’s industry. In establishing this valuation allowance, the Company is reducing its deferred tax asset value of $7.0 million to zero. The Company recorded a one time tax expense of $7.0 million related to the set up of the valuation allowance in second quarter of 2009. The assessment required considerable judgment on the part of management with respect to benefits that could be realized from future income, as well as the historical operating results and income tax structure.

In connection with the Company’s evaluation of its ability to realize its deferred tax assets, the Company reduced its deferred tax assets by $207,000 for its unrecognized tax benefit. However, there was no impact to the total unrecognized tax benefits for the period.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	Six months ended
	July 3, 2009	June 27, 2008
Balance as of the beginning of period	$428	$750
Increase (decrease) related to current year tax positions	—	—
Expiration of the statute of limitations for the assessment of taxes	—	—

Balance as of the end of period	$428	$750

The Company’s 2005 and 2006 state income tax return is currently under examination by the California Franchise Tax Board and the Company’s 2006 and 2008 tax return is currently under examination by the Internal Revenue Service. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for fiscal years 2007 and the Company’s state income tax returns are open to audit under the statute of limitations for the fiscal years 2007 through 2008.

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

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended		Six months ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Numerator:
Net income (loss)	$(14,063)	$(162)	$(21,103)	$1,727
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	21,379	21,643	21,341	21,604
Weighted average common shares outstanding subject to repurchase	(—)	(—)	(—)	(—)

Shares used in computing basic Net income (loss) per share	21,379	21,643	21,341	21,604
Shares used in computation — diluted:
Weighted average common shares outstanding	21,379	21,643	21,341	21,604
Dilutive effect of common shares outstanding subject to repurchase	—	—
Dilutive effect of options outstanding	—	—		522

Shares used in computing diluted Net income (loss) per share	21,379	21,643	21,341	22,126
Net income (loss) per share — basic	$(0.66)	$(0.01)	$(0.99)	$0.08
Net income (loss) per share — diluted	$(0.66)	$(0.01)	$(0.99)	$0.08

The Company had securities outstanding which could potentially dilute basic earnings per share in the future; however, the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive. 1.7 million shares for each of the three and six month periods ended July 3, 2009 and 0.6 million and 0.8 million shares for the three months and six months ended June 27, 2008, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.

7. Related Party Transactions

The Company leases a facility from an entity controlled by one of the Company’s board members. The Company incurred rent expense resulting from the lease of this facility of $67,000 and $134,000 for the three and six month periods ended July 3, 2009 and $65,000 and $128,000 for the six month periods ended March 28, 2008, respectively.

The spouse of one of the Company’s executives is the sole owner of the Company’s primary travel agency. The Company incurred fees for travel-related services, including the cost of airplane tickets, of $51,000 and $105,000 for the three and six months ended July 3, 2009 and $60,000 and $144,000 for the three and six month periods ended June 27, 2008, respectively.

8. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $7.2 million at July 3, 2009.

In September 2007, the Company entered into a facility lease agreement for approximately 104,000 square feet of office space in Hayward, California and began moving into the new facility towards the latter part of the second quarter of 2008. In lieu of a cash security deposit, the Company established an irrevocable standby letter of credit in the amount of $156,000 naming the landlord of the new facility as the beneficiary. Pursuant to the lease agreement, the Company received approximately $4.1 million in tenant improvement allowances and will receive incentives of approximately $1.2 million in rent abatements over the first two years of the lease. The Company has received approximately $1.1 million in incentives as of July 3, 2009. The operating lease term for the new facility commenced on April 1, 2008, and will continue through April 1, 2015, with minimum monthly lease payments beginning at $119,000 and escalating annually after the first two years. The Company’s total future minimum lease payments over the term of the lease will be approximately $10.2 million.

From time to time, the Company are subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of the various legal proceedings and claims cannot be predicted with certainty, the Company has not had a history of outcomes to date that have been material to the statement of operations and does not believe that any of these proceedings or other claims will have a material adverse effect on its consolidated financial condition or results of operations.

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

Overview

We are a leading developer and supplier of critical subsystems, producing primarily gas delivery systems, chemical mechanical planarization (“CMP”) subsystems, chemical delivery modules, frame and top plate assemblies and process modules. We serve the semiconductor capital equipment, medical device, research, flat panel and solar industries. We develop, design, prototype, engineer, manufacture and test subsystems which are highly specialized and tailored to specific steps in the semiconductor manufacturing process as well as the manufacturing process in the other industries we serve.

The recent weakening global economy, severe tightening of the credit markets and turmoil in the financial markets are contributing to slowdowns in the markets we serve. Uncertainty regarding future growth in economies throughout the world have caused companies to reduce capital investment, the impact of which has been particularly severe in the semiconductor capital equipment industry. This economic uncertainty has led our customers to push out, cancel, or refrain from placing orders with us, which in turn has reduced our sales and negatively impacted our cash flow. However, our results in the second quarter of 2009 reflect some degree of stabilization in the semiconductor capital equipment industry.

Financial Highlights

Our operating results for the three and six months ended July 3, 2009, compared to the same periods in the prior year reflects a decrease in demand of our products as a result of an overall slowdown in the worldwide economy and semiconductor capital equipment market. Sales for the three months ended July 3, 2009 were $23.3 million, a decrease of $44.1 million, or 65.5%, from the same quarter of 2008. Gross profit (loss) in the second quarter of 2009 decreased $8.4 million, or 111.4%, to $(0.9) million, or (3.7)% of sales, from $7.5 million, or 11.2% of sales, in the second quarter of 2008. Total operating expenses in the second quarter of 2009 decreased to $5.4 million, or 23.4% of sales, from $8.2 million, or 12.2% of sales, compared to the second quarter of 2008. We incurred a net loss during the second quarter of 2009 of $14.1 million compared to a net loss of $0.2 million for the same period in 2008 as a result of decreased sales and gross profits earned during the current quarter as well as a valuation allowance on our deferred tax assets of $7.0 million.

Results of Operations

For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in our quarterly report.

	Three months ended		Six months ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	103.7%	88.8%	108.2%	87.7%

Gross profit (loss)	(3.7)%	11.2%	(8.2)%	12.3%
Operating expenses:
Research and development	3.2%	0.9%	3.6%	0.9%
Sales and marketing	5.0%	2.0%	4.8%	1.9%
General and administrative	15.1%	9.3%	19.4%	8.1%

Total operating expenses	23.4%	12.2%	27.9%	10.8%

Income (loss) from operations	(27.0)%	(1.0)%	(36.0)%	1.5%

Interest and other income (expense), net	(1.0)%	(0.4)%	(0.9)%	(0.4)%

Income (loss) before provision (benefit) for income taxes	(28.0)%	(1.4)%	(36.9)%	1.1%

Income tax provision (benefit)	32.5%	(0.9)%	9.2%	0.1%
Net income (loss)	(60.5)%	(0.4)%	(46.2)%	1.0%

Sales

Sales in the second quarter of 2009 decreased $44.1 million, or 65.5%, to $23.3 million from $67.4 million in the second quarter of 2008. The decrease in sales for the three month period reflects a decrease in semiconductor equipment demand as a result of the overall slowdown in the industry. We expect sales to increase in the third quarter of 2009.

Sales for the first six months of 2009 decreased $114.1 million, or 71.4%, to $45.7 million from $159.7 million for the first six months of 2008. The decrease in sales for the six month period reflects a decrease in semiconductor equipment demand as a result of the overall slowdown in the industry.

Gross Profit

Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold. Gross profit (loss) for the three months ended July 3, 2009 decreased to ($0.9) million, or (3.7)% of sales, from a gross profit of $7.5 million, or 11.2% of sales, for the same period in 2008. Gross profit (loss) for the first six months of 2009 decreased $23.3 million to ($3.7) million, or (8.2)% of sales, from $19.6 million for the same period in 2008. Our gross margin for the three and six month periods ended July 3, 2009 decreased from the comparable period in 2008 due primarily to declining unit volume, lower factory utilization and employee severance charges.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the second quarter of 2009 increased $0.1 million, or 23.4%, to $0.7 million, or 3.2% of sales, compared to $0.6 million, or 0.9% of sales in the same quarter in 2008. Research and development expense for the first six months of 2009 increased $0.3 million, or 19.6%, to $1.7 million, or 3.6% of sales, compared to $1.4 million, or 0.9% of sales for the same period in 2008. The increase in expense for both comparable periods of 2009 is primarily due to the reassignment of existing resources to new product development activities.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees and other costs related to the sales of our products. Sales and marketing expense for the second quarter of 2009 was $1.2 million, or 5.0% of sales, compared to $1.3 million, or 2.0% of sales, in the same quarter of 2008. Sales and marketing expense for the first six months of 2009 was $2.2 million, or 4.8% of sales, compared to $3.0 million, or 1.9% of sales, for the same period in 2008. The increase in percent of sales for both the three and six month periods of 2009 is due to a decrease in sales during second quarter and first six months of 2009 compare to the respective periods in 2008. The decrease in dollars is due to primarily to reduced payroll and related benefit costs due to decreases in headcount and salary reductions as well as a decrease in depreciation expense associated with the impairment of long-term assets the Company took in the fourth quarter of fiscal 2008.

General and Administrative Expense

General and administrative expense consists primarily of salaries and overhead associated with our administrative staff and professional fees. General and administrative expense decreased approximately $2.7 million, or 43.7% in the second quarter of 2009 to $3.5 million, or 15.1% of sales, compared with $6.3 million, or 9.3% of sales, in the same quarter of 2008. General and administrative expense decreased approximately $4.0 million, or 31.2% during the first six months of 2009 to $8.9 million, or 19.4% of sales, compared to $12.9 million, or 8.1% of sales, for the same period of 2008. The increase in percent of sales for both the three and six month periods of 2009 is due to a decrease in sales during the second quarter and first six months of 2009 compared to the respective periods in 2008. The decrease in dollars is due to primarily to reduced payroll and related benefit costs due to decreases in headcount and salary reductions as well as a decrease in depreciation expense associated with the impairment of long-term assets the Company took in the fourth quarter of fiscal 2008.

Interest and Other Income (Expense), net

Interest and other income (expense), net consists primarily of interest expense on the Company’s debt, and for the second quarter and first six months of 2009 was $228,000 and $423,000, respectively, compared to $246,000 and $590,000 for the respective periods of 2008. As a result of a new loan agreement with our credit facility in the first quarter of 2009, the average interest rates on our debt have increased slightly during the current quarter compared to the prior quarter and are relative to interest rates applied on our debt facilities during the same period in the prior year. Interest expense was lower for the three and six months ended July 3, 2009 compared to the same periods of 2008 due to primarily to lower respective average debt balances.

Income Tax Provision

Our tax provision (benefit) as a percentage of pre-tax income for the first six months of 2009 was 25.2% compared to (17.3%) for the year ended December 28, 2008. The change in rate from the prior year reflects, primarily a tax valuation allowance, a change in the geographic mix of worldwide earnings and financial results for 2009 compared with the fiscal year 2008. Excluding the tax valuation allowance, our current year tax rate is (34%) compared to the federal statutory rate of (35%), primarily as a result of state and foreign taxes.

Based on our recent historical operating results and outlook for 2009, we have determined that it is more likely than not that our deferred tax assets will not be realized. Therefore, we established a tax valuation allowance against our deferred tax assets in the second quarter of 2009. Prior to the second quarter of 2009, management considered a tax planning strategy and concluded that the Company has the ability to implement the strategy and intended to execute such strategy. The Company ordinarily would undertake such strategy which would result in the realizability of the deferred tax assets. As such, the Company concluded that it was more likely than not the deferred tax assets would be realized in full. In the second quarter of 2009, the Company reviewed its assessment of its deferred tax assets. After considering both the positive and negative evidence through the second quarter of fiscal year 2009, the Company determined that it was no longer more-likely-than-not that deferred tax assets would be realized and a tax valuation allowance was provided against our deferred tax assets. These deferred tax assets are primarily attributable to net operating losses accumulated in the prior year and in the first quarter of 2009. In establishing this valuation allowance we are reducing our deferred tax asset value of $7.0 million to zero.

For income tax filing and cash payment purposes, we do not expect any increase in the level of cash payments, as we continue to benefit from our net operating losses.

Liquidity and Capital Resources

We have funded our operations through financing activities and operations and we require capital principally to fund our working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of July 3, 2009, we had cash of $30.2 million compared to $29.6 million as of January 2, 2009.

For the quarter ended July 3, 2009 we generated cash from operating activities of $3.1 million compared to $7.9 million of cash generated in operating activities for the same period in the prior year. Operating cash flows were favorably impacted by net non-cash activity of $10.2 million, including deferred income taxes of $7.4 million, depreciation and amortization of $1.3 million and stock-based compensation of $1.6 million, decreases in inventory, accounts receivable and prepaid and other of $7.8 million, $3.5 million and $3.8 million, respectively, and were unfavorably impacted by an decrease in accrued compensation and related benefits of $1.0 million.

Net cash used in investing activities were $0.2 million for the first six months of 2009, representing a decrease of $7.9 million when compared to the same period in 2008, due primarily to a reduction in capital spending on our new facility in Hayward, CA.

Net cash used in financing activities for the first six months of fiscal 2009 increased $1.7 million to $2.4 million from $0.7 million in the same quarter of the prior year. Our use of cash in financing activities for the first six months of 2009 was primarily due to payments on short-term and long-term debt of $4.7 million and $3.2 million, respectively, offset by proceeds from bank borrowings of $5.5 million.

During fiscal 2008 and into the second quarter of fiscal 2009, we took steps to reduce our operating costs in line with our revenues in the form of factory shutdowns, reductions in headcount and other cost-cutting measures. We will continue to monitor the state of the current economy and its impact on our business and will make additional cost reductions as deemed necessary to align revenues and expenses and ensure we maintain sufficient funds to effectively run the business. We anticipate that our existing cash balances and operating cash flow, together with available borrowings under our credit facility as amended on February 4, 2009 (see “Borrowing Arrangements” above) will be sufficient to meet our working capital requirements and technology development projects for at least the next twelve months. The adequacy of these resources to meet our liquidity needs beyond that period will depend on our growth, the state of the worldwide economy, the cyclical expansion or contraction of the semiconductor capital equipment industry and the other industries we serve and capital expenditures required to meet possible increased demand for our products.

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

The following table summarizes our future minimum lease payments and principal payments under debt obligations, in thousands, as of July 3, 2009. Of the $13.5 million in operating leases, $180,000, which is net of estimated sublease income of $130,000, is included in other accrued liabilities, as of July 3, 2009.

	2009	2010	2011	2012	2013	Thereafter	Total
Capital lease	$7	$6	$6	$6	$7	$3	$35
Operating lease (1)	1,691	2,985	2,366	2,200	1,920	2,333	13,495
Borrowing arrangements	976	2,008	1,443	11,649	—	—	16,076

Total (2)	$2,674	$4,999	$3,815	$13,855	$1,927	$2,336	$29,606

(1)	Operating lease expense reflects (a) the lease for our headquarters facility in Hayward, California; (b) the lease for a manufacturing facility in Portland, Oregon that expires on October 31, 2010 net of estimated sublease rental income; (c) the leases for manufacturing facilities in South San Francisco that expire in 2009 and 2010; (d) the leases for manufacturing facilities in Austin, Texas that expire in 2010 and 2011. We have options to renew certain of the leases in South San Francisco, which we expect to exercise.
(2)	As a result of the implementation of FIN 48, we have recorded an additional tax liability of $221,000 to offset the recognition of previously recorded excess tax benefits. Because of the uncertainty surrounding the future payment of these liabilities, the amounts have been excluded from the table above.

Critical Accounting Policies, Significant Judgments and Estimates

Our condensed consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure at the date of our financial statements. Estimates and judgments are reviewed on an on-going basis, including those related to sales, inventories, intangible assets, stock compensation and income taxes. The estimates and judgments are based on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We consider certain accounting policies related to the purchase accounting, revenue recognition, inventory valuation, accounting for income taxes, valuation of intangible assets and goodwill and equity incentives to employees to be critical policies due to the estimates and judgments involved in each. Our significant accounting policies and critical estimates are disclosed in our 2008 Annual Report on Form 10-K as filed with the SEC on March 19, 2009. No material changes to our significant accounting policies and critical estimates have occurred subsequent to January 3, 2009.

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

Based on the Company’s recent historical operating results and its outlook for 2009, we have determined it is more likely than not that our deferred tax assets will not be realized. As such, we recorded a full deferred tax valuation allowance reducing our deferred tax asset value of $7.0 million to zero. These deferred tax assets are mostly attributable to net operating losses accumulated in the prior year and in the first quarter of 2009. Prior to the second quarter of 2009, the future realization of these deferred tax assets was more likely than not and no valuation allowance was required as management considered a tax planning strategy and concluded that the Company has the ability to implement the strategy and intended to execute such strategy. The Company ordinarily would undertake such strategy which would result in the realizability of the deferred tax assets. As such, the Company concluded that it was more likely than not the deferred tax assets would be realized in full.

In the second quarter of 2009, the Company reviewed its assessment of its deferred tax assets. After considering both the positive and negative evidence through the second quarter of fiscal year 2009, the Company determined that it was no longer more-likely-than-not that deferred tax assets would be realized. As a result, the Company recorded a full valuation allowance against those deferred tax assets to reduce them to their estimated net realizable value with a corresponding non-cash charge.

Recently Issued Accounting Standards

See Recently Issued Accounting Standards in Note 1 of Notes to Condensed Consolidated Financial Statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in value of financial instruments caused by fluctuations in interest rates and foreign exchange rates.

Foreign Exchange Rates

Currently, a significant majority of our sales and arrangements with third-party suppliers provide for pricing and payment in U.S. dollars, and, therefore, are not subject to material exchange rate fluctuations. Therefore, we do not expect foreign currency exchange rate fluctuations to have a material effect on our results of operations. Increases in the value of the U.S. dollar relative to other currencies would make our products more expensive to our international customers, which could negatively impact our ability to compete. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us.

Interest Rates

Our interest rate risk relates primarily to our third party debt which totals $16.1 million as of July 3, 2009, and carries interest rates pegged to the LIBOR and PRIME rates. An immediate increase in interest rates of 100 basis points would increase our interest expense by approximately $40,000 per quarter. This would be partially offset by increased interest income on our invested cash. Conversely, an immediate decline of 100 basis points in interest rates would decrease our interest expense by approximately $40,000 per quarter. This would be partially offset by decreased interest income on our invested cash.

ITEM 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including the Chief Executive Officer and Principal Accounting Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that due to the material weakness described below, we did not have effective disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. The following material weakness was identified:

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

This material weakness was previously reported in our 2008 Annual Report on Form 10-K filed with the SEC on March 19, 2009. The Company is in the process of remediating this material weakness and is currently testing the results of its remediation plan. We expect this material weakness to be remediated by the end of the third quarter of 2009.

As required by Rule 13a-15(d), management, including the Chief Executive Officer and Principal Accounting Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to the material weakness described above, during the period covered by this quarterly report on Form 10-Q, we made the following changes to our internal control over financial reporting:

•

During the first quarter of 2009 we hired a new Director of Materials in our Hayward location to oversee all areas of our inventory operations, including cycle counting and physical inventory count procedures.

•	We revised certain procedures to ensure the accuracy of our inventory reserve calculation.

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

The recent weakening global economy, severe tightening of the credit markets and turmoil in the financial markets are contributing to slowdowns in the industries in which we operate. Reduced growth and uncertainty regarding future growth in economies throughout the world have caused companies to reduce capital investment and may in the future cause further reduction of such investments. These reductions have often been particularly severe in the semiconductor capital equipment industry. Economic uncertainty has led to historically low consumer confidence levels and has caused and may in the future cause our customers to push out, cancel, or refrain from placing orders with us, which in turn would further reduce our sales and negatively impact our cash flow. Our sales were $23.3 million in the second quarter of 2009 and $266.9 million for fiscal year 2008 compared to $67.4 million in the second quarter of fiscal 2008 and $403.8 million for fiscal year 2007. We incurred a net loss of $14.1 million during the second quarter of fiscal 2009, which included a deferred tax asset valuation allowance of $8.9 million, and $52.4 million, which included a charge for impairment of goodwill and other long-lived assets of $55.1 million, for the year ended January 2, 2009, and we expect to incur additional losses in the future. While there can be no assurance as to when the current economic slowdown will end, a period of recovery may nonetheless result in significant fluctuations in customer orders. In the recent period of declining demand, there is a greater risk that we acquire inventory in excess of levels demanded by our customers, which could cause us to incur excess or obsolete inventory charges. Also, as a result of the weakening global economy, certain of our suppliers may be forced out of business, which would require us to either procure products from high-cost suppliers, or if no additional suppliers exist, to reconfigure the design and manufacture of our products, and we may be unable to fulfill some customer orders. Furthermore, the tightening of credit in financial markets may delay or prevent our customers from securing funding adequate to operate their businesses and purchase our products.

Furthermore, the equity and credit markets have been experiencing a high level of volatility and disruption at unprecedented levels. The market for new equity and debt financing is limited and in some cases not available at all. There is also uncertainty that lenders will satisfy their commitments under existing facilities. If current levels of market disruption and volatility continue or worsen, we may not be able to draw upon our revolving credit facility, incur additional debt or raise new equity in the event we need to do so.

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

A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. Collectively, Applied Materials, Inc., FEI Company, Intuitive Surgical, Inc., and Lam Research Corporation accounted for 91.3% of our sales in the second quarter of 2009. Three of these four companies accounted for 80.0% and 80.2% of the Company’s sales for the three months ended June 27, 2008 and the six months ended July 3, 2009, respectively, and two of these companies accounted for 70.8% of the combined sales for the six months ended June 27, 2008. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by any one of these customers. Our customer contracts generally do not require them to place any orders with us. Consolidation among our customers, or a decision by any one or more of our customers to outsource all or most manufacturing and assembly work to a single equipment manufacturer, may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on an even smaller number of customers.

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

We intend to expand, as markets will allow, our operations in China. Our total assets in China at July 3, 2009 were $19.0 million.

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

We have outstanding indebtedness. At the end of our second quarter of fiscal 2009, our long-term debt was $14.1 million and our short-term debt was $2.0 million, for an aggregate total of $16.1 million. Our loan agreement, as amended on February 4, 2009, requires compliance with certain financial covenants, including maintenance of a minimum monthly tangible net worth and a minimum monthly liquidity coverage ratio. The covenants contained in our line of credit with the bank also restrict our ability to take certain actions, including our ability to:

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

We held our Annual Meeting of Stockholders on June 18, 2009. At the meeting, our stockholders voted on the following two proposals and cast their votes as follows to approve such proposals:

Proposal 1: The stockholders elected each of the following persons as a director to hold office until our 2009 Annual Meeting of Stockholders or until such director’s earlier retirement, resignation or removal:

Director’s Name	Votes For	Votes Withheld
Susan H. Billat	16,732,432	398,352
John Chenault	16,943,938	186,846
Kevin C. Eichler	16,622,782	508,002
Clarence L. Granger	16,758,478	372,306
David T. ibnAle	16,254,056	876,728
Leonid Mezhvinsky	16,803,675	327,109

Proposal 2: Stockholders ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending January 2, 2009 with 17,090,259 affirmative votes, 25,183 negative votes and 15,342 votes abstaining.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a) Exhibits

The following exhibits are filed with this current Report on Form 10-Q for the quarter ended July 3, 2009:

Exhibit Number	Description
10.1	Separation and Release Agreement between the Company and Jack Sexton, dated April 29, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA CLEAN HOLDINGS, INC.
(Registrant)

Date: August 7, 2009	By:	/s/ Clarence L. Granger
	Name:	Clarence L. Granger
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2009	By:	/s/ Linda Clements
	Name:	Linda Clements
	Title:	V.P. Finance, Principal Accounting Officer

Exhibit Index

Exhibit Number	Description
10.1	Separation and Release Agreement between the Company and Jack Sexton, dated April 29, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.