Form 10-Q/A
period 2009-07-03
ULTRA CLEAN HOLDINGS INC
filed 2009-08-27
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

This Amendment to the UltraClean Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended July 3, 2009 is being filed solely to correct the certifying officer to Exhibit 31.2. We are not amending any other part of the original Form 10-Q filed on August 10, 2009.

Except as described above, the remainder of the Form 10-Q is unchanged and does not reflect events occurring after the original filing of the Form 10-Q with the SEC on August 10, 2009.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness described below, we did not have effective disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. The following material weakness was identified:

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

ULTRA CLEAN HOLDINGS, INC.
(Registrant)

Date: August 27, 2009	By:	/s/ Clarence L. Granger
	Name:	Clarence L. Granger
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 27, 2009	By:	/s/ Kevin C. Eichler
	Name:	Kevin C. Eichler
	Title:	Chief Financial Officer

Exhibit Index

Exhibit Number	Description
10.1	Separation and Release Agreement between the Company and Jack Sexton, dated April 29, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.