Form 10-Q
period 2009-10-02
ULTRA CLEAN HOLDINGS INC
filed 2009-11-06
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2009

or

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

Number of shares outstanding of the issuer’s common stock as of October 30, 2009: 21,456,897.

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	October 2, 2009	January 2, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,695	$29,620
Accounts receivable, net of allowance of $538 and $406, respectively	15,515	13,790
Inventory	36,571	39,814
Deferred income taxes	—	2,451
Prepaid expenses and other	5,624	8,817

Total current assets	88,405	94,492

Equipment and leasehold improvements, net	7,363	8,954
Other long-term assets:
Purchased intangibles	8,987	8,987
Other non-current assets	286	4,978

Total assets	$105,041	$117,411

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$1,989	$5,736
Accounts payable	23,103	11,275
Accrued compensation and related benefits	1,157	2,320
Other current liabilities	2,747	1,964

Total current liabilities	28,996	21,295

Long-term debt	13,601	12,735
Deferred rent and other liabilities	4,375	4,982

Total liabilities	46,972	39,012

Commitments and contingencies (See note 8)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 21,456,897 and 21,287,700 shares issued and outstanding, in 2009 and 2008, respectively	95,948	93,757
Common shares held in treasury, at cost, 601,944 shares	(3,337)	(3,337)
Accumulated deficit	(34,542)	(12,021)

Total stockholders’ equity	58,069	78,399

Total liabilities and stockholders’ equity	$105,041	$117,411

(See accompanying notes to condensed consolidated financial statements.)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three months ended		Nine months ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Sales	$41,324	$60,128	$86,976	$219,849
Cost of goods sold	38,041	54,660	87,417	194,799

Gross profit (loss)	3,283	5,468	(441)	25,050

Operating expenses:
Research and development	771	484	2,435	1,875
Sales and marketing	1,027	1,464	3,222	4,424
General and administrative	3,250	5,828	12,109	18,710

Total operating expenses	5,048	7,776	17,766	25,009

Income (loss) from operations	(1,765)	(2,308)	(18,207)	41

Interest and other income (expense), net	189	236	612	826

Loss before provision for income taxes	(1,954)	(2,544)	(18,819)	(785)
Income tax provision (benefit)	(536)	(616)	3,702	(584)

Net loss	$(1,418)	$(1,928)	$(22,521)	$(201)

Net loss per share:
Basic	$(0.07)	$(0.09)	$(1.05)	$(0.01)
Diluted	$(0.07)	$(0.09)	$(1.05)	$(0.01)
Shares used in computing net loss per share
Basic	21,419	21,708	21,363	21,639
Diluted	21,419	21,708	21,363	21,639

(See accompanying notes to condensed consolidated financial statements.)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine months ended
	October 2, 2009	September 26, 2008
Cash flows from operating activities:
Net loss	$(22,521)	$(201)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,802	3,964
Deferred income tax	7,363	(1,030)
Excess tax benefit from stock-based compensation	—	(93)
Changes in goodwill	—	133
Stock-based compensation	2,133	2,773
Changes in assets and liabilities:
Accounts receivable, net of allowance	(1,725)	6,028
Inventory	3,243	329
Prepaid expenses and other	3,193	(2,036)
Other non-current assets	(220)	124
Accounts payable	11,807	(8,689)
Accrued compensation and related benefits	(1,163)	6
Income taxes payable	—	354
Other liabilities	194	4,639

Net cash provided by operating activities	4,106	6,301

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(190)	(9,056)

Net cash used in investing activities	(190)	(9,056)

Cash flows from financing activities:
Principal payments on capital lease obligations	(18)	(26)
Proceeds from bank borrowings	5,500	—
Principal payments on short-term debt	(4,726)	—
Principal payments on long-term debt	(3,655)	(2,445)
Excess tax benefit from stock-based compensation	—	93
Repurchase of common stock	—	(1,008)
Proceeds from issuance of common stock	58	1,162

Net cash used in financing activities	(2,841)	(2,224)

Net increase (decrease) in cash	1,075	(4,979)
Cash and cash equivalents at beginning of period	29,620	33,447

Cash and cash equivalents at end of period	$30,695	$28,468

Supplemental items:
Cash paid during the period for:
Income taxes paid	$—	$793

Interest paid	$595	$830

Non-cash investing activities:
Fixed asset purchases included in accounts payable	$21	$68

(See accompanying notes to condensed consolidated financial statements.)

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization, Basis of Presentation and Significant Accounting Policies

Organization — Ultra Clean Holdings, Inc. (the “Company”) is a leading developer and supplier of critical subsystems, producing primarily gas delivery systems, chemical mechanical planarization (“CMP”) subsystems, chemical delivery modules, frame and top plate assemblies and process modules. The Company serves the semiconductor capital equipment, medical device, research, flat panel and solar industries. The Company’s products improve efficiency and reduce the costs of our customers’ design and manufacturing processes. The Company’s customers are primarily original equipment manufacturers (“OEMs”) in the industries the Company serves.

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

The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended January 2, 2009, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2009. The Company’s results of operations for the three months ended October 2, 2009 are not necessarily indicative of the results to be expected for any future periods.

The Company evaluated subsequent events through November 6, 2009, the date of issuance of these condensed consolidated financial statements.

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

Significant sales to customers: Applied Materials, Inc., Intuitive Surgical, Inc. and Lam Research Corporation accounted for 10% or more of the Company’s sales for a combined total of 77.9% and 79.2% for the three months and nine months ended October 2, 2009, respectively.

The Company had two significant customers which represented a combined total of 60.7% of accounts receivable at October 2, 2009 whose individual accounts receivable balances were greater than 10%.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Income Taxes — Income taxes are reported under the FASB’s guidance regarding accounting for income taxes and, accordingly, deferred taxes are recognized using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base, and operating loss and tax credit carry-forwards. Valuation allowances are provided if it is more likely than not that some or all of the deferred tax assets will not be recognized.

The calculation of the Company’s tax liabilities involves uncertainties in the application of complex tax regulations. The Company records liabilities for anticipated tax audit issues based on its estimate of whether, and the extent to which, additional taxes may be due. Actual tax liabilities may be different than the recorded estimates and could result in an additional charge or benefit to the tax provision in the period when the ultimate tax assessment is determined.

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

	Nine months ended
	October 2, 2009	September 26, 2008
Beginning balance	$164	$220
Provisions related to sales	17	139
Warranty claims	(100)	(151)

Ending balance	$81	$208

Revenue Recognition — Product revenue is generally recorded upon title transfer. The Company recognizes revenue when persuasive evidence of an arrangement exists, shipment or delivery has occurred depending upon the arrangements with the Company’s customers, price is fixed or determinable and collectability is reasonably assured. If the Company has not substantially completed a product or fulfilled the terms of a sales agreement at the time of shipment, revenue recognition is deferred until completion. The Company’s standard arrangement for our customers includes a signed purchase order or contract, no right of return of delivered products and no customer acceptance provisions.

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

Comprehensive Income — In accordance with the FASB’s guidance regarding reporting comprehensive income, the Company reports by major components, and as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income (loss) for all periods presented was the same as net income (loss).

The FASB’s guidance regarding the disclosure about segments in an enterprise establishes standards for the reporting by public business enterprises of information about reportable segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the manner in which management organizes the reportable segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision-maker is considered to be the Chief Executive Officer. The Company operates in one reporting segment.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company applies the fair value recognition provisions based on the FASB’s guidance regarding stock-based compensation. The exercise price of each stock option equals the market price of the Company’s stock on the date of grant. The weighted average estimated fair value of employee stock option grants for the three and nine months ended October 2, 2009, and September 26, 2008, was $3.02 and $0.73, and zero (there were no stock options granted during this period) and $4.71, respectively. The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting periods on a straight-line basis over a weighted average period of four years and will be adjusted for subsequent changes in estimated forfeitures and future option grants. Most options are scheduled to vest over four years and expire no later than ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected term of the awards; the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company estimates the expected term of share-based awards granted based, in part, on the Company’s historical option term experience. The Company estimates the volatility of its common stock based upon the Company’s historical stock price volatility over the length of the expected term of the options. The Company bases the risk-free interest rate that it uses in the option valuation model on U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. The Company also considers, each quarter, whether there have been any significant changes in facts and circumstances that would affect its forfeiture rate.

The weighted average assumptions used in the model are outlined in the following table:

	Three months ended		Nine months ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Dividend yield	0.0%	—	0.0%	0.0%
Expected volatility	70.0%	—	63.3%	50.0%
Risk-free interest rate	2.5%	—	2.3%	3.0%
Forfeiture rate	14.0%	—	14.3%	7.0%
Expected life (in years)	5.6	—	5.4	5.0

Stock-based compensation expense from stock options and the related income tax benefit from the expense recognized under SFAS 123(R) were $0.6 million and $0.2 million, and $2.1 million and $0.4 million, respectively, for the three and nine months ended October 2, 2009, and $0.9 million and $0.1 million, and $2.8 million and 1.2 million, respectively, for the three and nine months ended September 26, 2008.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table shows the Company’s stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three months ended		Nine months ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Cost of sales	$201	$275	$625	$778
Research and development	12	17	11	79
Sales and marketing	50	64	174	191
General and administrative	306	495	1,323	1,725

	569	851	2,133	2,773
Income tax benefit	(154)	(118)	(420)	(1,165)

Total stock-based compensation expense	$415	$733	$1,713	$1,608

The following table summarizes information with respect to options outstanding:

Number of Shares
Options outstanding at January 2, 2009	2,145,882
Granted	1,190,292
Exercised	(13,379)
Canceled	(397,391)

Options outstanding at October 2, 2009	2,925,404

The total unamortized expense of the Company’s unvested options as of October 2, 2009, is $2.2 million.

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

Restricted Stock Units and Restricted Stock Awards

During the first quarter of fiscal 2008, the Company began granting Restricted Stock Units (“RSU’s”) to employees as part of the Company’s long term equity compensation plan. These RSU’s are granted to employees with a per share or unit purchase price of zero dollars and either have time based or performance based vesting. RSU’s typically vest over three years, subject to the employee’s continued service with the Company. For purposes of determining compensation expense related to these RSU’s, the fair value is determined based on the closing market price of the Company’s common stock on the date of award. The expected cost of the grant is reflected over the service period, and is reduced for estimated forfeitures. The Company approved and granted 100,000 RSU’s during the current quarter with a weighted average fair value of $3.96 per share. As of October 2, 2009, $1.4 million of unrecognized stock-based compensation cost related to RSU’s remains to be amortized and is expected to be recognized over an estimated period of two years.

The Company grants restricted stock awards to its outside directors on an annual basis. These shares fully vest on the one year anniversary of the date of grant. The total unamortized expense of the Company’s unvested restricted stock awards as of October 2, 2009, is $0.1 million.

The following table summarizes the Company’s restricted stock unit and restricted stock award activity for the nine months ended October 2, 2009 (in thousands):

Number of Shares
Unvested restricted stock units and restricted stock awards at January 2, 2009	448
Granted	184
Vested	(145)
Forfeited	(114)

Unvested restricted stock units and restricted stock awards at October 2, 2009	373

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Long-lived Assets — Purchased intangibles consist of a tradename acquired as part of a purchase business combination. Critical estimates in valuing certain intangible assets include, but are not limited to: future expected cash flows from customer contracts; acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed; the market position of the acquired products; and assumptions about the period of time the tradename will continue to be used in the Company’s product portfolio. Based upon these estimates, the tradename asset was assigned an indefinite life and is not being amortized.

Recently Issued Accounting Standards — During the second quarter of 2009, the Company adopted the FASB’s guidance regarding the disclosures about fair value of financial instruments, which requires disclosure about fair value of financial instruments in interim and annual financial statements. This guidance also amends previous guidance regarding interim financial reporting, to require those disclosures in summarized financial information at interim reporting periods. The adoption of this guidance had no financial impact on the Company’s condensed consolidated financial statements or related footnotes.

In May 2009, the FASB issued its guidance regarding subsequent events, which established general accounting standards and disclosure for subsequent events. The Company adopted this guidance during its second quarter of 2009.

In June 2009, the FASB issued guidance regarding accounting standards codification and the hierarchy of generally accepted accounting principles. This guidance has become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. One level of authoritative U.S. GAAP will exist, and all other literature will be considered non-authoritative. The Company has adopted this guidance and has updated its disclosures to conform to the Codification in this Form 10Q.

During the first quarter of 2009 the Company adopted the FASB’s guidance regarding the determination of the useful life of intangible assets which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under the FASB’s guidance regarding goodwill and other intangible assets. The adoption of this guidance had no financial impact on the Company’s condensed consolidated financial statements or related footnotes.

In April 2009, the FASB issued guidance regarding the determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly which provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. During the quarter ended June 26, 2009, we adopted this guidance, which did not have a financial impact on the Company’s condensed consolidated financial statements or related footnotes.

In September 2006, the FASB issued guidance regarding the fair value measurements which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. During the first quarter of 2009 the Company adopted this guidance for the Company’s non-financial assets and non-financial liabilities, without impact to our condensed consolidated financial statements or related footnotes.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Balance Sheet Information (in thousands)

Inventory consisted of the following (in thousands):

	October 2, 2009	January 2, 2009
Raw materials	$28,917	$32,464
Work in process	11,027	10,008
Finished goods	1,215	1,672

	41,159	44,144
Reserve for obsolescence	(4,588)	(4,330)

Total	$36,571	$39,814

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	October 2, 2009	January 2, 2009
Computer equipment and software	$5,984	$5,858
Furniture and fixtures	443	425
Machinery and equipment	5,332	5,368
Leasehold improvements	9,578	10,893

	21,337	22,544
Accumulated depreciation and amortization	(13,974)	(13,590)

Total	$7,363	$8,954

3. Borrowing Arrangements

In the second quarter of 2006, the Company entered into a borrowing arrangement and a term loan (“Loan Agreement”). The Loan Agreement provided senior secured credit facilities in an aggregate principal amount of up to $32.5 million, consisting of a $25.0 million Revolving Line of Credit and a $7.5 million term loan (“Original Term Loan”).

On February 4, 2009, the Company amended its Loan Agreement resulting in a reduction of the revolving credit facility from $25.0 million to $20.0 million while extending its maturity to January 29, 2012, and instituting a new $3.0 million, three-year term loan, as amended, also maturing on January 29, 2012. The Original Term Loan expired on June 29, 2009. The aggregate amount of the revolving credit facility is subject to a borrowing base equal to 80% of eligible accounts receivable and 45% of eligible inventory (total eligible inventory not to exceed $2.5 million) and is secured by substantially all of our assets. The revolving credit facility bears interest per annum at a variable rate equal to the greater of the bank’s stated prime rate or 4% plus a margin of 25 basis points. The new term loan, as amended, bears interest per annum at a variable rate equal to the greater of the bank’s stated prime rate or 4% plus a margin of 75 basis points. The revolving credit facility contains certain reporting and financial covenants, including minimum tangible net worth and liquidity ratios that must be met on a monthly basis in order for the Company to remain in compliance. We are currently in compliance with all covenants in our Loan Agreement. The outstanding balance of the Revolving Line of Credit as of October 2, 2009 was approximately $11.5 million.

Interest rates on outstanding loans under the revolving credit facility and the term loan were 4.25% and 4.75% per annum, respectively, during the quarter ended October 2, 2009 and were 4.25% and 4.75% per annum respectively, as of October 2, 2009.

The Company also has a $5.0 million equipment loan that is secured by certain of its equipment and expires May 2011. The interest rate and outstanding balance on the equipment loan was 7.6% and $1.7 million, respectively, as of October 2, 2009.

The combined balance outstanding on the Loan Agreement and equipment loan at October 2, 2009 was $15.6 million.

4. Restructuring

During the first quarter of 2009, the Company recorded restructuring charges related to consolidation of its Portland, Oregon facilities under the provisions of the FASB’s guidance regarding accounting for costs associated with exit or disposal activities. Restructuring charges were recorded as general and administrative expense of $215,000 based on the estimated fair value of the non-cancelable lease costs, less estimated future sublease income, which will be paid over the estimated vacancy periods through fiscal 2010. The Company’s estimated costs to exit these facilities are based on available commercial data.

During the current quarter the Company made payments of $58,000 and reversed $22,000 of estimated future sublease income due to the continued vacancy of the facility. The balance of the restructuring accrual as of October 2, 2009 is $143,000.

The actual loss incurred in exiting these facilities could be different from the Company’s estimates.

5. Income Tax

The consolidated effective tax rate for a particular period varies depending on the amount of earnings from different jurisdictions, operating loss carryforwards and carrybacks, income tax credits, changes in previously established valuation allowances for deferred tax assets based upon the Company’s current analysis of the realizability of these deferred tax assets, as well as certain tax holidays and incentives granted to foreign subsidiaries.

The Company’s effective income tax rate based on pretax income for the nine months ended October 2, 2009 and September 26, 2008, was 19.7% and (77.3) respectively. The income tax provision (benefit) was derived by applying the estimated annual effective tax rate to the cumulative loss before tax, adjusted for certain discrete items recognized in the period.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The income tax benefit for the third quarters of fiscal 2009 and 2008 benefited from an adjustment as a result of the derecognition of excess tax benefits recorded under the provisions regarding accounting for uncertain tax positions in the amount of $103,000 and $266,000, respectively, due to the expiration of certain statutes of limitations on tax assessments originally recorded under the provisions of the FASB’s guidance regarding accounting for uncertainty in income taxes. The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	Nine months ended
	October 2, 2009	September 26, 2008
Balance as of the beginning of period	$428	$750
Increase (decrease) related to current year tax positions	—	6
Expiration of the statute of limitations for the assessment of taxes	(103)	(405)

Balance as of the end of period	$325	$351

The Company follows the asset and liability method of accounting for income taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Based on the Company’s assessment of the realizability of its deferred tax assets, in the second quarter of 2009, the company established a valuation allowance by reducing its deferred tax asset value of $7.0 million to zero and recording a tax expense of $7.0 million. The assessment required considerable judgment on the part of management with respect to benefits that could be realized from future income, as well as the historical operating results and income tax structure.

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

6. Net Loss Per Share

Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three months ended		Nine months ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Numerator:
Net loss	$(1,418)	$(1,928)	$(22,521)	$(201)
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	21,419	21,708	21,363	21,639
Weighted average common shares outstanding subject to repurchase	(—)	(—)	(—)	(—)

Shares used in computing basic Net loss per share	21,419	21,708	21,363	21,639
Shares used in computation — diluted:
Weighted average common shares outstanding	21,419	21,708	21,363	21,639
Dilutive effect of common shares outstanding subject to repurchase	—	—	—	—
Dilutive effect of options outstanding	—	—	—	—

Shares used in computing diluted Net loss	21,419	21,708	21,363	21,639
Net loss per share — basic	$(0.07)	$(0.09)	$(1.05)	$(0.01)
Net loss per share — diluted	$(0.07)	$(0.09)	$(1.05)	$(0.01)

The Company has securities outstanding which could potentially dilute basic earnings per share in the future; however, the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net loss per share, as their effect would have been anti-dilutive. 1.6 and 1.7 million shares for the three and nine month periods ended October 2, 2009, respectively, and 1.2 million and 1.1 million shares for the three months and nine months ended September 26, 2008, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Related Party Transactions

The Company leases a facility from an entity controlled by one of the Company’s board members. The Company incurred rent expense resulting from the lease of this facility of $67,000 and $202,000 for the three and nine month periods ended October 2, 2009 and $65,000 and $193,000 for the three and nine month periods ended September 26, 2008, respectively.

The spouse of one of the Company’s executives is the sole owner of the Company’s primary travel agency. The Company incurred fees for travel-related services, including the cost of airplane tickets, of $41,000 and $146,000 for the three and nine months ended October 2, 2009 and $86,000 and $144,000 for the three and nine month periods ended September 26, 2008, respectively.

8. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $18.7 million at October 2, 2009.

In September 2007, the Company entered into a facility lease agreement for approximately 104,000 square feet of office space in Hayward, California and began moving into the new facility towards the latter part of the second quarter of 2008. In lieu of a cash security deposit, the Company established an irrevocable standby letter of credit in the amount of $156,000 naming the landlord of the new facility as the beneficiary. Pursuant to the lease agreement, the Company received approximately $4.1 million in tenant improvement allowances and will receive incentives of approximately $1.2 million in rent abatements over the first two years of the lease. The Company has received approximately $1.1 million in incentives as of October 2, 2009. The operating lease term for the new facility commenced on April 1, 2008, and will continue through April 1, 2015, with minimum monthly lease payments beginning at $119,000 and escalating annually after the first two years. The Company’s total future minimum lease payments over the term of the lease will be approximately $10.2 million.

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

The recent weakened global economy contributed to slowdowns in the markets we serve and led our customers to push out, cancel, or refrain from placing orders with us, which in turn reduced our sales and negatively impacted our cash flow as reflected in our financial results for fiscal 2008 and going into the second quarter of 2009. Our second quarter results reflected a degree of stabilization in the semiconductor capital equipment industry while our third quarter results reflect an increase in demand in most of the markets we serve, in particular the semiconductor capital equipment industry. However, third quarter and year-to-date 2009 financial results are still down significantly from fiscal 2008 levels.

Sales for the three months ended October 2, 2009 were $41.3 million, a decrease of $18.8 million, or 31.3%, from the same quarter of 2008. Gross profit in the third quarter of 2009 decreased $2.2 million, or 40.0%, to $3.3 million, or 7.9% of sales, from $5.5 million, or 9.1% of sales, in the third quarter of 2008. Total operating expenses in the third quarter of 2009 decreased to $5.0 million, or 12.2% of sales, from $7.8 million, or 12.9% of sales, compared to the third quarter of 2008. We incurred a net loss during the third quarter of 2009 of $1.4 million compared to a net loss of $1.9 million for the same period in 2008 as a result of decreased sales and gross profits offset by lower operating expenses incurred during the current quarter.

For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in our quarterly report.

	Three months ended		Nine months ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	92.1%	90.9%	100.5%	88.6%

Gross profit (loss)	7.9%	9.1%	(0.5)%	11.4%
Operating expenses:
Research and development	1.9%	0.8%	2.8%	0.9%
Sales and marketing	2.4%	2.4%	3.7%	2.0%
General and administrative	7.9%	9.7%	13.9%	8.5%

Total operating expenses	12.2%	12.9%	20.4%	11.4%

Income (loss) from operations	(4.3)%	(3.8)%	(20.9)%	0.0%

Interest and other income (expense), net	(0.4)%	(0.4)%	(0.7)%	(0.4)%

Loss before provision (benefit) for income taxes	(4.7)%	(4.2)%	(21.6)%	(0.4)%

Income tax provision (benefit)	(1.3)%	(1.0)%	4.3%	(0.3)%
Net Loss	(3.4)%	(3.2)%	(25.9)%	(0.1)%

Results of Operations

Sales

Sales in the third quarter of 2009 decreased $18.8 million, or 31.3%, to $41.3 million from $60.1 million in the third quarter of 2008. Sales for the first nine months of 2009 decreased $132.9 million, or 60.4%, to $87.0 million from $219.8 million for the first nine months of 2008. The decrease in sales for the three and nine month periods reflects a decrease in semiconductor equipment demand as a result of the overall slowdown in the industry. We expect sales to increase in the fourth quarter of 2009.

Gross Profit (loss)

Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold. Gross profit for the three months ended October 2, 2009 decreased to $3.3 million, or 7.9% of sales, from a gross profit of $5.5 million, or 9.1% of sales, for the same period in 2008. Gross profit (loss) for the first nine months of 2009 decreased $25.5 million to ($0.4) million, or (0.5)% of sales, from $25.1, or 11.4% of sales for the same period in 2008. Our gross margin for the three and nine month periods ended October 2, 2009 decreased from the comparable period in 2008 due primarily to declining unit volume and lower factory utilization.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the third quarter of 2009 increased $0.3 million, or 59.3%, to $0.8 million, or 1.9% of sales, compared to $0.5 million, or 0.8% of sales in the same quarter in 2008. Research and development expense for the first nine months of 2009 increased $0.6 million, or 29.9%, to $2.4 million, or 2.8% of sales, compared to $1.9 million, or 0.9% of sales for the same period in 2008. The increase in expense for both comparable periods of 2009 is primarily due to the reassignment of existing resources to new product development activities.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees and other costs related to the sales of our products. Sales and marketing expense for the third quarter of 2009 was $1.0 million, or 2.4% of sales, compared to $1.5 million, or 2.4% of sales, in the same quarter of 2008. Sales and marketing expense for the first nine months of 2009 was $3.2 million, or 3.7% of sales, compared to $4.4 million, or 2.0% of sales, for the same period in 2008. The increase in percent of sales for both the three and nine month periods of 2009 is due to a decrease in sales during third quarter and first nine months of 2009 compare to the respective periods in 2008. The decrease in dollars is due to primarily to reduced payroll and related benefit costs due to decreases in headcount and salary reductions as well as a decrease in depreciation expense associated with the impairment of long-term assets the Company took in the fourth quarter of fiscal 2008.

General and Administrative Expense

General and administrative expense consists primarily of salaries and overhead associated with our administrative staff and professional fees. General and administrative expense decreased approximately $2.6 million, or 44.2% in the third quarter of 2009 to $3.3 million, or 7.9% of sales, compared with $5.8 million, or 9.7% of sales, in the same quarter of 2008. General and administrative expense decreased approximately $6.6 million, or 35.3% during the first nine months of 2009 to $12.1 million, or 13.9% of sales, compared to $18.7 million, or 8.5% of sales, for the same period of 2008. The increase in percent of sales for both the three and nine month periods of 2009 is due to a decrease in sales during the third quarter and first nine months of 2009 compared to the respective periods in 2008. The decrease in dollars is due to primarily to reduced payroll and related benefit costs due to decreases in headcount and salary reductions.

Interest and Other Income (Expense), net

Interest and other income (expense), net consists primarily of interest expense on the Company’s debt, and for the third quarter and first nine months of 2009 was $189,000 and $236,000, respectively, compared to $612,000 and $826,000 for the respective periods of 2008. As a result of a new loan agreement with our credit facility in the first quarter of 2009, the average interest rates on our debt have remained flat during the current nine month period and are relative to interest rates applied on our debt facilities during the same period in the prior year. Interest expense was lower for the three and nine months ended October 2, 2009 compared to the same periods of 2008 due to primarily to lower respective average debt balances.

Income Tax Provision

Our tax provision (benefit) as a percentage of pre-tax income for the first nine months of 2009 was 19.7% compared to (17.3%) for the year ended December 28, 2008. The change in rate from the prior year reflects, primarily, a tax valuation allowance recorded in the second quarter of 2009, a change in the geographic mix of worldwide earnings and financial results for 2009 compared with the fiscal year 2008. Excluding the tax valuation allowance, our current year tax rate is (37%) compared to the federal statutory rate of (35%), primarily as a result of state and foreign taxes.

Liquidity and Capital Resources

We have funded our operations through financing activities and operations and we require capital principally to fund our working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of October 2, 2009, we had cash of $30.7 million compared to $29.6 million as of January 2, 2009.

For the quarter ended October 2, 2009 we generated cash from operating activities of $4.1 million compared to $6.3 million of cash generated in operating activities for the same period in the prior year. Operating cash flows were favorably impacted by net non-cash activity of $11.3 million, including deferred income taxes of $7.4 million, depreciation and amortization of $1.8 million and stock-based compensation of $2.1 million, decreases in inventory and prepaid and other of $3.2 million and $3.2 million respectively and an $11.8 million increase in accounts payable, and were unfavorably impacted by a decrease in accounts receivable and accrued compensation and related benefits of $1.7 million and $1.2 million, respectively.

Net cash used in investing activities were $0.2 million for the first nine months of 2009, representing a decrease of $8.9 million when compared to the same period in 2008, due primarily to a reduction in capital spending on our new facility in Hayward, CA.

Net cash used in financing activities for the first nine months of fiscal 2009 increased $0.6 million to $2.8 million from $2.2 million for the same period of the prior year. Our use of cash in financing activities for the first nine months of 2009 was primarily due to payments on short-term and long-term debt of $4.7 million and $3.7 million, respectively, offset by proceeds from bank borrowings of $5.5 million.

During fiscal 2008 and into the third quarter of fiscal 2009, we took steps to reduce our operating costs in line with our revenues in the form of factory shutdowns, reductions in headcount and other cost-cutting measures. As a result of these particular actions and our ability to effectively manage our inventory down while revenues were decreasing, we have consistently grown cash as well as our net liquidity quarter to quarter since the third quarter of 2008. We anticipate that our existing cash balances and operating cash flow, together with available borrowings under our credit facility as amended on February 4, 2009 (see “Borrowing Arrangements” above) will be sufficient to meet our working capital requirements and technology development projects for at least the next twelve months. The adequacy of these resources to meet our liquidity needs beyond that period will depend on our growth, the state of the worldwide economy, the cyclical expansion or contraction of the semiconductor capital equipment industry and the other industries we serve and capital expenditures required to meet possible increased demand for our products.

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

The following table summarizes our future minimum lease payments and principal payments under debt obligations, in thousands, as of October 2, 2009. Of the $13.6 million in operating leases, $143,000, which is net of estimated sublease income of $107,000, is included in other accrued liabilities, as of October 2, 2009.

	2009	2010	2011	2012	2013	Thereafter	Total
Capital lease	$2	$6	$6	$6	$7	$4	$31
Operating lease (1)	881	3,386	2,754	2,211	2,014	2,333	13,579
Borrowing arrangements	490	2,008	1,443	11,649	—	—	15,590

Total (2)	$1,373	$5,400	$4,203	$13,866	$2,021	$2,337	$29,200

(1)	Operating lease expense reflects (a) the lease for our headquarters facility in Hayward, California; (b) the lease for a manufacturing facility in Portland, Oregon that expires on October 31, 2010 net of estimated sublease rental income; (c) the leases for manufacturing facilities in South San Francisco that expire in the fourth quarter of 2009 and from 2010 through 2013; (d) the leases for manufacturing facilities in Austin, Texas that expire in 2010 and 2011.
(2)	As a result of the implementation of FASB’s guidance regarding accounting for uncertainty in income taxes, we have recorded an additional tax liability to offset the recognition of previously recorded excess tax benefits. Because of the uncertainty surrounding the future payment of these liabilities, the amount has been excluded from the table above.

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

Accounting for Income Taxes

The determination of our tax provision is subject to judgments and estimates. The FASB’s guidance regarding accounting for income taxes states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. In determining whether the Company’s deferred tax asset is realizable, the Company weighed all available evidence, including both positive and negative evidence. The realization of deferred tax assets depends upon the existence of sufficient taxable income of the same character during the carryback or carryforward period. The Company has considered all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carry forwards, taxable income in carry back years and tax-planning strategies.

Based on our recent historical operating results and our outlook for 2009, we determined it is more likely than not that our deferred tax assets will not be realized. As such, in the second quarter of 2009, we recorded a tax valuation allowance reducing our deferred tax asset value of $7.0 million to zero with a corresponding non-cash charge.

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

Interest Rates

Our interest rate risk relates primarily to our third party debt which totals $15.6 million as of October 2, 2009, and carries interest rates pegged to the LIBOR and PRIME rates. An immediate increase in interest rates of 100 basis points would increase our interest expense by approximately $40,000 per quarter. This would be partially offset by increased interest income on our invested cash. Conversely, an immediate decline of 100 basis points in interest rates would decrease our interest expense by approximately $40,000 per quarter. This would be partially offset by decreased interest income on our invested cash.

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

As required by Rule 13a-15(d), management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to the material weakness described above, we made the following changes to our internal control over financial reporting:

•	We hired a Director of Materials in our Hayward location to oversee all areas of our inventory operations, including cycle counting and physical inventory count procedures.

•	We revised certain procedures to ensure the accuracy of our inventory reserve calculation.

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

The recent weakening global economy, severe tightening of the credit markets and turmoil in the financial markets have contributed to slowdowns in the industries in which we operate. Reduced growth and uncertainty regarding future growth in economies throughout the world have caused companies to reduce capital investment and may in the future cause further reduction of such investments. These reductions have often been particularly severe in the semiconductor capital equipment industry. Economic uncertainty has led to historically low consumer confidence levels and has caused and may in the future cause our customers to push out, cancel, or refrain from placing orders with us, which in turn would further reduce our sales and negatively impact our cash flow. Our sales were $41.3 million in the third quarter of 2009 compared to $87.0 million for the third quarter of 2008 and $266.9 million for fiscal year 2008 compared to $403.8 million for fiscal year 2007. We incurred a net loss of $22.5 million during the first nine months of fiscal 2009, which included a deferred tax asset valuation allowance of $8.9 million, and we incurred a net loss of $52.4 million for the year ended January 2, 2009, which included a charge for impairment of goodwill and other long-lived assets of $55.1 million, and we may incur additional losses in the future. While there can be no assurance as to when the current economic slowdown will end, a period of recovery may nonetheless result in significant fluctuations in customer orders. Also, as a result of the weakening global economy, certain of our suppliers may be forced out of business, which would require us to either procure products from high-cost suppliers, or if no additional suppliers exist, to reconfigure the design and manufacture of our products, and we may be unable to fulfill some customer orders. Furthermore, the tightening of credit in financial markets may delay or prevent our customers from securing funding adequate to operate their businesses and purchase our products.

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

A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. Collectively, Applied Materials, Inc., Intuitive Surgical, Inc., and Lam Research Corporation accounted for 77.9% and 79.2% of our sales for the three and nine months ended October 2, 2009, respectively. These same three customers accounted for 76% and 78% of our sales for the three and nine months ended September 26, 2008. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by any one of these customers. Our customer contracts generally do not require them to place any orders with us. Consolidation among our customers, or a decision by any one or more of our customers to outsource all or most manufacturing and assembly work to a single equipment manufacturer, may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on an even smaller number of customers.

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

We have established, and as markets will allow, intend to expand our operations in Asia, which exposes us to risks associated with operating in a foreign country.

We intend to expand, as markets will allow, our operations in Asia, which includes China and Singpore. Our total assets in Asia at October 2, 2009 were $22.9 million.

We are exposed to political, economic, legal and other risks associated with operating in Asia, including:

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

We have outstanding indebtedness. At the end of our third quarter of fiscal 2009, our long-term debt was $13.6 million and our short-term debt was $2.0 million, for an aggregate total of $15.6 million. Our loan agreement, as amended on February 4, 2009, requires compliance with certain financial covenants, including maintenance of a minimum monthly tangible net worth and a minimum monthly liquidity coverage ratio. The covenants contained in our line of credit with the bank also restrict our ability to take certain actions, including our ability to:

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

Our international sales are denominated primarily, though not entirely, in U.S. dollars. Many of the costs and expenses associated with our Chinese subsidiaries are paid in Chinese Renminbi, and we expect our exposure to Chinese Renminbi to increase as we ramp up production in those facilities. In addition, purchases of some of our components are denominated in Japanese Yen and the Singapore dollar. Changes in exchange rates among other currencies in which our revenue or costs are denominated and the U.S. dollar may affect our revenue, cost of sales and operating margins. While fluctuations in the value of our revenue, cost of sales and operating margins as measured in U.S. dollars have not materially affected our results of operations historically, we do not currently hedge our exchange exposure, and exchange rate fluctuations could have an adverse effect on our financial condition and results of operations in the future.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a) Exhibits

The following exhibits are filed with this current Report on Form 10-Q for the quarter ended October 2, 2009:

Exhibit Number	Description

10.1	Change of Control Severance Agreement dated as of July 31, 2009 by and between Ultra Clean Holdings, Inc. and Kevin C. Eichler.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA CLEAN HOLDINGS, INC.
(Registrant)

Date: November 6, 2009	By:	/s/ CLARENCE L. GRANGER
	Name:	Clarence L. Granger
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2009	By:	/s/ KEVIN C. EICHLER
	Name:	Kevin C. Eichler
	Title:	Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.1	Change of Control Severance Agreement dated as of July 31, 2009 by and between Ultra Clean Holdings, Inc. and Kevin C. Eichler.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.