Form 10-K
period 2010-01-01
ULTRA CLEAN HOLDINGS INC
filed 2010-03-30
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-50646

Ultra Clean Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	61-1430858
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

26462 Corporate Avenue Hayward, California	94545
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(510) 576-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Global Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on July 3, 2009, as reported on the NASDAQ Global Market, was approximately $46.9 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

Number of shares of the registrant’s common stock outstanding as of February 26, 2010: 21,545,881

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2010 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

EX-21.1

EX-23.1

EX-31.1

EX-31.2

EX-32.1

EX-32.2

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

Overview

We are a leading developer and supplier of critical subsystems, primarily for the semiconductor capital equipment industry. We also leverage the specialized skill sets required to support semiconductor capital equipment to serve the technologically similar markets in the flat panel, medical, energy and research industries, collectively referred to as “Other Addressed Industries”. We develop, design, prototype, engineer, manufacture and test subsystems which are highly specialized and tailored to specific steps in the semiconductor manufacturing process as well as the manufacturing processes in Other Addressed Industries. Our revenue is derived from the sale of gas delivery systems and other critical subsystems including chemical mechanical planarization (CMP) subsystems, chemical delivery modules, top-plate assemblies, frame assemblies, process modules and other high level assemblies.

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

We had sales of $159.8 million, $266.9 million and $403.8 million for the 2009, 2008 and 2007 fiscal years, respectively. Our three largest customers in 2009 were Applied Materials, Inc., Intuitive Surgical, Inc. and Lam Research Corporation. To date, we have shipped substantially all of our products to customers in the United States. We conduct our operating activities primarily through our wholly owned subsidiaries, Ultra Clean Technology Systems and Service, Inc., Ultra Clean Technology (Shanghai) Co., Ltd and Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. Our international sales represented 2.2%, 1.8% and 2.2% of sales for the years ended January 1, 2010, January 2, 2009 and December 28, 2007, respectively.

Ultra Clean Holdings, Inc. (Ultra Clean) was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Service Inc. Ultra Clean Technology Systems and Service, Inc. was founded in 1991 by Mitsubishi Corporation and was operated as a subsidiary of Mitsubishi until November 2002, when it was acquired by Ultra Clean Holdings, Inc. Ultra Clean Holdings, Inc. became a publicly traded company in March 2004. In June 2006, we completed the acquisition of Sieger Engineering, Inc. to better enhance our position as a subsystem supplier to the semiconductor, research, flat panel, energy and medical equipment industries. Ultra Clean Technology (Shanghai) Co., Ltd and Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. were established in 2005 and 2007, respectively, to facilitate our operations in China. Ultra Clean Asia Pacific, Pte, Ltd., was established in fiscal 2008 to facilitate our operations in Singapore.

Our Solution

We are a leading developer and supplier of critical subsystems for the semiconductor capital equipment industry and Other Addressed Industries. Our products enable our OEM customers to realize lower manufacturing costs and reduced design-to-delivery cycle times while maintaining quality standards. We offer our customers:

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

Our Strategy

Our objective is to maintain our position as a leading developer and supplier of gas delivery systems and become a leading developer and supplier of other critical subsystems, primarily for the semiconductor capital equipment and Other Addressed Industries. Our strategy is comprised of the following key elements:

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

Continue to expand our market share in Other Addressed Markets: We believe we can leverage the attributes and skill sets which allow us to succeed in the Semiconductor Capital Equipment industry to increase our market share in technologically similar markets including research, flat panel, energy and medical equipment.

Leverage our expanding geographic presence in lower cost manufacturing regions. In March 2005, we completed construction of a manufacturing facility in Shanghai, China, allowing us to expand production in a low cost region. In November 2007, we completed construction of a second manufacturing facility in Shanghai, China to house our precision machined parts and subsystem assembly operations. These facilities put us in close proximity to the manufacturing facilities of potential customers and their end users. In Singapore, we opened a procurement office in October 2008 and in November 2009 we expanded our operations by opening a manufacturing facility.

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

We may choose to further accelerate the growth of our business by selectively pursuing strategic acquisitions. We will continue to consider acquisitions that will enable us to expand our geographic presence, secure new customers and diversify into complementary products and markets as well as broaden our technological capabilities in semiconductor capital equipment manufacturing.

Products

We develop, design, prototype, engineer, manufacture and test subsystems, primarily for the semiconductor capital equipment, flat panel, medical, energy and research industries. A majority of our products consist of gas delivery systems that enable the precise delivery of numerous specialty gases used in a majority of the key steps in the semiconductor manufacturing process, including deposition, etch, cleaning and annealing. Our gas delivery systems control the flow, pressure, sequencing and mixing of specialty gases into and out of the reaction chambers of semiconductor manufacturing tools. Our products also include other critical subsystems, including chemical mechanical planarization modules, chemical delivery modules, top-plate assemblies, frame assemblies and process modules.

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

Other high level assemblies: Other high level assemblies refer to large subsystems used in semiconductor manufacturing, research, flat panel, energy and medical equipment industries.

Customers

We sell our products to semiconductor capital equipment, flat panel, medical, energy and research industries. The majority of our revenue is in the semiconductor capital equipment industry, which is highly concentrated, and we are therefore highly dependent upon a small number of customers. Our three largest customers in 2009 were Applied Materials, Inc., Intuitive Surgical, Inc., and Lam Research Corporation, each of which accounted for more than 10% of our total sales in 2009 and 2008. As a group these three customers accounted for 79% and 81% of the Company’s sales for 2009 and 2008, respectively. In 2007, Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. each accounted for more than 10% of our total sales and as a group accounted for 84% of total sales. The level of our customer concentration has slightly declined in recent years due to our growth into adjacent markets, a trend which we expect to continue as we reinforce and expand our relationship with new, potentially significant customers.

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

Sales and Support

We sell our products through our direct sales force which, as of January 1, 2010, consisted of a total of 40 sales directors, account managers and sales support staff. Our sales directors are responsible for establishing sales strategy and setting the objectives for specific customer accounts. Each account manager is dedicated to a specific customer account and is responsible for the day-to-day management of that customer. Account managers work closely with customers and in many cases provide on-site support. Account managers often attend customers’ internal meetings related to production and engineering design and quality to ensure that customer expectations are interpreted and communicated properly to our operations group. Account managers also work with our customers to identify and meet their cost and design-to-delivery cycle time objectives.

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

Technology Development

We engage in ongoing technology development efforts in order to remain a technology leader for gas delivery systems and to further develop our expertise in other critical subsystems. In addition, our design engineering and new product engineering groups support our technology development activities. Our technology development group works closely with our customers to identify and anticipate changes and trends in next-generation equipment. Our technology development group participates in customer technology partnership programs that focus on process application requirements for gas delivery systems and other critical subsystems. These development efforts are designed to meet specific customer requirements in the areas of subsystem design, materials, component selection and functionality. Our technology development group also works directly with our suppliers to help them identify new component technologies and make necessary changes in, and enhancements to, the components that we integrate into our products. Our analytical and testing capabilities enable us to evaluate multiple supplier component technologies and provide customers with a wide range of appropriate component and design choices for their gas delivery systems and other critical subsystems. Our analytical and testing capabilities also help us anticipate technological changes and the requirements in component features for next-generation gas delivery systems and other critical subsystems. We are also developing additional features to improve the performance and functionality of our gas delivery systems and other critical subsystems. Our technology development and new product engineering expenses were approximately $3.2 million, $2.9 million and $3.0 million for the 2009, 2008 and 2007 fiscal years, respectively. We perform our technology development activities principally at our facilities in Hayward, California.

Intellectual Property

Our success depends in part on our ability to maintain and protect our proprietary technology and to conduct our business without infringing the proprietary rights of others. Our business is largely dependent upon our design, engineering, manufacturing and testing know-how. We also rely on a combination of trade secrets and confidentiality provisions, and to a much lesser extent, patents, copyrights and trademarks, to protect our proprietary rights. As of January 1, 2010, we had six issued United States patents, all of which expire in 2018, and we had six United States patent applications pending. None of our issued patents are material to our business. Intellectual property that we develop on behalf of our customers is generally owned exclusively by those customers.

We routinely require our employees, suppliers and potential business partners to enter into confidentiality and non-disclosure agreements before we disclose to them any sensitive or proprietary information regarding our products, technology or business plans. We require employees to assign to us proprietary information, inventions and other intellectual property they create, modify or improve.

Competition

Our industry is highly fragmented. When we compete for new business, we face competition from other suppliers of gas delivery systems and other critical subsystems as well as the internal manufacturing groups of OEMs. In addition, OEMs that have elected to outsource their gas delivery systems and other critical subsystems could elect in the future to develop and manufacture these subsystems internally, leading to further competition. Our principal competitors for our gas delivery systems are Ichor Systems, Inc., Advanced Integration Technologies, Precision Flow Technologies (PFT) and Intega, a subsidiary of Air Liquide, and our principal competitors for other critical subsystems are Flextronics International Ltd., Fox Semicon Integrated Technology Inc., Sanmina-SCI Corporation and Benchmark Electronics. Some of these competitors have substantially greater financial, technical, manufacturing and marketing resources than we do. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that could adversely affect sales of our current and future products. In addition, the limited number of potential customers in our industry further intensifies competition. The primary competitive factors in our industry are price, technology, quality, design-to-delivery cycle time, reliability in meeting product demand, service and historical customer relationships. We anticipate that increased competitive pressures will cause intensified price-based competition and we may have to reduce the prices of our products. In addition, we expect to face new competitors as we enter new markets.

Employees

As of January 1, 2010, we had 901 employees, of which 191 were temporary. Of our total employees, there were 52 in engineering, 8 in technology development, 40 in sales and support, 556 in direct manufacturing, 168 in indirect manufacturing and 77 in executive and administrative functions. These figures include 271 employees in Shanghai, China and 21 employees in Singapore. None of our employees is represented by a labor union and we have not experienced any work stoppages.

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

Executive Officers

Set forth below is information concerning our executive officers as of February 26, 2010:

Name	Age	Position
Clarence L. Granger	61	Chairman & Chief Executive Officer
David Savage	48	President and Chief Operating Officer
Kevin C. Eichler	50	Senior Vice President and Chief Financial Officer
Bruce Wier	62	Senior Vice President of Engineering
Deborah Hayward	48	Senior Vice President of Sales

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

Kevin C. Eichler has served as our Senior Vice President and Chief Financial Officer since July 2009. Prior to joining Ultra Clean, Mr. Eichler served on the Board of Directors of Ultra Clean from February 2004 to July 2009. Mr. Eichler was the Senior Vice President and Chief Financial Officer of Credence Systems from January 2008 to November 2008, and the Executive Vice President of Operations and Chief Financial Officer of MarketTools from March 2006 to December 2007. He served as the Vice President and Chief Financial Officer of MIPS Technologies from June 1998 to February 2006. Prior to that, he held management positions with several technology companies including Visigenic Software, NeXT Software and Microsoft. Mr. Eichler is on the board of directors of SupportSoft, Inc. (Nasdaq: SPRT) and Magma Design Automation, Inc. (Nasdaq: LAVA). Mr. Eichler holds a bachelor of science degree in accounting from St. John’s University.

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

We are exposed to risks associated with the global economy.

The global economy has contributed to slowdowns in the industries in which we operate. Reduced growth and uncertainty regarding future growth in economies throughout the world have caused companies to reduce capital investment and may in the future cause further reduction of such investments. Economic uncertainty has led to low consumer confidence levels and has caused and may in the future cause our customers to push out, cancel, or refrain from placing orders with us, which in turn has reduced and may in the future reduce our sales and negatively impact our cash flow. Our sales were $72.8 million in the fourth quarter of 2009 compared to $47.1 million for the fourth quarter of 2008 and $159.8 million for fiscal year 2009 compared to $266.9 million for fiscal year 2008. We incurred a net loss of $20.0 million for the year ended January 1, 2010. While it appears that the economy has entered a period of gradual recovery, we may experience future economic slowdowns and significant fluctuations in customer orders. Also, as a result of the global economy, certain of our suppliers have been or may be forced out of business, which would require us to either procure products from high-cost suppliers, or if no additional suppliers exist, to reconfigure the design and manufacture of our products, and we may be unable to fulfill some customer orders. Furthermore, the tightening of credit in financial markets may delay or prevent our customers from securing funding adequate to operate their businesses and purchase our products.

Furthermore, the equity and credit markets have been experiencing a high level of volatility and disruption. The market for new equity and debt financing is limited and in some cases not available at all. There is also uncertainty that lenders will satisfy their commitments under existing facilities. If current levels of market disruption and volatility continue or worsen, we may not be able to draw upon our revolving credit facility, incur additional debt or raise new equity in the event we need to do so. These conditions and uncertainty about future economic conditions make it challenging for us to forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. If we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition and results of operations could be adversely affected.

The highly volatile nature of the industries we serve could harm our operating results.

Our business and operating results depend in significant part upon capital expenditures by manufacturers in the semiconductor capital equipment, flat panel, medical, energy and research industries, which in turn depend upon the current and anticipated market demand for such products. Historically, the industries we serve (in particular the semiconductor industry) have been highly cyclical, with recurring periods of over-supply of products that have had a severe negative effect on the demand for capital equipment used to manufacture such products. We have experienced and anticipate that we will continue to experience significant fluctuations in customer orders for our products through such cycles. Slowdowns in the industries we serve have had, and future slowdowns may also have, a material adverse effect on our operating results. During periods of decreasing demand for our products, we must be able to appropriately align our cost structure with prevailing market conditions, effectively manage our supply chain and motivate and retain employees. During periods of increasing demand, we must increase manufacturing capacity and inventory to meet customer demands, effectively manage our supply chain and attract, retain and motivate a sufficient number of qualified employees. If we are not able to timely and appropriately adapt to the changes in our business environment, our results of operations will be harmed. Also, the cyclical and volatile nature of the industries we serve make future revenues, results of operations and net cash flows difficult to estimate.

We rely on a small number of customers for a significant portion of our sales, and any impairment of our relationships with these customers would adversely affect our business.

A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. Our three largest customers in 2009 were Applied Materials, Inc., Intuitive Surgical, Inc., and Lam Research Corporation, each of which accounted for more than 10% of our total sales in 2009 and 2008. As a group these three customers accounted for 79% and 81% of the Company’s sales for 2009 and 2008, respectively. In 2007, Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. accounted for more than 10% of our total sales and as a group accounted for 84% of total sales. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by any one of these customers. Our customer contracts generally do not require them to place any orders with us. Consolidation among our customers, or a decision by any one or more of our customers to outsource all or most manufacturing and assembly work to a single equipment manufacturer, may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on an even smaller number of customers.

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

We intend to expand, as markets will allow, our operations in Asia, which includes China and Singapore. Our total assets in Asia at January 1, 2010 were $27 million.

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

Our operations in Asia also subject us to U.S. laws governing the export of equipment. These laws are complex and require us to obtain clearances for the export to Asia of certain equipment. We may fail to comply with these laws and regulations, which could require us to cease use of certain equipment and expose us to fines or penalties.

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

Rapid technological innovation in the markets we serve requires us to anticipate and respond quickly to evolving customer requirements and could render our current product offerings and technology obsolete. Technological innovations are inherently complex. We must devote resources to technology development in order to keep pace with such rapidly evolving technologies. We believe that our future success will depend upon our ability to design, engineer and manufacture products that meet the changing needs of our customers. This requires that we successfully anticipate and respond to technological changes in design, engineering and manufacturing processes in a cost-effective and timely manner. If we are unable to integrate new technical specifications into competitive product designs, develop the technical capabilities necessary to manufacture new products or make necessary modifications or enhancements to existing products, our business prospects could be harmed.

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

Accordingly, it is important that our products are designed into the new capital equipment of OEMs, which we refer to as a design win, in order to retain our competitive position with existing customers and to obtain new customers.

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

We have outstanding indebtedness. At the end of our fiscal 2010, our long-term debt was $13.1 million and our short-term debt was $2.0 million, for an aggregate total of $15.1 million. Our loan agreement, as amended on February 4, 2009, requires compliance with certain financial covenants, including maintenance of a minimum monthly tangible net worth and a minimum monthly liquidity coverage ratio. The covenants contained in our line of credit with the bank also restrict our ability to take certain actions, including our ability to:

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

We made capital expenditures of $0.7 million during fiscal 2009, related to the development of our manufacturing facilities in China and Singapore. The amount of our future capital requirements will depend on many factors, including:

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

Our international sales are denominated primarily, though not entirely, in U.S. dollars. Many of the costs and expenses associated with our Chinese subsidiaries and Singapore subsidiary are paid in Chinese Renminbi and Singapore dollars, respectively, and we expect our exposure to Chinese Renminbi and Singapore dollars to increase as we ramp up production in those facilities. In addition, purchases of some of our components are denominated in Japanese Yen and Euro. Changes in exchange rates among other currencies in which our revenue or costs are denominated and the U.S. dollar may affect our revenue, cost of sales and operating margins. While fluctuations in the value of our revenue, cost of sales and operating margins as measured in U.S. dollars have not materially affected our results of operations historically, we do not currently hedge our exchange exposure, and exchange rate fluctuations could have an adverse effect on our financial condition and results of operations in the future.

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

We must maintain effective controls.

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

In September 2007, we entered into a facility lease agreement for approximately 104,000 square feet of office space in Hayward, California. We moved into the new facility in July 2008 and use this space as the new headquarters for our principal administrative, sales and support, engineering and technology development facilities and for manufacturing purposes. This lease will expire in February 2015. We also have manufacturing and engineering facilities in South San Francisco and Sacramento. In South San Francisco we lease approximately 90,000 square feet under 4 leases with varying expiration dates and extension periods. Approximately 12,300 square feet in South San Francisco is a neat room facility and 1,300 square feet is a clean room manufacturing facility. In Sacramento, we lease approximately 20,000 square feet under a lease that expires in May of 2010 with one five-year extension. We also have manufacturing facilities in Austin, Texas, Tualatin, Oregon and Shanghai, China. In Austin, we lease approximately 42,000 square feet of commercial space under a lease that expires on August 31, 2010 with a one-year extension. Approximately 6,800 square feet in Austin is a clean room manufacturing facility. In Shanghai, we lease approximately 132,000 square feet of commercial space under two leases which expire on June 30, 2013 and February 28, 2011. Approximately 11,000 square feet of this space is a clean room facility. In Singapore, we lease approximately 35,000 square feet under a lease that expires in October 2014. In Tualatin, we lease approximately 28,000 square feet of commercial space under a lease that expires in October, 2010. Approximately 6,800 square feet in Tualatin is a clean room manufacturing facility. Subsequent to our fiscal 2008 year end we vacated this facility and are currently looking to sublease this space.

The table below lists our properties as of February 26, 2010:

Location	Principal Use	Square Footage	Ownership
Hayward, California	Headquarters, manufacturing, sales, engineering, technology development	104,000	Leased
South San Francisco, California	Manufacturing, engineering	90,000	Leased	(1)
Sacramento, California	Manufacturing	20,000	Leased
Austin, Texas	Manufacturing, engineering	42,000	Leased
Tualatin, Oregon	Vacant with plans to sublet	28,000	Leased
Singapore Science Park III, Singapore	Customer support	35,000	Leased
Shanghai, China	Manufacturing, customer support	132,000	Leased

(1)	The Company leases a facility from an entity controlled by one of the Company’s directors. The Company incurred rent expense resulting from the lease of this facility of $0.3 million in the year ended January 1, 2010 and $0.3 million in the year ended January 2, 2009.

Item 3.	Legal Proceedings

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

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock has been traded on the NASDAQ Global Market under the symbol “UCTT” since March 25, 2004. The following table sets forth for the periods indicated the high and low closing sales prices per share of our common stock as reported by the NASDAQ Global Market:

	High	Low
Fiscal year 2008 First quarter	$12.20	$8.98
Second quarter	$11.49	$8.08
Third quarter	$8.38	$6.02
Fourth quarter	$5.41	$1.03
Fiscal year 2009 First quarter	$2.03	$0.94
Second quarter	$3.03	$1.17
Third quarter	$5.62	$2.25
Fourth quarter	$7.40	$5.30

To date, we have not declared or paid cash dividends to our stockholders and we do not intend to do so for the foreseeable future in order to retain earnings for use in our business. Our credit facility limits our ability to pay dividends. As of February 26, 2010, we had approximately 7 stockholders of record.

Item 6.	Selected Consolidated Financial Data

You should read the following tables in conjunction with other information contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and related notes and other financial information contained elsewhere in this Annual Report.

Statements of Operations Data (in thousands):

	Years Ended
	1/1/2010	1/02/2009	12/28/2007	12/29/2006*	12/30/2005
Consolidated Statements of Operations Data:
Sales	$159,757	$266,919	$403,807	$337,228	$147,535
Cost of goods sold	151,741	241,453	346,347	286,542	127,459

Gross profit	8,016	25,466	57,460	50,686	20,076
Operating expenses	24,091	32,869	33,953	25,352	17,515
Impairment of goodwill	—	34,063	—	—	—
Impairment of long-lived assets	—	21,017	—	—	—

Income (loss) from operations	(16,075)	(62,483)	23,507	25,334	2,561

Other income (expense)	(791)	(870)	(1,797)	(1,758)	147

Income (loss) before income taxes	(16,866)	(63,353)	21,710	23,576	2,708
Income tax provision (benefit)	3,160	(10,936)	5,817	7,266	705

Net income (loss)	$(20,026)	$(52,417)	$15,893	$16,310	$2,003

Net income (loss) per share:
Basic	$(0.94)	$(2.43)	$0.75	$0.85	$0.12
Diluted	$(0.94)	$(2.43)	$0.72	$0.83	$0.12
Shares used in computation:
Basic	21,403	21,542	21,293	19,220	16,241
Diluted	21,403	21,542	22,118	19,649	17,169

*	The results for the year ended December 29, 2006 include the activity of UCT-Sieger beginning June 30, 2006, the date of acquisition.

Consolidated Balance Sheet Data (in thousands):

	1/1/2010	1/02/2009	12/28/2007	12/29/2006	12/30/2005
Cash & cash equivalents	$26,697	$29,620	$33,447	$23,321	$10,663
Working capital	61,411	73,197	80,498	71,587	33,889
Total assets	131,310	117,411	195,027	187,047	75,009
Bank borrowings and long-term debt	15,100	18,471	22,211	31,564	2,343
Short-and long-term rent obligations	762	388	1,062	379	354
Total stockholders’ equity	61,179	78,399	129,488	107,168	55,281

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading developer and supplier of critical subsystems, primarily for the semiconductor capital equipment industry. We also leverage the specialized skill sets required to support semiconductor capital equipment to serve the technologically similar markets in the flat panel, medical, energy and research industries, collectively referred to as “Other Addressed Industries”. We develop, design, prototype, engineer, manufacture and test subsystems which are highly specialized and tailored to specific steps in the semiconductor manufacturing process as well as the manufacturing process in Other Addressed Industries. Our revenue is derived primarily from the sale of gas delivery systems and other critical subsystems including chemical mechanical planarization (“CMP”) subsystems, chemical delivery modules, top-plate assemblies, frame assemblies, process modules and other high level assemblies.

The global economy has contributed to slowdowns in the industries in which we operate. Reduced growth and uncertainty regarding future growth in economies throughout the world have caused companies to reduce capital investment and may in the future cause further reduction of such investments. Economic uncertainty has led to low consumer confidence levels and has caused and may in the future cause our customers to push out, cancel, or refrain from placing orders with us, which in turn has reduced and may in the future reduce our sales and negatively impact our cash flow. Our sales were $159.8 million in fiscal year 2009 compared to $266.9 million for fiscal year 2008. Our three largest customers in 2009 were Applied Materials, Inc., Intuitive Surgical, Inc., and Lam Research Corporation, each of which accounted for more than 10% of our total sales in 2009 and 2008. As a group these three customers accounted for 79% and 81% of the Company’s sales for 2009 and 2008, respectively. In 2007, Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc. each accounted for more than 10% of our total sales and as a group accounted for 84% of total sales. We incurred a net loss of $20.0 million for 2009, however, we expect a positive yet challenging environment for fiscal 2010 as the company ramps for its expected higher sequential revenues in the first quarter of 2010.

Results of Operations

The following table sets forth income statement data for the periods indicated as a percentage of revenue:

	Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007
Sales	100.0%	100.0%	100.0%
Cost of goods sold	95.0%	90.5%	85.8%

Gross profit	5.0%	9.5%	14.2%
Operating expenses:
Research and development	2.0%	1.1%	0.7%
Sales and marketing	2.9%	2.2%	1.5%
General and administrative	10.1%	9.1%	6.2%
Impairment of goodwill	—	12.7%	—
Impairment of long-lived assets	—	7.8%	—

Total operating expenses	15.0%	32.9%	8.4%

Income (loss) from operations	(10.0)%	(23.4)%	5.9%
Interest and other income (expense), net	(0.5)%	(0.3)%	(0.4)%

Income (loss) before provision (benefit) for income taxes	(10.5)%	(23.7)%	5.5%
Income tax provision (benefit)	2.0%	(4.1)%	1.4%

Net income (loss)	(12.5)%	(19.6)%	3.9%

Year Ended January 1, 2010 Compared With Year Ended January 2, 2009

Sales

Sales for the year ended January 1, 2010 decreased $107.1 million, or 40.1%, to $159.8 million from $266.9 million for the year ended January 2, 2009. The change in sales reflects a decrease in semi-conductor equipment and non-semiconductor demand as a result of the overall slowdown in the global economy. We expect sequential revenues to be higher in the first quarter of 2010.

Gross Profit

Cost of goods sold consists primarily of purchased materials, inventory write-downs, labor and overhead, including depreciation, associated with the design and manufacture of products sold. Gross profit for the year ended January 1, 2010 decreased to $8.0 million, or 5.0% of sales, from $25.5 million, or 9.5% of sales, for the year ended January 2, 2009. The decrease in gross profit was due primarily to declining unit volume manufactured due to declining sales during fiscal year 2009 and lower factory utilization in 2009 compared to 2008.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment, design and implementation, new product design and testing and other product development activities. Research and development expense increased slightly to $3.2 million, or 2.0% of sales, for the year ended January 1, 2010 compared to $2.9 million, or 1.1% of sales for the year ended January 2, 2009. The increase in expense is primarily due to the reassignment of existing resources to new product development activities.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with our sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense was $4.7 million and $5.7 million for the years ended January 1, 2010 and January 2, 2009, respectively. The decrease in spending was due primarily to reduced headcount related expenses as a result of reduced headcount, salary reductions and lower sales commissions. As a percentage of sales, sales and marketing expense increased to 2.9% for the year ended January 1, 2010 compared to 2.2% for the year ended January 2, 2009 due to the lower revenue base in 2009 compared as to 2008.

General and Administrative Expense

General and administrative expense consists primarily of salaries and overhead of our administrative staff and professional fees. General and administrative expense decreased to $16.2 million, or 10.1% of sales, for the year ended January 1, 2010, from $24.2 million, or 9.1% of sales, for the year ended January 2, 2009. The decrease in expense is due to primarily to reduced payroll and related benefit costs due to decreases in headcount and salary reductions.

Impairment of goodwill and long-lived assets

During 2008, as a result of our annual impairment test of goodwill, we determined that the carrying amount of certain reporting units exceeded their fair value resulting in impairment charges of $34.1 million to goodwill (See Note 5 to Consolidated Financial Statements for additional discussion).

During the fourth quarter of fiscal 2008, we determined that an adverse change in our business climate required us to test the recoverability of our long-lived assets. As a result of these tests we determined that the carrying amount of certain reporting units had exceeded their fair value resulting in impairment charges of $10.7 million for other intangible assets and $10.4 million for property, plant and equipment. (See Note 5 to Consolidated Financial Statements for further discussion).

Interest and Other Income (Expense), net

Interest and other income (expense), net for fiscal year 2009 was $(0.8) million compared to $(0.9) million for fiscal 2008. Components of interest and other income (expense) relate primarily to the interest expense incurred for debt financing. Interest expense for fiscal 2009 was $0.8 million compared to $1.1 million in 2008. The decrease in 2009 was due primarily to a decrease in interest rates on debt. As a result of a new loan agreement with our credit facility in the first quarter of 2009, the average interest rates on our debt have remained flat during the year and are similar to the average interest rates applied on our debt facilities during the same period in the prior year. Interest expense was lower for fiscal year 2009 compared to 2008 due primarily to lower average debt balances.

Income Tax Provision

Our effective tax rate for the year ended January 1, 2010 was 18.7% compared to an income tax benefit of 17.3% for the year ended January 2, 2009. Our effective tax rate is substantially impacted by several items including Section 199 deduction for domestic production activities, state taxes and the effect of foreign operations, as well as a change in our geographic mix of US and China earnings.

Year Ended January 2, 2009 Compared With Year Ended December 28, 2007

Sales

Sales for the year ended January 2, 2009 decreased $136.9 million, or 33.9%, to $266.9 million from $403.8 million for the year ended December 28, 2007. The decrease in sales reflected a decrease in semi-conductor equipment demand as a result of the overall slowdown in the industry, partially offset by sequential minor increases in non-semiconductor revenue.

Gross Profit

Gross profit for the year ended January 2, 2009 decreased to $25.5 million, or 9.5% of sales, from $57.5 million, or 14.2% of sales, for the year ended December 28, 2007. The decrease in gross profit was due primarily to declining unit volume manufactured due to declining sales during fiscal year 2008, lower factory utilization, costs associated with the centralization and closure of our facilities and employee severance charges resulting from a series of reductions in force.

Research and Development Expense

Research and development expense remained relatively flat decreasing to $2.9 million, or 1.1% of sales, for the year ended January 2, 2009 compared to $3.0 million, or 0.7% of sales for the year ended December 28, 2007. The increase as a percentage of sales was due primarily to a lower revenue base in 2008 as compared to 2007.

Sales and Marketing Expense

Sales and marketing expense was $5.7 million and $5.9 million for the years ended January 2, 2009 and December 28, 2007, respectively. The decreased spending was due primarily to reduced travel expense and sales commissions offset by an increase in severance payments. As a percentage of sales, sales and marketing expense increased to 2.2% for the year ended January 2, 2009 compared to 1.5% for the year ended December 28, 2007 due to the lower revenue base in 2008 compared as to 2007.

General and Administrative Expense

General and administrative expense decreased to $24.2 million, or 9.1% of sales, for the year ended January 2, 2009, from $25.1 million, or 6.2% of sales, for the year ended December 28, 2007. The decrease in spending was due to lower outside service costs of approximately $3.1 million resulting from reduced accounting and consulting costs related to SOX 404 compliance and reduced legal fees. This decrease was partially offset by increases in facility expenses related to the move to our new facility in Hayward, California in mid-fiscal 2008, higher depreciation costs due to the implementation of our new ERP system in late fiscal 2007 and employee severance charges resulting from a series of reductions in force.

Impairment of goodwill and long-lived assets

During fiscal 2008, as a result of our annual impairment test of goodwill, we determined that the carrying amount of certain reporting units exceeded their fair value resulting in impairment charges of $34.1 million to goodwill (See Note 5 to Consolidated Financial Statements for additional discussion).

During the fourth quarter of fiscal 2008, we determined that an adverse change in our business climate required us to test the recoverability of our long-lived assets. As a result of these tests we determined that the carrying amount of certain reporting units had exceeded their fair value resulting in impairment charges of $10.7 million for other intangible assets and $10.4 million for property, plant and equipment. (See Note 5 to Consolidated Financial Statements for further discussion).

Interest and Other Income (Expense), net

Interest and other income (expense), net for fiscal 2008 was $(0.9) million compared to $(1.8) million in 2007. Components of interest and other income (expense) related primarily to the interest expense incurred for debt financing. Interest expense for fiscal 2008 was $1.1 million compared to $2.2 million in 2007. The decrease in 2008 was due primarily to a decrease in interest rates on debt. This decrease in interest expense was partially offset by a decrease in interest income of approximately $0.3 million.

Income Tax Provision

Our effective tax rate for fiscal year 2008 was a benefit of 17.3% compared to 26.8% for fiscal year 2007. Our effective tax rate was substantially impacted by several items including Section 199 deduction for domestic production activities, state taxes and the effect of foreign operations, and in the fourth quarter of fiscal 2008, our effective tax rate was impacted by the impairment of goodwill for which there is no tax benefit. The decreased rate in 2008 reflected primarily the impact of our goodwill impairment charge as well as a change in our geographic mix of US and China earnings.

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

Revenue Recognition

Our revenue is highly concentrated in four OEM customers in the semiconductor capital equipment, energy, flat panel and medical industries. Our standard arrangement for our customers includes a signed purchase order or contract, no right of return of delivered products and no customer acceptance provisions. Revenue from sales of products is recognized when:

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

Inventory Valuation

We write down the carrying value of our inventory to net realizable value for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write-downs could be required. We assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts on a periodic basis. Obsolete inventory or inventory in excess of our estimated usage is written-down to its estimated market value less costs to sell, if less than its cost. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specific identified inventory in excess of established usage. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If actual market conditions are less favorable than our projections, additional inventory write-downs may be required. If the inventory value is written down to its net realizable value, and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold either as a component of a subsystem or as separate inventory. For the years ended January 1, 2010 and January 2, 2009, we wrote off $0.5 million and $0.7 million, respectively, in inventory determined to be obsolete.

Accounting for Income Taxes

The determination of our tax provision is subject to judgments and estimates. The carrying value of our net deferred tax assets, which is made up primarily of tax deductions, assumes we will be able to generate sufficient future income to fully realize these deductions. In determining whether the realization of these deferred tax assets may be impaired, we make judgments with respect to whether we are likely to generate sufficient future taxable income to realize these assets. Based on our recent historical operating results and our outlook for fiscal 2009 and beyond, we determined it is more likely than not that our deferred tax assets will not be realized. As such, in the second quarter of 2009, we recorded a tax valuation allowance reducing our deferred tax asset value of $7.0 million to zero with a corresponding non-cash charge. For fiscal 2009 we recorded a tax valuation allowance totaling $8.7 million. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. We are currently under examination by the Internal Revenue Service for the tax years 2006 and 2008. The outcome of the examination is not known, and therefore, we are unable to estimate the effect of the audit to our financial position, results of operations or cash flows.

The Company’s 2005 and 2006 state income tax returns are currently under examination by the California Franchise Tax Board (“CFTB”). The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for fiscal years 2004 through 2008 and the Company’s state income tax returns are open to audit under the statute of limitations for the fiscal years 2005 through 2008.

Business Combinations

In accordance with business combination accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. We may engage third-party appraisal firms to assist management in determining the fair values of acquired intangible assets such as trade name and customer relationships. Such valuations require management to make significant estimates and assumptions. Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

Valuation of Goodwill and Long-lived Assets

We evaluate our intangible assets in accordance with the FASB’s guidance regarding accounting for the impairment of goodwill, at least annually, for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as an adverse change in our business climate or a decline in the overall industry, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s only intangible asset is Tradename. Factors we consider important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. The provisions of the FASB’s guidance regarding accounting for the impairment of goodwill require an impairment test annually or more frequently if impairment indicators arise. In testing for a potential impairment, the provisions of the FASB’s guidance regarding accounting for the impairment of goodwill require the application of a fair value based test at the reporting unit level. We operate in one reportable segment and have one reporting unit. Therefore, all goodwill is considered enterprise goodwill and the first step of the impairment test prescribed by the FASB’s guidance regarding accounting for the impairment of goodwill requires a comparison of our fair value to our book value. If the estimated fair value is less than the book value, the FASB’s guidance regarding accounting for the impairment of goodwill requires an estimate of the fair value of all identifiable assets and liabilities of the business, in a manner similar to a purchase price allocation for an acquired business. This estimate requires valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Potential goodwill impairment is measured based upon this two-step process.

In accordance with the FASB’s guidance regarding accounting for the impairment or disposal of long-lived assets, the Company tests other long-lived assets, including property, equipment and leasehold improvements and other intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. The Company assesses the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company will estimate the fair value of the asset group using the income approach, which is the present value technique used to measure the fair value of future cash flow produced by each asset group, and compare it to its carrying value. The excess of the carrying value over the fair value is allocated pro rata to derive the adjusted carrying value. The adjusted carrying value of each asset in the asset group is not reduced below its fair value.

See additional disclosure of these analyses in Note 5 to our Consolidated Financial Statements including the impairment charges recorded during the fiscal year 2008.

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

Equity Incentives to Employees

We have accounted for stock-based compensation under the FASB’s guidance regarding stock-based compensation and the SEC’s guidance requiring the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model that we use was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of underlying stock. Our expected stock price volatility assumption was determined using the historical volatility of our common stock. We determined that historical volatility reflects market conditions and is a good indicator of future volatility. Our expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on our historical experience with similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. See Note 9 of Notes to Consolidated Financial Statements for a detailed description.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2009
Sales	$22,400	$23,252	$41,324	$72,781	$159,757
Gross profit (loss)	$(2,870)	$(854)	$3,283	$8,457	$8,016
Net income (loss)	$(7,040)	$(14,063)	$(1,418)	$2,495	$(20,026)
2008
Sales	$92,357	$67,364	$60,128	$47,070	$266,919
Gross profit	$12,060	$7,522	$5,468	$416	$25,466
Net income (loss)	$1,889	$(162)	$(1,928)	$(52,216)	$(52,417)

Our operating results for fiscal 2009 reflect a downturn in the semiconductor capital equipment industry beginning in the second quarter of 2008.

Liquidity and Capital Resources

We have required capital principally to fund our working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of January 1, 2010, we had cash of $26.7 million compared to $29.6 million as of January 2, 2009.

For the year ended January 1, 2010 we generated cash from operating activities of $1.1 million compared to $11.6 million for the year ended January 2, 2009. Operating cash flow in 2009 was unfavorably impacted by our net loss of $20.0 million, an increase in accounts receivable of $21.0 million, an increase in inventory of $7.2 million and a decrease in other liabilities of $385,000. Operating cash flows were favorably impacted by net non-cash activity of $12.3 million, including depreciation and amortization of $2.3 million, stock-based compensation of $2.7 million and increased net deferred income taxes of $7.4 million, an increase in accounts payable of $34.8 million and a decrease in prepaid expenses and other of $2.8 million.

Net cash used in investing activities for the year ended January 1, 2010 decreased $8.7 million to $0.7 million from $9.4 million in the year ended January 2, 2009. Investing activities in 2008 were high due primarily to our investment in equipment and leasehold improvements for our new Hayward, California facility.

Net cash used in financing activities for the year ended January 1, 2010 decreased $2.7 million to $3.3 million from $6.0 million in the year ended January 2, 2009. Our use of cash in financing activities was primarily due to net principal payments on short-term debt of $3.4 million.

During fiscal 2008 and 2009, we took steps to reduce our operating costs in line with our declining revenues in the form of factory shutdowns, reductions in headcount and other cost-cutting measures. We anticipate that our existing cash balance and operating cash flow, together with available borrowings under our credit facility as amended on February 4, 2009 (see “Borrowing Arrangements” below), will be sufficient to meet our working capital requirements and technology development projects for at least the next twelve months. The adequacy of these resources to meet our liquidity needs beyond that period will depend on our growth, the state of the worldwide economy, the cyclical expansion or contraction of the semiconductor capital equipment industry and the other industries we serve and capital expenditures required to meet possible increased demand for our products.

Borrowing Arrangements

In the second quarter of 2006, the Company entered into a borrowing arrangement and a term loan (“Loan Agreement”). The Loan Agreement provided senior secured credit facilities in an aggregate principal amount of up to $32.5 million, consisting of a $25.0 million Revolving Line of Credit and a $7.5 million term loan (“Original Term Loan”). On February 4, 2009, the Company amended its Loan Agreement resulting in a reduction of the revolving credit facility from $25.0 million to $20.0 million while extending its maturity to January 29, 2012, and instituting a new $3.0 million, three-year term loan, as amended, also maturing on January 29, 2012. The Original Term Loan expired on June 29, 2009. The outstanding balance of the new term loan as of January 1, 2010 was approximately $2.1 million. The aggregate amount of the revolving credit facility is subject to a borrowing base equal to 80% of eligible accounts receivable and 45% of eligible inventory (total eligible inventory not to exceed $2.5 million) and is secured by substantially all of our assets. The revolving credit facility bears interest per annum at a variable rate equal to the greater of the bank’s stated prime rate or 4% plus a margin of 25 basis points. The new term loan, as amended, bears interest per annum at a variable rate equal to the greater of the bank’s stated prime rate or 4% plus a margin of 75 basis points. The revolving credit facility contains certain reporting and financial covenants, including minimum tangible net worth and liquidity ratios that must be met on a monthly basis in order for the Company to remain in compliance. We are currently in compliance with all covenants in our Loan Agreement. The outstanding balance of the Revolving Line of Credit as of January 1, 2010 was approximately $11.5 million.

Interest rates on outstanding loans under the revolving credit facility and the term loan ranged from 3.5% to 4.75% per annum during fiscal year 2009 and were 4.25% and 4.75% per annum, respectively, as of January 1, 2010.

The Company also has a $5.0 million equipment loan that is secured by certain of its equipment and expires in May 2011. The interest rate and outstanding balance on the equipment loan was 7.6% and $1.5 million, respectively, as of January 1, 2010.

The combined balance outstanding on the Loan Agreement and equipment loan at January 1, 2010 was $15.1 million.

Capital Expenditures

Capital expenditures were $0.8 million in the year ended January 1, 2010, primarily due to the fixed assets acquired from Allegro for our Singapore location. See Note 2 for further discussion. We made capital expenditures of $9.4 million in the year ended January 2, 2009, $7.7 million of which was used for our new headquarters in Hayward, California and $1.7 million was used for expansion of our facilities in China. Capital expenditures of $7.8 million in the year ended December 28, 2007 was used primarily for facilities expansion in China and the implementation of our new ERP system which went live during the fourth quarter of 2007.

Contractual Obligations

Other than operating leases for certain equipment and real estate, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the revolving credit facility described above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments and principal payments under debt obligations as of January 1, 2010 (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Capital lease	$6	$6	$6	$7	$3	$—	$28
Operating lease(1)	3,645	3,035	2,648	2,456	2,234	467	14,485
Borrowing arrangements	2,008	1,443	11,649	—	—	—	15,100
Purchase obligations	16,492	—	—	—	—	—	16,492

Total(2)	$22,151	$4,484	$14,303	$2,463	$2,237	$467	$46,105

(1)	Operating lease expense reflects (a) the lease for our headquarters facility in Hayward, California; (b) the lease for a manufacturing facility in Portland, Oregon that expires on October 31, 2010 net of estimated sublease rental income; (c) the leases for manufacturing facilities in South San Francisco that expire from 2010 through 2013; (d) the leases for manufacturing facilities in Austin, Texas that expire in 2010 and 2011.
(2)	As a result of the implementation of FASB’s guidance regarding accounting for uncertainty in income taxes, we have recorded an additional tax liability to offset the recognition of previously recorded excess tax benefits. Because of the uncertainty surrounding the future payment of these liabilities, the amount has been excluded from the table above.

Recently Issued Accounting Standards

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

In September 2006, the FASB issued guidance regarding the fair value measurements which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. During the first quarter of 2009 the Company adopted this guidance for the Company’s non-financial assets and non-financial liabilities without impact to our condensed consolidated financial statements or related footnotes.

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

Interest Rates

Our interest rate risk relates primarily to our third party debt which totals $15.1 million and carries interest rates pegged to the LIBOR and PRIME rates. An immediate increase in interest rates of 100 basis points would increase our interest expense by approximately $38,000 per quarter. This would be partially offset by increased interest income on our invested cash. Conversely, an immediate decline of 100 basis points in interest rates would decrease our interest expense by approximately $38,000 per quarter. This would be partially offset by decreased interest income on our invested cash.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ultra Clean Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Ultra Clean Holdings, Inc. and subsidiaries (the “Company”) as of January 1, 2010 and January 2, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ultra Clean Holdings, Inc. and subsidiaries at January 1, 2010 and January 2, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Jose, California

March 29, 2010

Ultra Clean Holdings, Inc.

Consolidated Balance Sheets

	January 1, 2010	January 2, 2009
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$26,697	$29,620
Accounts receivable, net of allowance of $529 and $406, respectively	34,787	13,790
Inventory	46,976	39,814
Deferred income taxes	—	2,451
Prepaid expenses and other	6,005	8,817

Total current assets	114,465	94,492

Equipment and leasehold improvements, net	7,450	8,954
Purchased intangibles, net	8,987	8,987
Other non-current assets	408	4,978

Total assets	$131,310	$117,411

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$2,008	$5,736
Accounts payable	46,098	11,275
Accrued compensation and related benefits	2,378	2,320
Deferred rent, current portion	740	401
Other current liabilities	1,830	1,563

Total current liabilities	53,054	21,295

Long-term debt	13,092	12,735
Deferred rent and other liabilities	3,985	4,982

Total liabilities	70,131	39,012

Commitments and contingencies (See Note 13)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 21,484,178 and 21,287,700 shares issued and outstanding, in 2009 and 2008, respectively	96,563	93,757
Common shares held in treasury, at cost, 601,944 shares in 2009 and 2008, respectively	(3,337)	(3,337)
Accumulated Deficit	(32,047)	(12,021)

Total stockholders’ equity	61,179	78,399

Total liabilities and stockholders’ equity	$131,310	$117,411

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Operations

	Twelve Months Ended
	January 1, 2010	January 2, 2009	December 28, 2007
	(In thousands, except per share amounts)
Sales	$159,757	$266,919	$403,807
Cost of goods sold	151,741	241,453	346,347

Gross profit	8,016	25,466	57,460

Operating expenses:
Research and development	3,212	2,904	2,985
Sales and marketing	4,693	5,739	5,914
General and administrative	16,186	24,226	25,054
Impairment of goodwill	—	34,063	—
Impairment of long-lived assets	—	21,017	—

Total operating expenses	24,091	87,949	33,953

Income (loss) from operations	(16,075)	(62,483)	23,507

Interest and other expense, net	(791)	(870)	(1,797)

Income (loss) before provision (benefit) for income taxes	(16,866)	(63,353)	21,710
Income tax provision (benefit)	3,160	(10,936)	5,817

Net income (loss)	$(20,026)	$(52,417)	$15,893

Net income (loss) per share:
Basic	$(0.94)	$(2.43)	$0.75
Diluted	$(0.94)	$(2.43)	$0.72
Shares used in computing net income (loss) per share
Basic	21,403	21,542	21,293
Diluted	21,403	21,542	22,118

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Deferred Stock-based Compensation	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
	(in thousands, except per share amounts)
Balance, December 29, 2006	21,080,540	$82,198	$(152)	$25,122	$107,168
Issuance of restricted common stock	25,000	—	—	—	—
Net issuance under employee stock plans, including tax benefits of $1,323	457,296	3,759	—	—	3,759
Amortization of stock-based compensation	—	3,162	125	—	3,287
Provision for FIN 48	—	—	—	(619)	(619)
Net income	—	—	—	15,893	15,893

Balance, December 28, 2007	21,562,836	89,119	(27)	40,396	129,488
Issuance of restricted common stock	37,500	—	—	—	—
Repurchase of common stock	(601,944)	(3,337)	—	—	(3,337)
Net issuance under employee stock plans, including tax benefits of $112	289,308	1,126	—	—	1,126
Amortization of stock-based compensation	—	3,512	27	—	3,539
Net loss	—	—	—	(52,417)	(52,417)

Balance January 2, 2009	21,287,700	90,420	—	(12,021)	78,399
Issuance of restricted common stock	60,000	—	—	—	—

Issuance under employee stock plans	136,478	101	—	—	101
Amortization of stock-based compensation	—	2,705	—	—	2,705
Net loss	—	—	—	(20,026)	(20,026)

Balance January 1, 2010	21,484,178	$93,226	$—	$(32,047)	$61,179

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Cash Flows

	Twelve Months Ended
	January 1, 2010	January 2, 2009	December 28, 2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(20,026)	$(52,417)	$15,893
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,279	5,599	4,375
Deferred income tax	7,363	(5,225)	(903)
Excess tax benefit from stock-based compensation	—	112	(1,323)
Stock-based compensation	2,705	3,539	3,287
Changes in and impairment of goodwill and long-lived assets	—	55,214	—
Changes in assets and liabilities:
Accounts receivable	(20,997)	21,055	9,698
Inventory	(7,162)	9,528	(1,933)
Prepaid expenses and other	2,812	(5,029)	(266)
Other non-current assets	(341)	333	112
Accounts payable	34,786	(25,562)	(772)
Accrued compensation and related benefits	57	(686)	(1,015)
Income taxes payable	—	322	(4,921)
Other current liabilities	(385)	4,799	1,288

Net cash provided by operating activities	1,091	11,582	23,520

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(738)	(9,448)	(7,707)
Proceeds from sale of equipment	—	—	27
Net cash used in acquisition	—	—	(46)

Net cash used in investing activities	(738)	(9,448)	(7,726)

Cash flows from financing activities:
Principal payments on capital lease obligations	(6)	(12)	(67)
Proceeds from bank borrowings	5,500	—	—
Principal payments on short-term debt	(8,872)	(1,315)	—
Principal payments on long-term debt	—	(2,425)	(9,353)
Excess tax benefit from stock-based compensation	—	(112)	1,323
Repurchase of common stock	—	(3,337)	—
Proceeds from issuance of common stock	102	1,240	2,429

Net cash used in financing activities	(3,276)	(5,961)	(5,668)

Net increase (decrease) in cash	(2,923)	(3,827)	10,126
Cash and cash equivalents at beginning of year	29,620	33,447	23,321

Cash and cash equivalents at end of year	$26,697	$29,620	$33,447

Supplemental cash flow information:
Income taxes paid	$—	$1,100	$10,249
Interest paid	$821	$1,175	$2,242
Non-cash investing and financing activities:
Restricted stock issued	$334	$394	$335
Fixed asset purchases included in accounts payable	$37	$20	$6

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements

1. Organization and Significant Accounting Policies

Organization — Ultra Clean Holdings, Inc. (the “Company”) is a leading developer and supplier of critical subsystems, producing primarily gas delivery systems, chemical mechanical planarization (“CMP”) subsystems, chemical delivery modules, frame and top plate assemblies and process modules. The Company serves the semiconductor capital equipment, research, flat panel, energy and medical equipment industries. The Company’s products improve efficiency and reduce the costs of our customers’ design and manufacturing processes. The Company’s customers are primarily original equipment manufacturers (“OEMs”) in the industries the Company serves.

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

Certain Significant Risks and Uncertainties — The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, any of the following areas could have a negative effect on the Company in terms of its future financial position, results of operations or cash flows: the general state of the U.S. and world economies, the highly cyclical nature of the industries the Company serves; the loss of any of a small number of customers; ability to obtain additional financing; pursuing acquisition opportunities; regulatory changes; fundamental changes in the technology underlying semiconductor, research, flat panel, energy and medical equipment manufacturing processes or manufacturing equipment; the hiring, training and retention of key employees; successful and timely completion of product design efforts; and new product design introductions by competitors.

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

The Company had significant sales to three customers: Applied Materials, Inc., Intuitive Surgical, Inc. and Lam Research Corporation each of which accounted for 10% or more of sales for the year ended January 1, 2010. Sales to each of these customers as a percentage of total sales were as follows:

	Fiscal Year Ended
	2009	2008	2007
Customer A	41%	51%	43%
Customer B	23%	20%	29%
Customer C	15%	10%	4%

Total	79%	81%	76%

Four customers each had individual accounts receivable balances greater than 10% as of January 1, 2010 with a combined total of 88%.

Fair Value of Financial Instruments — Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and bank borrowings. The carrying value of these instruments approximates their fair value because of their short-term nature.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

At January 1, 2010 and January 2, 2009, inventory balances were $47.0 million and $39.8 million, respectively, net of reserves of $4.8 million and $4.3 million, respectively. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specific identified inventory in excess of estimated usage.

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

Product Warranty — The Company provides a warranty on its products for a period of up to two years, and provides for warranty costs at the time of sale based on historical activity. Determination of the provisions requires the Company to make estimates of product return rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of sales may be required in future periods. The warranty reserve is included in other current liabilities on the consolidated balance sheet. Product warranty cost activity consisted of the following (in thousands):

	Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007
Beginning Balance	$164	$220	$344
Additions related to sales	75	136	109
Warranty costs incurred	(127)	(192)	(233)

Ending Balance	$112	$164	$220

Income Taxes — We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. We recognize potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of income as income tax expense.

Based on the Company’s recent historical operating results and its outlook for 2009 and beyond, the Company determined it is more likely than not that its deferred tax assets will not be realized. As such, in the second quarter of 2009, the Company recorded a tax valuation allowance reducing its deferred tax asset value of $7.0 million to zero with a corresponding non-cash charge. For 2009 the Company recorded a tax valuation allowance totaling $8.7 million.

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

The Company has ongoing audits by various state and foreign taxing jurisdictions. Management believes that it has adequately provided for any adjustments that may result from these examinations, however, the outcome of tax audits cannot be predicted with certainty.

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

Stock-based compensation expense includes compensation costs related to estimated fair values of stock options and awards granted.Stock-based compensation expense from stock options and the related income tax benefit recognized were $2.7 million and $0.5 million, respectively, for fiscal year 2009, and $3.5 million and $0.6 million, respectively, for the fiscal year 2008 and $3.0 million and $0.8 million, respectively, for fiscal year 2007. The estimated fair value of the Company’s equity-based awards, net of expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis over a weighted average period of four years and will be adjusted for subsequent changes in estimated forfeitures and future option grants.

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

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Forfeiture rate. The FASB’s guidance regarding stock-based compensation requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

The exercise price of each stock option equals the market price of the Company’s stock on the date of grant. The weighted average estimated fair value of employee stock option grants for the fiscal years 2009, 2008 and 2007 was $0.79, $4.71 and $7.26, respectively. Generally, options vest over four years and expire no later than ten years from the grant date. The weighted average assumptions used in the model are outlined in the following table:

	Year Ended
	January 1,	January 2,	December 28,
	2010	2009	2007
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	70.0%	50.0%	50.0%
Risk-free interest rate	2.2%	2.8%	4.25%
Expected life (in years)	5.6	5.0	5.0

The following table summarizes the Company’s restricted stock units and restricted stock awards activity for the fiscal year 2009 (in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value(1)
Unvested at January 2, 2009	448	—
Granted	184	—
Vested	(155)	—
Forfeited	(118)	—

Unvested at January 1, 2010	359	—

(1) There is no weighted fair value associated with these restricted stock awards.

During fiscal years 2009, 2008 and 2007, the Company recorded $2.2 million, $3.0 million and $2.4 million, respectively, of stock-based compensation expense, net of tax, associated with employee and director stock plans and employee stock purchase plan programs. As of January 1, 2010, there was $3.1 million, net of forfeitures of $1.8 million, of unrecognized compensation cost related to employee and director stock which is expected to be recognized on a straight-line basis over a weighted average period of approximately three years, and will be adjusted for subsequent changes in estimated forfeitures and future option grants.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Total stock-based compensation during the fiscal years 2009, 2008 and 2007, respectively, to various operating expense categories was as follows (in thousands):

	Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007
Cost of goods sold(1)	$822	$1,009	$915
Sales and marketing	225	246	203
Research and development	22	87	111
General and administrative	1,636	2,197	2,073

	2,705	3,539	3,302
Income tax benefit	(506)	(612)	(885)

Net stock-based compensation expense	$2,199	$2,927	$2,417

(1) As of January 1, 2010 and January 2, 2009, there were no stock-based compensation expenses capitalized in inventory.

Impairment of Goodwill and Other Long-lived Assets — Purchased intangibles consist of Tradename acquired as part of a purchase business combination.

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

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired. Goodwill is not amortized, but rather tested for impairment. The provisions of FASB’s guidance regarding accounting for goodwill impairment require an annual goodwill impairment test or more frequently if impairment indicators arise. In testing for a potential impairment of goodwill, the provisions of the FASB’s guidance regarding accounting for goodwill impairment require the application of a fair value based test at the reporting unit level. The Company operates in one reporting segment which has one reporting unit. Therefore, all goodwill is considered enterprise goodwill and the first step of the impairment test is a comparison of fair value to book value of the Company. If the estimated fair value of the Company is less than the book value, an estimate is required of the fair value of all identifiable assets and liabilities of the business, in a manner similar to a purchase price allocation for an acquired business. This estimate requires valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Potential goodwill impairment is measured based upon this two-step process. In the event that the Company determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the period in which such determination is made.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Management performed the annual impairment test of its long-lived assets as of January 1, 2010, and determined that its long-lived assets were not impaired.

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

Revenue Recognition — Product revenue is generally recorded upon shipment. In arrangements that specify title transfer upon delivery, revenue is not recognized until the product is delivered. The Company recognizes revenue when persuasive evidence of an arrangement exists, shipment has occurred, price is fixed or determinable and collectability is reasonably assured. If the Company has not substantially completed a product or fulfilled the terms of a sales agreement at the time of shipment, revenue recognition is deferred until completion. Our standard arrangement for our customers includes a signed purchase order or contract, no right of return of delivered products and no customer acceptance provisions.

The Company assesses collectability based on the credit worthiness of the customer and past transaction history. The Company performs on-going credit evaluations of customers and does not require collateral from customers.

Research and Development Costs — Research and development costs are expensed as incurred.

Net Income (loss) per Share — Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options and restricted stock using the treasury stock method, except when anti-dilutive (see Note 10 to Consolidated Financial Statements).

Comprehensive Income — The Company reports by major components and as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income (loss) for all periods presented was the same as net income (loss).

Segments — The FASB’s guidance regarding disclosure about segments in an enterprise and related information establishes standards for the reporting by public business enterprises of information about reportable segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the manner in which management organizes the reportable segments within the

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision-maker is considered to be the Chief Executive Officer. The Company operates in one reporting segment.

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

In June 2009, the FASB issued guidance regarding accounting standards codification and the hierarchy of generally accepted accounting principles. This guidance has become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. One level of authoritative U.S. GAAP will exist, and all other literature will be considered non-authoritative. The Company has adopted this guidance and has updated its disclosures to conform to the Codification in this Form 10K.

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

In September 2006, the FASB issued guidance regarding the fair value measurements which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. During the first quarter of 2009 the Company adopted this guidance for the Company’s non-financial assets and non-financial liabilities without impact to our condensed consolidated financial statements or related footnotes.

2. Acquisition of fixed assets

In the fourth quarter of fiscal 2009, the Company acquired the fixed assets of Allegro Manufacturing Pte, Ltd., a company located in Singapore. The Company paid $480,000 in cash for the installed equipment in a 35,000 square foot facility that the Company will occupy as part of the agreement with Allegro. The Company determined that the amount paid approximated the fair market value of the acquired assets, and, therefore, no intangible assets were recorded.

3. Restructuring

During the first quarter of 2009, the Company recorded restructuring charges related to consolidation of its Portland, Oregon facilities. Restructuring charges were recorded as general and administrative expense of

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

$215,000 based on the estimated fair value of the non-cancelable lease costs, less estimated future sublease income, which will be paid over the estimated vacancy periods through fiscal 2010. The Company’s estimated costs to exit these facilities are based on available commercial data.

During fiscal 2009 the Company made payments of $236,000 and reversed $45,000 of estimated future sublease income due to the continued vacancy of the facility. The balance of the restructuring accrual as of January 1, 2010 is $0.1 million.

The actual loss incurred in exiting these facilities could be different from the Company’s estimates.

4. Balance Sheet Information

Inventory consisted of the following (in thousands):

	January 1, 2010	January 2, 2009
Raw materials	$36,587	$32,464
Work in process	14,071	10,008
Finished goods	1,154	1,672

	51,812	44,144
Reserve for excess and obsolete	(4,836)	(4,330)

Net	$46,976	$39,814

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	January 1, 2010	January 2, 2009
Computer equipment and software	$6,057	$5,858
Furniture and fixtures	802	425
Machinery and equipment	5,465	5,368
Leasehold improvements	9,577	10,893

	21,901	22,544
Accumulated depreciation and amortization	(14,451)	(13,590)

Total	$7,450	$8,954

5. Impairment of Goodwill and Long-lived Assets

Goodwill

As part of the Company’s annual review for impairment of goodwill during the fourth quarter of 2008, the Company determined that a significant adverse change to its business environment had occurred, which required that it evaluate the carrying value of its goodwill for impairment. The Company concluded that, under the income or the market approach, the fair value of the reporting unit was below its carrying value. As a result the Company recorded impairment charges of $34.1 million for goodwill.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Long-lived Assets (Other intangible assets, property and equipment and leasehold improvements)

In accordance with the FASB’s guidance regarding accounting for the impairment or disposal of long-lived assets, at the end of fiscal 2009 the Company assessed the useful lives of its Tradename purchased intangible asset, property, plant and equipment and concluded that they were reasonable and that the life of the intangible asset is still not determinable.

In connection with completing the Company’s goodwill impairment analysis during the fourth quarter of 2008, it reviewed its other long-lived assets, including property, equipment and leasehold improvements and other intangible assets that are subject to amortization for recoverability. As a result of this analysis the Company recorded impairment charges of $21.1 million, consisting of $10.4 million of the remaining net carrying value of its Customer List purchased intangible as well as $10.7 million of certain equipment and leasehold improvements.

The following tables provide a summary of the carrying amounts of purchased intangibles (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted Average Years
Year Ended January 1, 2010
Tradenames	$8,987	$—	$—	$8,987	*

Total	$8,987	$—	$—	$8,987

Year Ended January 2, 2009
Customer List	$13,800	$(3,375)	$(10,425)	$—
Tradenames	9,787	(800)	—	8,987	*

Total	$23,587	$(4,175)	$(10,425)	$8,987

*	Tradename associated with Ultra Clean Technology Systems and Service, Inc. has an indefinite life.

Amortization expense related to purchased intangibles was zero, $1.4 million and $1.4 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

6. Debt and Lease Obligations

In the second quarter of 2006, the Company entered into a borrowing arrangement and a term loan (“Loan Agreement”). The Loan Agreement provided senior secured credit facilities in an aggregate principal amount of up to $32.5 million, consisting of a $25.0 million Revolving Line of Credit and a $7.5 million term loan (“Original Term Loan”).

On February 4, 2009, the Company amended its Loan Agreement resulting in a reduction of the revolving credit facility from $25.0 million to $20.0 million while extending its maturity to January 29, 2012, and instituting a new $3.0 million, three-year term loan, as amended, also maturing on January 29, 2012. The Original Term Loan expired on June 29, 2009. The outstanding balance of the new term loan as of January 1, 2010 was approximately $2.1 million. The aggregate amount of the revolving credit facility is subject to a borrowing base equal to 80% of eligible accounts receivable and 45% of eligible inventory (total eligible inventory not to exceed $2.5 million) and is secured by substantially all of our assets. The revolving credit facility bears interest per annum at a variable rate equal to the greater of the bank’s stated prime rate or 4% plus a margin of 25 basis points. The new term loan, as amended, bears interest per annum at a variable rate equal to the greater of the bank’s stated prime rate or 4% plus a margin of 75 basis points. The revolving credit facility

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

contains certain reporting and financial covenants, including minimum tangible net worth and liquidity ratios that must be met on a monthly basis in order for the Company to remain in compliance. The Company is currently in compliance with all covenants in its Loan Agreement. The outstanding balance of the Revolving Line of Credit as of January 1, 2010 was approximately $11.5 million.

Interest rates on outstanding loans under the revolving credit facility and the term loan ranged from 3.5% to 4.75% per annum, during fiscal year 2009. The interest rates on the revolving credit facility and the term loan was 4.25% and 4.75% per annum, respectively, as of January 1, 2010.

The Company also has a $5.0 million equipment loan that is secured by certain of its equipment and expires May 2011. The interest rate and outstanding balance on the equipment loan was 7.6% and $1.5 million, respectively, as of January 1, 2010.

The combined balance outstanding on the Loan Agreement and equipment loan at January 1, 2010 was $15.1 million.

The Company leases certain equipment under capital lease arrangements. In addition, the Company leases its corporate and regional offices as well as some of its office equipment under non-cancelable operating leases. The Company has a renewal option for its leased facilities in South San Francisco, Hayward, California; Austin, Texas; Tualatin, Oregon (which we do not expect to renew); and Shanghai, China.

The following table summarizes our future minimum lease payments and principal payments under debt obligations as of January 1, 2010 (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Capital lease	$6	$6	$6	$7	$3	$—	$28
Operating lease(1)	3,645	3,035	2,648	2,456	2,234	467	14,485
Borrowing arrangements	2,008	1,443	11,649	—	—	—	15,100

Total	$5,659	$4,484	$14,303	$2,463	$2,237	$467	$29,613

(1)	Operating lease expense reflects (a) the lease for our headquarters facility in Hayward, California; (b) the lease for a manufacturing facility in Portland, Oregon that expires on October 31, 2010; (c) the leases for manufacturing facilities in South San Francisco expire in 2010; (d) the leases for manufacturing facilities in Austin, Texas that expire in 2010 and 2011. We have options to renew certain of the leases in South San Francisco, Hayward and Austin which we expect to exercise.

The cost of equipment under the capital leases included in property and equipment at January 1, 2010 and January 2, 2009, was approximately $0.1 million and $0.1 million, respectively. Net book value of leased equipment at January 1, 2010 and January 2, 2009, was approximately $28,000 and $12,000, respectively.

Rental expense for fiscal years 2009, 2008 and 2007 was approximately $3.7 million, $3.3 million and $2.9 million, respectively. Included within deferred rent and other liabilities in 2009 and 2008 were $4.7 million and $4.9 million of deferred rent, respectively.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

7. Income Taxes

The provision for taxes on income consisted of the following (in thousands):

	Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007
Current:
Federal	$(4,547)	$(6,530)	$5,220
State	40	42	1,512
Foreign	304	313	—

Total current	(4,203)	(6,175)	6,732

Deferred:
Federal	6,054	(3,681)	(867)
State	1,279	(1,050)	(48)
Foreign	30	(30)	—

Total deferred	7,363	(4,761)	(915)

Total provision (benefit)	$3,160	$(10,936)	$5,817

Significant components of net deferred tax assets and deferred tax liabilities for federal and state income taxes were as follows (in thousands):

	Year Ended
	January 1, 2010	January 2, 2009
Net current deferred tax asset (liability):
Inventory valuation and basis difference	$2,050	$1,962
Other accrued expenses	578	489
State taxes	(115)	—

	2,513	2,451

Net non-current deferred tax asset (liability):
Deferred rent	224	261
Other accrued expenses	2,515	2,317
Depreciation	2,206	2,135
Net operating losses	1,939	888
State taxes	(822)	(689)
Tax credits	162	—

	6,224	4,912

Net deferred tax assets	8,737	7,363
Valuation allowance	(8,737)	—

Net valuation allowance	$—	$7,363

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The effective tax rate differs from the federal statutory tax rate as follows:

	Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007
Federal income tax provision at statutory rate	(35.0)%	(35.0)%	35.0%
State income taxes, net of federal benefit	(3.2)%	(3.6)%	4.0%
Effect of foreign operations	0.9%	0.3%	(11.3)%
Impairment of goodwill and long-lived assets	—	20.7%	—
Valuation allowance	51.6%	—	—
Other	4.4%	0.3%	(0.9)%

Effective income tax rate	18.7%	(17.3)%	26.8%

All foreign earnings are considered to be permanently reinvested.

Based on the Company’s recent historical operating results and its outlook for 2010 and beyond, the Company determined it is more likely than not that its deferred tax assets will not be realized. As such, in the second quarter of 2009, the Company recorded a tax valuation allowance reducing its deferred tax asset value of $7.0 million to zero with a corresponding non-cash charge. For 2009 the Company recorded a tax valuation allowance totaling $8.7 million.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Balance as of December 29, 2006	$827
Increases related to current year tax positions	27
Settlement of tax	(25)
Expiration of the statute of limitations for the assessment of taxes	(79)

Balance as of December 28, 2007	$750
Increases related to current year tax positions	34
Expiration of the statute of limitations for the assessment of taxes	(356)

Balance as of January 2, 2009	$428
Increases related to prior year tax positions	522
Expiration of the statute of limitations for the assessment of taxes	(30)

Balance as of January 1, 2010	$920

The Company’s gross liability for unrecognized tax benefits as of January 1, 2010, January 2, 2009 and December 28, 2007, was $920,000, $428,000 and $750,000. Increases or decreases to interest and penalties on uncertain tax positions are included in income tax provision (benefit) in the Consolidated Statements of Operations. Interest related to uncertain tax positions were $262,000 as of January 1, 2010, $78,000 as of January 2, 2009 and $79,000 as of December 28, 2007. Although it is possible some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

The Company’s 2005 and 2006 state income tax returns are currently under examination by the California Franchise Tax Board (“CFTB”) and the Company’s 2006 and 2008 tax returns are currently under examination by the Internal Revenue Service. The Company is currently open to audit under the statute of limitations by the

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Internal Revenue Service for fiscal years 2004 through 2008 and the Company’s state income tax returns are open to audit under the statute of limitations for the fiscal years 2005 through 2008. The Company is also subject to examination in various other jurisdictions for various periods.

The Company is currently experiencing a tax holiday related to its Singapore subsidiary that will expire for tax years beginning January 2015.

8. Stockholders’ Equity

Stock Repurchase Plan — On July 24, 2008, the Board of Directors approved a stock repurchase program for up to $10.0 million. The Company commenced the repurchase of its common stock on August 4, 2008, the total number of shares repurchased and related cost of the stock repurchase program were 601,994 shares at a cost of $3,337,000, or an average cost of $5.54 per share.

9. Employee Benefit Plans

Stock Options — On February 20, 2003, the Company adopted the 2003 Stock Incentive Plan (the “2003 Incentive Plan”) which was subsequently amended and restated. The Company has reserved 4,515,239 shares of its common stock for issuance under the 2003 Incentive Plan, as amended and restated. The 2003 Incentive Plan provides for the issuance of options and other stock-based awards. Options are generally granted at fair value at the date of grant as determined by the Board of Directors, have terms up to ten years and generally vest over four years. At January 1, 2010, 267,543 shares were available for future grants under the 2003 Incentive Plan.

Option activity under the 2003 Incentive Plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)
Outstanding, December 29, 2006	2,916,144	6.41	8.29	$17,543

Granted	530,100	14.79
Exercised	(440,861)	5.02
Cancelled	(77,547)	10.31

Outstanding, December 28, 2007	2,927,836	$8.03	7.70	$13,597

Granted	102,000	8.83
Exercised	(241,976)	4.33
Cancelled	(641,978)	9.70

Outstanding, January 2, 2009	2,145,882	$8.03	6.65	$360

Granted	1,204,292	1.63
Exercised	(14,312)	1.07
Cancelled	(441,400)	7.96

Outstanding, January 1, 2010	2,894,462	$5.38	6.99	$8,543

Options exerciseable, January 1, 2010	1,583,950	$7.23

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information with respect to options outstanding and exercisable at January 1, 2010:

Range of Exercise Price	Shares Outstanding	Weighted Average Remaining Average Life (Years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$1.00–3.99	1,454,397	7.76	$1.31	350,947	$1.00
$4.00–6.99	554,330	5.41	6.48	543,830	6.48
$7.00–7.99	82,132	4.45	7.00	78,632	7.00
$8.00–8.99	298,399	6.38	8.53	265,387	8.54
$9.00–14.90	505,204	7.26	13.76	345,154	13.80

Grand Total	2,894,462	6.99	$5.38	1,583,950	$7.23

Restricted Stock Units and Restricted Stock Awards — In fiscal 2009, 2008 and 2007, the Company granted 37,500, 37,500 and 25,000 shares, respectively, of common stock to its board members under the 2003 Incentive Plan. These restricted shares vested 365 days from the date of grant. During the second quarter of 2009 the Company granted 22,500 shares of common stock to a board member under the 2003 Incentive Plan. These shares vested over a three month period. The total unamortized expense of the Company’s unvested restricted stock awards as of January 1, 2010, is less than $0.1 million. During the first quarter of fiscal 2008, the Company began granting Restricted Stock Units (RSU’s) to employees as part of the Company’s long term equity compensation plan. These RSU’s are granted to employees with a per share or unit purchase price of zero dollars and either have time based or performance based vesting. RSU’s typically vest over three years, subject to the employee’s continued service with the Company. The expected cost of the grant is recognized over the service period, and is reduced for estimated forfeitures. During the year ended January 1, 2010, the Company approved and granted 123,833 RSU’s to employees with a weighted average fair value of $3.54 per share. As of January 1, 2010, $1.2 million of unrecognized stock-based compensation cost related to RSU’s remains to be amortized and is expected to be recognized over an estimated period of 1 year.

For the fiscal years 2009, 2008 and 2007, the Company expensed $1.1 million, $1.1 million and $0.3 million, respectively, to compensation expense related to the vesting of restricted stock. The unvested amount is subject to forfeiture, until the common stock is fully vested. At January 1, 2010, 359,000 shares were subject to repurchase.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the Company’s restricted stock unit and restricted stock award activity for the year ended January 1, 2010 (in thousands):

Number of Shares
Unvested restricted stock units and restricted stock awards at December 28, 2007	41
Granted	492
Vested	(41)
Forfeited	(44)

Unvested restricted stock units and restricted stock awards at January 2, 2009	448
Granted	184
Vested	(155)
Forfeited	(118)

Unvested restricted stock units and restricted stock awards at January 1, 2010	359

Employee Stock Purchase Plan — In 2004 the Company adopted an Employee Stock Purchase Plan (“ESPP”) and is authorized to issue 555,343 shares of common stock under the ESPP. The ESPP permits employees to purchase common stock at a discount through payroll withholdings at certain specified dates (purchase period) within a defined offering period. The purchase price is 95% of the fair market value of the common stock at the end of the purchase period and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. There were 27,410 shares issued under the ESPP during the year ended January 1, 2010.

Employee Savings and Retirement Plan — The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all employees who meet certain eligibility requirements. Participants could elect to contribute to the 401(k) Plan, on a pre-tax basis, from 2-19% of their salary up to a maximum of $15,500. The Company may make matching contributions of up to 6% of employee contributions based upon eligibility. The Company made approximately $0.1 million, $0.9 million, and $0.6 million discretionary employer contributions to the 401(k) Plan in the years ended January 1, 2010, January 2, 2009 and December 28, 2007, respectively.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

10. Net Income (Loss) Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands):

	Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007
Numerator:
Net income (loss)	$(20,026)	$(52,417)	$15,893
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	21,403	21,564	21,333
Weighted average common shares outstanding subject to repurchase	—	(22)	(40)

Shares used in computing basic net income (loss) per share	21,403	21,542	21,293

Shares used in computation — diluted:
Weighted average common shares outstanding	21,403	21,542	21,293
Dilutive effect of common shares outstanding subject to repurchase	—	—	40
Dilutive effect of options outstanding	—	—	785

Shares used in computing diluted net income (loss) per share	21,403	21,542	22,118

Net income (loss) per share — basic	$(0.94)	$(2.43)	$0.75
Net income (loss) per share — diluted	$(0.94)	$(2.43)	$0.72

The Company had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive. Such outstanding securities consist of the following (in thousands):

	Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007
Outstanding options	2,894	1,229	499

11. Related Party Transactions

The Company leases a facility from an entity controlled by one of the Company’s board members. The Company incurred rent expense resulting from the lease of this facility of $0.3 million, $0.3 million and $0.1 million for the years ended January 1, 2010, January 2, 2009 and December 28, 2007, respectively.

The spouse of one of the Company’s executives is the sole owner of the Company’s primary travel agency. The Company incurred fees for travel-related services, including the cost of airplane tickets, of $0.2 million, $0.3 million and $0.4 million for the years ended January 1, 2010, January 2, 2009 and December 28, 2007, respectively.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

12. Segment Information

The Company operates in one reportable segment and is engaged in the development, manufacture and supply of critical subsystems for the semiconductor capital equipment, flat panel, medical, energy and research industries. The nature of the Company’s products and production processes as well as type of customers and distribution methods is consistent among all of the Company’s products. The Company’s foreign operations are conducted primarily through its wholly-owned subsidiary in China. The Company’s principal markets include North America, Europe and Asia. Sales by geographic area represent sales to unaffiliated customers.

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth revenue by geographic area (in thousands):

	Year Ended
Sales	January 1, 2010	January 2, 2009	December 28, 2007
United States	$156,295	$262,168	$395,039
Export sales to Europe and Asia	3,462	4,751	8,768

Total	$159,757	$266,919	$403,807

At January 1, 2010 and January 2, 2009, approximately $1.7 million and $1.6 million, respectively, of the Company’s long-lived assets were located in China and Singapore, and the remaining balances were located in the United States.

13. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $16.5 million at January 1, 2010.

In September 2007, the Company entered into a facility lease agreement for approximately 104,000 square feet of office space in Hayward, California and began moving into the new facility towards the latter part of the second quarter of 2008. In lieu of a cash security deposit, the Company established an irrevocable standby letter of credit in the amount of $156,000 naming the landlord of the new facility as the beneficiary. Pursuant to the lease agreement, the Company received approximately $4.1 million in tenant improvement allowances and will receive incentives of approximately $1.2 million in rent abatements over the first two years of the lease. The Company has received $1.2 million in incentives as of January 1, 2010. The operating lease term for the new facility commenced on April 1, 2008, and will continue through April 1, 2015, with minimum monthly lease payments beginning at $119,000 and escalating annually after the first two years. The Company’s total future minimum lease payments over the term of the lease will be approximately $10.2 million.

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

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

As required by SEC Rule 13a-15(b), in connection with filing this Annual Report on Form 10-K, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of January 1, 2010, the end of the period covered by this report. Based upon our evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of January 1, 2010.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of January 1, 2010. Based on our evaluation under the framework in Internal Control — Integrated Framework , management has concluded that our internal control over financial reporting was effective as of January 1, 2010.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our internal controls over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except to remediate the material weakness we identified as of January 2, 2009, which was related to year end physical inventory count procedures and computation inventory reserves. With regard to this material weakness we have implemented and executed our remediation plan, and as of January 1, 2010, this material weakness was successfully tested and deemed remediated.

Item 9B.	Other Information

None.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2010 Annual Meeting of Stockholders.

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item concerning directors, including our audit committee financial expert, is incorporated by reference to the section entitled, “Election of Directors” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

For information with respect to Executive Officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers.”

The information required by the item with respect to Section 16(a) beneficial reporting compliance is incorporated by reference to the section entitled, “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

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

The information required by this item is incorporated by reference to the sections entitled “Executive Officer Compensation” and “Election of Directors” in the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

This table summarizes our equity plan information as of January 1, 2010:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:(1)	2,894,462	$5.38	2,894,462
Equity compensation plans not approved by security holders	—	—	—

Total	2,894,462	5.38	2,894,462

(1)	Consists of the Amended and Restated Stock Incentive Plan and, for purposes of column (c), the Employee Stock Purchase Plan. The number of shares available under our Amended and Restated Stock Incentive Plan automatically increases each year, beginning January 1, 2005 through January 1, 2014, by an amount equal to the lesser of (i) 370,228 shares, (ii) 2% of the number of shares of the common stock outstanding on the date of the increase or (iii) an amount determined by the Board of Directors.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section entitled “Ratification of the Appointment of Our Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

1. Financial Statements:

2. Financial statement schedules not listed have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

Exhibit Index

Exhibit	Description

2.1	Agreement and Plan of Merger dated as of October 30, 2002, among Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., Mitsubishi Corporation, Mitsubishi International Corporation and Clean Merger Company(a)

2.2	Agreement and Plan of Merger and Reorganization dated as of June 29, 2006 by and among Sieger Engineering, Inc., Leonid Mezhvinsky, Ultra Clean Holdings, Inc., Bob Acquisition Inc., Pete Acquisition LLC, Leonid and Inna Mezhvinsky as trustees of the Revocable Trust Agreement of Leonid Mezhvinsky and Inna Mezhvinsky dated April 26, Joe and Jenny Chen as trustees of the Joe Chen and Jenny Chen Revocable Trust dated 2002, Victor Mezhvinsky, Victor Mezhvinsky as trustee of the Joshua Mezhvinsky 2004 Irrevocable Trust under Agreement dated June 4, 2004, David Hongyu Wu and Winnie Wei Zhen Wu as trustees of the Chen Minors Irrevocable Trust, Frank Moreman and Leonid Mezhvinsky as Sellers’ Agent(g)

3.1	Amended and Restated Certificate of Incorporation of Ultra Clean Holdings, Inc.(b)

3.2	Amended and Restated Bylaws of Ultra Clean Holdings, Inc.(i)

4.1	Amended and Restated Registration Rights Agreement dated as of June 29, 2006 among Ultra Clean, FP-Ultra Clean L.L.C. and the Sieger Shareholders(g)

10.1	Employment Agreement dated November 15, 2002 between Clarence L. Granger and Ultra Clean Holdings, Inc.(a)

10.2	Offer letter dated as of December 7, 2007 between Ultra Clean and David Savage(h)

10.3	Agreement to Preserve Corporate Opportunity dated as of June 29, 2006 between Ultra Clean and Leonid Mezhvinsky(g)

10.4	Amended and Restated 2003 Stock Incentive Plan(d)

10.5	Form of Stock Option Agreement(c)

10.6	Loan and Security Agreement dated as of June 29, 2006 among Silicon Valley Bank, Ultra Clean Technology Systems and Service, Inc., Bob Acquisition Inc. and Pete Acquisition LLC as amended through February 4, 2009 (l)

10.7	Unconditional Guaranty by Ultra Clean in favor of Silicon Valley Bank dated as of June 29, 2006(g)

10.8	Securities Pledge Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean(g)

10.9	Intellectual Property Security Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean(g)

10.10	Intellectual Property Security Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean Technology(g)

10.11	Employee Stock Purchase Plan (Restated as of October 21, 2004)(e)

10.12	Form of Indemnification Agreement between Ultra Clean Holdings, Inc. and each of its directors and executive officers(b)

10.13	Amendment No. 1 to Employment Agreement between Clarence L. Granger and Ultra Clean Holdings, Inc. dated March 2, 2004(b)

10.14	Amendment No. 2 to Employment Agreement between Clarence L. Granger and Ultra Clean Holding, Inc. dated May 9, 2005(f)

Exhibit	Description

10.15	Form of Award Agreement(c)

10.16	Severance Policy for Executive Officers (revised) (l)

10.17	Form of Restricted Stock Unit Award Agreement(j)

10.18	Separation Agreement dated as of December 31, 2007 between the Company and Leonid Mezhvinsky(k)

10.19	Change of Control Severance Agreement dated as of July 28, 2008 by and between Ultra Clean Holdings, Inc. and Clarence L. Granger (l)

10.20	Change of Control Severance Agreement dated as of July 28, 2008 by and between Ultra Clean Holdings, Inc. and David Savage (l)

10.22	Change of control Severence Agreement dated as of July 21, 2009 by and between Ultra Clean Holdings, Inc. and Kevin C. Eichler (m)

10.23	Separation and Release Agreement between Ultra Clean Holdings, Inc. and Jack Sexton (n)

Exhibit	Description

21.1	Subsidiaries of Ultra Clean Holdings, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11904), filed January 14, 2004.
(b)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 2, 2004.
(c)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 8, 2004.
(d)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-114051), filed March 30, 2004.
(e)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2004.
(f)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed May 13, 2005.
(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 6, 2006.
(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed December 12, 2007.
(i)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed August 3, 2009.
(j)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2008.
(k)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 28, 2008.
(l)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2009.
(m)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended October 2, 2009.
(n)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended July 3, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultra Clean Holdings, Inc.

By:	/s/ CLARENCE L. GRANGER
Clarence L. Granger
Chairman & Chief Executive Officer

Date: March 29, 2010

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Clarence L. Granger and Kevin C. Eichler, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission hereby ratifying and confirming that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CLARENCE L. GRANGER	Chairman & Chief Executive	March 29, 2010
Clarence L. Granger	Officer (Principal Executive Officer) and Director

/s/ KEVIN C. EICHLER	Senior Vice President and Chief	March 29, 2010
Kevin C. Eichler	Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ LEONID MEZHVINSKY	Director	March 29, 2010
Leonid Mezhvinsky

/s/ JOHN CHENAULT	Director	March 29, 2010
John Chenault

/s/ SUSAN H. BILLAT	Director	March 29, 2010
Susan H. Billat

/s/ DAVID T. IBNALE	Director	March 29, 2010
David T. IbnAle

Exhibit Index

Exhibit	Description

2.1	Agreement and Plan of Merger dated as of October 30, 2002, among Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., Mitsubishi Corporation, Mitsubishi International Corporation and Clean Merger Company(a)

2.2	Agreement and Plan of Merger and Reorganization dated as of June 29, 2006 by and among Sieger Engineering, Inc., Leonid Mezhvinsky, Ultra Clean Holdings, Inc., Bob Acquisition Inc., Pete Acquisition LLC, Leonid and Inna Mezhvinsky as trustees of the Revocable Trust Agreement of Leonid Mezhvinsky and Inna Mezhvinsky dated April 26, Joe and Jenny Chen as trustees of the Joe Chen and Jenny Chen Revocable Trust dated 2002, Victor Mezhvinsky, Victor Mezhvinsky as trustee of the Joshua Mezhvinsky 2004 Irrevocable Trust under Agreement dated June 4, 2004, David Hongyu Wu and Winnie Wei Zhen Wu as trustees of the Chen Minors Irrevocable Trust, Frank Moreman and Leonid Mezhvinsky as Sellers’ Agent(g)

3.1	Amended and Restated Certificate of Incorporation of Ultra Clean Holdings, Inc.(b)

3.2	Amended and Restated Bylaws of Ultra Clean Holdings, Inc.(i)

4.1	Amended and Restated Registration Rights Agreement dated as of June 29, 2006 among Ultra Clean, FP-Ultra Clean L.L.C. and the Sieger Shareholders(g)

10.1	Employment Agreement dated November 15, 2002 between Clarence L. Granger and Ultra Clean Holdings, Inc.(a)

10.2	Offer letter dated as of December 7, 2007 between Ultra Clean and David Savage(h)

10.3	Agreement to Preserve Corporate Opportunity dated as of June 29, 2006 between Ultra Clean and Leonid Mezhvinsky(g)

10.4	Amended and Restated 2003 Stock Incentive Plan(d)

10.5	Form of Stock Option Agreement(c)

10.6	Loan and Security Agreement dated as of June 29, 2006 among Silicon Valley Bank, Ultra Clean Technology Systems and Service, Inc., Bob Acquisition Inc. and Pete Acquisition LLC as amended through February 4, 2009 (l)

10.7	Unconditional Guaranty by Ultra Clean in favor of Silicon Valley Bank dated as of June 29, 2006(g)

10.8	Securities Pledge Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean(g)

10.9	Intellectual Property Security Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean(g)

10.10	Intellectual Property Security Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean Technology(g)

10.11	Employee Stock Purchase Plan (Restated as of October 21, 2004)(e)

10.12	Form of Indemnification Agreement between Ultra Clean Holdings, Inc. and each of its directors and executive officers(b)

10.13	Amendment No. 1 to Employment Agreement between Clarence L. Granger and Ultra Clean Holdings, Inc. dated March 2, 2004(b)

10.14	Amendment No. 2 to Employment Agreement between Clarence L. Granger and Ultra Clean Holding, Inc. dated May 9, 2005(f)

Exhibit	Description

10.15	Form of Award Agreement(c)

10.16	Severance Policy for Executive Officers (revised) (l)

10.17	Form of Restricted Stock Unit Award Agreement(j)

10.18	Separation Agreement dated as of December 31, 2007 between the Company and Leonid Mezhvinsky(k)

10.19	Change of Control Severance Agreement dated as of July 28, 2008 by and between Ultra Clean Holdings, Inc. and Clarence L. Granger (l)

10.20	Change of Control Severance Agreement dated as of July 28, 2008 by and between Ultra Clean Holdings, Inc. and David Savage (l)

10.22	Change of control Severence Agreement dated as of July 21, 2009 by and between Ultra Clean Holdings, Inc. and Kevin C. Eichler (m)

10.23	Separation and Release Agreement between Ultra Clean Holdings, Inc. and Jack Sexton (n)

Exhibit	Description

21.1	Subsidiaries of Ultra Clean Holdings, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11904), filed January 14, 2004.
(b)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 2, 2004.
(c)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 8, 2004.
(d)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-114051), filed March 30, 2004.
(e)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2004.
(f)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed May 13, 2005.
(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 6, 2006.
(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed December 12, 2007.
(i)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed August 3, 2009.
(j)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2008.
(k)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 28, 2008.
(l)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2009.
(m)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended October 2, 2009.
(n)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended July 3, 2009.