Form 10-Q
period 2010-04-02
ULTRA CLEAN HOLDINGS INC
filed 2010-05-14
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2010

or

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

Number of shares outstanding of the issuer’s common stock as of April 30, 2010: 21,638,539.

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	April 2, 2010	January 1, 2010
ASSETS
Current assets:
Cash and cash equivalents	$27,744	$26,697
Accounts receivable, net of allowance of $125 and $529, respectively	45,522	34,787
Inventory	56,694	46,976
Prepaid expenses and other	2,346	6,005

Total current assets	132,306	114,465

Equipment and leasehold improvements, net	7,847	7,450
Purchased intangibles, net	8,987	8,987
Other non-current assets	395	408

Total assets	$149,535	$131,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$2,027	$2,008
Accounts payable	54,304	46,098
Accrued compensation and related benefits	2,878	2,378
Deferred rent, current portion	823	740
Other current liabilities	3,247	1,830

Total current liabilities	63,279	53,054

Long-term debt	16,578	13,092
Deferred rent and other liabilities	3,824	3,985

Total liabilities	83,681	70,131

Commitments and contingencies (See note 8)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 21,593,849 and 21,484,178 shares issued and outstanding, in 2010 and 2009, respectively	97,388	96,563
Common shares held in treasury, at cost, 601,944 shares in 2010 and 2009	(3,337)	(3,337)
Accumulated deficit	(28,197)	(32,047)

Total stockholders’ equity	65,854	61,179

Total liabilities and stockholders’ equity	$149,535	$131,310

(See accompanying notes to condensed consolidated financial statements.)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three months ended
	April 2, 2010	April 3, 2009
Sales	$98,467	$22,400
Cost of goods sold	86,091	25,270

Gross profit (loss)	12,376	(2,870)

Operating expenses:
Research and development	1,057	916
Sales and marketing	1,633	1,030
General and administrative	5,063	5,342

Total operating expenses	7,753	7,288

Income (loss) from operations	4,623	(10,158)

Interest and other income (expense), net	(155)	(195)

Income (loss) before provision (benefit) for income taxes	4,468	(10,353)
Income tax provision (benefit)	618	(3,313)

Net income (loss)	$3,850	$(7,040)

Net income (loss) per share:
Basic	$0.18	$(0.33)
Diluted	$0.17	$(0.33)
Shares used in computing net income (loss) per share:
Basic	21,501	21,301
Diluted	22,918	21,301

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three months ended
	April 2, 2010	April 3, 2009
Cash flows from operating activities:
Net income (loss)	$3,850	$(7,040)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	525	663
Excess tax benefit from stock-based compensation	—	158
Stock-based compensation	667	789
Changes in assets and liabilities:
Accounts receivable, net of allowance	(10,735)	3,324
Inventory	(9,718)	1,921
Prepaid expenses and other	3,659	3,609
Other non-current assets	13	72
Accounts payable	8,154	(595)
Accrued compensation and related benefits	500	(1,357)
Other liabilities	1,342	42

Net cash provided by (used in) operating activities	(1,743)	1,586

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(870)	(89)

Net cash used in investing activities	(870)	(89)

Cash flows from financing activities:
Principal payments on capital lease obligations	(3)	(7)
Proceeds from bank borrowings	4,000	3,600
Principal payments on short-term debt	(495)	(4,101)
Principal payments on long-term debt	—	(683)
Excess tax benefit from stock-based compensation	—	(158)
Proceeds from issuance of common stock	158	—

Net cash provided by (used in) financing activities	3,660	(1,349)

Net increase in cash	1,047	148
Cash and cash equivalents at beginning of period	26,697	29,620

Cash and cash equivalents at end of period	$27,744	$29,768

Supplemental items:
Cash paid (refunds) during the period for:
Income taxes	$(5,005)	$(6,600)
Interest	$196	$276
Non-cash investing activities:
Fixed asset purchases included in accounts payable	$52	$13

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization, Basis of Presentation and Significant Accounting Policies

Organization — Ultra Clean Holdings, Inc. (the “Company”) is a developer and supplier of critical delivery subsystems, primarily for the semiconductor capital equipment industry, producing primarily gas delivery systems, chemical mechanical planarization (“CMP”) subsystems, chemical delivery modules, frame and top plate assemblies and process modules. The Company also leverages the specialized skill sets required to support semiconductor capital equipment to serve the technologically similar markets in the flat panel, solar and medical device industries. The Company’s products improve efficiency and reduce the costs of its customers’ design and manufacturing processes. The Company’s customers are primarily original equipment manufacturers (“OEMs”) of semiconductor capital equipment.

Basis of Presentation — The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). This financial information reflects all adjustments which are, in the opinion of the Company, normal, recurring and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The Company’s January 1, 2010 balance sheet data were derived from audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated from the information provided.

The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended January 1, 2010, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2010. The Company’s results of operations for the three months ended April 2, 2010 are not necessarily indicative of the results to be expected for any future periods.

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

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company had significant sales to four customers: Applied Materials, Inc., Intuitive Surgical, Inc., Lam Research Corporation and Novellus Systems, Inc., two of which accounted for 10% or more of sales for the three months ended April 2, 2010. Sales to each of these customers as a percentage of total sales were as follows:

	Three months ended
	April 2, 2010	April 3, 2009
Customer A	31.5%	8.4%
Customer B	9.5%	4.2%
Customer C	9.6%	24.8%
Customer D	36.1%	47.9%

Total	86.7%	85.3%

These four significant customers represented a combined total of 68.2% of accounts receivable at April 2, 2010. Two customers accounts receivable balances were individually greater than 10% of accounts receivable and, in aggregate, represent 58.0% of accounts receivable.

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

Income Taxes — The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. As of April 2, 2010, the Company has recorded a deferred tax valuation allowance totaling $8.1 million.

Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. We recognize potential accrued interest and penalties related to unrecognized tax benefits within the condensed consolidated statements of operations as income tax expense.

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

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

	Three months ended
	April 2, 2010	April 3, 2009
Beginning balance	$112	$164
Additions related to sales	209	(28)
Warranty claims	(126)	(44)

Ending balance	$195	$92

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

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The assumptions used in the model are outlined in the following table:

	Three months ended
	April 2, 2010	April 3, 2009
Dividend yield	0.0%	0.0%
Expected volatility	75.0%	50.0%
Risk-free interest rate	2.3%	2.9%
Expected life (in years)	5. 5	5.0

Stock Options

The following table summarizes information with respect to options outstanding at April 2, 2010:

Number of Shares
Options outstanding at January 1, 2010	2,896,181
Granted	3,500
Exercised	(44,587)
Canceled	(52,094)

Options outstanding at April 2, 2010	2,803,000

The weighted-average exercise price, aggregate intrinsic value and weighted average remaining contractual life of outstanding options as of April 2, 2010 are $5.37 per share, $11.2 million and 6.8 years, respectively. As of April 2, 2010, 1,838,557 options with a weighted-average exercise price of $6.55 per share, aggregate intrinsic value of $5.5 million and a weighted average remaining contractual life of 5.7 years were exerciseable. The total unamortized expense of the Company’s unvested options, net of forfeitures, as of April 2, 2010, is $1.5 million of which substantially all is expected to be recognized over an estimated period of three years. The weighted average estimated fair value of employee stock option grants for the three months ended April 2, 2010, and April 3, 2009, was $4.27 and $0.51 per share, respectively.

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

Restricted Stock Units and Restricted Stock Awards

During the first quarter of fiscal 2008, the Company began granting Restricted Stock Units (“RSU’s”) to employees as part of the Company’s long term equity compensation plan. These RSU’s are granted to employees with a per share or unit purchase price of zero dollars and either have time based or performance based vesting. RSU’s typically vest over three years, subject to the employee’s continued service with the Company. For purposes of determining compensation expense related to these RSU’s, the fair value is determined based on the closing market price of the Company’s common stock on the date of award. The expected cost of the grant is reflected over the service period, and is reduced for estimated forfeitures. The Company approved and granted 614,500 RSU’s during the first quarter ended April 2, 2010, with a weighted average fair value of $8.87 per share. No RSU’s were granted during the first quarter ended April 3, 2009. As of April 2, 2010, $4.4 million of stock-based compensation cost, net of forfeitures, related to RSU’s remains to be amortized, of which substantially all is expected to be recognized over an estimated period of four years. As of April 2, 2010, a total of 869,740 RSU’s remain outstanding with an aggregate intrinsic value of $7.3 million and a weighted average remaining contractual term of 1.8 years.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the second quarter of 2009, the Company issued 60,000 shares of restricted stock awards to its outside directors, of which 30,000 would fully vest on one year anniversary of the date of grant. The weighted average fair value of the shares was $2.07 per share and was determined using the Company’s closing market price on the date of grant. The total unamortized expense of the Company’s remaining unvested restricted stock awards as of April 2, 2010, is less than $0.1 million.

The following table summarizes the Company’s restricted stock unit and restricted stock award activity for the three months ended April 2, 2010 (in thousands):

Number of Shares
Unvested restricted stock units and restricted stock awards at January 1, 2010	359
Granted	614
Vested	(72)
Forfeited	(2)

Unvested restricted stock units and restricted stock awards at April 2, 2010	899

Stock-based compensation expense and the related income tax benefit from the expense recognized were $0.7 million and $0.1 million, respectively, for the quarter ended April 2, 2010, and $0.8 million and $0.3 million, respectively, for the quarter ended April 3, 2009.

The following table shows the Company’s stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three months ended
	April 2, 2010	April 3, 2009
Cost of sales	$195	$208
Research and development	—	—
Sales and marketing	69	67
General and administrative	403	514

	667	789
Income tax benefit	(91)	(252)

Total stock-based compensation expense	$576	$537

Recently Issued Accounting Standards — In January 2010, the FASB issued authoritative guidance for fair value measurements, which requires additional disclosures and clarifications to existing disclosures. This authoritative guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures for Level 1 and Level 2 fair value measurements becomes effective the first interim reporting period after December 15, 2009. The adoption of this guidance had no financial impact on the Company’s condensed consolidated financial statements or related footnotes.

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

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Balance Sheet Information (in thousands)

Inventory consisted of the following (in thousands):

	April 2, 2010	January 1, 2010
Raw materials	$46,422	$36,587
Work in process	13,908	14,071
Finished goods	1,838	1,154

	62,168	51,812
Reserve for obsolescence	(5,474)	(4,836)

Total	$56,694	$46,976

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	April 2, 2010	January 1, 2010
Computer equipment and software	$6,135	$6,057
Furniture and fixtures	802	802
Machinery and equipment	5,561	5,465
Leasehold improvements	10,326	9,577

	22,824	21,901
Accumulated depreciation and amortization	(14,977)	(14,451)

Total	$7,847	$7,450

3. Borrowing Arrangements

In the second quarter of 2006, the Company entered into a borrowing arrangement and a term loan (“Loan Agreement”). The Loan Agreement provided senior secured credit facilities in an aggregate principal amount of up to $32.5 million, consisting of a $25.0 million Revolving Line of Credit and a $7.5 million term loan (“Original Term Loan”).

On February 4, 2009, the Company amended its Loan Agreement resulting in a reduction of the revolving credit facility from $25.0 million to $20.0 million while extending its maturity to January 29, 2012, and instituting a new $3.0 million, three-year term loan, as amended, also maturing on January 29, 2012. The Original Term Loan expired on June 29, 2009. The aggregate amount of the revolving credit facility is subject to a borrowing base equal to 80% of eligible accounts receivable and 45% of eligible inventory (total eligible inventory not to exceed $2.5 million) and is secured by substantially all of our assets. The revolving credit facility bears interest per annum at a variable rate equal to the greater of the bank’s stated prime rate, or 4%, plus a margin of 25 basis points. The new term loan, as amended, bears interest per annum at a variable rate equal to the greater of the bank’s stated prime rate, or 4%, plus a margin of 75 basis points. The revolving credit facility contains certain reporting and financial covenants, including minimum tangible net worth and liquidity ratios that must be met on a monthly basis in order for the Company to remain in compliance. We are currently in compliance with all covenants in our Loan Agreement. During the quarter ended April 2, 2010, the Company increased borrowings under its Revolving Line of Credit by $4.0 million. The outstanding balance of the Loan Agreement as of April 2, 2010, was approximately $17.4 million.

Interest rates on outstanding loans under the revolving credit facility and the term loan were 4.25% and 4.75% per annum, respectively, during the quarter ended April 2, 2010, and were 3.5% and 4.25% per annum respectively, during the quarter ended April 3, 2009.

The Company also has a $5.0 million equipment loan that is secured by certain of its equipment and expires May 2011. The interest rate and outstanding balance on the equipment loan was 7.6% and $1.2 million, respectively, as of April 2, 2010.

The combined balance outstanding on the Loan Agreement and equipment loan at April 2, 2010 was $18.6 million.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

During the current quarter the Company made payments of $59,000 and charged to expense $82,000 of remaining estimated future sublease income due to the anticipated continued vacancy of the facility through the lease termination date. The balance of the restructuring accrual as of April 2, 2010 is $147,000.

The actual loss incurred in exiting these facilities could be different from the Company’s estimates.

5. Income Tax

The Company’s income tax provision (benefit) and related effective tax rate for the three months ended April 2, 2010, and April 3, 2009, was $618,000 and 13.8%, and ($3,313,000) and (32.0)%, respectively.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	Three months ended
	April 2, 2010	April 3, 2009
Balance as of the beginning of period	$920	$428
Increases related to current year tax positions	—	—
Expiration of the statute of limitations for the assessment of taxes	—	—

Balance as of the end of period	$920	$428

The determination of our tax provision is subject to judgments and estimates. The carrying value of our net deferred tax assets, which is made up primarily of tax deductions, assumes we will be able to generate sufficient future income to fully realize these deductions. In determining whether the realization of these deferred tax assets may be impaired, we make judgments with respect to whether we are likely to generate sufficient future taxable income to realize these assets. As of April 2, 2010, we have recorded a tax valuation allowance totaling $8.1 million. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. We are currently under examination by the Internal Revenue Service for the tax years 2006 and 2008. The outcome of the examination is not known, and therefore, we are unable to estimate the effect of the audit to our financial position, results of operations or cash flows.

The Company’s 2005 and 2006 state income tax returns are currently under examination by the California Franchise Tax Board (“CFTB”) and the Company’s 2006 and 2008 tax returns are currently under examination by the Internal Revenue Service. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for fiscal years 2004 through 2009 and the Company’s state income tax returns are open to audit under the statute of limitations for the fiscal years 2005 through 2009. The Company is also subject to examination in various other jurisdictions for various periods.

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

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended
	April 2, 2010	April 3, 2009
Numerator:
Net income (loss)	$3,850	$(7,040)
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	21,531	21,332
Weighted average common shares outstanding subject to repurchase	(30)	(31)

Shares used in computing basic Net income (loss) per share	21,501	21,301
Shares used in computation — diluted:
Shares used in computing basic Net income (loss) per share	21,501	21,301
Dilutive effect of common shares outstanding subject to repurchase	30	—
Dilutive effect of options outstanding	1,387	—

Shares used in computing diluted Net income (loss) per share	22,918	21,301
Net income (loss) per share — basic	$0.18	$(0.33)
Net income per share (loss) — diluted	$0.17	$(0.33)

The Company had securities outstanding which could potentially dilute basic earnings per share in the future. Potentially dilutive securities include outstanding options, shares to be purchased under the employee stock purchase plan and unvested RSUs. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. However, the incremental shares from the assumed exercise of these securities are excluded in the computation of diluted net loss per share, as their effect would be anti-dilutive. Weighted average potential common shares of 2.1 million for the three months ended April 3, 2009, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.

7. Related Party Transactions

The Company leases a facility from an entity controlled by one of the Company’s board members. The Company incurred rent expense resulting from the lease of this facility of $67,000 and $67,000 for the three months ended April 2, 2010 and April 3, 2009, respectively.

The spouse of one of the Company’s executives is the sole owner of the Company’s primary travel agency. The Company incurred fees for travel-related services, including the cost of airplane tickets, of $88,000 and $54,000 for the three months ended April 2, 2010, and April 3, 2009, respectively.

8. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $22.4 million at April 2, 2010.

In September 2007, the Company entered into a facility lease agreement for approximately 104,000 square feet of office space in Hayward, California and began moving into the new facility towards the latter part of the second quarter of 2008. In lieu of a cash security deposit, the Company established an irrevocable standby letter of credit in the amount of $156,000 naming the landlord of the new facility as the beneficiary. Pursuant to the lease agreement, the Company received approximately $4.1 million in tenant improvement allowances and has received incentives of approximately $1.2 million in rent abatements as of April 2, 2010. The operating lease term for the new facility commenced on April 1, 2008, and will continue through April 1, 2015, with minimum monthly lease payments beginning at $119,000 and escalating annually after the first two years. The Company’s total future minimum lease payments over the term of the lease will be approximately $8.6 million.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of the various legal proceedings and claims cannot be predicted with certainty, the Company has not had a history of outcomes to date that have been material to the statement of operations and does not believe that any of these proceedings or other claims will have a material adverse effect on its consolidated financial condition or results of operations.

9. Segment Information

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

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth revenue by geographic area (in thousands):

	Three months ended
	April 2, 2010	April 3, 2009
Sales
United States	$95,708	$22,400

Export sales to Europe and Asia	$2,759	$—

Total	$98,467	$22,400

At April 2, 2010 and April 3, 2009, approximately $1.9 million and $1.4 million, respectively, of the Company’s long-lived assets were located in China and Singapore, and the remaining balances were located in the United States.

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

The global economy in the recent past has contributed to slowdowns in the industries in which we operate. While it appears that the economy has entered a period of recovery, we may experience future economic slowdowns and fluctuations in customer orders. Also, as a result of the global economy, certain of our suppliers have been or may be forced out of business, which would require us to either procure products from high-cost suppliers, or if no additional suppliers exist, to reconfigure the design and manufacture of our products, and we may be unable to fulfill some customer orders.

As a group, our four largest customers accounted for 87% of the Company’s sales in the first quarter of 2010.

Financial Highlights

Our operating results for the three ended April 2, 2010, compared to the same period in the prior year reflects an increase in demand of our products, primarily in the semiconductor capital equipment market. Sales for the three months ended April 2, 2010 were $98.5 million, an increase of $76.1 million, or 339.6%, from the same quarter of 2009. Gross profit (loss) in the first quarter of 2010 increased $15.2 million, to 12.4 million, or 12.6% of sales, from $(2.9) million, or (12.8)% of sales, in the first quarter of 2009. Total operating expenses in the first quarter of 2010 increased to $7.8 million, or 7.9% of sales, compared to $7.3 million, or 32.5% of sales, for the first quarter of 2009. We incurred a net loss during the first quarter of 2009 of $7.0 million compared to net income of $3.9 million for the same period in 2010 as a result of a substantial increase in sales and gross profits earned during the current quarter compared to the comparable quarter 2009.

Results of Operations

For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in our quarterly report.

	Three months ended
	April 2, 2010	April 3, 2009
Sales	100.0%	100.0%
Cost of goods sold	87.4%	112.8%

Gross profit (loss)	12.6%	(12.8)%
Operating expenses:
Research and development	1.1%	4.1%
Sales and marketing	1.7%	4.6%
General and administrative	5.1%	23.8%

Total operating expenses	7.9%	32.5%

Income (loss) from operations	4.7%	(45.3)%

Interest and other income (expense), net	(.2)%	(.9)%

Income before provision (benefit) for income taxes	4.5%	(46.2)%
Income tax provision (benefit)	0.6%	(14.8)%

Net income (loss)	3.9%	(31.4)%

Sales

Sales in the first quarter of 2010 increased $76.1 million, or 339.6%, to $98.5 million from $22.4 million in the first quarter of 2009. The increase in sales for the first quarter of 2010 reflects a recovery of semi-conductor equipment demand since the overall slowdown in the industry. Substantially all of the revenue increase is attributable to volume increases with existing customers. We expect sales to be relatively flat in the second quarter of 2010.

Gross Profit

Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold. Gross profit (loss) for the three months ended April 2, 2010, increased $15.2 million to $12.4 million, or 12.6% of sales, from $(2.9) million, or (12.8)% of sales, for the same period in 2009. Our gross margin for the three months ended April 2, 2010 increased from the comparable period in 2009 due primarily to increased unit volume manufactured due to increased sales during the first quarter of fiscal 2010 and greater factory utilization. Our gross margin for the three months ended April 3, 2009 reflected low unit volume manufactured due to decreased sales during the first quarter of fiscal 2009, lower factory utilization and employee severance charges resulting from a series of reductions in force.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the first quarter of 2010 increased $0.2 million, or 15.4%, to $1.1 million, or 1.1% of sales, compared to $0.9 million, or 4.1% of sales in the same quarter in 2009. The increase in expense is primarily due to the reassignment of existing resources to new product development activities.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the first quarter of 2010 increased $0.6 million to $1.6 million, or 1.7% of sales, compared to $1.0 million, or 4.6% of sales, in the same quarter of 2009. The decrease in percent of sales and marketing expense is due to an increase in sales during the first quarter of 2010 as compared to first quarter of 2009. The increase in dollars when comparing the first quarter of 2010 with first quarter 2009 is due to primarily increased payroll, commissions and related benefit costs due to an increase in headcount.

General and Administrative Expense

General and administrative expense consists primarily of salaries and overhead associated with our administrative staff and professional fees. General and administrative expense decreased approximately $0.2 million, or (5.2)% in the first quarter of 2010 to $5.1 million, or 5.1% of sales, compared with $5.3 million, or 23.8% of sales, in the same quarter of 2009. The decrease in dollars when comparing the first quarter 2010 with the first quarter 2009 is due to internal cost containment measures and reductions in fees for outside professional services offset by payroll and related benefit costs associated with an increase in headcount. The decrease in general and administrative expense as a percent of sales in the first quarter of 2010 compared to the first quarter of 2009 is due to increased sales.

Interest and Other Income (Expense), net

Interest and other income (expense), net for the first quarter of 2010 was $(0.2) million compared to $(0.2) million in the first quarter of 2009. The Company experienced a decrease in net interest expense for the three months ended April 2, 2010, primarily attributable to lower debt balances in the first quarter of 2010 compared to the same period in 2009.

Income Tax Provision

Our effective tax rate for the quarters ended April 2, 2010 and April 3, 2009, was 13.8% and 32.0%, respectively. The change in respective rates reflects, primarily, a change in the geographic mix of worldwide earnings and financial results for first quarter of 2010 compared to the same period in 2009.

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

Liquidity and Capital Resources

We have funded our operations through financing activities and operations and we require capital principally to fund our working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of April 2, 2010, we had cash and cash equivalents of $27.7 million compared to $26.7 million as of January 1, 2010.

For the quarter ended April 2, 2010 we used cash from operating activities of $1.7 million compared to $1.6 million of cash generated by operating activities for the same period in the prior year. Operating cash flows for the first quarter of 2010 were favorably impacted by net non-cash activity of $1.2 million, including depreciation and amortization of $0.5 million and stock-based compensation of $0.7 million, and increases in accounts payable, accrued compensation and related benefits and other liabilities of $8.2 million, $0.5 million and $1.3 million, respectively. Cash from operating activities was unfavorably impacted by increases in accounts receivable and inventory of $10.7 million and $9.7 million, respectively, offset partially by a decrease in prepaid expenses and other of $3.7 million. Due to the rapid scaling up necessary to meet customer demand, our inventory and accounts payable, and ultimately, accounts receivable have all increased substantially. Our cash flows from operations in any given period are largely driven by the timing of sales and the collection of accounts receivable and payments of accounts payable.

Cash flows from investing activities increased $0.8 million when comparing the first quarter of 2010 to the same period in 2009 due primarily to increases in capital spending.

Net cash provided by financing activities for the first quarter of 2010 was $3.7 million compared to cash used of $1.3 million in the same quarter of the prior year. Our cash provided by financing activities in the first quarter of 2010 was primarily due to increased borrowings under the Company’s Revolving Line of Credit by $4.0 million and proceeds from option exercises of $0.2 million, offset by payments on short-term and capital lease obligations debt of $0.5 million.

We anticipate that our existing cash balances and operating cash flow, together with available borrowings under our credit facility, will be sufficient to meet our working capital requirements and technology development projects for at least the next twelve months. The adequacy of these resources to meet our liquidity needs beyond that period will depend on our growth, the state of the worldwide economy, the cyclical expansion or contraction of the semiconductor capital equipment industry and the other industries we serve and capital expenditures required to meet possible increased demand for our products.

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

The following table summarizes our future minimum lease payments and principal payments under debt obligations, in thousands, as of April 2, 2010. Of the $14.0 million in operating leases, $144,000 is included in other accrued liabilities as of April 2, 2010.

	2010	2011	2012	2013	2014	Thereafter	Total
Capital lease	$7	$10	$10	$10	$7	$—	$44
Operating lease (1)	3,001	3,168	2,649	2,456	2,234	467	13,975
Borrowing arrangements	1,513	1,443	15,649	—	—	—	18,605

Total (2)	$4,521	$4,621	$18,308	$2,466	$2,241	$467	$32,624

(1)	Operating lease expense reflects (a) the lease for our headquarters facility in Hayward, California; (b) the lease for a manufacturing facility in Portland, Oregon that expires on October 31, 2010; (c) the leases for manufacturing facilities in South San Francisco that expire in 2009 and 2010; (d) the leases for manufacturing facilities in Austin, Texas that expire in 2010 and 2011; (e) and leases for manufacturing facilities in Asia that expire in 2011 and 2013. We have options to renew certain of the leases in South San Francisco, which we expect to exercise.
(2)	As a result of the implementation of FASB’s guidance regarding accounting for uncertainty in income taxes, we have recorded an additional tax liability to offset the recognition of previously recorded excess tax benefits. Because of the uncertainty surrounding the future payment of these liabilities, the amount has been excluded from the table above.

Critical Accounting Policies, Significant Judgments and Estimates

Our condensed consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure at the date of our financial statements. Estimates and judgments are reviewed on an on-going basis, including those related to sales, inventories, intangible assets, stock compensation and income taxes. The estimates and judgments are based on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We consider certain accounting policies related to the purchase accounting, revenue recognition, inventory valuation, accounting for income taxes, valuation of intangible assets and goodwill and equity incentives to employees to be critical policies due to the estimates and judgments involved in each. Our significant accounting policies and critical estimates are disclosed in our 2009 Annual Report on Form 10-K as filed with the SEC on March 30, 2010. No material changes to our significant accounting policies and critical estimates have occurred subsequent to January 1, 2010.

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

Interest Rates

Our interest rate risk relates primarily to our third party debt which totals $18.6 million as of April 2, 2010, and carries interest rates pegged to the LIBOR and PRIME rates. An immediate increase in interest rates of 100 basis points would increase our interest expense by approximately $46,000 per quarter. This would be partially offset by increased interest income on our invested cash. Conversely, an immediate decline of 100 basis points in interest rates would decrease our interest expense by approximately $46,000 per quarter. This would be partially offset by decreased interest income on our invested cash.

ITEM 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon our evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective for the quarter ended April 2, 2010.

As required by Rule 13a-15(d), management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of April 2, 2010. Based on our evaluation under the framework in Internal Control — Integrated Framework, management has concluded that our internal control over financial reporting was effective for the quarter ended April 2, 2010.

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

The global economy in the recent past has contributed to slowdowns in the industries in which we operate. Our sales were $98.5 million for the first quarter of 2010 compared to $22.4 million for the first quarter of 2009. We incurred a net profit $3.9 million in the first quarter of 2010 compared to a net loss of $(7.0) million for the period in the previous year. While it appears that the economy has entered a period of recovery, we may experience future economic slowdowns and fluctuations in customer orders. Also, as a result of the global economy, certain of our suppliers have been or may be forced out of business, which would require us to either procure products from high-cost suppliers, or if no additional suppliers exist, to reconfigure the design and manufacture of our products, and we may be unable to fulfill some customer orders.

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

We rely on both single-source and sole-source suppliers, some of whom are relatively small, for many of the components we use in our products. In addition, our customers often specify components of particular suppliers that we must incorporate into our products. Our suppliers are under no obligation to provide us with components. As a result, the loss of or failure to perform by any of these providers could adversely affect our business and operating results. The risk of such a loss is particularly high as a result of the recent economic downturn, as many of our suppliers have announced poor operating results and have limited access to capital. In addition, the manufacturing of certain components and subsystems is an extremely complex process. Therefore, if a supplier were unable to provide the volume of components we require on a timely basis and at acceptable prices, we would have to identify and qualify replacements from alternative sources of supply. The process of qualifying new suppliers for these complex components is lengthy and could delay our production, which would adversely affect our business, operating results and financial condition. We may also experience difficulty in obtaining sufficient supplies of components and raw materials in times of significant growth in our business. For example, we have in the past experienced shortages in supplies of various components, such as mass flow controllers, valves and regulators, and certain prefabricated parts, such as sheet metal enclosures, used in the manufacture of our products. In addition, one of our competitors manufactures mass flow controllers that may be specified by one or more of our customers. If we are unable to obtain these particular mass flow controllers from our competitor or convince a customer to select alternative mass flow controllers, we may be unable to meet that customer’s requirements, which could result in a loss of market share.

The highly volatile nature of the industries we serve could harm our operating results.

Our business and operating results depend in significant part upon capital expenditures by manufacturers in the semiconductor capital equipment, flat panel, medical, energy and research industries, which in turn depend upon the current and anticipated market demand for such products. Historically, the industries we serve (in particular the semiconductor industry) have been highly cyclical, with recurring periods of over-supply of products that have had a severe negative effect on the demand for capital equipment used to manufacture such products. We have experienced and anticipate that we will continue to experience significant fluctuations in customer orders for our products through such cycles. Slowdowns in the industries we serve have had, and future slowdowns may also have, a material adverse effect on our operating results. During periods of decreasing demand for our products, we must be able to appropriately align our cost structure with prevailing market conditions, effectively manage our supply chain and motivate and retain employees. During periods of increased demand, we must increase manufacturing capacity and inventory to meet customer demands, effectively manage our supply chain and attract, retain and motivate a sufficient number of employees. If we are not able to timely and appropriately adapt to the changes in our business environment, our results of operations will be harmed. Also, the cyclical and volatile nature of the industries we serve make future revenues, results of operations and net cash flows difficult to estimate.

We rely on a small number of customers for a significant portion of our sales, and any impairment of our relationships with these customers would adversely affect our business.

A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. As a group, four customers accounted for 87% of the Company’s sales in the first quarter of 2010. Also, as a group, three customers accounted for 79% and 81% of the Company’s sales for fiscal years 2009 and 2008, respectively. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by any one of these customers. Our customer contracts generally do not require them to place any orders with us. Consolidation among our customers, or a decision by any one or more of our customers to outsource all or most manufacturing and assembly work to a single equipment manufacturer, may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on an even smaller number of customers.

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

We have made capital expenditures of $1.1 million during the previous five quarters ended April 2, 2010, related to the development of our manufacturing facilities in China and Singapore. The amount of our future capital requirements will depend on many factors, including:

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

We intend to expand, as markets will allow, our operations in Asia, which includes China and Singapore. Our total assets in Asia at April 2, 2010, were $32 million.

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

We have outstanding indebtedness. At the end of our first quarter 2010, our long-term debt was $16.6 million and our short-term debt was $2.0 million, for an aggregate total of $18.6 million. Our loan agreement, as amended on February 4, 2009, requires compliance with certain financial covenants, including maintenance of a minimum monthly tangible net worth and a minimum monthly liquidity coverage ratio. The covenants contained in our line of credit with the bank also restrict our ability to take certain actions, including our ability to:

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved)

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a) Exhibits

The following exhibits are filed with this current Report on Form 10-Q for the quarter ended April 2, 2010:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA CLEAN HOLDINGS, INC.
(Registrant)

Date: May 14, 2010

	By:	/S/ CLARENCE L. GRANGER
	Name:	Clarence L. Granger
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2010

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