Form 10-Q
period 2010-07-02
ULTRA CLEAN HOLDINGS INC
filed 2010-08-09
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the issuer’s common stock as of July 30, 2010: 21,965,685

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	July 2, 2010	January 1, 2010
ASSETS
Current assets:
Cash and cash equivalents	$23,101	$26,697
Accounts receivable, net of allowance of $125 and $529, respectively	45,691	34,787
Inventory	55,058	46,976
Prepaid expenses and other	2,800	6,005

Total current assets	126,650	114,465

Equipment and leasehold improvements, net	8,361	7,450
Purchased intangibles, net	8,987	8,987
Other non-current assets	386	408

Total assets	$144,384	$131,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$1,957	$2,008
Accounts payable	43,323	46,098
Accrued compensation and related benefits	4,320	2,378
Deferred rent, current portion	793	740
Other current liabilities	1,016	1,830

Total current liabilities	51,409	53,054

Long-term debt	16,149	13,092
Deferred rent and other liabilities	3,623	3,985

Total liabilities	71,181	70,131

Commitments and contingencies (See note 8)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 21,752,184 and 21,484,178 shares issued and outstanding, in 2010 and 2009, respectively	99,083	96,563
Common shares held in treasury, at cost, 601,944 shares in 2010 and 2009	(3,337)	(3,337)
Accumulated deficit	(22,543)	(32,047)

Total stockholders’ equity	73,203	61,179

Total liabilities and stockholders’ equity	$144,384	$131,310

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three months ended		Six months ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Sales	$105,878	$23,252	$204,345	$45,652
Cost of goods sold	91,083	24,106	177,174	49,376

Gross profit (loss)	14,795	(854)	27,171	(3,724)

Operating expenses:
Research and development	1,390	748	2,447	1,664
Sales and marketing	1,895	1,165	3,528	2,195
General and administrative	4,941	3,517	10,004	8,859

Total operating expenses	8,226	5,430	15,979	12,718

Income (loss) from operations	6,569	(6,284)	11,192	(16,442)

Interest and other income (expense), net	(145)	(228)	(300)	(423)

Income (loss) before provision for income taxes	6,424	(6,512)	10,892	(16,865)
Income tax provision	770	7,551	1,388	4,238

Net income (loss)	$5,654	$(14,063)	$9,504	$(21,103)

Net income (loss) per share:
Basic	$0.26	$(0.66)	$0.44	$(0.99)
Diluted	$0.25	$(0.66)	$0.41	$(0.99)
Shares used in computing net income (loss) per share
Basic	21,670	21,379	21,589	21,341
Diluted	23,016	21,379	22,905	21,341

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six months ended
	July 2, 2010	July 3, 2009
Cash flows from operating activities:
Net income (loss)	$9,504	$(21,103)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,114	1,309
Deferred income tax	—	7,363
Excess tax benefit from stock-based compensation	(426)	—
Stock-based compensation	1,577	1,564
Changes in assets and liabilities:
Accounts receivable	(10,904)	3,464
Inventory	(8,082)	7,792
Prepaid expenses and other	3,205	3,761
Other non-current assets	22	(240)
Accounts payable	(2,822)	(97)
Accrued compensation and related benefits	1,942	(1,036)
Other liabilities	(694)	315

Net cash provided by (used in) operating activities	(5,564)	3,092

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(2,024)	(153)
Proceeds from sale of equipment	46	—

Net cash used in investing activities	(1,978)	(153)

Cash flows from financing activities:
Principal payments on capital lease obligations	(3)	(10)
Proceeds from bank borrowings	4,000	5,500
Principal payments on short-term debt	(995)	(4,726)
Principal payments on long-term debt	—	(3,168)
Excess tax benefit from stock-based compensation	426	—
Proceeds from issuance of common stock	518	46

Net cash provided by (used in) financing activities	3,946	(2,359)

Net increase (decrease) in cash	(3,596)	580
Cash and cash equivalents at beginning of period	26,697	29,620

Cash and cash equivalents at end of period	$23,101	$30,200

Supplemental items:
Cash activities during the period for:
Income taxes paid	$1,798	$—

Income taxes refunded	$5,005	$6,600

Interest paid	$412	$209

Non-cash investing activities:
Fixed asset purchases included in accounts payable	$47	$14

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

Basis of Presentation — The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). This financial information reflects all adjustments which are, in the opinion of the Company, normal, recurring and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The Company’s January 1, 2010 balance sheet data was derived from audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated from the information provided.

The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended January 1, 2010, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2010. The Company’s results of operations for the three and six months ended July 2, 2010, are not necessarily indicative of the results to be expected for any future periods.

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

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company had significant sales to four customers: Applied Materials, Inc., Intuitive Surgical, Inc., Lam Research Corporation and Novellus Systems, Inc., two of which accounted for 10% or more of sales for the six months ended July 2, 2010. Sales to each of these customers as a percentage of total sales were as follows:

	Six months ended
	July 2, 2010	July 3, 2009
Customer A	37.0%	36.8%
Customer B	27.0%	12.4%
Customer C	8.4%	22.5%
Customer D	9.2%	4.2%

Total	81.6%	75.9%

These four significant customers represented a combined total of 75.8% of accounts receivable at July 2, 2010. Two customer’s accounts receivable balances were individually greater than 10% of accounts receivable and, in aggregate, represent 65.7% of accounts receivable.

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

Income Taxes — The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. As of July 2, 2010, the Company has a deferred tax valuation allowance totaling $7.9 million.

Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the condensed consolidated statements of operations as income tax expense. During the second quarter of 2010, the Company received confirmation from tax authorities that certain tax audits were complete and closed and, consequently, the Company reduced its liability provision for accounting for uncertain tax positions.

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

	Six months ended
	July 2, 2010	July 3, 2009
Beginning balance	$112	$164
Additions (reductions) related to sales	207	(14)
Warranty claims	(152)	(68)

Ending balance	$167	$82

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

The Company assesses collectability based on the credit worthiness of the customer and past transaction history. The Company performs on-going credit evaluations of customers and generally does not require collateral from customers.

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

Segments — The Financial Accounting Standards Board’s (FASB) guidance regarding disclosure about segments in an enterprise and related information establishes standards for the reporting by public business enterprises of information about reportable segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the manner in which management organizes the reportable segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision-maker is considered to be the Chief Executive Officer. The Company operates in one reporting segment.

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

On June 10, 2010, the stockholders of the Company approved amendments to the Company’s 2003 Amended and Restated Stock Incentive Plan, which included: an increase in share authorization by 1,500,000 common shares; the elimination of the Company’s ability to increase further the number of shares under the plan without stockholder approval; and makes certain other changes to the 2003 Amended and Restated Stock Incentive Plan, all of which are more fully described in the Company’s definitive proxy statement filed on April 23, 2010 .

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

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The assumptions used in the model are outlined in the following table:

	Three months ended		Six months ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	75.0%	70.0%	75.0%	50.8%
Risk-free interest rate	2.3%	2.3%	2.3%	2.1%
Forfeiture rate	12.0%	14.0%	12.0%	15.0%
Expected life (in years)	5.5	5.6	5.5	5.0

Stock Options

The following table summarizes information with respect to options outstanding at July 2, 2010:

Number of Shares
Options outstanding at January 1, 2010	2,896,181
Granted	3,500
Exercised	(188,959)
Canceled	(135,277)

Options outstanding at July 2, 2010	2,575,445

The weighted-average exercise price, aggregate intrinsic value and weighted average remaining contractual life of outstanding options as of July 2, 2010 are $5.32 per share, $9.87 million and 6.6 years, respectively. As of July 2, 2010, 1,722,923 options with a weighted-average exercise price of $6.53 per share, aggregate intrinsic value of $4.8 million and a weighted average remaining contractual life of 5.6 years were exercisable. The total unamortized expense of the Company’s unvested options, net of forfeitures, as of July 2, 2010, is $1.1 million of which substantially all is expected to be recognized over an estimated period of three years. The weighted average estimated fair value of employee stock option grants for the three and six months ended July 2, 2010, and July 3, 2009, was zero and $4.27 and $0.63 and $0.51 per share, respectively. The Company issued no stock option grants in the three months ended July 2, 2010.

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

Restricted Stock Units and Restricted Stock Awards

The Company grants Restricted Stock Units (“RSU’s”) to employees and Restricted Stock Awards (“RSA”) to non-employee directors as part of the Company’s long term equity compensation plan.

RSU’s are granted to employees with a per share or unit purchase price of zero dollars and either have time based or performance based vesting. RSU’s typically vest over three years, subject to the employee’s continued service with the Company. For purposes of determining compensation expense related to these RSU’s, the fair value is determined based on the closing market price of the Company’s common stock on the date of award. The expected cost of the grant is reflected over the service period, and is reduced for estimated forfeitures. The Company granted 614,500 RSU’s during the first quarter ended April 2, 2010, with a weighted average fair value of $8.87 per share and granted 12,500 RSU’s during the second quarter ended July 2, 2010, with a weighted average fair value of $9.33 per share. No RSU’s were granted during the first quarter ended April 3, 2009, and 23,833 RSU’s were granted during the second quarter ended July 3, 2009 with a weighted average fair value of $1.77 per share. As of July 2, 2010, $4.1 million of stock-based compensation cost, net of forfeitures, related to RSU’s remains to be amortized, of which substantially all is expected to be recognized over an estimated period of less than three years. As of July 2, 2010, a total of 913,641 RSU’s and RSA’s remain outstanding with an aggregate intrinsic value of $7.0 million and a weighted average remaining contractual term of 1.6 years.

        During the current quarter, the Company issued 30,000 shares of restricted stock awards to its non-employee directors. For purposes of determining compensation expense related to these RSA’s, the fair value is determined based on the closing market price of the Company’s common stock on the date of award. The weighted average fair value of the shares was $7.58 per share and was determined using the Company’s closing market price on the date of grant. These shares fully vest on the earlier of the day before the next annual shareholder’s meeting or the one year anniversary of the date of grant. The total unamortized expense of the Company’s unvested restricted stock awards as of July 2, 2010 was approximately $0.2 million.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the Company’s restricted stock unit and restricted stock award activity for the six months ended July 2, 2010 (in thousands):

Number of Shares
Unvested restricted stock units and restricted stock awards at January 1, 2010	359
Granted	657
Vested	(81)
Forfeited	(21)

Unvested restricted stock units and restricted stock awards at July 2, 2010	914

The following table shows the Company’s stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three months ended		Six months ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Cost of sales	$219	$216	$414	$424
Research and development	108	11	101	—
Sales and marketing	116	56	185	123
General and administrative	467	492	877	1,017

	910	775	1,577	1,564
Income tax benefit	(109)	(248)	(201)	(500)

Total stock-based compensation expense	$801	$527	$1,376	$1,064

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

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Balance Sheet Information (in thousands)

Inventory consisted of the following (in thousands):

	July 2, 2010	January 1, 2010
Raw materials	$44,246	$36,587
Work in process	13,741	14,071
Finished goods	2,619	1,154

	60,606	51,812
Reserve for obsolescence	(5,548)	(4,836)

Total	$55,058	$46,976

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	July 2, 2010	January 1, 2010
Computer equipment and software	$6,251	$6,057
Furniture and fixtures	1,467	802
Machinery and equipment	6,313	5,465
Leasehold improvements	9,680	9,577

	23,711	21,901
Accumulated depreciation and amortization	(15,350)	(14,451)

Total	$8,361	$7,450

3. Borrowing Arrangements

In 2006, the Company entered into a borrowing arrangement (“Loan Agreement”) with a bank. The Loan Agreement provided senior secured credit facilities in an aggregate principal amount of up to $32.5 million, consisting of a $25.0 million Revolving Line of Credit and a $7.5 million term loan (“Original Term Loan”).

On February 4, 2009, the Company amended its Loan Agreement resulting in a reduction of the revolving credit facility from $25.0 million to $20.0 million while extending its maturity to January 29, 2012, and instituting a new $3.0 million, three-year term loan, as amended, also maturing on January 29, 2012. The Original Term Loan expired on June 29, 2009. The aggregate amount of the revolving credit facility is subject to a borrowing base equal to 80% of eligible accounts receivable and 45% of eligible inventory (total eligible inventory not to exceed $2.5 million) and is secured by substantially all of the Company’s assets. The revolving credit facility bears interest per annum at a variable rate equal to the greater of the bank’s stated prime rate, or 4%, plus a margin of 25 basis points. The new term loan, as amended, bears interest per annum at a variable rate equal to the greater of the bank’s stated prime rate, or 4%, plus a margin of 75 basis points. The revolving credit facility contains certain reporting and financial covenants, including minimum tangible net worth and liquidity ratios that must be met on a monthly basis in order for the Company to remain in compliance. In May 2010, the Company was not in compliance with one of its financial covenants, however, the Company received a permanent waiver for the May non-compliance from the bank. During the quarter ended April 2, 2010, the Company increased borrowings under its Revolving Line of Credit by $4.0 million. The outstanding balance of the Loan Agreement as of July 2, 2010, was approximately $17.1 million.

Interest rates on outstanding loans under the revolving credit facility and the term loan were 4.25% and 4.75% per annum, respectively, during the quarter and six months ended July 2, 2010.

The Company also has a $5.0 million equipment loan that is secured by certain of its equipment and expires May 2011. The interest rate and outstanding balance on the equipment loan was 7.6% and $1.0million, respectively, as of July 2, 2010.

The combined balance outstanding on the Loan Agreement and equipment loan as of July 2, 2010 was $18.1 million.

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

During the six months ended July 2, 2010, the Company made payments of $124,000 and charged to expense $82,000 of remaining estimated future sublease income due to the anticipated continued vacancy of the facility through the lease termination date. The balance of the restructuring accrual as of July 2, 2010 is $85,000.

The actual loss incurred in exiting these facilities could be different from the Company’s estimates.

5. Income Tax

The Company’s income tax provision and related effective tax rate for the three and six month periods ended July 2, 2010, was $770,000 and 12.0% and $1,388,000 and 12.7%, respectively. The Company’s income tax provision and related effective tax rate for the three and six month periods ended July 3, 2009, was $7,551,000 and 116% and $4,238,000 and 25.1%, respectively. The provision for the six months ended July 2, 2010, reflects, in part, a reversal of $882,000 of previously established tax liability related to the Company’s uncertain tax positions. The provision for the six months ended July 3, 2009, reflects, in part, the establishment of a valuation allowance of $7.0 million.

The following table summarizes the activity related to the Company’s uncertain tax positions (in thousands):

	Six months ended
	July 2, 2010	July 3, 2009
Balance as of the beginning of period	$920	$428
Increases related to prior year tax positions	1	—
Decreases related to the finalization of tax audits	(882)	—

Balance as of the end of period	$39	$428

Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest. We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company’s 2005 and 2006 state income tax returns are currently under examination by the California Franchise Tax Board (“CFTB”) and the Company’s state income tax returns are open to audit under the statute of limitations for the fiscal years 2005 through 2009. The Company is also subject to examination in various other jurisdictions for various periods. During the second quarter of 2010, the IRS completed their audit of the Company’s tax returns for the years 2006 through 2009. An assessment of approximately $110,000, excluding interest, was agreed to by the Company.

The determination of our tax provision is subject to judgments and estimates. The carrying value of our net deferred tax assets, which is made up primarily of tax deductions, assumes we will be able to generate sufficient future income to fully realize these deductions. In determining whether the realization of these deferred tax assets may be impaired, we make judgments with respect to whether we are likely to generate sufficient future taxable income to realize these assets. As of July 2, 2010, we have recorded a tax valuation allowance totaling $7.9 million.

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

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended		Six months ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Numerator:
Net income (loss)	$5,654	$(14,063)	$9,504	$(21,103)
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	21,670	21,379	21,589	21,341
Weighted average common shares outstanding subject to repurchase	(—)	(—)	(—)	(—)

Shares used in computing basic net income (loss) per share	21,670	21,379	21,589	21,341
Shares used in computation — diluted:
Weighted average common shares outstanding	21,670	21,379	21,589	21,341
Dilutive effect of common shares outstanding subject to repurchase	215	—	205	—
Dilutive effect of options outstanding	1,131	—	1,111	—

Shares used in computing diluted Net income (loss) per share	23,016	21,379	22,905	21,341
Net income (loss) per share — basic	$0.26	$(0.66)	$0.44	$(0.99)
Net income (loss) per share — diluted	$0.25	$(0.66)	$0.41	$(0.99)

The Company had securities outstanding which could potentially dilute basic earnings per share in the future. Potentially dilutive securities include outstanding options, shares to be purchased under the employee stock purchase plan and unvested RSUs. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. However, the incremental shares from the assumed exercise of these securities are excluded in the computation of diluted net loss per share, as their effect would be anti-dilutive. Weighted average potential common shares of 1.7 million shares for each of the three and six month periods ended July 3, 2009, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.

7. Related Party Transactions

The Company leases a facility from an entity controlled by one of the Company’s board members. The Company incurred rent expense resulting from the lease of this facility of $67,000 and $134,000 for the three and six months ended July 2, 2010 , respectively, and $67,000 and $134,000 for the three and six months ended July 3, 2009, respectively,

The spouse of one of the Company’s executives is the sole owner of the Company’s primary travel agency. The Company incurred fees for travel-related services, including the cost of airplane tickets, of $142,000 and $230,000 for the three and six months ended July 2, 2010 and $51,000 and $105,000 for the three and six month periods ended July 3, 2009, respectively.

8. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $34.7 million at July 2, 2010.

In September 2007, the Company entered into a facility lease agreement for approximately 104,000 square feet of office space in Hayward, California and began moving into the new facility towards the latter part of the second quarter of 2008. In lieu of a cash security deposit, the Company established an irrevocable standby letter of credit in the amount of $156,000 naming the landlord of the new facility as the beneficiary. Pursuant to the lease agreement, the Company received approximately $4.1 million in tenant improvement allowances and has received incentives of approximately $1.2 million in rent abatements as of July 2, 2010. The operating lease term for the new facility commenced on April 1, 2008, and will continue through April 1, 2015, with minimum monthly lease payments beginning at $119,000 and escalating annually after two years. The Company’s total future minimum lease payments over the term of the lease will be approximately $8.2 million.

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

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth revenue by geographic area (in thousands):

	Three months ended		Six months ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
United States	$97,065	$22,888	$192,773	$45,450
Export sales to Europe and Asia	8,813	364	11,572	202

	$105,878	$23,252	$204,345	$45,652

At July 2, 2010 and July 3, 2009, approximately $2.6 million and $1.2 million, respectively, of the Company’s long-lived assets were located in China and Singapore, and the remaining balances were located in the United States.

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

As a group, our four largest customers accounted for approximately 82% of the Company’s sales in the first half of 2010.

Financial Highlights

Our operating results for the three months ended July 2, 2010, compared to the same period in the prior year reflects an increase in demand of our products, primarily in the semiconductor capital equipment market. Sales for the three months ended July 2, 2010 were $105.9 million, an increase of $82.6 million, or 355.4%, from the comparable quarter of 2009. Gross profit (loss) in the second quarter of 2010 increased $15.6 million, to 14.8 million, or 14.0% of sales, from $(0.9) million, or (3.7)% of sales, in the second quarter of 2009. Total operating expenses in the second quarter of 2010 increased to $8.2 million, or 7.8% of sales, compared to $5.4 million, or 23.4% of sales, for the second quarter of 2009. We earned net income of $5.7 million for the second quarter in 2010 compared to a net loss during the second quarter of 2009 of $14.1 million as a result of a substantial increase in sales and gross profits.

Results of Operations

For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in our quarterly report.

	Three months ended		Six months ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	86.0%	103.7%	86.7%	108.2%

Gross profit (loss)	14.0%	(3.7)%	13.3%	(8.2)%
Operating expenses:
Research and development	1.3%	3.2%	1.2%	3.6%
Sales and marketing	1.8%	5.0%	1.7%	4.8%
General and administrative	4.7%	15.1%	4.9%	19.4%

Total operating expenses	7.8%	23.4%	7.8%	27.9%

Income (loss) from operations	6.2%	(27.0)%	5.5%	(36.0)%

Interest and other income (expense), net	(0.1)%	(1.0)%	(0.1)%	(0.9)%

Income (loss) before provision for income taxes	6.1%	(28.0)%	5.3%	(36.9)%

Income tax provision	0.7%	32.5%	0.7%	9.2%

Net income (loss)	5.4%	(60.5)%	4.6%	(46.2)%

Sales

        Sales in the second quarter of 2010 increased $82.6 million, or 355.4%, to $105.9 million from $23.3 million in the second quarter of 2009. Sales for the first six months of 2010 increased $158.7 million, or 347.6%, to $204.3 million from $45.6 million in the first six months of 2009. The increase in sales for the second quarter and first half of 2010 reflects a recovery of semiconductor equipment demand since the overall slowdown in the industry. Substantially all of the revenue increase is attributable to volume increases with existing customers. We expect sales to continue to rise in the third quarter of 2010.

Gross Profit

Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold.

Gross profit (loss) for the three months ended July 2, 2010, increased $15.7 million to $14.8 million, or 14.0% of sales, from $(0.9) million, or (3.7)% of sales, for the same period in 2009. Gross profit (loss) for the six months ended July 2, 2010, increased $30.9 million to $27.2 million, or 13.3% of sales, from $(3.7) million, or (8.2)% of sales, for the same period in 2009. Our gross margin for the three and six months ended July 2, 2010 increased from the comparable periods in 2009 due primarily to increased unit volume manufactured due to increased sales during the first half of fiscal 2010 and greater factory utilization. Our gross margin for the three and six months ended July 3, 2009 reflected low unit volume manufactured due to decreased sales during the first half of fiscal 2009, lower factory utilization and employee severance charges resulting from a series of reductions in force.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities.

Research and development expense for the three months ended July 2, 2010, increased $0.6 million, or 85.8%, to $1.4 million, or 1.3% of sales, compared to $0.7 million, or 3.2% of sales in the same quarter in 2009. Research and development expense for the six months ended July 2, 2010, increased $0.8 million, or 47.1%, to $2.4 million, or 1.2% of sales, compared to $1.6 million, or 3.6% of sales in the comparable period in 2009. The decrease in percent of research and development expense for the quarter and first half of 2010 is due to an increase in sales during the first half of 2010 as compared to the quarter and first half of 2009. The increase in expense is primarily due to headcount increases the reassignment of existing resources to new product development activities.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products.

Sales and marketing expense for the three months ended July 2, 2010, increased $0.7 million to $1.9 million, or 1.8% of sales, compared to $1.2 million, or 5.0% of sales, in the comparable period of 2009. Sales and marketing expense for the six months ended July 2, 2010, increased $1.3 million to $3.5 million, or 1.7% of sales, compared to $2.2 million, or 4.8% of sales, in the comparable period of 2009. The decrease in percent of sales and marketing expense for the quarter and first half of 2010 is due to an increase in sales during the first half of 2010 as compared to the quarter and first half of 2009. The increase in dollars when comparing the quarter and first half of 2010 with the quarter and first half of 2009 is primarily due to increased commissions and payroll and related benefit costs due to an increase in headcount.

General and Administrative Expense

General and administrative expense consists primarily of salaries and overhead associated with our administrative staff and professional fees.

General and administrative expense increased approximately $1.4 million, or 40.5% in the second quarter of 2010 to $4.9 million, or 4.7% of sales, compared with $3.5 million, or 15.1% of sales, in the comparable quarter of 2009. General and administrative expense increased approximately $1.1 million, or 12.8% in the first half of 2010 to $10.0 million, or 4.9% of sales, compared with $8.9 million, or 19.4% of sales, in the comparable period of 2009. The increase in dollars when comparing the quarter and first half 2010 with the quarter and first half 2009 is due to internal cost containment measures and reductions in fees for outside professional services offset by payroll and related benefit costs associated with an increase in headcount. The decrease in general and administrative expense as a percent of sales in the quarter and first half of 2010 compared to the quarter and first half of 2009 is due to increased sales.

Interest and Other Income (Expense), net

Interest and other income (expense), net for the second quarter of 2010 was $(0.1) million compared to $(0.2) million in the second quarter of 2009. Interest and other income (expense), net for the first half of 2010 was $(0.3) million compared to $(0.4) million in the first half of 2009. The Company experienced an increase in net interest expense for the three months ended July 2, 2010, attributable to an increase in the revolving line of credit slightly offset by reductions in interest on equipment loans. The second quarter of 2010 also includes a $46,000 gain on sale of assets.

Income Tax Provision

Our effective tax rate for the six months ended July 2, 2010 and July 3, 2009, was 12.7% and 25.1%, respectively. The change in respective rates reflects, primarily, the establishment of a valuation allowance in 2009 and, the remainder, a change in the geographic mix of worldwide earnings and financial results for first half of 2010 compared to the comparable period in 2009. In addition, the provision for the three and six months ended July 2 , 2010, reflects the reversal of $882,000 of previously established tax liability related to the Company’s uncertain tax positions.

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

Liquidity and Capital Resources

We have funded our operations through financing activities and operations and we require capital principally to fund our working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of July 2, 2010, we had cash and cash equivalents of $23.1 million compared to $26.7 million as of January 1, 2010.

For the six months ended July 2, 2010 we used cash from operating activities of $5.6 million compared to $3.1 million of cash generated by operating activities for the comparable period in the prior year. Operating cash flows for the first half of 2010 were favorably impacted by net non-cash activity of $2.7 million, including depreciation and amortization of $1.1 million and stock-based compensation of $1.6 million, and an increase in accrued compensation and related benefits of $1.9 million. Cash from operating activities was unfavorably impacted by increases in accounts receivable and inventory of $10.9 million and $8.1 million, respectively, and a decrease in accounts payable of $2.8 million, partially offset by a decrease in prepaid expenses and other of $3.2 million.

Our cash flows from operations in any given period are largely driven by the timing of sales, the collection of accounts receivable and the payments of accounts payable.

Cash flows used in investing activities increased $1.8 million when comparing the first half of 2010 to the comparable period in 2009 due primarily to increases in capital spending.

Net cash provided by financing activities for the first half of 2010 was $3.9 million compared to cash used of $2.4 million in the comparable period of the prior year. Our cash provided by financing activities in the first half of 2010 was primarily due to increased borrowings under the Company’s revolving line of credit by $4.0 million, proceeds from option exercises and the employee stock purchase plan of $0.5 million and excess tax benefit from stock-based compensation of $0.4 million, offset by payments on short-term debt and capital lease obligations of $1.0 million.

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

The following table summarizes our future minimum lease payments and principal payments under debt obligations, in thousands, as of July 2, 2010. Of the $14.1 million in operating leases, $85,000 is included in other accrued liabilities as of July 2, 2010.

	2010	2011	2012	2013	2014	Thereafter	Total
Capital lease	$5	$10	$10	$10	$7	$—	$42
Operating lease (1)	2,028	3,452	3,048	2,779	2,349	467	14,123
Borrowing arrangements	1,014	1,443	15,649	—	—	—	18,106

Total	$3,047	$4,905	$18,707	$2,789	$2,356	$467	$32,271

(1)	Operating lease expense reflects (a) the lease for our headquarters facility in Hayward, California; (b) the lease for a manufacturing facility in Portland, Oregon that expires on October 31, 2010; (c) the leases for manufacturing facilities in South San Francisco that expire in 2011 thru 2013; (d) the leases for manufacturing facilities in Austin, Texas that expire in 2013 and 2014; (e) and leases for manufacturing facilities in Asia that expire in 2011 thru 2014. We have options to renew certain of the leases in South San Francisco, which we expect to exercise.

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

Recently, Chinese authorities have relaxed controls of its currency, the renminbi , and allowed the currency to strengthen against other world currencies. The Company continues to monitor any potential impact of the renminbi currency revaluation on its operations in China as well as globally.

Interest Rates

Our interest rate risk relates primarily to our third party debt which totals $18.1 million as of July 2, 2010, and carries interest rates pegged to the LIBOR and PRIME rates. An immediate increase in interest rates of 100 basis points would increase our interest expense by approximately $45,000 per quarter. This would be partially offset by increased interest income on our invested cash. Conversely, an immediate decline of 100 basis points in interest rates would decrease our interest expense by approximately $45,000 per quarter. This would be partially offset by decreased interest income on our invested cash.

ITEM 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon our evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective for the quarter ended July 2, 2010.

As required by Rule 13a-15(d), management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of July 2, 2010. Based on our evaluation under the framework in Internal Control — Integrated Framework, management has concluded that our internal control over financial reporting was effective for the quarter ended July 2, 2010.

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

A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. As a group, four customers accounted for 82% of the Company’s sales in the first half of 2010. Also, as a group, three customers accounted for 79% and 81% of the Company’s sales for fiscal years 2009 and 2008, respectively. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by any one of these customers. Our customer contracts generally do not require them to place any orders with us. Consolidation among our customers, or a decision by any one or more of our customers to outsource all or most manufacturing and assembly work to a single equipment manufacturer, may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on an even smaller number of customers.

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

We are exposed to risks associated with the global economy.

Our sales were $204.3 million for the first half of 2010 compared to $45.7 million for the first half of 2009. We earned a net profit $9.5 million in the first half of 2010 compared to a net loss of $(21.1) million for the comparable period in the previous year. While it appears that the economy has entered a period of recovery, we may experience future economic slowdowns and fluctuations in customer orders. Also, as a result of the global economy, certain of our suppliers have been or may be forced out of business, which would require us to either procure products from high-cost suppliers, or if no additional suppliers exist, to reconfigure the design and manufacture of our products, and we may be unable to fulfill some customer orders.

We may not be able to fund our future capital requirements from our operations, and financing from other sources may not be available on favorable terms or at all.

We have made capital expenditures of $2.0 million during the twelve months ended July 2, 2010, related to the development of our manufacturing facilities in China and Singapore. The amount of our future capital requirements will depend on many factors, including:

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

We intend to expand, as markets will allow, our operations in Asia, which includes China and Singapore. Our total assets in Asia at July 2, 2010, were approximately $40.5 million.

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

We have outstanding indebtedness. At the end of our second quarter 2010, our long-term debt was $16.1 million and our short-term debt was $2.0 million, for an aggregate total of $18.1 million. Our loan agreement, as amended on February 4, 2009, requires compliance with certain financial covenants, including maintenance of a minimum monthly tangible net worth and a minimum monthly liquidity coverage ratio. The covenants contained in our line of credit with the bank also restrict our ability to take certain actions, including our ability to:

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

We are currently in compliance with the financial and reporting covenants in our loan agreement. In May 2010, the Company was not in compliance with one of its financial covenants, however, the Company received a permanent waiver for the May non-compliance from the bank. We cannot assure you that we will meet these financial covenants in subsequent periods. If we are unable to meet any covenants, we cannot assure you that the bank will grant waivers or amend the covenants, or that the bank will not terminate the agreement, preclude further borrowings or require us to immediately repay any outstanding borrowings. As long as our indebtedness remains outstanding, the restrictive covenants could impair our ability to expand or pursue our business strategies or obtain additional funding. Forced prepayment of some or all of our indebtedness would reduce our available cash balances and have an adverse impact on our operating and financial performance.

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

(a) Exhibits

The following exhibits are filed with this current Report on Form 10-Q for the quarter ended July 2, 2010:

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

Date: August 9, 2010

	By:	/S/ CLARENCE L. GRANGER
	Name:	Clarence L. Granger
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2010

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