Form 10-Q
period 2010-10-01
ULTRA CLEAN HOLDINGS INC
filed 2010-11-09
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2010

or

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

Number of shares outstanding of the issuer’s common stock as of October 29, 2010: 21,995,878

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	October 1, 2010	January 1, 2010
ASSETS
Current assets:
Cash and cash equivalents	$27,728	$26,697
Accounts receivable, net of allowance of $125 and $529, respectively	46,554	34,787
Inventory	64,041	46,976
Prepaid expenses and other	4,017	6,005

Total current assets	142,340	114,465

Equipment and leasehold improvements, net	8,333	7,450
Purchased intangibles, net	8,987	8,987
Other non-current assets	366	408

Total assets	$160,026	$131,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$1,702	$2,008
Accounts payable	51,094	46,098
Accrued compensation and related benefits	3,383	2,378
Deferred rent, current portion	842	740
Other current liabilities	1,847	1,830

Total current liabilities	58,868	53,054

Long-term debt	15,899	13,092
Deferred rent and other liabilities	3,423	3,985

Total liabilities	78,190	70,131

Commitments and contingencies (See note 7)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 21,987,685 and 21,484,178 shares issued and outstanding, in 2010 and 2009, respectively	101,019	96,563
Common shares held in treasury, at cost, 601,944 shares in 2010 and 2009	(3,337)	(3,337)
Accumulated deficit	(15,846)	(32,047)

Total stockholders’ equity	81,836	61,179

Total liabilities and stockholders’ equity	$160,026	$131,310

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three months ended		Nine months ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Sales	$118,486	$41,324	$322,831	$86,976
Cost of goods sold	101,285	38,041	278,461	87,417

Gross profit (loss)	17,201	3.283	44,370	(441)

Operating expenses:
Research and development	1,455	771	3,951	2,435
Sales and marketing	1,861	1,027	4,923	3,222
General and administrative	5,359	3,250	15,781	12,109

Total operating expenses	8,675	5,048	24,655	17,766

Income (loss) from operations	8,526	(1,765)	19,715	(18,207)

Interest and other income (expense), net	(237)	(189)	(534)	(612)

Income (loss) before provision (benefit) for income taxes	8,289	(1,954)	19,181	(18,819)
Income tax provision (benefit)	1,592	(536)	2,980	3,702

Net income (loss)	$6,697	$(1,418)	$16,201	$(22,521)

Net income (loss) per share:
Basic	$0.31	$(0.07)	$0.75	$(1.05)
Diluted	$0.29	$(0.07)	$0.71	$(1.05)
Shares used in computing net income (loss) per share
Basic	21,891	21,419	21,702	21,363
Diluted	23,060	21,419	22,930	21,363

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine months ended
	October 1, 2010	October 2, 2009
Cash flows from operating activities:
Net income (loss)	$16,201	$(22,521)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,717	1,802
Deferred income tax	—	7,363
Excess tax benefit from stock-based compensation	(1,107)	—
Stock-based compensation	2,442	2,133
Changes in assets and liabilities:
Accounts receivable	(11,767)	(1,725)
Inventory	(17,065)	3,243
Prepaid expenses and other	1,988	3,193
Other non-current assets	42	(220)
Accounts payable	4,915	11,807
Accrued compensation and related benefits	1,005	(1,163)
Other liabilities	667	194

Net cash provided by (used in) operating activities	(962)	4,106

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(2,564)	(190)
Proceeds from sale of equipment	46	—

Net cash used in investing activities	(2,518)	(190)

Cash flows from financing activities:
Principal payments on capital lease obligations	(5)	(18)
Proceeds from bank borrowings	4,000	5,500
Principal payments on short-term debt	(1,499)	(4,726)
Principal payments on long-term debt	—	(3,655)
Excess tax benefit from stock-based compensation	1,107	—
Proceeds from issuance of common stock	908	58

Net cash provided by (used in) financing activities	4,511	(2,841)

Net increase in cash	1,031	1,075
Cash and cash equivalents at beginning of period	26,697	29,620

Cash and cash equivalents at end of period	$27,728	$30,695

Supplemental items:
Cash activities during the period for:
Income taxes paid	$3,132	$—

Income taxes refunded	$5,005	$6,600

Interest paid	$630	$595

Non-cash investing activities:
Fixed asset purchases included in accounts payable	$81	$48

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

The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended January 1, 2010, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2010. The Company’s results of operations for the three and nine months ended October 1, 2010, are not necessarily indicative of the results to be expected for any future periods.

Principles of Consolidation — The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation — The Company has reviewed its non-U.S. subsidiaries (of which substantially all of its non-U.S. asset base resides in China) that operate in a local currency environment to determine their functional currency by examining how and in what currency each subsidiary generates cash through billings and cash receipts and how and in what currency the subsidiary expends cash through payment of its vendors and payment of its workforce. Also, these subsidiaries individual assets and liabilities that are primarily denominated in the local foreign currency are examined for their impact on the Company’s cash flows. All have been determined to have the U.S. dollar as its functional currency All balance sheet accounts of these local functional currency subsidiaries are translated at the fiscal period-end exchange rate, and income and expense accounts are translated using average rates in effect for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. The resulting translation adjustments are recorded as cumulative translation adjustments, and are a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are recorded in other income (expense), net.

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

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Significant sales to customers—The Company had significant sales to four customers- Applied Materials, Inc., Intuitive Surgical, Inc., Lam Research Corporation and Novellus Systems, Inc., two of which accounted for 10% or more of sales for the nine months ended October 1, 2010. Sales to each of these customers as a percentage of total sales were as follows:

	Nine months ended
	October 1, 2010	October 2, 2009
Customer A	36.5%	35.9%
Customer B	28.1%	22.8%
Customer C	7.8%	15.2%
Customer D	8.1%	6.1%

Total	80.5%	80.0%

These four significant customers represented a combined total of 69.8% of accounts receivable at October 1, 2010. Three customers’ accounts receivable balances were individually greater than 10% of accounts receivable and, in aggregate, represent 62.2% of accounts receivable.

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

Income Taxes — The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. As of October 1, 2010, the Company has a deferred tax valuation allowance totaling $7.0 million.

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

	Nine months ended
	October 1, 2010	October 2, 2009
Beginning balance	$112	$164
Additions related to sales	318	17
Warranty claims	(248)	(100)

Ending balance	$182	$81

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

Comprehensive Income (Loss) — The Company reports by major components and as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income (loss) for all periods presented was the same as net income (loss).

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

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The assumptions used in the model are outlined in the following table:

	Three months ended		Nine months ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	76.0%	70.0%	76.0%	63.3%
Risk-free interest rate	n/a	2.5%	n/a	2.3%
Forfeiture rate	12.0%	14.0%	12.0%	14.3%
Expected life (in years)	5.3	5.6	5.3	5.4

Stock Options

The following table summarizes information with respect to options outstanding at October 1, 2010:

Number of Shares
Options outstanding at January 1, 2010	2,896,181
Granted	3,500
Exercised	(417,794)
Canceled	(164,944)

Options outstanding at October 1, 2010	2,316,943

The weighted-average exercise price, aggregate intrinsic value and weighted average remaining contractual life of outstanding options as of October 1, 2010 are $5.73 per share, $9.52 million and 6.4 years, respectively. As of October 1, 2010, 1,608,864 options with a weighted-average exercise price of $7.11 per share, aggregate intrinsic value of $4.7 million and a weighted average remaining contractual life of 5.5 years were exercisable. The aggregate intrinsic value of exercised options in the three and nine month period ended October 1, 2010, was $2.0 million and $3.4 million, respectively. The total unamortized expense of the Company’s unvested options, net of forfeitures, as of October 1, 2010, is $0.8 million of which substantially all is expected to be recognized over an estimated period of less than three years. The weighted average estimated fair value of employee stock option grants for the three and nine months ended October 1, 2010, was zero and $4.27, respectively, and for the three and nine months ended October 2, 2009, $2.46 and $0.68 per share, respectively. The Company has granted 3,500 stock options during the nine month period ended October 1, 2010.

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

        RSU’s are granted to employees with a per share or unit purchase price of zero dollars and either have time based or performance based vesting. RSU’s typically vest over three years, subject to the employee’s continued service with the Company. For purposes of determining compensation expense related to these RSU’s, the fair value is determined based on the closing market price of the Company’s common stock on the date of award. The expected cost of the grant is reflected over the service period, and is reduced for estimated forfeitures. The Company granted 614,500 RSU’s during the first quarter ended April 2, 2010, with a weighted average fair value of $8.87 per share; granted 12,500 RSU’s during the second quarter ended July 2, 2010, with a weighted average fair value of $9.33 per share; and granted 11,000 RSU’s during the third quarter ended October 1, 2010, with a weighted average fair value of $9.75 per share . No RSU’s were granted during the first quarter ended April 3, 2009; 23,833 RSU’s were granted during the second quarter ended July 3, 2009 with a weighted average fair value of $1.77 per share; and 100,000 RSU’s were granted during the third quarter ended October 1, 2009 with a weighted average fair value of $3.96 per share. As of October 1, 2010, $3.4 million of stock-based compensation cost, net of forfeitures, related to RSU’s remains to be amortized, of which substantially all is expected to be recognized over an estimated period of less than three years. As of October 1, 2010, a total of 836,141 RSU’s remain outstanding with an aggregate intrinsic value of $7.5 million and a weighted average remaining contractual term of 1.4 years.

During the second quarter ended July 2, 2010, the Company issued 30,000 shares of restricted stock awards to its non-employee directors. For purposes of determining compensation expense related to these RSA’s, the fair value is determined based on the closing market price of the Company’s common stock on the date of award. The weighted average fair value of the shares was $7.58 per share and was determined using the Company’s closing market price on the date of grant. These shares fully vest on the earlier of the day before the next annual shareholder’s meeting or the one year anniversary of the date of grant. The total unamortized expense of the Company’s unvested restricted stock awards as of October 1, 2010 was less than $0.2 million.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the Company’s restricted stock unit and restricted stock award activity for the nine months ended October 1, 2010 (in thousands):

Number of Shares
Unvested restricted stock units and restricted stock awards at January 1, 2010	359
Granted	668
Vested	(118)
Forfeited	(43)

Unvested restricted stock units and restricted stock awards at October 1, 2010	866

The following table shows the Company’s stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three months ended		Nine months ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Cost of sales	$263	$201	$677	$625
Research and development	72	12	172	11
Sales and marketing	104	50	289	174
General and administrative	426	306	1,304	1,323

	865	569	2,442	2,133
Income tax benefit	(167)	(154)	(367)	(420)

Total stock-based compensation expense	$698	$415	$2,075	$1,713

Recently Issued Accounting Standards — In January 2010, the FASB issued authoritative guidance for fair value measurements, which requires additional disclosures and clarifications to existing disclosures. This authoritative guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures for Level 1 and Level 2 fair value measurements become effective the first interim reporting period after December 15, 2009. The adoption of this guidance had no financial impact on the Company’s condensed consolidated financial statements or related footnotes.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Balance Sheet Information (in thousands)

Inventory consisted of the following (in thousands):

	October 1, 2010	January 1, 2010
Raw materials	$50,856	$36,587
Work in process	17,453	14,071
Finished goods	1,521	1,154

	69,830	51,812
Reserve for obsolescence	(5,789)	(4,836)

Total	$64,041	$46,976

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	October 1, 2010	January 1, 2010
Computer equipment and software	$6,419	$6,057
Furniture and fixtures	1,481	802
Machinery and equipment	6,457	5,465
Leasehold improvements	9,785	9,577

	24,142	21,901
Accumulated depreciation and amortization	(15,809)	(14,451)

Total	$8,333	$7,450

3. Borrowing Arrangements

In 2006, the Company entered into a borrowing arrangement (“Loan Agreement”) with a bank. The Loan Agreement provided senior secured credit facilities in an aggregate principal amount of up to $32.5 million, consisting of a $25.0 million Revolving Line of Credit and a $7.5 million term loan (“Original Term Loan”).

On February 4, 2009, the Company amended its Loan Agreement resulting in a reduction of the revolving credit facility from $25.0 million to $20.0 million while extending its maturity to January 29, 2012, and instituting a new $3.0 million, three-year term loan, also maturing on January 29, 2012. The Original Term Loan expired on June 29, 2009. The aggregate amount of the revolving credit facility is subject to a borrowing base equal to 80% of eligible accounts receivable and 45% of eligible inventory (total eligible inventory not to exceed $2.5 million) and is secured by substantially all of the Company’s assets. The revolving credit facility bears interest per annum at a variable rate equal to the greater of the bank’s stated prime rate, or 4%, plus a margin of 25 basis points. The term loan bears interest per annum at a variable rate equal to the greater of the bank’s stated prime rate, or 4%, plus a margin of 75 basis points. The revolving credit facility contains certain reporting and financial covenants, including minimum tangible net worth and liquidity ratios that must be met on a monthly basis in order for the Company to remain in compliance. The Company was in compliance with all of its bank covenants during the current quarter. During the quarter ended April 2, 2010, the Company increased borrowings under its Revolving Line of Credit by $4.0 million. Interest rates on outstanding loans under the revolving credit facility and the term loan were 4.25% and 4.75% per annum, respectively, during the current quarter and nine months ended October 1, 2010. The outstanding balance of the Loan Agreement as of October 1, 2010, was approximately $16.9 million.

On October 21, 2010, the Company amended its Loan Agreement which adds a new $8.0 million term loan at a rate per annum of the bank’s stated prime rate plus 0.75% which the Company will repay in thirty-six (36) equal installments of principal and interest beginning on the first day of the month following the month in which funding occurs. This new term loan matures on October 21, 2013. The amended Loan Agreement also increases the line of credit from $20.0 million to $25.0 million (subject to a borrowing base maximum) while extending the maturity to December 31, 2013 and amends certain financial covenant requirements. For a further discussion of the amended Loan Agreement, see the Company’s Form 8-K filed on October 25, 2010, with the Securities and Exchange Commission.

The Company also has a $5.0 million equipment loan that is secured by certain of its equipment and expires May 2011. The interest rate and outstanding balance on the equipment loan was 7.6% and $0.7 million, respectively, as of October 1, 2010.

The combined balance outstanding on the Loan Agreement and equipment loan as of October 1, 2010 was $17.6 million.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Income Tax

The Company’s income tax provision and related effective tax rate for the three and nine month periods ended October 1, 2010, was $1,592,000 and 19.2% and $2,980,000 and 15.5%, respectively. The Company’s income tax provision (benefit) and related effective tax rate for the three and nine month periods ended October 2, 2009, was $(536,000) and (27.4)% and $3,702,000 and 19.7%, respectively. The provision for the nine months ended October 1, 2010, includes a reversal of $883,000 of previously established tax liability related to the Company’s uncertain tax positions. The provision for the nine months ended October 2, 2009, includes the establishment of a valuation allowance of $7.0 million in the second quarter of 2009.

The following table summarizes the activity related to the Company’s uncertain tax positions (in thousands):

	Nine months ended
	October 1, 2010	October 2, 2009
Balance as of the beginning of period	$920	$428
Increases related to prior year tax positions	1	—
Expiration of the statute of limitations for the assessment of taxes	—	(103)
Finalization of tax audits	(883)	—

Balance as of the end of period	$38	$325

Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest. We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company’s 2005 and 2006 state income tax returns are currently under examination by the California Franchise Tax Board (“CFTB”) and the Company’s state income tax returns are open to audit under the statute of limitations for the fiscal years 2005 through 2009. The Company is also subject to examination in various other jurisdictions for various periods. During the second quarter of 2010, the IRS completed their audit of the Company’s tax returns for the years 2006 through 2009. An assessment of approximately $110,000, excluding interest, was agreed to by the Company. The Company is still open under the statute of limitations for fiscal years 2004 through 2005.

The determination of our tax provision is subject to judgments and estimates. The carrying value of our net deferred tax assets, which is made up primarily of tax deductions, assumes we will be able to generate sufficient future income to fully realize these deductions. In determining whether the realization of these deferred tax assets may be impaired, we make judgments with respect to whether we are likely to generate sufficient future taxable income to realize these assets. During the nine months ended October 1, 2010, we have reduced our deferred tax assets from $8.7 million to $7.0 million with a corresponding reduction in the valuation allowance. This partial release relates to the utilization of deferred tax assets offsetting the Company’s tax provision for the nine months ended October 1, 2010. The Company currently maintains a 100% valuation allowance on its deferred tax assets.

The Company is currently experiencing a tax holiday related to its Singapore subsidiary that will expire for tax years beginning January 2015.

5. Net Income (Loss) Per Share

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

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended		Nine months ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Numerator:
Net income (loss)	$6,697	$(1,418)	$16,201	$(22,521)
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	21,891	21,419	21,702	21,363

Shares used in computing basic net income (loss) per share	21,891	21,419	21,702	21,363
Shares used in computation — diluted:
Weighted average common shares outstanding	21,891	21,419	21,702	21,363
Dilutive effect of common shares outstanding subject to repurchase	218	—	195	—
Dilutive effect of options outstanding	951	—	1,033	—

Shares used in computing diluted Net income (loss) per share	23,060	21,419	22,930	21,363
Net income (loss) per share — basic	$0.31	$(0.07)	$0.75	$(1.05)
Net income (loss) per share — diluted	$0.29	$(0.07)	$0.71	$(1.05)

The Company had securities outstanding which could potentially dilute basic earnings per share in the future. Potentially dilutive securities include outstanding options, shares to be purchased under the employee stock purchase plan and unvested RSUs. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. However, the incremental shares from the assumed exercise of these securities are excluded in the computation of diluted net loss per share, as their effect would be anti-dilutive. Weighted average potential common shares of 1.6 and 1.7 million shares for the three and nine month periods ended October 2, 2009, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.

6. Related Party Transactions

The Company leases a facility from an entity controlled by one of the Company’s board members. The Company incurred rent expense resulting from the lease of this facility of $67,000 and $202,000 for the three and nine months ended October 1, 2010, respectively, and $67,000 and $202,000 for the three and nine months ended October 2, 2009, respectively.

The spouse of one of the Company’s executives is the sole owner of the Company’s primary travel agency. The Company incurred fees for travel-related services, including the cost of airplane tickets, of $146,000 and $376,000 for the three and nine months ended October 1, 2010 and $41,000 and $146,000 for the three and nine month periods ended October 2, 2009, respectively.

7. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $31.2 million at October 1, 2010.

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

8. Segment Information

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

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth revenue by geographic area (in thousands):

	Three months ended		Nine months ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
United States	$102,837	$41,174	$295,610	$86,624
Export sales to Europe and Asia	15,649	150	27,221	352

	$118,486	$41,324	$322,831	$86,976

At October 1, 2010 and October 2, 2009, approximately $3.2 million and $1.1 million, respectively, of the Company’s long-lived assets were located in China and Singapore, and the remaining balances were located in the United States.

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

As a group, our four largest customers accounted for approximately 80% of the Company’s sales in the first nine months of 2010.

Financial Highlights

Our operating results for the three months ended October 1, 2010, compared to the same period in the prior year reflects an increase in demand of our products, primarily in the semiconductor capital equipment market. Sales for the three months ended October 1, 2010 were $118.5 million, an increase of $77.2 million, or 186.7%, from the comparable quarter of 2009. Gross profit in the third quarter of 2010 increased $13.9 million, to 17.2 million, or 14.5% of sales, from $3.3 million, or 7.9% of sales, in the third quarter of 2009. Total operating expenses in the third quarter of 2010 increased to $8.7 million, or 7.3% of sales, compared to $5.0 million, or 12.2% of sales, for the third quarter of 2009. We earned net income of $6.7 million for the third quarter in 2010 compared to a net loss during the third quarter of 2009 of $1.4 million as a result of a substantial increase in sales and gross profits.

Results of Operations

For the periods indicated, the following table sets forth certain costs, expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in our quarterly report.

	Three months ended		Nine months ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.5%	92.1%	86.3%	100.5%

Gross profit (loss)	14.5%	7.9%	13.7%	(0.5)%
Operating expenses:
Research and development	1.2%	1.9%	1.2%	2.8%
Sales and marketing	1.6%	2.5%	1.5%	3.7%
General and administrative	4.5%	7.9%	4.9%	13.9%

Total operating expenses	7.3%	12.2%	7.6%	20.4%

Income (loss) from operations	7.2%	(4.3)%	6.1%	(20.9)%

Interest and other income (expense), net	(0.2)%	(0.4)%	(0.2)%	(0.7)%

Income (loss) before provision for income taxes	7.0%	(4.7)%	5.9%	(21.6)%

Income tax provision (benefit)	1.3%	(1.3)%	0.9%	4.3%

Net income (loss)	5.7%	(3.4)%	5.0%	(25.9)%

Sales

Sales in the third quarter of 2010 increased $77.2 million, or 186.7%, to $118.5 million from $41.3 million in the third quarter of 2009. Sales for the first nine months of 2010 increased $235.8 million, or 271.2%, to $322.8 million from $87.0 million in the first nine months of 2009. The increase in sales for the third quarter and first nine months of 2010 reflects a recovery of semiconductor equipment demand since the overall slowdown in the industry. Substantially all of the revenue increase is attributable to volume increases with existing customers. We expect slightly reduced sales in the fourth quarter of 2010.

Gross Profit

Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold.

Gross profit for the three months ended October 1, 2010, increased $13.9 million to $17.2 million, or 14.5% of sales, from $3.3 million, or 7.9% of sales, for the same period in 2009. Gross profit (loss) for the nine months ended October 1, 2010, increased $ 44.8 million to $44.4 million, or 13.7% of sales, from $(0.4) million, or (0.5)% of sales, for the same period in 2009. Our gross margin for the three and nine months ended October 1, 2010 increased from the comparable periods in 2009 due primarily to increased unit volume manufactured due to increased sales during the first nine months of fiscal 2010 and greater factory utilization. Our gross margin for the three and nine months ended October 1, 2009 reflected low unit volume manufactured due to decreased sales during the first nine months of fiscal 2009, lower factory utilization and employee severance charges resulting from a series of reductions in force.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities.

Research and development expense for the three months ended October 1, 2010, increased $0.7 million, or 88.7%, to $1.5 million, or 1.2% of sales, compared to $0.8 million, or 1.9% of sales in the same quarter in 2009. Research and development expense for the nine months ended October 1, 2010, increased $1.5 million, or 62.3%, to $4.0 million, or 1.2% of sales, compared to $2.4 million, or 2.8% of sales in the comparable period in 2009. The decrease in percent of research and development expense for the quarter and first nine months of 2010 is due to the increase in sales during the first nine months of 2010 as compared to the quarter and first nine months of 2009. The increase in expense is primarily due to greater payroll and related benefit costs primarily due to the result of headcount increases and the reassignment of existing resources to new product development activities.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products.

Sales and marketing expense for the three months ended October 1, 2010, increased $0.9 million to $1.9 million, or 1.6% of sales, compared to $1.0 million, or 2.6% of sales, in the comparable period of 2009. Sales and marketing expense for the nine months ended October 1, 2010, increased $1.7 million to $4.9 million, or 1.5% of sales, compared to $3.2 million, or 3.7% of sales, in the comparable period of 2009. The decrease in percent of sales and marketing expense for the quarter and first nine months of 2010 is due to an increase in sales during the first nine months of 2010 as compared to the quarter and first nine months of 2009. The increase in dollars when comparing the quarter and first nine months of 2010 with the same period of 2009 is primarily due to increased commissions due to an increase in sales and increased payroll and related benefit costs due to increases in headcount.

General and Administrative Expense

General and administrative expense consists primarily of salaries and overhead associated with our administrative staff and professional fees.

General and administrative expense increased approximately $2.1 million, or 64.9% in the third quarter of 2010 to $5.4 million, or 4.5% of sales, compared with $3.3 million, or 7.9% of sales, in the comparable quarter of 2009. General and administrative expense increased approximately $3.7 million, or 30.3% in the first nine months of 2010 to $15.8 million, or 4.9% of sales, compared with $12.1 million, or 13.9% of sales, in the comparable period of 2009. The increase in dollars when comparing the quarter and first nine months of 2010 with the quarter and first nine months of 2009 is due to payroll and related benefit costs associated with an increase in headcount partially offset by internal cost containment measures and reductions in fees for outside professional services. The decrease in general and administrative expense as a percent of sales in the quarter and first nine months of 2010 compared to the quarter and first nine months of 2009 is due to increased sales.

Interest and Other Income (Expense), net

Interest and other income (expense), net for the third quarter of 2010 was $(0.2) million compared to $(0.2) million in the third quarter of 2009. Interest and other income (expense), net for the first nine months of 2010 was $(0.5) million compared to $(0.6) million in the first nine months of 2009. The Company’s interest expense attributable to equipment loans is lower in the comparable periods 2010 and 2009 due to principal reductions. The second quarter of 2010 also includes a $46,000 gain on sale of assets.

Income Tax Provision

Our effective tax rate for the nine months ended October 1, 2010 and October 2, 2009, was 15.5% and 19.7%, respectively. These rates reflect the geographic mix of worldwide earnings for first nine months of 2010 and 2009. The provision for the nine months ended October 1, 2010, reflects the reversal of $883,000 of previously established tax liability related to the Company’s uncertain tax position and the provision for the nine months ended October 2, 2009, reflects the establishment of a valuation allowance of $7.0 million in the second quarter of 2009.

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

Liquidity and Capital Resources

We have funded our operations through financing activities and operations and we require capital principally to fund our working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of October 1, 2010, we had cash and cash equivalents of $27.7 million compared to $26.7 million as of January 1, 2010.

For the nine months ended October 1, 2010 we used cash from operating activities of $0.9 million compared to $4.1 million of cash generated by operating activities for the comparable period in the prior year. Operating cash flows for the first nine months of 2010 were favorably impacted by net non-cash activity of $4.2 million, including depreciation and amortization of $1.7 million and stock-based compensation of $2.4 million, and an increase in accounts payable and accrued compensation and related benefits of $4.9 million and $1.0 million, respectively. Operating cash flows for the first nine months of 2010 were also favorably impacted by a decrease in prepaid expense and other current assets of $2.0 million. Cash from operating activities for the first nine months of 2010 were unfavorably impacted by increases in accounts receivable and inventory of $11.8 million and $17.1 million, respectively, and the excess tax benefit of stock-based compensation of $1.1 million. The increases in accounts receivable and inventory are a result of the substantial increase in sales orders and revenue from 2009 to 2010 which has necessitated increased inventory procurement to satisfy customer demand. Our cash flows from operations in any given period are largely driven by the timing of sales, the collection of accounts receivable and the payments of accounts payable.

Cash flows used in investing activities increased $2.5 million when comparing the first nine months of 2010 to the comparable period in 2009 due primarily to increases in capital spending.

Net cash provided by financing activities for the first nine months of 2010 was $4.5 million compared to cash used of $2.8 million in the comparable period of the prior year. Our cash provided by financing activities in the first nine months of 2010 was primarily due to increased borrowings under the Company’s revolving line of credit by $4.0 million, proceeds from option exercises and the employee stock purchase plan of $0.9 million and excess tax benefit from stock-based compensation of $1.1 million, offset by payments on short-term debt and capital lease obligations of $1.5 million.

On October 21, 2010, the Company amended its Loan Agreement which adds a new $8.0 million term loan at a rate per annum of prime rate plus 0.75% which the Company will repay in thirty-six (36) equal installments of principal and interest beginning on the first day of the month following the month in which funding occurs. This new term loan matures on October 21, 2013. The amended Loan Agreement also increases the line of credit from $20.0 million to $25.0 million (subject to a borrowing base maximum) while extending the maturity to December 31, 2013 and amends certain financial covenant requirements. For a further discussion of the amended Loan Agreement, see the Company’s Form 8-K filed on October 25, 2010, with the Securities and Exchange Commission.

We anticipate that our existing cash balances and operating cash flow, together with available borrowings under our credit facility and the proceeds from the new term loan facility, will be sufficient to meet our working capital requirements and technology development projects for at least the next twelve months. The adequacy of these resources to meet our liquidity needs beyond that period will depend on our growth, the state of the worldwide economy, the cyclical expansion or contraction of the semiconductor capital equipment industry and the other industries we serve and capital expenditures required to meet possible increased demand for our products.

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

The following table summarizes our future minimum lease payments and principal payments under debt obligations, in thousands, as of October 1, 2010. Of the $13.9 million in operating leases, $21,000 is included in other accrued liabilities as of October 1, 2010.

	2010	2011	2012	2013	2014	Thereafter	Total
Capital lease	$2	$10	$10	$10	$7	$—	$39
Operating lease (1)	1,000	3,421	2,996	2,802	2,588	1,069	13,876
Borrowing arrangements	509	1,443	15,649	—	—	—	17,601

Total	$1,511	$4,874	$18,655	$2,812	$2,595	$1,069	$31,516

(1)	Operating lease expense reflects (a) the lease for our headquarters facility in Hayward, California; (b) the lease for a manufacturing facility in Portland, Oregon that expires on October 31, 2010; (c) the leases for manufacturing facilities in South San Francisco that expire in 2011 thru 2013; (d) the leases for manufacturing facilities in Austin, Texas that expire in 2016; (e) and leases for manufacturing facilities in Asia that expire in 2011 thru 2014. We have options to renew certain of the leases in South San Francisco, which we expect to exercise.

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

Recently, Chinese authorities have relaxed controls of its currency, the Renminbi, and allowed the currency to strengthen against other world currencies. The Company continues to monitor any potential impact of the Renminbi currency revaluation on its operations in China as well as globally.

Interest Rates

Our interest rate risk relates primarily to our third party debt which totals $17.6 million as of October 1, 2010, and carries interest rates pegged to the LIBOR and PRIME rates. An immediate increase in interest rates of 100 basis points would increase our interest expense by approximately $44,000 per quarter. This would be partially offset by increased interest income on our invested cash. Conversely, an immediate decline of 100 basis points in interest rates would decrease our interest expense by approximately $44,000 per quarter. This would be partially offset by decreased interest income on our invested cash.

ITEM 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon our evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level for the quarter ended October 1, 2010.

As required by Rule 13a-15(d), management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evidence, there has been no such change during the current quarter.

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

A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. As a group, four customers accounted for 80% of the Company’s sales in the first nine months of 2010. Also, as a group, three customers accounted for 79% and 81% of the Company’s sales for fiscal years 2009 and 2008, respectively. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by any one of these customers. Our customer contracts generally do not require them to place any orders with us. Consolidation among our customers, or a decision by any one or more of our customers to outsource all or most manufacturing and assembly work to a single equipment manufacturer, may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on an even smaller number of customers.

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

Our sales were $322.8 million for the first nine months of 2010 compared to $87.0 million for the first nine months of 2009. We earned a net profit $16.2 million in the first nine months of 2010 compared to a net loss of $(22.5) million for the comparable period in the previous year. While it appears that the economy has entered a period of recovery, we may experience future economic slowdowns and fluctuations in customer orders. Also, as a result of the global economy, certain of our suppliers have been or may be forced out of business, which would require us to either procure products from high-cost suppliers, or if no additional suppliers exist, to reconfigure the design and manufacture of our products, and we may be unable to fulfill some customer orders.

We may not be able to fund our future capital requirements from our operations, and financing from other sources may not be available on favorable terms or at all.

We have made capital expenditures of approximately $1.8 million during the nine months ended October 1, 2010, related to the development of our manufacturing facilities in China and Singapore. The amount of our future capital requirements will depend on many factors, including:

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

Although we amended our loan agreement and extended the maturity of our credit facility through December 31, 2013, we may need to raise additional funds through public or private equity or debt financing if our current cash and cash flow from operations are insufficient to fund our future activities. We may not be able to obtain additional debt financing when and if necessary in a timely manner. In addition, banks have sometimes been unable or unwilling to satisfy their obligations under existing credit arrangements. Access to capital markets has recently been unavailable to most companies such as ours and there can be no assurance as to when the capital markets will recover. Equity financing, when and if available, could be dilutive to holders of our common stock, and debt financings would likely involve covenants that restrict our business operations. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, any of which could adversely affect our business, operating results and financial condition.

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

We intend to expand, as markets will allow, our operations in Asia, which includes China and Singapore. Our total assets in Asia at October 1, 2010, were approximately $51.2 million.

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

We have outstanding indebtedness. At the end of our third quarter 2010, our long-term debt was $15.9 million and our short-term debt was $1.7 million, for an aggregate total of $17.6 million. Our loan agreement, as amended on February 4, 2009, requires compliance with certain financial covenants, including maintenance of a minimum monthly tangible net worth and a minimum monthly liquidity coverage ratio. The covenants contained in our line of credit with the bank also restrict our ability to take certain actions, including our ability to:

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

Our future success depends in part on the continued service of our key executive officers, as well as our research, engineering, sales, manufacturing and administrative personnel, most of whom are not subject to employment or non-competition agreements. In addition, competition for qualified personnel in the technology industry is intense, and we operate in geographic locations in which labor markets are particularly competitive. Our business is particularly dependent on expertise which only a very limited number of engineers possess. During the current quarter, the Company’s Chief Operating Officer resigned. The loss of any of our key employees and officers, including our Chief Executive Officer, Chief Operating Officer or any of our Senior Vice Presidents, or the failure to attract and retain new qualified employees, could adversely affect our business, operating results and financial condition.

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

Changes in tax rates or tax assets and liabilities could affect results of operations.

As a global company, we are subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Our future annual and quarterly tax rates could be affected by numerous factors, including changes in the: (1) applicable tax laws; (2) amount and composition of pre-tax income in countries with differing tax rates; or (3) valuation of our deferred tax assets and liabilities.

        In addition, we are subject to regular examination by the Internal Revenue Service and other tax authorities, and from time to time initiates amendments to previously filed tax returns. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations and amendments to determine the adequacy of its provision for income taxes, which requires estimates and judgments. Although we believe our tax estimates are reasonable, there can be no assurance that the tax authorities will agree with such estimates. We may have to engage in litigation to achieve the results reflected in the estimates, which may be time-consuming and expensive. There can be no assurance that we will be successful or that any final determination will not be materially different from the treatment reflected our historical income tax provisions and accruals, which could materially and adversely affect our financial condition and results of operations.

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

(a) Exhibits

The following exhibits are filed with this current Report on Form 10-Q for the quarter ended October 1, 2010:

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

Date: November 9, 2010

	By:	/S/ CLARENCE L. GRANGER
	Name:	Clarence L. Granger
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2010

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