Form 10-Q/A
period 2010-04-02
ULTRA CLEAN HOLDINGS INC
filed 2010-11-24
CIK 1275014

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

EXPLANATORY NOTE

     This Amendment No. 1 to the UltraClean Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended April 2, 2010, is being filed solely to correct certain statements made within Item 4 regarding our Financial Reporting controls. We are not amending any other part of the original Form 10-Q filed on May 14, 2010.

     Except as described above, the remainder of the Form 10-Q is unchanged and does not reflect events occurring after the original filing of the Form 10-Q with the SEC on May 14, 2010.

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

PART II. OTHER INFORMATION

ITEM 6.	Exhibits

(a) Exhibits

The following exhibits are filed with this current Report on Form 10-Q/A for the quarter ended April 2, 2010:

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA CLEAN HOLDINGS, INC.
(Registrant)

Date: November 24, 2010

	By:	/S/ CLARENCE L. GRANGER
	Name:	Clarence L. Granger
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 24, 2010

	By:	/S/ KEVIN C. EICHLER
	Name:	Kevin C. Eichler
	Title:	Chief Financial Officer