Form 10-Q/A
period 2010-07-02
ULTRA CLEAN HOLDINGS INC
filed 2010-11-24
CIK 1275014

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

 EXPLANATORY NOTE

     This Amendment No. 1 to the UltraClean Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended July 2, 2010, is being filed solely to correct certain misstatements made within Item 4 “Controls and Procedures” regarding our Financial Reporting controls. We are not amending any other part of the original Form 10-Q filed on August 9, 2010.

     Except as described above, the remainder of the Form 10-Q is unchanged and does not reflect events occurring after the original filing of the Form 10-Q with the SEC on August 9, 2010.

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

(a) Exhibits

The following exhibits are filed with this current Report on Form 10-Q/A for the quarter ended July 2, 2010:

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