Form 10-K
period 2010-12-31
ULTRA CLEAN HOLDINGS INC
filed 2011-03-16
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on February 28, 2011 as reported on the NASDAQ Global Market, was approximately $237.6 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

Number of shares of the registrant’s common stock outstanding as of February 28, 2011: 22,612,918

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2010 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

EX-10.24

EX-21.1

EX-23.1

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I

This Annual Report on Form 10-K contains forward-looking statements regarding future events and our future results. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following: projections of our financial performance, our anticipated growth and trends in our business, levels of capital expenditures, the adequacy of our capital resources to fund operations and growth, our ability to compete effectively with our competitors, our strategies and ability to protect our intellectual property, future acquisitions, customer demand, our manufacturing and procurement process, employee matters, supplier relations, foreign operations (including our operations in China and Singapore), the legal and regulatory backdrop (including environmental regulation), our exposure to market risks and other characterizations of future events or circumstances described in this Annual Report. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

We had sales of $443.1 million, $159.8 million and $266.9 million for the years ended 2010, 2009 and 2008, respectively. Historically, our largest customers have been Applied Materials, Inc., Intuitive Surgical, Inc., Lam Research Corporation and Novellus, Inc. To date, we have shipped substantially all of our products to customers in the United States. We conduct our operating activities primarily through our wholly owned subsidiaries, Ultra Clean Technology Systems and Service, Inc., Ultra Clean Technology (Shanghai) Co., Ltd., Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. and Ultra Clean Asia Pacific, Pte Ltd. (Singapore). Our international sales represented 9.8%, 2.2% and 1.8% of sales for the years ended December 31, 2010, January 1, 2010 and January 2, 2009, respectively.

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

Leverage our expanding geographic presence in lower cost manufacturing regions. In March 2005, we completed construction of a manufacturing facility in Shanghai, China, allowing us to expand production in a low cost region. In November 2007, we completed construction of a second manufacturing facility in Shanghai, China to house our precision machined parts and subsystem assembly operations. These facilities put us in close proximity to the manufacturing facilities of potential customers and their end users. In Singapore, we opened a procurement office in October 2008 and in November 2009, we expanded our operations by opening a manufacturing facility.

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

Customers

We sell our products to semiconductor capital equipment, flat panel, medical, energy and research industries. The majority of our revenue is in the semiconductor capital equipment industry, which is highly concentrated, and we are therefore highly dependent upon a small number of customers. Our three largest customers in 2010 were Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc., two of which accounted for more than 10% of our total sales in 2010. Our three largest customers in 2009 and 2008 were Applied Materials, Inc., Intuitive Surgical, Inc., and Lam Research Corporation, each of which accounted for more than 10% of our total sales in each respective year. As a group, these three customers accounted for 72%, 79% and 81% of the Company’s sales for 2010, 2009 and 2008, respectively. The level of our customer concentration has slightly declined in recent years due to our growth into adjacent markets (HB LED and energy), a trend which we expect to continue as we reinforce and expand our relationship with new, potentially significant customers.

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

Sales and Support

We sell our products through our direct sales force which, as of December 31, 2010, consisted of a total of approximately 50 sales directors, account managers and sales support staff. Our sales directors are responsible for establishing sales strategy and setting the objectives for specific customer accounts. Each account manager is dedicated to a specific customer account and is responsible for the day-to-day management of that customer. Account managers work closely with customers and in many cases provide on-site support. Account managers often attend customers’ internal meetings related to production and engineering design and quality to ensure that customer expectations are interpreted and communicated properly to our operations group. Account managers also work with our customers to identify and meet their cost and design-to-delivery cycle time objectives.

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

Technology Development

We engage in ongoing technology development efforts in order to remain a technology leader for gas delivery systems and to further develop our expertise in other critical subsystems. In addition, our design engineering and new product engineering groups support our technology development activities. Our technology development group works closely with our customers to identify and anticipate changes and trends in next-generation equipment. Our technology development group participates in customer technology partnership programs that focus on process application requirements for gas delivery systems and other critical subsystems. These development efforts are designed to meet specific customer requirements in the areas of subsystem design, materials, component selection and functionality. Our technology development group also works directly with our suppliers to help them identify new component technologies and make necessary changes in, and enhancements to, the components that we integrate into our products. Our analytical and testing capabilities enable us to evaluate multiple supplier component technologies and provide customers with a wide range of appropriate component and design choices for their gas delivery systems and other critical subsystems. Our analytical and testing capabilities also help us anticipate technological changes and the requirements in component features for next-generation gas delivery systems and other critical subsystems. We are also developing additional features to improve the performance and functionality of our gas delivery systems and other critical subsystems. Our technology development and new product engineering expenses were approximately $5.5 million, $3.2 million and $2.9 million for the 2010, 2009 and 2008 fiscal years, respectively. We perform our technology development activities principally at our facilities in Hayward, California.

Intellectual Property

Our success depends in part on our ability to maintain and protect our proprietary technology and to conduct our business without infringing the proprietary rights of others. Our business is largely dependent upon our design, engineering, manufacturing and testing know-how. We also rely on a combination of trade secrets and confidentiality provisions, and to a much lesser extent, patents, copyrights and trademarks, to protect our proprietary rights. As of December 31, 2010, we had six issued United States patents, all of which expire in 2018, and we had six United States patent applications pending. None of our issued patents are material to our business. Intellectual property that we develop on behalf of our customers is generally owned exclusively by those customers.

We routinely require our employees, suppliers and potential business partners to enter into confidentiality and non-disclosure agreements before we disclose to them any sensitive or proprietary information regarding our products, technology or business plans. We require employees to assign to us proprietary information, inventions and other intellectual property they create, modify or improve.

Competition

Our industry is highly fragmented. When we compete for new business, we face competition from other suppliers of gas delivery systems and other critical subsystems as well as the internal manufacturing groups of OEMs. In addition, OEMs that have elected to outsource their gas delivery systems and other critical subsystems could elect in the future to develop and manufacture these subsystems internally, leading to further competition. Our principal competitors for our gas delivery systems are Ichor Systems, Inc., Advanced Integration Technologies, Precision Flow Technologies (PFT) and Intega, a subsidiary of Air Liquide, and our principal competitors for other critical subsystems are Flextronics International Ltd., Fox Semicon Integrated Technology Inc. and Sanmina-SCI Corporation. Some of these competitors have substantially greater financial, technical, manufacturing and marketing resources than we do. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that could adversely affect sales of our current and future products. In addition, the limited number of potential customers in our industry further intensifies competition. The primary competitive factors in our industry are price, technology, quality, design-to-delivery cycle time, reliability in meeting product demand, service and historical customer relationships. We anticipate that increased competitive pressures will cause intensified price-based competition and we may have to reduce the prices of our products. In addition, we expect to face new competitors as we enter new markets.

Employees

As of December 31, 2010, we had 1,241 employees, of which 203 were temporary. Of our total employees, there were 79 in engineering, 12 in technology development, 53 in sales and support, 788 in direct manufacturing, 217 in indirect manufacturing and 92 in executive and administrative functions. These figures include 394 employees in Shanghai, China and 56 employees in Singapore. None of our employees is represented by a labor union and we have not experienced any work stoppages.

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

Available Information

We file with the Securities and Exchange Commission (“SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You may read and copy any materials we file with the SEC at the public reference facilities maintained by the SEC at Room 1024, Judiciary Plaza, 100 F Street, N.E., Washington, D.C. 20549. You may also request copies of all or any portion of such material from the SEC at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room. In addition, materials filed electronically with the SEC are available at the SEC’s website at http://www.sec.gov.

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

Executive Officers

Set forth below is information concerning our executive officers as of February 28, 2011:

Name	Age	Position
Clarence L. Granger	62	Chairman & Chief Executive Officer
Dr. Gino Addiego	51	President & Chief Operating Officer
Kevin C. Eichler	51	Senior Vice President and Chief Financial Officer
Bruce Wier	63	Senior Vice President of Engineering
Deborah Hayward	49	Senior Vice President of Sales

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

Dr. Gino Addiego has served as President and Chief Operating Officer since March 8, 2011. Dr. Addiego joined Ultra Clean with over 22 years of executive experience in the semiconductor capital equipment industry. Before joining Ultra Clean, Dr. Addiego was at Novellus Systems for six years where he most recently held the position of Executive Vice President and Chief Administrative Officer and previously, Executive Vice President of Corporate Operations. Prior to joining Novellus, Dr. Addiego spent more than nine years at Applied Materials, where he was responsible for global operations (including manufacturing, supply chain, and facilities), all of the semiconductor product groups, central engineering, and information technology. Dr. Addiego has also worked at KLA-Tencor and Photon Dynamics. Dr. Addiego received both his bachelor’s and doctorate degrees in Electrical Engineering from the University of California, Berkeley. He holds seven patents and was nominated for the National Inventor of the Year Award in 1993.

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

A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. As a group, three customers accounted for 72% of the Company’s sales for 2010. Also, as a group, three customers accounted for 79% and 81% of the Company’s sales for fiscal years 2009 and 2008, respectively. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by any one of these customers. Our customer contracts generally do not require them to place any orders with us. Consolidation among our customers, or a decision by any one or more of our customers to outsource all or most manufacturing and assembly work to a single equipment manufacturer, may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on an even smaller number of customers.

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

Our sales were $443.1 million for 2010 compared to $159.8 million for 2009. We earned a net profit $20.1 million in 2010 compared to a net loss of $(20.0) million for the comparable period in the previous year. While it appears that the economy has entered a period of recovery, we may experience future economic slowdowns and fluctuations in customer orders. Also, as a result of the global economy, certain of our suppliers have been or may be forced out of business, which would require us to either procure products from high-cost suppliers, or if no additional suppliers exist, to reconfigure the design and manufacture of our products, and we may be unable to fulfill some customer orders.

We may not be able to fund our future capital requirements from our operations, and financing from other sources may not be available on favorable terms or at all.

We made capital expenditures of approximately $3.8 million during the twelve months ended December 31, 2010, related to the development of our manufacturing facilities in the United States, China and Singapore. The amount of our future capital requirements will depend on many factors, including:

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

Although we amended our loan agreement and extended the maturity of our credit facility through December 31, 2013, we may need to raise additional funds through public or private equity or debt financing if our current cash and cash flow from operations are insufficient to fund our future activities. We may not be able to obtain additional debt financing when and if necessary in a timely manner. In addition, banks have sometimes been unable or unwilling to satisfy their obligations under existing credit arrangements. Access to capital markets has, in the past,been unavailable to most companies such as ours and there can be no assurance that we would be able to complete an equity financing on terms satisfactory to us or at all. Equity financing, could be dilutive to holders of our common stock, and debt financings would likely involve covenants that restrict our business operations. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, any of which could adversely affect our business, operating results and financial condition.

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

We intend to expand, as markets will allow, our operations in Asia, which includes China and Singapore. Our total assets in Asia as of December 31, 2010, were approximately $54 million.

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

We have made, and may in the future consider making, acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. For example, we acquired Sieger Engineering, Inc. in June 2006. If we are to realize the anticipated benefits of past and future acquisitions or investments, the operations of these companies must be integrated and combined efficiently with our own. The process of integrating supply and distribution channels, computer and accounting systems, and other aspects of operations, while managing a larger entity, have and will present a significant challenge to our management. In addition, it is not certain that we will be able to incorporate different financial and reporting controls, processes, systems and technologies into our existing business environment. The difficulties of integration may increase because of the necessity of combining personnel with varied business backgrounds and combining different corporate cultures and objectives. We may assume substantial debt and incur substantial costs associated with these activities and we may suffer other material adverse effects from these integration efforts which could materially reduce our earnings, even over the long-term. We may not succeed with the integration process and we may not fully realize the anticipated benefits of the business combinations. The dedication of management resources to such integration or divestitures may detract attention from the day-to-day business, and we may need to hire additional management personnel to manage our acquisitions successfully.

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

We have outstanding indebtedness. At the end of 2010, our long-term debt was $24.6 million and our short-term debt was $4.1 million, for an aggregate total of $28.7 million. Our loan agreement, as amended on October 21, 2010, contains certain reporting and financial covenants that must be met on a quarterly basis in order for the Company to remain in compliance. The covenants contained in our line of credit with the bank also restrict our ability to take certain actions, including our ability to:

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

Our business is particularly dependent on expertise which only a very limited number of engineers possess. During the fourth quarter of 2010, the Company’s Chief Operating Officer resigned. The loss of any of our key employees and officers, including our Chief Executive Officer or any of our Senior Vice Presidents, or the failure to attract and retain new qualified employees, could adversely affect our business, operating results and financial condition.

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

In addition, we are subject to regular examination by the Internal Revenue Service and other tax authorities, and from time to time we initiate amendments to previously filed tax returns. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations and amendments to determine the adequacy of its provision for income taxes, which requires estimates and judgments. Although we believe our tax estimates are reasonable, there can be no assurance that the tax authorities will agree with such estimates. We may have to engage in litigation to achieve the results reflected in the estimates, which may be time-consuming and expensive. There can be no assurance that we will be successful or that any final determination will not be materially different from the treatment reflected our historical income tax provisions and accruals, which could materially and adversely affect our financial condition and results of operations.

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

Our headquarters is located in a 104,000 square foot facility in Hayward, California. This is our principal administrative, sales and support, engineering and technology development and manufacturing facility. This lease will expire in February 2015. We also have manufacturing and engineering facilities in South San Francisco, California. In South San Francisco we lease approximately 90,000 square feet under 4 leases with varying expiration dates and extension periods. Approximately 12,300 square feet in South San Francisco is a neat room facility and 1,300 square feet is a clean room manufacturing facility. We also have manufacturing facilities in Austin, Texas, and Shanghai, China. In Austin, we lease an aggregate of approximately 56,400 square feet of commercial space under leases that expire in August 2016 with extension provisions. Approximately 14,400 square feet in Austin is a clean room manufacturing facility. In Shanghai, we lease approximately 132,000 square feet of commercial space under two leases which expire in 2013 and 2016. Approximately 11,000 square feet of this space is a clean room facility. In Singapore, we lease approximately 35,000 square feet under a lease that expires in October 2014.

The table below lists our properties as of February 28, 2011:

Location	Principal Use	Square Footage	Ownership
Hayward, California	Headquarters, manufacturing, sales, engineering, technology development	104,000	Leased
South San Francisco, California	Manufacturing, engineering	90,000	Leased	(1)
Austin, Texas	Manufacturing, engineering	56,400	Leased
Singapore Science Park III, Singapore	Customer support	35,000	Leased
Shanghai, China	Manufacturing, customer support	132,000	Leased

(1)	The Company leases a facility from an entity controlled by one of the Company’s directors. The Company incurred rent expense resulting from the lease of this facility of $0.3 million in each of the years ended December 31, 2010 and January 1, 2010.

Item 3.	Legal Proceedings

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

Our common stock has been traded on the NASDAQ Global Market under the symbol “UCTT” since March 25, 2004. The following table sets forth for the periods indicated the high and low closing sales prices per share of our common stock as reported by the NASDAQ Global Market:

	High	Low
Fiscal year 2009
First quarter	$2.03	$0.94
Second quarter	$3.03	$1.17
Third quarter	$5.62	$2.25
Fourth quarter	$7.40	$5.30
Fiscal year 2010
First quarter	$9.52	$6.00
Second quarter	$10.44	$7.58
Third quarter	$10.99	$7.78
Fourth quarter	$9.63	$7.00

To date, we have not declared or paid cash dividends to our stockholders and we do not intend to do so for the foreseeable future in order to retain earnings for use in our business. Our credit facility limits our ability to pay dividends. As of February 28, 2011, we had approximately 7 stockholders of record.

Item 6.	Selected Consolidated Financial Data

You should read the following tables in conjunction with other information contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and related notes and other financial information contained elsewhere in this Annual Report.

Statements of Operations Data (in thousands):

	Years Ended
	12/31/2010	1/01/2010	1/02/2009	12/28/2007	12/29/2006*
Consolidated Statements of Operations Data:
Sales	$443,134	$159,757	$266,919	$403,807	$337,228
Cost of goods sold	383,993	151,741	241,453	346,347	286,542

Gross profit	59,141	8,016	25,466	57,460	50,686
Operating expenses	33,664	24,091	32,869	33,953	25,352
Impairment of goodwill	—	—	34,063	—	—
Impairment of long-lived assets	—	—	21,017	—	—

Income (loss) from operations	25,477	(16,075)	(62,483)	23,507	25,334

Other income (expense)	(667)	(791)	(870)	(1,797)	(1,758)

Income (loss) before income taxes	24,810	(16,866)	(63,353)	21,710	23,576
Income tax provision (benefit)	4,713	3,160	(10,936)	5,817	7,266

Net income (loss)	$20,097	$(20,026)	$(52,417)	$15,893	$16,310

Net income (loss) per share:
Basic	$0.92	$(0.94)	$(2.43)	$0.75	$0.85
Diluted	$0.87	$(0.94)	$(2.43)	$0.72	$0.83
Shares used in computation:
Basic	21,799	21,403	21,542	21,293	19,220
Diluted	22,975	21,403	21,542	22,118	19,649

*	The results for the year ended December 29, 2006 include the activity of UCT-Sieger beginning June 30, 2006, the date of acquisition.

Consolidated Balance Sheet Data (in thousands):

	12/31/2010	1/1/2010	1/02/2009	12/28/2007	12/29/2006
Cash & cash equivalents	$34,654	$26,697	$29,620	$33,447	$23,321
Working capital	96,745	61,411	73,197	80,498	71,587
Total assets	172,995	131,310	117,411	195,027	187,047
Bank borrowings and long-term debt	28,652	15,100	18,471	22,211	31,564
Short-and long-term rent obligations	797	762	388	1,062	379
Total stockholders’ equity	87,509	61,179	78,399	129,488	107,168

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The global economic slowdown in 2008 and 2009 impacted the industries in which we operate. Reduced growth and uncertainty regarding future growth in economies throughout the world have caused companies to reduce capital investment and may in the future cause further reduction of such investments. Economic uncertainty has caused and may in the future cause our customers to push out, cancel, or refrain from placing orders with us, which in turn has reduced and may in the future reduce our sales and negatively impact our cash flow. While it appears that the economy has entered a period of recovery, we may experience future economic slowdowns and fluctuations in customer orders.

Our sales were $443.1 million in fiscal year 2010 compared to $159.8 million for fiscal year 2009. Our three largest customers in 2010 were Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc., two of which accounted for 10% or more of sales in 2010. Our three largest customers in 2009 and 2008 were Applied Materials, Inc., Intuitive Surgical, Inc., and Lam Research Corporation, each of which accounted for more than 10% of our total sales in 2009 and 2008. As a group, these three customers accounted for 72%, 79% and 81% of the Company’s sales for 2010, 2009 and 2008, respectively.

Results of Operations

The following table sets forth income statement data for the periods indicated as a percentage of revenue:

	Year Ended
	December 31, 2010	January 1, 2010	January 2, 2009
Sales	100.0%	100.0%	100.0%
Cost of goods sold	86.7%	95.0%	90.5%

Gross profit	13.3%	5.0%	9.5%
Operating expenses:
Research and development	1.2%	2.0%	1.1%
Sales and marketing	1.6%	2.9%	2.2%
General and administrative	4.8%	10.1%	9.1%
Impairment of goodwill	—	—	12.7%
Impairment of long-lived assets	—	—	7.8%

Total operating expenses	7.6%	15.0%	32.9%

Income (loss) from operations	5.7%	(10.0)%	(23.4)%
Interest and other income (expense), net	(0.1)%	(0.5)%	(0.3)%

Income (loss) before provision (benefit) for income taxes	5.6%	(10.5)%	(23.7)%
Income tax provision (benefit)	1.1%	2.0%	(4.1)%

Net income (loss)	4.5%	(12.5)%	(19.6)%

Year Ended December 31, 2010 Compared With Year Ended January 1, 2010

Sales

Sales for the year ended December 31, 2010 increased $283.4 million, or 177.4%, to $443.1 million from $159.8 million for the year ended January 1, 2010. The increase in sales for 2010 reflects a recovery of semiconductor equipment demand since the overall slowdown in the industry. Substantially all of the revenue increase is attributable to volume increases with existing customers. We expect revenues to be slightly higher in the first quarter of 2011 as compared to the previous quarter.

Gross Profit

Cost of goods sold consists primarily of purchased materials, inventory write-downs, labor and overhead, including depreciation, associated with the design and manufacture of products sold. Gross profit for the year ended December 31, 2010 increased to $59.1 million, or 13.3% of sales, from $8.0 million, or 5.0% of sales, for the year ended January 1, 2010. Our gross margin for 2010 increased from 2009 primarily as a result of increased unit volume manufactured due to increased sales for fiscal 2010 and greater factory utilization. Our gross margin for 2009 reflected low unit volume manufactured due to decreased sales during fiscal 2009, lower factory utilization and employee severance charges resulting from a series of reductions in force.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment, design and implementation, new product design and testing and other product development activities. Research and development expense increased to $5.5 million, or 1.2% of sales, for the year ended December 31, 2010 compared to $3.2 million, or 2.0% of sales for the year ended January 1, 2010. The increase in expense is primarily a result of higher payroll and related benefit costs as a result of headcount increases.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with our sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense was $6.9 million and $4.7 million for the years ended December 31, 2010 and January 1, 2010, respectively. The increase in spending was due primarily to increased headcount related expenses and higher sales commissions. As a percentage of sales, sales and marketing expense decreased to 1.6% for the year ended December 31, 2010 compared to 2.9% for the year ended January 1, 2010 due to the substantially higher revenue base in 2010 compared to 2009.

General and Administrative Expense

General and administrative expense consists primarily of salaries and overhead of our administrative staff and professional fees. General and administrative expense increased to $21.3 million, or 4.8% of sales, for the year ended December 31, 2010, from $16.2 million, or 10.1% of sales, for the year ended January 1, 2010. The increase in expense is due to primarily to increased payroll and related benefit costs as a result of increases in headcount and terminations costs for executives, partially offset by reductions in fees for outside professional services.

Interest and Other Income (Expense), net

Interest and other income (expense), net for fiscal year 2010 was $(0.7) million compared to $(0.8) million for fiscal 2009. Components of interest and other income (expense), net related primarily to interest expense for both fiscal 2010 and 2009. Interest expense for 2010 was approximately $(0.9) million compared to $(0.8) for 2009 and was slightly higher due to the $8.0 million term loan entered into in the fourth quarter of 2010. Offsetting 2010 interest expense was miscellaneous income including gains on sales of assets.

Income Tax Provision

Our effective tax rate for the year ended December 31, 2010 was 19.0% compared to 18.7% for the year ended January 1, 2010. Our effective tax rate is substantially impacted by several items including state taxes and the effect of foreign operations, as well as a change in our geographic mix of US and China earnings. Our effective tax rate was lower than the statutory rate for the year ended December 31, 2010 primarily due to the geographic distribution of our world-wide earnings, the favorable impacts of a reversal of $0.9 million of previously established tax liability related to the Company’s uncertain tax positions and a partial release of $1.2 million of valuation allowance. Our effective tax rate was lower than the statutory rate applied to our net loss for the year ended January 1, 2010 primarily due to the establishment of a valuation allowance of $7.0 million on our net deferred tax assets.

Year Ended January 1, 2010 Compared With Year Ended January 2, 2009

Sales

Sales for the year ended January 1, 2010 decreased $107.1 million, or 40.1%, to $159.8 million from $266.9 million for the year ended January 2, 2009. The change in sales reflects a decrease in semi-conductor equipment and non-semiconductor demand as a result of the overall slowdown in the global economy.

Gross Profit

Gross profit for the year ended January 1, 2010 decreased to $8.0 million, or 5.0% of sales, from $25.5 million, or 9.5% of sales, for the year ended January 2, 2009. The decrease in gross profit was due primarily to declining unit volume manufactured due to declining sales during fiscal year 2009 and lower factory utilization in 2009 compared to 2008.

Research and Development Expense

Research and development expense increased slightly to $3.2 million, or 2.0% of sales, for the year ended January 1, 2010 compared to $2.9 million, or 1.1% of sales for the year ended January 2, 2009. The increase in expense was primarily due to the reassignment of existing resources to new product development activities.

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

General and Administrative Expense

General and administrative expense decreased to $16.2 million, or 10.1% of sales, for the year ended January 1, 2010, from $24.2 million, or 9.1% of sales, for the year ended January 2, 2009. The decrease in expense was due to primarily to reduced payroll and related benefit costs due to decreases in headcount and salary reductions.

Impairment of goodwill and long-lived assets

During 2008, as a result of our annual impairment test of goodwill, we determined that the carrying amount of certain reporting units exceeded their fair value resulting in impairment charges of $34.1 million to goodwill.

During the fourth quarter of fiscal 2008, we determined that an adverse change in our business climate required us to test the recoverability of our long-lived assets. As a result of these tests we determined that the carrying amount of certain reporting units had exceeded their fair value resulting in impairment charges of $10.7 million for other intangible assets and $10.4 million for property, plant and equipment. (See Note 3 to Consolidated Financial Statements for further discussion).

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

Critical Accounting Policies, Significant Judgments and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure at the date of our consolidated financial statements. On an on-going basis, we evaluate our estimates and judgments, including those related to sales, inventories, intangible assets, stock compensation and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We consider certain accounting policies related to revenue recognition, inventory valuation, accounting for income taxes, business combinations, valuation of intangible assets and goodwill, and equity incentives to employees to be critical policies due to the estimates and judgments involved in each.

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

Inventory Valuation

We write down the carrying value of our inventory to net realizable value for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write-downs could be required. We assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts on a periodic basis. Obsolete inventory or inventory in excess of our estimated usage is written down to its estimated market value less costs to sell, if less than its cost. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specific identified inventory in excess of established usage. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If actual market conditions are less favorable than our projections, additional inventory write-downs may be required. If the inventory value is written down to its net realizable value, and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold either as a component of a subsystem or as separate inventory. For the years ended December 31, 2010 and January 1, 2010 we wrote down $1.4 million and $0.5 million, respectively, in inventory determined to be obsolete.

Accounting for Income Taxes

The determination of our tax provision is subject to judgments and estimates. The carrying value of our net deferred tax assets, which are made up primarily of tax deductions, assumes we will be able to generate sufficient future income to fully realize these deductions. In determining whether the realization of these deferred tax assets may be impaired, we make judgments with respect to whether we are likely to generate sufficient future taxable income to realize these assets. The provision for the year ended December 31, 2010, includes a partial release of our valuation allowance of $1,239,000. The provision for the twelve months ended January 1, 2010, includes the establishment of a valuation allowance of $7.0 million in the second quarter of 2009. As of December 31, 2010, we maintained a full valuation allowance on our U.S. deferred tax assets and a partial valuation allowance on our non-U.S. deferred tax assets. In order to reverse a valuation allowance, SEC guidance requires us to review our cumulative twelve-quarter income/loss as well as our ability to generate sufficient future taxable income to realize our net deferred tax assets. We conducted such a review of each of our subsidiaries as of December 31, 2010, and we concluded that it was appropriate to release all of the valuation allowance, or $480,000, related to one of our China subsidiaries. We also released an additional $759,000 of valuation allowance due to the change in deferred tax assets for which we maintained a full valuation allowance.

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on its results of operations and financial position. The provision for the year ended December 31, 2010, includes a reversal of $883,000 of previously established tax liability related to the Company’s uncertain tax positions.

We believe we have adequately reserved for our uncertain tax positions, however, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

The Company’s 2005 and 2006 state income tax returns are currently under examination by the California Franchise Tax Board (“CFTB”) and the Company’s state income tax returns are open to audit under the statute of limitations for the fiscal years 2005 through 2009. The Company is also subject to examination in various other jurisdictions for various periods. During the second quarter of 2010, the IRS completed its audit of the Company’s tax returns for the years 2006 through 2009. An assessment of approximately $110,000, excluding interest, was agreed to and paid by the Company. The Company is still open under the statute of limitations for fiscal years 2004 through 2005.

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

Valuation of Goodwill and Long-lived Assets

We evaluate our intangible assets in accordance with the Financial Accounting Standards Board (“FASB”) guidance regarding accounting for the impairment of goodwill, at least annually, for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as an adverse change in our business climate or a decline in the overall industry, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s only intangible asset is Tradename. Factors we consider important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. The provisions of the FASB’s guidance regarding accounting for the impairment of goodwill require an impairment test annually or more frequently if impairment indicators arise. In testing for a potential impairment, the provisions of the FASB’s guidance regarding accounting for the impairment of goodwill require the application of a fair value based test at the reporting unit level. We operate in one reportable segment and have one reporting unit. Therefore, all goodwill is considered enterprise goodwill and the first step of the impairment test prescribed by the FASB’s guidance regarding accounting for the impairment of goodwill requires a comparison of our fair value to our book value. If the estimated fair value is less than the book value, the FASB’s guidance regarding accounting for the impairment of goodwill requires an estimate of the fair value of all identifiable assets and liabilities of the business, in a manner similar to a purchase price allocation for an acquired business. This estimate requires valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Potential goodwill impairment is measured based upon this two-step process. As part of the Company’s annual review for impairment of goodwill during the fourth quarter of 2008, the Company determined that a significant adverse change to its business environment had occurred, which required that it evaluate the carrying value of its goodwill for impairment. The Company concluded that, under the income or the market approach, the fair value of the reporting unit was below its carrying value and, as a result, the Company recorded impairment charges of $34.1 million for goodwill.

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

During the fourth quarter of fiscal 2008, we determined that an adverse change in our business climate required us to test the recoverability of our long-lived assets. As a result of these tests we determined that the carrying amount of certain reporting units had exceeded their fair value resulting in impairment charges of $10.7 million for other intangible assets and $10.4 million for property, plant and equipment. (See Note 3 to Consolidated Financial Statements for further discussion).

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

Equity Incentives to Employees

We have accounted for stock-based compensation under the FASB’s guidance regarding stock-based compensation and the SEC’s guidance requiring the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model that we use was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of underlying stock. Our expected stock price volatility assumption was determined using the historical volatility of our common stock. We determined that historical volatility reflects market conditions and is a good indicator of future volatility. Our expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on our historical experience with similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. See Note 7 of Notes to Consolidated Financial Statements for a detailed description.

Unaudited Quarterly Financial Results

The following table sets forth statement of operations data, in thousands, for the periods indicated. The information for each of these periods is unaudited and has been prepared on the same basis as our audited consolidated financial statements included herein and includes all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of our unaudited operations data for the periods presented. Historical results are not necessarily indicative of the results to be expected in the future (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2010
Sales	$98,467	$105,878	$118,486	$120,303	$443,134
Gross profit	$12,376	$14,795	$17,201	$14,769	$59,141
Net income	$3,850	$5,654	$6,697	$3,896	$20,097
2009
Sales	$22,400	$23,252	$41,324	$72,781	$159,757
Gross profit (loss)	$(2,870)	$(854)	$3,283	$8,457	$8,016
Net income (loss)	$(7,040)	$(14,063)	$(1,418)	$2,495	$(20,026)

Our operating results for fiscal 2009 reflect a downturn in the semiconductor capital equipment industry beginning in the second quarter of 2008. The decrease in net income between the third and fourth quarters of 2010 was primarily the result of lower gross margins on higher revenues as well as one-time employee termination-related charges in the fourth quarter of 2010.

Liquidity and Capital Resources

We have required capital principally to fund our working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of December 31, 2010, we had cash of $34.7 million compared to $26.7 million as of January 1, 2010.

For the year ended December 31, 2010, we used cash from operating activities of $4.9 million compared to $1.1 million of cash generated from operating activities for the year ended January 1, 2010. Operating cash flow used in 2010 was substantially impacted by an increase in accounts receivable of $19.8 million and an increase in inventory of $12.3 million and $1.2 million for an excess tax benefit from stock-based compensation. Operating cash flows provided were from our $20.1 million of net income and, additionally, by net non-cash activity, including depreciation and amortization of $2.3 million, stock-based compensation of $3.2 million, offset by a decrease in net deferred income taxes of $0.3 million. Other operating cash flows provided were an increase of $1.3 million in accrued compensation and related benefits and an increase of $1.2 million in income taxes payable. The increases in accounts receivable and inventory are a result of increases in customer demand and related revenue during 2010. Our cash flows from operations in any given period are largely driven by the timing of sales, the collection of accounts receivable and the payments of accounts payable.

Net cash used in investing activities for the year ended December 31, 2010, increased to $3.8 million from $0.7 million in the year ended January 1, 2010 as a result of an increase in capital expenditures compared to prior year. These investments in equipment and leasehold improvements include our continued investment in our Asian subsidiaries as well as our domestic operating units, particularly Austin, Texas.

Net cash provided from financing activities for the year ended December 31, 2010, was $16.6 million compared to cash used in financing activities of $3.3 million from $6.0 million in the years ended January 1, 2010 and January 2, 2009, respectively. In 2010, our cash provided by financing activities was due to increased borrowings, primarily to support our increased revenue growth and related increase in inventory requirements, under the Company’s revolving line of credit by $8.0 million, a new $8.0 million term loan, proceeds from option exercises and the employee stock purchase plan of $1.8 million and excess tax benefit from stock-based compensation of $1.2 million, offset by payments on short-term debt and capital lease obligations of $2.5 million.

We anticipate that our existing cash balance and operating cash flow, together with available borrowings under our credit facility as amended on October 21, 2010 (see “Borrowing Arrangements” below), will be sufficient to meet our working capital requirements and technology development projects for at least the next twelve months. The adequacy of these resources to meet our liquidity needs beyond that period will depend on our growth, the state of the worldwide economy, the cyclical expansion or contraction of the semiconductor capital equipment industry and the other industries we serve and capital expenditures required to meet possible increased demand for our products.

The undistributed earnings of our foreign subsidiaries at December 31, 2010 are considered to be indefinitely reinvested and no distribution of those earnings in the form of dividends or otherwise, as well as related provisions for U.S. income taxes, have been provided thereon. The Company anticipates it has adequate liquidity and capital resources at the subsidiary level and would not need to repatriate earnings.

Borrowing Arrangements

The Company has borrowing arrangements with its banking facility which includes a $25.0 million revolving credit facility and two term loans. The aggregate amount of the revolving credit facility, which matures on December 31, 2013, is subject to a borrowing base equal to 80% of eligible accounts receivable and 45% of eligible inventory (total eligible inventory not to exceed $3.0 million) and is secured by substantially all of the Company’s assets. The revolving credit facility bears interest per annum at a variable rate equal to the greater of the bank’s stated prime rate, or 4%, plus a margin of 25 basis points. The interest rate during 2010 and on December 31, 2010 on outstanding loans under the revolving credit facility was 4.25%. The revolving credit facility contains certain reporting and financial covenants that must be met on a quarterly basis in order for the Company to remain in compliance. The Company was in compliance with all of its bank covenants as of December 31, 2010. The revolving credit facility balance as of December 31, 2010 was $19.5 million.

The Company has two term loans with its banking facility, one for $3.0 million which matures on January 29, 2012 and one for $8.0 million which matures on October 21, 2013. The term loans bear interest per annum at a variable rate equal to the greater of the bank’s stated prime rate, or 4%, plus a margin of 75 basis points. The interest rate during 2010 and on December 31, 2010 on the term loans under was 4.75%. The combined balance of the term loans as of December 31, 2010, was $8.7 million.

The Company also has a $5.0 million equipment loan that expires May 2011. The interest rate and outstanding balance on the equipment loan was 7.6% and $0.4 million, respectively, as of December 31, 2010.

The total debt outstanding as of December 31, 2010 was $28.7 million.

Capital Expenditures

Capital expenditures were $3.8 million in the year ended December 31, 2010, primarily due to continued investment in our Asian subsidiaries as well as a build out of our manufacturing facility in Austin, Texas. Capital expenditures were $0.7 million in the year ended January 1, 2010, primarily due to the fixed assets acquired from Allegro for our Singapore location. We made capital expenditures of $9.4 million in the year ended January 2,

2009, $7.7 million of which was used for our new headquarters in Hayward, California and $1.7 million was used for expansion of our facilities in China.

The Company’s anticipated capital expenditures for 2011 are approximately $3.9 million.

Contractual Obligations

Other than operating leases for certain equipment and real estate, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the revolving credit facility described above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments and principal payments under debt obligations as of December 31, 2010 (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Capital lease	$10	$10	$10	$7	$—	$—	$37
Operating lease(1)	3, 956	3,535	3,222	3,012	1,270	310	15,305
Borrowing arrangements	4,110	2,854	21,687	—	—	—	28,651
Purchase obligations	25,032	—	—	—	—	—	25,032

Total(2)	$33,108	$6,399	$24,919	$3,019	$1,270	$310	$69,025

(1)	Operating lease expense reflects (a) the lease for our headquarters facility in Hayward, California that expires in 2015; (b) the leases for manufacturing facilities in South San Francisco that expire in 2011 thru 2013 (c) the leases for manufacturing facilities in China and Singapore that expire in 2011 thru 2016 and; (d) the leases for manufacturing facilities in Austin, Texas that expire in 2016. We have options to renew certain of the leases in South San Francisco, Hayward and Austin which we expect to exercise.
(2)	As a result of the implementation of FASB’s guidance regarding accounting for uncertainty in income taxes, we have recorded an additional tax liability to offset the recognition of previously recorded excess tax benefits. Because of the uncertainty surrounding the future payment of these liabilities, the amount has been excluded from the table above.

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

In June 2009, the FASB issued guidance regarding accounting standards codification and the hierarchy of generally accepted accounting principles. This guidance has become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. One level of authoritative U.S. GAAP will exist, and all other literature will be considered non-authoritative. The Company has adopted this guidance and has updated its disclosures to conform to the Codification in this Form 10-K.

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

In April 2009, the FASB issued guidance regarding the determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly which provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. During the quarter ended June 26, 2009, we adopted this guidance, which did not have a financial impact on the Company’s consolidated financial statements or related footnotes.

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

Interest Rates

Our interest rate risk relates primarily to our third party debt which totals $28.7 million and carries interest rates pegged to the LIBOR and PRIME rates. An immediate increase in interest rates of 100 basis points would increase our interest expense by approximately $70,000 per quarter. This would be partially offset by increased interest income on our invested cash. Conversely, an immediate decline of 100 basis points in interest rates would decrease our interest expense by approximately $70,000 per quarter. This would be partially offset by decreased interest income on our invested cash.

Item	8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ultra Clean Holdings, Inc.

Hayward, California

We have audited the accompanying consolidated balance sheets of Ultra Clean Holding, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and January 1, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ultra Clean Holdings, Inc. and subsidiaries at December 31, 2010 and January 1, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Jose, California

March 16, 2011

Ultra Clean Holdings, Inc.

Consolidated Balance Sheets

	December 31, 2010	January 1, 2010
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$34,654	$26,697
Accounts receivable, net of allowance of $125 and $529, respectively	54,589	34,787
Inventory	59,288	46,976
Prepaid expenses and other	5,935	6,005

Total current assets	154,466	114,465

Equipment and leasehold improvements, net	8,971	7,450
Purchased intangibles, net	8,987	8,987
Other non-current assets	571	408

Total assets	$172,995	$131,310

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$4,110	$2,008
Accounts payable	45,957	46,098
Accrued compensation and related benefits	3,689	2,378
Deferred rent, current portion	770	740
Other current liabilities	3,195	1,830

Total current liabilities	57,721	53,054

Long-term debt	24,542	13,092
Deferred rent and other liabilities	3,223	3,985

Total liabilities	85,486	70,131

Commitments and contingencies (See Note 10)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock and additional paid-in capital — $0.001 par value, 90,000,000 authorized; 22,299,982 and 21,484,178 shares issued and outstanding, in 2010 and 2009, respectively	102,796	96,563
Common shares held in treasury, at cost, 601,944 shares in 2010 and 2009, respectively	(3,337)	(3,337)
Accumulated Deficit	(11,950)	(32,047)

Total stockholders’ equity	87,509	61,179

Total liabilities and stockholders’ equity	$172,995	$131,310

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Operations

	Twelve Months Ended
	December 31, 2010	January 1, 2010	January 2, 2009
	(In thousands, except per share amounts)
Sales	$443,134	$159,757	$266,919
Cost of goods sold	383,993	151,741	241,453

Gross profit	59,141	8,016	25,466

Operating expenses:
Research and development	5,487	3,212	2,904
Sales and marketing	6,887	4,693	5,739
General and administrative	21,290	16,186	24,226
Impairment of goodwill	—	—	34,063
Impairment of long-lived assets	—	—	21,017

Total operating expenses	33,664	24,091	87,949

Income (loss) from operations	25,477	(16,075)	(62,483)

Interest and other expense, net	(667)	(791)	(870)

Income (loss) before provision (benefit) for income taxes	24,810	(16,866)	(63,353)
Income tax provision (benefit)	4,713	3,160	(10,936)

Net income (loss)	$20,097	$(20,026)	$(52,417)

Net income (loss) per share:
Basic	$0.92	$(0.94)	$(2.43)
Diluted	$0.87	$(0.94)	$(2.43)
Shares used in computing net income (loss) per share
Basic	21,799	21,403	21,542
Diluted	22,975	21,403	21,542

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Deferred Stock-based Compensation	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
	(in thousands, except per share amounts)
Balance, December 28, 2007	21,562,836	89,119	(27)	40,396	129,488
Issuance of restricted common stock	37,500	—	—	—	—
Repurchase of common stock	(601,944)	(3,337)	—	—	(3,337)
Net issuance under employee stock plans, including tax benefits of $112	289,308	1,126	—	—	1,126
Amortization of stock-based compensation	—	3,512	27	—	3,539
Net loss	—	—	—	(52,417)	(52,417)

Balance January 2, 2009	21,287,700	90,420	—	(12,021)	78,399
Issuance of restricted common stock	60,000	—	—	—	—
Issuance under employee stock plans	136,478	101	—	—	101
Amortization of stock-based compensation	—	2,705	—	—	2,705
Net loss	—	—	—	(20,026)	(20,026)

Balance January 1, 2010	21,484,178	$93,226	$—	$(32,047)	$61,179
Issuance of restricted common stock	30,000	—	—	—	—
Issuance under employee stock plans	785,804	1,795	—	—	1,795
Amortization of stock-based compensation	—	3,196	—	—	3,196
Excess tax benefit from stock-based compensation	—	1,242	—	—	1,242
Net income	—	—	—	20,097	20,097

Balance December 31, 2010	22,299,982	$99,459	$—	$(11,950)	$87,509

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Cash Flows

	Twelve Months Ended
	December 31, 2010	January 1, 2010	January 2, 2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$20,097	$(20,026)	$(52,417)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,323	2,279	5,599
Deferred income tax	(284)	7,363	(5,225)
Excess tax benefit from stock-based compensation	(1,243)	—	112
Stock-based compensation	3,196	2,705	3,539
Changes in and impairment of goodwill and long-lived assets	—	—	55,214
Changes in assets and liabilities:
Accounts receivable	(19,802)	(20,997)	21,055
Inventory	(12,312)	(7,162)	9,528
Prepaid expenses and other	354	2,812	(5,029)
Other non-current assets	(163)	(341)	333
Accounts payable	(214)	34,786	(25,562)
Accrued compensation and related benefits	1,311	57	(686)
Income taxes payable	1,242	—	322
Other current liabilities	638	(385)	4,799

Net cash provided by (used in) operating activities	(4,857)	1,091	11,582

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(3,817)	(738)	(9,448)
Proceeds from sale of equipment	46	—	—

Net cash used in investing activities	(3,771)	(738)	(9,448)

Cash flows from financing activities:
Proceeds from revolving credit facility	8,000	2,500	—
Proceeds from long-term loans	8,000	3,000	—
Principal payments on revolving credit facility	—	(5,778)	(240)
Principal payments on long-term debt and capital lease obligations	(2,453)	(3,100)	(3,512)
Excess tax benefit from stock-based compensation	1,243	—	(112)
Repurchase of common stock	—	—	(3,337)
Proceeds from issuance of common stock	1,795	102	1,240

Net cash provided by (used in) financing activities	16,585	(3,276)	(5,961)

Net increase (decrease) in cash	7,957	(2,923)	(3,827)
Cash and cash equivalents at beginning of year	26,697	29,620	33,447

Cash and cash equivalents at end of year	$34,654	$26,697	$29,620

Supplemental cash flow information:
Income taxes paid	$4,538	$—	$1,100
Interest paid	$934	$821	$1,175
Non-cash investing and financing activities:
Restricted stock issued	$1,275	$334	$394
Fixed asset purchases included in accounts payable	$73	$37	$20

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

The Company had significant sales to three customers: Our three largest customers in the year ended December 31, 2010 were Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc., two of which accounted for 10% or more of sales in 2010. Our three largest customers in each of the years ended January 1, 2010 and in the year ended January 2, 2009 were Applied Materials, Inc., Intuitive Surgical, Inc. and Lam Research Corporation, each of which accounted for 10% or more of sales in the year ended January 1, 2010 and January 2, 2009. Sales to each of these customers as a percentage of total sales were as follows:

	Fiscal Year Ended
	2010	2009	2008
Customer A	35%	41%	51%
Customer B	29%	23%	20%
Customer C	8%	15%	10%

Total	72%	79%	81%

Two customers each had individual accounts receivable balances greater than 10% as of December 31, 2010 with a combined total of 63%.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

At December 31, 2010 and January 1, 2010, inventory balances were $59.3 million and $47.0 million, respectively, net of reserves of $3.1 million and $4.8 million, respectively. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specific identified inventory in excess of estimated usage. Inventory write-downs were $1.4 million, $0.5 million and $0.7 million in the years ended December 31, 2010, January 1, 2010 and January 2, 2009, respectively.

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

	Year Ended
	December 31, 2010	January 1, 2010	January 2, 2009
Beginning Balance	$112	$164	$220
Additions related to sales	451	75	136
Warranty costs incurred	(359)	(127)	(192)

Ending Balance	$204	$112	$164

Income Taxes — We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. We recognize potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of income as income tax expense. The provision for the year ended December 31, 2010, includes a reversal of $883,000 of previously established tax liability related to the Company’s uncertain tax positions.

The determination of our tax provision is subject to judgments and estimates. The carrying value of our net deferred tax assets, which is made up primarily of tax deductions, assumes we will be able to generate sufficient future income to fully realize these deductions. In determining whether the realization of these deferred tax assets may be impaired, we make judgments with respect to whether we are likely to generate sufficient future taxable income to realize these assets. The provision for the year ended December 31, 2010, includes a partial release of valuation allowance of $1,239,000. The provision for the twelve months ended January 1, 2010, includes the establishment of a valuation allowance of $7.0 million in the second quarter of 2009. As of December 31, 2010, we maintained a full valuation allowance on our U.S. deferred tax assets and a partial valuation allowance on our non-U.S. deferred tax assets.

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company’s 2005 and 2006 state income tax returns are currently under examination by the California Franchise Tax Board (“CFTB”) and the Company’s state income tax returns are open to audit under the statute of limitations for the fiscal years 2005 through 2009. The Company is also subject to examination in various other jurisdictions for various periods. During the second quarter of 2010, the Internal Revenue Service completed their audit of the Company’s tax returns for the years 2006 through 2009. An assessment of approximately $110,000, excluding interest, was agreed to by the Company. The Company is still open under the statute of limitations for fiscal years 2004 through 2005.

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on its results of operations and financial position. Management believes that it has adequately provided for any adjustments that may result from these examinations, however, the outcome of tax audits cannot be predicted with certainty.

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

Stock-based compensation expense includes compensation costs related to estimated fair values of stock options and awards granted. Stock-based compensation expense from stock options and stock awards and the related income tax benefit recognized were $3.2 million and $0.6 million, respectively, for fiscal year 2010, $2.7 million and $0.5 million, respectively, for fiscal year 2009, and $3.5 million and $0.6 million, respectively,

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

for the fiscal year 2008. The estimated fair value of the Company’s equity-based awards, net of expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis over a weighted average period of four years for stock options three years for restricted stock awards and will be adjusted for subsequent changes in estimated forfeitures and future option grants.

On June 10, 2010, the stockholders of the Company approved amendments to the Company’s 2003 Amended and Restated Stock Incentive Plan, which included: an increase in share authorization by 1,500,000 common shares; the elimination of the Company’s ability to increase further the number of shares under the plan without stockholder approval; and makes certain other changes to the 2003 Amended and Restated Stock Incentive Plan, all of which are more fully described in the Company’s definitive proxy statement filed on April 23, 2010.

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

The exercise price of each stock option equals the market price of the Company’s stock on the date of grant. The weighted average estimated fair value of employee stock option grants for the fiscal years 2010, 2009 and 2008 was $6.42, $0.79 and $4.71, respectively. Generally, options vest over four years and expire no later than ten years from the grant date. The weighted average assumptions used in the model are outlined in the following table:

	Year Ended
	December 31, 2010	January 1, 2010	January 2, 2009
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	75.0%	70.0%	50.0%
Risk-free interest rate	1.9%	2.2%	2.8%
Expected life (in years)	5.5	5.6	5.0

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the Company’s restricted stock units and restricted stock awards activity for the fiscal year 2010 (in thousands):

Number of Shares
Unvested at January 1, 2010	359
Granted	747
Vested	(155)
Forfeited	(154)

Unvested at December 31, 2010	797

During fiscal years 2010, 2009 and 2008, the Company recorded $2.6 million, $2.2 million and $3.0 million, respectively, of stock-based compensation expense, net of tax, associated with employee and director stock plans and employee stock purchase plan programs. As of December 31, 2010, there was $3.9 million, net of forfeitures of $1.1 million, of unrecognized compensation cost related to employee and director stock which is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.1 years, and will be adjusted for subsequent changes in estimated forfeitures and future option grants.

Total stock-based compensation during the fiscal years 2010, 2009 and 2008, respectively, to various operating expense categories was as follows (in thousands):

	Year Ended
	December 31, 2010	January 1, 2010	January 2, 2009
Cost of goods sold (1)	$809	$822	$1,009
Sales and marketing	414	225	246
Research and development	255	22	87
General and administrative	1,718	1,636	2,197

	3,196	2,705	3,539
Income tax benefit	(607)	(506)	(612)

Net stock-based compensation expense	$2,589	$2,199	$2,927

(1)	As of December 31, 2010 and January 1, 2010, there were no stock-based compensation expenses capitalized in inventory.

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

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

projects when completed; the market position of the acquired products; and assumptions about the period of time the Tradename will continue to be used in the Company’s product portfolio. Based upon these estimates, the Tradename asset was assigned an indefinite life.

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired. Goodwill is not amortized, but rather tested for impairment. The provisions of FASB’s guidance regarding accounting for goodwill impairment require an annual goodwill impairment test or more frequently if impairment indicators arise. In testing for a potential impairment of goodwill, the provisions of the FASB’s guidance regarding accounting for goodwill impairment require the application of a fair value based test at the reporting unit level. The Company operates in one reporting segment which has one reporting unit. Therefore, all goodwill is considered enterprise goodwill and the first step of the impairment test is a comparison of fair value to book value of the Company. If the estimated fair value of the Company is less than the book value, an estimate is required of the fair value of all identifiable assets and liabilities of the business, in a manner similar to a purchase price allocation for an acquired business. This estimate requires valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Potential goodwill impairment is measured based upon this two-step process. In the event that the Company determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the period in which such determination is made (see Note 3 to Consolidated Financial Statements).

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

Management performed the annual impairment test of its long-lived assets as of December 31, 2010, and determined that its long-lived assets were not impaired.

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

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Research and Development Costs — Research and development costs are expensed as incurred.

Net Income (loss) per Share — Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options and restricted stock using the treasury stock method, except when anti-dilutive (see Note 8 to Consolidated Financial Statements).

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

Recently Issued Accounting Standards — During the second quarter of 2009, the Company adopted the FASB’s guidance regarding the disclosures about fair value of financial instruments, which requires disclosure about fair value of financial instruments in interim and annual financial statements. This guidance also amends previous guidance regarding interim financial reporting, to require those disclosures in summarized financial information at interim reporting periods. The adoption of this guidance had no financial impact on the Company’s consolidated financial statements or related footnotes.

In June 2009, the FASB issued guidance regarding accounting standards codification and the hierarchy of generally accepted accounting principles. This guidance has become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. One level of authoritative U.S. GAAP will exist, and all other literature will be considered non-authoritative. The Company has adopted this guidance and has updated its disclosures to conform to the Codification in this Annual Report on Form 10K.

During the first quarter of 2009 the Company adopted the FASB’s guidance regarding the determination of the useful life of intangible assets which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under the FASB’s guidance regarding goodwill and other intangible assets. The adoption of this guidance had no financial impact on the Company’s consolidated financial statements or related footnotes.

In April 2009, the FASB issued guidance regarding the determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly which provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. During the quarter ended June 26, 2009, we adopted this guidance, which did not have a financial impact on the Company’s consolidated financial statements or related footnotes.

In September 2006, the FASB issued guidance regarding the fair value measurements which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. During the first quarter of 2009 the Company adopted this guidance for the Company’s non-financial assets and non-financial liabilities without impact to our consolidated financial statements or related footnotes.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

2. Balance Sheet Information

Inventory consisted of the following (in thousands):

	December 31, 2010	January 1, 2010
Raw materials	$43,522	$36,587
Work in process	17,448	14,071
Finished goods	1,440	1,154

	62,410	51,812
Reserve for excess and obsolete	(3,122)	(4,836)

Net	$59,288	$46,976

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	December 31, 2010	January 1, 2010
Computer equipment and software	$6,516	$6,057
Furniture and fixtures	1,522	802
Machinery and equipment	7,254	5,465
Leasehold improvements	10,094	9,577

	25,386	21,901
Accumulated depreciation and amortization	(16,415)	(14,451)

Total	$8,971	$7,450

3. Impairment of Goodwill and Long-lived Assets

Goodwill

As part of the Company’s annual review for impairment of goodwill during the fourth quarter of 2008, the Company determined that a significant adverse change to its business environment had occurred, which required that it evaluate the carrying value of its goodwill for impairment. The Company concluded that, under the income or the market approach, the fair value of the reporting unit was below its carrying value. As a result the Company recorded a full impairment charge of $34.1 million for goodwill.

Long-lived Assets (Other intangible assets, property and equipment and leasehold improvements)

In accordance with the FASB’s guidance regarding accounting for the impairment or disposal of long-lived assets, at the end of fiscal 2010 and 2009 the Company assessed the useful lives of its Tradename purchased intangible asset, property, plant and equipment and concluded that they were reasonable and that the life of the intangible asset is still not determinable. The remaining net carrying value of the Company’s Tradename purchased intangible asset, net was $9.0 million as of December 31, 2010, and January 1, 2010. Amortization expense related to purchased intangibles was $1.4 million in fiscal 2008.

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

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

4. Debt and Lease Obligations

The Company has borrowing arrangements with its banking facility which includes a $25.0 million revolving credit facility and two term loans. The aggregate amount of the revolving credit facility, which matures on December 31, 2013, is subject to a borrowing base equal to 80% of eligible accounts receivable and 45% of eligible inventory (total eligible inventory not to exceed $3.0 million) and is secured by substantially all of the Company’s assets. The revolving credit facility bears interest per annum at a variable rate equal to the greater of the bank’s stated prime rate, or 4%, plus a margin of 25 basis points. The interest rate during 2010 and on December 31, 2010 on outstanding loans under the revolving credit facility was 4.25%. The revolving credit facility contains certain reporting and financial covenants that must be met on a quarterly basis in order for the Company to remain in compliance. The Company was in compliance with all of its bank covenants as of December 31, 2010. The revolving credit facility balance as of December 31, 2010 was $19.5 million.

The Company has two term loans with its banking facility, one for $3.0 million which matures on January 29, 2012 and one for $8.0 million which matures on October 21, 2013. The term loans bear interest per annum at a variable rate equal to the greater of the bank’s stated prime rate, or 4%, plus a margin of 75 basis points. The interest rate during 2010 and on December 31, 2010 on the term loans under was 4.75%. The combined balance of the term loans as of December 31, 2010, was $8.7 million.

The Company also has a $5.0 million equipment loan that expires May 2011. The interest rate and outstanding balance on the equipment loan was 7.6% and $0.4 million, respectively, as of December 31, 2010.

The total debt outstanding as of December 31, 2010 was $28.7 million.

The Company leases certain equipment under capital lease arrangements. In addition, the Company leases its corporate and regional offices as well as some of its office equipment under non-cancelable operating leases. The Company has a renewal option for its leased facilities in South San Francisco, California; Hayward, California; Austin, Texas; and Shanghai, China.

The following table summarizes our future minimum lease payments and principal payments under debt obligations as of December 31, 2010 (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Capital lease	$10	$10	$10	$7	$—	$—	$37
Operating lease(1)	3,956	3,535	3,222	3,012	1,270	310	15,305
Borrowing arrangements	4,110	2,854	21,687	—	—	—	28,651

Total	$8,076	$6,399	$24,919	$3,019	$1,270	$310	$43,993

(1)	Operating lease expense reflects (a) the lease for our headquarters facility in Hayward, California that expires in 2015; (b) the leases for manufacturing facilities in South San Francisco that expire in 2011 thru 2013; (c) the leases for manufacturing facilities in China and Singapore that expire in 2011 thru 2014 and; (d) the leases for manufacturing facilities in Austin, Texas that expire in 2016. We have options to renew certain of the leases in South San Francisco, Hayward and Austin which we expect to exercise.

The cost of equipment under the capital leases included in property and equipment at December 31, 2010 and January 1, 2010, was approximately $0.1 million and $0.1 million, respectively. Net book value of leased equipment at December 31, 2010 and January 1, 2010, was approximately $36,000 and $28,000, respectively.

Rental expense for fiscal years 2010, 2009 and 2008 was approximately $3.5 million, $3.7 million and $3.3 million, respectively. Included within deferred rent and other liabilities in 2010 and 2009 were $3.2 million and $3.9 million of deferred rent, respectively.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

5. Income Taxes

U.S. and foreign components of income (loss) before income taxes were (in thousands):

	Year Ended
	December 31, 2010	January 1, 2010	January 2, 2009
U.S. operations	$14,585	$(16,636)	$(63,606)
Foreign operations	10,225	(230)	253

Total pretax income	$24,810	$(16,866)	$(63,353)

The provision for taxes on income consisted of the following (in thousands):

	Year Ended
	December 31, 2010	January 1, 2010	January 2, 2009
Current:
Federal	$2,241	$(4,547)	$(6,530)
State	1,186	40	42
Foreign	1,766	304	313

Total current	5,193	(4,203)	(6,175)

Deferred:
Federal	—	6,054	(3,681)
State	—	1,279	(1,050)
Foreign	(480)	30	(30)

Total deferred	(480)	7,363	(4,761)

Total provision (benefit)	$4,713	$3,160	$(10,936)

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Significant components of net deferred tax assets and deferred tax liabilities for federal and state income taxes were as follows (in thousands):

	Year Ended
	December 31, 2010	January 1, 2010
Net current deferred tax asset (liability):
Inventory valuation and basis difference	$1,401	$2,050
Other accrued expenses	1,133	578
State taxes	(109)	(115)

	2,425	2,513

Net non-current deferred tax asset (liability):
Deferred rent	3	224
Other accrued expenses	2,675	2,515
Depreciation	1,535	2,206
Net operating losses	2,276	1,939
State taxes	(936)	(822)
Tax credits	—	162

	5,553	6,224

Total deferred tax assets	7,978	8,737
Valuation allowance	(7,498)	(8,737)

Net deferred tax assets	$480	$—

The effective tax rate differs from the federal statutory tax rate as follows:

	Year Ended
	December 31, 2010	January 1, 2010	January 2, 2009
Federal income tax provision at statutory rate	34.0%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	3.2%	(3.2)%	(3.6)%
Effect of foreign operations	(9.3)%	0.9%	0.3%
Impairment of goodwill and long-lived assets	—	—	20.7%
Valuation allowance	(5.0)%	51.6%	—
Other	(3.9)%	4.4%	0.3%

Effective income tax rate	19.0%	18.7%	(17.3)%

Undistributed earnings of the Company’s foreign subsidiaries at December 31, 2010 are considered to be indefinitely reinvested and no provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The provision for the year ended December 31, 2010, includes a reversal of $883,000 of previously established tax liability related to the Company’s uncertain tax positions due to the finalization of our tax returns for the period 2006 through 2009 by the Internal Revenue Service, and a partial release of valuation allowance of $1,239,000 (see discussion below). The provision for the twelve months ended January 1, 2010, includes the establishment of a valuation allowance of $7.0 million in the second quarter of 2009.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Balance as of December 28, 2007	$750
Increases related to current year tax positions	34
Expiration of the statute of limitations for the assessment of taxes	(356)

Balance as of January 2, 2009	$428
Increases related to prior year tax positions	522
Expiration of the statute of limitations for the assessment of taxes	(30)

Balance as of January 1, 2010	$920
Increases related to prior year tax positions	2
Finalization of tax audits	(883)

Balance as of December 31, 2010	$39

The Company’s gross liability for unrecognized tax benefits as of December 31, 2010, January 1, 2010 and January 2, 2009 was $39,000, $920,000 and $428,000. Increases or decreases to interest and penalties on uncertain tax positions are included in income tax provision (benefit) in the Consolidated Statements of Operations. Interest related to uncertain tax positions were $7,000 as of December 31, 2010, $262,000 as of January 1, 2010 and $78,000 as of January 2, 2009. Although it is possible some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

The determination of our tax provision is subject to judgments and estimates. The carrying value of our net deferred tax assets, which is made up primarily of tax deductions, assumes we will be able to generate sufficient future income to fully realize these deductions. In determining whether the realization of these deferred tax assets may be impaired, we make judgments with respect to whether we are likely to generate sufficient future taxable income to realize these assets. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on its results of operations and financial position.

As of December 31, 2010, we maintained a full valuation allowance on our U.S. deferred tax assets and a partial valuation allowance on our non-U.S. deferred tax assets. In order to reverse a valuation allowance, SEC guidance requires us to review our cumulative twelve-quarter income/loss as well as our ability to generate sufficient future taxable income to realize our net deferred tax assets. We conducted such a review of each of our subsidiaries as of December 31, 2010, and we concluded that it was appropriate to release all of the valuation allowance, or $480,000, related to one of our China subsidiaries. We also released an additional $759,000 of valuation allowance due to the change in deferred tax assets for which we maintained a full valuation allowance.

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company’s 2005 and 2006 state income tax returns are currently under examination by the California Franchise Tax Board (“CFTB”) and the Company’s state income tax returns are open to audit under the statute of limitations for the fiscal years 2005 through 2009. The Company is also subject to examination in various other jurisdictions for various periods. During the second quarter of 2010, the Internal Revenue Service completed their audit of the Company’s tax returns for the years 2006 through 2009. An assessment of approximately $110,000, excluding interest, was agreed to by the Company. The Company is still open under the statute of limitations for fiscal years 2004 through 2005.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company is currently experiencing a tax holiday related to its Singapore subsidiary that will expire for tax years beginning January 2015. The Company’s Singapore subsidiary recorded a net loss for the year ended December 31, 2010.

6. Stockholders’ Equity

Stock Repurchase Plan — On July 24, 2008, the Board of Directors approved a stock repurchase program for up to $10.0 million. The Company commenced the repurchase of its common stock on August 4, 2008. The total number of shares repurchased and related cost of the stock repurchase program were 601,994 shares at a cost of $3,337,000, or an average cost of $5.54 per share. The Company did not repurchase stock during 2009 and 2010.

7. Employee Benefit Plans

Stock Options — On February 20, 2003, the Company adopted the 2003 Stock Incentive Plan (the “2003 Incentive Plan”) which was subsequently amended and restated. The Company has reserved 4,515,239 shares of its common stock for issuance under the 2003 Incentive Plan, as amended and restated. The 2003 Incentive Plan provides for the issuance of options and other stock-based awards. Options are generally granted at fair value at the date of grant as determined by the Board of Directors, have terms up to ten years and generally vest over four years. At December 31, 2010, 1,816,587 shares were available for future grants under the 2003 Incentive Plan.

On June 10, 2010, the stockholders of the Company approved amendments to the Company’s 2003 Amended and Restated Stock Incentive Plan, which included: an increase in share authorization by 1,500,000 common shares; the elimination of the Company’s ability to increase further the number of shares under the plan without stockholder approval; and makes certain other changes to the 2003 Amended and Restated Stock Incentive Plan, all of which are more fully described in the Company’s definitive proxy statement filed on April 23, 2010.

Option activity under the 2003 Incentive Plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)
Outstanding, December 28, 2007	2,927,836	$8.03	7.70	$13,597

Granted	102,000	8.83
Exercised	(241,976)	4.33
Cancelled	(641,978)	9.70

Outstanding, January 2, 2009	2,145,882	$8.03	6.65	$360

Granted	1,204,292	1.63
Exercised	(14,312)	1.07
Cancelled	(441,400)	7.96

Outstanding, January 1, 2010	2,894,462	$5.38	6.99	$8,543

Granted	66,000	3.01
Exercised	(646,671)	2.59
Cancelled	(330,828)	6.32

Outstanding, December 31, 2010	1,982,963	$6.07	5.96	$8,130

Options exercisable and expected to vest	1,899,842	$6.25	5.86	$4,580
Options exercisable, December 31, 2010	1,495,938	$7.30

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information with respect to options outstanding and exercisable at December 31, 2010:

Range of Exercise Price	Shares Outstanding	Weighted Average Remaining Average Life (Years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$1.00–1.11	505,939	6.74	$1.08	261,374	$1.06
$1.17–6.43	349,453	7.92	2.55	136,473	3.24
$6.55–6.55	450,000	4.35	6.55	450,000	6.55
$6.61–13.71	396,721	4.82	8.79	388,582	8.76
$14.04–14.90	280,850	6.28	14.81	259,509	14.80

Grand Total	1,982,963	6.04	$6.07	1,495,938	$7.30

Restricted Stock Units and Restricted Stock Awards — In fiscal 2010, 2009, and 2008, the Company granted 30,000, 37,500, and 37,500, respectively, of common stock to its board members under the 2003 Incentive Plan. Current restricted shares vest on the earlier of 1) the next Annual Shareholder Meeting or 2) 365 days from date of grant. During the second quarter of 2009 the Company granted 22,500 shares of common stock to a board member under the 2003 Incentive Plan. These shares vested over a three month period. The total unamortized expense of the Company’s unvested restricted stock awards as of December 31, 2010, is approximately $0.1 million. During the first quarter of fiscal 2008, the Company began granting Restricted Stock Units (RSU’s) to employees as part of the Company’s long term equity compensation plan. These RSU’s are granted to employees with a per share or unit purchase price of zero dollars and either have time based or performance based vesting. RSU’s typically vest over three years, subject to the employee’s continued service with the Company. The expected cost of the grant is recognized over the service period, and is reduced for estimated forfeitures. During the year ended December 31, 2010, the Company approved and granted 716,667 RSU’s to employees with a weighted average fair value of $8.83 per share. As of December 31, 2010, $3.4 million of unrecognized stock-based compensation cost, net of estimated forfeitures, related to RSU’s remains to be amortized and is expected to be recognized over an estimated period of 2.1 years.

For the fiscal years 2010 and 2008, the intrinsic value of the Company’s exercised stock options was $4.6 million and $1.1 million, respectively. For fiscal year 2009, the intrinsic value of the Company’s exercised stock options was $23,000. For the fiscal years 2010, 2009 and 2008, the Company’s vested share recognized expense was $2.2 million, $1.1 million and $1.1 million, respectively. The unvested amount is subject to forfeiture, until the common stock is fully vested. At December 31, 2010, 797,306 shares were subject to repurchase.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the Company’s restricted stock unit and restricted stock award activity thru the year ended December 31, 2010 (in thousands):

	Number of Shares	Aggregate Intrinsic Value
Unvested restricted stock units and restricted stock awards at January 2, 2009	448
Granted	184
Vested	(155)
Forfeited	(118)

Unvested restricted stock units and restricted stock awards at January 1, 2010	359
Granted	747
Vested	(155)
Forfeited	(154)

Unvested restricted stock units and restricted stock awards at December 31, 2010	797	$7,144

Vested and expected to vest restricted stock units and restricted stock awards	638	$5,656

Employee Stock Purchase Plan — In 2004 the Company adopted an Employee Stock Purchase Plan (“ESPP”) and is authorized to issue 555,343 shares of common stock under the ESPP. The ESPP permits employees to purchase common stock at a discount through payroll withholdings at certain specified dates (purchase period) within a defined offering period. The purchase price is 95% of the fair market value of the common stock at the end of the purchase period and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. There were 14,584 shares issued under the ESPP during the year ended December 31, 2010.

Employee Savings and Retirement Plan — The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all employees who meet certain eligibility requirements. Participants could elect to contribute to the 401(k) Plan, on a pre-tax basis, up to 25% of their salary to a maximum of $16,500. The Company may make matching contributions of up to 3% of employee contributions based upon eligibility. The Company made approximately $0.6 million, $0.1 million, and $0.9 million discretionary employer contributions to the 401(k) Plan in the years ended December 31, 2010, January 1, 2010, and January 2, 2009, respectively.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

8. Net Income (Loss) Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands):

	Year Ended
	December 31, 2010	January 1, 2010	January 2, 2009
Numerator:
Net income (loss)	$20,097	$(20,026)	$(52,417)
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	21,799	21,403	21,564
Weighted average common shares outstanding subject to repurchase	—	—	(22)

Shares used in computing basic net income (loss) per share	21,799	21,403	21,542

Shares used in computation — diluted:
Weighted average common shares outstanding	21,799	21,403	21,542
Dilutive effect of common shares outstanding subject to repurchase	208	—	—
Dilutive effect of options outstanding	968	—	—

Shares used in computing diluted net income (loss) per share	22,975	21,403	21,542

Net income (loss) per share — basic	$0.92	$(0.94)	$(2.43)
Net income (loss) per share — diluted	$0.87	$(0.94)	$(2.43)

The Company had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive. Such outstanding securities consist of the following (in thousands):

	Year Ended
	December 31, 2010	January 1, 2010	January 2, 2009
Outstanding options	1,983	2,894	1,229

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

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth revenue by geographic area (in thousands):

	Year Ended
Sales	December 31, 2010	January 1, 2010	January 2, 2009
United States	$399,830	$156,295	$262,168
Export sales to Europe and Asia	43,304	3,462	4,751

Total	$443,134	$159,757	$266,919

At December 31, 2010 and January 1, 2010, approximately $3.5 million and $1.7 million, respectively, of the Company’s long-lived assets were located in China and Singapore, and the remaining balances were located in the United States.

10. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $25.0 million at December 31, 2010.

The Company also leases properties domestically in Hayward, California, Austin, Texas and South San Francisco, CA and overseas in China and Singapore. The Company’s total remaining future minimum lease payments as of December 31, 2010, over the remaining terms of these leases will be approximately $14.9 million.

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

As required by SEC Rule 13a-15(b), in connection with filing this Annual Report on Form 10-K, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2010, the end of the period covered by this report. Based upon our evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. Based on our evaluation under the framework in Internal Control — Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent accounting firm, as stated in their report which appears in this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Ultra Clean Holdings, Inc.

Hayward, California

We have audited the internal control over financial reporting of Ultra Clean Holdings, Inc. and subsidiaries’ (the “Company’s”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 16, 2011 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 16, 2011

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2011 Annual Meeting of Stockholders.

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item concerning directors, including our audit committee financial expert, is incorporated by reference to the section entitled, “Election of Directors” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

For information with respect to Executive Officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers.”

The information required by the item with respect to Section 16(a) beneficial reporting compliance is incorporated by reference to the section entitled, “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

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

The information required by this item is incorporated by reference to the sections entitled “Executive Officer Compensation” and “Election of Directors” in the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

This table summarizes our equity plan information as of December 31, 2010:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:(1)	1,982,963	$6.07	1,816,587
Equity compensation plans not approved by security holders	—	—	—

Total	1,982,963	6.07	1,816,587

(1)	Consists of the Amended and Restated Stock Incentive Plan and, for purposes of column (c), the Employee Stock Purchase Plan. The number of shares available under our Amended and Restated Stock Incentive Plan automatically increases each year, beginning January 1, 2005 through January 1, 2014, by an amount equal to the lesser of (i) 370,228 shares, (ii) 2% of the number of shares of the common stock outstanding on the date of the increase or (iii) an amount determined by the Board of Directors.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section entitled “Ratification of the Appointment of Our Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

1. Financial Statements:

2. Financial statement schedules not listed have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

Exhibit Index

Exhibit	Description

2.1	Agreement and Plan of Merger dated as of October 30, 2002, among Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., Mitsubishi Corporation, Mitsubishi International Corporation and Clean Merger Company(a)

2.2	Agreement and Plan of Merger and Reorganization dated as of June 29, 2006 by and among Sieger Engineering, Inc., Leonid Mezhvinsky, Ultra Clean Holdings, Inc., Bob Acquisition Inc., Pete Acquisition LLC, Leonid and Inna Mezhvinsky as trustees of the Revocable Trust Agreement of Leonid Mezhvinsky and Inna Mezhvinsky dated April 26, Joe and Jenny Chen as trustees of the Joe Chen and Jenny Chen Revocable Trust dated 2002, Victor Mezhvinsky, Victor Mezhvinsky as trustee of the Joshua Mezhvinsky 2004 Irrevocable Trust under Agreement dated June 4, 2004, David Hongyu Wu and Winnie Wei Zhen Wu as trustees of the Chen Minors Irrevocable Trust, Frank Moreman and Leonid Mezhvinsky as Sellers’ Agent(g)

3.1	Amended and Restated Certificate of Incorporation of Ultra Clean Holdings, Inc.(b)

3.2	Amended and Restated Bylaws of Ultra Clean Holdings, Inc.(i)

4.1	Amended and Restated Registration Rights Agreement dated as of June 29, 2006 among Ultra Clean, FP-Ultra Clean L.L.C. and the Sieger Shareholders(g)

10.1	Employment Agreement dated November 15, 2002 between Clarence L. Granger and Ultra Clean Holdings, Inc.(a)

10.2	Offer letter dated as of December 7, 2007 between Ultra Clean and David Savage(h)

10.3	Agreement to Preserve Corporate Opportunity dated as of June 29, 2006 between Ultra Clean and Leonid Mezhvinsky(g)

10.4	Amended and Restated 2003 Stock Incentive Plan(d)

10.5	Form of Stock Option Agreement(c)

10.6	Loan and Security Agreement dated as of June 29, 2006 among Silicon Valley Bank, Ultra Clean Technology Systems and Service, Inc., Bob Acquisition Inc. and Pete Acquisition LLC as amended through February 4, 2009 (l)

10.7	Unconditional Guaranty by Ultra Clean in favor of Silicon Valley Bank dated as of June 29, 2006(g)

10.8	Securities Pledge Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean(g)

10.9	Intellectual Property Security Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean(g)

10.10	Intellectual Property Security Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean Technology(g)

10.11	Employee Stock Purchase Plan (Restated as of October 21, 2004)(e)

10.12	Form of Indemnification Agreement between Ultra Clean Holdings, Inc. and each of its directors and executive officers(b)

10.13	Amendment No. 1 to Employment Agreement between Clarence L. Granger and Ultra Clean Holdings, Inc. dated March 2, 2004(b)

10.14	Amendment No. 2 to Employment Agreement between Clarence L. Granger and Ultra Clean Holding, Inc. dated May 9, 2005(f)

10.15	Form of Award Agreement(c)

Exhibit	Description

10.16	Severance Policy for Executive Officers (revised) (l)

10.17	Form of Restricted Stock Unit Award Agreement(j)

10.18	Separation Agreement dated as of December 31, 2007 between the Company and Leonid Mezhvinsky(k)

10.19	Change of Control Severance Agreement dated as of July 28, 2008 by and between Ultra Clean Holdings, Inc. and Clarence L. Granger (l)

10.20	Change of Control Severance Agreement dated as of July 28, 2008 by and between Ultra Clean Holdings, Inc. and David Savage (l)

10.22	Change of control Severence Agreement dated as of July 21, 2009 by and between Ultra Clean Holdings, Inc. and Kevin C. Eichler (m)

10.23	Separation and Release Agreement between Ultra Clean Holdings, Inc. and Jack Sexton (n)

10.24	Separation and Release Agreement between Ultra Clean Holdings, Inc. and David Savage

21.1	Subsidiaries of Ultra Clean Holdings, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11904), filed January 14, 2004.
(b)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 2, 2004.
(c)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 8, 2004.
(d)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-114051), filed March 30, 2004.
(e)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2004.
(f)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed May 13, 2005.
(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 6, 2006.
(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed December 12, 2007.
(i)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed August 3, 2009.
(j)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2008.
(k)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 28, 2008.
(l)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2009.
(m)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended October 2, 2009.
(n)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended July 3, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultra Clean Holdings, Inc.

By:	/s/ CLARENCE L. GRANGER
Clarence L. Granger
Chairman & Chief Executive Officer

Date: March 16, 2011

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

Signature	Title	Date
/s/ CLARENCE L. GRANGER	Chairman & Chief Executive	March 16, 2011
Clarence L. Granger	Officer (Principal Executive Officer) and Director

/s/ KEVIN C. EICHLER	Senior Vice President and Chief	March 16, 2011
Kevin C. Eichler	Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ LEONID MEZHVINSKY	Director	March 16, 2011
Leonid Mezhvinsky

/s/ JOHN CHENAULT	Director	March 16, 2011
John Chenault

/s/ SUSAN H. BILLAT	Director	March 16, 2011
Susan H. Billat

/s/ DAVID T. IBNALE	Director	March 16, 2011
David T. IbnAle

Exhibit Index

Exhibit	Description

2.1	Agreement and Plan of Merger dated as of October 30, 2002, among Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., Mitsubishi Corporation, Mitsubishi International Corporation and Clean Merger Company(a)

2.2	Agreement and Plan of Merger and Reorganization dated as of June 29, 2006 by and among Sieger Engineering, Inc., Leonid Mezhvinsky, Ultra Clean Holdings, Inc., Bob Acquisition Inc., Pete Acquisition LLC, Leonid and Inna Mezhvinsky as trustees of the Revocable Trust Agreement of Leonid Mezhvinsky and Inna Mezhvinsky dated April 26, Joe and Jenny Chen as trustees of the Joe Chen and Jenny Chen Revocable Trust dated 2002, Victor Mezhvinsky, Victor Mezhvinsky as trustee of the Joshua Mezhvinsky 2004 Irrevocable Trust under Agreement dated June 4, 2004, David Hongyu Wu and Winnie Wei Zhen Wu as trustees of the Chen Minors Irrevocable Trust, Frank Moreman and Leonid Mezhvinsky as Sellers’ Agent(g)

3.1	Amended and Restated Certificate of Incorporation of Ultra Clean Holdings, Inc.(b)

3.2	Amended and Restated Bylaws of Ultra Clean Holdings, Inc.(i)

4.1	Amended and Restated Registration Rights Agreement dated as of June 29, 2006 among Ultra Clean, FP-Ultra Clean L.L.C. and the Sieger Shareholders(g)

10.1	Employment Agreement dated November 15, 2002 between Clarence L. Granger and Ultra Clean Holdings, Inc.(a)

10.2	Offer letter dated as of December 7, 2007 between Ultra Clean and David Savage(h)

10.3	Agreement to Preserve Corporate Opportunity dated as of June 29, 2006 between Ultra Clean and Leonid Mezhvinsky(g)

10.4	Amended and Restated 2003 Stock Incentive Plan(d)

10.5	Form of Stock Option Agreement(c)

10.6	Loan and Security Agreement dated as of June 29, 2006 among Silicon Valley Bank, Ultra Clean Technology Systems and Service, Inc., Bob Acquisition Inc. and Pete Acquisition LLC as amended through February 4, 2009 (l)

10.7	Unconditional Guaranty by Ultra Clean in favor of Silicon Valley Bank dated as of June 29, 2006(g)

10.8	Securities Pledge Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean(g)

10.9	Intellectual Property Security Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean(g)

10.10	Intellectual Property Security Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean Technology(g)

10.11	Employee Stock Purchase Plan (Restated as of October 21, 2004)(e)

10.12	Form of Indemnification Agreement between Ultra Clean Holdings, Inc. and each of its directors and executive officers(b)

10.13	Amendment No. 1 to Employment Agreement between Clarence L. Granger and Ultra Clean Holdings, Inc. dated March 2, 2004(b)

10.14	Amendment No. 2 to Employment Agreement between Clarence L. Granger and Ultra Clean Holding, Inc. dated May 9, 2005(f)

Exhibit	Description

10.15	Form of Award Agreement(c)

10.16	Severance Policy for Executive Officers (revised) (l)

10.17	Form of Restricted Stock Unit Award Agreement(j)

10.18	Separation Agreement dated as of December 31, 2007 between the Company and Leonid Mezhvinsky(k)

10.19	Change of Control Severance Agreement dated as of July 28, 2008 by and between Ultra Clean Holdings, Inc. and Clarence L. Granger (l)

10.20	Change of Control Severance Agreement dated as of July 28, 2008 by and between Ultra Clean Holdings, Inc. and David Savage (l)

10.22	Change of control Severence Agreement dated as of July 21, 2009 by and between Ultra Clean Holdings, Inc. and Kevin C. Eichler (m)

10.23	Separation and Release Agreement between Ultra Clean Holdings, Inc. and Jack Sexton (n)

10.24	Separation and Release Agreement between Ultra Clean Holdings, Inc. and David Savage

Exhibit	Description

21.1	Subsidiaries of Ultra Clean Holdings, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11904), filed January 14, 2004.
(b)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 2, 2004.
(c)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 8, 2004.
(d)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-114051), filed March 30, 2004.
(e)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2004.
(f)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed May 13, 2005.
(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 6, 2006.
(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed December 12, 2007.
(i)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed August 3, 2009.
(j)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2008.
(k)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 28, 2008.
(l)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2009.
(m)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended October 2, 2009.
(n)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended July 3, 2009.