Form 10-Q
period 2011-04-01
ULTRA CLEAN HOLDINGS INC
filed 2011-05-06
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2011

or

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

Number of shares outstanding of the issuer’s common stock as of April 29, 2011: 22,752,368

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	April 1, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$35,283	$34,654
Accounts receivable, net of allowance of $125 and $125, respectively	58,002	54,589
Inventory	65,152	59,288
Prepaid expenses and other	7,138	5,935

Total current assets	165,575	154,466

Equipment and leasehold improvements, net	9,487	8,971
Purchased intangibles, net	8,987	8,987
Other non-current assets	592	571

Total assets	$184,641	$172,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$3,762	$4,110
Accounts payable	48,740	45,957
Accrued compensation and related benefits	3,870	3,689
Deferred rent, current portion	801	770
Other current liabilities	5,321	3,195

Total current liabilities	62,494	57,721

Long-term debt	23,538	24,542
Deferred rent and other liabilities	3,022	3,223

Total liabilities	89,054	85,486

Commitments and contingencies (See note 6)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 22,719,643 and 22,299,982 shares issued and outstanding, in 2011 and 2010, respectively	105,054	102,796
Common shares held in treasury, at cost, 601,944 shares in 2011 and 2010	(3,337)	(3,337)
Accumulated deficit	(6,130)	(11,950)

Total stockholders’ equity	95,587	87,509

Total liabilities and stockholders’ equity	$184,641	$172,995

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in thousands, except per share data)

	Three months ended
	April 1, 2011	April 2, 2010
Sales	$126,719	$98,467
Cost of goods sold	109,167	86,091

Gross profit	17,552	12,376

Operating expenses:
Research and development	1,605	1,057
Sales and marketing	2,057	1,633
General and administrative	5,703	5,063

Total operating expenses	9,365	7,753

Income from operations	8,187	4,623

Interest and other income (expense), net	(368)	(155)

Income before provision for income taxes	7,819	4,468
Income tax provision	1,999	618

Net income	$5,820	$3,850

Net income per share:
Basic	$0.26	$0.18
Diluted	$0.25	$0.17
Shares used in computing net income per share:
Basic	22,468	21,501
Diluted	23,516	22,918

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three months ended
	April 1, 2011	April 2, 2010
Cash flows from operating activities:
Net income	$5,820	$3,850
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	639	525
Excess tax benefit from stock-based compensation	(601)	—
Stock-based compensation	1,002	667
Changes in assets and liabilities:
Accounts receivable, net of allowance	(3,413)	(10,735)
Inventory	(5,864)	(9,718)
Prepaid expenses and other	(1,203)	3,659
Other non-current assets	(21)	13
Accounts payable	2,782	8,154
Accrued compensation and related benefits	181	500
Other liabilities	2,558	1,342

Net cash provided by (used in) operating activities	1,880	(1,743)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,154)	(870)

Net cash used in investing activities	(1,154)	(870)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	4,000
Principal payments on term debt and capital lease obligations	(1,353)	(498)
Excess tax benefit from stock-based compensation	601	—
Proceeds from issuance of common stock	655	158

Net cash provided by (used in) financing activities	(97)	3,660

Net increase in cash	629	1,047
Cash and cash equivalents at beginning of period	34,654	26,697

Cash and cash equivalents at end of period	$35,283	$27,744

Supplemental items:
Cash paid (refunds) during the period for:
Income taxes paid	$350	$129
Income tax refunds	$(613)	$(5,005)
Interest	$335	$196
Non-cash investing activities:
Fixed asset purchases included in accounts payable	$25	$52

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization, Basis of Presentation and Significant Accounting Policies

Organization — Ultra Clean Holdings, Inc. (the “Company”) is a leading developer and supplier of critical subsystems, primarily for the semiconductor capital equipment industry. The Company also leverages the specialized skill sets required to support semiconductor capital equipment to serve the technologically similar markets in the flat panel, medical, energy and research industries, collectively referred to as “Other Addressed Industries”. The Company develops, designs, prototypes, engineers, manufactures and tests subsystems which are highly specialized and tailored to specific steps in the semiconductor manufacturing process as well as the manufacturing processes in Other Addressed Industries. Revenue is derived from the sale of gas delivery systems and other critical subsystems including chemical mechanical planarization (CMP) subsystems, chemical delivery modules, top-plate assemblies, frame assemblies, process modules and other high level assemblies.

The Company’s customers are primarily original equipment manufacturers (OEMs) in industries it supports, providing customers complete subsystem solutions that combine the Company’s expertise in design, test, component characterization and highly flexible manufacturing operations with quality control and financial stability. This combination helps the Company to drive down total manufacturing costs, reduce design-to-delivery cycle times and maintain high quality standards for our customers. The Company believes these characteristics, as well as the Company’s standing as a leading supplier of gas delivery systems and other critical subsystems, place the Company in a strong position to benefit from the growing demand for subsystem outsourcing.

Basis of Presentation — The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). This financial information reflects all adjustments which are, in the opinion of the Company, normal, recurring and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The Company’s December 31, 2010, balance sheet data was derived from audited financial statements as of that date.

The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended December 31, 2010, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2011. The Company’s results of operations for the three months ended April 1, 2011, are not necessarily indicative of the results to be expected for any future periods.

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

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Significant sales to customers — The Company had significant sales to two customers- Applied Materials, Inc. and Lam Research Corporation , each of which accounted for 10% or more of sales for the three months ended April 1, 2011 and April 2, 2010. Sales to each of these customers as a percentage of total sales were as follows:

	Three months ended
	April 1, 2011	April 2, 2010
Customer A	32.3%	35.3%
Customer B	30.6%	31.5%

Total	62.9%	66.8%

These two customers’ accounts receivable balances were individually greater than 10% of accounts receivable and, in aggregate, represented approximately 69% and 63% of accounts receivable as of April 1, 2011 and December 31, 2010, respectively.

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

Income Taxes — The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. As of April 1, 2011, the Company maintained a full valuation allowance on its U.S. deferred tax assets and a partial valuation allowance on its non-U.S. deferred tax assets. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the condensed consolidated statements of operations as income tax expense. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on its results of operations and financial position. Management believes that it has adequately provided for any adjustments that may result from these examinations; however, the outcome of tax audits cannot be predicted with certainty.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company’s 2005 and 2006 state income tax returns are currently under examination by the California Franchise Tax Board and the Company’s state income tax returns are open to audit under the statute of limitations for the fiscal years 2005 through 2009. The Company is also subject to examination in various other jurisdictions for various periods. The Company’ federal returns are still open under the statute of limitations for fiscal years 2004 through 2005.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Three months ended
	April 1, 2011	April 2, 2010
Beginning balance	$204	$112
Additions related to sales	267	209
Warranty claims	(212)	(126)

Ending balance	$259	$195

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

Stock-Based Compensation Expense

The Company maintains stock-based compensation plans which allow for the issuance of equity-based awards to executives and certain employees. These equity-based awards include stock options, restricted stock awards and restricted stock units which can be either time-based or performance-based. The Company also maintains an employee stock purchase plan (“ESPP”) that provides for the issuance of shares to all eligible employees of the Company at a discounted price.

Stock-based compensation expense includes compensation costs related to estimated fair values of stock options and awards granted. The estimated fair value of the Company’s equity-based awards, net of expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis over a weighted average period of four years for stock options, three years for restricted stock awards and will be adjusted for subsequent changes in estimated forfeitures and future option grants.

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

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Stock Options

The assumptions used for stock option grants are outlined in the following table:

	Three months ended
	April 1, 2011	April 2, 2010
Dividend yield	—	0.0%
Expected volatility	—	75.0%
Risk-free interest rate	—	2.3%
Expected life (in years)	—	5. 5

There were no options issued by the Company during the quarter ended April 1, 2011.

The following table summarizes information with respect to options granted, exercised and canceled in the quarter ended April 1, 2011 and outstanding at April 1, 2011:

Number of Shares
Options outstanding at December 31, 2010	1,982,963
Granted	—
Exercised	(200,164)
Canceled	(24,095)

Options outstanding at April 1, 2011	1,758,704

The weighted-average exercise price, aggregate intrinsic value and weighted average remaining contractual life of outstanding options as of April 1, 2011 were $6.35 per share, $8.3 million and 5.9 years, respectively. As of April 1, 2011, 1,342,264 options with a weighted-average exercise price of $7.74 per share, aggregate intrinsic value of $4.8 million and a weighted average remaining contractual life of 5.2 years were exercisable. The total unamortized expense of the Company’s unvested options, net of forfeitures, as of April 1, 2011, was $0.3 million. The weighted average estimated fair value of employee stock option grants for the three months ended April 2, 2010 was $4.27 per share.

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

Restricted Stock Units and Restricted Stock Awards

The Company grants Restricted Stock Units (“RSU’s”) to employees and Restricted Stock Awards (“RSA’s”) to non-employee directors as part of the Company’s long term equity compensation plan.

Restricted Stock Units — RSU’s are granted to employees with a per share or unit purchase price of zero dollars and either have time based or performance based vesting. RSU’s typically vest over three years, subject to the employee’s continued service with the Company. For purposes of determining compensation expense related to these RSU’s, the fair value is determined based on the closing market price of the Company’s common stock on the date of award. The expected cost of the grant is reflected over the service period, and is reduced for estimated forfeitures. The Company granted 443,500 RSU’s (including 66,250 performance stock units) during the quarter ended April 1, 2011, with a weighted average fair value of $10.30 per share and granted 614,500 RSU’s during the quarter ended April 2, 2010, with a weighted average fair value of $8.87 per share. As of April 1, 2011, $6.2 million of stock-based compensation cost, net of forfeitures, related to RSU’s remains to be amortized, of which substantially all is expected to be recognized over an estimated period of less than three years. As of April 1, 2011, a total of 979,742 RSU’s remain outstanding with an aggregate intrinsic value of $10.1 million and a weighted average remaining contractual term of 1.8 years.

Restricted Stock Awards — During the second quarter ended July 2, 2010, the Company issued 30,000 shares of RSA’s to its non-employee directors. The total unamortized expense of the Company’s unvested RSA’s as of April 1, 2011, was less than $0.1 million.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table summarizes the Company’s restricted stock unit and restricted stock award activity for the three months ended April 1, 2011 (in thousands):

Number of Shares
Unvested restricted stock units and restricted stock awards at December 31, 2010	797
Granted	443
Vested	(219)
Forfeited	(11)

Unvested restricted stock units and restricted stock awards at April 1, 2011	1,010

The following table shows the Company’s stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three months ended
	April 1, 2011	April 2, 2010
Cost of sales (1)	$321	$195
Research and development	79	—
Sales and marketing	121	69
General and administrative	481	403

	1,002	667
Income tax benefit	(256)	(91)

Total stock-based compensation expense	$746	$576

(1)	As of April 1, 2011 and April 2, 2010, there were no stock-based compensation expenses capitalized in inventory.

Recently Issued Accounting Standards — In December 2010, the FASB amended its existing guidance for goodwill and other intangible assets. This authoritative guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This authoritative guidance becomes effective for the Company in fiscal 2012. The implementation of this authoritative guidance is not expected to have a material impact on the Company’s financial position or results of operations.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

2. Balance Sheet Information (in thousands)

Inventory consisted of the following (in thousands):

	April 1, 2011	December 31, 2010
Raw materials	$46,580	$43,522
Work in process	19,818	17,448
Finished goods	2,143	1,440

	68,541	62,410
Reserve for excess and obsolete	(3,389)	(3,122)

Total	$65,152	$59,288

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	April 1, 2011	December 31, 2010
Computer equipment and software	$6,914	$6,516
Furniture and fixtures	1,547	1,522
Machinery and equipment	7,483	7,254
Leasehold improvements	10,595	10,094

	26,539	25,386
Accumulated depreciation and amortization	(17,052)	(16,415)

Total	$9,487	$8,971

3. Borrowing Arrangements

The Company has borrowing arrangements with its banking facility which includes a $25.0 million revolving credit facility and two term loans. The aggregate amount of the revolving credit facility, which matures on December 31, 2013, is subject to a borrowing base equal to 80% of eligible accounts receivable and 45% of eligible inventory (total eligible inventory not to exceed $3.0 million) and is secured by substantially all of the Company’s assets. The revolving credit facility bears interest per annum at a variable rate equal to the greater of the bank’s stated prime rate, or 4%, plus a margin of 25 basis points. The interest rate during the first quarter of 2011 and on April 1, 2011 on outstanding loans under the revolving credit facility was 4.25%. The revolving credit facility contains certain reporting and financial covenants that must be met on a quarterly basis in order for the Company to remain in compliance. The Company was in compliance with all of its bank covenants as of April 1, 2011. The revolving credit facility balance as of April 1, 2011 was $19.5 million.

The Company has two term loans with its banking facility, one for $3.0 million which matures on January 29, 2012 and one for $8.0 million which matures on October 21, 2013. The term loans bear interest per annum at a variable rate equal to the greater of the bank’s stated prime rate, or 4%, plus a margin of 75 basis points. The interest rate during the first quarter of 2011 and on April 1, 2011 on the term loans was 4.75%. The combined balance of the term loans as of April 1, 2011 was $7.6 million.

The Company also has a $5.0 million equipment loan that expires May 2011. The interest rate and outstanding balance on the equipment loan was 7.6% and $0.2 million, respectively, as of April 1, 2011.

Total debt outstanding as of April 1, 2011, was $27.3 million.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

4. Income Tax

The Company’s income tax provision and related effective tax rate for the three month period ended April 1, 2011 was $1,999,000 and 25.6%, respectively. The Company’s income tax provision and related effective tax rate for the three month period ended April 2, 2010 was $618,000 and 13.8%, respectively. The change in respective rates reflects, primarily, changes in the Company’s accrual for uncertain tax positions, deferred tax assets as well as changes in the geographic mix of worldwide earnings and financial results for the first quarter of 2011 compared to the same period in 2010.

The following table summarizes the activity related to the Company’s uncertain tax positions (in thousands):

	Three months ended
	April 1, 2011	April 2, 2010
Balance as of the beginning of period	$39	$920
Increases related to prior year tax positions	—	—
Expiration of the statute of limitations for the assessment of taxes	—	—
Finalization of tax audits	—	—

Balance as of the end of period	$39	$920

The determination of the Company’s tax provision is subject to judgments and estimates. The carrying value of the Company’s net deferred tax assets, which is made up primarily of tax deductions, assumes the Company will be able to generate sufficient future income to fully realize these deductions. In determining whether the realization of these deferred tax assets may be impaired, the Company makes judgments with respect to whether it is likely to generate sufficient future taxable income to realize these assets. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on its results of operations and financial position.

As of April 1, 2011, the Company maintained a full valuation allowance on its U.S. deferred tax assets and a partial valuation allowance on its non-U.S. deferred tax assets for a total valuation allowance of $7.6 million. In order to reverse a valuation allowance, the Company is required to review its cumulative twelve-quarter income/loss as well as its ability to generate sufficient future taxable income to realize the Company’s net deferred tax assets. The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company’s 2005 and 2006 state income tax returns are currently under examination by the California Franchise Tax Board and the Company’s state income tax returns are open to audit under the statute of limitations for the fiscal years 2005 through 2009. The Company is also subject to examination in various other jurisdictions for various periods. The Company’s federal returns are still open under the statute of limitations for fiscal years 2004 through 2005.

The Company is currently experiencing a tax holiday related to its Singapore subsidiary that will expire for tax years beginning January 2015. The Company’s Singapore subsidiary recorded a net profit for the quarter ended April 1, 2011.

The undistributed earnings of the Company’s foreign subsidiaries at April 1, 2011, are considered to be indefinitely reinvested and no distribution of those earnings in the form of dividends or otherwise, as well as related provisions for U.S. income taxes, have been provided thereon. The Company anticipates it has adequate liquidity and capital resources at the subsidiary level and would not need to repatriate earnings.

5. Net Income Per Share

Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share data):

	Three months ended
	April 1, 2011	April 2, 2010
Numerator:
Net income	$5,820	$3,850
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	22,498	21,531
Weighted average common shares outstanding subject to repurchase	(30)	(30)

Shares used in computing basic Net income per share	22,468	21,501
Shares used in computation — diluted:
Shares used in computing basic Net income per share	22,468	21,501
Dilutive effect of stock options, restricted stock units, restricted stock awards and employee stock purchase plan	1,048	1,417

Shares used in computing diluted Net income per share	23,516	22,918
Net income per share — basic	$0.26	$0.18
Net income per share — diluted	$0.25	$0.17

The Company had securities outstanding which could potentially dilute basic earnings per share in the future. Potentially dilutive securities include outstanding options, unvested RSU’s and RSA’s and shares to be purchased under the employee stock purchase plan. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method.

6. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $33.7 million at April 1, 2011.

The Company also leases properties domestically in Hayward, California, Austin, Texas and South San Francisco, California and internationally in China and Singapore. The Company’s total remaining future minimum lease payments as of April 1, 2011, over the remaining terms of these leases will be approximately $14.3 million.

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

7. Segment Information

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

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth revenue by geographic area (in thousands):

	Three months ended
	April 1, 2011	April 2, 2010
Sales
United States	$109,808	$95,708
Export sales to Europe and Asia	16,911	2,759

Total	$126,719	$98,467

At April 1, 2011 and April 2, 2010, approximately $4.3 million and $1.9 million, respectively, of the Company’s long-lived assets were located in Asia, and the remaining balances were located in the United States.

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

Overview

We are a leading developer and supplier of critical subsystems, primarily for the semiconductor capital equipment industry. We also leverage the specialized skill sets required to support semiconductor capital equipment to serve the technologically similar markets in the flat panel, medical, energy and research industries, collectively referred to as “Other Addressed Industries.” We develop, design, prototype, engineer, manufacture and test subsystems which are highly specialized and tailored to specific steps in the semiconductor manufacturing process as well as the manufacturing process in Other Addressed Industries. Our revenue is derived primarily from the sale of gas delivery systems and other critical subsystems including chemical mechanical planarization (“CMP”) subsystems, chemical delivery modules, top-plate assemblies, frame assemblies, process modules and other high level assemblies.

Our two largest customers accounted for approximately 63% of the Company’s sales in the first three months of 2011.

Financial Highlights

Our operating results for the three months ended April 1, 2011, compared to the same period in the prior year reflects an increase in demand of our products. Sales for the three months ended April 1, 2011, were $126.7 million, an increase of $28.3 million, or 28.7%, from the comparable quarter of 2010. Gross profit in the first quarter of 2011 increased $5.2 million, to 17.6 million, or 13.9% of sales, from $12.4 million, or 12.6% of sales, in the first quarter of 2010. Total operating expenses in the first quarter of 2011 increased to $9.4 million, or 7.4% of sales, compared to $7.8 million, or 7.9% of sales, for the first quarter of 2010. We earned net income of $5.8 million for the first quarter of 2011 compared to net income of $3.9 million during the first quarter of 2010 as a result of an increase in sales and gross profits.

Results of Operations

For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in our quarterly report.

	Three months ended
	April 1, 2011	April 2, 2010
Sales	100.0%	100.0%
Cost of goods sold	86.1%	87.4%

Gross profit	13.9%	12.6%
Operating expenses:
Research and development	1.3%	1.1%
Sales and marketing	1.6%	1.7%
General and administrative	4.5%	5.1%

Total operating expenses	7.4%	7.9%

Income from operations	6.5%	4.7%

Interest and other income (expense), net	(0.3)%	(0.2)%

Income before provision for income taxes	6.2%	4.5%
Income tax provision	1.6%	0.6%

Net income	4.6%	3.9%

Sales

Sales for the first quarter of 2011 increased $28.3 million, or 28.7%, to $126.7 million from $98.5 million in the first quarter of 2010. The increase in sales for the first quarter of 2011 reflects a continuing recovery of semi-conductor equipment demand since the overall slowdown in the industry. Substantially all of the revenue increase is attributable to volume increases at relatively constant prices with existing customers. We expect sales to increase modestly in the second quarter of 2011.

Gross Profit

Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold. Gross profit for the three months ended April 1, 2011 increased $5.2 million to $17.6 million, or 13.9% of sales, from $12.4 million, or 12.6% of sales, for the same period in 2010. Our gross margin for the three months ended April 1, 2011 increased from the comparable period in 2010 due primarily to increased unit volume manufactured due to increased sales during the first quarter of fiscal 2011, which provided for greater factory utilization.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the first quarter of 2011 increased $0.5 million, or 51.8%, to $1.6 million, or 1.3% of sales, compared to $1.1 million, or 1.1% of sales in the same quarter in 2010. The increase in expense is due to an increase in headcount and associated costs and the reassignment of existing resources to new product development activities.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the first quarter of 2011 increased $0.5 million to $2.1 million, or 1.6% of sales, compared to $1.6 million, or 1.7% of sales, in the same quarter of 2010. The decrease in percent of sales and marketing expense is due to an increase in sales during the first quarter of 2011 as compared to first quarter of 2010. The increase in expense is primarily due to increased payroll, commissions and related benefit costs resulting from an increase in headcount.

General and Administrative Expense

General and administrative expense consists primarily of salaries and overhead associated with our administrative staff and professional fees. General and administrative expense increased approximately $0.6 million, or 12.6% in the first quarter of 2011 to $5.7 million, or 4.5% of sales, compared with $5.1 million, or 5.1% of sales, in the same quarter of 2010. The increase in dollars when comparing the first quarter 2011 with the first quarter 2010 is due to an increase in payroll and related benefit costs associated with an increase in headcount, offset by reductions in fees for outside professional services. The decrease in general and administrative expense as a percent of sales in the first quarter of 2011 compared to the first quarter of 2010 is due to increased sales.

Interest and Other Income (Expense), net

Interest and other income (expense), net for the first quarter of 2011 was $(0.4) million compared to $(0.2) million in the first quarter of 2010. The Company experienced an increase in interest expense for the three months ended April 1, 2011, primarily attributable to an $8.0 million term-loan the Company entered into in October 2010.

Income Tax Provision

Our effective tax rate for the quarters ended April 1, 2011 and April 2, 2010, was 25.6% and 13.8%, respectively. The change in respective rates reflects, primarily, changes in our accrual for uncertain tax positions, deferred tax assets as well as a change in the geographic mix of worldwide earnings and financial results for the first quarter of 2011 compared to the same period in 2010.

The Company’s ability to realize deferred tax assets depends on its ability to generate sufficient taxable income of the same character within the carryback or carry forward periods. In assessing future GAAP taxable income, the Company has considered all sources of taxable income available to realize its deferred tax assets including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carry forwards, taxable income in carryback years and tax-planning strategies. If changes occur in the assumptions underlying the Company’s tax planning strategies or in the scheduling of the reversal of the Company’s deferred tax liabilities, the valuation allowance may need to be adjusted in the future.

Liquidity and Capital Resources

We have required capital principally to fund our working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of April 1, 2011, we had cash of $35.3 million compared to $34.7 million as of December 31, 2010.

        For the quarter ended April 1, 2011, we generated cash from operating activities of $1.9 million compared to using cash of $1.7 million for the quarter ended April 2, 2010. Operating cash flows generated in the first quarter of 2011 were from $5.8 million of net income; net non-cash activity, including depreciation and amortization of $0.6 million and stock-based compensation of $1.0 million; and increases in accounts payable of $2.8 million and accrued liabilities of $2.6 million, respectively, offset by an increase in accounts receivable of $3.4 million, an increase in inventory of $5.9 million and an increase in prepaid expenses and other current assets of $1.2 million. The increases in accounts receivable and inventory are a result of increases in customer demand and related revenue. Our cash flows from operations in any given period are largely driven by the timing of sales, the collection of accounts receivable and the payment of accounts payable.

Net cash used in investing activities for the quarter ended April 1, 2011, increased to $1.2 million from $0.9 million in the quarter ended April 2, 2010 as a result of an increase in capital expenditures. These investments in equipment and leasehold improvements reflect our continued investment in our Asian subsidiaries as well as our domestic operating units.

Net cash used in financing activities for the quarter ended April 1, 2011 was $0.1 million compared to cash provided by financing activities of $3.7 million for the quarter ended April 2, 2010. For the quarter ended April 1, 2011, our cash used in financing activities was due to payments on the Company’s term debt and capital lease obligations of $1.3 million, offset by proceeds from option exercises of $0.6 million and excess tax benefits from stock-based compensation of $0.6 million.

We anticipate that our existing cash balance and operating cash flow, together with available borrowings under our credit facility, will be sufficient to meet our working capital requirements and technology development projects for at least the next twelve months. The adequacy of these resources to meet our liquidity needs beyond that period will depend on our growth, the state of the worldwide economy, the cyclical expansion or contraction of the semiconductor capital equipment industry and the other industries we serve and capital expenditures required to meet possible increased demand for our products.

The undistributed earnings of our foreign subsidiaries at April 1, 2011 are considered to be indefinitely reinvested and no distribution of those earnings in the form of dividends or otherwise, as well as related provisions for U.S. income taxes, have been provided thereon. The Company anticipates it has adequate liquidity and capital resources at the subsidiary level and would not need to repatriate earnings.

Borrowing Arrangements

The Company has borrowing arrangements with its banking facility which includes a $25.0 million revolving credit facility and two term loans. The aggregate amount of the revolving credit facility, which matures on December 31, 2013, is subject to a borrowing base equal to 80% of eligible accounts receivable and 45% of eligible inventory (total eligible inventory not to exceed $3.0 million) and is secured by substantially all of the Company’s assets. The revolving credit facility bears interest per annum at a variable rate equal to the greater of the bank’s stated prime rate, or 4%, plus a margin of 25 basis points. The interest rate during 2011 and at April 1, 2011 on outstanding loans under the revolving credit facility was 4.25%. The revolving credit facility contains certain reporting and financial covenants that must be met on a quarterly basis in order for the Company to remain in compliance. The Company was in compliance with all of its bank covenants as of April 1, 2011. The revolving credit facility balance as of April 1, 2011 was $19.5 million.

The Company has two term loans with its banking facility, one for $3.0 million which matures on January 29, 2012 and one for $8.0 million which matures on October 21, 2013. The term loans bear interest per annum at a variable rate equal to the greater of the bank’s stated prime rate, or 4%, plus a margin of 75 basis points. The interest rate on the term loans during the quarter ended April 1, 2011 and on April 1, 2011, was 4.75%. The combined balance of the term loans as of April 1, 2011, was $7.6 million.

The Company also has a $5.0 million equipment loan that expires May 2011. The interest rate and outstanding balance on the equipment loan was 7.6% and $0.2 million, respectively, as of April 1, 2011.

Total debt outstanding as of April 1, 2011 was $27.3 million.

Capital Expenditures

Capital expenditures were $1.2 million in the quarter ended April 1, 2011, primarily due to domestic investment and continued investment in our Asian subsidiaries.

The Company’s anticipated capital expenditures for the remainder of 2011 are approximately $2.7 million.

Contractual Obligations

Other than operating leases for certain equipment and real estate and purchase order commitments primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the revolving credit facility described above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments and principal payments under debt obligations, principal payments under capital and operating leases and purchase order commitments as of April 1, 2011 (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Capital leases	$10	$10	$10	$5	$—	$—	$35
Operating leases (1)	2,961	3,535	3,222	3,012	1,270	310	14,310
Borrowing arrangements	2,945	2,771	21,584	—	—	—	27,300
Purchase order commitments	33,656	—	—	—	—	—	33,656

Total (2)	$39,572	$6,316	$24,816	$3,017	$1,270	$310	$75,301

(1)	Operating lease expense reflects (a) the lease for our headquarters facility in Hayward, California that expires in 2015; (b) the leases for manufacturing facilities in South San Francisco that expire in 2011 thru 2013 (c) the leases for manufacturing facilities in China and Singapore that expire in 2011 thru 2016 and; (d) the leases for manufacturing facilities in Austin, Texas that expire in 2016. We have options to renew certain of the leases in South San Francisco, Hayward and Austin which we expect to exercise.
(2)	As a result of the implementation of FASB’s guidance regarding accounting for uncertainty in income taxes, we have recorded an additional tax liability to offset the recognition of previously recorded excess tax benefits. Because of the uncertainty surrounding the future payment of these liabilities, the amount has been excluded from the table above.

Critical Accounting Policies, Significant Judgments and Estimates

Our condensed consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure at the date of our financial statements. Estimates and judgments are reviewed on an on-going basis, including those related to sales, inventories, intangible assets, stock compensation and income taxes. The estimates and judgments are based on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We consider certain accounting policies related to the purchase accounting, revenue recognition, inventory valuation, accounting for income taxes, valuation of intangible assets and goodwill and equity incentives to employees to be critical policies due to the estimates and judgments involved in each. Our significant accounting policies and critical estimates are disclosed in our 2010 Annual Report on Form 10-K as filed with the SEC on March 16, 2011. No material changes to our significant accounting policies and critical estimates have occurred subsequent to December 31, 2010.

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

Interest Rates

Our interest rate risk relates primarily to our outstanding debt which totals $27.3 million as of April 1, 2011, and carries interest rates pegged to the LIBOR and PRIME rates. An immediate increase in interest rates of 100 basis points would increase our interest expense by approximately $68,000 per quarter. This would be partially offset by increased interest income on our invested cash. Conversely, an immediate decline of 100 basis points in interest rates would decrease our interest expense by approximately $68,000 per quarter. This would be partially offset by decreased interest income on our invested cash.

ITEM 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the quarter ended April 1, 2011.

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

We rely on both single-source and sole-source suppliers, some of whom are relatively small, for many of the components we use in our products. In addition, our customers often specify components of particular suppliers that we must incorporate into our products. Our suppliers are under no obligation to provide us with components. As a result, the loss of or failure to perform by any of these providers could adversely affect our business and operating results. In addition, the manufacturing of certain components and subsystems is an extremely complex process. Therefore, if a supplier were unable to provide the volume of components we require on a timely basis and at acceptable prices, we would have to identify and qualify replacements from alternative sources of supply. We and certain of our vendors also contract with suppliers in Japan, and disruption in supply resulting from the earthquakes, tsunami and related events may result in certain of our or our vendors’ Japanese suppliers being unable to deliver sufficient quantities of components or raw materials at all or in a timely manner. If we, or our vendors, are unable to procure sufficient quantities of components or raw materials from suppliers in Japan or other sources, it could influence decisions by our customers to delay or cancel orders and decisions by our vendors to fulfill our purchase orders and, consequently, have a material adverse effect on our results of operations.

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

A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. As a group, three customers accounted for 72%, 79% and 81% of the Company’s sales for fiscal years 2010, 2009 and 2008, respectively. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by any one of these customers. Our customer contracts generally do not require them to place any orders with us. Consolidation among our customers, or a decision by any one or more of our customers to outsource all or most manufacturing and assembly work to a single equipment manufacturer, may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on an even smaller number of customers.

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

Although we amended our loan agreement and extended the maturity of our credit facility through December 31, 2013, we may need to raise additional funds through public or private equity or debt financing if our current cash and cash flow from operations are insufficient to fund our future activities. We may not be able to obtain additional debt financing when and if necessary in a timely manner. In addition, banks have sometimes been unable or unwilling to satisfy their obligations under existing credit arrangements. Access to capital markets has, in the past ,been unavailable to companies such as ours and there can be no assurance that we would be able to complete an equity financing on terms satisfactory to us or at all. In addition, equity financings could be dilutive to holders of our common stock, and debt financings would likely involve covenants that restrict our business operations. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, any of which could adversely affect our business, operating results and financial condition.

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

We intend to expand, as markets will allow, our operations in Asia, which includes China and Singapore. Our total assets in Asia as of April 1, 2011, were approximately $53 million.

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

Our revenue is difficult to forecast because we generally do not have a material backlog of unfilled orders and because of the short time frame within which we are often required to design, produce and deliver products to our customers. Most of our revenue in any quarter depends on customer orders for our products that we receive and fulfill in the same quarter. We do not have long-term purchase orders or contracts that contain minimum purchase commitments from our customers. Instead, we receive non-binding forecasts of the future volume of orders from our customers. Occasionally, we order and build component inventory in advance of the receipt of actual customer orders. Customers may cancel order forecasts, change production quantities from forecasted volumes or delay production for reasons beyond our control. Furthermore, reductions, cancellations or delays in customer order forecasts usually occur without penalty to or compensation from, the customer. Reductions, cancellations or delays in forecasted orders could cause us to hold inventory longer than anticipated, which could reduce our gross profit, restrict our ability to fund our operations and cause us to incur unanticipated reductions or delays in revenue. If we do not obtain orders as we anticipate, we could have excess component inventory for a specific product that we would not be able to sell to another customer, likely resulting in inventory write-offs, which could have a material adverse effect on our business, financial condition and operating results. In addition, because many of our costs are fixed in the short term, we could experience deterioration in our gross profit when our production volumes decline.

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

We have outstanding indebtedness. As of April 1, 2011, the long-term portion of our debt was $23.5 million and the short-term portion of our debt was $3.8 million, for an aggregate total of $27.3 million. Our loan agreement, as amended on October 21, 2010, contains certain reporting and financial covenants that must be met on a quarterly basis in order for the Company to remain in compliance. The covenants contained in our line of credit with the bank also restrict our ability to take certain actions, including our ability to:

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

(a) Exhibits

The following exhibits are filed with this current Report on Form 10-Q for the quarter ended April 1, 2011:

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

Date: May 6, 2011

	By:	/s/ CLARENCE L. GRANGER
	Name:	Clarence L. Granger
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2011

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