Form 10-Q
period 2011-07-01
ULTRA CLEAN HOLDINGS INC
filed 2011-08-03
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the issuer’s common stock as of July 27, 2011: 22,817,037

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	July 1, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$37,636	$34,654
Accounts receivable, net of allowance of $125 and $125, respectively	57,779	54,589
Inventory	69,871	59,288
Prepaid expenses and other	8,858	5,935

Total current assets	174,144	154,466

Equipment and leasehold improvements, net	10,256	8,971
Purchased intangibles, net	8,987	8,987
Other non-current assets	598	571

Total assets	$193,985	$172,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$3,333	$4,110
Accounts payable	48,916	45,957
Accrued compensation and related benefits	5,137	3,689
Deferred rent, current portion	833	770
Other current liabilities	5,973	3,195

Total current liabilities	64,192	57,721

Long-term debt	22,900	24,542
Deferred rent and other liabilities	2,791	3,223

Total liabilities	89,883	85,486

Commitments and contingencies (See note 6)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 22,812,703 and 22,299,982 shares issued and outstanding, in 2011 and 2010, respectively	106,611	102,796
Common shares held in treasury, at cost, 601,944 shares in 2011 and 2010	(3,337)	(3,337)
Retained earnings (deficit)	828	(11,950)

Total stockholders’ equity	104,102	87,509

Total liabilities and stockholders’ equity	$193,985	$172,995

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in thousands, except per share data)

	Three months ended		Six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Sales	$133,741	$105,878	$260,460	$204,345
Cost of goods sold	114,748	91,083	223,915	177,174

Gross profit	18,993	14,795	36,545	27,171

Operating expenses:
Research and development	1,437	1,390	3,042	2,447
Sales and marketing	2,018	1,895	4,075	3,528
General and administrative	6,045	4,941	11,748	10,004

Total operating expenses	9,500	8,226	18,865	15,979

Income from operations	9,493	6,569	17,680	11,192

Interest and other income (expense), net	(367)	(145)	(735)	(300)

Income before provision for income taxes	9,126	6,424	16,945	10,892
Income tax provision	2,168	770	4,167	1,388

Net income	$6,958	$5,654	$12,778	$9,504

Net income per share:
Basic	$0.31	$0.26	$0.57	$0.44
Diluted	$0.30	$0.25	$0.54	$0.41
Shares used in computing net income per share:
Basic	22,734	21,670	22,597	21,589
Diluted	23,482	23,016	23,528	22,905

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six months ended
	July 1, 2011	July 2, 2010
Cash flows from operating activities:
Net income	$12,778	$9,504
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,361	1,114
Excess tax benefit from stock-based compensation	(755)	(426)
Stock-based compensation	2,166	1,577
Changes in assets and liabilities:
Accounts receivable, net of allowance	(3,190)	(10,904)
Inventory	(10,583)	(8,082)
Prepaid expenses and other	(2,923)	3,205
Other non-current assets	(27)	22
Accounts payable	2,969	(2,822)
Accrued compensation and related benefits	1,448	1,942
Other liabilities	3,166	(694)

Net cash provided by (used in) operating activities	6,410	(5,564)

Cash flows used in investing activities:
Purchases of equipment and leasehold improvements	(2,656)	(2,024)
Proceeds from sale of equipment	—	46

Net cash used in investing activities	(2,656)	(1,978)

Cash flows provided by (used in) financing activities:
Proceeds from revolving credit facility	—	4,000
Principal payments on term debt and capital lease obligations	(2,421)	(998)
Excess tax benefit from stock-based compensation	755	426
Proceeds from issuance of common stock	894	518

Net cash provided by (used in) financing activities	(772)	3,946

Net increase (decrease) in cash	2,982	(3,596)
Cash and cash equivalents at beginning of period	34,654	26,697

Cash and cash equivalents at end of period	$37,636	$23,101

Supplemental items:
Cash paid/refunded during the period:
Income taxes paid	$2,190	$1,798
Income tax refunds	$(613)	$(5,005)
Interest	$616	$412
Non-cash investing activities:
Fixed asset purchases included in accounts payable	$0	$47

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

The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended December 31, 2010, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2011. The Company’s results of operations for the three and six months ended July 1, 2011, are not necessarily indicative of the results to be expected for any future periods.

Principles of Consolidation — The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation — The Company has reviewed its non-U.S. subsidiaries that operate in a local currency environment to determine their functional currency by examining how and in what currency each subsidiary generates cash through billings and cash receipts and how and in what currency the subsidiary expends cash through payment of its vendors and payment of its workforce. Also, these subsidiaries individual assets and liabilities that are primarily denominated in the local foreign currency are examined for their impact on the Company’s cash flows. All have been determined to have the U.S. dollar as its functional currency All balance sheet accounts of these local functional currency subsidiaries are translated at the fiscal period-end exchange rate, and income and expense accounts are translated using average rates in effect for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. The resulting translation adjustments are recorded as cumulative translation adjustments, and are a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are recorded in other income (expense), net.

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

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Significant sales to customers — The Company had significant sales to two customers- Applied Materials, Inc. and Lam Research Corporation , each of which accounted for 10% or more of sales for the six months ended July 1, 2011 and July 2, 2010. Sales to each of these customers as a percentage of total sales were as follows:

	Six months ended
	July 1, 2011	July 2, 2010
Customer A	33.0%	37.0%
Customer B	26.0%	27.0%

Total	59.0%	64.0%

These two customers’ accounts receivable balances were individually greater than 10% of accounts receivable and, in aggregate, represented approximately 63% and 63% of accounts receivable as of July 1, 2011 and December 31, 2010, respectively.

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

Income Taxes — The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. As of July 1, 2011, the Company maintained a full valuation allowance on its U.S. deferred tax assets and a partial valuation allowance on its non-U.S. deferred tax assets. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the condensed consolidated statements of operations as income tax expense. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on its results of operations and financial position. Management believes that it has adequately provided for any adjustments that may result from these examinations; however, the outcome of tax audits cannot be predicted with certainty.

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

	Six months ended
	July 1, 2011	July 2, 2010
Beginning balance	$204	$112
Additions related to sales	447	207
Warranty claims	(328)	(152)

Ending balance	$323	$167

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

Net Income per Share — Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options and restricted stock using the treasury stock method, except when such shares are anti-dilutive.

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

        The Company applies the fair value recognition provisions based on the FASB’s guidance regarding stock-based compensation. The exercise price of each stock option equals the market price of the Company’s stock on the date of grant. The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting periods on a straight-line basis over a weighted average period of four years and will be adjusted for subsequent changes in estimated forfeitures and future option grants. Most options are scheduled to vest over four years and expire no later than ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected term of the awards; the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company estimates the expected term of share-based awards granted based, in part, on the Company’s historical option term experience. The Company estimates the volatility of its common stock based upon the Company’s historical stock price volatility over the length of the expected term of the options. The Company bases the risk-free interest rate that it uses in the option valuation model on U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. Currently, the Company considers semi-annually whether there have been any significant changes in facts and circumstances that would affect its forfeiture rate.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Stock Options

The assumptions used for stock option grants are outlined in the following table:

	Three months ended		Six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Dividend yield	—	—	—	0.0%
Expected volatility	—	—	—	75.0%
Risk-free interest rate	—	—	—	2.3%
Expected life (in years)	—	—	—	5.5

There were no options issued by the Company during the six month period ended July 1, 2011 and the three month period ended July 2, 2010.

The following table summarizes information with respect to options granted, exercised and canceled for the six months ended July 1, 2011 and outstanding at July 1, 2011:

Number of Shares
Options outstanding at December 31, 2010	1,982,963
Granted	—
Exercised	(236,680)
Canceled	(26,269)

Options outstanding at July 1, 2011	1,720,014

The weighted-average exercise price, aggregate intrinsic value and weighted average remaining contractual life of outstanding options as of July 1, 2011 were $6.39 per share, $6.8 million and 5.6 years, respectively. As of July 1, 2011, 1,360,987 options with a weighted-average exercise price of $7.62 per share, aggregate intrinsic value of $4.0 million and a weighted average remaining contractual life of 5.0 years were exercisable. The total unamortized expense of the Company’s unvested options, net of forfeitures, as of July 1, 2011, was $0.3 million. The weighted average estimated fair value of employee stock option grants for the three months ended April 2, 2010 was $4.27 per share.

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

Restricted Stock Units — RSU’s are granted to employees with a per share or unit purchase price of zero dollars and either have time based or performance based vesting. RSU’s typically vest over three years, subject to the employee’s continued service with the Company. For purposes of determining compensation expense related to these RSU’s, the fair value is determined based on the closing market price of the Company’s common stock on the date of award. The expected cost of the grant is reflected over the service period, and is reduced for estimated forfeitures. The Company granted 443,500 RSU’s (including 66,250 performance stock units) during the quarter ended April 1, 2011, with a weighted average fair value of $10.30 per share and granted 249,550 RSU’s during the quarter ended July 1, 2011, with a weighted average fair value of $11.20 per share. The Company granted 614,500 RSU’s during the first quarter ended April 2, 2010, with a weighted average fair value of $8.87 per share and granted 12,500 RSU’s during the second quarter ended July 2, 2010, with a weighted average fair value of $9.33 per share. As of July 1, 2011, $8.0 million of stock-based compensation cost, net of forfeitures, related to RSU’s remains to be amortized, of which substantially all is expected to be recognized over an estimated period of less than three years. As of July 1, 2011, a total of 1,215,603 RSU’s remain outstanding with an aggregate intrinsic value of $11.4 million and a weighted average remaining contractual term of 1.6 years.

Restricted Stock Awards — During the quarter ended July 1, 2011, the Company issued 37,500 shares of RSA’s to its non-employee directors. The total unamortized expense of the Company’s unvested RSA’s as of July 1, 2011, was approximately $0.4 million.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table summarizes the Company’s restricted stock unit and restricted stock award activity for the six months ended July 1, 2011 (in thousands):

Number of Shares
Unvested restricted stock units and restricted stock awards at December 31, 2010	797
Granted	731
Vested	(269)
Forfeited	(13)

Unvested restricted stock units and restricted stock awards at July 1, 2011	1,246

The following table shows the Company’s stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three months ended		Six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Cost of sales	$329	$219	$650	$414
Research and development	79	108	158	101
Sales and marketing	93	116	214	185
General and administrative	663	467	1,144	877

Total stock-based compensation expense	1,164	910	2,166	1,577
Income tax benefit	(277)	(109)	(534)	(201)

Total stock-based compensation expense, net of income tax benefit	$887	$801	$1,632	$1,376

(1)	As of July 1, 2011 and July 2, 2010, there were no stock-based compensation expenses capitalized in inventory.

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

In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income that increases comparability between U.S. GAAP and IFRS. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presenting in one continuous statement or two separate but consecutive statements. This guidance is effective for the Company’s interim and annual periods beginning January 1, 2012. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements, as it only requires a change in the format of presentation.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

2. Balance Sheet Information (in thousands)

Inventory consisted of the following (in thousands):

	July 1, 2011	December 31, 2010
Raw materials	$51,195	$43,522
Work in process	18,739	17,448
Finished goods	3,720	1,440

	73,654	62,410
Reserve for excess and obsolete	(3,783)	(3,122)

Total	$69,871	$59,288

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	July 1, 2011	December 31, 2010
Computer equipment and software	$7,219	$6,516
Furniture and fixtures	1,614	1,522
Machinery and equipment	8,329	7,254
Leasehold improvements	10,879	10,094

	28,041	25,386
Accumulated depreciation and amortization	(17,785)	(16,415)

Total	$10,256	$8,971

3. Borrowing Arrangements

The Company has borrowing arrangements with its banking facility which includes a $25.0 million revolving credit facility and two term loans. The aggregate amount of the revolving credit facility, which matures on December 31, 2013, is subject to a borrowing base equal to 80% of eligible accounts receivable and 45% of eligible inventory (total eligible inventory not to exceed $3.0 million) and is secured by substantially all of the Company’s assets. The revolving credit facility bears interest per annum at a variable rate equal to the greater of prime rate, as defined per the loan agreement, or 4%, plus a margin of 25 basis points. The interest rate during the second quarter of 2011 and on July 1, 2011 on outstanding loans under the revolving credit facility was 4.25%. The revolving credit facility contains certain reporting and financial covenants that must be met on a quarterly basis in order for the Company to remain in compliance. The Company was in compliance with all of its bank covenants as of July 1, 2011. The revolving credit facility balance as of July 1, 2011 was $19.5 million.

The Company has two term loans with its banking facility, one for $3.0 million which matures on January 29, 2012 and one for $8.0 million which matures on October 21, 2013. The term loans bear interest per annum at a variable rate equal to the greater of prime rate, as defined per the loan agreements, or 4%, plus a margin of 75 basis points. The interest rate during the second quarter of 2011 and on July 1, 2011 on the term loans was 4.75%. The combined balance of the term loans as of July 1, 2011 was $6.8 million.

The Company also had a $5.0 million equipment loan that was paid off during the quarter.

Total debt outstanding as of July 1, 2011, was $26.3 million.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

4. Income Tax

The Company’s income tax provision and related effective tax rate for the three and six month periods ended July 1, 2011 was $2,168,000 and 23.8%, and $4,167,000 and 24.6%, respectively. The Company’s income tax provision and related effective tax rate for the three and six month periods ended July 2, 2010 was $770,000 and 12.0%, and $1,388,000 and 12.7%, respectively. The change in respective rates reflects, primarily, changes in the Company’s accrual for uncertain tax positions, deferred tax assets as well as changes in the geographic mix of worldwide earnings and financial results for the periods presented for 2011 compared to the same periods in 2010.

The following table summarizes the activity related to the Company’s uncertain tax positions (in thousands):

	Six months ended
	July 1, 2011	July 2, 2010
Balance as of the beginning of period	$39	$920
Increases related to prior year tax positions	—	1
Expiration of the statute of limitations for the assessment of taxes	(39)	—
Finalization of tax audits	—	(882)

Balance as of the end of period	$0	$39

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

As of July 1, 2011, the Company maintained a full valuation allowance on its U.S. deferred tax assets and a partial valuation allowance on its non-U.S. deferred tax assets for a total valuation allowance of $7.4 million. In order to reverse a valuation allowance, the Company is required to review its cumulative twelve-quarter income/loss as well as its ability to generate sufficient future taxable income to realize the Company’s net deferred tax assets. The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company’s 2005 and 2006 state income tax returns are currently under examination by the California Franchise Tax Board and the Company’s state income tax returns are open to audit under the statute of limitations for the fiscal years 2005 through 2009. The Company is also subject to examination in various other jurisdictions for various periods. During the second quarter of 2010, the Internal Revenue Service completed their audit of the Company’s tax returns for the years 2006 through 2009. The Company’s federal returns are still open under the statute of limitations for fiscal years 2004 through 2005.

The Company is currently experiencing a tax holiday related to its Singapore subsidiary that will expire for tax years beginning January 2015. The Company’s Singapore subsidiary recorded a net profit for the quarter and six months ended July 1, 2011.

The undistributed earnings of the Company’s foreign subsidiaries at July 1, 2011, are considered to be indefinitely reinvested and no distribution of those earnings in the form of dividends or otherwise, as well as related provisions for U.S. income taxes, have been provided thereon. The Company anticipates it has adequate liquidity and capital resources at the subsidiary level and would not need to repatriate earnings.

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

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share data):

	Three months ended		Six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Numerator:
Net income	$6,958	$5,654	$12,778	$9,504
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	22,764	21,700	22,627	21,619
Weighted average common shares outstanding subject to repurchase	(30)	(30)	(30)	(30)

Shares used in computing basic net income per share	22,734	21,670	22,597	21,589
Shares used in computation — diluted:
Weighted average common shares outstanding	22,734	21,670	22,597	21,589

Dilutive effect of stock options, restricted stock units, restricted stock awards and employee stock purchase plan	748	1,346	931	1,316

Shares used in computing diluted net income per share	23,482	23,016	23,528	22,905
Net income per share — basic	$0.31	$0.26	$0.57	$0.44
Net income per share — diluted	$0.30	$0.25	$0.54	$0.41

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

6. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $25.3 million at July 1, 2011.

The Company leases properties domestically in Hayward, California, Austin, Texas and South San Francisco, California and internationally in China and Singapore. The Company’s total remaining future minimum lease payments as of July 1, 2011, over the remaining terms of these leases will be approximately $13.3 million.

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

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth revenue by geographic area (in thousands):

	Three months ended		Six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
United States	$103,634	$97,065	$213,442	$192,773
Export sales to Europe and Asia	30,107	8,813	47,018	11,572

	$133,741	$105,878	$260,460	$204,345

At July 1, 2011 and July 2, 2010, approximately $4.3 million and $2.6 million, respectively, of the Company’s long-lived assets were located in Asia, and the remaining balances were located in the United States.

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

Our two largest customers accounted for approximately 59% of the Company’s sales in the first six months of 2011.

Financial Highlights

Our operating results for the three months ended July 1, 2011, compared to the same period in the prior year reflects an increase in demand of our products. Sales for the three months ended July 1, 2011, were $133.7 million, an increase of $27.9 million, or 26.3%, from the comparable period of 2010. Gross profit for the three months ended July 1, 2011 increased $4.2 million, to $19.0 million, or 14.2% of sales, from $14.8 million, or 14.0% of sales, during the same period in the prior year. Total operating expenses for the three months ended July 1, 2011 increased to $9.5 million, or 7.1% of sales, compared to $8.2 million, or 7.8% of sales, for the same period of the prior year. We earned net income of $7.0 million for the three period ended July 1, 2011 compared to net income of $5.7 million during the same period of the prior year as a result of an increase in sales and gross profits.

Results of Operations

For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in our quarterly report.

	Three months ended		Six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.8%	86.0%	86.0%	86.7%

Gross profit	14.2%	14.0%	14.0%	13.3%
Operating expenses:
Research and development	1.1%	1.3%	1.2%	1.2%
Sales and marketing	1.5%	1.8%	1.6%	1.7%
General and administrative	4.5%	4.7%	4.4%	4.9%

Total operating expenses	7.1%	7.8%	7.2%	7.8%

Income from operations	7.1%	6.2%	6.8%	5.5%

Interest and other income (expense), net	(0.3)%	(0.1)%	(0.3)%	(0.1)%

Income before provision for income taxes	6.8%	6.1%	6.5%	5.4%

Income tax provision	1.6%	0.7%	1.6%	0.7%

Net income	5.2%	5.4%	4.9%	4.7%

Sales

Sales for the three months ended July 1, 2011 increased $27.8 million, or 26.3%, to $133.7 million from $105.9 million in the comparable period of 2010. Sales for the six months ended July 1, 2011 increased $56.1 million, or 27.5%, to $260.5 million from $204.3 million in the comparable period of 2010. Substantially all of the revenue increase is attributable to volume increases at relatively constant prices with existing customers. We expect sales to decrease in the third quarter of 2011 primarily due to a slow down in the semiconductor industry.

Gross Profit

Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold. Gross profit for the three months ended July 1, 2011 increased $4.2 million to $19.0 million, or 14.2% of sales, from $14.8 million, or 14.0% of sales, for the same period in 2010. Gross profit for the six months ended July 1, 2011 increased $9.4 million to $36.6 million, or 14.0% of sales, from $27.2 million, or 13.3% of sales, for the same period in 2010. Our gross margins for the three and six months ended July 1, 2011 increased from the comparable periods in 2010 due primarily to increased unit volume manufactured due to increased sales during the three and six months ended July 1, 2011, which provided for greater factory utilization.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the for the three months ended July 1, 2011 was $1.4 million, or 1.1% of sales, compared to 1.4 million, or 1.3% of sales in the same quarter in 2010. Research and development expense for the for the six months ended July 1, 2011 was $3.0 million, or 1.2% of sales, compared to 2.4 million, or 1.2% of sales in the comparable period in 2010. The increase in expense is due to an increase in headcount and associated costs and the reassignment of existing resources to new product development activities.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the three months ended July 1, 2011 increased $0.1 million to $2.0 million, or 1.5% of sales, compared to $1.9 million, or 1.8% of sales, in the comparable quarter of 2010. Sales and marketing expense for the six months ended July 1, 2011 increased $0.5 million to $4.1 million, or 1.6% of sales, compared to $3.5 million, or 1.7% of sales, in the comparable period of 2010. The decrease in percent of sales and marketing expense is due to an increase in sales for the three and six months ended July 1, 2011, as compared to comparable periods of 2010. The increase in expense is primarily due to increased payroll and related benefit costs resulting from an increase in headcount and commissions as a result of increased revenue.

General and Administrative Expense

General and administrative expense consists primarily of salaries and overhead associated with our administrative staff and professional fees. General and administrative expense for the three months ended July 1, 2011 increased approximately $1.1 million, or 22.3% in the second quarter of 2011 to $6.0 million, or 4.5% of sales, compared with $4.9 million, or 4.7% of sales, in the comparable period of 2010. General and administrative expense for the six months ended July 1, 2011 increased approximately $1.7 million, or 17.4% to $11.7 million, or 4.5% of sales, compared with $10.0 million, or 4.9% of sales, in the comparable period of 2010. The increase in dollars when comparing the three and six months ended July 1, 2011, with the comparable periods in 2010 is due to an increase in payroll and related benefit costs associated with an increase in headcount, offset by reductions in fees for certain outside professional services. The decrease in general and administrative expense as a percent of sales in the three and six months ended July 1, 2011, compared to comparable periods of 2010 is due to increased sales.

Interest and Other Income (Expense), net

Interest and other income (expense), net for the three and six months ended July 1, 2011 was $(0.4) million and $(0.7) million compared to $(0.1) million and $(0.3) million in the comparable periods of 2010, respectively . The increase in expense for the three and six months ended July 1, 2011 is primarily attributable to an increase in interest expense associated with an $8.0 million term-loan the Company entered into in October 2010.

Income Tax Provision

Our effective tax rate for the three month periods ended July 1, 2011 and July 2, 2010, was 23.8% and 12.0%, respectively. Our effective tax rate for the six month periods ended July 1, 2011 and July 2, 2010, was 24.6% and 12.7%, respectively. The change in respective rates reflects, primarily, changes in our accrual for uncertain tax positions, deferred tax assets as well as a change in the geographic mix of worldwide earnings and financial results for the first half of 2011 compared to the comparable period in 2010.

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

Liquidity and Capital Resources

We have required capital principally to fund our working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of July 1, 2011, we had cash of $37.6 million compared to $34.7 million as of December 31, 2010.

For the six months ended July 1, 2011, we generated cash from operating activities of $6.4 million compared to using cash of $5.6 million for the six months ended July 2, 2010. Operating cash flows generated in the first half of 2011 were from $12.8 million of net income; net non-cash activity, including depreciation and amortization of $1.4 million and stock-based compensation of $2.2 million; and increases in accounts payable of $3.0 million and accrued compensation and other liabilities of $4.5 million, respectively, offset by an increase in accounts receivable of $3.2 million, an increase in inventory of $10.6 million and an increase in prepaid expenses and other current assets of $2.9 million. The increases in accounts receivable and inventory are a result of increases in customer demand and related revenue. Our cash flows from operations in any given period are largely driven by the timing of sales, the collection of accounts receivable and the payment of accounts payable.

Net cash used in investing activities for the six months ended July 1, 2011, increased to $2.7 million from $2.0 million for the same period ended July 2, 2010. Capital expenditures for the six months ended July 1, 2011 reflect our continued investment in our Asian subsidiaries as well as our domestic operating units.

Net cash used in financing activities for the six months ended July 1, 2011 was $0.8 million compared to net cash provided by financing activities of $3.9 million for the six months ended July 2, 2010. For the six months ended July 1, 2011, our cash used in financing activities was due to payments on the Company’s term debt and capital lease obligations of $2.4 million, offset by proceeds from option exercises and the Company’s stock purchase program of $0.9 million and excess tax benefits from stock-based compensation of $0.8 million.

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

The undistributed earnings of our foreign subsidiaries at July 1, 2011 are considered to be indefinitely reinvested and no distribution of those earnings in the form of dividends or otherwise, as well as related provisions for U.S. income taxes, have been provided thereon. The Company anticipates it has adequate liquidity and capital resources at the subsidiary level and would not need to repatriate earnings.

Borrowing Arrangements

The Company has borrowing arrangements with its banking facility which includes a $25.0 million revolving credit facility and two term loans. The aggregate amount of the revolving credit facility, which matures on December 31, 2013, is subject to a borrowing base equal to 80% of eligible accounts receivable and 45% of eligible inventory (total eligible inventory not to exceed $3.0 million) and is secured by substantially all of the Company’s assets. The revolving credit facility bears interest per annum at a variable rate equal to the greater of prime rate, as defined per the loan agreement, or 4%, plus a margin of 25 basis points. The interest rate during the second quarter of 2011 and on July 1, 2011 on outstanding loans under the revolving credit facility was 4.25%. The revolving credit facility contains certain reporting and financial covenants that must be met on a quarterly basis in order for the Company to remain in compliance. The Company was in compliance with all of its bank covenants as of July 1, 2011. The revolving credit facility balance as of July 1, 2011 was $19.5 million.

The Company has two term loans with its banking facility, one for $3.0 million which matures on January 29, 2012 and one for $8.0 million which matures on October 21, 2013. The term loans bear interest per annum at a variable rate equal to the greater of prime rate, as defined per the loan agreements, or 4%, plus a margin of 75 basis points. The interest rate during the second quarter of 2011 and on July 1, 2011 on the term loans was 4.75%. The combined balance of the term loans as of July 1, 2011 was $6.8 million.

The Company also had a $5.0 million equipment loan that was paid off during the quarter.

Total debt outstanding as of July 1, 2011, was $26.3 million.

Capital Expenditures

Capital expenditures were $2.7 million for the six month period ended July 1, 2011, primarily due to domestic investment and continued investment in our Asian subsidiaries.

The Company’s anticipated capital expenditures for the remainder of 2011 are approximately $2.8 million.

Contractual Obligations

Other than operating leases for certain equipment and real estate and purchase order commitments primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the revolving credit facility described above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments and principal payments under debt obligations, principal payments under capital and operating leases and purchase order commitments as of July 1, 2011 (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Capital leases	$5	$10	$10	$7	$—	$—	$32
Operating leases (1)	2,000	3,595	3,286	3,060	1,275	311	13,527
Borrowing arrangements	1,578	2,843	21,812	—	—	—	26,233
Purchase order commitments	25,250	—	—	—	—	—	25,250

Total (2)	$28,833	$6,448	$25,108	$3,067	$1,275	$311	$65,042

(1)	Operating lease expense reflects (a) the lease for our headquarters facility in Hayward, California that expires in 2015; (b) the leases for manufacturing facilities in South San Francisco that expire in 2011 thru 2013 (c) the leases for manufacturing facilities in China and Singapore that expire in 2011 thru 2016 and; (d) the leases for manufacturing facilities in Austin, Texas that expire in 2016. We have options to renew certain of the leases in South San Francisco, Hayward and Austin which we expect to exercise.
(2)	As a result of the implementation of FASB’s guidance regarding accounting for uncertainty in income taxes, we have recorded an additional tax liability to offset the recognition of previously recorded excess tax benefits. Because of the uncertainty surrounding the future payment of these liabilities, the amount has been excluded from the table above.

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

Interest Rates

Our interest rate risk relates primarily to our outstanding debt which totals $26.3 million as of July 1, 2011, and carries interest rates pegged to the LIBOR and PRIME rates, as defined. An immediate increase in interest rates of 100 basis points would increase our interest expense by approximately $66,000 per quarter. This would be partially offset by increased interest income on our invested cash. Conversely, an immediate decline of 100 basis points in interest rates would decrease our interest expense by approximately $66,000 per quarter. This would be partially offset by decreased interest income on our invested cash.

ITEM 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the quarter ended July 1, 2011.

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

We made capital expenditures of approximately $2.7 million during the six months ended July 1, 2011, related to the development of our manufacturing facilities in the United States, China and Singapore. The amount of our future capital requirements will depend on many factors, including:

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

Although we amended our loan agreement and extended the maturity of our credit facility through December 31, 2013, we may need to raise additional funds through public or private equity or debt financing if our current cash and cash flow from operations are insufficient to fund our future activities. We may not be able to obtain additional debt financing when and if necessary in a timely manner. In addition, banks have sometimes been unable or unwilling to satisfy their obligations under existing credit arrangements. Access to capital markets has, in the past, been unavailable to companies such as ours and there can be no assurance that we would be able to complete an equity financing on terms satisfactory to us or at all. In addition, equity financings could be dilutive to holders of our common stock, and debt financings would likely involve covenants that restrict our business operations. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, any of which could adversely affect our business, operating results and financial condition.

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

We intend to expand, as markets will allow, our operations in Asia, which includes China and Singapore. Our total assets in Asia as of July 1, 2011, were approximately $67.0 million.

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

We have outstanding indebtedness. As of July 1, 2011, the long-term portion of our debt was $22.9 million and the short-term portion of $3.3 million, for an aggregate total of $26.2 million. Our loan agreement, as amended on October 21, 2010, contains certain reporting and financial covenants that must be met on a quarterly basis in order for the Company to remain in compliance. The covenants contained in our line of credit with the bank also restrict our ability to take certain actions, including our ability to:

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved)

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a) Exhibits

The following exhibits are filed with this current Report on Form 10-Q for the quarter ended July 1, 2011:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA CLEAN HOLDINGS, INC.
(Registrant)

Date: August 3, 2011

	By:	/s/ CLARENCE L. GRANGER
	Name:	Clarence L. Granger
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2011

	By:	/s/ KEVIN C. EICHLER
	Name:	Kevin C. Eichler
	Title:	Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document