Form 10-Q
period 2011-09-30
ULTRA CLEAN HOLDINGS INC
filed 2011-11-03
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Number of shares outstanding of the issuer’s common stock as of October 21, 2011: 22,856,375

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$37,872	$34,654
Accounts receivable, net of allowance of $44 and $125, respectively	47,670	54,589
Inventory	59,267	59,288
Prepaid expenses and other	10,216	5,935

Total current assets	155,025	154,466

Equipment and leasehold improvements, net	10,293	8,971
Purchased intangibles, net	8,987	8,987
Other non-current assets	590	571

Total assets	$174,895	$172,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$3,071	$4,110
Accounts payable	26,931	45,957
Accrued compensation and related benefits	3,231	3,689
Deferred rent, current portion	864	770
Other current liabilities	7,411	3,195

Total current liabilities	41,508	57,721

Long-term debt	22,483	24,542
Deferred rent and other liabilities	2,559	3,223

Total liabilities	66,550	85,486

Commitments and contingencies (See note 6)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 22,856,375 and 22,299,982 shares issued and outstanding, in 2011 and 2010, respectively	107,699	102,796
Common shares held in treasury, at cost, 601,944 shares in 2011 and 2010	(3,337)	(3,337)
Retained earnings (deficit)	3,983	(11,950)

Total stockholders’ equity	108,345	87,509

Total liabilities and stockholders’ equity	$174,895	$172,995

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in thousands, except per share data)

	Three months ended		Nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Sales	$105,306	$118,486	$365,766	$322,831
Cost of goods sold	92,454	101,285	316,369	278,461

Gross profit	12,852	17,201	49,397	44,370

Operating expenses:
Research and development	1,252	1,455	4,294	3,951
Sales and marketing	1,679	1,861	5,754	4,923
General and administrative	5,611	5,359	17,359	15,781

Total operating expenses	8,542	8,675	27,407	24,655

Income from operations	4,310	8,526	21,990	19,715

Interest and other income (expense), net	(275)	(237)	(1,010)	(534)

Income before provision for income taxes	4,035	8,289	20,980	19,181
Income tax provision	880	1,592	5,047	2,980

Net income	$3,155	$6,697	$15,933	$16,201

Net income per share:
Basic	$0.14	$0.31	$0.70	$0.75
Diluted	$0.14	$0.29	$0.68	$0.71
Shares used in computing net income per share:
Basic	22,804	21,891	22,666	21,702
Diluted	23,246	23,060	23,484	22,930

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine months ended
	September 30, 2011	October 1, 2010
Cash flows from operating activities:
Net income	$15,933	$16,201
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,172	1,717
Excess tax benefit from stock-based compensation	(753)	(1,107)
Stock-based compensation	3,252	2,442
Changes in assets and liabilities:
Accounts receivable, net of allowance	6,919	(11,767)
Inventory	21	(17,065)
Prepaid expenses and other	(4,281)	1,988
Other non-current assets	(19)	42
Accounts payable	(19,026)	4,915
Accrued compensation and related benefits	(458)	1,005
Other liabilities	4,403	667

Net cash provided by (used in) operating activities	8,163	(962)

Cash flows used in investing activities:
Purchases of equipment and leasehold improvements	(3,494)	(2,564)
Proceeds from sale of equipment	—	46

Net cash used in investing activities	(3,494)	(2,518)

Cash flows provided by (used in) financing activities:
Proceeds from revolving credit facility	—	4,000
Principal payments on term debt and capital lease obligations	(3,101)	(1,504)
Excess tax benefit from stock-based compensation	753	1,107
Proceeds from issuance of common stock	897	908

Net cash provided by (used in) financing activities	(1,451)	4,511

Net increase in cash	3,218	1,031
Cash and cash equivalents at beginning of period	34,654	26,697

Cash and cash equivalents at end of period	$37,872	$27,728

Supplemental items:
Cash paid/refunded during the period:
Income taxes paid	$2,196	$3,132
Income tax refunds	$(613)	$(5,005)
Interest	$880	$630
Non-cash investing activities:
Fixed asset purchases included in accounts payable	$59	$81

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

The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended December 31, 2010, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2011. The Company’s results of operations for the three and nine months ended September 30, 2011, are not necessarily indicative of the results to be expected for any future periods.

Principles of Consolidation — The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation — The Company has reviewed its non-U.S. subsidiaries that operate in a local currency environment to determine their functional currency by examining how and in what currency each subsidiary generates cash through billings and cash receipts and how and in what currency the subsidiary expends cash through payment of its vendors and payment of its workforce. Also, these subsidiaries individual assets and liabilities that are primarily denominated in the local foreign currency are examined for their impact on the Company’s cash flows. All have been determined to have the U.S. dollar as its functional currency. All balance sheet accounts of these local functional currency subsidiaries are translated at the fiscal period-end exchange rate, and income and expense accounts are translated using average rates in effect for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. The resulting translation adjustments are recorded as cumulative translation adjustments, and are a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are recorded in other income (expense), net.

Use of Accounting Estimates — The presentation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the Company’s best estimates and judgments routinely require adjustment as actual amounts may differ from those estimates.

Certain Significant Risks and Uncertainties — The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, any of the following areas could have a negative effect on the Company in terms of its future financial position, results of operations or cash flows: the general state of the U.S. and world economies, the highly cyclical nature of the industries the Company serves; the loss of any of a small number of customers; ability to obtain additional financing; pursuing acquisition opportunities; regulatory changes; fundamental changes in the technology underlying semiconductor, flat panel, solar and medical device manufacturing processes or manufacturing equipment; the hiring, training and retention of key employees; successful and timely completion of product design efforts; claims by third parties that the Company infringes the intellectual property, including patents, of such third parties; and new product design introductions by competitors.

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

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Significant sales to customers — The Company had significant sales to two customers- Applied Materials, Inc. and Lam Research Corporation , each of which accounted for 10% or more of sales for the nine months ended September 30, 2011 and October 1, 2010. Sales to each of these customers as a percentage of total sales were as follows:

	Nine months ended
	September 30, 2011	October 1, 2010
Customer A	33.0%	35.0%
Customer B	26.0%	29.0%

Total	59.0%	64.0%

Customers’ accounts receivable balances individually greater than 10% of total accounts receivable, in aggregate, represented approximately 80% and 63% of accounts receivable as of September 30, 2011, and December 31, 2010, respectively.

Fair Value of Financial Instruments — The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and bank borrowings. The carrying value of these instruments approximates their fair value because of their short-term nature.

Fiscal Year — The Company uses a 52-53 week fiscal year ending on the Friday nearest December 31. All references to quarters refer to fiscal quarters and all references to years refer to fiscal years. The current fiscal quarter ended on September 30, 2011, while the fiscal quarter for the same period a year ago ended on October 1, 2010.

Income Taxes — The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. As of September 30, 2011, the Company maintained a full valuation allowance on its U.S. deferred tax assets and a partial valuation allowance on its non-U.S. deferred tax assets. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the condensed consolidated statements of operations as income tax expense. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on its results of operations and financial position. Management believes that it has adequately provided for any adjustments that may result from these examinations; however, the outcome of tax audits cannot be predicted with certainty.

The Company files income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. The Company’s 2007 through 2009 state income tax returns are open to audit under the statute of limitations by the California Franchise Tax Board. The Company is also subject to examination in various other jurisdictions for various periods. The Company’s federal returns are still open under the statute of limitations for fiscal years 2004 through 2005.

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

	Nine months ended
	September 30, 2011	October 1, 2010
Beginning balance	$ 204	$ 112
Additions related to sales	627	318
Warranty claims	(473)	(248)

Ending balance	$ 358	$ 182

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

Stock-Based Compensation Expense

The Company maintains stock-based compensation plans which allow for the issuance of equity-based awards to executives and certain employees. These equity-based awards include stock options, restricted stock awards and restricted stock units which can be either time-based or performance-based. The Company also maintains an employee stock purchase plan that provides for the issuance of shares to all eligible employees of the Company at a discounted price.

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

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Stock Options

The assumptions used for stock option grants are outlined in the following table:

	Three months ended		Nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Dividend yield	—	—	—	0.0%
Expected volatility	—	—	—	76.0%
Risk-free interest rate	—	—	—	2.3%
Expected life (in years)	—	—	—	5.3

There have been no options issued by the Company since the quarter ended April 2, 2010.

The following table summarizes information with respect to options granted, exercised and canceled for the nine months ended September 30, 2011 and outstanding at September 30, 2011:

Number of Shares
Options outstanding at December 31, 2010	1,982,963
Granted	—
Exercised	(239,519)
Canceled	(46,517)

Options outstanding at September 30, 2011	1,696,927

The weighted-average exercise price, aggregate intrinsic value and weighted average remaining contractual life of outstanding options as of September 30, 2011 were $6.46 per share, $1.8 million and 5.2 years, respectively. As of September 30, 2011, 1,408,289 options with a weighted-average exercise price of $7.43 per share, aggregate intrinsic value of $1.0 million and a weighted average remaining contractual life of 4.7 years were exercisable. The total unamortized expense of the Company’s unvested options, net of forfeitures, as of September 30, 2011, was $0.2 million. The weighted average estimated fair value of employee stock option grants for the three months ended April 2, 2010 was $4.27 per share.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (ESPP) that provides for the issuance of shares to all eligible employees of the Company at a discounted price. Under the ESPP, substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 95 percent of the fair market value of the Company’s stock at the end of each applicable purchase period.

Restricted Stock Units and Restricted Stock Awards

The Company grants Restricted Stock Units (RSUs) to employees and Restricted Stock Awards (RSAs) to non-employee directors as part of the Company’s long term equity compensation plan.

Restricted Stock Units — RSUs are granted to employees with a per share or unit purchase price of zero dollars and either have time based or performance based vesting. RSUs typically vest over three years, subject to the employee’s continued service with the Company. For purposes of determining compensation expense related to these RSUs, the fair value is determined based on the closing market price of the Company’s common stock on the date of award. The expected cost of the grant is reflected over the service period, and is reduced for estimated forfeitures. The Company granted 443,500 RSUs (including 66,250 performance stock units) during the quarter ended April 1, 2011, with a weighted average fair value of $10.30 per share and granted 249,550 RSUs during the quarter ended July 1, 2011, with a weighted average fair value of $11.20 per share. There were no grants of RSUs during the quarter ended September 30, 2011. The Company granted 614,500 RSUs during the first quarter ended April 2, 2010, with a weighted average fair value of $8.87 per share; granted 12,500 RSUs during the second quarter ended July 2, 2010, with a weighted average fair value of $9.33 per share; and granted 23,500 RSUs during the quarter ended October 1, 2010, with a weighted average fair value of $9.53 per share. As of September 30, 2011, $6.6 million of stock-based compensation cost, net of forfeitures, related to RSUs remains to be amortized, of which substantially all is expected to be recognized over an estimated period of approximately 2.3 years. As of September 30, 2011, a total of 1,100,266 RSUs remain outstanding with an aggregate intrinsic value of $4.7 million and a weighted average remaining contractual term of 1.5 years.

Restricted Stock Awards — During the quarter ended July 1, 2011, the Company issued 37,500 shares of RSAs to its non-employee directors. The total unamortized expense of the Company’s unvested RSAs as of September 30, 2011, was approximately $0.3 million. The Company did not issue RSAs during the quarter ended April 1, 2011 or quarter ended September 30, 2011.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table summarizes the Company’s restricted stock unit and restricted stock award activity for the nine months ended September 30, 2011 (in thousands):

Number of Shares
Unvested restricted stock units and restricted stock awards at December 31, 2010	797
Granted	731
Vested	(309)
Forfeited	(89)

Unvested restricted stock units and restricted stock awards at September 30, 2011	1,130

The following table shows the Company’s stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three months ended		Nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Cost of sales	$375	$263	$1,025	$677
Research and development	89	72	247	172
Sales and marketing	88	104	302	289
General and administrative	534	426	1,678	1,304

	1,086	865	3,252	2,442
Income tax benefit	(237)	(167)	(771)	(367)

Total stock-based compensation expense	$849	$698	$2,481	$2,075

(1)	As of September 30, 2011 and October 1, 2010, there were no stock-based compensation expenses capitalized in inventory.

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

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

2. Balance Sheet Information (in thousands)

Inventory consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$48,337	$43,522
Work in process	12,469	17,448
Finished goods	2,162	1,440

	62,968	62,410
Reserve for excess and obsolete	(3,701)	(3,122)

Total	$59,267	$59,288

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Computer equipment and software	$7,369	$6,516
Furniture and fixtures	1,663	1,522
Machinery and equipment	8,969	7,254
Leasehold improvements	10,863	10,094

	28,864	25,386
Accumulated depreciation and amortization	(18,571)	(16,415)

Total	$10,293	$8,971

3. Borrowing Arrangements

The Company has borrowing arrangements with its banking facility which includes a $25.0 million revolving credit facility and two term loans. The aggregate amount of the revolving credit facility, which matures on December 31, 2013, is subject to a borrowing base equal to 80% of eligible accounts receivable and 45% of eligible inventory (total eligible inventory not to exceed $3.0 million) and is secured by substantially all of the Company’s assets. The revolving credit facility bears interest per annum at a variable rate equal to the greater of prime rate, as defined in the loan agreement, plus a margin of 25 basis points. The interest rate during the third quarter ended September 30, 2011, on the revolving credit facility was 3.5%, a decrease of 75 basis points 4.25% during the first six months of 2011. The interest rate at September 30, 2011, on the revolving credit facility was 3.5%. The revolving credit facility contains certain reporting and financial covenants that must be met on a quarterly basis in order for the Company to remain in compliance. The Company was in compliance with all of its bank covenants as of September 30, 2011. The revolving credit facility balance as of September 30, 2011 was $19.5 million.

The Company has two term loans with its banking facility, one for $3.0 million which matures on January 29, 2012 and one for $8.0 million which matures on October 21, 2013. The term loans bear interest per annum at a variable rate equal to the greater of prime rate, as defined per the loan agreement, plus a margin of 75 basis points. The interest rate during the third quarter ended September 30, 2011, on outstanding term loans was 4.0%, a decrease of 75 basis points 4.75% during the first six months of 2011. The interest rate at September 30, 2011, on the term loans was 4.00%. The combined balance of the term loans as of September 30, 2011 was $6.1 million.

Total debt outstanding as of September 30, 2011, was $25.6 million.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

4. Income Tax

The Company’s income tax provision and related effective tax rate for the three and nine month periods ended September 30, 2011 was $880,000 and 21.8%, and $5,047,000 and 24.1%, respectively. The Company’s income tax provision and related effective tax rate for the three and nine month periods ended October 1, 2010 was $1,592,000 and 19.2%, and $2,980,000 and 15.5%, respectively. The change in respective rates reflects, primarily, changes in the Company’s accrual for uncertain tax positions, deferred tax assets as well as changes in the geographic mix of worldwide earnings and financial results for the periods presented for 2011 compared to the same periods in 2010.

The following table summarizes the activity related to the Company’s uncertain tax positions (in thousands):

	Nine months ended
	September 30, 2011	October 1, 2010
Balance as of the beginning of period	$39	$920
Increases related to prior year tax positions	—	1
Expiration of the statute of limitations for the assessment of taxes	(39)	—
Finalization of tax audits	—	(882)

Balance as of the end of period	$—	$39

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

As of September 30, 2011, the Company maintained a full valuation allowance on its U.S. deferred tax assets and a partial valuation allowance on its non-U.S. deferred tax assets in the amount of $7.2 million. The Company is required to review its cumulative twelve-quarter income/loss as well as its ability to generate sufficient future taxable income to realize the Company’s net deferred tax assets. The Company monitors the status of its deferred tax assets on a regular basis. The valuation allowance is adjusted if facts and circumstances change, causing a reassessment of the amount of deferred tax assets more likely than not to be realized, which would affect the effective tax rate, deferred tax expense, and additional paid-in-capital. Despite the recent growth in the Company’s earnings, the Company’s cumulative valuation allowance has not been adjusted due to the US cumulative twelve-quarter losses, inconsistent history of earnings, the softness in the semiconductor industry and other issues that may affect future domestic operating results and future realization of its deferred tax assets. The Company expects its U.S. operations to have a cumulative twelve-quarter income as of the end of the fiscal year 2011.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company’s 2007 through 2009 state income tax returns are open to audit under the statute of limitations by the California Franchise Tax Board. The Company is also subject to examination in various other jurisdictions for various periods. The Company’s federal returns are still open under the statute of limitations for fiscal years 2004 through 2005.

The Company is currently experiencing a tax holiday related to its Singapore subsidiary that will expire for tax years beginning January 2015. The Company’s Singapore subsidiary recorded a net loss for the quarter and nine months ended September 30, 2011.

The undistributed earnings of the Company’s foreign subsidiaries at September 30, 2011, are considered to be indefinitely reinvested and no distribution of those earnings in the form of dividends or otherwise, as well as related provisions for U.S. income taxes, have been provided thereon. The Company anticipates it has adequate liquidity and capital resources at the subsidiary level and would not need to repatriate earnings.

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

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Numerator:
Net income	$3,155	$6,697	$15,933	$16,201
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	22,841	21,921	22,703	21,732
Weighted average common shares outstanding subject to repurchase	(37)	(30)	(37)	(30)

Shares used in computing basic net income per share	22,804	21,891	22,666	21,702
Shares used in computation — diluted:
Weighted average common shares outstanding	22,804	21,891	22,666	21,702

Dilutive effect of stock options, restricted stock units, restricted stock awards and employee stock purchase plan	442	1,169	818	1,228

Shares used in computing diluted net income per share	23,246	23,060	23,484	22,930
Net income per share — basic	$0.14	$0.31	$0.70	$0.75
Net income per share — diluted	$0.14	$0.29	$0.68	$0.71

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

6. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $16.8 million and $31.2 million at September 30, 2011 and October 1, 2010, respectively.

The Company leases properties domestically in Hayward, California, Austin, Texas and South San Francisco, California and internationally in China and Singapore. The Company’s total remaining future minimum lease payments as of September 30, 2011, over the remaining terms of these leases will be approximately $12.6 million.

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

All information on sales by geographic area is based upon the location to which the products were shipped and are net of all intercompany sales transactions. The following table sets forth revenue by geographic area (in thousands):

	Three months ended		Nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
United States	$81,144	$102,837	$294,586	$295,610
Export sales to Europe and Asia	24,162	15,649	71,180	27,221

	$105,306	$118,486	$365,766	$322,831

At September 30, 2011 and October 1, 2010, approximately $5.3 million and $3.2 million, respectively, of the Company’s long-lived assets were located in Asia, and the remaining balances were located in the United States.

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

Overview

We are a leading developer and supplier of critical subsystems, primarily for the semiconductor capital equipment industry. We also leverage the specialized skill sets required to support semiconductor capital equipment to serve the technologically similar markets in the flat panel, medical, energy and research industries, collectively referred to as “Other Addressed Industries.” We develop, design, prototype, engineer, manufacture and test subsystems which are highly specialized and tailored to specific steps in the semiconductor manufacturing process as well as the manufacturing process in Other Addressed Industries. Our revenue is derived primarily from the sale of gas delivery systems and other critical subsystems including chemical mechanical planarization subsystems, chemical delivery modules, top-plate assemblies, frame assemblies, process modules and other high level assemblies.

Our two largest customers accounted for approximately 59% of our sales in the first nine months of 2011.

Financial Highlights

Sales for the three months ended September 30, 2011, were $105.3 million, a decrease of $13.2 million, or 11.1%, from the comparable period of 2010. Gross profit for the three months ended September 30, 2011 decreased $4.3 million, to $12.9 million, or 12.2% of sales, from $17.2 million, or 14.5% of sales, during the same period in the prior year. Total operating expenses for the three months ended September 30, 2011 decreased to $8.5 million, or 8.1% of sales, compared to $8.7 million, or 7.3% of sales, for the same period of the prior year. We earned net income of $3.2 million for the three month period ended September 30, 2011 compared to net income of $6.7 million during the same period of the prior year.

Results of Operations

For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in our quarterly report.

	Three months ended		Nine months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	87.8%	85.5%	86.5%	86.3%

Gross profit	12.2%	14.5%	13.5%	13.7%
Operating expenses:
Research and development	1.2%	1.2%	1.2%	1.2%
Sales and marketing	1.6%	1.6%	1.6%	1.5%
General and administrative	5.3%	4.5%	4.7%	4.9%

Total operating expenses	8.1%	7.3%	7.5%	7.6%

Income from operations	4.1%	7.2%	6.0%	6.1%

Interest and other income (expense), net	(0.3)%	(0.2)%	(0.3)%	(0.2)%

Income before provision for income taxes	3.8%	7.0%	5.7%	5.9%

Income tax provision	0.8%	1.3%	1.3%	0.9%

Net income	3.0%	5.7%	4.4%	5.0%

Sales

Sales for the three months ended September 30, 2011 decreased $13.2 million, or 11.1%, to $105.3 million from $118.5 million in the comparable period of 2010. The decrease is attributable to a decline in orders related primarily to the semiconductor industry. Sales for the nine months ended September 30, 2011 increased $43.0 million, or 13.3%, to $365.8 million from $322.8 million in the comparable period of 2010. Substantially all of the year-over-year revenue increase is attributable to volume increases at relatively constant prices with existing customers. We expect sales to decrease in the fourth quarter of 2011 due to overall softness in the semi-conductor industry.

Gross Profit

Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold. Gross profit for the three months ended September 30, 2011 decreased $4.3 million to $12.9 million, or 12.2% of sales, from $17.2 million, or 14.5% of sales, for the same period in 2010. Gross profit for the nine months ended September 30, 2011 increased $5.0 million to $49.4 million, or 13.5% of sales, from $44.4 million, or 13.7% of sales, for the same period in 2010. Our gross margin for the three months and nine months ended September 30, 2011 decreased from the comparable period in 2010 due primarily to costs incurred in the third quarter of 2011 associated with a labor intensive cost structure that we were not able to reduce as quickly as the decline in revenue. In addition, unit volume manufactured was lower due to decreased sales during the quarter and resulted in lower factory utilization.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the for the three months ended September 30, 2011 was $1.3 million, or 1.2% of sales, compared to $1.5 million, or 1.2% of sales in the same quarter in 2010 due to an increase in headcount offset by a decrease in associated costs and reassignment of existing resources to new product development activities. Research and development expense for the for the nine months ended September 30, 2011 was $4.3 million, or 1.2% of sales, compared to 4.0 million, or 1.2% of sales in the comparable period in 2010. The increase in year-over-year expense is due to an increase in headcount and associated costs and reassignment of existing resources to new product development activities.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the three months ended September 30, 2011 decreased $0.2 million to $1.7 million, or 1.6% of sales, compared to $1.9 million, or 1.6% of sales, in the comparable quarter of 2010. Sales and marketing expense for the nine months ended September 30, 2011 increased $0.9 million to $5.8 million, or 1.6% of sales, compared to $4.9 million, or 1.5% of sales, in the comparable period of 2010. The increase in year-over-year expense is primarily due to increased payroll and related benefit costs resulting from an increase in headcount as well as an increase in commissions due to increased revenue.

General and Administrative Expense

General and administrative expense consists primarily of salaries and overhead associated with our administrative staff and professional fees. General and administrative expense for the three months ended September 30, 2011 increased approximately $0.3 million, or 4.7% in the third quarter of 2011 to $5.6 million, or 5.3% of sales, compared with $5.4 million, or 4.5% of sales, in the comparable period of 2010. General and administrative expense for the nine months ended September 30, 2011 increased approximately $1.6 million, or 10.0% to $17.4 million, or 4.7% of sales, compared with $15.8 million, or 4.9% of sales, in the comparable period of 2010. The increase in dollars when comparing the three and nine months ended September 30, 2011, with the comparable periods in 2010 is due primarily to an increase in payroll and related benefit costs associated with an increase in headcount, offset by reductions in fees for certain outside professional services. The increase in general and administrative expense as a percent of sales for the three months ended September 30, 2011, compared to the same period of 2010 is due primarily to a decrease in sales. The decrease in general and administrative expense as a percent of sales for the nine months ended September 30, 2011 compared to the same period of 2010 is due primarily to an increase in sales.

Interest and Other Income (Expense), net

Interest and other income (expense), net for the three and nine months ended September 30, 2011 was $(0.3) million and $(1.0) million compared to $(0.2) million and $(0.5) million in the comparable periods of 2010, respectively. The increase in expense for the three and nine months ended September 30, 2011 is primarily attributable to an increase in interest expense associated with an $8.0 million term-loan we entered into in October 2010.

Income Tax Provision

        Our effective tax rate for the three month periods ended September 30, 2011 and October 1, 2010, was 21.8% and 19.2%, respectively. Our effective tax rate for the nine month periods ended September 30, 2011 and October 1, 2010, was 24.1% and 15.5%, respectively. The change in respective rates reflects, primarily, changes in our accrual for uncertain tax positions, deferred tax assets as well as a change in the geographic mix of worldwide earnings and financial results for the first nine months of 2011 compared to the comparable period in 2010. We monitor the status of our deferred tax assets on a regular basis. As of September 30, 2011, we maintained a full valuation allowance on our U.S. deferred tax assets and a partial valuation allowance on our non-U.S. deferred tax assets in the amount of $7.2 million. We are required to review our cumulative twelve-quarter income/loss as well as our ability to generate sufficient future taxable income to realize our net deferred tax assets. The valuation allowance is adjusted if facts and circumstances change, causing a reassessment of the amount of deferred tax assets more likely than not to be realized, which would affect the effective tax rate, deferred tax expense, and additional paid-in-capital. Despite the recent growth in our earnings, our cumulative valuation allowance has not been adjusted due to our US cumulative twelve-quarter losses, inconsistent history of earnings, the softness in the semiconductor industry and other issues that may affect future domestic operating results and future realization of our deferred tax assets. We expect our U.S. operations to have a cumulative twelve-quarter income as of the end of the fiscal year 2011.

Our ability to realize deferred tax assets depends on our ability to generate sufficient taxable income of the same character within the carryback or carry forward periods. In assessing future GAAP taxable income, we have considered all sources of taxable income available to realize our deferred tax assets including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carry forwards, taxable income in carryback years and tax-planning strategies. If changes occur in the assumptions underlying our tax planning strategies or in the scheduling of the reversal of our deferred tax liabilities, the valuation allowance may need to be adjusted in the future.

Liquidity and Capital Resources

We have required capital principally to fund our working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of September 30, 2011, we had cash of $37.9 million compared to $34.7 million as of December 31, 2010.

For the nine months ended September 30, 2011, we generated cash from operating activities of $8.2 million compared to using cash of $1.0 million for the nine months ended October 1, 2010. Operating cash flows generated in the first nine months of 2011 were from $15.9 million of net income; net non-cash activity, including depreciation and amortization of $2.2 million and stock-based compensation of $3.3 million; and a decrease in accounts receivable of $6.9 million and an increase of $4.4 million of other liabilities. Offsetting cash flow generated was a decrease in accounts payable of $19.0 million and accrued compensation of $0.5 million and an increase in prepaid expenses and other current assets of $4.3 million. Our cash flows from operations in any given period are largely driven by the timing of sales, the collection of accounts receivable and the payment of accounts payable.

Net cash used in investing activities for the nine months ended September 30, 2011, increased to $3.5 million from $2.6 million for the same period ended October 1, 2010. Capital expenditures for the nine months ended September 30, 2011 reflect our continued investment in our Asian subsidiaries as well as our domestic operating units.

Net cash used in financing activities for the nine months ended September 30, 2011 was $1.5 million compared to net cash provided by financing activities of $4.5 million for the nine months ended October 1, 2010. For the nine months ended September 30, 2011, our cash used in financing activities was due to payments on our term debt and capital lease obligations of $3.1 million, offset by proceeds from option exercises and our stock purchase program of $0.9 million and excess tax benefits from stock-based compensation of $0.8 million.

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

The undistributed earnings of our foreign subsidiaries at September 30, 2011 are considered to be indefinitely reinvested and no distribution of those earnings in the form of dividends or otherwise, as well as related provisions for U.S. income taxes, have been provided thereon. We anticipate that we have adequate liquidity and capital resources at the subsidiary level and would not need to repatriate earnings.

Borrowing Arrangements

We have borrowing arrangements with our banking facility which includes a $25.0 million revolving credit facility and two term loans. The aggregate amount of the revolving credit facility, which matures on December 31, 2013, is subject to a borrowing base equal to 80% of eligible accounts receivable and 45% of eligible inventory (total eligible inventory not to exceed $3.0 million) and is secured by substantially all of our assets. The revolving credit facility bears interest per annum at a variable rate equal to the greater of prime rate, as defined in the loan agreement, plus a margin of 25 basis points. The interest rate during the third quarter ended September 30, 2011, on the revolving credit facility was 3.50%, a decrease of 75 basis points from 4.25% during the first six months of 2011. The interest rate at September 30, 2011, on the revolving credit facility was 3.50%. The revolving credit facility contains certain reporting and financial covenants that must be met on a quarterly basis in order for us to remain in compliance. We were in compliance with all of our bank covenants as of September 30, 2011. The revolving credit facility balance as of September 30, 2011 was $19.5 million.

We have two term loans with our banking facility, one for $3.0 million which matures on January 29, 2012 and one for $8.0 million which matures on October 21, 2013. The term loans bear interest per annum at a variable rate equal to the greater of prime rate, as defined per the loan agreement, plus a margin of 75 basis points. The interest rate during the third quarter ended September 30, 2011, on outstanding term loans was 4.00%, a decrease of 75 basis points from 4.75% during the first six months of 2011. The interest rate at September 30, 2011, on the term loans was 4.00%. The combined balance of the term loans as of September 30, 2011 was $6.1 million.

Total debt outstanding as of September 30, 2011, was $25.6 million.

Capital Expenditures

Capital expenditures were $3.5 million for the nine month period ended September 30, 2011, primarily due to domestic investment and continued investment in our Asian subsidiaries.

Our anticipated capital expenditures for the remainder of 2011 are approximately $0.8 million.

Contractual Obligations

Other than operating leases for certain equipment and real estate and purchase order commitments primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments and principal payments under debt obligations, principal payments under capital and operating leases and purchase order commitments as of September 30, 2011 (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Capital leases	$2	$10	$10	$7	$—	$—	$29
Operating leases (1)	983	3,668	3,286	3,060	1,275	311	12,583
Borrowing arrangements	904	2,848	21,802	—	—	—	25,554
Purchase order commitments	16,819	—	—	—	—	—	16,819
Total	$18,708	$6,526	$25,098	$3,067	$1,275	$311	$54,985

(1)	Operating lease expense reflects (a) the lease for our headquarters facility in Hayward, California that expires in 2015; (b) the leases for manufacturing facilities in South San Francisco that expire in 2011 thru 2013 (c) the leases for manufacturing facilities in China and Singapore that expire in 2011 thru 2016 and; (d) the leases for manufacturing facilities in Austin, Texas that expire in 2016. We have options to renew certain of the leases in South San Francisco, Hayward and Austin which we expect to exercise.

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

Recently, Chinese authorities have relaxed controls of its currency, the Renminbi, and allowed the currency to strengthen against other world currencies. We continue to monitor any potential impact of the Renminbi currency revaluation on our operations in China as well as globally.

Interest Rates

Our interest rate risk relates primarily to our outstanding debt which totals $25.6 million as of September 30, 2011, and carries interest rates pegged to the LIBOR and PRIME rates, as defined. An immediate increase in interest rates of 100 basis points would increase our interest expense by approximately $64,000 per quarter. This would be partially offset by increased interest income on our invested cash. Conversely, an immediate decline of 100 basis points in interest rates would decrease our interest expense by approximately $64,000 per quarter. This would be partially offset by decreased interest income on our invested cash.

ITEM 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the quarter ended September 30, 2011.

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

A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. As a group, three customers accounted for 65%, 72% and 79% of the Company’s sales for the nine months ended September 30, 2011 and fiscal years 2010 and 2009, respectively. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by any one of these customers. Our customer contracts generally do not require them to place any orders with us. Consolidation among our customers, or a decision by any one or more of our customers to outsource all or most manufacturing and assembly work to a single equipment manufacturer, may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on an even smaller number of customers. In addition, we have in the past lost business from customers who have taken the manufacturing of our products in-house. If we are unable to replace revenue from customers who determine to take subsystem assembly in-house, or if additional customers determine to in-source subsystem assembly, such events could have a material impact on our financial position and results of operation.

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

We are exposed to risks associated with weakness in the global economy.

Our sales were $105.3 million for the three months ended September 30, 2011 compared to $118.5 million the comparable period in 2010. We earned a net profit $3.2 million for the three months ended September 30, 2011 compared to $6.7 million for the comparable period in the previous year We rely to a significant extent on OEM customers, who’s business, in turn, depends largely on consumer spending and capital expenditures by businesses. Continuing difficulties in the financial markets and uncertainty regarding the global economy are posing challenges to our business. Economic uncertainty and related factors, including unemployment, inflation and fuel prices, exacerbate negative trends in business and consumer spending and may cause certain of our customers to push out, cancel, or refrain from placing orders for products or services, which may reduce sales. Difficulties in obtaining capital, uncertain market conditions, or reduced profitability may also cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, leading to customers’ reduced research and development funding and/or capital expenditures and, in turn, lower orders from our customers and/or additional slow moving or obsolete inventory or bad debt expense for us. These conditions may also similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for our products or require us to either procure products from high-cost suppliers, or if no additional suppliers exist, to reconfigure the design and manufacture of our products, and we may be unable to fulfill some customer orders. While past downturns in our business have been followed by periods of growth, this correlation may not occur in the future.

Our dependence on our suppliers may prevent us from delivering an acceptable product on a timely basis.

We rely on both single-source and sole-source suppliers, some of whom are relatively small, for many of the components we use in our products. In addition, our customers often specify components of particular suppliers that we must incorporate into our products. Our suppliers are under no obligation to provide us with components. As a result, the loss of or failure to perform by any of these providers could adversely affect our business and operating results. In addition, the manufacturing of certain components and subsystems is an extremely complex process. Therefore, if a supplier were unable to provide the volume of components we require on a timely basis and at acceptable prices, we would have to identify and qualify replacements from alternative sources of supply. We and certain of our vendors also contract with suppliers in Japan and other regions around the world, and disruption in supply resulting from the earthquakes, tsunami and related events may result in certain of our or our vendors’ suppliers in affected areas being unable to deliver sufficient quantities of components or raw materials at all or in a timely manner. If we, or our vendors, are unable to procure sufficient quantities of components or raw materials from suppliers in Japan or other sources, it could influence decisions by our customers to delay or cancel orders and decisions by our vendors to fulfill our purchase orders and, consequently, have a material adverse effect on our results of operations.

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

Demand shifts in the industries we serve are often rapid and difficult to predict, and we may not be able to respond quickly enough to an increase in demand. Our ability to increase sales of our products depends, in part, upon our ability to:

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

We made capital expenditures of approximately $3.5 million during the nine months ended September 30, 2011, related to the development of our manufacturing facilities in the United States, China and Singapore. The amount of our future capital requirements will depend on many factors, including:

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

Although we amended our loan agreement and extended the maturity of our credit facility through December 31, 2013, we may need to raise additional funds through public or private equity or debt financing if our current cash and cash flow from operations are insufficient to fund our future activities. We may not be able to obtain additional debt financing when and if necessary in a timely manner. In addition, banks have sometimes been unable or unwilling to satisfy their obligations under existing credit arrangements. Access to capital markets has, from time to time, been unavailable to companies such as ours and there can be no assurance that we would be able to complete an equity financing on terms satisfactory to us or at all. In addition, equity financings could be dilutive to holders of our common stock, and debt financings would likely involve covenants that restrict our business operations. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities, expand our business or respond to competitive pressures or unanticipated requirements, any of which could adversely affect our business, operating results and financial condition.

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

•	overall economic conditions;

•	changes in the timing and size of orders by our customers;

•	strategic decisions by our customers to terminate their outsourcing relationship with us;

•	cancellations and postponements of previously placed orders;

•	pricing pressure from either our competitors or our customers, resulting in the reduction of our product prices;

•

disruptions or delays in the manufacturing of our products or in the supply of components or raw materials that are incorporated into or used to manufacture our products, thereby causing us to delay the shipment of products;

•	decreased margins for several or more quarters following the introduction of new products, especially as we introduce new subsystems;

•	delays in ramp-up of production, low yields or other problems experienced at our manufacturing facilities in China and Singapore;

•	changes in design-to-delivery cycle times;

•	inability to reduce our costs quickly in step with reductions in our prices or in response to decreased demand for our products;

•	changes in our mix of products sold;

•	write-offs of excess or obsolete inventory;

•	one-time expenses or charges associated with failed acquisition negotiations or completed acquisitions;

•	announcements by our competitors of new products, services or technological innovations, which may, among other things, render our products less competitive; and

•	geographic mix of worldwide earnings.

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

We intend to expand, as markets will allow, our operations in Asia, which include China and Singapore. Our total assets in Asia as of September 30, 2011, were approximately $60 million.

We are exposed to political, economic, legal and other risks associated with operating in Asia, including:

•	foreign currency exchange fluctuations;

•	political, civil and economic instability;

•	tariffs and other barriers;

•	timing and availability of export licenses;

•	disruptions to our and our customers’ operations due to the outbreak of communicable diseases, such as SARS and avian flu;

•	disruptions in operations due to the weakness of China’s domestic infrastructure, including transportation and energy;

•	difficulties in developing relationships with local suppliers;

•	difficulties in attracting new international customers;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing a distant international subsidiary and branch operations;

•	the burden of complying with foreign and international laws and treaties;

•	protection of our intellectual property, including patents;

•	difficulty in transferring funds to other geographic locations; and

•	potentially adverse tax consequences.

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

The manufacturing of our products is a highly complex process that involves the integration of multiple components and requires effective management of our supply chain while meeting our customers’ design-to-delivery cycle time requirements. Through the course of the manufacturing process, our customers may modify design and system configurations in response to changes in their own customers’ requirements. In order to rapidly respond to these modifications and deliver our products to our customers in a timely manner, we must effectively manage our manufacturing and procurement process. If we fail to manage this process effectively, we risk losing customers and damaging our reputation. We may also be subject to liability under our agreements with our customers if we or our suppliers fail to re-configure manufacturing processes or components in response to these modifications, which may lead to product defect claims by our customers. In addition, if we acquire inventory in excess of demand or that does not meet customer specifications, we could incur excess or obsolete inventory charges. These risks are even greater during an economic downturn as we are currently experiencing and as we continue to expand our business beyond gas delivery systems into new subsystems. In this economic downturn, certain of our suppliers may be forced out of business, which would require us to either procure product from higher-cost suppliers or, if no additional suppliers exist, reconfigure the design and manufacture of our products. This could limit our growth and have a material adverse effect on our business, financial condition and operating results.

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

We design, develop and market critical subsystems to OEMs. Sales of new products are expected to make up an increasing part of our total revenue. The introduction of new products is inherently risky because it is difficult to foresee the adoption of new standards, coordinate our technical personnel and strategic relationships and win acceptance of new products by OEMs. We may not be able to recoup design and development expenditures if our new products are not accepted by OEMs. Newly introduced products typically carry lower gross margins for several or more quarters following their introduction. If any of our new subsystems are not successful in the market, or if we are unable to obtain gross margins on new products that are similar to the gross margins we have historically achieved, our business, operating results and financial condition could be adversely affected.

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

We have outstanding indebtedness. As of September 30, 2011, the long-term portion of our debt was $22.5 million and the short-term portion was $3.1 million, for an aggregate total of $25.6 million. Our loan agreement, as amended on October 21, 2010, contains certain reporting and financial covenants that must be met on a quarterly basis in order for the Company to remain in compliance. The covenants contained in our line of credit with the bank also restrict our ability to take certain actions, including our ability to:

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

Our facilities could be subject to a catastrophic loss caused by natural disasters, including fires and earthquakes. We have facilities in areas with above average seismic activity, such as our manufacturing facility in South San Francisco, California and our new manufacturing and headquarters facilities in Hayward, California. If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, reduce revenue and result in large expenses to repair or replace the facility. In addition, we have in the past experienced, and may in the future experience, extended power outages at our facilities. We do not carry insurance policies that cover potential losses caused by earthquakes or floods.

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

(a) Exhibits

The following exhibits are filed with this current Report on Form 10-Q for the quarter ended September 30, 2011:

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
Date: November 3, 2011
	By:	/S/ CLARENCE L. GRANGER
	Name:	Clarence L. Granger
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2011
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