Form 10-K
period 2011-12-30
ULTRA CLEAN HOLDINGS INC
filed 2012-03-21
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on July 1, 2011 as reported on the NASDAQ Global Market, was approximately $214.6 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

Number of shares of the registrant’s common stock outstanding as of February 29, 2012: 23,093,236

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2012 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 30, 2011.

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

Our customers are primarily original equipment manufacturers (OEMs) in the industries we support. We provide our customers complete subsystem solutions that combine our expertise in design, test, component characterization and highly flexible manufacturing operations with quality control and financial stability. This combination helps us to drive down total manufacturing costs, reduce design-to-delivery cycle times and maintain high quality standards for our customers. We believe these characteristics, as well as our standing as a leading supplier of gas delivery systems and other critical subsystems, place us in a strong position to benefit from the demand for subsystem outsourcing.

We had sales of $452.6 million, $443.1 million and $159.8 million for fiscal years 2011, 2010 and 2009, respectively. Historically, our largest customers have been Applied Materials, Inc., Intuitive Surgical, Inc., Lam Research Corporation, FEI Company and Novellus Systems, Inc. Novellus Systems and Lam Research, recently announced that they had entered into a merger agreement pursuant to which they would combine businesses. Also, In November 2011, Applied Materials, Inc. completed the acquisition of Varian Semiconductor Equipment Associates, Inc., one of our customers. In addition, we will be terminating our agreement for manufacturing services to FEI Company in April 2012 as FEI has chosen to insource their production, however, we will continue to provide services for pay to FEI for up to six months subsequent to termination of the agreement. We do not believe the loss of FEI will have a material effect on our fiscal 2012 operating results.

To date, our U.S. based, multi-national customers have accounted for substantially all of both our domestic and international shipments of products, including the products we manufacture and ship from our Asian facilities to locations outside of the U.S. We conduct our operating activities primarily through our wholly owned subsidiaries, Ultra Clean Technology Systems and Service, Inc., Ultra Clean Technology (Shanghai) Co., Ltd., Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. and Ultra Clean Asia Pacific, Pte Ltd. (Singapore). Our international sales represented 21.1%, 9.8% and 2.2% of sales for fiscal years 2011, 2010 and 2009, respectively. See Note 9 to our Consolidated Financial Statements for further information about our geographic areas.

Ultra Clean Holdings, Inc. (Ultra Clean) was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Service Inc. Ultra Clean Technology Systems and Service, Inc. was founded in 1991 by Mitsubishi Corporation and was operated as a subsidiary of Mitsubishi until November 2002, when it was acquired by Ultra Clean. Ultra Clean became a publicly traded company in March 2004. In June 2006, we completed the acquisition of Sieger Engineering, Inc. to better enhance our position as a subsystem supplier to the semiconductor, research, flat panel, energy and medical equipment industries. Ultra Clean Technology (Shanghai) Co., Ltd and Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. were established in 2005 and 2007, respectively, to facilitate our operations in China. Ultra Clean Asia Pacific, Pte, Ltd. (Singapore), was established in fiscal year 2008 to facilitate our operations in Singapore. We operate in one reportable segment. See Note 9 to our Consolidated Financial Statements.

Our Solution

We are a global leader in the design, engineering, and manufacture of critical modules and subsystems for the semiconductor capital equipment industry and Other Addressed Industries. Our focus is on providing specialized engineering and manufacturing solutions for a growing number of applications. These wide-ranging solutions include semiconductor OEM subsystems, precision robotic solutions, electro-mechanical modules, FPD systems, energy and research applications, LED capital equipment and other higher level, systems integration challenges. Our products enable our OEM customers to realize lower manufacturing costs and reduced design-to-delivery cycle times while maintaining quality standards. We offer our customers:

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

Our Strategy

Our objective is to maintain our position as a leading developer and supplier of gas delivery systems and other critical subsystems, primarily for the semiconductor capital equipment and Other Addressed Industries. Our strategy is comprised of the following key elements:

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

Products

We develop, design, prototype, engineer, manufacture and test subsystems, primarily for the semiconductor capital equipment, flat panel, medical, energy and research industries. A majority of our products consist of gas delivery systems that enable the precise delivery of numerous specialty gases used in a majority of the key steps in the semiconductor manufacturing process, including deposition, etch, cleaning and annealing. Our gas delivery systems control the flow, pressure, sequencing and mixing of specialty gases into and out of the reaction chambers of semiconductor manufacturing tools. Our products also include precision robotic solutions as well as other critical subsystems, including chemical mechanical planarization modules, chemical delivery modules, top-plate assemblies, frame assemblies and process modules.

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

Customers

We sell our products to semiconductor capital equipment, flat panel, medical, energy and research industries. The majority of our revenue is in the semiconductor capital equipment industry, which is highly concentrated, and we are therefore highly dependent upon a small number of customers. Our three largest customers in fiscal year 2011 were Applied Materials, Inc., Lam Research Corporation and FEI Company, two of which each accounted for more than 10% of our total sales in fiscal year 2011. We will be terminating our manufacturing services to FEI Company at the beginning of our second quarter of fiscal 2012 as FEI has chosen to insource their production. Our three largest customers in fiscal year 2010 were Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc., two of which each accounted for more than 10% of our total sales in fiscal year 2010, and in fiscal year 2009 were Applied Materials, Inc., Intuitive Surgical, Inc., and Lam Research Corporation, each of which accounted for more than 10% of our total sales in fiscal year 2009. As a group, these customers accounted for 68%, 72% and 79% of the Company’s sales for fiscal years 2011, 2010 and

2009, respectively. The level of our customer concentration has slightly declined in recent years as we have focused on growth into adjacent markets (HB LED and energy), a trend which we expect to continue as we reinforce and expand our relationship with new, potentially significant customers. However, two of our largest customers, Novellus Systems and Lam Research, recently announced that they had entered into a merger agreement pursuant to which they would combine businesses. If this merger is completed, it would likely increase our customer concentration. Also, In November 2011, Applied Materials, Inc. completed the acquisition of Varian Semiconductor Equipment Associates, Inc., another one of our customers and, therefore, such qualification can present a barrier to entry for potential competitors.

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

Sales and Support

We sell our products through our direct sales force which, as of December 30, 2011, consisted of a total of approximately 41 sales directors, account managers and sales support staff. Our sales directors are responsible for establishing sales strategy and setting the objectives for specific customer accounts. Each account manager is dedicated to a specific customer account and is responsible for the day-to-day management of that customer. Account managers work closely with customers and in many cases provide on-site support. Account managers often attend customers’ internal meetings related to production and engineering design and quality to ensure that customer expectations are interpreted and communicated properly to our operations group. Account managers also work with our customers to identify and meet their cost and design-to-delivery cycle time objectives.

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

Technology Development

We engage in ongoing technology development efforts in order to remain a technology leader for gas delivery systems and to further develop our expertise in other critical subsystems. In addition, our design engineering and new product engineering groups support our technology development activities. Our technology development group works closely with our customers to identify and anticipate changes and trends in next-generation equipment. Our technology development group participates in customer technology partnership programs that focus on process application requirements for gas delivery systems and other critical subsystems. These development efforts are designed to meet specific customer requirements in the areas of subsystem design, materials, component selection and functionality. Our technology development group also works directly with our suppliers to help them identify new component technologies and make necessary changes in, and enhancements to, the components that we integrate into our products. Our analytical and testing capabilities enable us to evaluate multiple supplier component technologies and provide customers with a wide range of appropriate component and design choices for their gas delivery systems and other critical subsystems. Our analytical and testing capabilities also help us anticipate technological changes and the requirements in component features for next-generation gas delivery systems and other critical subsystems. We are also developing additional features to improve the performance and functionality of our gas delivery systems and other critical subsystems. Our technology development and new product engineering expenses were approximately $5.6 million, $5.5 million and $3.2 million for the 2011, 2010 and 2009 fiscal years, respectively. We perform our technology development activities principally at our facilities in Hayward, California.

Intellectual Property

Our success depends in part on our ability to maintain and protect our proprietary technology and to conduct our business without infringing the proprietary rights of others. Our business is largely dependent upon our design, engineering, manufacturing and testing know-how. We also rely on a combination of trade secrets and confidentiality provisions, and to a much lesser extent, patents, copyrights and trademarks, to protect our proprietary rights. As of December 30, 2011, we had three issued U.S. patents, all of which expire in 2018, and we had no U.S. patent applications pending. None of our issued patents are material to our business. Intellectual property that we develop on behalf of our customers is generally owned exclusively by those customers.

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

Employees

As of December 30, 2011, we had 1,155 employees, of which 86 were temporary. Of our total employees, there were 66 in engineering, 6 in technology development, 41 in sales and support, 696 in direct manufacturing, 236 in indirect manufacturing and 110 in executive and administrative functions. These figures include 432 employees in Shanghai, China and 92 employees in Singapore. None of our employees are represented by a labor union and we have not experienced any work stoppages.

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

Available Information

We file with the Securities and Exchange Commission (“SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You may read and copy any materials we file with the SEC at the Public Reference Room maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may also request copies of all or any portion of such material from the SEC at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room. In addition, materials filed electronically with the SEC are available at the SEC’s website at http://www.sec.gov.

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

Executive Officers

Set forth below is information concerning our executive officers as of February 28, 2012:

Name	Age	Position
Clarence L. Granger	63	Chairman & Chief Executive Officer
Dr. Gino Addiego	52	President & Chief Operating Officer
Kevin C. Eichler	52	Senior Vice President and Chief Financial Officer
Bruce Wier	64	Senior Vice President of Engineering
Deborah Hayward	50	Senior Vice President of Sales

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

Dr. Gino Addiego has served as President and Chief Operating Officer since March 8, 2011. Dr. Addiego joined Ultra Clean with over 22 years of executive experience in the semiconductor capital equipment industry. Before joining Ultra Clean, Dr. Addiego was at Novellus Systems for six years where he most recently held the position of Executive Vice President and Chief Administrative Officer and previously, Executive Vice President of Corporate Operations. Prior to joining Novellus, Dr. Addiego spent more than nine years at Applied Materials, where he was responsible for global operations (including manufacturing, supply chain, and facilities), all of the semiconductor product groups, central engineering, and information technology. Dr. Addiego has also worked at KLA-Tencor and Photon Dynamics. Dr. Addiego received both his bachelor’s and doctorate degrees in electrical engineering from the University of California at Berkeley. He holds seven patents and was nominated for the National Inventor of the Year Award in 1993.

Kevin C. Eichler has served as our Senior Vice President and Chief Financial Officer since July 2009. Prior to joining Ultra Clean, Mr. Eichler served on the Board of Directors of Ultra Clean from February 2004 to July 2009. Mr. Eichler was the Senior Vice President and Chief Financial Officer of Credence Systems from January 2008 to November 2008, and the Executive Vice President of Operations and Chief Financial Officer of MarketTools from March 2006 to December 2007. He served as the Vice President and Chief Financial Officer of MIPS Technologies from June 1998 to February 2006. Prior to that, he held management positions with several technology companies including Visigenic Software, NeXT Software and Microsoft. Mr. Eichler is on the board of directors of Crossing Automation, Inc. Mr. Eichler holds a bachelor of science degree in accounting from St. John’s University.

Bruce Wier has served as our Senior Vice President of Engineering since January 2007 and served as our Vice President of Engineering since February 2000. Mr. Wier served as our Director of Design Engineering from July 1997 to February 2000. Prior to joining Ultra Clean in July 1997, Mr. Wier was the Engineering Manager for the Oxide Etch Business Unit at Lam Research from April 1993 to June 1997. Prior to that, Mr. Wier was the Senior Project Engineering Manager at Genus from May 1990 to April 1993, the Mechanical Engineering Manager at Varian Associates from November 1985 to May 1990, and the Principal Engineer/Project Manager at Eaton Corporation from February 1981 to November 1985. Mr. Wier holds a bachelor of science degree cum laude in mechanical engineering from Syracuse University.

Deborah Hayward has served as our Senior Vice President of Sales since January 2007 and served as our Vice President of Sales since October 2002. Ms. Hayward served as our Senior Sales Director from May 2001 to October 2002, as Sales Director from February 1998 to May 2001 and as a major account manager from October 1995 to February 1998. Prior to joining Ultra Clean in 1995, she was a customer service manager and account manager at Brooks Instruments from 1985 to 1995.

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

A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. As a group, three customers accounted for 68%, 72% and 79% of our sales for fiscal years 2011, 2010 and 2009, respectively. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by any one of these customers. Our customer contracts generally do not require them to place any orders with us. Consolidation among our customers, or a decision by any one or more of our customers to outsource all or most manufacturing and assembly work to a single equipment manufacturer, may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on an even smaller number of customers. For example, two of our largest semiconductor customers recently announced that they had entered into a merger agreement pursuant to which they would combine businesses. Also, In November 2011, Applied Materials, Inc. completed the acquisition of Varian Semiconductor Equipment Associates, Inc., one of our customers. In addition, we have in the past lost business from customers who have taken the manufacturing of our products in-house. For example, we will be terminating our manufacturing services to FEI Company in April 2012 as FEI has chosen to insource their production. If we are unable to replace revenue from customers who determine to take subsystem assembly in-house, or if additional customers determine to in-source subsystem assembly, such events could have a material adverse impact on our financial position and results of operation.

In addition, by virtue of our largest customers’ size and the significant portion of revenue that we derive from them, they are able to exert significant influence and pricing pressure in the negotiation of our commercial agreements and the conduct of our business with them. We may also be asked to accommodate customer requests that extend beyond the express terms of our agreements in order to maintain our relationships with our customers. If we are unable to retain and expand our business with these customers on favorable terms, our business and operating results will be adversely affected.

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

We rely on both single-source and sole-source suppliers, some of whom are relatively small, for many of the components we use in our products. In addition, our customers often specify components of particular suppliers that we must incorporate into our products. Our suppliers are under no obligation to provide us with components. As a result, the loss of or failure to perform by any of these providers could adversely affect our business and operating results. In addition, the manufacturing of certain components and subsystems is an extremely complex process. Therefore, if a supplier were unable to provide the volume of components we require on a timely basis and at acceptable prices and quality, we would have to identify and qualify replacements from alternative sources of supply. However, the process of qualifying new suppliers for complex components is also lengthy and could delay our production, which would adversely affect our business, operating results and financial condition. Disruption in supply resulting from natural disasters, such as the recent earthquakes, tsunami and related events in Japan may result in certain of our or our suppliers being unable to deliver sufficient quantities of components or raw materials at all or in a timely manner. If we, or our vendors, are unable to procure sufficient quantities of components or raw materials from suppliers, it could influence decisions by our customers to delay or cancel orders and decisions by our vendors to fulfill our purchase orders and, consequently, have a material adverse effect on our results of operations.

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

We made capital expenditures of approximately $4.0 million in fiscal 2011, related to our manufacturing facilities in the United States, China and Singapore. The amount of our future capital requirements will depend on many factors, including:

•	the cost required to ensure access to adequate manufacturing capacity;

•	the timing and extent of spending to support product development efforts;

•	the timing of introductions of new products and enhancements to existing products;

•	changing manufacturing capabilities to meet new customer requirements; and

•	market acceptance of our products.

As of December 30, 2011, we had two term loans, one for $3.0 million maturing on January 29, 2012 and one for $8.0 million maturing on October 21, 2013, and a revolving line of credit for up to $25.0 million, of which $5.2 million was available to be drawn as of December 30, 2011, that matures on December 31, 2013. However, we may need to raise additional funds through public or private equity or debt financing if our current cash and cash flow from operations are insufficient to fund our future activities. We may not be able to obtain additional debt financing when and if necessary in a timely manner. In addition, banks have sometimes been unable or unwilling to satisfy their obligations under existing credit arrangements. Access to capital markets has, in the past, been unavailable to companies such as ours and there can be no assurance that we would be able to complete an equity or other financing on terms satisfactory to us or at all. In addition, equity financings could be dilutive to holders of our common stock, and debt financings would likely involve covenants that restrict our business operations. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities, including potential acquisitions, grow our business or respond to competitive pressures or unanticipated requirements, any of which could adversely affect our business, operating results and financial condition.

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

•	overall economic conditions;

•	changes in the timing and size of orders by our customers;

•	strategic decisions by our customers to terminate their outsourcing relationship with us;

•	strategic consolidation by our customers;

•	cancellations and postponements of previously placed orders;

•	pricing pressure from either our competitors or our customers, resulting in the reduction of our product prices;

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

Depending on market conditions, we intend to expand our operations in Asia, principally in China and Singapore. The book value of our assets in Asia was $67.0 million as of December 30, 2011.

We are exposed to political, economic, legal and other risks associated with operating in Asia, including:

•	foreign currency exchange fluctuations;

•	political, civil and economic instability;

•	tariffs and other barriers;

•	timing and availability of export licenses;

•	disruptions to our and our customers’ operations due to the outbreak of diseases, such as SARS and avian flu;

•	disruptions in operations due to the weakness of China’s domestic infrastructure, including transportation and energy;

•	difficulties in developing relationships with local suppliers;

•	difficulties in attracting new international customers;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing distant international subsidiary and branch operations;

•	the burden of complying with foreign and international laws and treaties;

•	difficulty in transferring funds to other geographic locations; and

•	potentially adverse tax consequences.

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

The manufacturing of our products is a highly complex process that involves the integration of multiple components and requires effective management of our supply chain while meeting our customers’ design-to-delivery cycle time requirements. Through the course of the manufacturing process, our customers may modify design and system configurations in response to changes in their own customers’ requirements. In order to rapidly respond to these modifications and deliver our products to our customers in a timely manner, we must effectively manage our manufacturing and procurement process. If we fail to manage this process effectively, we risk losing customers and damaging our reputation. We may also be subject to liability under our agreements with our customers if we or our suppliers fail to re-configure manufacturing processes or components in response to these modifications, which may lead to product defect claims by our customers. In addition, if we acquire inventory in excess of demand or that does not meet customer specifications, we could incur excess or obsolete inventory charges. These risks are even greater during the current extended period of macroeconomic uncertainty and as we continue to expand our business beyond gas delivery systems into new subsystems. In the current economic environment, certain of our suppliers may be forced out of business, which could require us to either procure product from higher-cost suppliers or, if no additional suppliers exist, reconfigure the design and manufacture of our products. This could limit our growth and have a material adverse effect on our business, financial condition and operating results.

OEMs may not continue to outsource critical subsystems, which would adversely impact our operating results.

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

We design, develop and market critical subsystems to OEMs. The introduction of new products is inherently risky because it is difficult to foresee the adoption of new standards, coordinate our technical personnel and strategic relationships and win acceptance of new products by OEMs. We may not be able to recoup design and development expenditures if our new products are not accepted by OEMs. Newly introduced products typically carry lower gross margins than existing products for several or more quarters following their introduction. If any of our new subsystems are not successful in the market, or if we are unable to obtain gross margins on new products that are similar to the gross margins we have historically achieved, our business, operating results and financial condition could be adversely affected.

We may not be able to integrate efficiently the operations of past and future acquired businesses.

We have made, and may in the future make, acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. For example, we acquired Sieger Engineering, Inc. in June 2006. If we are to realize the anticipated benefits of past and future acquisitions or investments, the operations of these companies must be integrated and combined efficiently with our own. The process of integrating supply and distribution channels, computer and accounting systems, and other aspects of operations, while managing a larger entity, have and will present a significant challenge to our management. In addition, it is not certain that we will be able to incorporate different financial and reporting controls, processes, systems and technologies into our existing business environment. The difficulties of integration may increase because of the necessity of combining personnel with varied business backgrounds and combining different corporate cultures and objectives. We may assume or incur substantial debt and incur substantial costs associated with these activities and we may suffer other material adverse effects from these integration efforts which could materially reduce our earnings, even over the long-term. We may not succeed with the integration process and we may not fully realize the anticipated benefits of the business combinations. The dedication of management resources to such integration or divestitures may detract attention from our day-to-day business, and we may need to hire additional management personnel to manage our acquisitions successfully.

In addition, we frequently evaluate acquisitions of, or significant investments in, complementary companies, assets, businesses and technologies. Even if an acquisition or other investment is not completed, we may incur significant management time and effort and financial cost in evaluating such acquisition or investment, which has in the past had, and could in the future have, an adverse effect on our results of operations. Furthermore, due to the limited liquidity in the credit market, the financing of any such acquisition may be difficult to obtain, and the terms of such financing may not be favorable.

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

Although we have not faced competition in the past from the largest subsystem and component manufacturers in the industries we serve, these suppliers could compete with us in the future. Increased competition has in the past resulted, and could in the future result, in price reductions, reduced gross margins or loss of market share, any of which would harm our operating results. We are subject to significant pricing pressure as we attempt to maintain and increase market share with our existing customers. Competitors may introduce new products for the markets currently served by our products. These products may have better performance, lower prices and achieve broader market acceptance than our products. Further, OEMs typically own the design rights to their products and may provide these designs to other subsystem manufacturers. If our competitors obtain proprietary rights to these designs such that we are unable to obtain the designs necessary to manufacture products for our OEM customers, our business, financial condition and operating results could be adversely affected.

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

A number of factors, including design flaws, material and component failures, contamination in the manufacturing environment, impurities in the materials used and unknown sensitivities to process conditions, such as temperature and humidity, as well as equipment failures, may cause our products to contain undetected errors or defects. Problems with our products may:

•	cause delays in product introductions and shipments;

•	result in increased costs and diversion of development resources;

•	cause us to incur increased charges due to unusable inventory;

•	require design modifications;

•	result in liability for the unintended release of hazardous materials;

•	create claims for rework, replacement and/or damages under our contracts with customers;

•	decrease market acceptance of, or customer satisfaction with, our products, which could result in decreased sales and product returns; or

•	result in lower yields for semiconductor manufacturers.

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

We have outstanding indebtedness. As of December 30, 2011, the long-term portion of our debt was $21.8 million and the short-term portion was $2.9 million, for an aggregate total of $24.7 million. As of December 30, 2011 we also had $5.2 million of undrawn capacity under our revolving credit facility. Our loan agreement, as amended on June 30, 2011, contains certain reporting and financial covenants that must be met on a quarterly basis in order for us to remain in compliance. The covenants also restrict our ability to take certain actions, including our ability to:

•	incur additional indebtedness;

•	pay dividends and make distributions in respect of our capital stock;

•	repurchase capital stock;

•	make investments or other restricted payments outside the ordinary course of business;

•	engage in transactions with stockholders and affiliates;

•	create liens;

•	sell or otherwise dispose of assets;

•	make payments on our other debt, other than in the ordinary course; and

•	engage in certain mergers and acquisitions.

We cannot assure you that we will meet these financial covenants in subsequent periods. Under our loan agreement, the bank has the right to declare all obligations immediately due and payable if we are in default. If we are unable to meet any covenants, we cannot assure you that the bank will grant waivers or amend the covenants, or that the bank will not terminate the agreement, preclude further borrowings or require us to immediately repay any outstanding borrowings. As long as our indebtedness remains outstanding, the restrictive covenants could impair our ability to expand or pursue our business strategies or obtain additional funding. Forced prepayment of some or all of our indebtedness would reduce our available cash balances and have an adverse impact on our operating and financial performance.

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

Our business is particularly dependent on expertise which only a very limited number of engineers possess. The loss of any of our key employees and officers, including our Chief Executive Officer, our President and Chief Operating Officer or any of our Senior Vice Presidents, or the failure to attract and retain new qualified employees, could adversely affect our business, operating results and financial condition.

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

We use substances regulated under various foreign, domestic, federal, state and local environmental laws in our manufacturing facilities. Our failure or inability to comply with existing or future environmental laws could result in significant remediation liabilities, the imposition of fines or the suspension or termination of the production of our products. In addition, we may not be aware of all environmental laws or regulations that could subject us to liability in the U.S. or internationally.

If our facilities were to experience catastrophic loss due to natural disasters, our operations would be seriously harmed.

Our facilities could be subject to a catastrophic loss caused by natural disasters, including fires and earthquakes. We have facilities in areas with above average seismic activity, such as our manufacturing facility in South San Francisco, California and our manufacturing and headquarters facilities in Hayward, California. If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, reduce revenue and result in large expenses to repair or replace the facility. In addition, we have in the past experienced, and may in the future experience, extended power outages at our facilities. We do not carry insurance policies that cover potential losses caused by earthquakes or other natural disasters or power loss.

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

In addition, we are subject to regular examination by the Internal Revenue Service and other tax authorities, and from time to time we initiate amendments to previously filed tax returns. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations and amendments to determine the adequacy of our provision for income taxes, which requires estimates and judgments. Although we believe our tax estimates are reasonable, there can be no assurance that the tax authorities will agree with such estimates. We may have to engage in litigation to achieve the results reflected in the estimates, which may be time-consuming and expensive. There can be no assurance that we will be successful or that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our financial condition and results of operations.

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

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse opinion regarding our stock, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We do not intend to declare and pay dividends on our capital stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Additionally, the terms of our loan agreement restricts our ability to pay dividends. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters is located in a 104,000 square foot facility in Hayward, California. This is our principal administrative, sales and support, engineering and technology development and manufacturing facility. This lease will expire in February 2015. We also have manufacturing and engineering facilities in South San Francisco, California. In South San Francisco we lease approximately 72,000 square feet under several leases with varying expiration dates and extension periods. Approximately 12,300 square feet in South San Francisco is a neat room facility and 1,300 square feet is a clean room manufacturing facility. We also have manufacturing facilities in Austin, Texas, and Shanghai, China. In Austin, we lease an aggregate of approximately 56,400 square feet of commercial space under leases that expire in August 2016 with extension provisions. Approximately 14,400 square feet in Austin is a clean room manufacturing facility. In Shanghai, we lease approximately 132,000 square feet of commercial space under two leases which expire in 2013 and 2016. Approximately 11,000 square feet of this space is a clean room facility. In Singapore, we lease approximately 35,000 square feet under a lease that expires in October 2014.

The table below lists our properties as of February 28, 2012:

Location	Principal Use	Square Footage	Ownership
Hayward, California	Headquarters, manufacturing, sales, engineering, technology development	104,000	Leased
South San Francisco, California	Manufacturing, engineering	72,000	Leased	(1)
Austin, Texas	Manufacturing, engineering	56,400	Leased
Singapore	Manufacturing, customer support	35,000	Leased
Shanghai, China	Manufacturing	132,000	Leased

(1)	We lease a facility from an entity controlled by one of our directors. We incurred rent expense resulting from the lease of this facility of $0.3 million for each of fiscal years 2011and 2010.

Item 3.	Legal Proceedings

From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of the various legal proceedings and claims cannot be predicted with certainty, we have not had a history of outcomes to date that have been material to our statement of operations and do not believe that any of these proceedings or other claims will have a material adverse effect on our consolidated financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock has been traded on the NASDAQ Global Market under the symbol “UCTT” since March 25, 2004. The following table sets forth for the periods indicated the high and low closing sales prices per share of our common stock as reported by the NASDAQ Global Market:

	High	Low
Fiscal year 2010
First quarter	$9.52	$6.00
Second quarter	$10.44	$7.58
Third quarter	$10.99	$7.78
Fourth quarter	$9.63	$7.00
Fiscal year 2011
First quarter	$13.18	$8.63
Second quarter	$11.70	$8.17
Third quarter	$9.76	$3.94
Fourth quarter	$6.46	$3.87

To date, we have not declared or paid cash dividends to our stockholders and we do not intend to do so for the foreseeable future in order to retain earnings for use in our business. Our credit facility also limits our ability to pay dividends. As of February 29, 2012, we had approximately 6 stockholders of record.

Item 6.	Selected Consolidated Financial Data

You should read the following tables in conjunction with other information contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and related notes and other financial information contained elsewhere in this Annual Report on Form 10-K.

Statements of Operations Data (in thousands, except per share amounts):

	Years Ended
	12/30/2011	12/31/2010	1/01/2010	1/02/2009	12/28/2007
Consolidated Statements of Operations Data:
Sales	$452,639	$443,134	$159,757	$266,919	$403,807
Cost of goods sold	393,647	383,993	151,741	241,453	346,347

Gross profit	58,992	59,141	8,016	25,466	57,460
Operating expenses	35,446	33,664	24,091	32,869	33,953
Impairment of goodwill	—	—	—	34,063	—
Impairment of long-lived assets	—	—	—	21,017	—

Income (loss) from operations	23,546	25,477	(16,075)	(62,483)	23,507

Other income (expense)	(1,106)	(667)	(791)	(870)	(1,797)

Income (loss) before income taxes	22,440	24,810	(16,866)	(63,353)	21,710
Income tax provision (benefit)	(1,294)	4,713	3,160	(10,936)	5,817

Net income (loss)	$23,734	$20,097	$(20,026)	$(52,417)	$15,893

Net income (loss) per share:
Basic	$1.05	$0.92	$(0.94)	$(2.43)	$0.75
Diluted	$1.01	$0.87	$(0.94)	$(2.43)	$0.72
Shares used in computation:
Basic	22,689	21,799	21,403	21,542	21,293
Diluted	23,437	22,975	21,403	21,542	22,118

Consolidated Balance Sheet Data (in thousands):

	12/30/2011	12/31/2010	1/1/2010	1/02/2009	12/28/2007
Cash & cash equivalents	$52,155	$34,654	$26,697	$29,620	$33,447
Working capital	117,378	96,745	61,411	73,197	80,498
Total assets	178,299	170,385	131,310	117,411	195,027
Bank borrowings and long-term debt	24,733	28,652	15,100	18,471	22,211
Short-and long-term rent obligations	3,223	3,993	4,725	4,955	48
Total stockholders’ equity	117,285	87,509	61,179	78,399	129,488

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “projection,” “forecast,” “estimates,” “intends,” “may,” “will,” “should,” “continue,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the result discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in “Item 1A — Risk Factors” above. The following discussion should be read in conjunction with the consolidated financial statement and notes thereto included in Item 8 of this report. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

The results of our operations are largely dependent on the demand for semiconductors, which is ultimately driven by demand for electronic products. These demands can vary depending on cyclical conditions of the industries we serve as well as global economic conditions. For example, our financial results for fiscal years 2011 and 2010 reflect significantly increased demand for our products over fiscal 2009, a year when demand for critical subsystems for the semiconductor capital equipment industry as well as Other Addressed Industries was significantly reduced due to extremely unfavorable global economic conditions. We also serve a relatively limited number of customers, especially in the semiconductor capital equipment business, as it is characterized by a limited number of large participants. As a result our revenue is highly concentrated.

Financial results for fiscal 2011 over fiscal 2010 reflected a modest increase in demand for our products, as our sales were $452.6 million for fiscal year 2011 compared to $443.1 million for fiscal year 2010. We did experience a slight downturn in our business during the second half of fiscal 2011, primarily in the semiconductor capital equipment and energy industries; however, we do not expect this downturn to continue into fiscal 2012. Our three largest customers in fiscal 2011 were Applied Materials, Inc., Lam Research Corporation and FEI Company, two of which each accounted for 10% or more of our sales for fiscal year 2011. These customers, as a group, accounted for 68% of our sales for fiscal 2011. Two of our largest semiconductor customers, Novellus Systems and Lam Research, recently announced that they had entered into a merger agreement pursuant to which they would combine businesses. Also, in November 2011, Applied Materials, Inc. completed the acquisition of Varian Semiconductor Equipment Associates, Inc., one of our customers. We will continue to assess the potential impact on our future operating results; however, at this time we do not believe either of these two mergers will have a significant impact, if any, on our business going forward. In addition, we will be terminating our agreement for manufacturing services to FEI Company in April 2012 as FEI has chosen to insource their production, however, we will continue to provide services for pay to FEI for up to six months subsequent to termination of the agreement. We do not believe the loss of FEI will have a material effect on our fiscal 2012 operating results.

Financial results for fiscal 2010 over fiscal 2009 reflected a significant increase in demand for our products in all industries that we serve as our operations began to recover from the global economic downturn of 2008 and 2009. Our sales for fiscal 2010 increased $283.4 million over fiscal 2009 with net income of $20.1 million compared to a net loss of $20.0 million in fiscal 2009. Our three largest customers in fiscal year 2010 were Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc., two of which each accounted for 10% or more of sales in fiscal year 2010, and as a group, these customers accounted for 72% of our sales.

Financial results for fiscal 2009 reflected significantly reduced demand for our products in all industries in which we serve due to the extremely unfavorable global economic and industry conditions which began in fiscal 2008. Sales were $159.8 million. Our three largest customers in fiscal year 2009 were Applied Materials, Inc., Intuitive Surgical, Inc., and Lam Research Corporation, each of which accounted for more than 10% of our total sales in fiscal year 2009, and as a group, these customers accounted for 79% of our sales.

Results of Operations

The following table sets forth income statement data for the periods indicated as a percentage of revenue:

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Sales	100.0%	100.0%	100.0%
Cost of goods sold	87.0%	86.7%	95.0%

Gross profit	13.0%	13.3%	5.0%
Operating expenses:
Research and development	1.2%	1.2%	2.0%
Sales and marketing	1.6%	1.6%	2.9%
General and administrative	5.0%	4.8%	10.1%

Total operating expenses	7.8%	7.6%	15.0%

Income (loss) from operations	5.2%	5.7%	(10.0)%
Interest and other income (expense), net	(0.2)%	(0.1)%	(0.5)%

Income (loss) before provision (benefit) for income taxes	5.0%	5.6%	(10.5)%
Income tax provision (benefit)	(0.2)%	1.1%	2.0%

Net income (loss)	5.2%	4.5%	(12.5)%

Fiscal Year 2011 Compared With Fiscal Year 2010

Sales

Sales for fiscal year 2011 increased $9.5 million, or 2.1%, to $452.6 million from $443.1 million for fiscal year 2010. Substantially all of the revenue increase for the year is attributable to volume increases with existing customers at relatively constant prices. During the final two quarters of fiscal year 2011, however, we experienced a slowdown in demand, primarily in the semiconductor equipment and energy spaces.

Gross Profit

Cost of goods sold consists primarily of purchased materials, inventory write-downs, and labor and overhead, including depreciation, associated with the design and manufacture of products sold. Gross profit for fiscal year 2011 increased slightly to $59.0 million, or 13.0% of sales, from $59.1 million, or 13.3% of sales, for fiscal year 2010. Our gross margin for fiscal year 2011 decreased from fiscal year 2010 primarily as a result of relatively fixed overhead costs that did not decline proportionately to the decline in revenue experienced in the second half of fiscal year 2011.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for fiscal year 2011 was $5.6 million, or 1.2% of sales, compared to 5.5 million, or 1.2% of sales for fiscal year 2010. The increase in year-over-year expense is due to an increase in payroll and related costs.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for fiscal year 2011 increased $0.4 million to $7.3 million, or 1.6% of sales, compared to $6.9 million, or 1.6% of sales, for fiscal year 2010. The increase in year-over year expense is primarily due to slight increases in payroll and related benefit costs as well as increased commissions due to increased revenue.

General and Administrative Expense

General and administrative expense consists primarily of salaries and overhead associated with our administrative staff and professional fees. General and administrative expense for fiscal year 2011 increased approximately $1.3 million, or 6.3% to $22.6 million, or 5.0% of sales, compared with $21.3 million, or 4.8% of sales, for fiscal year 2010. The increase in dollars when comparing fiscal year 2011 with fiscal year 2010 is due primarily to an increase in payroll and related benefit costs associated with an increase in headcount for our Singapore office. The increase in general and administrative expense as a percent of sales for fiscal year 2011, compared to fiscal year 2010 is due primarily to our investment in personnel in Singapore, which resulted in general and administrative related personnel costs for fiscal year 2011 being a greater proportion of sales than in the prior year.

Interest and Other Income (Expense), net

Interest and other income (expense), net for fiscal year 2011 was $(1.1) million compared to $(0.7) million for fiscal year 2010. The increase in expense for fiscal year 2011 is primarily attributable to an increase in interest expense associated with an $8.0 million term loan we entered into in October 2010.

Income Tax Provision

Our effective tax rate for fiscal year 2011 was a benefit of 5.8% compared to a provision of 19.0% for fiscal year 2010. The change in respective rates reflects, primarily, changes in our deferred tax assets and our accrual for uncertain tax positions, as well as a change in the geographic mix of worldwide earnings and financial results for the for fiscal year 2011 compared to fiscal year 2010. Our effective tax rate was lower than the statutory rate for fiscal year 2011 primarily due to the favorable impacts of the release of a valuation allowance, discussed in further detail below, as well as to the geographic distribution of our world-wide earnings in foreign jurisdictions with lower tax rates.

As of December 30, 2011, we maintained a full valuation allowance on the deferred tax assets of one of our China subsidiaries. During the fourth quarter of fiscal 2011 we reversed all of the valuation allowance related to our U.S. subsidiaries. In order to reverse a valuation allowance, SEC guidance requires us to review our cumulative twelve-quarter income/loss as well as our ability to generate sufficient future taxable income to realize our net deferred tax assets. During fiscal 2011, we conducted quarterly reviews of each of our subsidiaries. Our U.S. subsidiaries reflected a cumulative twelve quarter profit at the end of the fourth quarter of fiscal 2011 compared to a cumulative twelve quarter loss at the end of the previous quarter, and based on financial trends of our U.S. subsidiaries at the close of fiscal 2011 we determined with a higher level of confidence that we would generate sufficient taxable income to realize our deferred tax assets. Therefore, we concluded that it was appropriate to release all of the valuation allowance remaining after adjustment for true-ups and changes in deferred tax assets, or $6.7 million, related to our U.S. subsidiaries. We also concluded that due to a fourth quarter 2011 net loss and financial trends of one of our Chinese subsidiaries, it was appropriate to increase the valuation allowance $125,000 to $441,000, thereby maintaining a full reserve on the deferred tax assets of that subsidiary. During fiscal 2011 we also released $0.4 million of valuation allowance due to true-ups and changes in deferred tax assets for which we maintained a full valuation allowance. The total valuation allowance on our consolidated deferred tax assets as of December 31, 2011, was $441,000.

Our ability to realize deferred tax assets depends on its ability to generate sufficient taxable income of the same character within the carryback or carry forward periods. In assessing future GAAP taxable income, we have considered all sources of taxable income available to realize its deferred tax assets including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carry forwards, taxable income in carryback years and tax-planning strategies. If changes occur in the assumptions underlying our tax planning strategies or in the scheduling of the reversal of our deferred tax liabilities, the valuation allowance may need to be adjusted in the future.

Year Ended December 31, 2010 Compared With Year Ended January 1, 2010

Sales

Sales for the year ended December 31, 2010 increased $283.4 million, or 177.4%, to $443.1 million from $159.8 million for the year ended January 1, 2010. The increase in sales for 2010 reflects a recovery of semiconductor equipment demand since the overall slowdown in the industry. Substantially all of the revenue increase was attributable to volume increases with existing customers.

Gross Profit

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

Interest and Other Income (Expense), net

Interest and other income (expense), net for fiscal year 2010 was $(0.7) million compared to $(0.8) million for fiscal 2009. Components of interest and other income (expense), net related primarily to interest expense for both fiscal 2010 and 2009. Interest expense for 2010 was approximately $(0.9) million compared to $(0.8) million for 2009 and was slightly higher due to the $8.0 million term loan entered into in the fourth quarter of 2010. Offsetting 2010 interest expense was miscellaneous income including gains on sales of assets.

Income Tax Provision

Our effective tax rate for the year ended December 31, 2010 was 19.0% compared to 18.7% for the year ended January 1, 2010. Our effective tax rate was lower than the statutory rate for the year ended December 31, 2010 primarily due to the geographic distribution of our world-wide earnings, the favorable impacts of a reversal of $0.9 million of previously established tax liability related to our uncertain tax positions and a partial release of $1.2 million of valuation allowance.

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

Revenue Recognition

Our revenue for fiscal years 2011, 2010 and 2009 was highly concentrated in four OEM customers in the semiconductor capital equipment, energy, flat panel and medical industries. Our standard arrangement for our customers includes a signed purchase order or contract, no right of return of delivered products and no customer acceptance provisions. Revenue from sales of products is recognized when:

•	we enter into a legally binding arrangement with a customer;

•	we ship the products;

•	customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and

•	collection is reasonably assured.

Revenue is generally recognized upon shipment of the product. In arrangements which specify title transfer upon delivery, revenue is not recognized until the product is delivered. In addition, if we have not fulfilled the terms of the agreement at the time of shipment, revenue recognition is deferred until fulfillment.

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

Inventory Valuation

We write down the carrying value of our inventory to net realizable value for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. We assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts on a periodic basis. Obsolete inventory or inventory in excess of our estimated usage is written down to its estimated market value less costs to sell, if less than its cost. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specific identified inventory in excess of established usage. Inherent in our estimates of demand and market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If actual demand and market conditions are less favorable than our projections, additional inventory write-downs may be required. If the inventory value is written down to its net realizable value, and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold either as a component of a subsystem or as separate inventory. For fiscal years 2011 and 2010, respectively, we wrote down $1.4 million and $1.4 million in inventory determined to be obsolete.

Accounting for Income Taxes

The determination of our tax provision is subject to judgments and estimates. The carrying value of our net deferred tax assets, which consist primarily of tax deductions, assumes we will be able to generate sufficient future income to fully realize these deductions. In determining whether the realization of these deferred tax assets may be impaired, we make judgments with respect to whether we are likely to generate sufficient future taxable income to realize these assets. In order to reverse a valuation allowance, U.S. GAAP guidance requires us to review our cumulative twelve-quarter income/loss as well as our ability to generate sufficient future taxable income to realize our net deferred tax assets. During fiscal 2011, we conducted quarterly reviews of each of our subsidiaries and as of December 30, 2011, we concluded that it was appropriate to release all of the valuation allowance, or $6.7 million, related to our U.S. subsidiaries. We also concluded that it was appropriate to increase the valuation allowance for one of our Chinese subsidiaries by $125,000 to $441,000, thereby maintaining a full reserve on the deferred tax assets of that subsidiary. Our total valuation allowance on our consolidated deferred tax assets as of December 31, 2011, is $441,000. We also released an additional $0.4 million of valuation allowance due to the change in deferred tax assets for which we maintained a full valuation allowance.

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position. We believe we have adequately reserved for our uncertain tax positions, however, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. Our 2007 through 2009 state income tax returns are open to audit by the California Franchise Tax Board under the applicable statute of limitations. We are also subject to examination in various other jurisdictions for various periods. Our federal returns are still open under the applicable statute of limitations for fiscal years 2004 through 2005, 2010 and 2011.

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

Valuation of Goodwill and Long-lived Assets

We evaluate our intangible assets in accordance with the Financial Accounting Standards Board (“FASB”) guidance regarding accounting for the impairment of goodwill and long-lived assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as an adverse change in our business climate or a decline in the overall industry in the case of goodwill and other factors as discussed below in the case of long-lived assets, that would more likely than not reduce the fair value of a reporting unit or a long-lived assets below its carrying amount. We did not have any goodwill recorded on our consolidated balance sheet as of December 30, 2011 or December 31, 2010.

Currently, our only intangible asset is Tradename. Factors we consider important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends.

In accordance with the FASB’s guidance regarding accounting for the impairment or disposal of long-lived assets, we test other long-lived assets, including property, equipment and leasehold improvements and other intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. We assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using the income approach, which is the present value technique used to measure the fair value of future cash flow produced by each asset group, and compare it to its carrying value. The excess of the carrying value over the fair value is the process of evaluating the potential impairment of goodwill or long-lived assets is subjective and requires significant judgment on matters such as, but not limited to, the reporting unit at which goodwill should be measured for impairment and the asset group to be tested for recoverability. We are also required to make estimates that may significantly impact the outcome of the analyses. Such estimates include, but are not limited to, future operating performance and cash flows, cost of capital, terminal values, control premiums and remaining economic lives of assets.

Equity Incentives to Employees

We have accounted for stock-based compensation under the FASB’s guidance regarding stock-based compensation and the SEC’s guidance requiring the use of option pricing models.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2011
Sales	$126,719	$133,741	$105,306	$86,873	$452,639
Gross profit	$17,552	$18,993	$12,852	$9,595	$58,992
Net income	$5,820	$6,958	$3,155	$7,801	$23,734
2010
Sales	$98,467	$105,878	$118,486	$120,303	$443,134
Gross profit	$12,376	$14,795	$17,201	$14,769	$59,141
Net income	$3,850	$5,654	$6,697	$3,896	$20,097

Our operating results for fiscal 2011 reflect the reversal of a tax valuation allowance of $6.7 million in the fourth quarter.

Liquidity and Capital Resources

We have required capital principally to fund our working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of December 30, 2011, we had unrestricted cash of $52.2 million compared to $34.7 million as of December 31, 2010.

For fiscal year 2011, we generated cash from operating activities of $23.7 million compared to using cash of $4.9 million for fiscal year 2010. Operating cash flows generated for fiscal year 2011 were from: $23.7 million of net income; net non-cash activity, including depreciation and amortization of $2.9 million and stock-based compensation of $4.4 million; decreases in accounts receivable of $13.5 million and inventory of $3.8 million. Offsetting cash inflows were decreases in accounts payable of $16.5 million and accrued compensation of $0.9 million, an increase in deferred income tax of $6.3 million and a decrease of $3.8 million in inventory. Our cash inflows flows from operations in any given period are largely driven by the timing of sales, the collection of accounts receivable and the payment of accounts payable, principally inventory related.

Net cash used in investing activities for fiscal year 2011 increased to $4.0 million from $3.8 million for fiscal year 2010. Capital expenditures for fiscal year 2011 reflect our continued investment in our Asian subsidiaries as well as our domestic operating units.

Net cash used in financing activities for fiscal year 2011 was $2.2 million compared to net cash provided by financing activities of $16.6 million for fiscal year 2010. For fiscal year 2011, our cash used in financing activities was due to payments on our term loans of $3.9 million, offset by proceeds from option exercises and our employee stock purchase program of $1.0 million and excess tax benefits from stock-based compensation of $0.7 million.

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

However, in order to expand our business or acquire additional complementary businesses or technologies, we may need to raise additional funds through equity or debt financings. If required, additional financing may not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, our stockholders’ equity interest will be diluted and these securities might have rights, preferences and privileges senior to those of our current stockholders. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.

The undistributed earnings of our foreign subsidiaries at December 30, 2011 are considered to be indefinitely reinvested and no distribution of those earnings in the form of dividends or otherwise, as well as related provisions for U.S. income taxes, have been provided thereon. We anticipate that we have adequate liquidity and capital resources at the subsidiary level and would not need to repatriate earnings to the U.S. However, should our cash requirements change, we could repatriate cash to the U.S., but would likely incur additional taxes and penalties.

Borrowing Arrangements

We have borrowing arrangements with our banking facility which includes a $25.0 million revolving credit facility and two term loans. The aggregate amount of the revolving credit facility, which matures on December 31, 2013, is subject to a borrowing base equal to 80% of eligible accounts receivable and 45% of eligible inventory (total eligible inventory not to exceed $3.0 million) and is secured by substantially all of our assets. The revolving credit facility bears interest per annum at a variable rate equal to the greater of prime rate, as defined in the loan agreement, plus a margin of 25 basis points. During the third quarter ended September 30, 2011, the interest rate on the revolving credit facility decreased to 3.50% from 4.25%, which was the interest rate during the first six months of 2011. The interest rate at December 30, 2011 on the revolving credit facility was 3.50%. The revolving credit facility contains certain reporting and financial covenants that must be met on a quarterly basis in order for us to remain in compliance. We were in compliance with all of its bank covenants as of December 30, 2011. The revolving credit facility balance as of December 30, 2011 was $19.5 million.

As of December 30, 2011, we had two term loans with our banking facility, one for $3.0 million which matured on January 29, 2012 and one for $8.0 million which matures on October 21, 2013. The term loans bear interest per annum at a variable rate equal to the greater of prime rate, as defined per the loan agreement, plus a margin of 75 basis points. During the third quarter ended September 30, 2011, the interest rate on the outstanding term loans decreased to 4.00% from 4.75%, which was the interest rate during the first six months of 2011. The interest rate at December 30, 2011 on the term loans was 4.00%. The combined balance of the term loans as of December 30, 2011 was $5.3 million.

We also had a $5.0 million equipment loan that we paid in full in May 2011. The interest rate and outstanding balance on the equipment loan was 7.6% and $0.4 million, respectively, as of December 31, 2010.

Total debt outstanding as of December 30, 2011, was $24.7 million.

Capital Expenditures

Capital expenditures were $4.0 million for fiscal year 2011, primarily due to domestic investment and continued investment in our Asian subsidiaries.

Contractual Obligations

Other than operating leases for certain equipment and real estate, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the revolving credit facility and term loans described above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of December 30, 2011 (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Capital lease	$10	$10	$7	$—	$—	$—	$27
Operating lease(1)	4,103	3,675	3,060	1,275	321	—	12,434
Borrowing arrangements	2,931	21,802	—	—	—	—	24,733
Purchase obligations	48,499	—	—	—	—	—	48,499

Total(2)	$55,543	$25,487	$3,067	$1,275	$321	$—	$85,693

(1)	Operating lease expense reflects (a) the lease for our headquarters facility in Hayward, California that expires in 2015; (b) the leases for manufacturing facilities in South San Francisco that expire in 2012 thru 2013; (c) the leases for manufacturing facilities in China and Singapore that expire in 2012 thru 2016 and; (d) the leases for manufacturing facilities in Austin, Texas that expire in 2016. We have options to renew certain of the leases in South San Francisco, Hayward and Austin which we expect to exercise.
(2)	As a result of the implementation of FASB’s guidance regarding accounting for uncertainty in income taxes, we have recorded an additional tax liability of $132,000 to offset the recognition of previously recorded excess tax benefits. Because of the uncertainty surrounding the future payment of these liabilities, the amount has been excluded from the table above.

Recently Issued Accounting Standards

In September 2011, the FASB issued authoritative guidance to allow entities to use a qualitative approach to test goodwill for impairment. This authoritative guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and earlier adoption is permitted. Currently, the implementation of this authoritative guidance would have no impact on our financial position or results of operations.

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the requirement regarding the presentation of reclassification adjustments out of accumulated other comprehensive income was deferred indefinitely. The new guidance, except for the provision deferred, is effective for us in the first quarter of fiscal year 2012, with early adoption permitted, and should be applied retrospectively. The implementation of this authoritative guidance will change only the presentation of comprehensive income and will have no impact on our financial position or results of operations.

In May 2011, the FASB issued authoritative guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This authoritative guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. This authoritative guidance also expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for us in the first quarter of fiscal year 2012. The implementation of this authoritative guidance is not expected to have a material impact on our financial position or results of operations.

In December 2010, the FASB issued authoritative guidance on business combinations. This authoritative guidance requires a public entity that presents comparative financial statements to disclose the revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the prior annual reporting period. In addition, this authoritative guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This authoritative guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The implementation of this authoritative guidance had no impact on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in value of financial instruments caused by fluctuations in interest rates and foreign exchange rates.

Foreign Exchange Rates

Currently, a significant majority of our sales and arrangements with third-party suppliers provide for pricing and payment in US dollars, and, therefore, are not subject to material exchange rate fluctuations. Therefore, we do not expect foreign currency exchange rate fluctuations to have a material effect on our results of operations. However, increases in the value of the U.S. dollar relative to other currencies would make our products more expensive relative to competing products priced in such other currencies, which could negatively impact our ability to compete. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our foreign suppliers raising their prices in order to continue doing business with us.

Chinese authorities recently relaxed controls of its currency, the Renminbi, and allowed the currency to strengthen against other world currencies, including the U.S. dollar. We continue to monitor any potential impact of the appreciation of the Renminbi on our operations in China as well as globally. Changes in the value of the Renminbi did not have a material impact on our results of operations for any of fiscal years 2011, 2010 or 2009.

Interest Rates

Our interest rate risk relates primarily to our third party debt which totalled $24.7 million as of December 30, 2011 and carries interest rates pegged to the PRIME rate. An immediate increase in interest rates of 100 basis points would increase our interest expense by less than $0.1 million per quarter. This would be partially offset by increased interest income on our invested cash. Conversely, an immediate decline of 100 basis points in interest rates would decrease our interest expense by less than $0.1 million per quarter. This would be partially offset by decreased interest income on our invested cash.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ultra Clean Holdings, Inc.

Hayward, California

We have audited the accompanying consolidated balance sheets of Ultra Clean Holding, Inc. and subsidiaries (the “Company”) as of December 30, 2011 and December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ultra Clean Holdings, Inc. and subsidiaries at December 30, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Jose, California

March 20, 2012

Ultra Clean Holdings, Inc.

Consolidated Balance Sheets

	December 30, 2011	December 31, 2010
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$52,155	$34,654
Accounts receivable, net of allowance of $5 and $125, respectively	41,051	54,589
Inventory	55,473	59,288
Deferred tax assets	1,992	284
Prepaid expenses and other	3,449	2,952

Total current assets	154,120	151,767

Equipment and leasehold improvements, net	10,009	8,971
Purchased intangibles, net	8,987	8,987
Deferred tax assets	4,766	196
Other non-current assets	417	375

Total assets	$178,299	$170,296

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$2,931	$4,110
Accounts payable	29,451	45,957
Accrued compensation and related benefits	2,803	3,689
Deferred rent, current portion	895	770
Other current liabilities	662	496

Total current liabilities	36,742	55,022

Long-term debt	21,802	24,542
Deferred rent and other liabilities	2,470	3,223

Total liabilities	61,014	82,787

Commitments and contingencies (See Note 10)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock and additional paid-in capital — $0.001 par value, 90,000,000 authorized; 22,910,649 and 22,299,982 shares issued and outstanding, in 2011 and 2010, respectively	108,838	102,796
Common shares held in treasury, at cost, 601,944 shares in 2011 and 2010, respectively	(3,337)	(3,337)
Retained earnings/(Accumulated deficit)	11,784	(11,950)

Total stockholders’ equity	117,285	87,509

Total liabilities and stockholders’ equity	$178,299	$170,296

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Operations

	Twelve Months Ended
	December 30, 2011	December 31, 2010	January 1, 2010
	(In thousands, except per share amounts)
Sales	$452,639	$443,134	$159,757
Cost of goods sold	393,647	383,993	151,741

Gross profit	58,992	59,141	8,016

Operating expenses:
Research and development	5,556	5,487	3,212
Sales and marketing	7,257	6,887	4,693
General and administrative	22,633	21,290	16,186

Total operating expenses	35,446	33,664	24,091

Income (loss) from operations	23,546	25,477	(16,075)

Interest and other expense, net	(1,106)	(667)	(791)

Income (loss) before provision (benefit) for income taxes	22,440	24,810	(16,866)
Income tax provision (benefit)	(1,294)	4,713	3,160

Net income (loss)	$23,734	$20,097	$(20,026)

Net income (loss) per share:
Basic	$1.05	$0.92	$(0.94)
Diluted	$1.01	$0.87	$(0.94)
Shares used in computing net income (loss) per share
Basic	22,689	21,799	21,403
Diluted	23,437	22,975	21,403

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
	(in thousands, except share amounts)
Balance January 2, 2009	21,287,700	$90,420	$(12,021)	$78,399
Issuance of restricted common stock	60,000	—	—	—
Issuance under employee stock plans	136,478	101	—	101
Amortization of stock-based compensation	—	2,705	—	2,705
Net loss	—	—	(20,026)	(20,026)

Balance January 1, 2010	21,484,178	93,226	(32,047)	61,179
Issuance of restricted common stock	30,000	—	—	—
Issuance under employee stock plans	785,804	1,795	—	1,795
Amortization of stock-based compensation	—	3,196	—	3,196
Excess tax benefit from stock-based compensation	—	1,242	—	1,242
Net income	—	—	20,097	20,097

Balance December 31, 2010	22,299,982	99,459	(11,950)	87,509
Issuance of restricted common stock	37,500	—	—	—
Issuance under employee stock plans	573,167	1,011	—	1,011
Amortization of stock-based compensation	—	4,359	—	4,359
Excess tax benefit from stock-based compensation	—	672	—	672
Net income	—	—	23,734	23,734

Balance December 30, 2011	22,910,649	$105,501	$11,784	$117,285

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Cash Flows

	Twelve Months Ended
	December 30, 2011	December 31, 2010	January 1, 2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$23,734	$20,097	$(20,026)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,945	2,323	2,279
Deferred income tax	(6,278)	(284)	7,363
Excess tax benefit from stock-based compensation	(672)	(1,243)	—
Stock-based compensation	4,359	3,196	2,705
Changes in assets and liabilities:
Accounts receivable	13,538	(19,802)	(20,997)
Inventory	3,815	(12,312)	(7,162)
Prepaid expenses and other	(408)	2,378	3,487
Other non-current assets	(42)	(163)	(341)
Accounts payable	(16,506)	(214)	34,786
Accrued compensation and related benefits	(886)	1,311	57
Income taxes payable	672	1,242	—
Other current liabilities	(547)	(1,386)	(1,060)

Net cash provided by (used in) operating activities	23,724	(4,857)	1,091

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(3,983)	(3,817)	(738)
Proceeds from sale of equipment	—	46	—

Net cash used in investing activities	(3,983)	(3,771)	(738)

Cash flows from financing activities:
Proceeds from revolving credit facility	16,000	8,000	2,500
Proceeds from long-term loans	—	8,000	3,000
Principal payments on revolving credit facility	(16,000)	—	(5,778)
Principal payments on long-term debt and capital lease obligations	(3,923)	(2,453)	(3,100)
Excess tax benefit from stock-based compensation	672	1,243	—
Proceeds from issuance of common stock	1,011	1,795	102

Net cash provided by (used in) financing activities	(2,240)	16,585	(3,276)

Net increase (decrease) in cash	17,501	7,957	(2,923)
Cash and cash equivalents at beginning of year	34,654	26,697	29,620

Cash and cash equivalents at end of year	$52,155	$34,654	$26,697

Supplemental cash flow information:
Income taxes paid	$2,231	$4,538	$—
Interest paid	$1,058	$934	$821
Non-cash investing and financing activities:
Restricted stock issued	$3,095	$1,275	$334
Fixed asset purchases included in accounts payable	$25	$73	$37

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements

1. Organization and Significant Accounting Policies

Organization — Ultra Clean Holdings, Inc. (the “Company”) is a leading developer and supplier of critical subsystems, primarily for the semiconductor capital equipment industry. The Company also leverages the specialized skill set required to support semiconductor capital equipment to serve the technologically similar markets in the flat panel, medical, energy and research industries, collectively referred to as “Other Addressed Industries”. The Company develops, designs, prototypes, engineers, manufactures and tests subsystems which are highly specialized and tailored to specific steps in the semiconductor manufacturing process as well as the manufacturing processes in Other Addressed Industries. The Company’s revenue is derived from the sale of gas delivery systems and other critical subsystems including chemical mechanical planarization (“CMP”) subsystems, chemical delivery modules, top plate assemblies, frame assemblies, process modules and other high level assemblies.

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

Concentration of Credit Risk — Financial instruments which subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company sells its products primarily to semiconductor capital equipment manufacturers based in the United States. The Company performs credit evaluations of its customers’ financial condition and generally requires no collateral.

Significant sales to customers — The Company’s most significant customers (having accounted for 10% or more of annual sales) and their related sales as a percentage of total sales for each of the previous three years, were as follows:

	Fiscal Year Ended
	2011	2010	2009
Applied Materials, Inc.	36%	35%	41%
Lam Research Corporation	26%	29%	23%
Intuitive Surgical, Inc.	—	—	15%

Total	62%	64%	69%

Three customers each had individual accounts receivable balances greater than 10% as of December 30, 2011, which, in aggregate, represented 80% of the Company’s outstanding trade receivables. Two customers each had individual accounts receivable balances greater than 10% as of December 31, 2010 with a combined total of 63% of the Company’s outstanding trade receivables.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Fair Value of Financial Instruments — Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and bank borrowings. The carrying value of these instruments approximates their fair value because of their short-term nature.

The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value in the following hierarchy:

Level 1 — Observable inputs, such as quoted prices in active markets,

Level 2 — Inputs other than the quoted prices in active markets that are observable either directly or indirectly,

Level 3 — Unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions.

The only financial asset or liability measured at fair value on a recurring basis is an overnight sweep account invested in money market funds with a carrying value and fair value of $23.0 million at December 30, 2011, which are valued based on Level 2 inputs.

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

At December 30, 2011 and December 31, 2010, inventory balances were $55.5 million and $59.3 million, respectively, net of reserves of $3.9 million and $3.1 million, respectively. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specific identified inventory in excess of estimated usage. Inventory write-downs were $1.4 million, $1.4 million and $0.5 million in the years ended December 30, 2011, December 31, 2010 and January 1, 2010, respectively.

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

Product Warranty — The Company provides a warranty on its products for a period of up to two years, and provides for warranty costs at the time of sale based on historical activity. Determination of the warranty reserve requires the Company to make estimates of product return rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from these

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

estimates, adjustments to recognize additional cost of sales may be required in future periods. The warranty reserve is included in other current liabilities on the consolidated balance sheet. Product warranty cost activity consisted of the following (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Beginning Balance	$204	$112	$164
Additions related to sales	726	451	75
Warranty costs incurred	(580)	(359)	(127)

Ending Balance	$350	$204	$112

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

The determination of the Company’s tax provision is subject to judgments and estimates. The carrying value of the Company’s net deferred tax assets, which is made up primarily of tax deductions, assumes it will be able to generate sufficient future income to fully realize these deductions. In determining whether the realization of these deferred tax assets may be impaired, the Company makes judgments with respect to whether it is likely to generate sufficient future taxable income to realize these assets. The provision for the year ended December 30, 2011, includes a partial release of valuation allowance of $6.7 million. The provision for the year ended December 31, 2010, includes a partial release of valuation allowance of $1.2 million. The provision for the twelve months ended January 1, 2010, includes the establishment of a valuation allowance of $7.0 million in the second quarter of 2009. As of December 30, 2011, the remaining valuation allowance on its consolidated deferred tax assets maintained by the Company was $441,000.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company’s 2008 through 2011 federal income tax returns are open to audit through the statute of limitations by the Internal Revenue Service. The Company’s 2007 through 2011 state income tax returns are open to audit by the California Franchise Tax Board. The Company is also subject to examination in various other jurisdictions for various periods. The Company’s federal returns are still open for fiscal years 2004 through 2007 due to the carryback of losses for these years.

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

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Stock-based compensation expense includes compensation costs related to estimated fair values of stock options and awards granted. Stock-based compensation expense from stock options and stock awards and the related income tax benefit recognized were $4.4 million and $1.0 million, respectively, for fiscal year 2011, $3.2 million and $0.6 million, respectively, for fiscal year 2010, and $2.7 million and $0.5 million, respectively, for fiscal year 2009.

The estimated fair value of the Company’s equity-based awards, net of expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis over a weighted average period of four years for stock options three years for restricted stock awards and will be adjusted for subsequent changes in estimated forfeitures and future option grants.

On June 10, 2010, the stockholders of the Company approved amendments to the Company’s 2003 Amended and Restated Stock Incentive Plan, which included: an increase in share authorization by 1,500,000 common shares and the elimination of the Company’s ability to increase further the number of shares under the plan without stockholder approval. Changes to the 2003 Amended and Restated Stock Incentive Plan are more fully described in the Company’s definitive proxy statement filed on April 23, 2010.

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

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The exercise price of each stock option equals the market price of the Company’s stock on the date of grant. The weighted average estimated fair value of employee stock option grants for the 2010 and 2009 was $6.42 and $0.79, respectively. There were no employee stock option grants by the Company for fiscal year 2011. Generally, options vest over four years and expire no later than ten years from the grant date. The weighted average assumptions used in the model for fiscal years 2010 and 2009 are outlined in the following table:

	December 31, 2010	January 1, 2010
Dividend yield	0.0%	0.0%
Expected volatility	75.0%	70.0%
Risk-free interest rate	1.9%	2.2%
Expected life (in years)	5.5	5.6

The following table summarizes the Company’s restricted stock units and restricted stock awards activity for fiscal year 2011 (in thousands):

Number of Shares
Unvested at December 31, 2010	797
Granted	794
Vested	(318)
Forfeited	(106)

Unvested at December 30, 2011	1,167

During fiscal years 2011, 2010 and 2009, the Company recorded $3.4 million, $2.6 million and $2.2 million, respectively, of stock-based compensation expense, net of tax, associated with employee and director stock plans and employee stock purchase plan programs. As of December 30, 2011, there was $6.5 million, net of forfeitures of $1.5 million, of unrecognized compensation cost related to employee and director stock which is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.0 years, and will be adjusted for subsequent changes in estimated forfeitures and future option grants.

Total stock-based compensation during the fiscal years 2011, 2010 and 2009, respectively, to various operating expense categories was as follows (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Cost of goods sold (1)	$1,397	$809	$822
Sales and marketing	380	414	225
Research and development	325	255	22
General and administrative	2,257	1,718	1,636

	4,359	3,196	2,705
Income tax benefit	(1,046)	(607)	(506)

Net stock-based compensation expense	$3,313	$2,589	$2,199

(1)	As of December 30, 2011 and December 31, 2010, there were no stock-based compensation expenses capitalized in inventory.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Impairment of Other Long-lived Assets — Purchased intangibles consist of Tradename acquired as part of a purchase business combination.

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

Critical estimates in valuing certain intangible assets include, but are not limited to: future expected cash flows from customer contracts; acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the products when completed; the market position of the acquired products; and assumptions about the period of time the Tradename will continue to be used in the Company’s product portfolio. Based upon these estimates, the Tradename asset was assigned an indefinite life.

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

The process of evaluating the potential impairment of long-lived assets is subjective and requires significant judgment on matters such as, but not limited to, the asset group to be tested for recoverability. The Company is also required to make estimates that may significantly impact the outcome of the analyses. Such estimates include, but are not limited to, future operating performance and cash flows, cost of capital, terminal values, control premiums and remaining economic lives of assets. Management performed the annual impairment test of its long-lived assets as of December 30, 2011, and determined that its long-lived assets were not impaired.

Revenue Recognition — Product revenue is generally recorded upon shipment. In arrangements that specify title transfer upon delivery, revenue is not recognized until the product is delivered. The Company recognizes revenue when persuasive evidence of an arrangement exists, shipment has occurred, price is fixed or determinable and collectability is reasonably assured. If the Company has not substantially completed a product or fulfilled the terms of a sales agreement at the time of shipment, revenue recognition is deferred until fulfillment. Our standard arrangement for our customers includes a signed purchase order or contract, no right of return of delivered products and no customer acceptance provisions.

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

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Recently Issued Accounting Standards — In September 2011, the FASB issued authoritative guidance to allow entities to use a qualitative approach to test goodwill for impairment. This authoritative guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and earlier adoption is permitted. Currently, the implementation of this authoritative guidance would have no impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the requirement regarding the presentation of reclassification adjustments out of accumulated other comprehensive income was deferred indefinitely. The new guidance, except for the provision deferred, is effective for the Company in the first quarter of fiscal 2012, with early adoption permitted, and should be applied retrospectively. The implementation of this authoritative guidance will change only the presentation of comprehensive income and will have no impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued authoritative guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This authoritative guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. This authoritative guidance also expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for the Company in the first quarter of fiscal 2012. The implementation of this authoritative guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2010, the FASB issued authoritative guidance on business combinations. This authoritative guidance requires a public entity that presents comparative financial statements to disclose the revenue and

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the prior annual reporting period. In addition, this authoritative guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This authoritative guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company complies with this authoritative guidance.

2. Balance Sheet Information

Inventory consisted of the following (in thousands):

	December 30, 2011	December 31, 2010
Raw materials	$42,976	$43,522
Work in process	12,953	17,448
Finished goods	3,486	1,440

	59,415	62,410
Reserve for excess and obsolete	(3,942)	(3,122)

Net	$55,473	$59,288

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	December 30, 2011	December 31, 2010
Computer equipment and software	$7,089	$6,516
Furniture and fixtures	1,761	1,522
Machinery and equipment	9,282	7,254
Leasehold improvements	10,860	10,094

	28,992	25,386
Accumulated depreciation and amortization	(18,983)	(16,415)

Total	$10,009	$8,971

3. Impairment of Long-lived Assets

Long-lived Assets (Other intangible assets, property and equipment and leasehold improvements)

In accordance with the FASB’s guidance regarding accounting for the impairment or disposal of long-lived assets, at the end of fiscal 2011 and 2010 the Company assessed the useful lives of its property, plant and equipment and concluded that they were reasonable. The Company assessed its Tradename intangible asset and concluded that the life is still not determinable. The remaining net carrying value of the Company’s Tradename purchased intangible asset, net was $9.0 million as of December 30, 2011 and December 31, 2010.

4. Debt and Lease Obligations

The Company has borrowing arrangements with its banking facility which includes a $25.0 million revolving credit facility and two term loans. The aggregate amount of the revolving credit facility, which matures

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

on December 31, 2013, is subject to a borrowing base equal to 80% of eligible accounts receivable and 45% of eligible inventory (total eligible inventory not to exceed $3.0 million) and is secured by substantially all of the Company’s assets. The revolving credit facility bears interest per annum at a variable rate equal to the greater of prime rate, as defined in the loan agreement, plus a margin of 25 basis points. During the third quarter ended September 30, 2011, the interest rate on the revolving credit facility decreased to 3.5% from 4.25%, which was the interest rate during the first six months of 2011. The interest rate at December 30, 2011, on the revolving credit facility was 3.5%. The revolving credit facility contains certain reporting and financial covenants that must be met on a quarterly basis in order for the Company to remain in compliance. The Company was in compliance with all of its bank covenants as of December 30, 2011. The revolving credit facility balance as of December 30, 2011 was $19.5 million.

As of December 30, 2011, the Company had two term loans with its banking facility, one for $3.0 million which matured on January 29, 2012 and one for $8.0 million which matures on October 21, 2013. The term loans bear interest per annum at a variable rate equal to the greater of prime rate, as defined per the loan agreement, plus a margin of 75 basis points. During the third quarter ended September 30, 2011, the interest rate on the outstanding term loans decreased to 4.0% from 4.75%, the interest rate during the first six months of 2011. The interest rate at December 30, 2011, on the term loans was 4.00%. The combined balance of the term loans as of December 30, 2011 was $5.3 million.

The Company also had a $5.0 million equipment loan that was paid in full in May 2011. The interest rate and outstanding balance on the equipment loan was 7.6% and $0.4 million, respectively, as of December 31, 2010.

Total debt outstanding as of December 30, 2011, was $24.7 million.

The Company leases certain equipment under capital lease arrangements. In addition, the Company leases its corporate and regional offices as well as some of its office equipment under non-cancelable operating leases. The Company has a renewal option for its leased facilities in South San Francisco, California; Hayward, California; Austin, Texas; and Shanghai, China.

The following table summarizes the Company’s future minimum lease payments and principal payments under debt obligations as of December 30, 2011 (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Capital lease	$10	$10	$7	$—	$—	$—	$27
Operating lease(1)	4,103	3,675	3,060	1,275	321	—	12,434
Borrowing arrangements	2,931	21,802	—	—	—	—	24,733

Total	$7,044	$25,487	$3,067	$1,275	$321	$—	$37,194

(1)	Operating lease expense reflects (a) the lease for our headquarters facility in Hayward, California that expires in 2015; (b) the leases for manufacturing facilities in South San Francisco that expire in 2012 thru 2013; (c) the leases for manufacturing facilities in China and Singapore that expire in 2012 thru 2014 and; (d) the leases for manufacturing facilities in Austin, Texas that expire in 2016. We have options to renew certain of the leases in South San Francisco, Hayward and Austin which we expect to exercise.

The cost of equipment under the capital leases included in property and equipment at December 30, 2011 and December 31, 2010, was approximately $0.1 million and $0.1 million, respectively. Net book value of leased equipment at December 30, 2011 and December 31, 2010 was approximately $26,000 and $36,000, respectively.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Rental expense for fiscal years 2011, 2010 and 2009 was approximately $3.5 million, $3.5 million and $3.7 million, respectively. Included within deferred rent and other liabilities in 2011 and 2010 were $2.3 million and $3.2 million of deferred rent, respectively.

5. Income Taxes

U.S. and foreign components of income (loss) before income taxes were (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
U.S. operations	$4,839	$14,585	$(16,636)
Foreign operations	17,601	10,225	(230)

Total pretax income	$22,440	$24,810	$(16,866)

The provision for taxes on income consisted of the following (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Current:
Federal	$1,503	$2,241	$(4,547)
State	324	1,186	40
Foreign	3,157	1,766	304

Total current	4,984	5,193	(4,203)

Deferred:
Federal	(4,257)	—	6,054
State	(2,282)	—	1,279
Foreign	261	(480)	30

Total deferred	(6,278)	(480)	7,363

Total provision (benefit)	$(1,294)	$4,713	$3,160

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Significant components of net deferred tax assets and deferred tax liabilities for federal and state income taxes were as follows (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010
Net current deferred tax asset (liability):
Inventory valuation and basis difference	$1,347	$1,401
Other accrued expenses	742	1,133
State taxes	(77)	(109)

	2,012	2,425

Net non-current deferred tax asset (liability):
Deferred rent	9	3
Other accrued expenses	3,181	2,675
Depreciation	842	1,535
Net operating losses	1,853	2,276
State taxes	(699)	(936)

	5,187	5,553

Total deferred tax assets	7,199	7,978
Valuation allowance	(441)	(7,498)

Net deferred tax assets	$6,758	$480

The effective tax rate differs from the federal statutory tax rate as follows:

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Federal income tax provision at statutory rate	34.0%	34.0%	(35.0)%
State income taxes, net of federal benefit	0.8%	3.2%	(3.2)%
Effect of foreign operations	(11.4)%	(9.3)%	0.9%
Valuation allowance	(29.8)%	(5.0)%	51.6%
Other	0.6%	(3.9)%	4.4%

Effective income tax rate	(5.8)%	19.0%	18.7%

Undistributed earnings of the Company’s foreign subsidiaries at December 30, 2011 are considered to be indefinitely reinvested and no provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The provision for the year ended December 30, 2011, includes a partial release of valuation allowance of $6.7 million (see discussion below). The provision for the year ended December 31, 2010, includes a reversal of $0.9 million of previously established tax liability related to the Company’s uncertain tax positions due to the finalization of the examination of the Company’s tax returns for the period 2006 through 2009 by the Internal Revenue Service, and a partial release of valuation allowance of $1.2 million (see discussion below). The provision for the year ended January 1, 2010, includes the establishment of a valuation allowance of $7.0 million in the second quarter of 2009.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Balance as of January 2, 2009	$428
Increases related to current year tax positions	522
Expiration of the statute of limitations for the assessment of taxes	(30)

Balance as of January 1, 2010	$920
Increases related to prior year tax positions	2
Expiration of the statute of limitations for the assessment of taxes	(833)

Balance as of December 31, 2010	$39
Increases related to prior year tax positions	108
Increases related to current year tax positions	24
Expiration of the statute of limitations for the assessment of taxes	(39)

Balance as of December 30, 2011	$132

The Company’s gross liability for unrecognized tax benefits as of December 30, 2011, December 31, 2010 and January 1, 2010 was $132,000, $39,000 and $920,000. Increases or decreases to interest and penalties on uncertain tax positions are included in income tax provision (benefit) in the Consolidated Statement of Operations. Interest related to uncertain tax positions were $10,000 as of December 30, 2011, $7,000 as of December 31, 2010 and $262,000 as of January 1, 2010. Although it is possible some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

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

As of December 30, 2011, the Company maintained a full valuation allowance on the deferred tax assets of one of the Company’s China subsidiaries. During the fourth quarter of fiscal 2011 the Company reversed all of the valuation allowance related to the Company’s U.S. federal and state deferred tax assets. In order to reverse a valuation allowance, U.S. GAAP guidance requires the Company to review the Company’s cumulative twelve-quarter income/loss as well as its ability to generate sufficient future taxable income to realize its net deferred tax assets. During fiscal 2011, the Company conducted quarterly reviews of each of its subsidiaries. The Company’s U.S. subsidiaries reflected a cumulative twelve quarter profit at the end of the fourth quarter of fiscal 2011 compared to a cumulative twelve quarter loss at the end of the previous quarter, and based on financial trends of its U.S. subsidiaries at the close of fiscal 2011 the Company determined that it was more likely than not that it would generate sufficient taxable income to realize its deferred tax assets. Therefore, the Company concluded that it was appropriate to release all of the valuation allowance remaining after adjustment for true-ups and changes in deferred tax assets, or $6.7 million, related to its U.S. federal and state deferred tax assets. The Company also concluded that due to a fourth quarter 2011 net loss and financial trends of one of its Chinese subsidiaries, it was appropriate to increase the valuation allowance by $125,000 to $441,000, thereby maintaining

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

a full reserve on the deferred tax assets of that subsidiary. During fiscal 2011 the Company also released $0.4 million of valuation allowance due to true-ups and changes in deferred tax assets for which it maintained a full valuation allowance. The total valuation allowance on the Company’s consolidated deferred tax assets as of December 31, 2011, is $441,000.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company’s 2008 through 2011 federal income tax returns are open to audit through the statute of limitations by the Internal Revenue Service. The Company’s 2007 through 2011 state income tax returns are open to audit under the statute of limitations by the California Franchise tax Board. The Company is also subject to examination in various other jurisdictions for various periods. The Company’s federal returns are still open for fiscal years 2004 through 2007 due to the carryback of losses for these years.

The Company is currently experiencing a tax holiday related to its Singapore subsidiary that will expire for tax years beginning January 2015. The Company’s Singapore subsidiary recorded a net profit for the year ended December 30, 2011.

Sales, Use and Value-Added Taxes — Sales, Use and value-added taxes receivable and payable are recorded on a net basis by jurisdiction. Subsequent to the issuance of the 2010 consolidated financial statements, management determined that certain of these receivables and payables had previously been recorded on a gross basis. Accordingly, the amounts previously reported as of December 31, 2010 have been corrected in the accompanying consolidated financial statements to be reported on a net basis. Accrued liabilities were reduced by $2.7 million as of December 31, 2010 from $3.2 million as previously reported to $0.5 million. Prepaid and other current assets were reduced by $2.7 million as of December 31, 2010 from $5.9 million as previously reported to $3.2 million. Additionally, the consolidated statement of cash flows for the year ended January 1, 2010 has been corrected, within cash flows from operating activities, to report a change in prepaid expenses and other current asserts of $3.5 million rather than a change of $2.8 million as previously reported, and a change in accrued liabilities of $(1.1) million rather than a change of $(0.4) million as previously reported. The consolidated statement of cash flows for the year ended December 31, 2010 has been corrected, within cash flows from operating activities, to report a change in prepaid expenses and other current assets of $2.4 million rather than a change of $0.4 million as previously reported, and a change in accrued liabilities of $(1.4) million rather than a change of $0.6 million as previously reported. These corrections had no effect on the Company’s previously reported stockholders’ equity, net income (loss), working capital or net cash provided by operations.

6. Stockholders’ Equity

Stock Repurchase Plan — On July 24, 2008, the Board of Directors approved a stock repurchase program for up to $10.0 million. The Company commenced the repurchase of its common stock on August 4, 2008. The total number of shares repurchased and related cost of the stock repurchase program were 601,994 shares at a cost of $3,337,000, or an average cost of $5.54 per share. The Company did not repurchase stock during any of the fiscal years ended January 1, 2010, December 31, 2010 and December 30, 2011.

7. Employee Benefit Plans

Stock Options — On February 20, 2003, the Company adopted the 2003 Stock Incentive Plan (the “2003 Incentive Plan”) which was subsequently amended and restated. The Company has reserved 4,515,239 shares of its common stock for issuance under the 2003 Incentive Plan, as amended and restated. The 2003 Incentive Plan provides for the issuance of options and other stock-based awards. Options are generally granted at fair value at the date of grant as determined by the Board of Directors, have terms up to ten years and generally vest over four years. At December 30, 2011, 1,184,018 shares were available for future grants under the 2003 Incentive Plan.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Option activity under the 2003 Incentive Plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Outstanding, January 2, 2009	2,145,882	$8.03	6.65	$360

Granted	1,204,292	1.63
Exercised	(14,312)	1.07
Cancelled	(441,400)	7.96

Outstanding, January 1, 2010	2,894,462	$5.38	6.99	$8,543

Granted	66,000	3.01
Exercised	(646,671)	2.59
Cancelled	(330,828)	6.32

Outstanding, December 31, 2010	1,982,963	$6.07	5.96	$8,130

Granted	—	—
Exercised	(269,017)	3.16
Cancelled	(59,255)	6.07

Outstanding, December 30, 2011	1,654,691	$6.54	5.02	$2,776

Options exercisable and expected to vest, December 30, 2011	1,633,763	$6.60	4.99	$2,687
Options exercisable, December 30, 2011	1,414,874	$7.36

The following table summarizes information with respect to options outstanding and exercisable at December 30, 2011:

Range of Exercise Price	Shares Outstanding	Weighted Average Remaining Average Life (Years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$1.00–1.11	349,436	5.97	$1.09	229,413	$1.08
$1.17–6.43	293,476	6.99	2.64	175,777	2.90
$6.55–6.55	388,323	3.36	6.55	388,323	6.55
$6.61–12.99	345,806	4.04	8.72	343,711	8.73
$13.51–14.90	277,650	5.27	14.80	277,650	14.80

Grand Total	1,654,691	5.02	$6.54	1,414,874	$7.36

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the fiscal years 2011,2010 and 2009, the intrinsic value of the Company’s exercised stock options was $2.2 million, $4.6 million, and $23,000, respectively. For the 2011, 2010 and 2009, the Company’s vested share recognized expense was $0.3 million, $2.2 million and $1.1 million, respectively. As of December 30, 2011, $0.2 million of unrecognized stock-based compensation cost, net of estimated forfeitures, related to options remains to be amortized and is expected to be recognized over an estimated period of 1.3 years.

Restricted Stock Units and Restricted Stock Awards — In fiscal years 2011, 2010, and 2009, the Company granted 37,500, 30,000 and 37,500, respectively, of common stock to its board members under the 2003 Incentive Plan. Restricted shares vest on the earlier of 1) the next Annual Shareholder Meeting, or 2) 365 days from date of grant. During the second quarter of fiscal year 2009 the Company granted 22,500 shares of common stock to a board member under the 2003 Incentive Plan. These shares vested over a three month period. The total unamortized expense of the Company’s unvested restricted stock awards as of December 30, 2011, is approximately $0.1 million. During the first quarter of fiscal year 2008, the Company began granting Restricted Stock Units (RSU’s) to employees as part of the Company’s long term equity compensation plan. These RSU’s are granted to employees with a per share or unit purchase price of zero dollars and either have time based or performance based vesting (PSU’s). RSU’s typically vest over three years, subject to the employee’s continued service with the Company. The expected cost of the grant is recognized over the service period, and is reduced for estimated forfeitures. During the year ended December 30, 2011, the Company approved and granted 690,800 RSU’s to employees with a weighted average fair value of $10.42 per share and 66,250 PSU’s with a weighted average fair value of $10.65 per share. As of December 30, 2011, $6.3 million of unrecognized stock-based compensation cost, net of estimated forfeitures, related to RSU’s remains to be amortized and is expected to be recognized over an estimated period of 2.0 years. The unvested amount is subject to forfeiture, until fully vested. At December 30, 2011, 1,167,867 shares were subject to forfeiture.

The following table summarizes the Company’s restricted stock unit and restricted stock award activity thru the year ended December 30, 2011 (in thousands):

	Number of Shares	Aggregate Intrinsic Value
Unvested restricted stock units and restricted stock awards at January 1, 2010	359
Granted	747
Vested	(155)
Forfeited	(154)

Unvested restricted stock units and restricted stock awards at December 31, 2010	797
Granted	794
Vested	(318)
Forfeited	(106)

Unvested restricted stock units and restricted stock awards at December 30, 2011	1,167	$7,136

Vested and expected to vest restricted stock units and restricted stock awards	989	$6,043

Employee Stock Purchase Plan — In 2004 the Company adopted an Employee Stock Purchase Plan (“ESPP”) and is authorized to issue 555,343 shares of common stock under the ESPP. The ESPP permits employees to purchase common stock at a discount through payroll withholdings at certain specified dates (purchase period) within a defined offering period. The purchase price is 95% of the fair market value of the

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

common stock at the end of the purchase period and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. There were 23,887 shares issued under the ESPP during the year ended December 30, 2011.

Employee Savings and Retirement Plan — The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all employees who meet certain eligibility requirements. Participants could elect to contribute to the 401(k) Plan, on a pre-tax basis, up to 25% of their salary to a maximum of $16,500. The Company may make matching contributions of up to 3% of employee contributions based upon eligibility. The Company made approximately $0.6 million, $0.6 million, and $0.1 million discretionary employer contributions to the 401(k) Plan in the years ended December 30, 2011, December 31, 2010 and January 1, 2010, respectively.

8. Net Income (Loss) Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Numerator:
Net income (loss)	$23,734	$20,097	$(20,026)
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	22,689	21,799	21,403

Shares used in computing basic net income (loss) per share	22,689	21,799	21,403

Shares used in computation — diluted:
Weighted average common shares outstanding	22,689	21,799	21,403
Dilutive effect of common shares outstanding subject to repurchase	241	208	—
Dilutive effect of options outstanding	507	968	—

Shares used in computing diluted net income (loss) per share	23,437	22,975	21,403

Net income (loss) per share — basic	$1.05	$0.92	$(0.94)
Net income (loss) per share — diluted	$1.01	$0.87	$(0.94)

The Company had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive. Such outstanding securities consist of the following (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Outstanding options	1,655	1,983	2,894

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

9. Segment Information

The Company operates in one reportable segment and is engaged in the development, manufacture and supply of critical subsystems for the semiconductor capital equipment, flat panel, medical, energy and research industries. The nature of the Company’s products and production processes as well as type of customers and distribution methods is consistent among all of the Company’s products. The Company’s foreign operations are conducted primarily through its wholly-owned subsidiary in China. The Company’s principal markets include North America, Asia and Europe. Sales by geographic area represent sales to unaffiliated customers.

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth revenue by geographic area (in thousands):

	Year Ended
Sales	December 30, 2011	December 31, 2010	January 1, 2010
United States	$357,307	$399,830	$156,295
Export sales to Asia and Europe	95,332	43,304	3,462

Total	$452,639	$443,134	$159,757

At December 30, 2011 and December 31, 2010, approximately $5.4 million and $3.5 million, respectively, of the Company’s long-lived assets were located in China and Singapore, and the remaining balances were located in the United States.

10. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $48.5 million at December 30, 2011.

The Company also leases properties domestically in Hayward, California, Austin, Texas and South San Francisco, CA and overseas in China and Singapore. The Company’s total remaining future minimum lease payments as of December 30, 2011, over the remaining terms of these leases will be approximately $12.4 million.

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

As required by SEC Rule 13a-15(b), in connection with filing this Annual Report on Form 10-K, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 30, 2011, the end of the period covered by this report. Based upon our evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 30, 2011.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 30, 2011. Based on our evaluation under the framework in Internal Control — Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 30, 2011.

The effectiveness of our internal control over financial reporting as of December 30, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Ultra Clean Holdings, Inc.

Hayward, California

We have audited the internal control over financial reporting of Ultra Clean Holdings, Inc. and subsidiaries’ (the “Company’s”) as of December 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 30, 2011 of the Company and our report dated March 20, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

San Jose, California

March 20, 2012

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

The information required by this item concerning directors, including our audit committee financial expert, is incorporated by reference to the section entitled, “Election of Directors” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

For information with respect to Executive Officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers.”

The information required by this item with respect to Section 16(a) beneficial reporting compliance is incorporated by reference to the section entitled, “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

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

The information required by this item regarding the security ownership of certain beneficial owners is incorporated by reference to the sections entitled “Executive Officer Compensation” and “Election of Directors” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

The table below summarizes our equity plan information as of December 30, 2011:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) (1) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:	1,654,691	$6.54	1,184,018
Equity compensation plans not approved by security holders	—	—	—

Total	1,654,691	6.54	1,184,018

(1)	Consists of the Amended and Restated Stock Incentive Plan and, for purposes of column (c), the Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Party Transactions” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section entitled “Ratification of the Appointment of Our Independent Registered Public Accounting Firm” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

1. Financial Statements:

2. Financial statement schedules not listed have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

Exhibit Index

Exhibit	Description

2.1	Agreement and Plan of Merger dated as of October 30, 2002, among Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., Mitsubishi Corporation, Mitsubishi International Corporation and Clean Merger Company(a)

2.2	Agreement and Plan of Merger and Reorganization dated as of June 29, 2006 by and among Sieger Engineering, Inc., Leonid Mezhvinsky, Ultra Clean Holdings, Inc., Bob Acquisition Inc., Pete Acquisition LLC, Leonid and Inna Mezhvinsky as trustees of the Revocable Trust Agreement of Leonid Mezhvinsky and Inna Mezhvinsky dated April 26, Joe and Jenny Chen as trustees of the Joe Chen and Jenny Chen Revocable Trust dated 2002, Victor Mezhvinsky, Victor Mezhvinsky as trustee of the Joshua Mezhvinsky 2004 Irrevocable Trust under Agreement dated June 4, 2004, David Hongyu Wu and Winnie Wei Zhen Wu as trustees of the Chen Minors Irrevocable Trust, Frank Moreman and Leonid Mezhvinsky as Sellers’ Agent(g)

3.1	Amended and Restated Certificate of Incorporation of Ultra Clean Holdings, Inc.(b)

3.2	Amended and Restated Bylaws of Ultra Clean Holdings, Inc.(i)

4.1	Amended and Restated Registration Rights Agreement dated as of June 29, 2006 among Ultra Clean, FP-Ultra Clean L.L.C. and the Sieger Shareholders(g)

4.2	Specimen Stock Certificate (c)

10.1	Amended and Restated 2003 Stock Incentive Plan (Amended as of June 10, 2010)(d)

10.2	Form of Stock Option Agreement(c)

10.3	Loan and Security Agreement dated as of June 29, 2006 among Silicon Valley Bank, Ultra Clean Technology Systems and Service, Inc., Bob Acquisition Inc. and Pete Acquisition LLC as amended through June 30, 2011(l)

10.4	Unconditional Guaranty by Ultra Clean in favor of Silicon Valley Bank dated as of June 29, 2006(g)

10.5	Securities Pledge Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean(g)

10.6	Intellectual Property Security Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean(g)

10.7	Intellectual Property Security Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean Technology(g)

10.8	Employee Stock Purchase Plan (Restated as of October 21, 2004)(e)

10.9	Form of Indemnification Agreement between Ultra Clean Holdings, Inc. and each of its directors and executive officers(b)

10.10	Form of Award Agreement(c)

10.11	Severance Policy for Executive Officers (revised)(l)

10.12	Form of Restricted Stock Unit Award Agreement(j)

10.13	Separation Agreement dated as of December 31, 2007 between the Company and Leonid Mezhvinsky(k)

10.14	Change of Control Severance Agreement dated as of July 28, 2008 by and between Ultra Clean Holdings, Inc. and Clarence L. Granger(l)

Exhibit	Description

10.15	Change of control Severance Agreement dated as of July 21, 2009 by and between Ultra Clean Holdings, Inc. and Kevin C. Eichler(m)

10.16	Separation and Release Agreement between Ultra Clean Holdings, Inc. and David Savage(o)

10.17	Offer Letter between the Company and Gino Addiego dated February 17, 2011(p)

21.1	Subsidiaries of Ultra Clean Holdings, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11904), filed January 14, 2004.
(b)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 2, 2004.
(c)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 8, 2004.
(d)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-167530), filed June 15, 2010.
(e)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2004.
(f)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed May 13, 2005.
(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 6, 2006.
(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed December 12, 2007.
(i)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed August 3, 2009.
(j)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2007.
(k)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 28, 2008.
(l)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2009.
(m)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended October 2, 2009.
(n)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended July 3, 2009.
(o)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
(p)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed March 7, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultra Clean Holdings, Inc.

By:	/s/ CLARENCE L. GRANGER
Clarence L. Granger
Chairman & Chief Executive Officer

Date: March 20, 2012

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

Signature	Title	Date
/s/ CLARENCE L. GRANGER	Chairman & Chief Executive	March 20, 2012
Clarence L. Granger	Officer (Principal Executive Officer) and Director

/s/ KEVIN C. EICHLER	Senior Vice President and Chief	March 20, 2012
Kevin C. Eichler	Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ LEONID MEZHVINSKY	Director	March 20, 2012
Leonid Mezhvinsky

/s/ JOHN CHENAULT	Director	March 20, 2012
John Chenault

/s/ SUSAN H. BILLAT	Director	March 20, 2012
Susan H. Billat

/s/ DAVID T. IBNALE	Director	March 20, 2012
David T. IbnAle

Exhibit Index

Exhibit	Description

2.1	Agreement and Plan of Merger dated as of October 30, 2002, among Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., Mitsubishi Corporation, Mitsubishi International Corporation and Clean Merger Company(a)

2.2	Agreement and Plan of Merger and Reorganization dated as of June 29, 2006 by and among Sieger Engineering, Inc., Leonid Mezhvinsky, Ultra Clean Holdings, Inc., Bob Acquisition Inc., Pete Acquisition LLC, Leonid and Inna Mezhvinsky as trustees of the Revocable Trust Agreement of Leonid Mezhvinsky and Inna Mezhvinsky dated April 26, Joe and Jenny Chen as trustees of the Joe Chen and Jenny Chen Revocable Trust dated 2002, Victor Mezhvinsky, Victor Mezhvinsky as trustee of the Joshua Mezhvinsky 2004 Irrevocable Trust under Agreement dated June 4, 2004, David Hongyu Wu and Winnie Wei Zhen Wu as trustees of the Chen Minors Irrevocable Trust, Frank Moreman and Leonid Mezhvinsky as Sellers’ Agent(g)

3.1	Amended and Restated Certificate of Incorporation of Ultra Clean Holdings, Inc.(b)

3.2	Amended and Restated Bylaws of Ultra Clean Holdings, Inc.(i)

4.1	Amended and Restated Registration Rights Agreement dated as of June 29, 2006 among Ultra Clean, FP-Ultra Clean L.L.C. and the Sieger Shareholders(g)

4.2	Specimen Stock Certificate (c)

10.1	Amended and Restated 2003 Stock Incentive Plan (Amended as of June 10, 2010)(d)

10.2	Form of Stock Option Agreement(c)

10.3	Loan and Security Agreement dated as of June 29, 2006 among Silicon Valley Bank, Ultra Clean Technology Systems and Service, Inc., Bob Acquisition Inc. and Pete Acquisition LLC as amended through June 30, 2011 (l)

10.4	Unconditional Guaranty by Ultra Clean in favor of Silicon Valley Bank dated as of June 29, 2006(g)

10.5	Securities Pledge Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean(g)

10.6	Intellectual Property Security Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean(g)

10.7	Intellectual Property Security Agreement dated as of June 29, 2006 between Silicon Valley Bank and Ultra Clean Technology(g)

10.8	Employee Stock Purchase Plan (Restated as of October 21, 2004)(e)

10.9	Form of Indemnification Agreement between Ultra Clean Holdings, Inc. and each of its directors and executive officers(b)

10.10	Form of Award Agreement(c)

10.11	Severance Policy for Executive Officers (revised) (l)

10.12	Form of Restricted Stock Unit Award Agreement(j)

10.13	Separation Agreement dated as of December 31, 2007 between the Company and Leonid Mezhvinsky(k)

10.14	Change of Control Severance Agreement dated as of July 28, 2008 by and between Ultra Clean Holdings, Inc. and Clarence L. Granger (l)

10.15	Change of control Severance Agreement dated as of July 21, 2009 by and between Ultra Clean Holdings, Inc. and Kevin C. Eichler (m)

Exhibit	Description

10.16	Separation and Release Agreement between Ultra Clean Holdings, Inc. and David Savage (o)

10.17	Offer Letter between the Company and Gino Addiego dated February 17, 2011 (p)

21.1	Subsidiaries of Ultra Clean Holdings, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XB RL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11904), filed January 14, 2004.
(b)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 2, 2004.
(c)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 8, 2004.
(d)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-167530), filed June 15, 2010.
(e)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2004.
(f)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed May 13, 2005.
(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 6, 2006.
(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed December 12, 2007.
(i)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed August 3, 2009.
(j)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2007.
(k)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 28, 2008.
(l)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2009.
(m)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended October 2, 2009.
(n)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended July 3, 2009.
(o)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
(p)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed March 7, 2011.