Form 10-Q
period 2012-03-30
ULTRA CLEAN HOLDINGS INC
filed 2012-05-07
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

or

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

Number of shares outstanding of the issuer’s common stock as of April 30, 2012: 23,285,290

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	March 30, 2012	December 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$54,770	$52,155
Accounts receivable, net of allowance of $5 and $5, respectively	48,974	41,051
Inventory	60,998	55,473
Prepaid expenses and other	4,767	5,441

Total current assets	169,509	154,120

Equipment and leasehold improvements, net	9,518	10,009
Purchased intangibles, net	8,987	8,987
Other non-current assets	5,186	5,183

Total assets	$193,200	$178,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$2,708	$2,931
Accounts payable	39,050	29,451
Accrued compensation and related benefits	2,968	2,803
Deferred rent, current portion	926	895
Other current liabilities	1,324	662

Total current liabilities	46,976	36,742

Long-term debt	21,115	21,802
Deferred rent and other liabilities	2,244	2,470

Total liabilities	70,335	61,014

Commitments and contingencies (See note 6)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 23,270,712 and 22,910,649 shares issued and outstanding, in 2012 and 2011, respectively	109,932	108,838
Common shares held in treasury, at cost, 601,944 shares in 2012 and 2011	(3,337)	(3,337)
Accumulated other comprehensive loss	(174)	—
Retained earnings	16,444	11,784

Total stockholders’ equity	122,865	117,285

Total liabilities and stockholders’ equity	$193,200	$178,299

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands, except per share data)

	Three months ended
	March 30, 2012	April 1, 2011
Sales	$110,565	$126,719
Cost of goods sold	94,905	109,167

Gross profit	15,660	17,552

Operating expenses:
Research and development	1,406	1,605
Sales and marketing	1,744	2,057
General and administrative	6,243	5,703

Total operating expenses	9,393	9,365

Income from operations	6,267	8,187

Interest and other income (expense), net	(105)	(368)

Income before provision for income taxes	6,162	7,819
Income tax provision	1,502	1,999

Net income	$4,660	$5,820

Net income per share:
Basic	$0.20	$0.26
Diluted	$0.20	$0.25
Shares used in computing net income per share:
Basic	23,013	22,468
Diluted	23,688	23,516

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three months ended
	March 30, 2012	April 1, 2011
Cash flows from operating activities:
Net income	$4,660	$5,820
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	705	639
Excess tax benefit from stock-based compensation	—	(601)
Stock-based compensation	1,252	1,002
Changes in assets and liabilities:
Accounts receivable, net of allowance	(7,923)	(3,413)
Inventory	(5,525)	(5,864)
Prepaid expenses and other	674	(398)
Other non-current assets	(3)	(21)
Accounts payable	9,425	2,782
Accrued compensation and related benefits	165	181
Other liabilities	469	1,753

Net cash provided by operating activities	3,899	1,880

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(214)	(1,154)

Net cash used in investing activities	(214)	(1,154)

Cash flows from financing activities:
Proceeds from revolving credit facility	19,482	—
Principal payments on revolving credit facility, term debt and capital lease obligations	(20,394)	(1,353)
Excess tax benefit from stock-based compensation	—	601
Employees’ taxes paid upon vesting of restricted stock units	(251)	—
Proceeds from issuance of common stock	93	655

Net cash used in financing activities	(1,070)	(97)

Net increase in cash	2,615	629
Cash and cash equivalents at beginning of period	52,155	34,654

Cash and cash equivalents at end of period	$54,770	$35,283

Supplemental items:
Cash paid (refunds) during the period for:
Income taxes paid	$94	$350
Income tax refunds	$—	$(613)
Interest	$130	$335
Non-cash investing and financing activities:
Restricted stock issued	$2,439	$2,241
Fixed asset purchases included in accounts payable	$20	$25

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

The Company’s customers are primarily original equipment manufacturers (OEMs) in industries it supports, providing customers complete subsystem solutions that combine the Company’s expertise in design, test, component characterization and highly flexible manufacturing operations with quality control and financial stability. This combination helps the Company to drive down total manufacturing costs, reduce design-to-delivery cycle times and maintain high quality standards for our customers. The Company believes these characteristics, as well as the Company’s standing as a leading supplier of gas delivery systems and other critical subsystems, place the Company in a strong position to benefit from the demand for subsystem outsourcing.

Basis of Presentation — The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). This financial information reflects all adjustments which are, in the opinion of the Company, normal, recurring and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The Company’s December 30, 2011, balance sheet data was derived from audited financial statements as of that date.

The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended December 30, 2011, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2012. The Company’s results of operations for the three months ended March 30, 2012, are not necessarily indicative of the results to be expected for any future periods.

Principles of Consolidation — The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and all intercompany accounts and transactions have been eliminated in consolidation.

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

Use of Accounting Estimates — The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. Actual amounts may differ from those estimates.

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

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Significant sales to customers — The Company had significant sales to two customers- Applied Materials, Inc. and Lam Research Corporation , each of which accounted for 10% or more of sales for the three months ended March 30, 2012 and April 1, 2011. Sales to each of these customers as a percentage of total sales were as follows:

	Three months ended
	March 30, 2012	April 1, 2011
Applied Materials, Inc. (1)	43.0%	38.5%
Lam Research Corporation (2)	32.1%	30.6%

Total	75.1%	69.1%

(1)	In November 2011, Applied Materials Inc. completed the acquisition of Varian Semiconductor Equipment Associates, Inc., one of the Company’s customers. The sales percentages for Applied Materials, Inc. for the three months ended March 30, 2012 include sales to Varian Semiconductor Equipment Associates, Inc. The sales percentages for Applied Materials, Inc. for the quarter ended April 1, 2011 have been restated to reflect the inclusion of sales to Varian Semiconductor Equipment Associates, Inc., for comparison purposes.
(2)	Lam Research Corp. has announced that it has entered into a definitive merger agreement to acquire Novellus Systems, Inc., one of the Company’s customers, in an all-stock transaction that is anticipated to close in the second quarter of 2012. The sales percentages for Lam Research Corp. do not include any sales to Novellus Systems, Inc.

These two customers’ accounts receivable balances were individually greater than 10% of accounts receivable and, in the aggregate, represented approximately 76% and 69% of accounts receivable as of March 30, 2012 and December 30, 2011, respectively.

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

The only financial asset or liability measured at fair value on a recurring basis is an overnight sweep account invested in money market funds with a carrying value and fair value of $34.0 million at March 30, 2012, which are valued based on Level 2 inputs.

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

The determination of the Company’s tax provision is subject to judgments and estimates. The carrying value of the Company’s net deferred tax assets, which is made up primarily of tax deductions, assumes it will be able to generate sufficient future income to fully realize these deductions. In determining whether the realization of these deferred tax assets may be impaired, the Company makes judgments with respect to whether it is likely to generate sufficient future taxable income to realize these assets. The Company has a valuation allowance on the deferred tax assets of one of its China subsidiaries in the amount of $441,000.

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

	Three months ended
	March 30, 2012	April 1, 2011
Beginning balance	$350	$204
Additions related to sales	31	267
Warranty claims	(39)	(212)

Ending balance	$342	$259

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

Net Income (loss) per Share — Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options and restricted stock using the treasury stock method, except when such shares are anti-dilutive (see Note 5 to Condensed Consolidated Financial Statements).

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

The Company applies the fair value recognition provisions based on the FASB’s guidance regarding stock-based compensation. The exercise price of each stock option equals the market price of the Company’s stock on the date of grant. The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting periods on a straight-line basis over a weighted average period of four years and will be adjusted for subsequent changes in estimated forfeitures and future option grants. Most options are scheduled to vest over four years and expire no later than ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected term of the awards; the Company’s expected stock price volatility over the term of the awards, actual and

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company estimates the expected term of share-based awards granted based on the Company’s historical option term experience. The Company estimates the volatility of its common stock based upon the Company’s historical stock price volatility over the length of the expected term of the options. The Company bases the risk-free interest rate that it uses in the option valuation model on U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. The Company also considers, each quarter, whether there have been any significant changes in facts and circumstances that would affect its forfeiture rate.

Stock Options

The following table summarizes information with respect to options granted, exercised and canceled in the quarter ended March 30, 2012 and outstanding at March 30, 2012:

Number of Shares
Options outstanding at December 30, 2011	1,654,691
Granted	—
Exercised	(64,343)
Canceled	(4,513)

Options outstanding at March 30, 2012	1,585,835

There were no options granted by the Company during either of the quarters ended March 30, 2012 or April 1, 2011.

The weighted-average exercise price, aggregate intrinsic value and weighted average remaining contractual life of outstanding options as of March 30, 2012 were $6.75 per share, $3.7 million and 4.7 years, respectively. As of March 30, 2012, 1,395,172 options with a weighted-average exercise price of $7.43 per share, aggregate intrinsic value of $2.6 million and a weighted average remaining contractual life of 4.4 years were exercisable. The total unamortized expense of the Company’s unvested options, net of forfeitures, as of March 30, 2012, was $0.2 million.

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

Restricted Stock Units — RSU’s are granted to employees with a per share or unit purchase price of zero dollars and either have time based or performance based vesting. RSU’s typically vest over three years, subject to the employee’s continued service with the Company. For purposes of determining compensation expense related to these RSU’s, the fair value is determined based on the closing market price of the Company’s common stock on the date of award. The expected cost of the grant is reflected over the service period, and is reduced for estimated forfeitures. The Company granted 547,900 RSU’s (including 110,375 performance stock units) during the quarter ended March 30, 2012, with a weighted average fair value of $8.21 per share and 443,500 RSU’s (including 66,250 performance stock units) during the quarter ended April 1, 2011, with a weighted average fair value of $10.30 per share. During the quarter ended March 30, 2012, 29,668 vested shares were withheld for executive RSU tax payments, resulting in the net issuance of 50,916 shares. As of March 30, 2012, $8.6 million of stock-based compensation cost, net of forfeitures, related to RSU’s remains to be amortized, of which substantially all is expected to be recognized over an estimated period of less than three years. As of March 30, 2012, a total of 1,362,745 RSU’s remain outstanding with an aggregate intrinsic value of $10.3 million and a weighted average remaining contractual term of 1.6 years.

Restricted Stock Awards — During the second quarter ended July 1, 2011, the Company issued 30,000 shares of restricted stock awards to its non-employee directors. The total unamortized expense of the Company’s unvested restricted stock awards as of March 30, 2012, was less than $0.1 million.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table summarizes the Company’s restricted stock unit and restricted stock award activity for the three months ended March 30, 2012 (in thousands):

Number of Shares
Unvested restricted stock units and restricted stock awards at December 30, 2011	1,167
Granted	548
Vested	(296)
Forfeited	(28)

Unvested restricted stock units and restricted stock awards at March 30, 2012	1,391

The following table shows the Company’s stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three months ended
	March 30, 2012	April 1, 2011
Cost of sales (1)	$393	$321
Research and development	79	79
Sales and marketing	94	121
General and administrative	686	481

	1,252	1,002
Income tax benefit	(305)	(256)

Total stock-based compensation expense	$947	$746

(1)	As of March 30, 2012 and April 1, 2011, there were no stock-based compensation expenses capitalized in inventory.

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

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the requirement regarding the presentation of reclassification adjustments out of accumulated other comprehensive income was deferred indefinitely. The new guidance, except for the provision deferred, is effective for the Company in the first quarter of fiscal 2012. The implementation of this authoritative guidance changed only the presentation of comprehensive income and had no impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued authoritative guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This authoritative guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. This authoritative guidance also expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance is effective for the Company in the first quarter of fiscal 2012. The implementation of this authoritative guidance did not have a material impact on the Company’s financial position or results of operations.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

2. Balance Sheet Information (in thousands)

Inventory consisted of the following:

	March 30, 2012	December 30, 2011
Raw materials	$45,240	$42,976
Work in process	11,897	12,953
Finished goods	8,118	3,486

	65,255	59,415
Reserve for excess and obsolete	(4,257)	(3,942)

Total	$60,998	$55,473

Equipment and leasehold improvements, net, consisted of the following:

	March 30, 2012	December 30, 2011
Computer equipment and software	$7,120	$7,089
Furniture and fixtures	1,595	1,761
Machinery and equipment	8,872	9,282
Leasehold improvements	10,857	10,860

	28,444	28,992
Accumulated depreciation and amortization	(18,926)	(18,983)

Total	$9,518	$10,009

3. Borrowing Arrangements

The Company has borrowing arrangements with its banking facility under its Loan and Security Agreement with Silicon Valley Bank (the “Loan Agreement”) which includes a $25.0 million revolving credit facility and one term loan. The aggregate amount of the revolving credit facility, which matures on December 31, 2013, is subject to a borrowing base equal to 80% of eligible accounts receivable and 45% of eligible inventory (total eligible inventory not to exceed $3.5 million) and is secured by substantially all of the Company’s assets. The revolving credit facility bears interest per annum at a variable rate equal to the greater of prime rate, as defined in the Loan Agreement, plus a margin of 25 basis points. The interest rate at March 30, 2012, on the revolving credit facility was 3.5%. The revolving credit facility contains certain reporting and financial covenants that must be met on a quarterly basis in order for the Company to remain in compliance. The Company was in compliance with all of its bank covenants as of March 30, 2012. The revolving credit facility balance as of March 30, 2012 was $19.5 million.

As of March 30, 2012, the Company had one term loan with its banking facility for $8.0 million, which matures on October 21, 2013. The term loan bears interest per annum at a variable rate equal to the greater of prime rate, as defined per the loan agreement, plus a margin of 75 basis points. During the first quarter ended and as of March 30, 2012, the interest rate on the outstanding term loan was 4.0%. The balance of the term loan as of March 30, 2012, was $4.3 million.

Total debt outstanding as of March 30, 2012, was $23.8 million.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

4. Income Tax

The Company’s income tax provision and related effective tax rate for the three month period ended March 30, 2012 was $1,502,000 and 24.4%, respectively. The Company’s income tax provision and related effective tax rate for the three month period ended April 1, 2011 was $1,999,000 and 25.6%, respectively. The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results for the first quarter of 2012 compared to the same period in 2011.

The following table summarizes the activity related to the Company’s uncertain tax positions (in thousands):

	Three months ended
	March 30, 2012	April 1, 2011
Balance as of the beginning of period	$132	$39
Increases related to prior year tax positions	5	—

Balance as of the end of period	$137	$39

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

As of March 30, 2012, the Company maintained a full valuation allowance on one of its China subsidiaries in the amount of $441,000 as the Company believes it is more likely than not that the deferred tax asset will not be realized. In order to reverse a valuation allowance, U.S. GAAP guidance requires the Company to review its cumulative twelve-quarter income/loss as well as its ability to generate sufficient future taxable income to realize the Company’s net deferred tax assets. During the quarter ended March 30, 2012, the Company conducted a review of this subsidiary, as well as its other worldwide subsidiaries, and determined that the valuation allowance on its consolidated deferred tax assets is adequate.

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

The Company is currently experiencing a tax holiday related to its Singapore subsidiary that will expire for tax years beginning January 2015. The Company’s Singapore subsidiary recorded a net profit for the quarter ended March 30, 2012.

Undistributed earnings of the Company’s foreign subsidiaries at March 30, 2012, are considered to be indefinitely reinvested and no provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

Sales, use and value-added taxes receivable and payable are recorded on a net basis by jurisdiction. Subsequent to the issuance of the April 1, 2011 consolidated financial statements, management determined that certain of these receivables and payables had previously been recorded on a gross basis. Accordingly, the amounts previously reported as of April 1, 2011 and December 31, 2010, have been corrected to be reported on a net basis. Accrued liabilities were reduced by $3.5 million and $2.7 million, respectively as of April 1, 2011 and December 31, 2010 from $5.3 and $3.2 million as previously reported to $1.8 and $0.5 million, respectively. Prepaid and other current assets were reduced by $3.5 and $2.7 million as of April 1, 2011 and December 31, 2010 from $7.1 and $5.9 million as previously reported to $3.6 and $3.2 million, respectively. Additionally, the consolidated statement of cash flows for the quarter ended April 1, 2011 has been corrected, within cash flows from operating activities, to report a change in prepaid expenses and other current assets of $0.4 million rather than a change of $1.2 million as previously reported, and a change in accrued liabilities of $(1.8) million rather than a change of $2.6 million as previously reported. These corrections had no effect on the Company’s previously reported stockholders’ equity, net loss, net cash provided by operations.

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

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share data):

	Three months ended
	March 30, 2012	April 1, 2011
Numerator:
Net income	$4,660	$5,820
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	23,013	22,468
Shares used in computing basic net income per share	23,013	22,468
Shares used in computation — diluted:
Shares used in computing basic net income per share	23,013	22,468
Dilutive effect of common shares outstanding subject to repurchase	264	354
Dilutive effect of options outstanding	411	694

Shares used in computing diluted net income per share	23,688	23,516
Net income per share — basic	$0.20	$0.26
Net income per share — diluted	$0.20	$0.25

The Company had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income per share, as their effect would have been anti-dilutive. Such outstanding securities consisted of 548,138 and 323,276 stock options for the quarters ended March 30, 2012 and April 1, 2011, respectively.

6. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $42.6 million at March 30, 2012.

The Company also leases properties domestically in Hayward, California, Austin, Texas and South San Francisco, California and internationally in China and Singapore. The Company’s total remaining future minimum lease payments as of March 30, 2012, over the remaining terms of these leases will be approximately $11.7 million.

From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of the various legal proceedings and claims cannot be predicted with certainty, the Company has not had a history of outcomes to date that have been material to the statement of operations and does not believe that any current proceedings or other claims will have a material effect on its consolidated financial condition or results of operations.

7. Segment Information

The Company operates in one reportable segment and is engaged in the development, manufacture and supply of critical subsystems for the semiconductor capital equipment, flat panel, medical, energy and research industries. The nature of the Company’s products and production processes as well as type of customers and distribution methods is consistent among all of the Company’s products. The Company’s foreign operations are conducted primarily through its wholly-owned subsidiary in China. The Company’s principal markets include North America, Asia and, to a lesser degree, Europe. Sales by geographic area represent sales to unaffiliated customers.

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth revenue by geographic area (in thousands):

	Three months ended
	March 30, 2012	April 1, 2011
Sales
United States	$81,987	$109,809
Asia	28,484	15,899
Europe	93	1,011

Total	$110,565	$126,719

At March 30, 2012 and April 1, 2011, approximately $4.7 million and $4.3 million, respectively, of the Company’s long-lived assets were located in Asia, and the remaining balances were located in the United States.

ITEM 2.	Management’s Discussion And Analysis of Financial Condition And Results Of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on March 21, 2012. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses gross margins and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on March 21, 2012. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our customers are primarily original equipment manufacturers (OEMs) in industries we support, providing customers complete subsystem solutions that combine our expertise in design, test, component characterization and highly flexible manufacturing operations with quality control and financial stability. This combination helps us to drive down total manufacturing costs, reduce design-to-delivery cycle times and maintain high quality standards for our customers. We believe these characteristics, as well as our standing as a leading supplier of gas delivery systems and other critical subsystems, place us in a position to benefit from the growing demand for subsystem outsourcing.

Financial Highlights

Sales for the three months ended March 30, 2012, were $110.6 million, a decrease of $16.1 million, or 12.7%, from the comparable quarter of 2011. Gross profit in the first quarter of 2012 decreased $1.9 million, to 15.7 million, or 14.2% of sales, from $17.6 million, or 13.9% of sales, in the first quarter of 2011. Total operating expenses in the first quarter of 2012 were $9.4 million, or 8.5% of sales, compared to $9.4 million, or 7.4% of sales, for the first quarter of 2011. We earned net income of $4.7 million for the first quarter of 2012 compared to net income of $5.8 million during the first quarter of 2011.

Our two largest customers accounted for approximately 75% of the Company’s sales in the first three months of 2012. For a further discussion, see Note 1. Organization Basis of Presentation and Significant Accounting Policies- Significant sales to customers in Notes to Condensed Consolidated Financial Statements above.

Effective as of the end of the first quarter of 2012, we agreed to terminate our arrangement with FEI Corporation, whereby FEI would take back the manufacturing process we took over and have been executing since 2008. As part of the arrangement, we agreed to assist FEI during the transition period through our third quarter of fiscal 2012 and, as a result, will receive an income stream related to these efforts during that timeframe of $2.1 million, offset with associated costs. During the second quarter of fiscal 2012, we received payments related to the transition efforts as well as for all outstanding accounts receivable and remaining inventory.

Results of Operations

For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report.

	Three months ended
	March 30, 2012	April 1, 2011
Sales	100.0%	100.0%
Cost of goods sold	85.8%	86.1%

Gross profit	14.2%	13.9%
Operating expenses:
Research and development	1.3%	1.3%
Sales and marketing	1.6%	1.6%
General and administrative	5.6%	4.5%

Total operating expenses	8.5%	7.4%

Income from operations	5.7%	6.5%

Interest and other (expense), net	(0.1)%	(0.3)%

Income before provision for income taxes	5.6%	6.2%
Income tax provision	1.4%	1.6%

Net income	4.2%	4.6%

Sales

Sales for the first quarter of 2012 decreased $16.1 million, or 12.7%, to $110.6 million from $126.7 million in the first quarter of 2011. The reduction in revenues reflects primarily the continued softness in the energy industry as well as a decrease in semiconductor revenues recovering from the semiconductor industry downturn which began during the third quarter of fiscal 2011. We expect sales to decrease in the second quarter of fiscal 2012 compared to the current quarter primarily associated with the decline in revenue from FEI.

Gross Profit

Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold. Gross profit for the three months ended March 30, 2012, decreased $1.9 million to $15.7 million, or 14.2% of sales, from $17.6 million, or 13.9% of sales, for the same period in 2011. Our gross margin for the three months ended March 30, 2012, increased from the comparable period in 2011 due primarily to a more favorable product mix and continued cost control measures offset by lower factory utilization resulting from lower revenues during the first quarter of 2012. We expect our gross profit to be lower in the second quarter of 2012 due to expected lower revenues, however, we anticipate that our gross margin will be unchanged with the current quarter.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the first quarter of 2012 decreased $0.2 million, or 12.4%, to $1.4 million, or 1.3% of sales, compared to $1.6 million, or 1.3% of sales in the same quarter in 2011. The decrease in expense is primarily due to payroll and associated costs as a result of reduced headcount and the reassignment of existing resources to research and development activities.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the first quarter of 2012 decreased $0.3 million to $1.7 million, or 1.6% of sales, compared to $2.1 million, or 1.6% of sales, in the same quarter of 2011. The decrease in expense is primarily due to decreased payroll and related benefit costs due to reduced headcount and a reduction in the use of temporary personnel. Sales and marketing expense as a percentage of sales was unchanged when comparing first quarter of 2012 as compared to first quarter of 2011.

General and Administrative Expense

General and administrative expense consists primarily of salaries and overhead associated with our administrative staff and professional fees. General and administrative expense increased approximately $0.5 million, or 9.5% in the first quarter of 2012 to $6.2 million, or 5.6% of sales, compared with $5.7 million, or 4.5% of sales, in the same quarter of 2011. The increase in dollars when comparing the first quarter 2012 with the first quarter 2011 is due to an increase in payroll and associated benefit costs in part as a result of a change in the mix of our headcount and increases in certain professional fees. The increase in general and administrative expense as a percent of sales in the first quarter of 2012 compared to the first quarter of 2011 is due to decreased sales.

Interest and Other Income (Expense), net

Interest and other income (expense), net for the first quarter of 2012 was $(0.1) million compared to $(0.4) million in the first quarter of 2011. The Company experienced a decrease in interest expense in the first quarter of 2012 primarily due to a significant reduction in the average balance of the Company’s line of credit during the first quarter of 2012 as compared to the first quarter of 2011.

Income Tax Provision

Our effective tax rate for the quarters ended March 30, 2012, and April 1, 2011, was 24.4% and 25.6%, respectively. The change in respective rates reflects, primarily, a change in the geographic distribution of our world-wide earnings in foreign jurisdictions with lower tax rates or tax holidays.

Liquidity and Capital Resources

We have required capital principally to fund our working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of March 30, 2012, we had cash of $54.8 million compared to $52.2 million as of December 30, 2011.

For the first quarter of 2012, we generated cash from operating activities of $3.9 million compared to $1.9 million for the first quarter of 2011. Operating cash flows generated in the first quarter of 2012 were from $4.7 million of net income; net non-cash activity, including depreciation and amortization of $0.7 million and stock-based compensation of $1.3 million; and increases in accounts payable of $9.4 million and accrued liabilities of $0.5 million, respectively, offset by an increase in accounts receivable of $7.9 million, an increase in inventory of $5.5 million and an increase in prepaid expenses and other current assets of $0.7 million. The increase in accounts payables is primarily associated with the Company’s increase in inventory. The increases in accounts receivable and inventory balances are due to timing of shipments and purchases, respectively, in the current quarter compared to the previous quarter ended December 30, 2011. Our cash flows from operations in any given period are largely driven by the timing of sales, the collection of accounts receivable and the payment of accounts payable.

Net cash used in investing activities for the first quarter of 2012, decreased to $0.2 million from $1.2 million in the first quarter of 2011 as a result of a decrease in capital expenditures. These investments in equipment and leasehold improvements reflect our continued investment in our Asian subsidiaries as well as our domestic operating units and are driven by the timing of our capital expenditures budget.

Net cash used in financing activities for the first quarter of 2012, was $1.1 million compared to $0.1 million for the first quarter of 2011. For the quarter ended March 30, 2012, our cash used in financing activities was due to payments on the Company’s term debt and capital lease obligations of $0.9 million and employees’ taxes paid upon vesting of restricted stock units of $0.3 million, offset by proceeds from option exercises of $0.1 million.

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

The undistributed earnings of our foreign subsidiaries at March 30, 2012, are considered to be indefinitely reinvested and no distribution of those earnings in the form of dividends or otherwise, as well as related provisions for U.S. income taxes, have been provided thereon. The Company anticipates it has adequate liquidity and capital resources at the subsidiary level and would not need to repatriate earnings.

Borrowing Arrangements

We have borrowing arrangements under our Loan Agreement which includes a $25.0 million revolving credit facility and one term loan. The aggregate amount of the revolving credit facility, which matures on December 31, 2013, is subject to a borrowing base equal to 80% of eligible accounts receivable and 45% of eligible inventory (total eligible inventory not to exceed $3.5 million) and is secured by substantially all of our assets. The revolving credit facility bears interest per annum at a variable rate equal to the greater of prime rate, as defined in the Loan Agreement, plus a margin of 25 basis points. The interest rate at March 30, 2012, on the revolving credit facility was 3.5%. The revolving credit facility contains certain reporting and financial covenants that must be met on a quarterly basis in order for us to remain in compliance. We were in compliance with all of our bank covenants as of March 30, 2012. The revolving credit facility balance as of March 30, 2012 was $19.5 million.

As of March 30, 2012, we had one term loan with our banking facility for $8.0 million, which matures on October 21, 2013. The term loans bear interest per annum at a variable rate equal to the greater of prime rate, as defined per the Loan Agreement, plus a margin of 75 basis points. During the first quarter ended and as of March 30, 2012, the interest rate on the outstanding term loan was 4.0%. The balance of the term loan as of March 30, 2012, was $4.3 million.

Total debt outstanding as of March 30, 2012, was $23.8 million.

Capital Expenditures

Capital expenditures were $0.2 million in the quarter ended March 30, 2012. The Company’s anticipated capital expenditures for the remainder of 2012 are approximately $1.0 million.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relations with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Other than operating leases for certain equipment and real estate and purchase order commitments primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the revolving credit facility described above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of March 30, 2012 (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Capital leases	$7	$10	$7	$—	$—	$—	$24
Operating leases (1)	3,246	3,745	3,083	1,281	321	—	11,676
Borrowing arrangements	2,021	21,802	—	—	—	—	23,823
Purchase order commitments	42,635	—	—	—	—	—	42,635

Total (2)	$47,909	$25,557	$3,090	$1,281	$321	$—	$78,158

(1)	Operating lease expense reflects (a) the lease for our headquarters facility in Hayward, California that expires in 2015; (b) the leases for manufacturing facilities in South San Francisco that expire in 2012 thru 2013 (c) the leases for manufacturing facilities in China and Singapore that expire in 2012 thru 2016 and; (d) the leases for manufacturing facilities in Austin, Texas that expire in 2016. We have options to renew certain of the leases in South San Francisco, Hayward and Austin which we expect to exercise.
(2)	As a result of the implementation of FASB’s guidance regarding accounting for uncertainty in income taxes, we have recorded an additional tax liability of $137,000 to offset the recognition of previously recorded excess tax benefits. Because of the uncertainty surrounding the future payment of these liabilities, the amount has been excluded from the table above.

Critical Accounting Policies, Significant Judgments and Estimates

Our condensed consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure at the date of our financial statements. Estimates and judgments are reviewed on an on-going basis, including those related to sales, inventories, intangible assets, stock compensation and income taxes. The estimates and judgments are based on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We consider certain accounting policies related to the purchase accounting, revenue recognition, inventory valuation, accounting for income taxes, valuation of intangible assets and goodwill and equity incentives to employees to be critical policies due to the estimates and judgments involved in each. Our significant accounting policies and critical estimates are disclosed in our 2011 Annual Report on Form 10-K as filed with the SEC on March 21, 2012. No material changes to our significant accounting policies and critical estimates have occurred subsequent to December 30, 2011.

Recently Issued Accounting Standards

See Recently Issued Accounting Standards in Note 1 of Notes to Condensed Consolidated Financial Statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in value of financial instruments caused by fluctuations in interest rates and foreign exchange rates.

Foreign Exchange Rates

Currently, a significant majority of our sales and arrangements with third-party suppliers provide for pricing and payment in U.S. dollars, and, therefore, are not subject to material exchange rate fluctuations. Therefore, we do not expect foreign currency exchange rate fluctuations to have a material effect on our results of operations. However, increases in the value of the U.S. dollar relative to other currencies would make our products more expensive relative to competing products priced in such other currencies,, which could negatively impact our ability to compete. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our foreign suppliers raising their prices in order to continue doing business with us.

Chinese authorities recently relaxed controls of its currency, the Renminbi, and allowed the currency to strengthen against other world currencies, including the U.S. dollar. We continue to monitor any potential impact of the appreciation of the Renminbi on our operations in China as well as globally. Changes in the value of the Renminbi did not have a material impact on our results of operations for the current quarter and any fiscal periods in 2011.

Interest Rates

Our interest rate risk relates primarily to our outstanding debt which totals $23.8 million as of March 30, 2012, and carries interest rates pegged to the prime rate. An immediate increase in interest rates of 100 basis points would increase our interest expense by less than $0.1 million per quarter. This would be partially offset by increased interest income on our invested cash. Conversely, an immediate decline of 100 basis points in interest rates would decrease our interest expense by less than $0.1 million per quarter. This would be partially offset by decreased interest income on our invested cash.

ITEM 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon our evaluation, we concluded that our disclosure controls and procedures were effective as of March 30, 2012.

As required by Rule 13a-15(d), management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on our evaluation, we concluded that there has been no such change during the fiscal quarter covered by this report.

Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of the various legal proceedings and claims cannot be predicted with certainty, we have not had a history of outcomes to date that have been material to our statement of operations and do not believe that any of these proceedings or other claims will have a material effect on our consolidated financial condition or results of operations.

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

A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. As a group, three customers accounted for 68%, 72% and 79% of our sales for fiscal years 2011, 2010 and 2009, respectively. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by any one of these customers. Our customer contracts generally do not require our customers to place any orders with us. Consolidation among our customers, or a decision by any one or more of our customers to outsource all or most manufacturing and assembly work to a single equipment manufacturer, may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on an even smaller number of customers. For example, two of our largest semiconductor customers recently announced that they had entered into a merger agreement pursuant to which they would combine businesses. Also, In November 2011, Applied Materials, Inc. completed the acquisition of Varian Semiconductor Equipment Associates, Inc., one of our customers. In addition, we have in the past lost business from customers who have taken the manufacturing of our products in-house. For example, we terminated our manufacturing services to FEI Company at the beginning of our second quarter of fiscal 2012. If we are unable to replace revenue from customers who determine to take subsystem assembly in-house, or if additional customers determine to in-source subsystem assembly, such events could have a material adverse impact on our financial position and results of operation.

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

We rely to a significant extent on OEM customers, whose business, in turn, depends largely on consumer spending and capital expenditures by businesses. Continuing difficulties in the financial markets and uncertainty regarding the global economy are posing challenges to our business. Economic uncertainty and related factors, including unemployment, inflation and fuel prices, exacerbate negative trends in business and consumer spending and may cause certain of our customers to push out, cancel, or refrain from placing orders for products or services, which may reduce sales. Difficulties in obtaining capital, uncertain market conditions, or reduced profitability may also cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, leading to customers’ reduced research and development funding and/or capital expenditures and, in turn, lower orders from our customers and/or additional slow moving or obsolete inventory or bad debt expense for us. These conditions may also similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for our products or require us to either procure products from high-cost suppliers, or if no additional suppliers exist, to reconfigure the design and manufacture of our products, and we may be unable to fulfill some customer orders. While past downturns in our business have been followed by periods of growth, this correlation may not occur in the future.

Our dependence on our suppliers may prevent us from delivering an acceptable product on a timely basis.

We rely on both single-source and sole-source suppliers, some of whom are relatively small, for many of the components we use in our products. In addition, our customers often specify components of particular suppliers that we must incorporate into our products. Our suppliers are under no obligation to provide us with components. As a result, the loss of or failure to perform by any of these providers could adversely affect our business and operating results. In addition, the manufacturing of certain components and subsystems is an extremely complex process. Therefore, if a supplier were unable to provide the volume of components we require on a timely basis and at acceptable prices and quality, we would have to identify and qualify replacements from alternative sources of supply. However, the process of qualifying new suppliers for complex components is also lengthy and could delay our production, which would adversely affect our business, operating results and financial condition. Disruption in supply resulting from natural disasters, such as the recent earthquakes, tsunami and related events in Japan may result in certain of our suppliers being unable to deliver sufficient quantities of components or raw materials at all or in a timely manner. If we, or our vendors, are unable to procure sufficient quantities of components or raw materials from suppliers, it could influence decisions by our customers to delay or cancel orders and decisions by our vendors to fulfill our purchase orders and, consequently, have a material adverse effect on our results of operations.

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

We are exposed to political, economic, legal and other risks associated with operating in Asia, including:

•	foreign currency exchange fluctuations;

•	political, civil and economic instability;

•	tariffs and other barriers;

•	timing and availability of export licenses;

•	disruptions to our and our customers’ operations due to the outbreak of diseases, such as SARS and avian flu;

•	disruptions in operations due to China’s developing domestic infrastructure, including transportation and energy;

•	difficulties in developing relationships with local suppliers;

•	difficulties in attracting new international customers;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing distant international subsidiary and branch operations;

•	the burden of complying with foreign and international laws and treaties;

•	difficulty in transferring funds to other geographic locations; and

•	potentially adverse tax consequences.

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

The manufacturing of our products is a highly complex process that involves the integration of multiple components and requires effective management of our supply chain while meeting our customers’ design-to-delivery cycle time requirements. Through the course of the manufacturing process, our customers may modify design and system configurations in response to changes in their own customers’ requirements. In order to rapidly respond to these modifications and deliver our products to our customers in a timely manner, we must effectively manage our manufacturing and procurement process. If we fail to manage this process effectively, we risk losing customers and damaging our reputation. We may also be subject to liability under our agreements with our customers if we or our suppliers fail to re-configure manufacturing processes or components in response to these modifications, which may lead to product defect claims by our customers. In addition, if we acquire inventory in excess of demand or that does not meet customer specifications, we could incur excess or obsolete inventory charges. These risks are even greater during the current extended period of macroeconomic uncertainty and as we continue to expand our business beyond gas delivery systems into new subsystems. In the current economic environment, certain of our suppliers may be forced out of business, which could require us to either procure products from higher-cost suppliers or, if no additional suppliers exist, reconfigure the design and manufacture of our products. This could limit our growth and have a material adverse effect on our business, financial condition and operating results.

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

We have made, and may in the future make, acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. For example, we acquired Sieger Engineering, Inc. in June 2006. If we are to realize the anticipated benefits of past and future acquisitions or investments, the operations of these companies must be integrated and combined efficiently with our own. The process of integrating supply and distribution channels, computer and accounting systems, and other aspects of operations, while managing a larger entity, have and will present a significant challenge to our management. In addition, it is not certain that we will be able to incorporate different financial and reporting controls, processes, systems and technologies into our existing business environment. The difficulties of integration may increase because of the necessity of combining personnel with varied business backgrounds and combining different corporate cultures and objectives. We may assume or incur substantial debt and incur substantial costs associated with these activities and we may suffer other material adverse effects from these integration efforts which could materially reduce our earnings, even over the long-term. We may not succeed with the integration process and we may not fully realize the anticipated benefits of the business combinations. The dedication of management resources to such integration or divestitures may divert attention from our day-to-day business, and we may need to hire additional management personnel to manage our acquisitions successfully.

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

New capital equipment typically has a lifespan of several years, and OEMs frequently specify which systems, subsystems, components and instruments are to be used in their equipment. Once a specific system, subsystem, component or instrument is incorporated into a piece of capital equipment, it will likely continue to be incorporated into that piece of equipment for at least several months before the OEM would be in a position to switch to the product of another supplier.

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

We have outstanding indebtedness; the restrictive covenants under our debt agreements may limit our ability to expand or pursue our business strategy; if we are forced to prepay some or all of this indebtedness our financial position would be materially and adversely affected.

We have outstanding indebtedness. As of December 30, 2011, the long-term portion of our debt was $21.8 million and the short-term portion was $2.9 million, for an aggregate total of $24.7 million. As of December 30, 2011 we also had $5.2 million of undrawn capacity under our revolving credit facility. Our Loan Agreement contains certain reporting and financial covenants that must be met on a quarterly basis in order for us to remain in compliance. The covenants also restrict our ability to take certain actions, including our ability to:

•	incur additional indebtedness;

•	pay dividends and make distributions in respect of our capital stock;

•	repurchase capital stock;

•	make investments or other restricted payments outside the ordinary course of business;

•	engage in transactions with stockholders and affiliates;

•	create liens;

•	sell or otherwise dispose of assets;

•	make payments on other indebtedness, other than in the ordinary course; and

•	engage in certain mergers and acquisitions.

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

Our business is particularly dependent on expertise which only a very limited number of engineers possess. The loss of any of our key employees and officers, including our Chief Executive Officer, our President and Chief Operating Officer, our Chief Financial Officer or any of our Senior Vice Presidents, or the failure to attract and retain new qualified employees, could adversely affect our business, operating results and financial condition.

Fluctuations in currency exchange rates may adversely affect our financial condition and results of operations.

Our international sales are denominated primarily, though not entirely, in U.S. dollars. Many of the costs and expenses associated with our Chinese subsidiaries and Singapore subsidiary are paid in Chinese Renminbi and Singapore dollars, respectively, and we expect our exposure to Chinese Renminbi and Singapore dollars to increase as we ramp up production in those facilities. In addition, purchases of some of our components are denominated in Japanese Yen and Euros. Changes in exchange rates among other currencies in which our revenue or costs are denominated and the U.S. dollar may affect our revenue, cost of sales and operating margins. While fluctuations in the value of our revenue, cost of sales and operating margins as measured in U.S. dollars have not materially affected our results of operations historically, we do not currently hedge our foreign exchange exposure, and exchange rate fluctuations could have an adverse effect on our financial condition and results of operations in the future.

If environmental contamination were to occur in one of our manufacturing facilities, we could be subject to substantial liabilities.

We use substances regulated under various foreign, domestic, federal, state and local environmental laws in our manufacturing facilities. In addition, we may not be aware of all environmental laws or regulations that could subject us to liability in the U.S. or internationally. Our failure or inability to comply with existing or future environmental laws could result in significant remediation liabilities, the imposition of fines or the suspension or termination of the production of our products, and thus a material adverse impact on our business.

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse opinion regarding our stock, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a) Exhibits

The following exhibits are filed with this current Report on Form 10-Q for the quarter ended March 30, 2012:

Exhibit Number	Description

10.1 +	Change in Control Severance Agreement dated as of March 1, 2011 by and between Ultra Clean Holdings, Inc. and Ginetto Addiego.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA CLEAN HOLDINGS, INC.
(Registrant)
Date: May 7, 2012
	By:	/s/ CLARENCE L. GRANGER
	Name:	Clarence L. Granger
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer and duly authorized signatory)

Date: May 7, 2012
	By:	/s/ KEVIN C. EICHLER
	Name:	Kevin C. Eichler
	Title:	Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Exhibit Index

Exhibit Number	Description

10.1 +	Change in Control Severance Agreement dated as of March 1, 2011 by and between Ultra Clean Holdings, Inc. and Ginetto Addiego.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XB RL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.