Form 10-Q
period 2012-06-29
ULTRA CLEAN HOLDINGS INC
filed 2012-08-07
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012

or

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

Number of shares outstanding of the issuer’s common stock as of July 27, 2012: 23,331,276

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	June 29, 2012	December 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$51,137	$52,155
Accounts receivable, net of allowance of $8 and $5, respectively	41,942	41,051
Inventory	44,451	55,473
Prepaid expenses and other	6,364	5,441

Total current assets	143,894	154,120

Equipment and leasehold improvements, net	8,762	10,009
Purchased intangibles, net	8,987	8,987
Other non-current assets	5,177	5,183

Total assets	$166,820	$178,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$2,736	$2,931
Accounts payable	25,797	29,451
Accrued compensation and related benefits	3,924	2,803
Deferred rent, current portion	968	895
Other current liabilities	2,191	662

Total current liabilities	35,616	36,742

Long-term debt	938	21,802
Deferred rent and other liabilities	1,990	2,470

Total liabilities	38,544	61,014

Commitments and contingencies (See note 6)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 23,330,376 and 22,910,649 shares issued and outstanding, in 2012 and 2011, respectively	111,369	108,838
Common shares held in treasury, at cost, 601,944 shares in 2012 and 2011	(3,337)	(3,337)
Accumulated other comprehensive loss	(123)	(—)
Retained earnings	20,367	11,784

Total stockholders’ equity	128,276	117,285

Total liabilities and stockholders’ equity	$166,820	$178,299

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in thousands, except per share data)

	Three months ended		Six months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Sales	$101,949	$133,741	$212,514	$260,460
Cost of goods sold	87,695	114,748	182,600	223,915

Gross profit	14,254	18,993	29,914	36,545

Operating expenses:
Research and development	1,288	1,437	2,694	3,042
Sales and marketing	1,666	2,018	3,410	4,075
General and administrative	6,384	6,045	12,627	11,748

Total operating expenses	9,338	9,500	18,731	18,865

Income from operations	4,916	9,493	11,183	17,680

Interest and other income (expense), net	(14)	(367)	(119)	(735)

Income before provision for income taxes	4,902	9,126	11,064	16,945
Income tax provision	979	2,168	2,481	4,167

Net income	$3,923	$6,958	$8,583	$12,778

Net income per share:
Basic	$0.17	$0.31	$0.37	$0.57
Diluted	$0.17	$0.30	$0.36	$0.54
Shares used in computing net income per share:
Basic	23,292	22,734	23,289	22,597
Diluted	23,710	23,482	23,893	23,528

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six months ended
	June 29, 2012	July 1, 2011
Cash flows from operating activities:
Net income	$8,583	$12,778
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,463	1,361
Excess tax benefit from stock-based compensation	(30)	(755)
Stock-based compensation	2,649	2,166
Changes in assets and liabilities:
Accounts receivable, net of allowance	(891)	(3,190)
Inventory	11,022	(10,583)
Prepaid expenses and other	(923)	(599)
Other non-current assets	6	(27)
Accounts payable	(3,777)	2,969
Accrued compensation and related benefits	1,121	1,448
Other liabilities	1,096	842

Net cash provided by operating activities	20,319	6,410

Cash flows used in investing activities:
Purchases of equipment and leasehold improvements	(216)	(2,656)

Net cash used in investing activities	(216)	(2,656)

Cash flows provided by (used in) financing activities:
Proceeds from revolving credit facility	19,482	—
Principal payments on revolving credit facility, term debt and capital lease obligations	(40,543)	(2,421)
Excess tax benefit from stock-based compensation	30	755
Employees’ taxes paid upon vesting of restricted stock units	(268)	—
Proceeds from issuance of common stock	178	894

Net cash used in financing activities	(21,121)	(772)

Net increase (decrease) in cash	(1,018)	2,982
Cash and cash equivalents at beginning of period	52,155	34,654

Cash and cash equivalents at end of period	$51,137	$37,636

Supplemental items:
Cash paid/refunded during the period:

Income taxes paid	$1,716	$2,190
Income tax refunds	$(649)	$(613)
Interest	$167	$616
Non-cash investing activities:
Restricted stock issued	2,674	$2,765

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

The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended December 30, 2011, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2012. The Company’s results of operations for the three months and six months ended June 29, 2012, are not necessarily indicative of the results to be expected for any future periods.

Principles of Consolidation — The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and all intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation — The Company has reviewed its non-U.S. subsidiaries (of which all of its non-U.S. asset base resides in Asia) that operate in a local currency environment to determine their functional currency by examining how and in what currency each subsidiary generates cash through billings and cash receipts and how and in what currency the subsidiary expends cash through payment of its vendors and payment of its workforce. Also, these subsidiaries’ individual assets and liabilities that are primarily denominated in the local foreign currency are examined for their impact on the Company’s cash flows. All have been determined to have the U.S. dollar as its functional currency. All balance sheet accounts of these local functional currency subsidiaries are translated at the fiscal period-end exchange rate, and income and expense accounts are translated using average rates in effect for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. The resulting translation adjustments are recorded as cumulative translation adjustments, and are a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are recorded in other income (expense), net.

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

Certain Significant Risks and Uncertainties — The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, any of the following areas could have a negative effect on the Company in terms of its future financial position, results of operations or cash flows: the general state of the U.S. and world economies, the highly cyclical nature of the industries the Company serves; the loss of any of a small number of customers; ability to obtain additional financing; failure to successfully integrate completed acquisitions; pursuing acquisition opportunities; regulatory changes; fundamental changes in the technology underlying semiconductor, flat panel, solar and medical device manufacturing processes or manufacturing equipment; the hiring, training and retention of key employees; successful and timely completion of product design efforts; and new product design introductions by competitors.

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

Significant sales to customers — The Company had significant sales to two customers- Applied Materials, Inc. and Lam Research Corporation, each of which accounted for 10% or more of sales for the six months ended June 29, 2012 and July 1, 2011. Sales to each of these customers as a percentage of total sales were as follows:

	Six months ended
	June 29, 2012	July 1, 2011
Applied Materials, Inc. (1)	44.5%	38.5%
Lam Research Corporation (2)	37.7%	33.8%

Total	82.2%	72.3%

(1)	In November 2011, Applied Materials Inc. completed the acquisition of Varian Semiconductor Equipment Associates, Inc., one of the Company’s customers. The sales percentages for Applied Materials, Inc. for the six months ended June 29, 2012 include sales to Varian Semiconductor Equipment Associates, Inc. The sales percentages for Applied Materials, Inc. for the six months ended July 1, 2011 have been updated to reflect the inclusion of sales to Varian Semiconductor Equipment Associates, Inc., for comparison purposes.
(2)	In June 2012, Lam Research Corp. completed the acquisition of Novellus Systems, Inc., one of the Company’s customers. The sales percentages for Lam Research Corp. for the six months ended June 29, 2012 include sales to Novellus Systems, Inc. The sales percentages for Lam Research Corp. for the six months ended July 1, 2011 have been updated to reflect the inclusion of sales to Novellus Systems, Inc., for comparison purposes.

These two customers’ accounts receivable balances were individually greater than 10% of accounts receivable and, in the aggregate, represented approximately 86% and 72% of accounts receivable as of June 29, 2012 and December 30, 2011, respectively.

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

The Company’s only financial asset or liability measured at fair value on a recurring basis is an overnight sweep account invested in money market funds with a carrying value and fair value of $26.6 million at June 29, 2012, each valued based on Level 2 inputs.

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

The determination of the Company’s tax provision is subject to judgments and estimates. The carrying value of the Company’s net deferred tax assets, which is made up primarily of tax deductions, assumes it will be able to generate sufficient future income to fully realize these deductions. In determining whether the realization of these deferred tax assets may be impaired, the Company makes judgments with respect to whether it is likely to generate sufficient future taxable income to realize these assets. The Company has a valuation allowance on the deferred tax assets of one of its China subsidiaries in the amount of $441,000 as of June 29, 2012.

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

	Six months ended
	June 29, 2012	July 1, 2011
Beginning balance	$350	$204
Additions related to sales	58	447
Warranty claims	(83)	(328)

Ending balance	$325	$323

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

Stock Options

The following table summarizes information with respect to options granted, exercised and canceled in the quarter ended June 29, 2012 and outstanding at June 29, 2012:

Number of Shares
Options outstanding at December 30, 2011	1,654,691
Granted	—
Exercised	(72,725)
Canceled	(4,722)

Options outstanding at June 29, 2012	1,577,244

There were no options granted by the Company during either of the six month periods ended June 29, 2012 or July 1, 2011.

The weighted-average exercise price, aggregate intrinsic value and weighted average remaining contractual life of outstanding options as of June 29, 2012 were $6.78 per share, $2.6 million and 4.5 years, respectively. As of June 29, 2012, 1,433,509 options with a weighted-average exercise price of $7.28 per share, aggregate intrinsic value of $1.9 million and a weighted average remaining contractual life of 4.3 years were exercisable. The total unamortized expense of the Company’s unvested options, net of forfeitures, as of June 29, 2012, was $0.1 million.

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

Restricted Stock Units — RSU’s are granted to employees with a per share or unit purchase price of zero dollars and either have time based or performance based vesting. RSU’s typically vest over three years, subject to the employee’s continued service with the Company. For purposes of determining compensation expense related to these RSU’s, the fair value is determined based on the closing market price of the Company’s common stock on the date of award. The expected cost of the grant is reflected over the service period, and is reduced for estimated forfeitures. The Company granted 548,900 RSU’s (including 110,375 performance stock units) during the quarter ended March 30, 2012, with a weighted average fair value of $8.21 per share and 443,500 RSU’s (including 66,250 performance stock units) during the quarter ended April 1, 2011, with a weighted average fair value of $10.30 per share. The Company granted 4,450 RSU’s during the quarter ended June 29, 2012, with a weighted average fair value of $6.41 and granted 249,550 RSU’s during the quarter ended July 1, 2011, with a weighted average fair value of $11.20 per share. During the six months ended June 29, 2012, 32,420 vested shares were withheld to satisfy withholding tax obligations, resulting in the net issuance of 48,497 shares. As of June 29, 2012, $7.7 million of stock-based compensation cost, net of forfeitures, related to RSU’s remains to be amortized, of which substantially all is expected to be recognized over an estimated period of less than three years. As of June 29, 2012, a total of 1,350,810 RSU’s remain outstanding with an aggregate intrinsic value of $8.7 million and a weighted average remaining contractual term of 1.4 years.

Restricted Stock Awards — During each of the quarters ended June 29, 2012 and July 1, 2011, the Company issued 30,000 shares of restricted stock awards to its non-employee directors. The total unamortized expense of the Company’s unvested restricted stock awards as of June 29, 2012, was approximately $0.2 million.

The following table summarizes the Company’s restricted stock unit and restricted stock award activity for the six months ended June 29, 2012 (in thousands):

Number of Shares
Unvested restricted stock units and restricted stock awards at December 30, 2011	1,167
Granted	583
Vested	(335)
Forfeited	(37)

Unvested restricted stock units and restricted stock awards at June 29, 2012	1,378

The following table shows the Company’s stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three months ended		Six months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Cost of sales	$422	$329	$815	$650
Research and development	86	79	165	158
Sales and marketing	112	93	206	214
General and administrative	777	663	1,463	1,144

Total stock-based compensation expense	1,397	1,164	2,649	2,166
Income tax benefit	(279)	(277)	(585)	(534)

Total stock-based compensation expense, net of income tax benefit	$1,118	$887	$2,064	$1,632

(1)	As of June 29, 2012 and July 1, 2010, there were no stock-based compensation expenses capitalized in inventory.

Recently Issued Accounting Standards — In September 2011, the FASB issued authoritative guidance to allow entities to use a qualitative approach to test goodwill for impairment. This authoritative guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The implementation of this authoritative guidance is not anticipated to have an impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the requirement regarding the presentation of reclassification adjustments out of accumulated other comprehensive income was deferred indefinitely. The new guidance, except for the provision deferred, was effective for the Company in the first quarter of fiscal 2012. The implementation of this authoritative guidance changed only the presentation of comprehensive income and had no impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued authoritative guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This authoritative guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. This authoritative guidance also expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance was effective for the Company in the first quarter of fiscal 2012. The implementation of this authoritative guidance did not have a material impact on the Company’s financial position or results of operations.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

2. Balance Sheet Information (in thousands)

Inventory consisted of the following (in thousands):

	June 29, 2012	December 30, 2011
Raw materials	$38,473	$42,976
Work in process	8,306	12,953
Finished goods	2,307	3,486

	49,086	59,415
Reserve for excess and obsolete	(4,635)	(3,942)

Total	$44,451	$55,473

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	June 29, 2012	December 30, 2011
Computer equipment and software	$7,105	$7,089
Furniture and fixtures	1,584	1,761
Machinery and equipment	8,781	9,282
Leasehold improvements	10,857	10,860

	28,327	28,992
Accumulated depreciation and amortization	(19,565)	(18,983)

Total	$8,762	$10,009

3. Borrowing Arrangements

As of June 29, 2012, the Company had borrowing arrangements with Silicon Valley Bank under a Loan and Security Agreement (the “Loan Agreement”) which included a $25.0 million revolving credit facility (“revolver”), maturing on December 31, 2013, and an $8.0 million term loan (“term loan”), maturing on October 21, 2013. The aggregate amount of the revolver was secured by substantially all of the Company’s assets. During the second quarter of 2012, however, the Company paid off the entire balance of the revolver and, therefore, had no outstanding balance due as of June 29, 2012. As of June 29, 2012, the outstanding balance of the term loan was $3.7 million.

The interest rate on the revolver during the six months ended June 29, 2012 was 3.5%. Pursuant to the Loan Agreement, the term loan bears interest per annum at a variable rate equal to the greater of prime rate, as defined per the loan agreement, plus a margin of 75 basis points. During the six months ended and as of June 29, 2012, the interest rate on the outstanding term loan was 4.0%. The Loan Agreement contains a number of financial and reporting covenants. The Company was in compliance with all of such covenants as of June 29, 2012.

On July 3, 2012, in connection with our acquisition of AIT, the Company entered into a new credit agreement (the “Credit Agreement”) by and among the Company, certain of its subsidiaries, Silicon Valley Bank, U.S. Bank National Association and the other several lenders party thereto from time to time (collectively, the “Lenders”). The Credit Agreement provides for a term loan in an aggregate principal amount of $40.0 million (the “New Term Loan”) and a revolving credit facility in an aggregate principal amount of $40.0 million (the “New Revolving Credit Facility”), a letter of credit facility in the aggregate availability amount of $15.0 million (as a sublimit of such New Revolving Credit Facility) (the “L/C Facility”) and a swingline sub-facility in the aggregate availability amount of $4.0 million (as a sublimit of the New Revolving Credit Facility) (together with the Term Loan, the Revolving Credit Facility and the L/C Facility, the “Senior Secured Credit Facility”). On July 3, 2012, the Company borrowed an aggregate of $40.0 million under the New Term Loan and approximately $39.8 million under the New Revolving Credit Facility. The borrowed funds were used at the closing of our merger with AIT to finance the merger and repay the outstanding balance of $3.7 million to Silicon Valley Bank as lender under our prior Loan Agreement. The prior Loan Agreement was terminated in connection with this transaction.

The New Term Loan must be repaid in consecutive quarterly installments of $2.5 million, with the first payment due on September 30, 2012, and with the balance of the outstanding principal amount of the New Term Loan due at the final maturity, which is July 3, 2016. The New Revolving Credit Facility is available for the four-year period beginning on July 3, 2012. The Credit Agreement includes customary representations, warranties, covenants and events of default. The Company and certain of its subsidiaries have agreed to secure all of their obligations under the Credit Agreement by granting a first priority lien in substantially all of their respective personal property assets (subject to certain exceptions and limitations).

At the Company’s option, borrowings under the New Term Loan and New Revolving Credit Facility (subject to certain limitations) bear interest at either a base rate or at the London Interbank Offered Rate (“LIBOR”) (with the LIBOR being adjusted for certain Eurocurrency reserve requirements, if any, as described in the Credit Agreement), plus, in each case, an applicable margin based on our consolidated leverage ratio. All loans described above made on July 3, 2012 were initially base rate loans, carrying interest of 3.75%. The Company expects, however, that the effective interest rate will be higher due to the incurrence of certain loan-related merger costs that will be treated as deferred interest and amortized over the life of the loan.

The Credit Agreement requires us to maintain a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.75 to 1.00 initially and 2.00 to 1.00 from and after March 2013. The Credit Agreement requires the Company to maintain a consolidated leverage ratio (as defined in the Credit Agreement) no greater than 2.25 to 1.00 as of the end of the third quarter of fiscal 2012, stepping down to 2.00 to 1.00 as of the end of the fourth quarter of fiscal 2012 and the first quarter of fiscal 2013, 1.50 to 1.00 as of the end of the second and third quarters of fiscal 2013 and 1.25 to 1.00 as of the end of each fiscal quarter thereafter. The Credit Agreement also requires the Company to maintain minimum domestic cash of $20.0 million as of the last day of any fiscal quarter and $15.0 million as of the last day of any other month from September 1, 2012 through June 30, 2013 and $25.0 million as of the last day of any fiscal quarter and $20.0 million as of the last day of any other month after June 30, 2013. The Credit Agreement also includes other customary affirmative and negative covenants.

The Credit Agreement also contains provisions requiring the following mandatory prepayments (subject to certain exceptions and limitations): (i) prepayments equal to 50% of the net cash proceeds from the issuance of capital stock by the Company’s primary operating subsidiary (or any of its subsidiaries); (ii) prepayments equal to 100% of the net cash proceeds from the incurrence of any indebtedness by the Company’s primary operating subsidiary over $250,000; (iii) prepayments equal to the net cash proceeds from certain asset sales or insurance or condemnation recoveries; and (iv) annual prepayments in an amount equal to (a) 33% of excess cash flow (as defined in the Credit Agreement) if the aggregate outstanding principal amount of the New Term Loan equals or exceeds $20.0 million and (b) 25% of excess cash flow if the aggregate outstanding principal amount of the New Term Loan equals or exceeds $10.0 million but is less than $20.0 million.

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

4. Income Tax

The Company’s income tax provision and related effective tax rate for the three and six month periods ended June 29, 2012 was $900,000 and 20% and $2,481,000 and 22.4%, respectively, compared to $2,168,000 and 23.8% and $4,167,000 and 24.6%, respectively for the same periods a year ago. The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results for the first half of 2012 compared to the same period in 2011.

The following table summarizes the activity related to the Company’s uncertain tax positions (in thousands):

	Six months ended
	June 29, 2012	July 1, 2011
Balance as of the beginning of period	$132	$39
Increases related to prior year tax positions	22	—
Expiration of the statute of limitations for the assessment of taxes	—	(39)

Balance as of the end of period	$154	$—

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

As of June 29, 2012, the Company maintained a full valuation allowance on one of its China subsidiaries in the amount of $441,000 as the Company believes it is more likely than not that the deferred tax asset will not be realized. In order to reverse a valuation allowance, U.S. GAAP guidance requires the Company to review its cumulative twelve-quarter income/loss as well as its ability to generate sufficient future taxable income to realize the Company’s net deferred tax assets. During the quarter ended June 29, 2012, the Company conducted a review of this subsidiary, as well as its other worldwide subsidiaries, and determined that the valuation allowance on its consolidated deferred tax assets is adequate.

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

The Company is currently experiencing a tax holiday related to its Singapore subsidiary that will expire for tax years beginning January 2015. The Company’s Singapore subsidiary recorded a net profit for the three and six month period ended June 29, 2012.

Undistributed earnings of the Company’s foreign subsidiaries at June 29, 2012, are considered to be indefinitely reinvested and no provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

Sales, use and value-added taxes receivable and payable are recorded on a net basis by jurisdiction. Subsequent to the issuance of the July 1, 2011 consolidated financial statements, management determined that certain of these receivables and payables had previously been recorded on a gross basis. Accordingly, the amounts previously reported as of July 1, 2011 and December 31, 2010, have been corrected to be reported on a net basis. Accrued liabilities were reduced by $5.0 million and $2.7 million, respectively as of July 1, 2011 and December 31, 2010 from $6.0 and $3.2 million as previously reported to $1.0 and $0.5 million, respectively. Prepaid and other current assets were reduced by $5.0 and $2.7 million as of July 1, 2011 and December 31, 2010 from $8.9 and $5.9 million as previously reported to $3.8 and $3.2 million, respectively. Additionally, the consolidated statement of cash flows for the six months ended July 1, 2011 has been corrected, within cash flows from operating activities, to report a change in prepaid expenses and other current assets of $0.6 million rather than a change of $2.9 million as previously reported, and a change in accrued liabilities of $0.8 million rather than a change of $3.2 million as previously reported. These corrections had no effect on the Company’s previously reported stockholders’ equity, results of operations, or net cash provided by operations.

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

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share data):

	Three months ended		Six months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Numerator:
Net income	$3,923	$6,958	$8,583	$12,778
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	23,292	22,734	23,289	22,597
Shares used in computing basic net income per share	23,292	22,734	23,289	22,597
Shares used in computation — diluted:
Shares used in computing basic net income per share	23,292	22,734	23,289	22,597

Dilutive effect of common shares outstanding subject to repurchase	101	170	239	313

Dilutive effect of options outstanding	317	578	365	618

Shares used in computing diluted net income per share	23,710	23,482	23,893	23,528
Net income per share — basic	$0.17	$0.31	$0.37	$0.57
Net income per share — diluted	$0.17	$0.30	$0.36	$0.54

The Company had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income per share, as their effect would have been anti-dilutive. Such outstanding securities consisted of 618,156 and 322,091 stock options for the three months ended June 29, 2012 and July 1, 2011, respectively, and 547,473 and 322,683 stock options for the six months ended June 29, 2012 and July 1, 2011, respectively.

6. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $26.0 million at June 29, 2012.

The Company leases properties domestically in Hayward, California, Austin, Texas and South San Francisco, California and internationally in China and Singapore. The Company’s total remaining future minimum lease payments as of June 29, 2012, over the remaining terms of these leases will be approximately $10.6 million.

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

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth revenue by geographic area (in thousands):

	Three months ended		Six months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
United States	$73,291	$103,633	$155,279	$213,442
Asia	26,658	26,086	57,142	41,985
Europe	—	4,022	93	5,033

	$101,949	$133,741	$212,514	$260,460

At June 29, 2012 and July 1, 2011, approximately $4.4 million and $4.3 million, respectively, of the Company’s long-lived assets were located in Asia, and the remaining balances were located in the United States.

8. Subsequent Events

On July 3, 2012, The Company completed the acquisition of American Integration Technologies LLC (“AIT”), a supplier of critical subsystems to the semiconductor capital equipment, medical, energy, industrial and aerospace industries, for approximately $74.4 million in cash (excluding net working capital adjustments) and 4.5 million shares of newly issued common stock. The Company’s primary reasons for this acquisition was to immediately add to its existing customer base in both the semiconductor and medical spaces and to provide additional manufacturing capabilities. The Company financed the cash portion of the merger, and repaid existing indebtedness, by borrowing a total of $79.8 million under a new senior secured credit facility, of which $40.0 million represents borrowings under a term loan and $39.8 million represents borrowings under a revolving credit facility. Following the acquisition of AIT, the Company’s cash totaled approximately $45.3 million and total debt was approximately $79.8 million. See further discussion of the new borrowing arrangements in Note 3. Borrowing Arrangements in Notes to Condensed Consolidated Financial Statements. Due to the limited time since the acquisition date and limitations on access to AIT’s information prior to the acquisition date, the initial accounting for the business combination is incomplete at this time. As a result, we are unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired and resulting from the transaction, including the information required for indemnification assets, contingencies, non-controlling interests and goodwill. Also, because the initial accounting for the transaction is incomplete, we are unable to provide the supplemental pro forma revenue and earnings of the combined entity. We will include this information in our Quarterly Report on Form 10-Q for the three months ended September 28, 2012.

ITEM 2.	Management’s Discussion And Analysis of Financial Condition And Results Of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q in our Annual Report on Form 10-K filed with the SEC on March 21, 2012, and in our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2012. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses gross margins and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K filed with the SEC on March 21, 2012, and in our Quarterly Report on Form 10-Q filed with the IGC on May 7. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

On July 3, 2012, we completed the acquisition of American Integration Technologies LLC (“AIT”), a supplier of critical subsystems to the semiconductor capital equipment, medical, energy, industrial and aerospace industries, for approximately $74.4 million in cash (excluding net working capital adjustments) and 4.5 million shares of our newly issued common stock. We financed the cash portion of the merger, and repaid our existing indebtedness, by borrowing a total of $79.8 million under a new senior secured credit facility, of which $40.0 million represents borrowings under a term loan and $39.8 million represents borrowings under a revolving credit facility.

Financial Highlights

Sales for the three months ended June 29, 2012, were $101.9 million, a decrease of $31.8 million, or 23.8%, from the comparable quarter of 2011. Gross profit for the three months ended June 29, 2012, decreased $4.7 million, to $14.3 million, or 14.0% of sales, from $19.0 million, or 14.2% of sales, for the three months ended July 1, 2011. Sales for the six months ended June 29, 2012, were $212.5 million, a decrease of $48.0 million, or 18.4%, from the comparable period of 2011. Gross profit for the six months ended June 29, 2012, decreased $6.6 million, to $29.9 million, or 14.1% of sales, from $36.5 million, or 14.0% of sales, for the three months ended July 1, 2011. Total operating expenses for the three months ended June 29, 2012, were $9.3 million, or 9.2% of sales, compared to $9.5 million, or 7.1% of sales, for the three months ended July 1, 2011. Total operating expenses for the six months ended June 29, 2012, were $18.7 million, or 8.8% of sales, compared to $18.9 million, or 7.2% of sales, for the six months ended July 1, 2011. We earned net income of $3.9 million for the three months ended June 29, 2012 compared to net income of $7.0 million for the three months ended July 1, 2011. We earned net income of $8.6 million for the three months ended June 29, 2012 compared to net income of $12.8 million for the three months ended July 1, 2011.

Our two largest customers accounted for approximately 82% of the Company’s sales in the first six months of 2012. For a further discussion, see Note 1. Organization Basis of Presentation and Significant Accounting Policies- Significant sales to customers in Notes to Condensed Consolidated Financial Statements above.

Effective as of the end of the first quarter of 2012, we agreed to terminate our arrangement with FEI Corporation, whereby FEI would take back the manufacturing process they had been outsourcing to us since 2008. As part of the arrangement, we agreed to assist FEI during the transition period through our third quarter of fiscal 2012 and, as a result, will record a revenue stream totaling $2.1 million related to these efforts during that timeframe, offset by associated costs. During the second quarter of fiscal 2012, we received payments totaling $2.1 million, of which we recorded half of this amount in revenue in the second quarter and deferred the remainder to be recognized in the third quarter of fiscal 2012. During the second quarter we also received cash for all remaining outstanding accounts receivable and remaining inventory we had with FEI.

Results of Operations

For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in our quarterly report.

	Three months ended		Six months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	86.0%	85.8%	85.9%	86.0%

Gross profit	14.0%	14.2%	14.1%	14.0%
Operating expenses:
Research and development	1.3%	1.1%	1.3%	1.2%
Sales and marketing	1.6%	1.5%	1.6%	1.6%
General and administrative	6.3%	4.5%	5.9%	4.4%

Total operating expenses	9.2%	7.1%	8.8%	7.2%

Income from operations	4.8%	7.1%	5.3%	6.8%
Interest and other income (expense), net	(0.0)%	(0.3)%	(0.1)%	(0.3)%

Income before provision for income taxes	4.8%	6.8%	5.2%	6.5%
Income tax provision	1.0%	1.6%	1.2%	1.6%

Net income	3.8%	5.2%	4.0%	4.9%

Sales

Sales for the three months ended June 29, 2012 decreased $31.8 million, or 23.8%, to $101.9 million from $133.7 million in the comparable period of 2011. Sales for the six months ended June 29, 2012 decreased $47.9 million, or 18.4%, to $212.5 million from $260.5 million in the comparable period of 2011. The reduction in sales for both the three and six months ended June 29, 2012, reflects primarily the decrease in semiconductor revenues resulting from the continued semiconductor industry downturn which began during the third quarter of fiscal 2011as well as the continued softness in the energy industry. In addition, sales to FEI decreased in the second quarter of fiscal 2012 compared to the comparable quarter in 2011 as well as the previous first quarter of 2012. For a further discussion regarding FEI, see Financial Highlights above. We expect sales to decrease in the third quarter of 2012 primarily due to the continued slow-down in the semiconductor industry, offset by an expected increase in sales as we consolidate results for our newly-acquired AIT subsidiary.

Gross Profit

Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold. Gross profit for the three months ended June 29, 2012, decreased $4.7 million to $14.3 million, or 14.0% of sales, from $19.0 million, or 14.2% of sales, for the same period in 2011. Our gross margin for the three months ended June 29, 2012, decreased from the comparable period in 2011 due primarily to lower factory utilization resulting from lower revenues during the first quarter of 2012 offset by lower material and direct labor costs as a percentage of gross revenues. Gross profit for the six months ended June 29, 2012, decreased $6.6 million to $29.9 million, or 14.1% of sales, from $36.5 million, or 14.0% of sales, for the same period in 2011. Our gross margin for the six months ended June 29, 2012, increased from the comparable period in 2011 due primarily to lower material and direct labor costs as a percentage of gross revenues. We expect our gross profit to be lower in the third quarter of 2012 due to expected lower revenues.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the three months ended June 29, 2012 decreased $0.1 million, or 10.4%, to $1.3 million, or 1.3% of sales, compared to $1.4 million, or 1.1% of sales in the comparable period in 2011. Research and development expense for the six months ended June 29, 2012 decreased $0.3 million, or 11.4%, to $2.7 million, or 1.3% of sales, compared to $3.0 million, or 1.2% of sales in the comparable period in 2011. The decrease in expense for the three and six month periods from the comparable prior period is primarily due to reduced payroll and associated costs as a result of reduced headcount offset by the reassignment of existing resources to research and development activities.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for three months ended June 29, 2012, decreased $0.4 million to $1.7 million, or 1.6% of sales, compared to $2.0 million, or 1.5% of sales, in the comparable period of 2011. The decrease in expense is primarily due to decreased payroll and related benefit costs due to reduced fully employed and temporary headcount and a reduction in commission expense resulting from reduced revenues. Sales and marketing expense for the six months ended June 29, 2012, decreased $0.7 million to $3.4 million, or 1.6% of sales, compared to $4.1 million, or 1.6% of sales, in the comparable period of 2011. The decrease in expense is primarily due to decreased payroll and related benefit costs due to reduced fully employed and temporary headcount and a reduction in commission expense resulting from reduced sales.

General and Administrative Expense

General and administrative expense consists primarily of salaries and overhead associated with our administrative staff and professional fees. General and administrative expense increased approximately $0.3 million, or 5.6% for the three months ended June 29, 2012, to $6.4 million, or 6.3% of sales, compared with $6.0 million, or 4.5% of sales, in the comparable period of 2011. The increase in dollars when comparing the three months ended June 29, 2012, with the comparable period in 2011 is primarily due to an increase in stock compensation costs and an increase in headcount and related payroll costs in our Singapore office as we continue to expand our operations there. The increase in general and administrative expense as a percent of sales in the three months ended June 29, 2012, compared to the comparable period of 2011 is due to decreased sales. General and administrative expense increased approximately $0.9 million, or 7.5% for the six months ended June 29, 2012, to $12.6 million, or 5.9% of sales, compared with $11.7 million, or 4.4% of sales, in the comparable period of 2011. The increase in dollars when comparing the six months ended June 29, 2012, with the comparable period in 2011 is primarily due to an increase in stock compensation costs and an increase in headcount and related payroll costs in the Company’s Singapore office as we continue to expand our operations there.

Interest and Other Income (Expense), net

Interest and other income (expense), net, for the three months ended June 29, 2012, was $(0.1) million compared to $(0.4) million in the comparable period of 2011. Interest and other income (expense), net, for the six months ended June 29, 2012, was $(0.1) million compared to $(0.7) million in the comparable period of 2011. The decrease in interest expense in the three months and six months ended June 29, 2012, was primarily due to reductions in the average balance of our line of credit during the six months ended June 29, 2012. We paid off our line of credit balance of $19.5 million at the beginning of the second quarter of 2012.

Income Tax Provision

Our effective tax rate for the three months ended June 29, 2012, and July 1, 2011, was 20.0% and 23.8%, respectively. Our effective tax rate for the six months ended June 29, 2012, and July 1, 2011, was 22.4% and 24.6%, respectively. The change in respective rates reflects, primarily, a change in the geographic distribution of our world-wide earnings in foreign jurisdictions with lower tax rates or tax holidays.

Liquidity and Capital Resources

We have required capital principally to fund our working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of June 29, 2012, we had cash of $51.1 million compared to $52.2 million as of December 30, 2011. Our cash and cash equivalents, as well as cash generated from operations, was our principal source of liquidity as of June 29, 2012.

For the six months ended June 29, 2012, we generated cash from operating activities of $20.3 million compared to $6.4 million for the comparable period of 2011. Operating cash flows generated in the six months ended June 29, 2012, were from $8.6 million of net income; net non-cash activity, including depreciation and amortization of $1.5 million and stock-based compensation of $2.6 million; an increase in accrued compensation and related benefits of $1.1 million, an increase in other liabilities of $1.1 million and a decrease in inventory of $11.0 million. Offsetting cash used in operating activities resulted from an increase in accounts receivable of $0.9 million, an increase in prepaid expenses and other current assets of $0.9 million and a decrease in accounts payable of $3.8 million. Our cash flows from operations in any given period are largely driven by the timing of sales, the collection of accounts receivable and the payment of accounts payable.

Net cash used in investing activities for the six months ended June 29, 2012, was $0.2 million as a result of capital expenditures. Investments in capital equipment in 2011 reflect our continued investment in our Asian subsidiaries as well as our domestic operating units. These investments are driven by the timing of our capital expenditures budget.

Net cash used in financing activities for the six months ended June 29, 2012, was $21.1 million compared to $0.8 million for the comparable period of 2011. For the six months ended June 29, 2012, our cash used in financing activities was due primarily to payments on the Company’s term debt and line of credit of $21.1 million and employees’ taxes paid upon vesting of restricted stock units of $0.3 million, offset by proceeds from option exercises of $0.2 million. See “—Borrowing Arrangements” below for information about our new borrowing arrangements we entered into in connection with our acquisition of AIT on July 3, 2012.

We anticipate that our existing cash balance and operating cash flow will be sufficient to service our indebtedness and meet our working capital requirements and technology development projects for at least the next twelve months. The adequacy of these resources to meet our liquidity needs beyond that period will depend on our growth, the state of the worldwide economy, the cyclical expansion or contraction of the semiconductor capital equipment industry and the other industries we serve and capital expenditures required to meet possible increased demand for our products.

In order to expand our business or acquire additional complementary businesses or technologies, we may need to raise additional funds through equity or debt financings. If required, additional financing may not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, our stockholders’ equity interest will be diluted and these securities might have rights, preferences and privileges senior to those of our current stockholders. We may also require the consent of our senior lenders to raise additional funds through equity or debt financings. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.

In addition, the undistributed earnings of our foreign subsidiaries at June 29, 2012, are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Accordingly, no provisions for U.S. income taxes have been provided thereon. The Company anticipates it has adequate liquidity and capital resources and would not need to repatriate earnings.

Borrowing Arrangements

As of June 29, 2012, we had borrowing arrangements with Silicon Valley Bank under a Loan and Security Agreement (the “Loan Agreement”) which included a $25.0 million revolving credit facility (“revolver”), maturing on December 31, 2013, and an $8.0 million term loan (“term loan”), maturing on October 21, 2013. The aggregate amount of the revolver was secured by substantially all of our assets. During the second quarter of 2012, however, we paid off the entire balance of the revolver and, therefore, had no outstanding balance due as of June 29, 2012. As of June 29, 2012, the outstanding balance of the term loan was $3.7 million.

The interest rate on the revolver during the six months ended June 29, 2012 was 3.5%. Pursuant to the Loan Agreement, the term loan bears interest per annum at a variable rate equal to the greater of prime rate, as defined per the loan agreement, plus a margin of 75 basis points. During the six months ended and as of June 29, 2012, the interest rate on the outstanding term loan was 4.0%. The Loan Agreement contains a number of financial and reporting covenants. We were in compliance with all of such covenants as of June 29, 2012.

On July 3, 2012, in connection with our acquisition of AIT, we entered into a new credit agreement (the “Credit Agreement”) by and among the Company, certain of its subsidiaries, Silicon Valley Bank, U.S. Bank National Association and the other several lenders party thereto from time to time (collectively, the “Lenders”). The Credit Agreement provides for a term loan in an aggregate principal amount of $40.0 million (the “New Term Loan”) and a revolving credit facility in an aggregate principal amount of $40.0 million (the “New Revolving Credit Facility”), a letter of credit facility in the aggregate availability amount of $15.0 million (as a sublimit of such New Revolving Credit Facility) (the “L/C Facility”) and a swingline sub-facility in the aggregate availability amount of $4.0 million (as a sublimit of the New Revolving Credit Facility) (together with the Term Loan, the Revolving Credit Facility and the L/C Facility, the “Senior Secured Credit Facility”). On July 3, 2012, we borrowed an aggregate of $40.0 million under the New Term Loan and approximately $39.8 million under the New Revolving Credit Facility. The borrowed funds were used at the closing of our merger with AIT to finance the merger and repay the outstanding balance of $3.7 million to Silicon Valley Bank as lender under our prior Loan Agreement. The prior Loan Agreement was terminated in connection with this transaction.

The New Term Loan must be repaid in consecutive quarterly installments of $2.5 million, with the first payment due on September 30, 2012, and with the balance of the outstanding principal amount of the New Term Loan due at the final maturity, which is July 3, 2016. The New Revolving Credit Facility is available for the four-year period beginning on July 3, 2012. The Credit Agreement includes customary representations, warranties, covenants and events of default. We and certain of our subsidiaries have agreed to secure all of our obligations under the Credit Agreement by granting a first priority lien in substantially all of our and their respective personal property assets (subject to certain exceptions and limitations).

At our option, borrowings under the New Term Loan and New Revolving Credit Facility (subject to certain limitations) bear interest at either a base rate or at the London Interbank Offered Rate (“LIBOR”) (with the LIBOR being adjusted for certain Eurocurrency reserve requirements, if any, as described in the Credit Agreement), plus, in each case, an applicable margin based on our consolidated leverage ratio. All loans described above made on July 3, 2012 were initially base rate loans, carrying interest of 3.75%. We expect, however, that the effective interest rate will be higher due to the incurrence of certain loan-related merger costs that will be treated as deferred interest and amortized over the life of the loan.

The Credit Agreement requires us to maintain a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.75 to 1.00 initially and 2.00 to 1.00 from and after March 2013. The Credit Agreement requires us to maintain a consolidated leverage ratio (as defined in the Credit Agreement) no greater than 2.25 to 1.00 as of the end of the third quarter of fiscal 2012, stepping down to 2.00 to 1.00 as of the end of the fourth quarter of fiscal 2012 and the first quarter of fiscal 2013, 1.50 to 1.00 as of the end of the second and third quarters of fiscal 2013 and 1.25 to 1.00 as of the end of each fiscal quarter thereafter. The Credit Agreement also requires us to maintain minimum domestic cash of $20.0 million as of the last day of any fiscal quarter and $15.0 million as of the last day of any other month from September 1, 2012 through June 30, 2013 and $25.0 million as of the last day of any fiscal quarter and $20.0 million as of the last day of any other month after June 30, 2013. The Credit Agreement also includes other customary affirmative and negative covenants.

The Credit Agreement also contains provisions requiring the following mandatory prepayments (subject to certain exceptions and limitations): (i) prepayments equal to 50% of the net cash proceeds from the issuance of capital stock by our primary operating subsidiary (or any of its subsidiaries); (ii) prepayments equal to 100% of the net cash proceeds from the incurrence of any indebtedness by our primary operating subsidiary over $250,000; (iii) prepayments equal to the net cash proceeds from certain asset sales or insurance or condemnation recoveries; and (iv) annual prepayments in an amount equal to (a) 33% of excess cash flow (as defined in the Credit Agreement) if the aggregate outstanding principal amount of the New Term Loan equals or exceeds $20.0 million and (b) 25% of excess cash flow if the aggregate outstanding principal amount of the New Term Loan equals or exceeds $10.0 million but is less than $20.0 million.

Capital Expenditures

Capital expenditures were $0.2 million in the six months ended June 29, 2012. The Company’s anticipated capital expenditures for the remainder of 2012 are approximately $2.0 million, which we expect to finance through cash from operations.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relations with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Other than operating leases for certain equipment and real estate and purchase order commitments primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the arrangements described under “—Borrowing Arrangements” above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of June 29, 2012 (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Capital leases	$5	$10	$7	$—	$—	$—	$22
Operating leases (1)	2,145	3,745	3,083	1,281	321	—	10,575
Borrowing Arrangement (3)	1,354	2,320	—	—	—	—	3,674
Purchase order commitments	25,951	—	—	—	—	—	25,951

Total (2)	$29,455	$6,075	$3,090	$1,281	$321	$—	$40,222

(1)	Operating lease expense reflects (a) the lease for our headquarters facility in Hayward, California that expires in 2015; (b) the leases for manufacturing facilities in South San Francisco that expire in 2012 thru 2013 (c) the leases for manufacturing facilities in China and Singapore that expire in 2012 thru 2016 and; (d) the leases for manufacturing facilities in Austin, Texas that expire in 2016. We have options to renew certain of the leases in South San Francisco, Hayward and Austin which we expect to exercise.

(2)	As a result of the implementation of FASB’s guidance regarding accounting for uncertainty in income taxes, we have recorded an additional tax liability of $154,000 to offset the recognition of previously recorded excess tax benefits. Because of the uncertainty surrounding the future payment of these liabilities, the amount has been excluded from the table above.
(3)	This balance was repaid in full on July 3, 2012 in connection with our entry into our new Credit Agreement, under which we borrowed $40.0 million under the New Term Loan and approximately $39.8 million under the New Revolving Credit Facility. The New Term Loan must be repaid in consecutive quarterly installments of $2.5 million, with the first payment due on September 30, 2012, and with the balance of the outstanding principal amount of the New Term Loan due at the final maturity, which is July 3, 2016. The New Revolving Credit Facility is available for the four-year period beginning on July 3, 2012.

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

Foreign Exchange Rates

Currently, a significant majority of our sales and arrangements with third-party suppliers provide for pricing and payment in U.S. dollars, and, therefore, are not subject to material exchange rate fluctuations. Therefore, we do not expect foreign currency exchange rate fluctuations to have a material effect on our results of operations. However, increases in the value of the U.S. dollar relative to other currencies would make our products more expensive relative to competing products priced in such other currencies,, which could negatively impact our ability to compete. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our foreign suppliers raising their prices in order to continue doing business with us. We do not currently hedge our foreign exchange exposure. A hypothetical change of 10% in foreign currency exchange rates would not have a material effect on our consolidated financial condition or results of operations.

Chinese authorities recently relaxed controls of its currency, the Renminbi, and allowed the currency to strengthen against other world currencies, including the U.S. dollar. We continue to monitor any potential impact of the appreciation of the Renminbi on our operations in China as well as globally. Changes in the value of the Renminbi did not have a material impact on our results of operations for any of the periods presented above disclosed in our condensed consolidated financial statements included in this Quarterly Report.

Interest Rates

Our interest rate risk for the first six months of 2012 related primarily to our outstanding debt which totaled $24.7 million as of December 30, 2011 and $3.7 million as of June 29, 2012, and carries interest rates pegged to the prime rate. An immediate increase in interest rates of 100 basis points would increase our interest expense by less than $0.1 million per quarter, assuming constant borrowing levels. This would be partially offset by increased interest income on our invested cash. Conversely, an immediate decline of 100 basis points in interest rates would decrease our interest expense by less than $0.1 million per quarter, assuming constant borrowing levels. This would be partially offset by decreased interest income on our invested cash. As of July 3, 2012, our interest rate risk relates primarily to our new Credit Agreement, for which outstanding balances are currently a function of a base rate.

We invest our cash and cash equivalents primarily in the operation of the Company. We do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our investments. Declines in interest rates may reduce future investment income. However, a hypothetical change of 100 basis points in the interest rate on our investments would not have a material effect on our consolidated financial condition or results of operations.

ITEM 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon our evaluation, we concluded that our disclosure controls and procedures were effective as of June 29, 2012.

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

A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. As a group, two customers accounted for 82% of our sales for the six months ended June 29, 2012, and three customers accounted for 68%, 72% and 79% of our sales for fiscal years 2011, 2010 and 2009, respectively. We expect that our sales will continue to be concentrated among a small number of customers after our merger with AIT on July 3, 2012. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by any one of these customers. Our and AIT’s customer contracts generally do not require customers to place any orders. Consolidation among our customers, or a decision by any one or more of our customers to outsource all or most manufacturing and assembly work to a single equipment manufacturer, may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on an even smaller number of customers. For example, two of our largest semiconductor customers announced in June 2012 that they had completed a transaction pursuant to which they consolidated their businesses. Also, In November 2011, Applied Materials, Inc. completed the acquisition of Varian Semiconductor Equipment Associates, Inc., one of our customers. In addition, we have in the past lost business from customers who have taken the manufacturing of our products in-house. For example, we terminated our manufacturing services to FEI Company at the beginning of our second quarter of fiscal 2012. If we are unable to replace revenue from customers who determine to take subsystem assembly in-house, or if additional customers determine to in-source subsystem assembly, such events could have a material adverse impact on our financial position and results of operation.

In addition, by virtue of our and AIT’s largest customers’ size and the significant portion of revenue that our combined company derives from them, they are able to exert significant influence and pricing pressure in the negotiation of our commercial agreements and the conduct of our business with them. We may also be asked to accommodate customer requests that extend beyond the express terms of our agreements in order to maintain our relationships with our customers. If we are unable to retain and expand our business with these customers on favorable terms, our business and operating results will be adversely affected.

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

We rely to a significant extent on OEM customers, whose business, in turn, depends largely on consumer spending and capital expenditures by businesses. Continuing difficulties in the financial markets and uncertainty regarding the global economy are posing challenges to our business. Economic uncertainty and related factors, including unemployment, the European debt crisis, inflation and fuel prices, exacerbate negative trends in business and consumer spending and may cause certain of our customers to push out, cancel, or refrain from placing orders for products or services, which may reduce sales. Difficulties in obtaining capital, uncertain market conditions, or reduced profitability may also cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, leading to customers’ reduced research and development funding and/or capital expenditures and, in turn, lower orders from our customers and/or additional slow moving or obsolete inventory or bad debt expense for us. These conditions may also similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for our products or require us to either procure products from high-cost suppliers, or if no additional suppliers exist, to reconfigure the design and manufacture of our products, and we may be unable to fulfill some customer orders. While past downturns in our business have been followed by periods of growth, this correlation may not occur in the future.

Our dependence on our suppliers may prevent us from delivering an acceptable product on a timely basis.

We rely on both single-source and sole-source suppliers, some of whom are relatively small, for many of the components we use in our products. In addition, our customers often specify components of particular suppliers that we must incorporate into our products. Our suppliers are under no obligation to provide us with components. As a result, the loss of or failure to perform by any of these providers could adversely affect our business and operating results. In addition, the manufacturing of certain components and subsystems is an extremely complex process. Therefore, if a supplier were unable to provide the volume of components we require on a timely basis and at acceptable prices and quality, we would have to identify and qualify replacements from alternative sources of supply. However, the process of qualifying new suppliers for complex components is also lengthy and could delay our production, which would adversely affect our business, operating results and financial condition. Disruption in supply resulting from natural disasters, such as the recent earthquakes, tsunami and related events in Japan, may result in certain of our suppliers being unable to deliver sufficient quantities of components or raw materials at all or in a timely manner. If we, or our vendors, are unable to procure sufficient quantities of components or raw materials from suppliers, it could influence decisions by our customers to delay or cancel orders and decisions by our vendors to fulfill our purchase orders and, consequently, have a material adverse effect on our results of operations.

We may also experience difficulty in obtaining sufficient supplies of components and raw materials in times of significant growth in our business. For example, we have in the past experienced shortages in supplies of various components, such as mass flow controllers, valves and regulators, and certain prefabricated parts, such as sheet metal enclosures, used in the manufacture of our products. [In addition, one of our competitors manufactures mass flow controllers that may be specified by one or more of our customers. If we are unable to obtain these particular mass flow controllers from our competitor or convince a customer to select alternative mass flow controllers, we may be unable to meet that customer’s requirements, which could result in a loss of market share.

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

We have significant existing indebtedness; the restrictive covenants under our debt agreements or other limitations on financing may limit our ability to expand or pursue our business strategy or make capital expenditures; if we are forced to prepay some or all of our indebtedness our financial position would be severely and adversely affected.

We have significant outstanding indebtedness. On July 3, 2012, we refinanced our existing credit facility and entered into a new credit agreement with Silicon Valley Bank and U.S. Bank National Association. The new credit agreement provides for a new term loan in an aggregate principal amount of $40.0 million and a new revolving credit facility in an aggregate principal amount of $40.0 million. On July 3, 2012, we borrowed $40.0 million under the new term loan and $39.8 million under the new revolving credit facility to finance our merger with AIT and repay Silicon Valley Bank as lender under the existing credit facility. As of June 29, 2012 and July 3, 2012, the long-term portions of our outstanding indebtedness under our old and new credit facilities were $0.9 million and $21.8 million, respectively, and the short-term portions were $2.7 million and $2.9 million, respectively. As of June 29, 2012 and July 3, 2012, we had $24.8 million and $zero million of undrawn capacity under our existing and new revolving credit facilities, respectively.

Our new credit agreement contains certain reporting and financial covenants that must be met on a quarterly basis in order for us to remain in compliance. The covenants also restrict our ability to take certain actions, including our ability to:

•	incur additional debt, including guarantees, or create liens;

•	pay dividends and make distributions in respect of our capital stock;

•	repurchase capital stock;

•	make investments or other restricted payments;

•	engage in transactions with stockholders and affiliates;

•	sell or otherwise dispose of assets;

•	make payments on subordinated indebtedness; and

•	engage in certain mergers and acquisitions, new lines of business or make other fundamental changes.

We cannot assure you that we will meet these financial covenants in subsequent periods. Under our new credit agreement, the bank has the right to declare all obligations immediately due and payable if we are in default. If we are unable to meet any covenants, we cannot assure you that the bank will grant waivers or amend the covenants, or that the bank will not terminate the agreement, preclude further borrowings or require us to immediately repay any outstanding borrowings. In addition, the new credit agreement has certain mandatory prepayment provisions, including annual prepayments of excess cash flow above certain thresholds. As long as our indebtedness remains outstanding, the restrictive covenants and mandatory prepayment provisions could impair our ability to expand or pursue our business strategies or obtain additional funding. Forced prepayment of some or all of our indebtedness would reduce our available cash balances and have an adverse impact on our operating and financial performance.

We may not be able to fund our future capital requirements or strategic acquisitions from our operations, and financing from other sources may not be available on favorable terms or at all.

We made capital expenditures of approximately of $0.2 million and $0.4 million for the three and six months ended June 29, 2012 and $4.0 million in fiscal 2011 related to our manufacturing facilities in the United States, China and Singapore. In addition, we paid approximately $74.4 million (excluding working capital adjustments) and issued 4.5 million shares of our common stock in connection with our merger with AIT. The cash portion of the merger consideration was financed through the new credit facility described above, of which an aggregate of $79.8 million was outstanding as of July 3, 2012. The amount of our future capital requirements or strategic acquisitions will depend on many factors, including:

•	the cost required to ensure access to adequate manufacturing capacity;

•	the timing and extent of spending to support product development efforts;

•	the timing of introductions of new products and enhancements to existing products;

•	the cost required to complete AIT’s enterprise resource planning implementation and to migrate AIT and its subsidiaries to our enterprise resource planning system;

•	changing manufacturing capabilities to meet new customer requirements;

•	market acceptance of our products; and

•	our ability to identify appropriate acquisition opportunities and successfully negotiate the terms of such acquisitions.

At June 29, 2012, we had $51.1 million in cash and cash equivalents. On July 3, 2012, after consummation of our merger with AIT, the refinancing of our existing credit facility and payment of transaction expenses, we had $45.3 million in cash and cash equivalents and $zero million available under our new revolving credit facility for future borrowings. In addition, as of June 29, 2012, $25.0 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations or to fund capital expenditures or other strategic acquisitions in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

Given our significant existing leverage, lack of additional availability under our current revolving line of credit and the potential tax effects of repatriating foreign cash, we may need to raise additional funds through public or private equity or debt financing if our current domestic cash and cash flow from operations are insufficient to fund our future activities. We may not be able to obtain additional debt financing when and if necessary in a timely manner. Access to capital markets has, in the past, been unavailable to companies such as ours and there can be no assurance that we would be able to complete an equity or other financing on terms satisfactory to us or at all. In addition, equity financings could be dilutive to holders of our common stock, and debt financings would likely involve additional covenants that restrict our business operations. Any potential strategic acquisition or significant capital expenditure may also require the consent of our existing lenders. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities, including potential acquisitions, grow our business or respond to competitive pressures or unanticipated requirements, any of which could adversely affect our business, operating results and financial condition.

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

Depending on market conditions, we intend to expand our operations in Asia, principally in China and Singapore. In addition, through our merger with AIT, we acquired a manufacturing facility in Cebu, Philippines. The book value of our assets in Asia was $67.0 million as of December 30, 2011.

We are exposed to political, economic, legal and other risks associated with operating in Asia, including:

•	foreign currency exchange fluctuations;

•	political, civil and economic instability;

•	tariffs and other barriers;

•	timing and availability of export licenses;

•	disruptions to our and our customers’ operations due to the outbreak of diseases, such as SARS and avian flu;

•	disruptions in operations due to China’s developing domestic infrastructure, including transportation and energy;

•	difficulties in developing relationships with local suppliers;

•	difficulties in attracting new international customers;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing distant international subsidiary and branch operations;

•	the burden of complying with foreign and international laws and treaties;

•	legal systems potentially subject to undue influence or corruption;

•	difficulty in transferring funds to other geographic locations; and

•	potentially adverse tax consequences.

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

The success of our merger with AIT will depend, among other things, on successfully maintaining or improving relationships with AIT’s pre-existing customers and motivating and retaining AIT’s employees, and any failure to integrate successfully the businesses of Ultra Clean and AIT will adversely affect the combined company’s future results.

Our merger with AIT was a significant acquisition to us and the largest acquisition in our history. The success of our merger with AIT will depend, in large part, on the ability of the combined company to realize the anticipated benefits of the transaction, including combined capabilities and resources, new customers and, to a lesser extent, annual net operating synergies. To realize these anticipated benefits, the combined company must successfully integrate the businesses of Ultra Clean and AIT. Our efforts to integrate two companies that have previously operated independently may result in significant challenges, and we may be unable to accomplish the integration smoothly or successfully. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company’s failure to achieve some or all of the anticipated benefits of the merger. In particular, like us, AIT’s revenue is concentrated in a small number of customers who do not have long-term purchase orders or contracts that contain minimum purchase commitments. AIT’s customers may react negatively to the merger and reduce or cease doing business with the combined company in favor of our competitors or taking our business in-house. The failure to maintain important customer relationships could have a material adverse effect on the business, financial condition or results of operations of the combined company. The integration also requires combining personnel with varied business backgrounds and combining businesses with different corporate cultures and objectives. AIT has its own unique business culture and business processes that may be disrupted in the process of integrating the businesses of the combined company. These disruptions could result in employee dissatisfaction and attrition, operational inefficiencies or increased operating costs and have a material adverse impact on the combined company’s results of operation and financial condition.

Other potential difficulties that may be encountered in the integration process include the following:

•

Complexities associated with managing the larger, more complex, combined business, including integrating supply and distribution channels, computer and accounting systems, and other aspects of operations;

•

Ensuring AIT and the combined company are in compliance with public company obligations within required periods, including the corporate governance and other requirements of the Sarbanes-Oxley Act of 2002, to which AIT was not previously subject as a privately held company;

•	Integrating capabilities from the two companies while maintaining focus on providing consistent, high quality products;

•	Incorporating different financial and reporting controls, processes, systems and technologies into our existing business environment.

•	Potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the merger for which we do not have recourse under the merger agreement; and

•	Performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the merger and integrating the companies’ operations.

We may incur substantial costs associated with these activities and we may suffer other material adverse effects from our integration efforts, including write-downs, impairment charges or unforeseen liabilities which could negatively affect our operating results or financial position or could otherwise harm our business. We cannot assure you that the combined company will be successful or will realize expected operating efficiencies, revenue and earnings accretion and other benefits currently anticipated to result from the merger. The dedication of management resources to such integration may also detract attention from the day-to-day business, and we may need to hire additional management personnel to manage our acquisitions successfully, resulting in increased operating costs.

We may not be able to integrate efficiently the operations of other businesses acquired in the future, which would adversely affect the combined company’s future results.

We have made, and may in the future make, acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. For example, we acquired Sieger Engineering, Inc. in June 2006 and AIT in July 2012. Management also evaluates other potential strategic transactions regularly with its advisors and our board of directors in the ordinary course of business. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, product or technology into our existing business and operations. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues.

Additionally, in connection with any acquisitions we are able to complete, we would likely face challenges in integrating the acquired business that are similar to those we may face in integrating AIT’s operations that are discussed in the preceding risk factor. These challenges may result in substantial costs, the failure to achieve expected synergies or other anticipated benefits and other effects which could adversely affect our results of operations in a material way. The dedication of management resources to such integration or divestitures may divert attention from our day-to-day business, and we may need to hire additional management personnel to manage our acquisitions successfully.

Moreover, our recent acquisition of AIT could compound the challenges of integrating complementary products, services and technologies in the future. As discussed above, our integration with AIT is in its early stages, and the integration could divert a significant amount of management resources, resulting in less employee time and resources available to focus on negotiating and integrating new acquisitions.

If we finance future acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our stock. Even if an acquisition or other investment is not completed, we may incur significant management time and effort and financial cost in evaluating such acquisition or investment, which has in the past had, and could in the future have, an adverse effect on our results of operations. Furthermore, due to the limited liquidity in the credit market and our existing leverage, the financing of any such acquisition may be difficult to obtain, and the terms of such financing may not be favorable.

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

The industries in which we participate are highly competitive and rapidly evolving, and if we are unable to compete effectively, our operating results will be harmed.

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

Our business is particularly dependent on expertise which only a very limited number of engineers possess. The loss of any of our key employees and officers, including our Chief Executive Officer, our President and Chief Operating Officer, our Chief Financial Officer, any of our Senior Vice Presidents or any of the senior managers of AIT, or the failure to attract and retain new qualified employees, could adversely affect our business, operating results and financial condition.

The challenges of employee retention may also increase during the integration process with AIT because of the necessity of combining personnel with varied business backgrounds and combining different corporate cultures and objectives. The process of integrating operations and making such adjustments could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses and the loss of key personnel. Employee uncertainty, lack of focus or turnover during the integration process may also disrupt our businesses.

Fluctuations in currency exchange rates may adversely affect our financial condition and results of operations.

Our international sales are denominated primarily, though not entirely, in U.S. dollars. Many of the costs and expenses associated with our Chinese subsidiaries and Singapore subsidiary are paid in Chinese Renminbi and Singapore dollars, respectively, and we expect our exposure to Chinese Renminbi and Singapore dollars to increase as we increase production in those facilities. In addition, purchases of some of our components are denominated in Japanese Yen and Euros. Changes in exchange rates among other currencies in which our revenue or costs are denominated and the U.S. dollar may affect our revenue, cost of sales and operating margins. While fluctuations in the value of our revenue, cost of sales and operating margins as measured in U.S. dollars have not materially affected our results of operations historically, we do not currently hedge our foreign exchange exposure, and exchange rate fluctuations could have an adverse effect on our financial condition and results of operations in the future.

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

The size of our public market capitalization is relatively small, and the average volume of our shares that are traded is relatively low. The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

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

A sale of a substantial number of shares of our common stock by the former owner of AIT may cause the price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market could harm the market price of our common stock. We issued 4.5 million shares of our common stock in connection with our acquisition of AIT, representing approximately 16% of our total common shares outstanding immediately following the completion of the merger. We entered into a lock-up and standstill agreement with AIT’s former owner, AIT Holding Company, LLC, and certain of its affiliates which prohibits any sales of the shares until January 3, 2013. After January 3, 2013, the holders are permitted to sell up to 25% of the shares in any given 90-day period over the subsequent twelve months, after which twelve month period there are no further contractual transfer restrictions on the shares, and the shares can be freely sold by their holders, subject to compliance with state and federal securities laws. As the lock-up restrictions expire, the shares issued in connection with the merger will thus become available for resale in the public market, and such sales could significantly decrease the market price of our common stock.

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

We do not intend to declare and pay dividends on our capital stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Additionally, the terms of the credit agreement we entered into in July 2012 restricts our ability to pay dividends. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 18, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) for the acquisition of American Integration Technologies, LLC (“AIT”) from its sole member, AIT Holding Company LLC (“AIT Holding”). Upon completion of the merger on July 3, 2012 and pursuant to the Merger Agreement, we issued 4,500,000 shares of our common stock to AIT Holding, of which 745,920 shares were placed in escrow as security for AIT Holding’s indemnification obligations during the escrow period provided in the Merger Agreement. The shares were issued as part of the consideration we gave to AIT Holding for our acquisition of AIT. The shares were issued in a private placement in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. No general solicitation was involved in connection with the offer and sale of such shares, and we relied upon the representations made by AIT Holding pursuant to the Merger Agreement in determining that such exemption was available.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a) Exhibits

The following exhibits are filed with this current Report on Form 10-Q for the quarter ended June 29, 2012:

Exhibit Number	Description

2.1(a)	Agreement and Plan of Merger, dated as of May 18, 2012, among American Integration Technologies, LLC, AIT Holding Company, LLC, Ultra Clean Holdings, Inc. and Element Merger Subsidiary, LLC.

4.1	Lock-Up and Standstill Agreement, dated July 3, 2012, among Ultra Clean Holdings, Inc., AIT Holding Company LLC, HLHZ AIT Holdings, L.L.C. and Houlihan Lokey, Inc.

4.2	Registration Rights Agreement, dated July 3, 2012, among Ultra Clean Holdings, Inc. and AIT Holding Company LLC.

10.1(b)	Credit Agreement, dated as of July 3, 2012, among Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., American Integration Technologies LLC, Ultra Clean Asia Pacific Pte. Ltd., the several lenders from time to time party thereto, Silicon Valley Bank and U.S. Bank National Association.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed May 18, 2012.
(b)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 3, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA CLEAN HOLDINGS, INC.
(Registrant)

Date: August 6, 2012

	By:	/S/ CLARENCE L. GRANGER
	Name:	Clarence L. Granger
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

Date: August 6, 2012

	By:	/S/ KEVIN C. EICHLER
	Name:	Kevin C. Eichler
	Title:	Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Exhibit Index

Exhibit Number	Description

2.1(a)	Agreement and Plan of Merger, dated as of May 18, 2012, among American Integration Technologies, LLC, AIT Holding Company, LLC, Ultra Clean Holdings, Inc. and Element Merger Subsidiary, LLC.

4.1	Lock-Up and Standstill Agreement, dated July 3, 2012, among Ultra Clean Holdings, Inc., AIT Holding Company LLC, HLHZ AIT Holdings, L.L.C. and Houlihan Lokey, Inc.

4.2	Registration Rights Agreement, dated July 3, 2012, among Ultra Clean Holdings, Inc. and AIT Holding Company LLC.

10.1(b)	Credit Agreement, dated as of July 3, 2012, among Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., American Integration Technologies LLC, Ultra Clean Asia Pacific Pte. Ltd., the several lenders from time to time party thereto, Silicon Valley Bank and U.S. Bank National Association.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed May 18, 2012.
(b)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 3, 2012.