Form 10-Q
period 2012-09-28
ULTRA CLEAN HOLDINGS INC
filed 2012-11-07
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2012

or

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

Number of shares outstanding of the issuer’s common stock as of October 26, 2012: 27,849,298

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	September 28, 2012	December 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$58,329	$52,155
Accounts receivable, net of allowance of $8 and $5, respectively	47,549	41,051
Inventory	63,304	55,473
Prepaid expenses and other	7,406	5,441

Total current assets	176,588	154,120

Equipment and leasehold improvements, net	9,891	10,009
Goodwill	56,899	—
Purchased intangibles, net	29,651	8,987
Other non-current assets	5,372	5,183

Total assets	$278,401	$178,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$48,523	$2,931
Accounts payable	34,084	29,451
Accrued compensation and related benefits	4,061	2,803
Deferred rent, current portion	995	895
Other current liabilities	2,422	662

Total current liabilities	90,085	36,742

Long-term debt, net of current portion	29,312	21,802
Deferred rent and other liabilities	1,753	2,470

Total liabilities	121,150	61,014

Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 27,848,965 and 22,910,649 shares issued and outstanding, in 2012 and 2011, respectively	142,065	108,838
Common shares held in treasury, at cost, 601,944 shares in 2012 and 2011	(3,337)	(3,337)
Accumulated other comprehensive loss	(143)	—
Retained earnings	18,666	11,784

Total stockholders’ equity	157,251	117,285

Total liabilities and stockholders’ equity	$278,401	$178,299

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three months ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Sales	$100,849	$105,306	$313,363	$365,766
Cost of goods sold	86,526	92,454	269,126	316,369

Gross profit	14,323	12,852	44,237	49,397

Operating expenses:
Research and development	1,309	1,252	4,003	4,294
Sales and marketing	1,805	1,679	5,215	5,754
General and administrative	10,573	5,611	22,832	17,359
Acquisition costs (Note 3)	2,063	—	2,431	—

Total operating expenses	15,750	8,542	34,481	27,407

Income (loss) from operations	(1,427)	4,310	9,756	21,990

Interest and other income (expense), net	(813)	(275)	(932)	(1,010)

Income (loss) before provision for income taxes	(2,240)	4,035	8,824	20,980
Income tax provision (benefit)	(539)	880	1,942	5,047

Net income (loss)	$(1,701)	$3,155	$6,882	$15,933

Net income (loss) per share:
Basic	$(0.06)	$0.14	$0.28	$0.70
Diluted	$(0.06)	$0.14	$0.27	$0.68
Shares used in computing net income (loss) per share:
Basic	27,656	22,804	24,851	22,666
Diluted	27,656	23,246	25,493	23,484

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands)

	Three months ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Net income (loss)	$(1,701)	$3,155	$6,882	$15,933

Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustments	(20)	—	(143)	—

Comprehensive income (loss)	$(1,721)	$3,155	$6,739	$15,933

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine months ended
	September 28, 2012	September 30, 2011
Cash flows from operating activities:
Net income	$6,882	$15,933
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,386	2,172
Excess tax benefit from stock-based compensation	(117)	(753)
Amortization of intangibles	1,837	—
Amortization of debt issuance costs	114	—
Stock-based compensation	4,066	3,252
Changes in assets and liabilities, net of AIT acquisition:
Accounts receivable, net of allowance	10,814	6,919
Inventory	14,643	21
Prepaid expenses and other	(1,965)	(963)
Other non-current assets	(189)	(19)
Accounts payable	(6,728)	(19,026)
Accrued compensation and related benefits	(851)	(458)
Other liabilities	(1,963)	1,085

Net cash provided by operating activities	28,929	8,163

Cash flows used in investing activities:
Purchases of equipment and leasehold improvements	(409)	(3,494)
AIT acquisition, net of cash acquired	(75,325)	—

Net cash used in investing activities	(75,734)	(3,494)

Cash flows provided by (used in) financing activities:
Proceeds from term loan and revolving credit facility	115,454	—
Principal payments on revolving credit facility, term debt and capital lease obligations	(60,530)	(3,101)
Payments of debt issuance costs	(1,940)	—
Excess tax benefit from stock-based compensation	117	753
Employees’ taxes paid upon vesting of restricted stock units	(341)	—
Proceeds from issuance of common stock	220	897

Net cash provided by (used in) financing activities	52,979	(1,451)

Net increase in cash	6,174	3,218
Cash and cash equivalents at beginning of period	52,155	34,654

Cash and cash equivalents at end of period	$58,329	$37,872

Supplemental items:
Cash paid/refunded during the period:

Income taxes paid	$4,472	$2,196
Income tax refunds	$(661)	$(613)
Interest	$800	$880
Non-cash activities:
Fair value of common shares issued for acquisition	$29,565	$—
Restricted stock issued	$4,744	$8,076

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

In July 2012, the Company completed its acquisition of American Integration Technologies LLC (AIT). Beginning in the third quarter of fiscal 2012, the acquired business (see Note 3) is included in the Company’s consolidated results of operations.

The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended December 30, 2011, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2012. The Company’s results of operations for the three and nine months ended September 28, 2012, are not necessarily indicative of the results to be expected for any future periods.

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

Certain Significant Risks and Uncertainties — The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, any of the following areas could have a negative effect on the Company in terms of its future financial position, results of operations or cash flows: the general state of the U.S. and world economies, the highly cyclical nature of the industries the Company serves; the loss of any of a small number of customers; ability to obtain additional financing; inability to meet certain debt covenants; failure to successfully integrate completed acquisitions; ineffectiveness in pursuing acquisition opportunities; regulatory changes; fundamental changes in the technology underlying semiconductor, flat panel, solar and medical device manufacturing processes or manufacturing equipment; the hiring, training and retention of key employees; successful and timely completion of product design efforts; and new product design introductions by competitors.

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

Significant sales to customers — The Company had significant sales to three customers, each of which accounted for 10% or more of sales for the three months ended September 28, 2012. The Company had significant sales to two customers, each of which accounted for 10% or more of sales for the three months ended September 30, 2011, and the nine months ended September 28, 2012 and September 30, 2011. Sales to each of these customers as a percentage of total sales were as follows:

	Three months ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Applied Materials, Inc. (1)	29.4%	37.8%	39.6%	38.3%
Lam Research Corporation (2)	27.5%	21.3%	34.4%	31.7%
ASM International (3)	19.5%	—	—	—

Total	76.4%	59.1%	74.0%	70.0%

(1)	In November 2011, Applied Materials Inc. completed the acquisition of Varian Semiconductor Equipment Associates, Inc., one of the Company’s customers. The sales percentages for Applied Materials, Inc. for the nine months ended September 28, 2012 include sales to Varian Semiconductor Equipment Associates, Inc. The sales percentages for Applied Materials, Inc. for the nine months ended September 30, 2011 have been updated to reflect the inclusion of sales to Varian Semiconductor Equipment Associates, Inc., for comparison purposes.
(2)	In June 2012, Lam Research Corporation completed the acquisition of Novellus Systems, Inc., one of the Company’s customers. The sales percentages for Lam Research Corporation for the nine months ended September 28, 2012 include sales to Novellus Systems, Inc. The sales percentages for Lam Research Corporation for the nine months ended September 30, 2011 have been updated to reflect the inclusion of sales to Novellus Systems, Inc., for comparison purposes.
(3)	Sales to ASM International are the result of the Company’s acquisition of AIT during the third quarter of 2012, and, therefore, there were no sales to ASM International during the same periods of the prior year.

Three customers’ accounts receivable balances- Applied Materials, Inc., Lam Research Corporation and ASM International- were individually greater than 10% of accounts receivable as of September 28, 2012 and, in the aggregate, represented approximately 74% of accounts receivable. Two customers’ accounts receivable balances- Applied Materials, Inc. and Lam Research Corporation- were individually greater than 10% of accounts receivable at December 30, 2011 and, in the aggregate, represented approximately 72% of accounts receivable.

Fair Value of Financial Instruments-The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and bank borrowings. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their fair value because of their short-term nature.

The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value in the following hierarchy:

Level I — Quoted prices in active markets for identical assets or liabilities,

Level 2 — Observable inputs other than the Level I prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of assets or liabilities,

Level 3 — Unobservable inputs in which there is little or no market data, and that are significant to the fair value of the assets or liabilities.

The Company’s only financial asset measured at fair value on a recurring basis is an overnight sweep account invested in money market funds with a carrying value and fair value of $22.2 million at September 28, 2012, based on Level 2 inputs. The Company’s only financial liability measured at fair value is our credit facility. Specifically, our long term debt was based on level 2 inputs and fair value was determined using quoted prices for similar liabilities in inactive markets and our outstanding borrowings under our revolving credit facility were based on level 2 inputs and fair value was determined using inputs other than quoted prices that are observable, specifically, discounted cash flows of expected payments at current borrowing rates. Our carrying value approximates fair value for our long term debt and revolving credit facility.

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

The determination of the Company’s tax provision is subject to judgments and estimates. The carrying value of the Company’s net deferred tax assets, which is made up primarily of tax deductions, assumes it will be able to generate sufficient future income to fully realize these deductions. In determining whether the realization of these deferred tax assets may be impaired, the Company makes judgments with respect to whether it is likely to generate sufficient future taxable income to realize these assets. The Company has a valuation allowance on the deferred tax assets of one of its China subsidiaries in the amount of $441,000 as of September 28, 2012 and December 30, 2011.

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

	Nine months ended
	September 28, 2012	September 30, 2011
Beginning balance	$350	$204
Provisions for warranty	(4)	627
Warranty claims	(112)	(473)

Ending balance	$234	$358

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

Stock Options

The following table summarizes information with respect to options granted, exercised and canceled in the nine months ended September 28, 2012 and outstanding at September 28, 2012:

Number of Shares
Options outstanding at December 30, 2011	1,654,691
Granted	—
Exercised	(108,247)
Canceled	(11,955)

Options outstanding at September 28, 2012	1,534,489

There were no options granted by the Company during either of the nine month periods ended September 28, 2012 or September 30, 2011.

The weighted-average exercise price, aggregate intrinsic value and weighted average remaining contractual life of outstanding options as of September 28, 2012 were $6.90 per share, $2.0 million and 4.26 years, respectively. As of September 28, 2012, 1,437,338 options with a weighted-average exercise price of $7.24 per share, aggregate intrinsic value of $1.7 million and a weighted average remaining contractual life of 4.1 years were exercisable. The total unamortized expense of the Company’s unvested options, net of forfeitures, as of September 28, 2012, was $0.1 million.

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

Restricted Stock Units — RSU’s are granted to employees with a per share or unit purchase price of zero dollars and either have time based or performance based vesting. RSU’s typically vest over three years, subject to the employee’s continued service with the Company. For purposes of determining compensation expense related to these RSU’s, the fair value is determined based on the closing market price of the Company’s common stock on the date of award. The expected cost of the grant is reflected over the service period, and is reduced for estimated forfeitures. The Company granted 548,900 RSU’s (including 110,375 performance stock units) during the quarter ended March 30, 2012, with a weighted average fair value of $8.21 per share and 443,500 RSU’s (including 66,250 performance stock units) during the quarter ended April 1, 2011, with a weighted average fair value of $10.30 per share. The Company granted 4,450 RSU’s during the quarter ended June 29, 2012, with a weighted average fair value of $6.41 per share and granted 249,550 RSU’s during the quarter ended July 1, 2011, with a weighted average fair value of $11.20 per share. The Company granted 6,000 RSU’s during the quarter ended September 28, 2012, with a weighted average fair value of $6.06 per share. There were no grants of RSU’s during the quarter ended September 30, 2011. During the nine months ended September 28, 2012, 44,687 vested shares were withheld to satisfy withholding tax obligations, resulting in the net issuance of 69,563 shares. As of September 28, 2012, $6.7 million of stock-based compensation cost, net of forfeitures, related to RSU’s remains to be amortized, of which substantially all is expected to be recognized over an estimated period of less than three years. As of September 28, 2012, a total of 1,316,641 RSU’s remain outstanding with an aggregate intrinsic value of $7.5 million and a weighted average remaining contractual term of 1.2 years.

Restricted Stock Awards — During each of the quarters ended June 29, 2012 and July 1, 2011, the Company issued 30,000 shares of restricted stock awards to its non-employee directors. The total unamortized expense of the Company’s unvested restricted stock awards as of September 28, 2012, was approximately $0.1 million.

The following table summarizes the Company’s restricted stock unit and restricted stock award activity for the nine months ended September 28, 2012:

Number of Shares
Unvested restricted stock units and restricted stock awards at December 30, 2011	1,168,867
Granted	589,350
Vested	(369,720)
Forfeited	(41,856)

Unvested restricted stock units and restricted stock awards at September 28, 2012	1,346,641

The following table shows the Company’s stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three months ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Cost of sales	$422	$375	$1,237	$1,025
Research and development	91	89	256	247
Sales and marketing	118	88	324	302
General and administrative	786	534	2,249	1,678

Total stock-based compensation expense	1,417	1,086	4,066	3,252
Income tax benefit	(341)	(237)	(926)	(771)

Total stock-based compensation expense, net of income tax benefit	$1,076	$849	$3,140	$2,481

(1)	As of September 28, 2012 and September 30, 2011, there were no stock-based compensation expenses capitalized in inventory.

Recently Issued Accounting Standards — In July 2012, the Financial Accounting Standards Board amended its existing guidance for goodwill and other intangible assets. This authoritative guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. To perform a qualitative assessment, a company must identify and evaluate changes in economic, industry and company-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. This authoritative guidance becomes effective for the Company in the first quarter of fiscal 2013, with early adoption permitted. The implementation of this authoritative guidance is not expected to have a material impact on the Company’s financial position or results of operations.

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

In May 2011, the FASB issued authoritative guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This authoritative guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. This authoritative guidance also expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. As a result of this new guidance, we disclosed the level of the fair value hierarchy within which the fair value measurements of assets and liabilities disclosed but not recorded at fair value were categorized (see Note 1). Other items in this new guidance had no impact to our condensed consolidated financial statements.

2. Balance Sheet Information (in thousands)

Inventory consisted of the following (in thousands):

	September 28, 2012*	December 30, 2011
Raw materials	$52,688	$42,976
Work in process	11,300	12,953
Finished goods	4,585	3,486

	68,573	59,415
Reserve for excess and obsolete	(5,270)	(3,942)

Total	$63,304	$55,473

*	The total inventory balance as of September 28, 2012 includes AIT inventory of $22.2 million.

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	September 28, 2012	December 30, 2011
Computer equipment and software	$8,506	$7,089
Furniture and fixtures	2,306	1,761
Machinery and equipment	10,193	9,282
Leasehold improvements	10,826	10,860

	31,831	28,992
Accumulated depreciation and amortization	(21,939)	(18,983)

Total	$9,891	$10,009

3. Acquisition

On July 3, 2012, the Company completed the acquisition of American Integration Technologies LLC (“AIT”), a supplier of critical subsystems to the semiconductor capital equipment, medical, energy, industrial and aerospace industries, for approximately $75.3 million in cash and 4.5 million shares of newly issued common stock. The Company’s primary reason for this acquisition was to immediately add to its existing customer base in both the semiconductor and medical spaces and to provide additional manufacturing capabilities. The Company financed the cash portion of the merger, and repaid existing indebtedness, by borrowing a total of $79.8 million under a new senior secured credit facility, of which $40.0 million represents borrowings under a term loan and $39.8 million represents borrowings under a revolving credit facility. See further discussion of the new borrowing arrangements in Note 5. Borrowing Arrangements in Notes to Condensed Consolidated Financial Statements.

The Company preliminarily allocated the purchase price of AIT to tangible assets, liabilities and identifiable intangible assets acquired, based on their estimated fair values. The excess of purchase price over the aggregate fair values was recorded as goodwill. Although goodwill is not amortized for book purposes, it is amortized for tax purposes over fifteen years. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by an independent third party analysis. These estimates were determined through established and generally accepted valuation techniques. The estimated fair value of the tangible and intangible assets acquired was allocated at AIT’s acquisition date. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible assets and liabilities acquired, income and non-income based taxes and residual goodwill. During the measurement period, which can be no more than one year from the date of acquisition, we expect to continue to obtain information to assist us in determining the final fair value of the net assets acquired at the acquisition date during the measurement period. The preliminary purchase price for the acquisition is allocated as follows:

Fair Market Values ($000’s)
Cash and cash equivalents	$380
Accounts receivable, net	16,959
Inventories	22,474
Other current assets	294
Property and equipment, net	1,880
Goodwill	56,899
Purchased intangible assets	22,500

Total assets acquired	121,386
Accounts payable and accrued expenses	(13,657)
Other liabilities	(2,839)

Total liabilities assumed	(16,496)

Purchase price allocated	$104,890

	Useful Life	Purchased Intangible Assets
	(In years)	(In 000’s)
Customer relationships	6	$19,000
Trade name	6	1,900
Intellectual property/know-how	7	1,600

Total purchased intangible assets		$22,500

Goodwill is not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The results of operations of AIT are included in the Company’s consolidated results of operations beginning in the third quarter of fiscal 2012. For the three months ended September 28, 2012, net sales of approximately $36.5 million and operating income of approximately $4.6 million attributable to AIT were included in the consolidated results of operations. For the three months ended September 28, 2012, results of operations included charges of $1.8 million and $2.1 million, respectively, attributable to amortization of purchased intangible assets and deal costs associated with the acquisition. In the Company’s Form 8-K/A filed on September 17, 2012, the Company preliminarily calculated amortization of purchased intangible assets on a straight-line basis. However, upon further analysis, the Company determined that an accelerated method of amortization is more appropriate. Deal costs are included in general and administrative expenses in the Company’s consolidated results of operations.

The following unaudited pro forma consolidated results of operations assume the acquisition was completed as of the beginning of the fiscal reporting periods presented. The unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2011 and the nine months ended September 28, 2012 combine the results of Ultra Clean and AIT for the three and nine months ended September 30, 2011.

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In thousands, except per share amounts)

Net sales	$100,849	$144,607	$380,208	$504,194
Net income (loss)	$(177)	$4,167	$9,312	$21,612
Basic earnings (loss) per share	$(0.01)	$0.15	$0.33	$0.80
Diluted earnings (loss) per share	$(0.01)	$0.15	$0.33	$0.77

The unaudited pro forma results above include adjustments related to the purchase price allocation and financing of the acquisition, primarily to increase amortization for the identifiable intangible assets, to increase interest expense for the additional debt incurred to complete the acquisition, to reflect the related income tax effect and to adjust weighted shares issued as part of the acquisition. The pro forma results for the three and nine months ended September 30, 2011 include acquisition related costs of $2.0 million which are not expected to occur in future quarters. The unaudited pro forma condensed combined financial information has been prepared by management for illustrative purposes only and are not necessarily indicative of the condensed consolidated financial position or results of income in future periods or the results that actually would have been realized had Ultra Clean and AIT been a combined company during the specified periods. The unaudited pro forma condensed combined financial information does not reflect any operating efficiencies and/or cost savings that we may achieve with respect to the combined companies, or any liabilities that may result from integration activities

4. Goodwill and Purchased Intangible Assets

The Company’s methodology for allocating the purchase price relating to purchase acquisitions is determined through established and generally accepted valuation techniques. Goodwill is measured as the excess of the cost of the acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The process of evaluating the potential impairment of goodwill and intangible assets requires significant judgment. The Company regularly monitors current business conditions and other factors including, but not limited to, adverse industry or economic trends and lower projections of profitability that may impact future operating results.

The Company has adopted authoritative guidance which allows entities to use a qualitative approach to test goodwill for impairment. This authoritative guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value an asset group is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. Under the two-step goodwill impairment test, the Company would in the first step compare its estimated fair value of the asset group to its carrying value. If the fair value of the asset group exceeds the carrying value of the net assets assigned to that asset group, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the asset group exceeds its fair value, then the Company would perform the second step of the impairment test in order to determine the implied fair value of the asset group’s goodwill. The Company would then allocate the fair value of the asset group to all of the assets and liabilities of that asset group, as if the Company had acquired it in a business combination, with the fair value of the asset group being the “purchase price.” The excess of the “purchase price” over the carrying amounts assigned to assets and liabilities represents the implied fair value of goodwill. If the Company were to determine that the carrying value of an asset group’s goodwill exceeded its implied fair value, the Company would record an impairment charge equal to the difference.

Details of goodwill and other intangible assets were as follows (in $000’s):

	September 28, 2012			September 30, 2011
	Goodwill	Purchased Intangible Assets	Total	Goodwill	Purchased Intangible Assets	Total
Carrying amount	$56,899	$29,651	$86,550	$—	$8,987	$8,987

Purchased Intangible Assets

The Company amortizes purchased intangible assets with determinable lives using an accelerated method over the estimated economic lives of the assets, ranging from six to seven years.

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset group may not be recoverable. The Company assesses the fair value of the assets based on the amount of the undiscounted future cash flows that the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset are less than the carrying value of the asset. If the Company identifies an impairment, the Company reduces the carrying value of the group of assets to comparable market values, when available and appropriate, or to its estimated fair value based on a discounted cash flow approach.

Intangible assets are generally recorded in connection with a business acquisition. The value assigned to intangible assets is usually based on estimates and judgments regarding expectations for the success and life cycle of products and technology acquired, trade-name recognition and developed customer relationships. The Company evaluates the useful lives of its intangible assets each reporting period to determine whether events and circumstances require revising the remaining period of amortization. In addition, the Company reviews intangible assets for impairment when events or changes in circumstances indicate their carrying value may not be recoverable. Management considers such indicators as significant differences in actual product acceptance from the estimates, changes in the competitive and economic environment, technological advances, and changes in cost structure.

Details of purchased intangible assets were as follows as of September 28, 2012:

		Purchased
	Useful	Intangible
	Life	Assets
	(in years)	(in $ 000’s)

Customer relationships	6	$19,000
Trade name	6	1,900
Intellectual Property/Know-How	7	1,600

Total purchased intangible assets		22,500
Accumulated amortization		1,836

Carrying amount		$20,664

Amortization expense was approximately $1.8 million for the three months ended September 28, 2012. The Company had no amortization in 2011 and for the first six months of fiscal 2012.

As of September 28, 2012, future estimated amortization expense is expected to be as follows:

Amortization
Expense
(in $000’s)
Q4 2012	$1,893
2013	6,286
2014	5,021
2015	2,882
2016	2,341
2017	1,409
2018	658
2019	114

Total	$20,604

5. Borrowing Arrangements

Prior to July 3, 2012, the Company had borrowing arrangements with Silicon Valley Bank under a Loan and Security Agreement (the “Loan Agreement”) which included a $25.0 million revolving credit facility (“revolver”), maturing on December 31, 2013, and an $8.0 million term loan (“term loan”), maturing on October 21, 2013. The aggregate amount of the revolver was secured by substantially all of the Company’s assets.

The interest rate on the revolver during the six months ended June 29, 2012 was 3.5%. Pursuant to the Loan Agreement, the term loan bore interest per annum at a variable rate equal to the greater of prime rate, as defined per the loan agreement, plus a margin of 75 basis points. During the six months ended and as of June 29, 2012, the interest rate on the outstanding term loan was 4.0%. The entire outstanding balance of the revolver as of the end of second quarter of 2012 was repaid through the proceeds of the new loan facility on July 3, 2012.

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

At the Company’s option, borrowings under the New Term Loan and New Revolving Credit Facility (subject to certain limitations) bear interest at either a base rate or at the London Interbank Offered Rate (“LIBOR”) (with the LIBOR being adjusted for certain Eurocurrency reserve requirements, if any, as described in the Credit Agreement), plus, in each case, an applicable margin based on our consolidated leverage ratio. All loans described above made on July 3, 2012 were initially base rate loans, carrying interest of 3.75%. The Company expects, however, that the effective interest rate will be higher due to the incurrence of certain loan-related costs of approximately $1.9 million that will be treated as deferred interest and amortized over the life of the loan.

The Credit Agreement requires us to maintain a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.75 to 1.00 initially and 2.00 to 1.00 from and after March 2013. The Credit Agreement requires the Company to maintain a consolidated leverage ratio (as defined in the Credit Agreement) no greater than 2.25 to 1.00 as of the end of the third quarter of fiscal 2012, stepping down to 2.00 to 1.00 as of the end of the fourth quarter of fiscal 2012 and the first quarter of fiscal 2013, 1.50 to 1.00 as of the end of the second and third quarters of fiscal 2013 and 1.25 to 1.00 as of the end of each fiscal quarter thereafter. The Credit Agreement also requires the Company to maintain minimum domestic cash, as defined, of $20.0 million as of the last day of any fiscal quarter and $15.0 million as of the last day of any other month from September 1, 2012 through June 30, 2013 and $25.0 million as of the last day of any fiscal quarter and $20.0 million as of the last day of any other month after June 30, 2013. The Credit Agreement also includes other customary affirmative and negative covenants. For the month of August 2012, the Company was not in compliance with one of its covenants for which the Company received a waiver from the Lenders. The Company was in compliance with this particular covenant as of September 28, 2012. Also, as of September 28, 2012, the Company was not in compliance with one of its post-closing documentation-related requirements relating to the AIT acquisition, for which it received a waiver.

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

As of September 28, 2012, the Company’s term loan and revolver balances were $39,083,000 and $38,752,000, respectively, which are net of debt issuance costs of $917,000 and $909,000, respectively. The Company has analyzed the Credit Agreement and determined that the outstanding balance of revolver debt should be classified as short-term. Total debt, net of issuance costs, as of September 28, 2012, was $77,835,000.

6. Income Tax

The Company’s income tax provision (benefit) and related effective tax rate for the three and nine month periods ended September 28, 2012 was $(539,000) and 24% and $1,942,000 and 22.0%, respectively, compared to $880,000 and 21.8% and $5,047,000 and 24.1%, respectively for the same periods a year ago. The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results for the nine month period ended September 28, 2012 of compared to the same period in 2011.

The following table summarizes the activity related to the Company’s uncertain tax positions (in thousands):

	Nine months ended
	September 28, 2012	September 30, 2011
Balance as of the beginning of period	$132	$39
Finalization of tax audits	(21)	—
Expiration of the statute of limitations for the assessment of taxes	—	(39)

Balance as of the end of period	$111	$—

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

As of September 28, 2012, the Company maintained a full valuation allowance on one of its China subsidiaries in the amount of $441,000 as the Company believes it is more likely than not that the deferred tax asset will not be realized. In order to reverse a valuation allowance, U.S. GAAP guidance requires the Company to review its cumulative twelve-quarter income/loss as well as its ability to generate sufficient future taxable income to realize the Company’s net deferred tax assets. During the quarter ended September 28, 2012, the Company conducted a review of this subsidiary, as well as its other worldwide subsidiaries, and determined that the valuation allowance on its consolidated deferred tax assets is adequate.

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

The Company is currently experiencing a tax holiday related to its Singapore subsidiary that will expire for tax years beginning January 2015. The Company’s Singapore subsidiary recorded a net profit for the three and nine month period ended September 28, 2012.

Undistributed earnings of the Company’s foreign subsidiaries at September 28, 2012, are considered to be indefinitely reinvested and no provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

Sales, use and value-added taxes receivable and payable are recorded on a net basis by jurisdiction. Subsequent to the issuance of the September 30, 2011 consolidated financial statements, management determined that certain of these receivables and payables had previously been recorded on a gross basis. Accordingly, the amounts previously reported as of September 30, 2011 and December 31, 2010, have been corrected to be reported on a net basis. Accrued liabilities were reduced by $6.0 million and $2.7 million, respectively as of September 30, 2011 and December 31, 2010 from $7.4 million and $3.2 million as previously reported to $1.4 million and $0.5 million, respectively. Prepaid and other current assets were reduced by $6.0 million and $2.7 million as of September 30, 2011 and December 31, 2010 from $10.2 million and $5.9 million as previously reported to $4.2 million and $3.2 million, respectively. Additionally, the consolidated statement of cash flows for the nine months ended September 30, 2011 has been corrected, within cash flows from operating activities, to report a change in prepaid expenses and other current assets of $1.0 million rather than a change of $4.3 million as previously reported, and a change in accrued liabilities of $1.1 million rather than a change of $4.4 million as previously reported. These corrections had no effect on the Company’s previously reported stockholders’ equity, results of operations, or net cash provided by operations.

7. Net Income (Loss) Per Share

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

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Numerator:
Net income (loss)	$(1,701)	$3,155	$6,882	$15,933
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	27,656	22,804	24,851	22,666
Shares used in computing basic net income (loss) per share	27,656	22,804	24,851	22,666
Shares used in computation — diluted:
Shares used in computing basic net income (loss) per share	27,656	22,804	24,851	22,666
Dilutive effect of common shares outstanding subject to repurchase	—	59	265	269
Dilutive effect of options outstanding	—	383	377	549

Shares used in computing diluted net income per share	27,656	23,246	25,493	23,484
Net income (loss) per share — basic	$(0.06)	$0.14	$0.28	$0.70
Net income (loss) per share — diluted	$(0.06)	$0.14	$0.27	$0.68

The Company had securities outstanding which could potentially dilute basic earnings per share in the third quarter ended September 28, 2012, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income per share, as their effect would have been anti-dilutive. Such outstanding securities consisted of 1,013,361 and 1,045,909 stock options for the three months ended September 28, 2012 and September 30, 2011, respectively, and 612,069 and 382,255 stock options for the nine months ended September 28, 2012 and September 30, 2011, respectively.

8. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $25.5 million at September 28, 2012.

The Company leases properties domestically in Hayward, California, Austin, Texas, Chandler, Arizona, and South San Francisco, California and internationally in China, Singapore and the Philippines. The Company’s total remaining future minimum lease payments as of September 28, 2012, over the remaining terms of these leases will be approximately $13.7 million.

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

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth revenue by geographic area (in thousands):

	Three months ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
United States	$84,437	$81,144	$239,716	$294,586
Asia	16,412	24,057	73,554	70,830
Europe	—	105	93	350

	$100,849	$105,306	$313,363	$365,766

At September 28, 2012 and September 30, 2011, approximately $4.2 million and $5.3 million, respectively, of the Company’s long-lived assets were located in Asia, and the remaining balances were located in the United States.

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

On July 3, 2012, we completed the acquisition of American Integration Technologies LLC (“AIT”), a supplier of critical subsystems to the semiconductor capital equipment, medical, energy, industrial and aerospace industries, for approximately $75.3 million in cash and 4.5 million shares of our newly issued common stock. We financed the cash portion of the merger, and repaid our existing indebtedness, by borrowing a total of $79.8 million under a new senior secured credit facility, of which $40.0 million represents borrowings under a term loan and $39.8 million represents borrowings under a revolving credit facility.

Financial Highlights

Sales for the three months ended September 28, 2012, were $100.8 million, a decrease of $4.5 million, or 4.2%, from the comparable quarter of 2011. Gross profit for the three months ended September 28, 2012, decreased $1.5 million, to $14.3 million, or 14.2% of sales, from $12.9 million, or 12.2% of sales, for the three months ended September 30, 2011. Sales for the nine months ended September 28, 2012, were $313.4 million, a decrease of $52.4 million, or 14.3%, from the comparable period of 2011. Gross profit for the nine months ended September 28, 2012, decreased $5.2 million, to $44.2 million, or 14.1% of sales, from $49.4 million, or 13.5% of sales, for the nine months ended September 30, 2011. Total operating expenses for the three months ended September 28, 2012, were $15.8 million, or 15.6% of sales, compared to $8.5 million, or 8.1% of sales, for the three months ended September 30, 2011. Total operating expenses for the nine months ended September 28, 2012, were $34.5 million, or 11.0% of sales, compared to $27.4 million, or 7.5% of sales, for the nine months ended September 30, 2011. We incurred a loss of $1.7 million for the three months ended September 28, 2012 compared to net income of $3.2 million for the three months ended September 30, 2011. We earned net income of $6.9 million for the nine months ended September 28, 2012 compared to net income of $15.9 million for the nine months ended September 30, 2011.

We had significant sales to three customers, each of which accounted for 10% or more of sales for the three months ended September 28, 2012 and we had significant sales to two customers, each of which accounted for 10% or more of sales for the nine months ended September 28, 2012. For a further discussion, see Note 1. Organization Basis of Presentation and Significant Accounting Policies- Significant Sales to Customers in Notes to Condensed Consolidated Financial Statements above.

Effective as of the end of the first quarter of 2012, we agreed to terminate our arrangement with FEI Corporation, whereby FEI would take back the manufacturing process they had been outsourcing to us since 2008. As part of the arrangement, we agreed to assist FEI during the transition period through our third quarter of fiscal 2012 and, as a result, recorded a revenue stream totaling $2.1 million related to these efforts during that timeframe, offset by associated costs. During the second quarter of fiscal 2012, we received payments totaling $2.1 million, of which we recorded half of this amount in revenue in the second quarter and deferred the remainder which was recognized in the third quarter of fiscal 2012. During the second quarter we also received cash for all remaining outstanding accounts receivable and remaining inventory we had with FEI.

In addition, we announced in the third quarter of fiscal 2012 that one of our larger semiconductor equipment customers has decided to in-source a portion of their gas panel business. While this decision is not expected to impact our revenue in the fiscal 2012, it could have a negative quarterly impact of 7% to 9% on total revenue by the end of fiscal 2013.

Results of Operations

For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in our quarterly report.

	Three months ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.8%	87.8%	85.9%	86.5%

Gross profit	14.2%	12.2%	14.1%	13.5%
Operating expenses:
Research and development	1.3%	1.2%	1.3%	1.2%
Sales and marketing	1.8%	1.6%	1.7%	1.6%
General and administrative	10.5%	5.3%	7.3%	4.7%
Acquisition costs	2.0%	—	0.8%	—

Total operating expenses	15.6%	8.1%	11.0%	7.5%

Income (loss) from operations	(1.4)%	4.1%	3.1%	6.0%
Interest and other income (expense), net	(0.8)%	(0.3)%	(0.3)%	(0.3)%

Income (loss) before provision for income taxes	(2.2)%	3.8%	2.8%	5.7%
Income tax provision (benefit)	(0.5)%	0.8%	0.6%	1.4%

Net income (loss)	(1.7)%	3.0%	2.2%	4.4%

Sales

Sales for the three months ended September 28, 2012 decreased $4.5 million, or 4.2%, to $100.8 million from $105.3 million in the comparable period of 2011. Sales for the nine months ended September 28, 2012 decreased $52.4 million, or 14.3%, to $313.4 million from $365.8 million in the comparable period of 2011. Sales for both the three and nine months ended September 28, 2012, reflects primarily a decrease in semiconductor revenues resulting from the continued semiconductor industry downturn which began during the third quarter of fiscal 2011 as well as the continued softness in the energy industry. In addition, sales to FEI decreased in the third quarter of fiscal 2012 to approximately $1.2 million from $4.7 million in the second quarter of fiscal 2012, due to the termination of our relationship with FEI, as discussed above. We expect overall, sales to decrease slightly the fourth quarter of 2012 primarily due to the continued slow-down in the semiconductor industry.

Gross Profit

Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold. Gross profit for the three months ended September 28, 2012, increased $1.5 million to $14.3 million, or 14.2% of sales, from $12.9 million, or 12.2% of sales, for the same period in 2011. Our gross margin for the three months ended September 28, 2012, increased from the comparable period in 2011 due primarily to the inclusion of AIT’s higher margin products offset by lower factory utilization of certain of our non-AIT operating units due to lower revenues during the third quarter of 2012. Gross profit for the nine months ended September 28, 2012, decreased $5.2 million to $44.2 million, or 14.1% of sales, from $49.4 million, or 13.5% of sales, for the same period in 2011. Our gross margin for the nine months ended September 28, 2012, decreased from the comparable period in 2011 due primarily to lower material and direct labor costs as a percentage of gross revenues. We expect our gross profit to be slightly lower in the fourth quarter of 2012 due to expected lower revenues.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the three months ended September 28, 2012 increased $0.1 million, or 4.6%, to $1.3 million, or 1.3% of sales, compared to $1.2 million, or 1.2% of sales in the comparable period in 2011 due to the timing of reassignment of existing resources to research and development activities . Research and development expense for the nine months ended September 28, 2012 decreased $0.3 million, or 6.8%, to $4.0 million, or 1.3% of sales, compared to $4.3 million, or 1.2% of sales in the comparable period in 2011. The decrease in expense for the nine month period from the comparable prior period is primarily due to reduced payroll and associated costs as a result of reduced headcount offset by the timing of reassignment of existing resources to research and development activities.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the three months ended September 28, 2012, increased $0.1 million to $1.8 million, or 1.8% of sales, compared to $1.7 million, or 1.6% of sales, in the comparable period of 2011. The increase in expense was primarily due to the inclusion of sales costs for AIT offset by decreased payroll and related benefit costs due to reduced fully employed and temporary headcount and a reduction in commission expense resulting from reduced revenues. Sales and marketing expense for the nine months ended September 28, 2012, decreased $0.5 million to $5.2 million, or 1.7% of sales, compared to $5.8 million, or 1.6% of sales, in the comparable period of 2011. The decrease in expense is primarily due to decreased payroll and related benefit costs due to reduced fully employed and temporary headcount and a reduction in commission expense resulting from reduced sales, offset slightly due to inclusion of sales expenses for AIT.

General and Administrative Expense

Our general and administrative expense has historically consisted of primarily of salaries and overhead associated with our administrative staff and professional fees. General and administrative expense increased approximately $5.0 million, or 88.4% for the three months ended September 28, 2012, to $10.6 million, or 10.5% of sales, compared with $5.6 million, or 5.3% of sales, in the comparable period of 2011. The increase when comparing the three months ended September 28, 2012, with the comparable period in 2011 is primarily due to (a) amortization of finite-lived intangibles associated with the AIT acquisition of approximately $1.8 million, (b) the inclusion of AIT’s general and administrative expenses of $2.3 million and (c), an increase in stock compensation costs and an increase in headcount and related payroll costs in our Singapore office as we continue to expand our operations there. General and administrative expense increased approximately $5.5 million, or 31.5% for the nine months ended September 28, 2012, to $22.8 million, or 7.3% of sales, compared with $17.4 million, or 4.7% of sales, in the comparable period of 2011. The increase when comparing the nine months ended September 28, 2012, with the comparable period in 2011 is primarily due to the AIT expenses described above as well as increases from absorbing AIT’s personnel, and an increase in stock compensation costs and an increase in headcount and related payroll costs in the Company’s Singapore office as we continue to expand our operations there.

Acquisition costs

Acquisition costs were approximately $2.1 million, or 2.0% of sales, for the three months ended September 28, 2012, and approximately $2.4 million, or 0.8% of sales, for the nine months ended September 28, 2012. These acquisition costs are associated with our purchase of AIT and consist of professional fees and services in connection with the acquisition.

Interest and Other Income (Expense), net

Interest and other income (expense), net, for the three months ended September 28, 2012, was $(0.8) million compared to $(0.3) million in the comparable period of 2011 primarily due to the increase in debt in the third quarter of 2012 resulting from the acquisition of AIT. Interest and other income (expense), net, for the nine months ended September 28, 2012, was $(0.9) million compared to $(1.0) million in the comparable period of 2011, a decrease of $0.1 million, due to reductions in the average balance of our line of credit during the first two quarters of fiscal 2012, offset by an increase in the balance of our debt at the beginning of the third quarter of fiscal 2012 due to the acquisition of AIT.

Income Tax Provision

Our effective tax rate for the three months ended September 28, 2012, and September 30, 2011, was 24.0% and 21.8%, respectively. Our effective tax rate for the nine months ended September 28, 2012, and September 30, 2011, was 22.0% and 24.1%, respectively. The change in respective rates reflects, primarily, a change in the geographic distribution of our world-wide earnings in foreign jurisdictions with lower tax rates or tax holidays.

Liquidity and Capital Resources

We have required capital principally to fund our acquisitions and working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of September 28, 2012, we had cash of $58.3 million compared to $52.2 million as of December 30, 2011. Our cash and cash equivalents, as well as cash generated from operations, was our principal source of liquidity as of September 28, 2012.

For the nine months ended September 28, 2012, we generated cash from operating activities of $29.1 million compared to $8.2 million for the comparable period of 2011. Operating cash flows generated in the nine months ended September 28, 2012, were from $6.9 million of net income; net non-cash activity, including depreciation and amortization of intangibles and debt issuance costs of $4.3 million and stock-based compensation of $4.1 million; and decreases in accounts receivable and inventory of $10.8 million and $14.6 million, respectively. These were offset by a decrease in accounts payable of $6.7 million, a decrease in accrued compensation and related benefits of $0.9 million, and a decrease in other liabilities of $2.0 million. Our cash flows from operations in any given period are largely driven by the timing of sales, the collection of accounts receivable and the payment of accounts payable.

Net cash used in investing activities for the nine months ended September 28, 2012, was $75.7 million, consisting of $0.4 million for capital expenditures and $75.3 million for the acquisition of AIT. Investments in capital equipment in 2012 reflect our continued investment in our Asian subsidiaries as well as our domestic operating units. These investments are driven by the timing of our capital expenditures budget.

Net cash provided by (used in) financing activities for the nine months ended September 28, 2012, was $52.8 million compared to $(1.5) million for the comparable period of 2011. For the nine months ended September 28, 2012, our cash provided by financing activities was due primarily to proceeds from our new credit facility, offset by payments on our prior term debt and revolving line of credit and the payment of $1.9 million in debt issuance costs relating to our new credit facility. See “Borrowing Arrangements” below for information about our new borrowing arrangements we entered into in connection with our acquisition of AIT on July 3, 2012.

We anticipate that our existing cash balance and operating cash flow will be sufficient to service our indebtedness and meet our working capital requirements and technology development projects for at least the next twelve months. The adequacy of these resources to meet our liquidity needs beyond that period will depend on our growth, the state of the worldwide economy, our ability to meet our financial covenants with our credit facility, the cyclical expansion or contraction of the semiconductor capital equipment industry and the other industries we serve and capital expenditures required to meet possible increased demand for our products.

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

In addition, the undistributed earnings of our foreign subsidiaries at September 28, 2012, are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Accordingly, no provisions for U.S. income taxes have been provided thereon. We anticipate that we have adequate liquidity and capital resources and would not need to repatriate earnings. As of September 28, 2012, we have approximately $33.0 million cash in our foreign subsidiaries.

Borrowing Arrangements

Prior to July 3, 2012, we had borrowing arrangements with Silicon Valley Bank under a Loan and Security Agreement (the “Loan Agreement”) which included a $25.0 million revolving credit facility (“revolver”), maturing on December 31, 2013, and an $8.0 million term loan (“term loan”), maturing on October 21, 2013. The aggregate amount of the revolver was secured by substantially all of our assets.

The interest rate on the revolver during the six months ended June 29, 2012 was 3.5%. Pursuant to the Loan Agreement, the term loan bore interest per annum at a variable rate equal to the greater of prime rate, as defined per the loan agreement, plus a margin of 75 basis points. During the six months ended and as of June 29, 2012, the interest rate on the outstanding term loan was 4.0%. We paid off the entire outstanding balance of the revolver during the second quarter of 2012 and the entire outstanding balance of the term loan on July 3, 2012 in connection with the New Revolving Credit facility discussed below.

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

As of September 28, 2012, the Company’s term loan and revolver balances were $39,083,000 and $38,752,000, respectively, which are net of debt issuance costs of $917,000 and $909,000, respectively. The Company has analyzed the Credit Agreement and determined that the outstanding balance of revolver debt should be classified as short-term. Total debt, net of issuance costs, as of September 28, 2012, was $77,835,000.

Capital Expenditures

Capital expenditures were $0.4 million in the nine months ended September 28, 2012. Capital expenditures only include AIT’s capital expenditures from its acquisition date of July 3, 2012. The Company’s anticipated capital expenditures for the remainder of 2012 are approximately $0.2 million, which we expect to finance through cash from operations.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relations with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Other than operating leases for certain equipment and real estate and purchase order commitments primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the arrangements described under “Borrowing Arrangements” above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of September 28, 2012 (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Capital leases	$3	$10	$7	$—	$—	$—	$20
Operating leases (1)	1,436	4,670	3,914	2,104	1,069	505	13,698
Borrowing Arrangement (3)	42,162	10,000	10,000	10,000	7,500	—	79,662
Purchase order commitments	25,539	—	—	—	—	—	25,539

Total (2)	$69,140	$14,680	$13,921	$12,104	$8,569	$505	$118,919

(1)	Operating lease expense reflects (a) the lease for our headquarters facility in Hayward, California that expires in 2015; (b) the leases for manufacturing facilities in South San Francisco that expire in 2012 thru 2013 (c) the leases for manufacturing facilities in China, Singapore and the Philippines that expire in 2012 thru 2016; (d) the leases for manufacturing facilities in Austin, Texas that expire in 2016 and; (d) the leases for manufacturing facilities in Chandler, Arizona that expire in 2017. We have options to renew certain of the leases in South San Francisco, Hayward and Austin which we expect to exercise.
(2)	As a result of the implementation of FASB’s guidance regarding accounting for uncertainty in income taxes, we have recorded an additional tax liability of $0.1 million to offset the recognition of previously recorded excess tax benefits. Because of the uncertainty surrounding the future payment of these liabilities, the amount has been excluded from the table above.
(3)	Amounts reflect our new Senior Secured Credit Facility, under which we borrowed $40.0 million under the New Term Loan and approximately $39.8 million under the New Revolving Credit Facility on July 3, 2012. The New Term Loan must be repaid in consecutive quarterly installments of $2.5 million and with the balance of the outstanding principal amount of the New Term Loan due at the final maturity, which is July 3, 2016. The New Revolving Credit Facility is available for the four-year period beginning on July 3, 2012. See Note 5. Borrowing Arrangements in Notes to Condensed Consolidated Financial Statements above.

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

Interest Rates

Our interest rate risk for the first nine months of 2012 related primarily to our outstanding debt which totaled $79.7 million as of September 28, 2012, and carries interest rates pegged to a base rate or LIBOR. An immediate increase in interest rates of 100 basis points would increase our interest expense by approximately $0.2 million per quarter, assuming a continuance of our borrowing level as of September 28, 2012.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon our evaluation, we concluded that our disclosure controls and procedures were effective as of September 28, 2012.

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

Our business and operating results depend in significant part upon capital expenditures by manufacturers in the semiconductor capital equipment, flat panel, medical, energy and research industries, which in turn depend upon the current and anticipated market demand for such products. Historically, the industries we serve (in particular the semiconductor industry) have been highly cyclical, with recurring periods of over-supply of products that have had a severe negative effect on the demand for capital equipment used to manufacture such products. We have experienced and anticipate that we will continue to experience significant fluctuations in customer orders for our products through such cycles, including a continued decline in demand within the semiconductor capital equipment industry in the remainder of fiscal 2012. Slowdowns in the industries we serve have had, and future slowdowns may also have, a material adverse effect on our operating results. During periods of decreasing demand for our products, we must be able to appropriately align our cost structure with prevailing market conditions, effectively manage our supply chain and motivate and retain employees. During periods of increased demand, we must increase manufacturing capacity and inventory to meet customer demands, effectively manage our supply chain and attract, retain and motivate a sufficient number of employees. If we are not able to timely and appropriately adapt to the changes in our business environment, our results of operations will be harmed. Also, the cyclical and volatile nature of the industries we serve make future revenues, results of operations and net cash flows difficult to estimate.

We rely on a small number of customers for a significant portion of our sales, and any impairment of our relationships with these customers would adversely affect our business.

A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. As a group, two customers accounted for 74% of our sales for the nine months ended September 28, 2012, and three customers accounted for 68%, 72% and 79% of our sales for fiscal years 2011, 2010 and 2009, respectively. We expect that our sales will continue to be concentrated among a small number of customers after our merger with AIT on July 3, 2012. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by any one of these customers. Our and AIT’s customer contracts generally do not require customers to place any orders. Consolidation among our customers, or a decision by any one or more of our customers to outsource all or most manufacturing and assembly work to a single equipment manufacturer, may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on an even smaller number of customers. For example, two of our largest semiconductor customers announced in June 2012 that they had completed a transaction pursuant to which they consolidated their businesses. Also, in November 2011, Applied Materials, Inc. completed the acquisition of Varian Semiconductor Equipment Associates, Inc., one of our customers. In addition, we have in the past lost business from customers who have taken the manufacturing of our products in-house. For example, we terminated our manufacturing services to FEI Company at the beginning of our second quarter of fiscal 2012. In addition, we announced in the third quarter of fiscal 2012 that one of our larger semiconductor equipment customers has decided to in-source a portion of their gas panel business. While this decision is not expected to have a material impact on our revenue in fiscal 2012, it could have a negative quarterly impact of 7% to 9% on total revenue by the end of fiscal 2013. If we are unable to replace revenue from customers who determine to take subsystem assembly in-house, or if additional customers determine to in-source subsystem assembly, such events could have a material adverse impact on our financial position and results of operation.

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

We have significant outstanding indebtedness. On July 3, 2012, we refinanced our existing credit facility and entered into a new credit agreement with Silicon Valley Bank, U.S. Bank National Association and HSBC Bank. The new credit agreement provides for a new term loan in an aggregate principal amount of $40.0 million and a new revolving credit facility in an aggregate principal amount of $40.0 million. On July 3, 2012, we borrowed $40.0 million under the new term loan and $39.8 million under the new revolving credit facility to finance our merger with AIT and repay Silicon Valley Bank as lender under the existing credit facility. As of September 28, 2012, the long-term portion of our outstanding indebtedness, net of debt issuance costs, under our new credit facility was $29.3 million, and the short-term portion was $48.5 million.

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

We made capital expenditures of approximately $0.2 million and $0.4 million for the three and nine months ended September 28, 2012 and $4.0 million in fiscal 2011 related to our manufacturing facilities in the United States, China and Singapore. Capital expenditures only include AIT’s capital expenditures from its acquisition date of July 3, 2012. In addition, we paid approximately $75.3 million and issued 4.5 million shares of our common stock in connection with our merger with AIT. The cash portion of the merger consideration was financed through the new credit facility described above. The amount of our future capital requirements or strategic acquisitions will depend on many factors, including:

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

We had $58.3 million in cash and cash equivalents and $0.2 million available under our new revolving credit facility for future borrowings as of September 28, 2012. In addition, as of September 28, 2012, $33.0 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations or to fund capital expenditures or other strategic acquisitions in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

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

As a result of the foregoing, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful and that these comparisons may not be an accurate indicator of our future performance. Changes in the timing or terms of a small number of transactions could disproportionately affect our operating results in any particular quarter. Moreover, our operating results in one or more future quarters may fail to meet our guidance or the expectations of securities analysts or investors. If this occurs, we would expect to experience an immediate and significant decline in the trading price of our common stock.

We have established, and as markets will allow, intend to expand our operations in Asia, which exposes us to risks associated with operating in a foreign country.

Depending on market conditions, we intend to expand our operations in Asia, principally in China and Singapore. In addition, through our merger with AIT, we acquired a manufacturing facility in Cebu, Philippines. The carrying amount of our assets in Asia was $67.0 million as of December 30, 2011.

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

If our new products are not accepted by OEMs or if we are unable to obtain historical margins on our new products, our operating results would be adversely impacted.

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

Our merger with AIT was a significant acquisition to us and the largest acquisition in our history. The success of our merger with AIT will depend, in large part, on the ability of the combined company to realize the anticipated benefits of the transaction, including combined capabilities and resources, new customers and, to a lesser extent, annual net operating synergies. To realize these anticipated benefits, the combined company must successfully integrate the businesses of Ultra Clean and AIT. Our efforts to integrate two companies that have previously operated independently may result in significant challenges, and we may be unable to accomplish the integration smoothly or successfully. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company’s failure to achieve some or all of the anticipated benefits of the merger. In particular, like us, AIT’s revenue is concentrated in a small number of customers who do not have long-term purchase orders or contracts that contain minimum purchase commitments. AIT’s customers may react negatively to the combined business and reduce or cease doing business with the combined company in favor of our competitors or taking our business in-house. The failure to maintain important customer relationships could have a material adverse effect on the business, financial condition or results of operations of the combined company. The integration also requires combining personnel with varied business backgrounds and combining businesses with different corporate cultures and objectives. AIT has its own unique business culture and business processes that may be disrupted in the process of integrating the businesses of the combined company. These disruptions could result in employee dissatisfaction and attrition, operational inefficiencies or increased operating costs and have a material adverse impact on the combined company’s results of operation and financial condition.

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

•	Integrating capabilities from the two companies while maintaining focus on providing consistent, high quality products;

•	Incorporating different financial and reporting controls, processes, systems and technologies into our existing business environment.

•	Potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the merger for which we do not have recourse under the merger agreement; and

•	Performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by integrating the companies’ operations.

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

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a) Exhibits

The following exhibits are filed with this current Report on Form 10-Q for the quarter ended September 28, 2012:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA CLEAN HOLDINGS, INC.
(Registrant)
Date: November 7, 2012

	By:	/S/ CLARENCE L. GRANGER
	Name:	Clarence L. Granger
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer and duly authorized signatory)

Date: November 7, 2012

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