Form 10-K
period 2012-12-28
ULTRA CLEAN HOLDINGS INC
filed 2013-03-13
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 29, 2012 as reported on the NASDAQ Global Market, was approximately $150.5 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

Number of shares of the registrant’s common stock outstanding as of February 28, 2013: 28,155,408

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2012 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 28, 2012.

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

We had sales of $403.4 million, $452.6 million and $443.1 million for fiscal years 2012, 2011 and 2010, respectively. Historically, our largest customers have been Applied Materials, Inc., Intuitive Surgical, Inc., Lam Research Corporation, and Novellus, Inc. During 2012 Novellus Systems and Lam Research, agreed to combine businesses. Also, In November 2011, Applied Materials, Inc. completed the acquisition of Varian Semiconductor Equipment Associates, Inc., one of our customers. In addition, in 2012, we terminated our agreement for manufacturing services to FEI Company but continued to provide services for pay for up to six months subsequent to termination of the agreement for a transition fee.

On July 3, 2012, we completed the acquisition of American Integration Technologies LLC (“AIT”), a supplier of critical subsystems to the semiconductor capital equipment, medical, energy, industrial and aerospace industries, for approximately $75.3 million in cash and 4.5 million shares of our newly issued common stock valued at $29.6 million for a total purchase price of $104.9 million. We financed the cash portion of the merger, and repaid our existing indebtedness, by borrowing a total of $79.8 million under a new senior secured credit facility, of which $40.0 million represents borrowings under a term loan and $39.8 million represents borrowings under a revolving credit facility.

To date, we have shipped substantially all of our products to U.S. registered customers to locations both in the U.S. and outside the U.S. In addition, we manufacture product outside the U.S. in our Asian facilities which are destined to international operations of U.S. registrants. We conduct our operating activities primarily through our wholly owned subsidiaries, Ultra Clean Technology Systems and Service, Inc., AIT LLC, Ultra Clean Technology (Shanghai) Co., Ltd., Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. and Ultra Clean Asia Pacific, Pte Ltd. (Singapore). Our international sales represented 22.2%, 21.1% and 9.8% of sales for fiscal years 2012, 2011 and 2010, respectively. See Note 10 to our Consolidated Financial Statements for further information about our geographic areas.

Ultra Clean Holdings, Inc. (Ultra Clean) was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Service Inc. Ultra Clean Technology Systems and Service, Inc. was founded in 1991 by Mitsubishi Corporation and was operated as a subsidiary of Mitsubishi until November 2002, when it was acquired by Ultra Clean. Ultra Clean became a publicly traded company in March 2004. In June 2006, we completed the acquisition of Sieger Engineering, Inc. to better enhance our position as a subsystem supplier to the semiconductor, research, flat panel, energy and medical equipment industries. Ultra Clean Technology (Shanghai) Co., Ltd and Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. were established in 2005 and 2007, respectively, to facilitate our operations in China. Ultra Clean Asia Pacific, Pte, Ltd. (Singapore), was established in fiscal year 2008 to facilitate our operations in Singapore. In July 2012, we acquired AIT LLC to immediately add to our customer base in the semiconductor and medical spaces and to provide additional manufacturing capabilities. We operate in one reportable segment. See Note 10 to our Consolidated Financial Statements.

Our Solution

We are a global leader in the design, engineering, and manufacture of critical tools, modules and subsystems for the semiconductor capital equipment, medical, industrial and Other Addressed Industries. Our focus is on providing specialized engineering and manufacturing solutions for a growing number of applications. These wide-ranging solutions include semiconductor OEM systems and subsystems, precision robotic solutions, electro-mechanical modules, power distribution, controls, industrial systems, flat panel displays, energy and research applications, LED capital equipment and other higher level, systems. Our products enable our OEM customers to realize lower manufacturing costs and reduced design-to-delivery cycle times while maintaining quality standards. We offer our customers:

•

A vertically integrated outsourced solution for complex highly configurable systems. We provide our OEM customers a complete outsourced solution for the development, design, component sourcing, prototyping, engineering, turnkey manufacturing and testing of advanced systems. We combine highly specialized engineering and manufacturing capabilities to produce high performance products that are customized to meet the needs of our customers, as well as their respective end users. We manage global supply chain logistics in an effort to reduce the overall number of suppliers and inventory levels that our customers would otherwise be required to manage. We also believe we are often in a position to negotiate reduced component prices due to our large volume orders.

•

Improved design-to-delivery cycle times. Our strong relationships with our customers and intimate familiarity with their products, requirements and the ever changing needs of their customers helps us reduce design-to-delivery cycle times. We have optimized our supply chain management, design and manufacturing coordination and controls to respond rapidly to order requests enabling us to decrease design-to-delivery cycle times for our customers.

•	Component neutral design and manufacturing. We do not manufacture any of the components within our systems ourselves. Our component neutral position enables us to recommend components on the

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

•

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

•

Precision Frame Fabrication. We manufacture frames in all sizes with exacting standards to meet and exceed our customers’ needs. We utilize over 25 years of experience in the fabrication of complex frames to provide the cost competitive edge in our vertical integration model.

Precision Sheet Metal Fabrication. Our ability to provide complete sheet metal solutions for our customers enables us to support prototype to volume production, from brackets to sheet metal frames, and from structural to cosmetic finishing of the final product.

Our Strategy

Our objective is to maintain our position as a leading solutions provider in the markets we serve, primarily the semiconductor capital equipment and Other Addressed Industries. Our strategy is comprised of the following key elements:

•

Continue to expand our market share with Semiconductor Capital Equipment OEMs. We believe that the increase in outsourcing among OEMs creates a significant market opportunity for us to grow our business with existing and new customers. We believe our customers will continue to outsource critical subsystems at a rapid pace and that we are well positioned to capture a significant portion of these new outsourcing opportunities. We believe that our continued focus on efficient manufacturing, reduced design-to-delivery cycle times and quality and reliability will also allow us to gain market share.

•

Continue to expand our market share in Other Addressed Industries: We believe we can leverage the attributes and skill sets which allow us to succeed in the semiconductor capital equipment industry to increase our market share in technologically similar markets including robotic surgery, research, flat panel, energy, industrial , and medical equipment.

•

Leverage our expanding geographic presence in lower cost manufacturing regions. In March 2005, we completed construction of a manufacturing facility in Shanghai, China, allowing us to expand production in a low cost region. In November 2007, we completed construction of a second manufacturing facility in Shanghai, China to house our precision machined parts and subsystem assembly operations. These facilities put us in close proximity to the manufacturing facilities of existing and potential customers and their end users. In Singapore, we opened a procurement office in October 2008 and in November 2009 we expanded our operations by opening a manufacturing facility. Our manufacturing facilities are all using the same processes and procedures; enabling us to respond to rapid demand changes by employing as much and as little manufacturing capabilities as required.

•

Drive profitable growth with our flexible cost structure. We implement cost containment and capacity enhancement initiatives throughout the semiconductor capital equipment demand cycle and benefit greatly from the global presence and efficiencies of our supply chain. In addition, we believe our Shanghai and Singapore facilities position us to respond effectively to future business demands.

•

Continue to selectively pursue strategic acquisitions. We may choose to further accelerate the growth of our business by selectively pursuing strategic acquisitions. We will continue to consider acquisitions that will enable us to expand our geographic presence, secure new customers and diversify into complementary products and markets as well as broaden our technological capabilities in the markets we serve.

Products

We develop, design, prototype, engineer, manufacture and test subsystems, primarily for the semiconductor capital equipment, robotic surgery, Industrial, flat panel display, medical, energy and research industries. Our products include precision robotic solutions, gas delivery systems, a variety of industrial products; and subsystems that includes chemical mechanical planarization modules, chemical delivery modules, top-plate assemblies, frame assemblies and process modules.

•

Precision robotics: Precision robotic systems are used when accurate controlled motion is required. Some of the systems that employ precision robotic systems are: robotic surgery, industrial equipment and wire bonding systems.

•

Robotic Surgery Products: Robotic surgery is the process of performing a minimally invasive operation on a patient with the help of robotic equipment operated by a physician. This procedure is intended to minimize traumas on the body, scarring and recovery time.

•

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

•

Chemical delivery modules: Chemical delivery modules deliver gases and reactive chemicals from a centralized subsystem to the reaction chamber and may include gas delivery systems, as well as liquid and vapor delivery systems.

•	Top-plate assemblies: Top-plate assemblies form the top portion of the reaction chamber within which gases controlled by our gas delivery systems react to form thin films or etch films on the wafer.

•

Frame assemblies: Frame assemblies are steel tubing that form the support structure to which all other assemblies are attached and include pneumatic harnesses and cables that connect other critical subsystems together.

•

Process modules: Process modules refer to the larger subsystems of semiconductor manufacturing tools that process integrated circuits onto wafers. Process modules include several smaller subsystems such as the frame assembly, top-plate assembly and gas and chemical delivery modules, as well as the chamber and electronic, pneumatic and mechanical subsystems.

•	Other high level assemblies: Other high level assemblies refer to large subsystems used in semiconductor manufacturing, research, flat panel, energy and medical equipment industries.

Customers

We sell our products to customers in the semiconductor capital equipment, flat panel, medical, energy and research industries. The majority of our revenue is in the semiconductor capital equipment industry, which is highly concentrated, and we are therefore highly dependent upon a small number of customers. Our three largest customers in fiscal year 2012 were Applied Materials, Inc., Lam Research Corporation and Intuitive Surgical Inc., two of which accounted for more than 10% of our total sales in fiscal year 2012. As a result of our acquisition of AIT in July 2012, we added key customers to our customer list, including ASM International. Our three largest customers in fiscal year 2011 were Applied Materials, Inc., Lam Research Corporation and FEI Company, two of which accounted for more than 10% of our total sales in fiscal year 2011. We terminated our manufacturing services to FEI Company at the beginning of our second quarter of fiscal 2012. In fiscal year 2010 our three largest customers were Applied Materials, Inc., Lam Research Corporation, and Novellus, Systems, Inc. two of which accounted for more than 10% of our total sales in fiscal year 2010. As a group, these customers accounted for 80%, 68% and 72% of the Company’s sales for fiscal years 2012, 2011 and 2010, respectively. In June 2012, Novellus Systems, Inc. and Lam Research Corporation completed the combination of their businesses. Also, in November 2011, Applied Materials, Inc. completed the acquisition of Varian Semiconductor Equipment Associates, Inc., another one of our customers. The sales percentages above reflect the combined sales of Applied Materials, Inc. and Varian Semiconductor Equipment Associates, Inc. and combined sales of Novellus Systems, Inc. and Lam Research Corporation for 2012 and 2011 for comparison purposes. As a result of these acquisitions, our customer concentration has increased. In addition, we announced in the third quarter of fiscal 2012 that one of our larger semiconductor equipment customers has decided to in-source a portion of their gas panel business. While this decision did not have a material impact on our revenue in fiscal 2012, it could have a negative quarterly impact of 7% to 9% on total revenue by the end of fiscal 2013.

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

Sales and Support

We sell our products through our direct sales force which, as of December 28, 2012, consisted of a total of approximately 54 sales directors, account managers and sales support staff. Our sales directors are responsible for establishing sales strategy and setting the objectives for specific customer accounts. Each account manager is dedicated to a specific customer account and is responsible for the day-to-day management of that customer. Account managers work closely with customers and in many cases provide on-site support. Account managers often attend customers’ internal meetings related to production and engineering design and quality to ensure that customer expectations are interpreted and communicated properly to our operations group. Account managers also work with our customers to identify and meet their cost and design-to-delivery cycle time objectives.

We have dedicated business development managers responsible for new business development for gas delivery systems and other critical subsystems. Our new business development managers initiate and develop long-term, multilevel relationships with customers and work closely with customers on new business opportunities throughout the design-to-delivery cycle. Our sales force includes technical sales support for order placement, spare parts quotes and production status updates. We have a technical sales representative located at each of our manufacturing facilities. In addition, we have developed a service and support infrastructure to provide our customers with service and support 24 hours a day, seven days a week. Our dedicated global field service engineers provide customer support through the performance of on-site installation, servicing and repair of our subsystems.

Technology Development

We engage in ongoing technology development efforts in order to remain a technology leader for gas delivery systems and to further develop our expertise in other critical subsystems. In addition, our design engineering and new product engineering groups support our technology development activities. Our technology development group works closely with our customers to identify and anticipate changes and trends in next-generation equipment. Our technology development group participates in customer technology partnership programs that focus on process application requirements for gas delivery systems and other critical subsystems. These development efforts are designed to meet specific customer requirements in the areas of subsystem design, materials, component selection and functionality. Our technology development group also works directly with our suppliers to help them identify new component technologies and make necessary changes in, and enhancements to, the components that we integrate into our products. Our analytical and testing capabilities enable us to evaluate multiple supplier component technologies and provide customers with a wide range of appropriate component and design choices for their gas delivery systems and other critical subsystems. Our analytical and testing capabilities also help us anticipate technological changes and the requirements in component features for next-generation gas delivery systems and other critical subsystems. We are also developing additional features to improve the performance and functionality of our gas delivery systems and other critical subsystems. Our technology development and new product engineering expenses were approximately $5.1 million, $5.6 million and $5.5 million for the 2012, 2011 and 2010 fiscal years, respectively. We perform our technology development activities principally at our facilities in Hayward, California.

Intellectual Property

Our success depends in part on our ability to maintain and protect our proprietary technology and to conduct our business without infringing the proprietary rights of others. Our business is largely dependent upon our design, engineering, manufacturing and testing know-how. We also rely on a combination of trade secrets and confidentiality provisions, and to a much lesser extent, patents, copyrights and trademarks, to protect our proprietary rights. As of December 28, 2012, we had two issued U.S. patents, all of which expire in 2018, and we had no U.S. patent applications pending. None of our issued patents are material to our business. Intellectual property that we develop on behalf of our customers is generally owned exclusively by those customers.

We routinely require our employees, suppliers and potential business partners to enter into confidentiality and non-disclosure agreements before we disclose to them any sensitive or proprietary information regarding our products, technology or business plans. We require employees to assign to us proprietary information, inventions and other intellectual property they create, modify or improve.

Competition

Our industry is highly fragmented. When we compete for new business, we face competition from other suppliers of gas delivery systems and other critical subsystems as well as the internal manufacturing groups of OEMs. In addition, OEMs that have elected to outsource their gas delivery systems and other critical subsystems could elect in the future to develop and manufacture these subsystems internally, leading to further competition. Our principal competitors for our gas delivery systems are is Ichor Systems, Inc., and our principal competitors for other critical subsystems are Flextronics International Ltd., Fox Semicon Integrated Technology Inc. and Celestica. Some of these competitors have substantially greater financial, technical, manufacturing and marketing resources than we do. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that could adversely affect sales of our current and future products. In addition, the limited number of potential customers in our industry further intensifies competition. The primary competitive factors in our industry are price, technology, quality, design-to-delivery cycle time, reliability in meeting product demand, service and historical customer relationships. We anticipate that increased competitive pressures will cause intensified price-based competition and we may have to reduce the prices of our products. In addition, we expect to face new competitors as we enter new markets.

Employees

As of December 28, 2012, we had 1,506 employees, of which 26 were temporary. Of our total employees, there were 77 in engineering, 9 in technology development, 54 in sales and support, 855 in direct manufacturing, 385 in indirect manufacturing and 126 in executive and administrative functions. These figures include 402 employees in Shanghai, China; 92 employees in Singapore; and 33 employees in Cebu, Philippines None of our employees are represented by a labor union and we have not experienced any work stoppages.

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

Executive Officers

Set forth below is information concerning our executive officers as of February 28, 2013:

Name	Age	Position
Clarence L. Granger	64	Chairman & Chief Executive Officer
Dr. Gino Addiego	53	President & Chief Operating Officer
Kevin C. Eichler	53	Senior Vice President and Chief Financial Officer
Bruce Wier	64	Senior Vice President of Engineering
Deborah Hayward	51	Senior Vice President of Sales
Lavi A. Lev	56	Senior Vice President of Asia
Mark G. Bingaman	57	Senior Vice President for Supply Chain Management and Global Materials

Clarence L. Granger has served as our Chairman & Chief Executive Officer since October 2006, as our Chief Executive Officer since November 2002, as our Chief Operating Officer from March 1999 to November 2002 and as a member of our Board of Directors since May 2002. Mr. Granger served as our Executive Vice

President and Chief Operating Officer from January 1998 to March 1999 and as our Executive Vice President of Operations from April 1996 to January 1998. Prior to joining Ultra Clean in April 1996, he served as vice president of Media Operations for Seagate Technology, which designs, manufactures, markets and sells hard disk drives, from 1994 to 1996. Prior to that, Mr. Granger worked for HMT Technology, a supplier of high-performance thin-film disks, as chief executive officer from 1993 to 1994, as chief operating officer from 1991 to 1993 and as president from 1989 to 1994. Prior to that, Mr. Granger worked for Xidex as vice president and general manager, Thin Film Disk Division, from 1988 to 1989, as vice president, Santa Clara Oxide Disk Operations, from 1987 to 1988, as vice president, U.S. Tape Operations, from 1986 to 1987 and as director of engineering from 1983 to 1986. Mr. Granger holds a master of science degree in industrial engineering from Stanford University and a bachelor of science degree in industrial engineering from the University of California at Berkeley.

Dr. Gino Addiego has served as President and Chief Operating Officer since March 8, 2011. Dr. Addiego joined Ultra Clean with over 22 years of executive experience in the semiconductor capital equipment industry. Before joining Ultra Clean, Dr. Addiego was at Novellus Systems from February 2005 to March 2011 where he most recently held the position of executive vice president and chief administrative officer and previously, executive vice president of corporate operations. Prior to joining Novellus, Dr. Addiego spent more than nine years at Applied Materials, where he was responsible for global operations (including manufacturing, supply chain, and facilities), all of the semiconductor product groups, central engineering, and information technology. Dr. Addiego has also worked at KLA-Tencor and Photon Dynamics. Dr. Addiego received both his bachelor’s and doctorate degrees in Electrical Engineering from the University of California at Berkeley. He holds seven patents and was nominated for the National Inventor of the Year Award in 1993.

Kevin C. Eichler has served as our Senior Vice President and Chief Financial Officer since July 2009. Prior to joining Ultra Clean, Mr. Eichler served on the Board of Directors of Ultra Clean from February 2004 to July 2009. Mr. Eichler was the senior vice president and chief financial officer of Credence Systems from January 2008 to November 2008, and the executive vice president of operations and chief financial officer of MarketTools from March 2006 to December 2007. He served as the vice president and chief financial officer of MIPS Technologies from June 1998 to February 2006. Prior to that, he held management positions with several technology companies including Visigenic Software, NeXT Software and Microsoft. Mr. Eichler is on the board of directors of Jasper Design Automation, Inc. Mr. Eichler holds a bachelor of science degree in accounting from St. John’s University.

Bruce Wier has served as our Senior Vice President of Engineering since January 2007 and Vice President of Engineering since February 2000. Mr. Wier served as our Director of Design Engineering from July 1997 to February 2000. Prior to joining Ultra Clean in July 1997, Mr. Wier was the engineering manager for the Oxide Etch Business Unit at Lam Research from April 1993 to June 1997. Prior to that, Mr. Wier was the senior project engineering manager at Genus from May 1990 to April 1993, the mechanical engineering manager Varian Associates from November 1985 to May 1990, and the principal engineer/project manager at Eaton Corporation from February 1981 to November 1985. Mr. Wier holds a bachelor of science degree cum laude in mechanical engineering from Syracuse University.

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

Lavi A. Lev has served as our Senior Vice President of Asia since November 2011. Prior to joining Ultra Clean, Mr. Lev served, from August 29, 2008 until his resignation on December 12, 2008, as a director and executive chairman of the Board of LTX-Credence Corporation, a provider of automated test equipment solutions for the semiconductor industry formed by the August 2008 merger of LTX Corporation and Credence

Systems Corporation. From December 7, 2006 until August 29, 2008, Mr. Lev served as the chief executive officer and president of Credence Systems Corporation, a provider of test solutions for the worldwide consumer semiconductor industry. Prior to that, Mr. Lev served as executive vice president and general manager of the products and solution business at Cadence Design Systems, Inc. from 2000. Mr. Lev has 30 years of business, research and development and operational management experience in the Microprocessor Chip Design, Electronic Design Automation Software (EDA), Test Equipment and Contract Manufacturing industries. Mr. Lev holds a Bachelor of Science degree in electrical engineering from Technion, Israel Institute of Technology and also graduated from the Jerusalem Rubin Academy of Music.

Mark G. Bingaman has served as our Senior Vice President for Supply Chain Management and Global Materials since February 2010. Prior to joining Ultra Clean, Mr. Bingaman was the managing director at Applied Materials, Inc. in charge of the site in Tainan, Taiwan which manufactured equipment for solar, glass and display industries. He held additional senior management positions at Applied Materials, Inc. starting from 2000. From 1999 to 2000, Mr. Bingaman was the director for supply chain management integration for Eaton Corporation. Mr. Bingaman held multiple positions at Aeroquip-Vickers, Inc. from 1995 to 1999 including vice president for global supply chain management for Vickers, Incorporated. He held various positions at McDonnell Douglas from 1977 to 1994 including vice president of operations for the McDonnell Douglas Helicopter Company from 1990 to 1994. Mr. Bingaman holds a bachelor of science degree in accounting from the University of Missouri and a master of science degree in management information systems from Southern Illinois University.

Item 1A.	Risk Factors

The highly volatile nature of the industries we serve could harm our operating results.

Our business and operating results depend in significant part upon capital expenditures by manufacturers in the semiconductor capital equipment, flat panel, medical, energy and research industries, which in turn depend upon the current and anticipated market demand for such products. Historically, the industries we serve (in particular the semiconductor industry) have been highly cyclical, with recurring periods of over-supply of products that have had a severe negative effect on the demand for capital equipment used to manufacture such products. We have experienced and anticipate that we will continue to experience significant fluctuations in customer orders for our products through such cycles, including a continued decline in demand within the semiconductor capital equipment industry through the end of fiscal 2012. Slowdowns in the industries we serve have had, and future slowdowns may also have, a material adverse effect on our operating results. During periods of decreasing demand for our products, we must be able to appropriately align our cost structure with prevailing market conditions, effectively manage our supply chain and motivate and retain employees. During periods of increased demand, we must increase manufacturing capacity and inventory to meet customer demands, effectively manage our supply chain and attract, retain and motivate a sufficient number of employees. If we are not able to timely and appropriately adapt to the changes in our business environment, our results of operations will be harmed. Also, the cyclical and volatile nature of the industries we serve make future revenues, results of operations and net cash flows difficult to estimate.

We rely on a small number of customers for a significant portion of our sales, and any impairment of our relationships with these customers would adversely affect our business.

A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. As a group, three customers accounted for 80%, 68% and 72% of our sales for fiscal years 2012, 2011 and 2010, respectively, and we expect that our sales will continue to be concentrated among a small number of customers. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers. Our customer contracts generally do not require customers to place any orders. Consolidation among our customers, or a decision by any one or more of our customers to outsource all or most manufacturing and assembly work to a single equipment manufacturer, may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on an even smaller number of customers. For example, two of our largest semiconductor customers, Novellus Systems, Inc. and Lam Research Corporation, announced in June 2012 that they had completed a transaction pursuant to which they consolidated their businesses. Also, in November 2011, Applied Materials, Inc. completed the acquisition of Varian Semiconductor Equipment Associates, Inc., one of our customers. In addition, we have in the past lost business from customers who have taken the manufacturing of our products in-house. For example, we terminated our manufacturing services to FEI Company at the beginning of our second quarter of fiscal 2012. In addition, we announced in the third quarter of fiscal 2012 that one of our larger semiconductor equipment customers has decided to in-source a portion of their gas panel business. While this decision did not have a material impact on our revenue in fiscal 2012, it could have a negative quarterly impact of 7% to 9% on total revenue by the end of fiscal 2013. If we are unable to replace revenue from customers who determine to take subsystem assembly in-house, or if additional customers determine to in-source subsystem assembly, such events could have a material adverse impact on our financial position and results of operation.

In addition, by virtue of our largest customers’ size and the significant portion of revenue that our combined company derives from them, they are able to exert significant influence and pricing pressure in the negotiation of our commercial agreements and the conduct of our business with them. If we are unable to retain and expand our business with these customers on favorable terms, our business and operating results will be adversely affected.

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

We rely to a significant extent on OEM customers, whose business, in turn, depends largely on consumer spending and capital expenditures by businesses. Continuing difficulties in the financial markets and uncertainty regarding the global economy continue to pose challenges to our business. Economic uncertainty and related factors, including unemployment, the European debt crisis, inflation and fuel prices, exacerbate negative trends in business and consumer spending and may cause certain of our customers to push out, cancel, or refrain from placing orders for products or services, which may reduce sales. Difficulties in obtaining capital, uncertain market conditions, or reduced profitability may also cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, leading to customers’ reduced research and development funding and/or capital expenditures and, in turn, lower orders from our customers and/or additional slow moving or obsolete inventory or bad debt expense for us. These conditions may also similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for our products or require us to either procure products from high-cost suppliers, or if no additional suppliers exist, to reconfigure the design and manufacture of our products, and we may be unable to fulfill some customer orders. While past downturns in our business have been followed by periods of growth, this correlation may not occur in the future.

We have significant existing indebtedness; the restrictive covenants under our credit agreement or other limitations on financing may limit our ability to expand or pursue our business strategy or make capital expenditures; if we are forced to prepay some or all of our indebtedness our financial position would be severely and adversely affected.

We have significant outstanding indebtedness. On July 3, 2012, we refinanced our prior credit facility and entered into a new credit agreement with Silicon Valley Bank, U.S. Bank National Association and HSBC Bank.

The new credit agreement provided for a new term loan in an aggregate principal amount of $40.0 million and a new revolving credit facility in an aggregate principal amount of $40.0 million. On July 3, 2012, we borrowed $40.0 million under the new term loan and $39.8 million under the new revolving credit facility to finance our acquisition of AIT and repay Silicon Valley Bank as lender under our prior credit facility. As of December 28, 2012, the long-term portion of our outstanding indebtedness, net of debt issuance costs, under our new credit facility was $26.9 million, and the short-term portion was $48.7 million.

Our new credit agreement contains certain covenants that restrict our ability to take certain actions, including our ability to:

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

The new credit agreement also requires us to maintain certain financial covenants. We cannot assure you that we will be able to maintain compliance with such financial or other covenants. For example, for the measurement periods ending in November and December of 2012, the Company was not in compliance with the minimum consolidated fixed charge coverage ratio, the maximum consolidated leverage ratio or the minimum domestic cash balance covenants under the new credit agreement. On February 15, 2013, the Company and its lenders amended the credit agreement in order for the lenders to waive such non-compliance and to modify the financial covenants contained in the Credit Agreement, effective January 30, 2013. We cannot assure you, however, that we will be able to meet the financial or other covenants under our amended credit agreement in subsequent periods. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would adversely affect our financial health. We cannot assure you that we would have sufficient funds to repay all the outstanding amounts, and any acceleration of amounts due under our credit agreement would have a material adverse effect on us. If we are unable to meet our debt obligations, we could be forced to restructure or refinance such obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms or at all.

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

We made capital expenditures of approximately $0.6 million in fiscal 2012 and $4.0 million in fiscal 2011 related to our manufacturing facilities in the United States, China and Singapore. Capital expenditures only include AIT’s capital expenditures from its acquisition date of July 3, 2012. In addition, we paid approximately $75.3 million in cash and issued 4.5 million shares of our common stock valued at $29.6 million for a total purchase price of $104.9 million in connection with our acquisition of AIT. The cash portion of the merger consideration was financed through the new credit facility described above. The amount of our future capital requirements or strategic acquisitions will depend on many factors, including:

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

We had $54.3 million in cash and cash equivalents and no borrowings available under our new revolving credit facility for future borrowings as of December 28, 2012. In addition, as of December 28, 2012, $29.6 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations or to fund capital expenditures or other strategic acquisitions in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

Given our significant existing leverage, lack of additional availability under our current revolving line of credit and the potential tax effects of repatriating foreign cash, we may need to raise additional funds through public or private equity or debt financing if our current domestic cash and cash flow from operations are insufficient to fund our future activities. We may not be able to obtain additional debt financing when and if necessary in a timely manner. Access to capital markets has, in the past, been unavailable to companies such as ours and there can be no assurance that we would be able to complete an equity or other financing with terms satisfactory to us or at all. In addition, equity financings could be dilutive to holders of our common stock, and debt financings would likely involve additional covenants that restrict our business operations. Any potential strategic acquisition or significant capital expenditure may also require the consent of our existing lenders. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities, including potential acquisitions, grow our business or respond to competitive pressures or unanticipated requirements, any of which could adversely affect our business, operating results and financial condition.

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

Depending on market conditions, we intend to expand our operations in Asia, principally in China and Singapore. In addition, through our acquisition of AIT, we acquired a manufacturing facility in Cebu, Philippines. The carrying amount of our assets in Asia was $54.5 million as of December 28, 2012.

We are exposed to political, economic, legal and other risks associated with operating in Asia, including:

•	foreign currency exchange fluctuations;

•	political, civil and economic instability;

•	tariffs and other barriers;

•	timing and availability of export licenses;

•	disruptions to our and our customers’ operations due to the outbreak of diseases, such as SARS and avian flu;

•	disruptions in operations due to China’s developing domestic infrastructure, including transportation and energy;

•	difficulties in developing relationships with local suppliers;

•	difficulties in attracting new international customers;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing distant international subsidiary and branch operations;

•	the burden of complying with foreign and international laws and treaties;

•	legal systems potentially subject to undue influence or corruption;

•	difficulty in transferring funds to other geographic locations; and

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings.

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

Our acquisition of AIT in the third quarter of fiscal 2012 was a significant acquisition to us and the largest acquisition in our history. The success of our merger with AIT will depend, in large part, on the ability of the combined company to realize the anticipated benefits of the transaction, including combined capabilities and resources, new customers and, to a lesser extent, annual net operating synergies. To realize these anticipated benefits, the combined company must successfully integrate the businesses of Ultra Clean and AIT. Our efforts to fully integrate two companies that have previously operated independently may result in significant challenges, and we may be unable to accomplish the integration smoothly or successfully. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company’s failure to achieve some or all of the anticipated benefits of the merger. In particular, like us, AIT’s revenue is concentrated in a small number of customers who do not have long-term purchase orders or contracts that contain minimum purchase commitments. AIT’s customers may react negatively to the combined business and reduce or cease doing business with the combined company in favor of our competitors or taking our business in-house. The failure to maintain important customer relationships could have a material adverse effect on the business, financial condition or results of operations of the combined company. The integration also requires combining personnel with varied business backgrounds and combining businesses with different corporate cultures and objectives. AIT has its own unique business culture and business processes that may be disrupted in the process of integrating the businesses of the combined company. These disruptions could result in employee dissatisfaction and attrition, operational inefficiencies or increased operating costs and have a material adverse impact on the combined company’s results of operation and financial condition.

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

Moreover, our recent acquisition of AIT could compound the challenges of integrating complementary products, services and technologies in the future. As discussed above, our integration with AIT is not complete, and the integration could divert a significant amount of management resources, resulting in less employee time and resources available to focus on negotiating and integrating new acquisitions.

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

If we were required to write down all or part of our goodwill, our net income and net worth could be materially adversely affected.

We had $56.7 million of goodwill recorded on our consolidated balance sheet as of December 28, 2012. Goodwill represents the excess of cost over the fair market value of net tangible and finite lived, identifiable intangible assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. During the fourth quarter of each year, we perform an annual review of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our operating results and net worth could be materially adversely affected.

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

If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us and our independent registered public accounting firm to evaluate and report on our internal control over financial reporting. The process of designing, implementing, maintaining and updating our internal controls and complying with Section 404 is expensive and time consuming, and requires significant attention from management and company resources. For example, we are in the process of integrating AIT into our internal control framework, and we and our independent registered public accounting firm will be required to evaluate and report on AIT’s internal controls beginning as of the fiscal year ended December 27, 2013. We anticipate that integrating AIT will require substantial resources, and we cannot assure you that we will be able to successfully or effectively implement and maintain adequate controls over our financial processes at AIT. Even though we have concluded, and our independent registered public accounting firm has concurred, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 28, 2012, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements, and our internal control may not be effective as of future periods. Failure to maintain existing or implement new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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

Sales of a substantial number of shares of our common stock in the public market could harm the market price of our common stock. We issued 4.5 million shares of our common stock in connection with our acquisition of AIT, representing approximately 16% of our total common shares outstanding immediately following the completion of the merger. We entered into a lock-up and standstill agreement with AIT’s former owner, AIT Holding Company, LLC, and certain of its affiliates which prohibited any sales of the shares until January 3, 2013. After January 3, 2013, the holders are permitted to sell up to 25% of the shares in any given 90-day period over the subsequent twelve months, after which twelve month period there are no further contractual transfer restrictions on the shares, and the shares can be freely sold by their holders, subject to compliance with state and federal securities laws. As the lock-up restrictions expire, the shares issued in connection with the merger will thus become available for resale in the public market, and such sales could significantly decrease the market price of our common stock.

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

Our headquarters is located in a 104,000 square foot facility in Hayward, California. This is our principal administrative, sales and support, engineering and technology development and manufacturing facility. This lease was modified in the fourth quarter of 2012 and, for certain consideration, the lease was extended from 2015 to 2022. We also have manufacturing and engineering facilities in South San Francisco, California. In South San Francisco we lease approximately 72,000 square feet under several leases with varying expiration dates and extension periods. Approximately 12,300 square feet in South San Francisco is a neat room facility and 1,300 square feet is a clean room manufacturing facility. We also have manufacturing facilities in Austin, Texas, and Shanghai, China. In Austin, we lease an aggregate of approximately 56,400 square feet of commercial space under leases that expire in August 2016 with extension provisions. Approximately 14,400 square feet in Austin is a clean room manufacturing facility. In Shanghai, we lease approximately 132,000 square feet of commercial space under two leases which expire in 2013 and 2016. Approximately 11,000 square feet of this space is a clean room facility. In Singapore, we lease approximately 35,000 square feet under a lease that expires in October 2014.

With the acquisition of AIT in the third quarter of 2012, we have additional leases for facilities in Arizona, Texas and the Philippines. In Arizona, we lease approximately 120,000 square feet under leases that mostly expire in September 2017. In Texas, we lease an additional 30,500 square feet under leases that expire December 2015 and June 2016. In the Philippines, we lease approximately 16,000 square feet under leases that expire in 2013 through 2016.

The table below lists our properties as of February 19, 2013:

Location	Principal Use	Square Footage	Ownership
Hayward, California	Headquarters, manufacturing, sales, engineering, technology development	104,000	Leased
South San Francisco, California	Manufacturing, engineering	72,000	Leased	(1)
Austin, Texas	Manufacturing, engineering	56,400	Leased
Pflugerville, Texas	Manufacturing	30,500	Leased
Chandler, Arizona	Manufacturing	120,000	Leased	(2)
Cebu, Philippines	Manufacturing	16,000	Leased
Singapore	Manufacturing, customer support	35,000	Leased
Shanghai, China	Manufacturing	132,000	Leased

(1)	We lease a facility from an entity controlled by one of our directors. We incurred rent expense resulting from the lease of this facility of $0.3 million for each of fiscal years 2012 and 2011.
(2)	Consists of seven separate properties under seven separate leases.

Item 3.	Legal Proceedings

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

Our common stock has been traded on the NASDAQ Global Market under the symbol “UCTT” since March 25, 2004. The following table sets forth for the periods indicated the high and low closing sales prices per share of our common stock as reported by the NASDAQ Global Market:

	High	Low
Fiscal year 2011
First quarter	$13.18	$8.63
Second quarter	$11.70	$8.17
Third quarter	$9.76	$3.94
Fourth quarter	$6.46	$3.87
Fiscal year 2012
First quarter	$8.95	$5.79
Second quarter	$7.99	$5.32
Third quarter	$6.88	$5.62
Fourth quarter	$5.76	$4.40

To date, we have not declared or paid cash dividends to our stockholders and we do not intend to do so for the foreseeable future in order to retain earnings for use in our business. Our credit facility also limits our ability to pay dividends. As of February 28, 2013, we had 7 stockholders of record. As of March 6, 2013, our closing stock price on the NASDAQ Global Market was $6.38.

Item 6.	Selected Consolidated Financial Data

You should read the following tables in conjunction with other information contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and related notes and other financial information contained elsewhere in this Annual Report on Form 10-K.

Statements of Operations Data (in thousands, except per share amounts):

	Years Ended
	12/28/2012*	12/30/2011	12/31/2010	1/01/2010	1/02/2009
Consolidated Statements of Operations Data:
Sales	$403,430	$452,639	$443,134	$159,757	$266,919
Cost of goods sold	347,642	393,647	383,993	151,741	241,453

Gross profit	55,788	58,992	59,141	8,016	25,466
Operating expenses, excluding acquisition costs	45,012	35,446	33,664	24,091	32,869
Acquisition costs	2,431	—	—	—	—
Impairment of goodwill	—	—	—	—	34,063
Impairment of long-lived assets	—	—	—	—	21,017

Income (loss) from operations	8,345	23,546	25,477	(16,075)	(62,483)

Interest expense and other, net	(1,648)	(1,106)	(667)	(791)	(870)

Income (loss) before income taxes	6,697	22,440	24,810	(16,866)	(63,353)
Income tax provision (benefit)	1,544	(1,294)	4,713	3,160	(10,936)

Net income (loss)	$5,153	$23,734	$20,097	$(20,026)	$(52,417)

Net income (loss) per share:
Basic	$0.20	$1.05	$0.92	$(0.94)	$(2.43)
Diluted	$0.20	$1.01	$0.87	$(0.94)	$(2.43)
Shares used in computation:
Basic	25,698	22,689	21,799	21,403	21,542
Diluted	26,261	23,437	22,975	21,403	21,542

Consolidated Balance Sheet Data (in thousands):

	12/28/2012*	12/30/2011	12/31/2010	1/1/2010	1/02/2009
Cash & cash equivalents	$54,311	$52,155	$34,654	$26,697	$29,620
Working capital	85,883	117,378	96,745	61,411	73,197
Total assets	265,929	178,299	170,385	131,310	117,411
Bank borrowings and long-term debt	75,640	24,733	28,652	15,100	18,471
Short-and long-term rent obligations	2,818	3,223	3,993	4,725	4,955
Total stockholders’ equity	156,780	117,285	87,509	61,179	78,399

*	Includes the results of operations of AIT for the period July 3, 2012 through December 28, 2012. Refer to Notes 3, 4 and 5 of Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in “Item 1A — Risk Factors” above. The following discussion should be read in conjunction with the consolidated financial statement and notes thereto included in Item 8 of this report. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

On July 3, 2012, we completed the acquisition of American Integration Technologies LLC (“AIT”), a supplier of critical subsystems to the semiconductor capital equipment, medical, energy, industrial and aerospace industries, for approximately $75.3 million in cash and 4.5 million shares of our newly issued common stock valued at $29.6 million for a total purchase price of $104.9 million. We financed the cash portion of the merger, and repaid our existing indebtedness, by borrowing a total of $79.8 million under a new senior secured credit facility, of which $40.0 million represents borrowings under a term loan and $39.8 million represents borrowings under a revolving credit facility.

Our business has been substantially impacted by the continued semiconductor industry downturn which began during the third quarter of fiscal 2011, as well as general economic conditions. Our sales were $403.4 million for fiscal year 2012, which included $63.8 million of sales from AIT, compared to $452.6 million for fiscal year 2011. Our three largest customers in 2012 were Applied Materials, Inc., Lam Research Corporation and Intuitive Surgical, two of which each accounted for 10% or more in sales for fiscal year 2012. Our three largest customers in 2011 were Applied Materials, Inc., Lam Research Corporation and FEI Company, two of which each accounted for 10% or more in sales for fiscal year 2011. Our three largest customers in fiscal year 2010 were Applied Materials, Inc., Lam Research Corporation and Novellus Systems, Inc., two of which each accounted for 10% or more of sales in fiscal year 2010. As a group, the respective customers accounted for 80%, 68% and 72% of our sales for fiscal years 2012, 2011 and 2010, respectively.

Effective as of the end of the first quarter of 2012, we agreed to terminate our arrangement with FEI Corporation, whereby FEI would take back the manufacturing process they had been outsourcing to us since 2008. As part of an arrangement, we agreed to assist FEI during the transition period through our third quarter of fiscal 2012 and, as a result, recorded revenue totaling $2.1 million related to these efforts during that timeframe, offset by associated costs.

We announced in the third quarter of fiscal 2012 that one of our larger semiconductor equipment customers has decided to in-source a portion of their gas panel business. While this decision did not have a material impact on our revenue in fiscal 2012, it could have a negative quarterly impact of 7% to 9% on total revenue by the end of fiscal 2013.

Results of Operations

The following table sets forth income statement data for the periods indicated as a percentage of revenue:

	Year Ended
	December 28, 2012	December 30, 2011	December 31, 2010
Sales	100.0%	100.0%	100.0%
Cost of goods sold	86.2%	87.0%	86.7%

Gross profit	13.8%	13.0%	13.3%
Operating expenses:
Research and development	1.3%	1.2%	1.2%
Sales and marketing	1.7%	1.6%	1.6%
General and administrative	8.1%	5.0%	4.8%
Acquisition costs	0.6%	—	—

Total operating expenses	11.8%	7.8%	7.6%

Income from operations	2.1%	5.2%	5.7%
Interest and other income (expense), net	(0.4)%	(0.2)%	(0.1)%

Income before provision for income taxes	1.7%	5.0%	5.6%
Income tax provision (benefit)	0.4%	(0.2)%	1.1%

Net income	1.3%	5.2%	4.5%

Fiscal Year 2012 Compared With Fiscal Year 2011

Sales

Sales for fiscal year 2012 decreased $49.2 million, or 10.9%, to $403.4 million from $452.6 million for fiscal year 2011. The sales decline primarily reflects a decrease in semiconductor revenues resulting from the continued semiconductor industry downturn which began during the third quarter of fiscal 2011 as well as the continued softness in the energy industry, partially offset by the inclusion of sales of $63.8 million due to the acquisition of AIT for the period July 3, 2012 through December 28, 2012. In addition, sales to FEI decreased in fiscal 2012 to approximately $11.7 million from $32.0 million in fiscal 2011, due to the termination of our relationship with FEI in fiscal 2012. We expect the semiconductor equipment industry to begin a modest recovery in the first quarter of 2013 and therefore expect sales to increase modestly as well, as compared to the fourth quarter of fiscal 2012.

Gross Profit

Cost of goods sold consists primarily of purchased materials, inventory reserves and labor and overhead, including depreciation, associated with the design and manufacture of products sold. Gross profit for fiscal year 2012 decreased to $55.8 million, or 13.8% of sales, from $59.0 million, or 13.0% of sales, for fiscal year 2011. Our gross margin increased in fiscal 2012 from the comparable period in 2011 due primarily to a sales mix which included higher margin products, certain improvements in operational efficiencies at our manufacturing locations, favorable work order variances and a reduction in floor stock costs, partially offset by in an increase in inventory reserves. We expect our gross profit to be slightly higher in the first quarter of 2013, as compared to fiscal 2012, due to expected higher revenues.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for fiscal year 2012 was $5.1 million, or 1.3% of sales, compared to $5.6 million, or 1.2% of sales for fiscal year 2011. The decrease in expense for fiscal 2012, as compared to fiscal 2011, is primarily due to a reduction in expenses which are allocated from cost of sales to research and development activities.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for fiscal year 2012 decreased $0.2 million to $7.0 million, or 1.7% of sales, compared to $7.3 million, or 1.6% of sales, for fiscal year 2011. The decrease in expense is primarily due to a reduction in commission expense resulting from reduced sales.

General and Administrative Expense

General and administrative expense consists primarily of salaries and overhead associated with our administrative staff and professional fees. General and administrative expense for fiscal year 2012 increased approximately $10.2 million, or 45.2% to $32.9 million, or 8.1% of sales, compared with $22.6 million, or 5.0% of sales, for fiscal year 2011. The increase when comparing fiscal 2012 with fiscal 2011 is primarily due to (a) amortization of finite-lived intangibles associated with the AIT acquisition of approximately $3.8 million, (b) the inclusion of AIT’s general and administrative expenses since the date of acquisition of approximately $4.7 million and (c), an increase in stock compensation costs of approximately $0.7 million.

Acquisition costs

Acquisition costs were approximately $2.4 million, or 0.6% of sales, in fiscal 2012 which are costs associated with our purchase of AIT and consist primarily of professional fees and services in connection with the acquisition.

Interest and Other Income (Expense), net

Interest and other income (expense), net for fiscal year 2012 was $(1.6) million compared to $(1.1) million for fiscal year 2011 primarily due to the increase in debt in the third quarter of 2012 resulting from the acquisition of AIT.

Income Tax Provision

Our effective tax rate for fiscal year 2012 was a provision of 23.1% compared to a benefit of 5.8% for fiscal year 2011. The change in respective rates reflects, primarily, changes in our deferred tax assets and our accrual for uncertain tax positions, as well as a change in the geographic mix of worldwide earnings and financial results for the for fiscal year 2012 compared to fiscal year 2011. Our effective tax rate was lower than the statutory rate for fiscal 2012 primarily due to the geographic distribution of our world-wide earnings in foreign jurisdictions with lower tax rates. Our effective tax rate was lower than the statutory rate for fiscal year 2011 primarily due to the favorable impacts of the release of a valuation allowance, discussed in further detail below, as well as to the geographic distribution of our world-wide earnings in foreign jurisdictions with lower tax rates.

As of December 28, 2012, we maintained a full valuation allowance on the deferred assets of one of our China subsidiaries in the amount of $851,000 as we believe it is more likely than not that the deferred tax asset will not be realized. In order to reverse a valuation allowance, U.S. Accounting principles generally accepted in the United States of America suggests that we review our cumulative income/loss in recent years as well as determine our ability to generate sufficient future taxable income to realize our net deferred tax assets. During the fourth quarter of fiscal 2011 we reversed all of the valuation allowance related to our U.S. federal and state deferred tax assets in the amount of $6.7 million as we determined that it was more likely than not that it would generate sufficient taxable income to realize its deferred tax assets.

Our ability to realize deferred tax assets depends on our ability to generate sufficient taxable income of the same character within the carryback or carry forward periods. In assessing future accounting principles generally accepted in the United States of America taxable income, we have considered all sources of taxable income available to realize its deferred tax assets including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carry forwards, taxable income in carryback years and tax-planning strategies. If changes occur in the assumptions underlying our tax planning strategies or in the scheduling of the reversal of our deferred tax liabilities, the valuation allowance may need to be adjusted in the future.

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

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for fiscal year 2011 was $5.6 million, or 1.2% of sales, compared to 5.5 million, or 1.2% of sales for fiscal year 2010. The increase in year-over-year expense was due to an increase in payroll and related costs.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for fiscal year 2011 increased $0.4 million to $7.3 million, or 1.6% of sales, compared to $6.9 million, or 1.6% of sales, for fiscal year 2010. The increase in year-over year expense was primarily due to slight increases in payroll and related benefit costs as well as increased commissions due to increased revenue.

General and Administrative Expense

General and administrative expense consists primarily of salaries and overhead associated with our administrative staff and professional fees. General and administrative expense for fiscal year 2011 increased approximately $1.3 million, or 6.3% to $22.6 million, or 5.0% of sales, compared with $21.3 million, or 4.8% of sales, for fiscal year 2010. The increase in dollars when comparing fiscal year 2011 with fiscal year 2010 is due primarily to an increase in payroll and related benefit costs associated with an increase in headcount for our Singapore office, offset by reductions in fees for certain outside professional services. The increase in general and administrative expense as a percent of sales for fiscal year 2011, compared to fiscal year 2010 was due primarily to our investment in personnel in Singapore, which resulted in general and administrative related personnel costs for fiscal year 2011 being a greater proportion of sales than in the prior year.

Interest and Other Income (Expense), net

Interest and other income (expense), net for fiscal year 2011 was $(1.1) million compared to $(0.7) million for fiscal year 2010. The increase in expense for fiscal year 2011 was primarily attributable to an increase in interest expense associated with an $8.0 million term loan we entered into in October 2010.

Income Tax Provision

Our effective tax rate for fiscal year 2011 was a benefit of 5.8% compared to a rate of 19.0% for fiscal year 2010. The change in respective rates reflects, primarily, changes in our deferred tax assets and our accrual for uncertain tax positions, as well as a change in the geographic mix of worldwide earnings and financial results for the for fiscal year 2011 compared to fiscal year 2010. Our effective tax rate was lower than the statutory rate for fiscal year 2011 primarily due to the favorable impacts of the release of a valuation allowance, discussed in further detail below, as well as to the geographic distribution of our world-wide earnings in foreign jurisdictions with lower tax rates.

As of December 30, 2011, we maintained a full valuation allowance on the deferred tax assets of one of our China subsidiaries in the amount of $441,000. During the fourth quarter of fiscal 2011 we reversed all of the valuation allowance related to our U.S. subsidiaries. The impact on our consolidated tax provision for fiscal 2011 was a net reversal of $6.7 million of valuation allowance. During fiscal 2011 we also released $0.6 million of valuation allowance due to true-ups and changes in deferred tax assets for which we maintained a full valuation allowance.

Critical Accounting Policies, Significant Judgments and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure at the date of our consolidated financial statements. On an on-going basis, we evaluate our estimates and judgments, including those related to sales, inventories, goodwill and intangible assets, stock compensation and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We consider certain accounting policies related to revenue recognition, inventory valuation, accounting for income taxes, business combinations, valuation of intangible assets and goodwill, and equity incentives to employees to be critical policies due to the estimates and judgments involved in each.

Revenue Recognition

Our revenue for fiscal years 2012, 2011 and 2010 was highly concentrated in four OEM customers in the semiconductor capital equipment, energy, flat panel and medical industries. Our standard arrangement for our customers includes a signed purchase order or contract, no right of return of delivered products and no customer acceptance provisions. Revenue from sales of products is recognized when:

•	we enter into a legally binding arrangement with a customer;

•	we ship the products;

•	customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and

•	collection is reasonably assured.

Revenue is recognized upon shipment of the product. In arrangements which specify title transfer upon delivery, revenue is not recognized until the product is delivered. In addition, if we have not fulfilled the terms of the agreement at the time of shipment, revenue recognition is deferred until fulfillment.

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

Inventory Valuation

We write down the carrying value of our inventory to net realizable value for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. We assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts on a periodic basis. Obsolete inventory or inventory in excess of our estimated usage is written down to its estimated market value less costs to sell, if less than its cost. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specific identified inventory in excess of established usage. Inherent in our estimates of demand and market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If actual demand and market conditions are less favorable than our projections, additional inventory write-downs may be required. If the inventory value is written down to its net realizable value, and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold either as a component of a subsystem or as separate inventory. For fiscal years 2012, 2011 and 2010, respectively, we wrote down $1.2 million, $1.4 million and $1.4 million in inventory determined to be obsolete.

Accounting for Income Taxes

The determination of our tax provision is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region and are subject to judgments and estimates. Management carefully monitors the changes in many factors and adjusts the effective tax rate as required. The carrying value of our net deferred tax assets, which consist primarily of tax deductions, assumes we will be able to generate sufficient future income to fully realize these deductions. In determining whether the realization of these deferred tax assets may be impaired, we make judgments with respect to whether we are likely to generate sufficient future taxable income to realize these assets. In order to reverse a valuation allowance, accounting principles generally accepted in the United States of America suggest that we review the our cumulative income/loss in recent years as well as determine our ability to generate sufficient future taxable income to realize our net deferred tax assets. As of December 28, 2012, the Company maintained a full valuation allowance on the deferred tax asset of one of its China subsidiaries in the amount of $0.9 million as we believes it is more likely than not that the deferred tax asset will not be realized. During the fourth quarter of fiscal 2011 we reversed all of the valuation allowance related to our U.S. federal and state deferred tax assets in the amount of $6.7 million as we determined that it was more likely than not that it would generate sufficient taxable income to realize its deferred tax assets.

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

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. Our 2009 through 2011 federal income tax returns are open to audit through the statute of limitations by the Internal

Revenue Service. The Company’s 2008 through 2011 state income tax returns are open to audit by the California Franchise Tax Board. The Company is also subject to examination in various other jurisdictions for various periods. Our federal returns are still open for fiscal years 2004 through 2007 due to the carryback of losses.

Business Combinations

In accordance with business combination accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. We may engage third-party appraisal firms to assist management in reviewing management’s determination of the fair values of acquired intangible assets such as trade name and customer relationships. Such valuations require management to make significant estimates and assumptions. Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

Goodwill, Intangibles Assets, and Long-lived Assets

Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed.

We evaluate our goodwill and indefinite life tradename for impairment on an annual basis, and whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. In addition, we evaluate our identifiable intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	Significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

•	Significant negative changes in revenue of specific products or services;

•	Significant negative industry or economic trends;

•	Significant decline in our stock price for a sustained period; and

We continually apply judgment when performing these evaluations and continuously monitor for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, undiscounted net cash flows, discount rates, recent market valuations from transactions by comparable companies, volatility in our market capitalization and general industry, market and macroeconomic conditions. It is possible that changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing fair value, would require us to record a non-cash impairment charge.

Equity Incentives to Employees

We issue stock options and restricted stock units to our employees and outside directors and provide our employees the right to purchase common stock under our employee stock purchase plan. Under current accounting guidance, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service (vesting) period.

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

Liquidity and Capital Resources

We have required capital principally to fund our acquisitions and working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of December 28, 2012, we had cash of $54.3 million compared to $52.2 million as of December 30, 2011. Our cash and cash equivalents, as well as cash generated from operations, was our principal source of liquidity as of December 28, 2012.

For the twelve months ended December 28, 2012, we generated cash from operating activities of $27.3 million compared to $23.7 million for the comparable period of 2011. Operating cash flows generated in the twelve months ended December 28, 2012, were from $5.2 million of net income; net non-cash activity, including depreciation of equipment and leasehold improvements and amortization of intangibles and debt issuance costs of $7.2 million and stock-based compensation of $5.1 million; and decreases in accounts receivable and inventory of $8.1 million and $24.3 million, respectively. The decrease in inventory reflects the substantial improvement in inventory management over the previous year. These were offset by an increase in deferred tax assets of $2.7 million, a net decrease in accounts payable and other current liabilities of $18.4 million, and a decrease in accrued compensation and related benefits of $1.1 million. Our cash flows from operations in any given period are largely driven by the timing of sales, the collection of accounts receivable and the payment of accounts payable.

Net cash used in investing activities for the twelve months ended December 28, 2012, was $75.6 million, consisting of $0.6 million for capital expenditures and $74.9 million for the acquisition of AIT. Investments in capital equipment in 2012 reflect our continued investment in our Asian subsidiaries as well as our domestic operating units. These investments are driven by the timing of our capital expenditures budget.

Net cash provided by (used in) financing activities for the twelve months ended December 28, 2012, was $50.4 million compared to $(2.2) million for the comparable period of 2011. For the twelve months ended December 28, 2012, our cash provided by financing activities was due primarily to proceeds from our new credit facility, offset by payments on our prior term debt and revolving line of credit and the payment of $1.9 million in debt issuance costs relating to our new credit facility. See “Borrowing Arrangements” below for information about our new borrowing arrangements we entered into in connection with our acquisition of AIT on July 3, 2012.

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

In order to expand our business or acquire additional complementary businesses or technologies, we may need to raise additional funds through equity or debt financings. If required, additional financing may not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, our stockholders’ equity interest will be diluted and these securities might have rights, preferences and privileges senior to those of our current stockholders. We may also require the consent of our new lenders to raise additional funds through equity or debt financings. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.

In addition, the undistributed earnings of our foreign subsidiaries at December 28, 2012, are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Accordingly, no provisions for U.S. income taxes have been provided thereon. We anticipate that we have adequate liquidity and capital resources and would not need to repatriate earnings. As of December 28, 2012, we have cash of approximately $29.6 million in our foreign subsidiaries.

Borrowing Arrangements

On July 3, 2012, in connection with our acquisition of AIT and the refinancing of our prior credit facility, we entered into a credit agreement (the “Credit Agreement”) by and among the Company, certain of our subsidiaries, Silicon Valley Bank, U.S. Bank National Association and HSBC Bank (collectively, the “Lenders”). The Credit Agreement provides for a term loan in an aggregate principal amount of $40.0 million (the “Term Loan”) and a revolving credit facility in an aggregate principal amount of $40.0 million (the “Revolving Credit Facility”), a letter of credit facility in the aggregate availability amount of $15.0 million (as a sublimit of such Revolving Credit Facility) (the “L/C Facility”) and a swingline sub-facility in the aggregate availability amount of $4.0 million (as a sublimit of the Revolving Credit Facility) (together with the Term Loan, the Revolving Credit Facility and the L/C Facility, the “Credit Facility”). On July 3, 2012, we borrowed an aggregate of $40.0 million under the Term Loan and approximately $39.8 million under the Revolving Credit Facility. The borrowed funds were used at the closing of our acquisition of AIT to finance the acquisition and repay the outstanding balance of $3.7 million to Silicon Valley Bank as lender under our prior credit facility. The prior credit facility was terminated in connection with this transaction.

The Credit Facility must be repaid in consecutive quarterly installments of $2.5 million, with the first payment due on September 30, 2012, and with the balance of the then-outstanding principal amount due at the final maturity, which is July 3, 2016. The Revolving Credit Facility is available for the four-year period beginning on July 3, 2012. The Credit Agreement includes customary representations, warranties, covenants and events of default. The Company and certain of our subsidiaries have agreed to secure all of our obligations under the Credit Agreement by granting a first priority lien in substantially all of our respective personal property assets (subject to certain exceptions and limitations).

At our option, borrowings under the Term Loan and Revolving Credit Facility (subject to certain limitations) bear interest at either a base rate or at the London Interbank Offered Rate (“LIBOR”) (with the LIBOR being adjusted for certain Eurocurrency reserve requirements, if any, as described in the Credit Agreement), plus, in each case, an applicable margin based on our consolidated leverage ratio. All loans described above made on July 3, 2012 were initially base rate loans, carrying interest of 3.75%. We expect, however, that the effective interest rate will be higher due to the incurrence of certain loan-related costs of approximately $1.9 million that will be treated as deferred interest and amortized over the life of the loan.

The Credit Agreement requires us to maintain certain financial covenants including a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and minimum domestic cash balances. For the measurement periods ending in November and December of 2012, we were not in compliance with such covenants. On February 15, 2013, the Company and the Lenders amended the Credit Agreement in order for the lenders to waive such non-compliance and to modify the financial covenants contained in the Credit Agreement, effective January 30, 2013. The Credit Agreement, as amended, requires us to comply with the following financial covenants:

•

a minimum consolidated fixed charge coverage ratio (as defined in the Credit Agreement, as amended), measured over the preceding four fiscal quarters, beginning as of the end of the third quarter of fiscal 2014, of 1.10 to 1.00, stepping up to 1.25 to 1.00 as of the end of each fiscal quarter beginning with the first quarter of fiscal 2015 and thereafter;

•

a maximum consolidated leverage ratio (as defined in the Credit Agreement, as amended) measured over the preceding four fiscal quarters, beginning, as of the end of the third quarter of fiscal 2014, of

4.00 to 1.00, stepping down to 3.75 to 1.00 as of the end of the fourth quarter of fiscal 2014 and thereafter to and including the third quarter of 2015, and 3.25 to 1.00 as of the end of each fiscal quarter beginning with the fourth quarter of 2015 and thereafter;

•	minimum domestic cash of $15.0 million as of the last day of any fiscal quarter and $10.0 million as of the last day of any other fiscal month from January 25, 2013 and thereafter;

•	a minimum consolidated quick ratio (as defined in the Credit Agreement, as amended) of 1.10 to 1.00 as of the end of each fiscal month from January 25, 2013 and thereafter;

•

minimum consolidated adjusted EBITDA (as defined in the Credit Agreement, as amended), measured over the preceding two quarters, of $3.5 million as of the end of the fourth quarter of 2012, $2.5 million as of the end of the first quarter of 2013, $3.0 million as of the end of the second quarter of 2013, $4.0 million as of the end of the third quarter of 2013, $6.0 million as of the end of the fourth quarter of 2013, $7.0 million as of the end of the first quarter of 2014 and $8.0 million as of the end of the second quarter of 2014 and each quarter thereafter.

The Credit Agreement contains provisions requiring the following mandatory prepayments (subject to certain exceptions and limitations): (i) prepayments equal to 50% of the net cash proceeds from the issuance of capital stock by our primary operating subsidiary (or any of its subsidiaries); (ii) prepayments equal to 100% of the net cash proceeds from the incurrence of any indebtedness by the Company’s primary operating subsidiary over $250,000; (iii) prepayments equal to the net cash proceeds from certain asset sales or insurance or condemnation recoveries; and (iv) annual prepayments in an amount equal to (a) 33% of excess cash flow (as defined in the Credit Agreement, as amended) if the aggregate outstanding principal amount of the Term Loan equals or exceeds $20.0 million and (b) 25% of excess cash flow if the aggregate outstanding principal amount of the Term Loan equals or exceeds $10.0 million but is less than $20.0 million.

The Credit Agreement also restricts us from declaring or paying any cash dividends.

As of December 28, 2012, our term loan and revolver balances were $36.7 million and $39.0 million, respectively, which are net of debt issuance costs of $878,135 and $826,466, respectively. We have analyzed the Credit Agreement and determined that the outstanding balance of revolver debt should be classified as short-term due to acceleration clauses in the agreement.

Capital Expenditures

Capital expenditures were $0.6 million for the year ended December 28, 2012. Capital expenditures only include AIT’s capital expenditures from its acquisition date of July 3, 2012.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relations with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Other than operating leases for certain equipment and real estate and purchase order commitments primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the arrangements described under “Borrowing Arrangements” above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of December 28, 2012 (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Capital leases	$10	$7	$—	$—	$—	$—	$17
Operating leases(1)	3,928	3,681	3,241	2,658	2,124	8,571	24,203
Borrowing Arrangement(2)	49,844	10,000	10,000	7,500	—	—	77,344
Purchase order commitments	25,208	—	—	—	—	—	25,208

Total	$78,990	$13,688	$13,241	$10,158	$2,124	$8,571	$126,772

(1)	Operating lease expense reflects (a) the lease for our headquarters facility in Hayward, California that was modified in the fourth quarter of 2012 such that the lease now expires in 2022; (b) the leases for manufacturing facilities in South San Francisco that expire in 2013 (c) the leases for manufacturing facilities in China, Singapore and the Philippines that expire in 2013 thru 2016; (d) the leases for manufacturing facilities in Austin, Texas that expire in 2016 and; (d) the leases for manufacturing facilities in Chandler, Arizona that expire in 2017. We have options to renew certain of the leases in South San Francisco, Hayward and Austin which we expect to exercise.
(2)	Amounts reflect our Credit Facility, under which we borrowed $40.0 million under the Term Loan and approximately $39.8 million under the Revolving Credit Facility on July 3, 2012. The Term Loan must be repaid in consecutive quarterly installments of $2.5 million and with the balance of the outstanding principal amount of the Term Loan due at the final maturity, which is July 3, 2016. The Revolving Credit Facility is available for the four-year period beginning on July 3, 2012. See Note 5. Borrowing Arrangements in Notes to Consolidated Financial Statements below.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.

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

Chinese authorities recently relaxed controls of China’s currency, the Renminbi, and allowed the currency to strengthen against other world currencies, including the U.S. dollar. We continue to monitor any potential impact of the appreciation of the Renminbi on our operations in China as well as globally. Changes in the value of the Renminbi did not have a material impact on our results of operations for any of fiscal years 2012, 2011 or 2010.

Interest Rates

Our interest rate risk relates primarily to our party debt which totals $75.6 million (net of debt issuance costs) as of December 28, 2012 and carries interest rates pegged to either the PRIME rate or LIBOR. An immediate increase in interest rates of 100 basis points would increase our interest expense by approximately $0.2 million per quarter. This would be partially offset by increased interest income on our invested cash. Conversely, an immediate decline of 100 basis points in interest rates would decrease our interest expense by approximately $0.2 million per quarter. This would be partially offset by decreased interest income on our invested cash.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ultra Clean Holdings, Inc.

Hayward, California

We have audited the accompanying consolidated balance sheets of Ultra Clean Holdings, Inc. and subsidiaries (the “Company”) as of December 28, 2012 and December 30, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ultra Clean Holdings, Inc. and subsidiaries as of December 28, 2012 and December 30, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Jose, California

March 13, 2013

Ultra Clean Holdings, Inc.

Consolidated Balance Sheets

	December 28, 2012	December 30, 2011
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$54,311	$52,155
Accounts receivable, net of allowance of $8 and $5, respectively	50,074	41,051
Inventory	53,965	55,473
Deferred tax assets	2,856	1,992
Prepaid expenses and other	3,913	3,449

Total current assets	165,119	154,120

Equipment and leasehold improvements, net	9,282	10,009
Goodwill	56,662	—
Purchased intangibles, net	27,702	8,987
Deferred tax assets	6,634	4,766
Other non-current assets	530	417

Total assets	$265,929	$178,299

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$48,706	$2,931
Accounts payable	23,485	29,451
Accrued compensation and related benefits	4,611	2,803
Deferred rent, current portion	16	895
Other current liabilities	2,418	662

Total current liabilities	79,236	36,742

Long-term debt	26,934	21,802
Deferred rent and other liabilities	2,979	2,470

Total liabilities	109,149	61,014

Commitments and contingencies (See Note 11)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock and additional paid-in capital — $0.001 par value, 90,000,000 authorized; 27,910,851 and 22,910,649 shares issued and outstanding, in 2012 and 2011, respectively	143,180	108,838
Common shares held in treasury, at cost, 601,944 shares in 2012 and 2011, respectively	(3,337)	(3,337)
Retained earnings	16,937	11,784

Total stockholders’ equity	156,780	117,285

Total liabilities and stockholders’ equity	$265,929	$178,299

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Operations

	Twelve Months Ended
	December 28, 2012	December 30, 2011	December 31, 2010
	(In thousands, except per share amounts)
Sales	$403,430	$452,639	$443,134
Cost of goods sold	347,642	393,647	383,993

Gross profit	55,788	58,992	59,141

Operating expenses:
Research and development	5,121	5,556	5,487
Sales and marketing	7,033	7,257	6,887
General and administrative	32,858	22,633	21,290
Acquisition costs	2,431	—	—

Total operating expenses	47,443	35,446	33,664

Income from operations	8,345	23,546	25,477

Interest expense and other, net	1,648	1,106	667

Income before provision (benefit) for income taxes	6,697	22,440	24,810
Income tax provision (benefit)	1,544	(1,294)	4,713

Net income	$5,153	$23,734	$20,097

Net income per share:
Basic	$0.20	$1.05	$0.92
Diluted	$0.20	$1.01	$0.87
Shares used in computing net income (loss) per share
Basic	25,698	22,689	21,799
Diluted	26,261	23,437	22,975

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
	(in thousands, except per share amounts)
Balance January 1, 2010	21,484,178	$93,226	$(32,047)	$61,179
Issuance of restricted common stock	30,000	—	—	—
Issuance under employee stock plans	785,804	1,795	—	1,795
Amortization of stock-based compensation	—	3,196	—	3,196
Excess tax benefit from stock-based compensation	—	1,242	—	1,242
Net income	—	—	20,097	20,097

Balance December 31, 2010	22,299,982	99,459	(11,950)	87,509
Issuance of restricted common stock	37,500	—	—	—
Issuance under employee stock plans	573,167	1,011	—	1,011
Amortization of stock-based compensation	—	4,359	—	4,359
Excess tax benefit from stock-based compensation	—	672	—	672
Net income	—	—	23,734	23,734

Balance December 30, 2011	22,910,649	105,501	11,784	117,285
Issuance of restricted common stock	30,000	—	—	—
Issuance under employee stock plans	514,889	327	—	327
Amortization of stock-based compensation	—	5,069	—	5,069
Excess tax benefit from stock-based compensation	—	62	—	62
Employees’ taxes paid upon vesting of restricted stock units	(44,687)	(341)	—	(341)
Common stock issued for acquisition of AIT, net of equity issuance costs	4,500,000	29,225		29,225
Net income	—	—	5,153	5,153

Balance December 28, 2012	27,910,851	$139,843	$16,937	$156,780

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Cash Flows

	Twelve Months Ended
	December 28, 2012	December 30, 2011	December 31, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$5,153	$23,734	$20,097
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,195	2,945	2,323
Amortization of finite-lived intangibles	3,786	—	—
Amortization of debt issuance costs	236	—	—
Deferred income tax	(2,731)	(6,278)	(284)
Excess tax benefit from stock-based compensation	(62)	(672)	(1,243)
Stock-based compensation	5,069	4,359	3,196
Changes in assets and liabilities, net of AIT acquisition:
Accounts receivable	8,047	13,538	(19,802)
Inventory	24,282	3,815	(12,312)
Prepaid expenses and other	(175)	(408)	2,378
Other non-current assets	(114)	(42)	(163)
Accounts payable	(19,498)	(16,506)	(214)
Accrued compensation and related benefits	(1,055)	(886)	1,311
Income taxes payable	63	672	1,242
Other current liabilities	1,143	(547)	(1,386)

Net cash provided by (used in) operating activities	27,339	23,724	(4,857)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(609)	(3,983)	(3,817)
AIT acquisition, net of cash acquired	(74,945)	—	—
Proceeds from sale of equipment	—	—	46

Net cash used in investing activities	(75,554)	(3,983)	(3,771)

Cash flows from financing activities:
Proceeds from revolving credit facilities	96,824	16,000	8,000
Proceeds from long-term loans	40,000	—	8,000
Principal payments on revolving credit facilities	(76,462)	(16,000)	—
Principal payments on long-term debt and capital lease obligations	(7,758)	(3,923)	(2,453)
Payments of debt issuance costs	(1,940)	—	—
Payments of equity issuance costs	(341)	—	—
Excess tax benefit from stock-based compensation	62	672	1,243
Employees’ taxes paid upon vesting of restricted stock units	(341)	—	—
Proceeds from issuance of common stock	327	1,011	1,795

Net cash provided by (used in) financing activities	50,371	(2,240)	16,585

Net increase in cash	2,156	17,501	7,957
Cash and cash equivalents at beginning of year	52,155	34,654	26,697

Cash and cash equivalents at end of year	$54,311	$52,155	$34,654

Supplemental cash flow information:
Income taxes paid	$5,311	$2,231	$4,538
Income tax refunds	$682	$936	$5,004
Interest paid	$1,551	$1,058	$934
Non-cash investing and financing activities:
Fair value of common shares issued for acquisition	$29,565	—	—
Restricted stock issued	$4,763	$3,095	$1,275
Fixed asset purchases included in accounts payable	$13	$25	$73

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

The Company’s customers are primarily original equipment manufacturers (OEMs) in industries it supports, providing customers complete subsystem solutions that combine the Company’s expertise in design, test, component characterization and highly flexible manufacturing operations with quality control and financial stability. This combination helps the Company to drive down total manufacturing costs, reduce design-to-delivery cycle times and maintain high quality standards for the Company’s customers. The Company believes these characteristics, as well as the Company’s standing as a leading supplier of gas delivery systems and other critical subsystems, place the Company in a strong position to benefit from the demand for subsystem outsourcing.

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

In July 2012, the Company completed its acquisition of American Integration Technologies LLC (“AIT”). Beginning in the third quarter of fiscal 2012, the acquired business is included in the Company’s consolidated results of operations.

Use of Accounting Estimates — The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. Actual amounts may differ from those estimates.

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

Significant sales to customers— The Company’s most significant customers (having accounted for 10% or more of annual sales) and their related sales as a percentage of total sales for each of the previous three years, were as follows:

	Fiscal Year Ended
	2012	2011	2010
Applied Materials, Inc. (1)	38%	40%	40%
Lam Research Corporation (2)	33%	31%	36%

Total	71%	71%	76%

(1)	In November 2011, Applied Materials Inc. completed the acquisition of Varian Semiconductor Equipment Associates, Inc., one of the Company’s customers. The sales percentages for Applied Materials, Inc. for 2011 and 2010 include sales to Varian Semiconductor Equipment Associates, Inc. The sales percentages for Applied Materials, Inc. for all periods presented have been updated to reflect the inclusion of sales to Varian Semiconductor Equipment Associates, Inc., for comparison purposes.
(2)	In June 2012, Lam Research Corporation completed the acquisition of Novellus Systems, Inc., one of the Company’s customers. The sales percentages for Lam Research Corporation for 2012, 2011 and 2010 include sales to Novellus Systems, Inc. The sales percentages for Lam Research Corporation for all periods presented have been updated to reflect the inclusion of sales to Novellus Systems, Inc., for comparison purposes.

Three customers’ accounts receivable balances- Applied Materials, Inc., Lam Research Corporation and ASM International- were individually greater than 10% of accounts receivable as of December 28, 2012 and, in the aggregate, represented approximately 84% of accounts receivable. Two customers’ accounts receivable balances- Applied Materials, Inc. and Lam Research Corporation- were individually greater than 10% of accounts receivable at December 30, 2011 and, in the aggregate, represented approximately 72% of accounts receivable.

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

The Company’s only financial asset measured at fair value on a recurring basis is an overnight sweep account invested in money market funds which are cash and cash equivalents which are defined as securities for which maturities at day of purchase is less than 90 days and with a carrying value and fair value of $24.0 million at December 28, 2012, based on Level 2 inputs. The Company’s only financial liability measured at fair value is the Company’s credit facility. Specifically, the Company’s long term debt was based on level 2 inputs and fair value was determined using quoted prices for similar liabilities in inactive markets and the Company’s outstanding borrowings under the Company’s revolving credit facility were based on level 2 inputs and fair value was determined using inputs other than quoted prices that are observable, specifically, discounted cash flows of expected payments at current borrowing rates. The Company’s carrying value approximates fair value for the Company’s long term debt and revolving credit facility.

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

At December 28, 2012 and December 30, 2011, inventory balances were $54.0 million and $55.5 million, respectively, net of reserves of $6.2 million and $3.9 million, respectively. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specific identified inventory in excess of estimated usage. Inventory write-downs were $1.2 million, $1.4 million and $1.4 million in the years ended December 28, 2012, December 30, 2011 and December 31, 2010, respectively.

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

	Year Ended
	December 28, 2012	December 30, 2011	December 31, 2010
Beginning Balance	$350	$204	$112
Additions related to sales	47	726	451
Warranty costs incurred	(245)	(580)	(359)

Ending Balance	$152	$350	$204

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

The determination of the Company’s tax provision is subject to judgments and estimates. The carrying value of the Company’s net deferred tax assets, which is made up primarily of tax deductions, assumes it will be able to generate sufficient future income to fully realize these deductions. In determining whether the realization of these deferred tax assets may be impaired, the Company makes judgments with respect to whether it is likely to generate sufficient future taxable income to realize these assets. The Company has a valuation allowance on the deferred tax assets of one of its China subsidiaries in the amounts of $851,000 and $441,000 as of December 28, 2012 and December 30, 2011, respectively.

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

Net Income (loss) per Share — Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options and restricted stock using the treasury stock method, except when such shares are anti-dilutive (see Note 9 to Consolidated Financial Statements).

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

Business Combinations—The Company recognizes assets acquired (including goodwill and identifiable intangible assets) and liabilities assumed at fair value on the acquisition date. Subsequent changes to the fair value of such assets acquired and liabilities assumed are recognized in earnings, after the expiration of the measurement period, a period not to exceed 12 months from the acquisition date. Acquisition-related expenses and acquisition-related restructuring costs are recognized in earnings in the period in which they are incurred.

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

Stock-based compensation expense includes compensation costs related to estimated fair values of stock options and awards granted. Stock-based compensation expense from stock options and stock awards and the related income tax benefit recognized were $5.1 million and $1.2 million, respectively, for fiscal year 2012, $4.4 million and $1.0 million, respectively, for fiscal year 2011, and $3.2 million and $0.6 million, respectively, for fiscal year 2010.

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

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The exercise price of each stock option equals the market price of the Company’s stock on the date of grant. The weighted average estimated fair value of employee stock option grants for the 2010 was $6.42. There were no employee stock option grants by the Company for years 2011 and 2012. Generally, options vest over four years and expire no later than ten years from the grant date. The weighted average assumptions used in the model for 2010 are outlined in the following table:

December 31, 2010
Dividend yield	0.0%
Expected volatility	75.0%
Risk-free interest rate	1.9%
Expected life (in years)	5.5

During fiscal years 2012, 2011 and 2010, the Company recorded $3.9 million, $3.4 million and $2.6 million, respectively, of stock-based compensation expense, net of tax, associated with employee and director stock plans and employee stock purchase plan programs. As of December 28, 2012, there was $5.7 million, net of forfeitures of $1.0 million, of unrecognized compensation cost related to employee and director stock which is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.6 years, and will be adjusted for subsequent changes in estimated forfeitures and future grants.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Total stock-based compensation during the fiscal years 2012, 2011 and 2010, respectively, to various operating expense categories was as follows (in thousands):

	Year Ended
	December 28, 2012	December 30, 2011	December 31, 2010
Cost of goods sold (1)	$1,263	$1,397	$809
Sales and marketing	475	380	414
Research and development	339	325	255
General and administrative	2,992	2,257	1,718

	5,069	4,359	3,196
Income tax benefit	(1,171)	(1,046)	(607)

Net stock-based compensation expense	$3,898	$3,313	$2,589

(1)	There are no stock-based compensation expenses capitalized in inventory for fiscal years 2011 and 2010. At the end of fiscal 2012, the Company began including stock compensation as a component of the absorption calculation for inventory. Such amount capitalized to inventory in 2012 was immaterial.

Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year. Purchased intangible assets are presented at cost, net of accumulated amortization, and are amortized on either a straight-line method or on an accelerated method over their estimated future discounted cash flows. The Company accounts for intangible assets in accordance with ASC 360. The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable, such as when reductions in demand or significant economic slowdowns in the semiconductor industry are present.

Intangible assets reviews are performed to determine whether the carrying value is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. See Note 4 for further discussion.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with ASC No. 350, Intangibles-Goodwill and Other, (“ASC 350”), the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter of each fiscal year or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of the Company’s reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The Company would then record a charge based on the results of the second step.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Long-lived Assets

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

At the end of fiscal years 2012 and 2011 the Company assessed the useful lives of its long-lived assets, including property, plant and equipment as well as its intangible assets and concluded that no impairment was required.

Recently Issued Accounting Standards

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

In September 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more-likely-than-not that its fair value is less than its carrying amount. The adoption of this accounting standard update in fiscal year 2012 did not have any impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the requirement regarding the presentation of reclassification adjustments out of accumulated other comprehensive income was deferred indefinitely. The new guidance, except for the provision deferred, was effective for the Company in the first quarter of fiscal 2012 and had no impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued authoritative guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. accounting principals generally accepted in the United States of America and International Financial Reporting Standards. This authoritative guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

net basis, and provides guidance on the applicability of premiums and discounts. This authoritative guidance also expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. As a result of this new guidance, we disclosed the level of the fair value hierarchy within which the fair value measurements of assets and liabilities disclosed but not recorded at fair value were categorized (see Note 1). Other items in this new guidance had no impact to the Company’s consolidated financial statements.

2. Balance Sheet Information

Inventory consisted of the following (in thousands):

	December 28, 2012	December 30, 2011
Raw materials	$47,825	$42,976
Work in process	9,994	12,953
Finished goods	2,349	3,486

	60,168	59,415
Reserve for excess and obsolete	(6,203)	(3,942)

Net	$53,965	$55,473

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	December 28, 2012	December 30, 2011
Computer equipment and software	$8,148	$7,089
Furniture and fixtures	1,682	1,761
Machinery and equipment	8,597	9,282
Leasehold improvements	10,092	10,860

	28,519	28,992
Accumulated depreciation and amortization	(19,237)	(18,983)

Total	$9,282	$10,009

3. Acquisition

On July 3, 2012, the Company completed the acquisition of American Integration Technologies LLC (“AIT”), a supplier of critical subsystems to the semiconductor capital equipment, medical, energy, industrial and aerospace industries, for approximately $75.3 million in cash and 4.5 million shares of newly issued common stock valued at $29.6 million for a total purchase price of $104.9 million. The acquisition serves to increase the Company’s competitive position and market share, as it resulted in an expansion and diversification of the Company’s customer base and product and service portfolio. By acquiring AIT’s complementary product and service portfolio and well established customers, the Company will be able to immediately go to market with a more complete and integrated solution. The Company financed the cash portion of the merger, and repaid existing indebtedness, by borrowing a total of $79.8 million under a new senior secured credit facility, of which $40.0 million represents borrowings under a term loan and $39.8 million represents borrowings under a revolving credit facility. See further discussion of the new borrowing arrangements in Note 5. Borrowing Arrangements in Notes to Consolidated Financial Statements.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company preliminarily allocated the purchase price of AIT to tangible assets, liabilities and identifiable intangible assets acquired, based on their estimated fair values. Accounts receivable, net of allowance for doubtful accounts and other current assets and liabilities were stated at their historical carrying values, which approximate fair value given the short-term nature of these assets and liabilities. The fair value of the inventory was derived from model-based valuations for which all significant inputs and value drivers are observable directly or indirectly (“Level 2 inputs”). The fair value of fixed assets was determined using market data for similar assets. The fair value of the non-financial assets, summarized below, were derived from significant unobservable inputs (“Level 3 inputs”) determined by management based on market analysis, income analysis and discounted cash flow model. The fair value of fixed assets was determined using market data for similar assets. The fair value of purchased identifiable intangible assets was determined using the Company’s discounted cash flow models from income projections prepared by management, using weighted average cost of capital plus a 1.4% premium.

The excess of purchase price over the aggregate fair values was recorded as goodwill. Although goodwill is not amortized for financial accounting purposes, it is amortized for tax purposes over fifteen years. The Company determined the preliminary fair values assigned to identifiable intangible assets acquired based on its consideration of a number of inputs, including an independent third party analysis that was based upon estimates and assumptions provided by the Company. These estimates and assumptions were determined through established and generally accepted valuation techniques. In determining the fair value of the identifiable intangible assets, the Company considered, among other factors, the best use of acquired assets, analyses of historical financial performance and estimates of future performance of AIT’s products. The fair values of identifiable intangible assets were calculated considering market participant expectations and using an income approach. The rates utilized to discount estimated net cash flows to their present values were based on a weighted average cost of capital of 12.5% and a long term growth rate of 4%. This discount rate was determined after consideration of the rate of return on debt capital and equity that typical investors would require from an investment in companies similar in size and operating in similar markets as AIT. The estimated fair value of the tangible and intangible assets acquired was allocated at AIT’s acquisition date. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of inventory, non-income based taxes and residual goodwill. During the measurement period, which can be no more than one year from the date of acquisition, we expect to continue to obtain information to assist us in determining the final fair value of the net assets acquired at the acquisition date during the measurement period. The preliminary purchase price for the acquisition is allocated as follows:

Fair Market Values ($000’s)
Cash and cash equivalents	$380
Accounts receivable, net	16,959
Inventories	22,774
Other current assets	381
Property and equipment, net	1,880
Goodwill	56,662
Purchased intangible assets	22,500

Total assets acquired	121,536
Accounts payable and accrued expenses	(13,807)
Other liabilities	(2,839)

Total liabilities assumed	(16,646)

Purchase price allocated	$104,890

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Details of purchased intangible assets as of December 28, 2012 are as follows:

	(in $000’s)			(in years)
	Purchased Intangible Assets	Accumulated Amortization	Carrying Value	Estimated Useful Life
Customer relationships	$19,000	$(3,449)	$15,551	7
Trade name (AIT)	1,900	(223)	1,677	6
Intellectual property/know-how	1,600	(114)	1,486	7
Tradenames (UCT)	8,987	—	8,987	*

Total	$31,487	$(3,786)	$27,701

*	The UCT tradename was determined to have an indefinite life and is therefore amortized.

Goodwill is not amortized but is tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. See Note 4. Goodwill and Purchased Intangible Assets in Notes to Consolidated Financial Statements for the results of the goodwill impairment testing.

The results of operations of AIT are included in the Company’s consolidated results of operations beginning in the third quarter of fiscal 2012. For the six months ended December 28, 2012, net sales of approximately $63.8 million and net income of approximately $6.8 million attributable to AIT were included in the consolidated results of operations. An accelerated method of amortization is used for the Customer Relationships intangible asset based on the expected pattern of future benefits. For the Tradename and Intellectual Property Know-how intangible assets a straight-line amortization method is used.

The following unaudited pro forma consolidated results of operations assume the acquisition was completed as of December 31, 2010. The unaudited pro forma consolidated results of operations combine the results of Ultra Clean and AIT for the years 2012 and 2011.

	2012	2011
	(In thousands, except per share amounts)
Net sales	$470,275	$622,537
Net income	$9,305	$28,234
Basic earnings per share	$0.34	$1.04
Diluted earnings per share	$0.33	$1.01

The unaudited pro forma results above include adjustments related to the purchase price allocation and financing of the acquisition, primarily to increase amortization for the identifiable intangible assets, to increase interest expense for the additional debt incurred to complete the acquisition, to reflect the related income tax effect and to adjust weighted shares issued as part of the acquisition. The pro forma results for the twelve months ended December 30, 2011 include acquisition costs of $2.4 million which are not expected to occur in future quarters. The unaudited pro forma condensed combined financial information has been prepared by management for illustrative purposes only and are not necessarily indicative of the consolidated financial position or results of income in future periods or the results that actually would have been realized had Ultra Clean and AIT been a combined company during the specified periods. The unaudited pro forma condensed combined financial information does not reflect any operating efficiencies and/or cost savings that we may achieve with respect to the combined companies, or any liabilities that may result from integration activities.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Goodwill associated with the acquisition is primarily attributable to the expected synergies and other benefits that the Company believes will result from combining the operations of the Company and AIT. The acquisition serves to increase the Company’s competitive position and market share, as it resulted in an expansion and diversification of the Company’s customer base and product and service portfolio. By acquiring AIT’s complementary product and service portfolio and well established customers, the Company was able to immediately go to market with a more complete and integrated solution.

The Company has evaluated and continues to evaluate pre-acquisition contingencies relating to AIT that existed as of the acquisition date. The Company has determined that certain of these pre-acquisition contingencies, primarily related to sales and use tax positions assumed from AIT, are not estimable as of the acquisition date and, accordingly, the Company has not recorded any estimates for these contingencies as a part of the purchase price allocation for AIT. The Company continues to gather information for and evaluate these pre-acquisition contingencies. If the Company determines that amounts need to be recorded or identify additional pre-acquisition contingencies during the remainder of the measurement period, such amounts recorded will be included in the purchase price allocation during the measurement period and, if beyond the measurement period, in the Company’s results of operations.

4. Goodwill, Other Intangible Assets and Long-lived Assets

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

As part of the Company’s annual testing of goodwill impairment, in the fourth quarter of fiscal 2012 the Company performed the two-step impairment test of AIT’s two reporting units for potential impairment. The Company utilized the discounted cash flow method of the income approach to estimate the fair values of each of the reporting units. The estimates used in the impairment testing were consistent with the discrete forecasts that the Company uses to manage its business, and, additionally, considered the developments that occurred during the six months since the date of the acquisition. Under the discounted cash flow method, cash flows beyond the discrete forecasts were estimated using a terminal growth rate of 4.0%, which is considered to be the long-term earnings growth rate specific to the AIT reporting units. The estimated future cash flows were discounted to present value using a discount rate of 15% that was the value-weighted average of the reporting unit’s estimated cost of equity and debt derived using both known and estimated market metrics, and was adjusted to reflect risk factors that considered both the timing and risks associated with the estimated cash flows. The tax rate used in the discounted cash flow method reflected the international structure currently in place, which is consistent with the market participant perspective. The Company then allocated the fair values of the reporting units to the assets and liabilities of each of the reporting units. Based on the Company’s analyses, the Company concluded that the fair value of the reporting units was greater than their carrying amounts, including goodwill. The estimated fair value for AIT as of December 28, 2012, was $108.4 million, an increase of $3.5 million, or 3.3%, over the estimated fair value of $104.9 million of AIT as of the date of the acquisition. The primary reasons for the increase in fair value as of December 28, 2012 from the date of acquisition are due to changes in the forecasted cost structures of each of the operating units as a result of workforce and operating-related synergies already in process as well as anticipated in the future. Goodwill allocated to AIT’s reporting unit A was $28.3 million. The

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

fair value over the carrying value of AIT’s reporting unit A was 2.1% as of December 28, 2012. Goodwill allocated to AIT’s reporting unit B was $28.4 million and the percent fair value over the carrying value of reporting unit B was 4.8% as of December 28, 2012.

The fair values for each of the operating units as of December 28, 2012, were determined to be higher than the fair values assigned to these operating units at the time of the acquisition. As a result, the Company determined that there was no impairment of goodwill.

Details of goodwill from inception of the Company through December 28, 2012 are as follows (in $000’s):

	Gross Amount	Accumulated Impairment	Net Carrying Amount
Year Ended December 28, 2012
Goodwill	$90,705	$(34,043)	$56,662
Year Ended December 30, 2011
Goodwill*	$34,043	$(34,043)	$—

*	represents aggregate goodwill recorded for the UCT acquisition in 2002 and for Sieger Engineering LLC acquisition in 2006.

Details of goodwill and other intangible assets were as follows (in $000’s):

	December 28, 2012			December 30, 2011
	Goodwill	Intangible Assets	Total	Goodwill	Intangible Assets	Total
Carrying amount	$56,662	$27,701	$84,364	$—	$8,987	$8,987

Purchased Intangible Assets

Intangible assets are generally recorded in connection with a business acquisition. The value assigned to the intangible assets purchased as part of the acquisition of AIT was based on estimates and judgments regarding expectations for the success and life cycle of intellectual property/know-how acquired, tradename recognition and developed customer relationships. The Company evaluates the useful lives of its intangible assets each reporting period to determine whether events and circumstances require revising the remaining period of amortization. In addition, the Company reviews intangible assets for impairment when events or changes in circumstances indicate their carrying value may not be recoverable. Management considers such indicators as significant differences in actual product acceptance from the estimates, changes in the competitive and economic environment, technological advances, and changes in cost structure.

Details of purchased intangible assets with finite lives were as follows as of December 28, 2012:

	Useful Life	Purchased Intangible Assets
	(in years)	(in $ 000’s)
Customer relationships	7	$19,000
Trade-name	6	1,900
Intellectual Property/Know-How	7	1,600

Total purchased intangible assets		22,500
Accumulated amortization		(3,786)

Carrying amount		$18,714

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company amortizes its customer relationships intangible asset using an accelerated method over the estimated economic life of the asset, or 7 years. The company amortizes its trade-name and intellectual property/know-how intangible assets on a straight-line basis ranging from six to seven years. Amortization expense was approximately $3.8 million for the six months ended December 28, 2012. The Company had no amortization in 2010, 2011 and for the first six months of 2012.

As of December 28, 2012, future estimated amortization expense is expected to be as follows:

Amortization Expense
(in $000’s)
2013	$5,993
2014	4,884
2015	2,813
2016	2,293
2017	1,386
2018	848
2019	497

Total	$18,714

In addition to the AIT tradename intangible of $1.9 million, which the Company concluded has a definite life of six years, the Company is also carrying a UCT trade-name intangible asset of $9.0 million as a result of a previous acquisition. The Company concluded that the UCT trade-name intangible asset life is indefinite and is therefore not amortized. The Company tested the UCT trade-name for impairment as of December 28, 2012, using the applied relief-from-royalty method under the income approach and concluded that the trade-name was not impaired.

5. Borrowing Arrangements

On July 3, 2012, in connection with the Company’s acquisition of AIT and the refinancing of its prior credit facility, the Company entered into a credit agreement (the “Credit Agreement”) by and among the Company, certain of its subsidiaries, Silicon Valley Bank, U.S. Bank National Association and HSBC Bank (collectively, the “Lenders”). The Credit Agreement provides for a term loan in an aggregate principal amount of $40.0 million (the “Term Loan”) and a revolving credit facility in an aggregate principal amount of $40.0 million (the “Revolving Credit Facility”), a letter of credit facility in the aggregate availability amount of $15.0 million (as a sublimit of such Revolving Credit Facility) (the “L/C Facility”) and a swingline sub-facility in the aggregate availability amount of $4.0 million (as a sublimit of the Revolving Credit Facility) (together with the Term Loan, the Revolving Credit Facility and the L/C Facility, the “Credit Facility”). On July 3, 2012, the Company borrowed an aggregate of $40.0 million under the Term Loan and approximately $39.8 million under the Revolving Credit Facility. The borrowed funds were used at the closing of the Company’s acquisition of AIT to finance the acquisition and repay the outstanding balance of $3.7 million to Silicon Valley Bank as lender under the Company’s prior credit facility. The prior credit facility was terminated in connection with this transaction.

The Credit Facility must be repaid in consecutive quarterly installments of $2.5 million, with the first payment due on September 30, 2012, and with the balance of the then-outstanding principal amount due at the final maturity, which is July 3, 2016. The Revolving Credit Facility is available for the four-year period beginning on July 3, 2012. The Credit Agreement includes customary representations, warranties, covenants and events of default. The Company and certain of its subsidiaries have agreed to secure all of their obligations under the Credit Agreement by granting a first priority lien in substantially all of their respective personal property assets of these entities (subject to certain exceptions and limitations).

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

At the Company’s option, borrowings under the Term Loan and Revolving Credit Facility (subject to certain limitations) bear interest at either a base rate or at the London Interbank Offered Rate (“LIBOR”) (with the LIBOR being adjusted for certain Eurocurrency reserve requirements, if any, as described in the Credit Agreement), plus, in each case, an applicable margin based on our consolidated leverage ratio. All loans described above made on July 3, 2012 were initially base rate loans, carrying interest of 3.75%. The Company expects, however, that the effective interest rate will be higher due to the incurrence of certain loan-related costs of approximately $1.9 million that will be treated as deferred interest and amortized over the life of the loan.

The Credit Agreement requires us to maintain certain financial covenants including a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and minimum domestic cash balances. For the measurement periods ending in November and December of 2012, the Company was not in compliance with such covenants. On February 15, 2013, the Company and the Lenders amended the Credit Agreement in order for the lenders to waive such non-compliance and to modify the financial covenants contained in the Credit Agreement, effective January 30, 2013. The Credit Agreement, as amended, requires the Company to comply with the following financial covenants:

•

a minimum consolidated fixed charge coverage ratio (as defined in the Credit Agreement, as amended), measured over the preceding four fiscal quarters, beginning as of the end of the third quarter of fiscal 2014, of 1.10 to 1.00, increasing to1.25 to 1.00 as of the end of each fiscal quarter beginning with the first quarter of fiscal 2015 and thereafter;

•

a maximum consolidated leverage ratio (as defined in the Credit Agreement, as amended) measured over the receding four fiscal quarters, beginning, as of the end of the third quarter of fiscal 2014, of 4.00 to 1.00, stepping down to 3.75 to 1.00 as of the end of the fourth quarter of fiscal 2014 and thereafter to and including the third quarter of 2015, and 3.25 to 1.00 as of the end of each fiscal quarter beginning with the fourth quarter of 2015 and thereafter;

•	minimum domestic cash of $15.0 million as of the last day of any fiscal quarter and $10.0 million as of the last day of any other fiscal month from January 25, 2013 and thereafter;

•	a minimum consolidated quick ratio (as defined in the Credit Agreement, as amended) of 1.10 to 1.00 as of the end of each fiscal month from January 25, 2013 and thereafter;

•

minimum consolidated adjusted EBITDA (as defined in the Credit Agreement, as amended), measured over the preceding two quarters, of $3.5 million as of the end of the fourth quarter of 2012, $2.5 million as of the end of the first quarter of 2013, $3.0 million as of the end of the second quarter of 2013, $4.0 million as of the end of the third quarter of 2013, $6.0 million as of the end of the fourth quarter of 2013, $7.0 million as of the end of the first quarter of 2014 and $8.0 million as of the end of the second quarter of 2014 and each quarter thereafter.

The Credit Agreement contains provisions requiring the following mandatory prepayments (subject to certain exceptions and limitations): (i) prepayments equal to 50% of the net cash proceeds from the issuance of capital stock by the Company’s primary operating subsidiary (or any of its subsidiaries); (ii) prepayments equal to 100% of the net cash proceeds from the incurrence of any indebtedness by the Company’s primary operating subsidiary over $250,000; (iii) prepayments equal to the net cash proceeds from certain asset sales or insurance or condemnation recoveries; and (iv) annual prepayments in an amount equal to (a) 33% of excess cash flow (as defined in the Credit Agreement, as amended) if the aggregate outstanding principal amount of the Term Loan equals or exceeds $20.0 million and (b) 25% of excess cash flow if the aggregate outstanding principal amount of the Term Loan equals or exceeds $10.0 million but is less than $20.0 million.

The Credit Agreement also restricts the Company from declaring or paying any cash dividends.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

As of December 28, 2012, the Company’s term loan and revolver balances were $36.7 million and $38.9 million, respectively, which are net of debt issuance costs of $878,000 and $826,000, respectively for a total debt balance of $75.6 million. The Company analyzed the Credit Agreement and determined that the outstanding balance of revolver debt should be classified as short-term due to acceleration clauses in the agreement.

6. Income Taxes

U.S. and foreign components of income (loss) before income taxes were (in thousands):

	Year Ended
	December 28, 2012	December 30, 2011	December 31, 2010
U.S. operations	$(5,546)	$4,839	$14,585
Foreign operations	12,243	17,601	10,225

Total pretax income	$6,697	$22,440	$24,810

The provision for taxes on income consisted of the following (in thousands):

	Year Ended
	December 28, 2012	December 30, 2011	December 31, 2010
Current:
Federal	$537	$1,503	$2,241
State	139	324	1,186
Foreign	3,608	3,157	1,766

Total current	4,284	4,984	5,193

Deferred:
Federal	(2,141)	(4,257)	—
State	(418)	(2,282)	—
Foreign	(181)	261	(480)

Total deferred	(2,740)	(6,278)	(480)

Total provision (benefit)	$1,544	$(1,294)	$4,713

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Significant components of net deferred tax assets and deferred tax liabilities for federal and state income taxes were as follows (in thousands):

	December 28, 2012	December 30, 2011
Net current deferred tax asset (liability):
Inventory valuation and basis difference	$2,236	$1,347
Other accrued expenses	804	742
State taxes	(119)	(77)

	2,921	2,012
Valuation allowance	(65)	(20)

Net current deferred tax asset	2,856	1,992

Net non-current deferred tax asset (liability):
Deferred rent	5	8
Other accrued expenses	4,755	3,183
Depreciation	1,187	842
Net operating losses	2,271	1,853
State taxes	(798)	(699)

	7,420	5,187
Valuation allowance	(786)	(421)

Net non-current deferred tax asset:	6,634	4,766

Net deferred tax assets	$9,490	$6,758

The effective tax rate differs from the federal statutory tax rate as follows:

	Year Ended
	December 28, 2012	December 30, 2011	December 31, 2010
Federal income tax provision at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	(2.8)%	0.8%	3.2%
Effect of foreign operations	(15.8)%	(11.4)%	(9.3)%
Valuation allowance	6.1%	(29.8)%	(5.0)%
Other	1.6%	0.6%	(3.9)%

Effective income tax rate	23.1%	(5.8)%	19.0%

The provision for the year ended December 28, 2012, includes an increase of $0.4 million to the valuation allowance on the deferred tax assets of one of its China subsidiaries as a result of an increase in deferred tax assets for which there is a full valuation allowance. The provision for the year ended December 30, 2011, includes a partial release of valuation allowance of $6.7 million (see discussion below). The provision for the year ended December 31, 2010, includes a reversal of $0.9 million of previously established tax liability related to the Company’s uncertain tax positions due to the finalization of the Company’s tax returns for the period 2006 through 2009 by the Internal Revenue Service, and a partial release of valuation allowance of $1.2 million (see discussion below).

Undistributed earnings of the Company’s foreign subsidiaries at December 28, 2012 are considered to be indefinitely reinvested and no provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Balance as of January 1, 2010	$920
Increases related to prior year tax positions	2
Expiration of the statute of limitations for the assessment of taxes	(883)

Balance as of December 31, 2010	$39
Increases related to prior year tax positions	108
Increases related to current year tax positions	24
Expiration of the statute of limitations for the assessment of taxes	(39)

Balance as of December 30, 2011	$132
Increases related to prior year tax positions	0
Increases related to current year tax positions	13
Expiration of the statute of limitations for the assessment of taxes	(36)

Balance as of December 28, 2012	$109

The Company’s gross liability for unrecognized tax benefits as of December 28, 2012, December 30, 2011 and December 31, 2010 was $109,000, $132,000 and $39,000, respectively. Increases or decreases to interest and penalties on uncertain tax positions are included in income tax provision (benefit) in the Consolidated Statements of Operations. Interest related to uncertain tax positions were $8,000 for the periods ended December 28, 2012, $10,000 for the periods ended December 30, 2011 and $7,000 for the periods ended December 31, 2010. Although it is possible some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

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

As of December 28, 2012, the Company maintained a full valuation allowance on one of its China subsidiaries in the amount of $0.9 million as the Company believes it is more likely than not that the deferred tax asset will not be realized. In order to reverse a valuation allowance, accounting principles generally accepted in the United States of America suggests that the Company review the cumulative income/loss in recent years as well as determine the Company’s ability to generate sufficient future taxable income to realize the Company’s net deferred tax assets During the fourth quarter of fiscal 2011 the Company reversed all of the valuation allowance related to the Company’s U.S. federal and state deferred tax assets in the amount of $6.7 million as the Company determined that it was more likely than not that it would generate sufficient taxable income to realize its deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company’s 2009 through 2011 federal income tax returns are open to audit through the statute of limitations by the Internal Revenue Service. The Company’s 2008 through 2012 state income tax returns are open to audit by the California Franchise Tax Board. The Company is also subject to examination in various other jurisdictions for various periods. The Company’s federal returns are still open for fiscal years 2004 through 2007 due to the carryback of losses.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company is currently experiencing a tax holiday related to its Singapore subsidiary that will expire for tax years beginning January 2015. The Company’s Singapore subsidiary recorded a net profit, considered insignificant by the Company, for the year ended December 28, 2012.

7. Stockholders’ Equity

Stock Repurchase Plan — On July 24, 2008, the Board of Directors approved a stock repurchase program for up to $10.0 million. The Company commenced the repurchase of its common stock on August 4, 2008. The total number of shares repurchased and related cost of the stock repurchase program were 601,994 shares at a cost of $3,337,000, or an average cost of $5.54 per share. The Company did not repurchase stock during any of the fiscal years ended December 31, 2010, December 30, 2011 and December 28, 2012.

8. Employee Benefit Plans

Stock Options — On February 20, 2003, the Company adopted the 2003 Stock Incentive Plan (the “2003 Incentive Plan”) which was subsequently amended and restated. The Company has reserved 4,515,239 shares of its common stock for issuance under the 2003 Incentive Plan, as amended and restated. The 2003 Incentive Plan provides for the issuance of options and other stock-based awards. Options are generally granted at fair value at the date of grant as determined by the Board of Directors, have terms up to ten years and generally vest over four years. At December 28, 2012, 547,805 shares were available for future grants under the 2003 Incentive Plan.

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

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Option activity under the 2003 Incentive Plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)
Outstanding, January 1, 2010	2,894,462	$5.38	6.99	$8,543

Granted	66,000	3.01
Exercised	(646,671)	2.59
Cancelled	(330,828)	6.32

Outstanding, December 31, 2010	1,982,963	$6.07	5.96	$8,130

Granted	—	—
Exercised	(269,017)	3.16
Cancelled	(59,255)	6.07

Outstanding, December 30, 2011	1,654,691	$6.54	5.02	$2,776

Granted	0	0
Exercised	(127,904)	1.28
Cancelled	(12,674)	7.55

Outstanding, December 28, 2012	1,514,113	$6.98	4.02	$1,445

Options exercisable and expected to vest, December 28, 2012	1,512,816	$6.98	4.02	$1,442
Options exercisable, December 28, 2012	1,463,797	$7.14	3.94	$1,322

The following table summarizes information with respect to options outstanding and exercisable at December 28, 2012:

Range of Exercise Price	Shares Outstanding	Weighted Average Remaining Average Life (Years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$1.00 – 1.17	384,210	5.82	$1.12	353,624	$1.12
$2.93 – 6.43	126,710	5.83	4.34	108,126	4.41
$6.55 – 6.55	388,323	2.36	6.55	388,323	6.55
$6.61 – 12.38	319,720	2.90	8.47	318,574	8.47
$12.99 – 14.90	295,150	4.30	14.68	295,150	14.68

Grand Total	1,514,113	4.02	$6.98	1,463,797	$7.14

For the fiscal years 2012, 2011 and 2010, the intrinsic value of the Company’s exercised stock options was $0.7 million, $2.2 million, and $4.6 million, respectively. For the fiscal years 2012, 2011 and 2010, the Company’s vested share recognized expense was $0.2 million, $0.3 million and $2.2 million, respectively. As of December 28, 2012, $0.1 million of unrecognized stock-based compensation cost, net of estimated forfeitures, related to options remains to be amortized and is expected to be recognized over an estimated period of 0.4 years.

Restricted Stock Units and Restricted Stock Awards — In fiscal years 2012, 2011, and 2010, the Company granted 30,000, 37,500 and 30,000 shares, respectively, of common stock to its board members under the 2003 Incentive Plan. Restricted shares vest on the earlier of 1) the next Annual Shareholder Meeting, or 2) 365 days

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

from date of grant. The total unamortized expense of the Company’s unvested restricted stock awards as of December 28, 2012, is approximately $0.1 million. During the first quarter of fiscal year 2008, the Company began granting Restricted Stock Units (RSU’s) to employees as part of the Company’s long term equity compensation plan. These RSU’s are granted to employees with a per share or unit purchase price of zero dollars and either have time based or performance based vesting (PSU’s). RSU’s typically vest over three years, subject to the employee’s continued service with the Company. The expected cost of the grant is recognized over the service period, and is reduced for estimated forfeitures. During the year ended December 28, 2012, the Company approved and granted 452,975 RSU’s to employees with a weighted average fair value of $8.01 per share and 110,375 PSU’s with a weighted average fair value of $8.73 per share. All of the PSU’s granted in fiscal 2012 have been cancelled as none of the performance criteria for vesting was met. As of December 28, 2012, $5.6 million of unrecognized stock-based compensation cost, net of estimated forfeitures, related to RSU’s remains to be amortized and is expected to be recognized over an estimated period of 1.6 years. The unvested amount is subject to forfeiture, until fully vested. At December 28, 2012, 1,282,706 shares were subject to forfeiture.

The following table summarizes the Company’s restricted stock unit and restricted stock award activity thru the year ended December 28, 2012:

	Number of Shares	Aggregate Intrinsic Value (000’s)
Unvested restricted stock units and restricted stock awards at December 31, 2010	796,806
Granted	794,550
Vested	(317,763)
Forfeited	(104,726)

Unvested restricted stock units and restricted stock awards at December 30, 2011	1,168,867
Granted	593,350
Vested	(392,720)
Forfeited	(56,791)

Unvested restricted stock units and restricted stock awards at December 28, 2012	1,312,706	$6,143

Vested and expected to vest restricted stock units and restricted stock awards	1,169,614	$5,474

Employee Stock Purchase Plan — In 2004 the Company adopted an Employee Stock Purchase Plan (“ESPP”) and is authorized to issue 555,343 shares of common stock under the ESPP. The ESPP permits employees to purchase common stock at a discount through payroll withholdings at certain specified dates (purchase period) within a defined offering period. The purchase price is 95% of the fair market value of the common stock at the end of the purchase period and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. There were 31,511 shares issued under the ESPP during the year ended December 28, 2012.

Employee Savings and Retirement Plan — The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all employees who meet certain eligibility requirements. Participants could elect to contribute to the 401(k) Plan, on a pre-tax basis, up to 25% of their salary to a maximum of $16,500. The Company may make matching contributions of up to 3% of employee contributions based upon eligibility. The Company made approximately $0.7 million, $0.6 million, and $0.6 million discretionary employer contributions to the 401(k) Plan in the years ended December 28, 2012, December 30, 2011 and December 31, 2010, respectively.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

9. Net Income Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands):

	Year Ended
	December 28, 2012	December 30, 2011	December 31, 2010
Numerator:
Net income	$5,153	$23,734	$20,097
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	25,698	22,689	21,799

Shares used in computation — diluted:
Weighted average common shares outstanding	25,698	22,689	21,799
Dilutive effect of common shares outstanding subject to repurchase	244	241	208
Dilutive effect of options outstanding	319	507	968

Shares used in computing diluted net income per share	26,261	23,437	22,975

Net income per share — basic	$0.20	$1.05	$0.92
Net income per share — diluted	$0.20	$1.01	$0.87

The Company had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive. Such outstanding securities consist of the following (in thousands):

	Year Ended
	December 28, 2012	December 30, 2011	December 31, 2010
Outstanding options	1,514	1,655	1,983

10. Segment Information

The Company operates in one reportable segment and is engaged in the development, manufacture and supply of critical subsystems for the semiconductor capital equipment, flat panel, medical, energy and research industries. Multiple operating segments were aggregated into one reportable segment as the nature of the Company’s products and production processes, as well as type of customers and distribution methods, is consistent among all of the Company’s products. The Company’s foreign operations are conducted primarily through its wholly-owned subsidiaries in China and Singapore. The Company’s principal markets include North America, Asia and, to a lesser degree, Europe. Sales by geographic area represent sales to unaffiliated customers.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth revenue by geographic area (in thousands):

	Year Ended
Sales	December 28, 2012	December 30, 2011	December 31, 2010
United States	$313,758	$357,306	$399,830
China	24,664	23,564	20,424
Singapore	62,143	52,608	13,359
Other Asia	2,772	12,069	7,697
Europe	93	7,092	1,824

Total	$403,430	$452,639	$443,134

At December 28, 2012 and December 30, 2011, approximately $4.3 million and $5.4 million, respectively, of the Company’s long-lived assets were located in China and Singapore, and the remaining balances were located in the United States.

11. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $25.2 million at December 28, 2012.

The Company also leases properties domestically in Hayward, California, Austin, Texas, Chandler, Arizona, and South San Francisco, CA and overseas in China, Singapore and the Philippines. The Company’s total remaining future minimum lease payments as of December 28, 2012, over the remaining terms of these leases will be approximately $24.2 million.

During the fourth quarter 2012 the Company amended its Hayward, California lease to extend the lease from 2015 to 2022.

The Company leases certain of its facilities under non-cancelable leases, which expire on various dates through 2022. As of December 29, 2012, future minimum payments under these operating leases were as follows (in thousands):

Fiscal year
2013	$3,928
2014	3,681
2015	3,241
2016	2,658
2017	2,129
Thereafter	8,571

Total minimum lease payments	$24,203

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of the various legal proceedings and claims cannot be predicted with certainty, the Company has not had a history of outcomes to date that have been material to the statement of operations and does not believe that any of these proceedings or other claims will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

12. Unaudited Quarterly Financial Results

	First Quarter	Second Quarter as Previously Reported	Second Quarter Corrections		Second Quarter as Corrected	Third Quarter as Previously Reported	Third Quarter Corrections		Third Quarter as Corrected	Fourth Quarter	Fiscal Year
	(In thousands, except per share data)
Fiscal Year 2012
Sales	$110,565	$101,949	$—		$101,949	$100,849	$—		$100,849	$90,067	$403,430
Gross profit	15,660	14,254	—		14,254	14,323	—		14,323	11,551	55,788
Operating expenses	9,393	9,338	454	(a)	9,792	15,750	(761	)(a),(b)	14,989	12,655	47,136
Income from operations	6,267	4,916	(454)		4,462	(1,427)	761		(666)	(1,411)	8,345
Income tax provision (benefit)	1,502	979	679	(c),(d)	1,658	(539)	184	(d)	(356)	(398)	1,544
Net income (loss)	4,660	3,923	(1,133)		2,790	(1,701)	577		(1,124)	(1,729)	5,153
Earnings per share — basic	0.20	0.17	(0.05)		0.12	(0.06)	0.02		(0.04)	(0.04)	0.20
Earnings per share — diluted	0.20	0.17	(0.05)		0.12	(0.06)	0.02		(0.04)	(0.04)	0.20

	First Quarter	Second Quarter				Third Quarter				Fourth Quarter*	Fiscal Year*
Fiscal Year 2011
Sales	$126,719	$133,741				$105,306				$86,873	$452,639
Gross profit	17,552	18,993				12,852				9,595	58,992
Operating expenses	9,365	9,500				8,542				8,039	35,446
Income from operations	8,187	9,493				4,310				1,556	23,546
Income tax provision (benefit)	1,999	2,168				880				(6,341)	(1,294)
Net income (loss)	5,820	6,958				3,155				7,801	23,734
Earnings per share — basic	0.26	0.31				0.14				0.34	1.05
Earnings per share — diluted	0.25	0.30				0.14				0.34	1.01

*	Net income for the fourth quarter and fiscal year 2011 includes the effect of a $6.7 million reversal of a deferred tax valuation allowance.

In the above table, management has made certain corrections to amounts previously reported for the quarters ended June 29, 2012 and September 29, 2012. These corrections relate to:

a)	$454,000 of costs associated with the acquisition of AIT that were capitalized at June 29, 2012 and expensed in the quarter ended September 29, 2012, which should have been expensed in the quarter ended June 29, 2012;

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

b)	the reversal of $307,000 of expense associated with performance equity awards that was recorded in the quarter ended December 28, 2012, but should have been recorded in the quarter ended September 29, 2012; and,

c)	foreign tax payments of $770,000 that were recorded as a reduction of other current liabilities as of June 29, 2012 and September 28, 2012, and expensed in the quarter ended December 28, 2012, but should have been expensed in the quarter ended June 29, 2012.

d)	the tax effect of items a) and b) above.

The Company has concluded that, due to the nature of the affected expenses as described above, these corrections are not material to the interim financial statements for the three and six month periods ended June 29, 2012, and three and nine month periods ended September 29, 2012. The Company will record such corrections in its 2012 interim financial statements for the periods ended June 29, 2012 and September 29, 2012 to be included in its reports on Form 10-Q for the second and third quarters of fiscal 2013.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 28, 2012. Based upon the evaluation, our management, including our CEO and our CFO, concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our CEO and CFO, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurring during the fourth quarter of fiscal year 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fourth quarter of fiscal year 2012.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our assessment excluded internal control over financial reporting at American Integration Technologies LLC, which was acquired on July 3, 2012 and whose financial statements constitute 16% of the Company’s consolidated revenue for the year ended December 28, 2012. We will include this acquired entity in our assessment of the effectiveness of internal controls over financial reporting in the fiscal year 2013 annual management report, the annual management report following the first anniversary of the acquisition. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 28, 2012.

The effectiveness of our internal control over financial reporting as of December 28, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ultra Clean Holdings, Inc.

Hayward, California

We have audited the internal control over financial reporting of Ultra Clean Holdings, Inc. and subsidiaries (the “Company”) as of December 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at American Integration Technologies LLC (“AIT”), which was acquired on July 3, 2012, and whose financial statements constitute 16% of the Company’s consolidated revenue for the year ended December 28, 2012. Accordingly, our audit did not include the internal control over financial reporting at AIT. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 28, 2012 of the Company and our report dated March 13, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 13, 2013

Item 9B.	Other Information

None.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2013 Annual Meeting of Stockholders.

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item concerning directors, including our audit committee financial expert, is incorporated by reference to the section entitled, “Election of Directors” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

For information with respect to Executive Officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers.”

The information required by this item with respect to Section 16(a) beneficial reporting compliance is incorporated by reference to the section entitled, “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

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

The information required by this item regarding the security ownership of certain beneficial owners is incorporated by reference to the sections entitled “Executive Officer Compensation” and “Election of Directors” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

The table below summarizes our equity plan information as of December 28, 2012:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) (1) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:	1,514,113	$6.98	547,805
Equity compensation plans not approved by security holders	—	—	—

Total	1,514,113	$6.98	547,805

(1)	Consists of the Amended and Restated Stock Incentive Plan and, for purposes of column (c), the Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Party Transactions” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section entitled “Ratification of the Appointment of Our Independent Registered Public Accounting Firm” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

1. Financial Statements:

2. Financial statement schedules not listed have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

Exhibit Index

2.1	Agreement and Plan of Merger dated as of October 30, 2002, among Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., Mitsubishi Corporation, Mitsubishi International Corporation and Clean Merger Company(a)

2.2	Agreement and Plan of Merger and Reorganization dated as of June 29, 2006 by and among Sieger Engineering, Inc., Leonid Mezhvinsky, Ultra Clean Holdings, Inc., Bob Acquisition Inc., Pete Acquisition LLC, Leonid and Inna Mezhvinsky as trustees of the Revocable Trust Agreement of Leonid Mezhvinsky and Inna Mezhvinsky dated April 26, Joe and Jenny Chen as trustees of the Joe Chen and Jenny Chen Revocable Trust dated 2002, Victor Mezhvinsky, Victor Mezhvinsky as trustee of the Joshua Mezhvinsky 2004 Irrevocable Trust under Agreement dated June 4, 2004, David Hongyu Wu and Winnie Wei Zhen Wu as trustees of the Chen Minors Irrevocable Trust, Frank Moreman and Leonid Mezhvinsky as Sellers’ Agent(g)

2.3	Agreement and Plan of Merger, dated as of May 18, 2012, among American Integration Technologies, LLC, AIT Holding Company LLC, Ultra Clean Holdings, Inc. and Element Merger Subsidiary, LLC(r)

3.1	Amended and Restated Certificate of Incorporation of Ultra Clean Holdings, Inc.(b)

3.2	Amended and Restated Bylaws of Ultra Clean Holdings, Inc.(i)

4.1	Amended and Restated Registration Rights Agreement dated as of June 29, 2006 among Ultra Clean, FP-Ultra Clean L.L.C. and the Sieger Shareholders(g)

4.2	Lock-Up and Standstill Agreement, dated July 3, 2012, among Ultra Clean Holdings, Inc., AIT Holding Company LLC, HLHZ AIT Holdings, L.L.C. and Houlihan Lokey, Inc.(s)

4.3	Registration Rights Agreement, dated July 3, 2012, among Ultra Clean Holdings, Inc. and AIT Holding Company LLC(s)

4.4	Specimen Stock Certificate(c)

10.1†	Amended and Restated 2003 Stock Incentive Plan (Amended as of June 10, 2010)(d)

10.2†	Form of Stock Option Agreement(c)

10.3	Credit Agreement, dated as of July 3, 2012, among Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., American Integration Technologies LLC, Ultra Clean Asia Pacific Pte. Ltd., the several lenders from time to time party thereto, Silicon Valley Bank and U.S. Bank National Association(t)

10.4	Guarantee and Collateral Agreement in favor of Silicon Valley Bank, dated as of July 3, 2012, made by Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc.,
American Integration Technologies LLC, Ultra Clean Asia Pacific Pte. Ltd., UCT Sieger Engineering LLC, Integrated Flow Systems LLC and the other Grantors referred to therein and from time to time party thereto(t)

10.5	Amendment and Waiver Agreement, dated as of February 15, 2013, among the Company, certain of the Company’s subsidiaries, Silicon Valley Bank and the several other banks and financial institutions or entities party thereto(u)

10.6†	Employee Stock Purchase Plan (Restated as of October 21, 2004)(e)

10.7†	Form of Indemnification Agreement between Ultra Clean Holdings, Inc. and each of its directors and executive officers(b)

10.8†	Form of Award Agreement(c)

10.9†	Severance Policy for Executive Officers (revised) (l)

10.10†	Form of Restricted Stock Unit Award Agreement(j)

10.11†	Separation Agreement dated as of December 31, 2007 between the Company and Leonid Mezhvinsky(k)

10.12†	Change of Control Severance Agreement dated as of July 28, 2008 by and between Ultra Clean Holdings, Inc. and Clarence L. Granger(l)

10.13†	Change of control Severance Agreement dated as of July 21, 2009 by and between Ultra Clean Holdings, Inc. and Kevin C. Eichler(m)

10.14†	Separation and Release Agreement between Ultra Clean Holdings, Inc. and David Savage (o)

10.15†	Offer Letter between the Company and Gino Addiego dated February 17, 2011(p)

10.16†	Change of Control Severance Agreement dated as of March 1, 2011, by and between Ultra Clean Holdings, Inc. and Gino Addiego(q)

21.1	Subsidiaries of Ultra Clean Holdings, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XB RL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11904), filed January 14, 2004.
(b)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 2, 2004.
(c)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 8, 2004.
(d)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-167530), filed June 15, 2010.
(e)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2004.
(f)	Not used.
(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 6, 2006.
(h)	Not used.
(i)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed August 3, 2009.

(j)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2007.
(k)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 28, 2008.
(l)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2009.
(m)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended October 2, 2009.
(n)	Not used.
(o)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
(p)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed March 7, 2011.
(q)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 30, 2012.
(r)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed May 23, 2012.
(s)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 29, 2012.
(t)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 10, 2012.
(u)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed March 22, 2012.
†	Denotes management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultra Clean Holdings, Inc.

By:	/s/ CLARENCE L. GRANGER
Clarence L. Granger
Chairman & Chief Executive Officer

Date: March 13, 2013

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

Signature	Title	Date
/s/ CLARENCE L. GRANGER Clarence L. Granger	Chairman & Chief Executive Officer (Principal Executive Officer) and Director	March 13, 2013

/S/ KEVIN C. EICHLER Kevin C. Eichler	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2013

/S/ LEONID MEZHVINSKY Leonid Mezhvinsky	Director	March 13, 2013

/S/ JOHN CHENAULT John Chenault	Director	March 13, 2013

/S/ SUSAN H. BILLAT Susan H. Billat	Director	March 13, 2013

/S/ DAVID T. IBNALE David T. IbnAle	Director	March 13, 2013

Exhibit Index

2.1	Agreement and Plan of Merger dated as of October 30, 2002, among Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., Mitsubishi Corporation, Mitsubishi International Corporation and Clean Merger Company(a)

2.2	Agreement and Plan of Merger and Reorganization dated as of June 29, 2006 by and among Sieger Engineering, Inc., Leonid Mezhvinsky, Ultra Clean Holdings, Inc., Bob Acquisition Inc., Pete Acquisition LLC, Leonid and Inna Mezhvinsky as trustees of the Revocable Trust Agreement of Leonid Mezhvinsky and Inna Mezhvinsky dated April 26, Joe and Jenny Chen as trustees of the Joe Chen and Jenny Chen Revocable Trust dated 2002, Victor Mezhvinsky, Victor Mezhvinsky as trustee of the Joshua Mezhvinsky 2004 Irrevocable Trust under Agreement dated June 4, 2004, David Hongyu Wu and Winnie Wei Zhen Wu as trustees of the Chen Minors Irrevocable Trust, Frank Moreman and Leonid Mezhvinsky as Sellers’ Agent(g)

2.3	Agreement and Plan of Merger, dated as of May 18, 2012, among American Integration Technologies, LLC, AIT Holding Company LLC, Ultra Clean Holdings, Inc. and Element Merger Subsidiary, LLC(r)

3.1	Amended and Restated Certificate of Incorporation of Ultra Clean Holdings, Inc.(b)

3.2	Amended and Restated Bylaws of Ultra Clean Holdings, Inc.(i)

4.1	Amended and Restated Registration Rights Agreement dated as of June 29, 2006 among Ultra Clean, FP-Ultra Clean L.L.C. and the Sieger Shareholders(g)

4.2	Lock-Up and Standstill Agreement, dated July 3, 2012, among Ultra Clean Holdings, Inc., AIT Holding Company LLC, HLHZ AIT Holdings, L.L.C. and Houlihan Lokey, Inc.(s)

4.3	Registration Rights Agreement, dated July 3, 2012, among Ultra Clean Holdings, Inc. and AIT Holding Company LLC(s)

4.4	Specimen Stock Certificate (c)

10.1†	Amended and Restated 2003 Stock Incentive Plan (Amended as of June 10, 2010)(d)

10.2†	Form of Stock Option Agreement(c)

10.3	Credit Agreement, dated as of July 3, 2012, among Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., American Integration Technologies LLC, Ultra Clean Asia Pacific Pte. Ltd., the several lenders from time to time party thereto, Silicon Valley Bank and U.S. Bank National Association(t)

10.4	Guarantee and Collateral Agreement in favor of Silicon Valley Bank, dated as of July 3, 2012, made by Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., American Integration Technologies LLC, Ultra Clean Asia Pacific Pte. Ltd., UCT Sieger Engineering LLC, Integrated Flow Systems LLC and the other Grantors referred to therein and from time to time party thereto(t)

10.5	Amendment and Waiver Agreement, dated as of February 15, 2013, among the Company, certain of the Company’s subsidiaries, Silicon Valley Bank and the several other banks and financial institutions or entities party thereto(u)

10.6†	Employee Stock Purchase Plan (Restated as of October 21, 2004)(e)

10.7†	Form of Indemnification Agreement between Ultra Clean Holdings, Inc. and each of its directors and executive officers(b)

10.8†	Form of Award Agreement(c)

10.9†	Severance Policy for Executive Officers (revised)(l)

10.10†	Form of Restricted Stock Unit Award Agreement(j)

10.11†	Separation Agreement dated as of December 31, 2007 between the Company and Leonid Mezhvinsky(k)

10.12†	Change of Control Severance Agreement dated as of July 28, 2008 by and between Ultra Clean Holdings, Inc. and Clarence L. Granger(l)

10.13†	Change of control Severance Agreement dated as of July 21, 2009 by and between Ultra Clean Holdings, Inc. and Kevin C. Eichler(m)

10.14†	Separation and Release Agreement between Ultra Clean Holdings, Inc. and David Savage (o)

10.15†	Offer Letter between the Company and Gino Addiego dated February 17, 2011(p)

10.16†	Change of Control Severance Agreement dated as of March 1, 2011, by and between Ultra Clean Holdings, Inc. and Gino Addiego(q)

21.1	Subsidiaries of Ultra Clean Holdings, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XB RL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11904), filed January 14, 2004.
(b)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 2, 2004.
(c)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 8, 2004.
(d)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-167530), filed June 15, 2010.
(e)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2004.
(f)	Not used.
(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 6, 2006.
(h)	Not used.
(i)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed August 3, 2009.
(j)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2007.

(k)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 28, 2008.
(l)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2009.
(m)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended October 2, 2009.
(n)	Not used.
(o)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
(p)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed March 7, 2011.
(q)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 30, 2012.
(r)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed May 23, 2012.
(s)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 29, 2012.
(t)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 10, 2012.
(u)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed March 22, 2012.
†	Denotes management contract or compensatory plan.