Form 10-K/A
period 2012-12-28
ULTRA CLEAN HOLDINGS INC
filed 2013-03-14
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Explanatory Note

Ultra Clean Holdings, Inc. is filing this Amendment No. 1 (the “Amendment”) on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 28, 2012 (the “Report”) that was filed with the Securities and Exchange Commission on March 13, 2013, for the purpose of furnishing Exhibit 101 – Interactive Data File (XBRL Exhibit), which was not included with the original filing.

This Amendment does not reflect any subsequent events occurring after the original filing date of the Report and does not modify or update in any way disclosures made in the Report except to furnish the exhibit described above that should have been attached to the original filing.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

1. Financial Statements Schedules (see Part II, Item 8 of this Annual Report on Form 10-K).

2. Exhibits: the exhibits listed in the accompanying index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultra Clean Holdings, Inc.

By:	/s/ CLARENCE L. GRANGER
Clarence L. Granger
Chairman & Chief Executive Officer

Date: March 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CLARENCE L. GRANGER Clarence L. Granger	Chairman & Chief Executive Officer (Principal Executive Officer) and Director	March 14, 2013

/S/ KEVIN C. EICHLER Kevin C. Eichler	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2013

* Leonid Mezhvinsky	Director	March 14, 2013

* John Chenault	Director	March 14, 2013

* Susan H. Billat	Director	March 14, 2013

* David T. IbnAle	Director	March 14, 2013

*By:	/s/ CLARENCE L. GRANGER
Clarence L. Granger
Attorney-in-fact

INDEX TO EXHIBITS

2.1	Agreement and Plan of Merger dated as of October 30, 2002, among Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., Mitsubishi Corporation, Mitsubishi International Corporation and Clean Merger Company(a)

2.2	Agreement and Plan of Merger and Reorganization dated as of June 29, 2006 by and among Sieger Engineering, Inc., Leonid Mezhvinsky, Ultra Clean Holdings, Inc., Bob Acquisition Inc., Pete Acquisition LLC, Leonid and Inna Mezhvinsky as trustees of the Revocable Trust Agreement of Leonid Mezhvinsky and Inna Mezhvinsky dated April 26, Joe and Jenny Chen as trustees of the Joe Chen and Jenny Chen Revocable Trust dated 2002, Victor Mezhvinsky, Victor Mezhvinsky as trustee of the Joshua Mezhvinsky 2004 Irrevocable Trust under Agreement dated June 4, 2004, David Hongyu Wu and Winnie Wei Zhen Wu as trustees of the Chen Minors Irrevocable Trust, Frank Moreman and Leonid Mezhvinsky as Sellers’ Agent(g)

2.3	Agreement and Plan of Merger, dated as of May 18, 2012, among American Integration Technologies, LLC, AIT Holding Company LLC, Ultra Clean Holdings, Inc. and Element Merger Subsidiary, LLC(r)

3.1	Amended and Restated Certificate of Incorporation of Ultra Clean Holdings, Inc.(b)

3.2	Amended and Restated Bylaws of Ultra Clean Holdings, Inc.(i)

4.1	Amended and Restated Registration Rights Agreement dated as of June 29, 2006 among Ultra Clean, FP-Ultra Clean L.L.C. and the Sieger Shareholders(g)

4.2	Lock-Up and Standstill Agreement, dated July 3, 2012, among Ultra Clean Holdings, Inc., AIT Holding Company LLC, HLHZ AIT Holdings, L.L.C. and Houlihan Lokey, Inc.(s)

4.3	Registration Rights Agreement, dated July 3, 2012, among Ultra Clean Holdings, Inc. and AIT Holding Company LLC(s)

4.4	Specimen Stock Certificate(c)

10.1†	Amended and Restated 2003 Stock Incentive Plan (Amended as of June 10, 2010)(d)

10.2†	Form of Stock Option Agreement(c)

10.3	Credit Agreement, dated as of July 3, 2012, among Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., American Integration Technologies LLC, Ultra Clean Asia Pacific Pte. Ltd., the several lenders from time to time party thereto, Silicon Valley Bank and U.S. Bank National Association(t)

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

10.5	Amendment and Waiver Agreement, dated as of February 15, 2013, among the Company, certain of the Company’s subsidiaries, Silicon Valley Bank and the several other banks and financial institutions or entities party thereto(u)

10.6†	Employee Stock Purchase Plan (Restated as of October 21, 2004)(e)

10.7†	Form of Indemnification Agreement between Ultra Clean Holdings, Inc. and each of its directors and executive officers(b)

10.8†	Form of Award Agreement(c)

10.9†	Severance Policy for Executive Officers (revised)(l)

10.10†	Form of Restricted Stock Unit Award Agreement(j)

10.11†	Separation Agreement dated as of December 31, 2007 between the Company and Leonid Mezhvinsky(k)

10.12†	Change of Control Severance Agreement dated as of July 28, 2008 by and between Ultra Clean Holdings, Inc. and Clarence L. Granger(l)

10.13†	Change of control Severance Agreement dated as of July 21, 2009 by and between Ultra Clean Holdings, Inc. and Kevin C. Eichler(m)

10.14†	Separation and Release Agreement between Ultra Clean Holdings, Inc. and David Savage(o)

10.15†	Offer Letter between the Company and Gino Addiego dated February 17, 2011(p)

10.16†	Change of Control Severance Agreement dated as of March 1, 2011, by and between Ultra Clean Holdings, Inc. and Gino Addiego(q)

21.1	Subsidiaries of Ultra Clean Holdings, Inc.(h)

23.1	Consent of Independent Registered Public Accounting Firm(h)

24.1	Power of Attorney (included on signature page to initial 10-K filing)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XB RL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11904), filed January 14, 2004.
(b)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 2, 2004.
(c)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 8, 2004.
(d)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-167530), filed June 15, 2010.
(e)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2004.
(f)	Not used.
(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 6, 2006.
(h)	Previously filed with Ultra Clean Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2012, as filed with the Securities and Exchange Commission on March 13, 2013.
(i)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed August 3, 2009.
(j)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2007.
(k)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 28, 2008.
(l)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2009.
(m)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended October 2, 2009.
(n)	Not used.
(o)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
(p)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed March 7, 2011.
(q)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 30, 2012.
(r)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed May 23, 2012.
(s)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 29, 2012.
(t)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 10, 2012.
(u)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed March 22, 2012.
†	Denotes management contract or compensatory plan.
*	Filed herewith
**	Furnished herewith