Form 10-Q
period 2013-03-29
ULTRA CLEAN HOLDINGS INC
filed 2013-05-03
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2013

or

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

Number of shares outstanding of the issuer’s common stock as of April 26, 2013: 28,368,599

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	March 29, 2013	December 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$64,943	$54,311
Accounts receivable, net of allowance of $87 and $8, respectively	49,571	50,074
Inventory	51,171	53,965
Prepaid expenses and other	6,642	6,769

Total current assets	172,327	165,119

Equipment and leasehold improvements, net	8,734	9,282
Goodwill	56,662	56,662
Purchased intangibles, net	26,203	27,702
Other non-current assets	6,486	7,164

Total assets	$270,412	$265,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$48,706	$48,706
Accounts payable	34,587	23,485
Accrued compensation and related benefits	3,194	4,611
Deferred rent, current portion	397	16
Other current liabilities	1,894	2,418

Total current liabilities	88,778	79,236

Long-term debt, net of current portion	22,056	26,934
Deferred rent and other liabilities	2,922	2,979

Total liabilities	113,756	109,149

Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 28,295,473 and 27,910,851 shares issued and outstanding, in 2013 and 2012, respectively	143,367	143,180
Common shares held in treasury, at cost, 601,944 shares in 2013 and 2012	(3,337)	(3,337)
Retained earnings	16,626	16,937

Total stockholders’ equity	156,656	156,780

Total liabilities and stockholders’ equity	$270,412	$265,929

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three months ended
	March 29, 2013	March 30, 2012
Sales	$100,464	$110,565
Cost of goods sold	86,641	94,905

Gross profit	13,823	15,660

Operating expenses:
Research and development	1,257	1,406
Sales and marketing	2,319	1,744
General and administrative	9,626	6,243

Total operating expenses	13,202	9,393

Income from operations	621	6,267

Interest and other income (expense), net	(957)	(105)

Income (loss) before provision (benefit) for income taxes	(336)	6,162
Income tax provision (benefit)	(25)	1,502

Net income (loss)	$(311)	$4,660

Net income (loss) per share:
Basic	$(0.01)	$0.20
Diluted	$(0.01)	$0.20
Shares used in computing net income per share:
Basic	27,978	23,013
Diluted	27,978	23,688

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three months ended
	March 29, 2013	March 30, 2012
Cash flows from operating activities:
Net income (loss)	$(311)	$4,660
Adjustments to reconcile net income (loss) to net cash provided operating activities:
Depreciation and amortization	806	705
Amortization of intangibles	1,499	—
Excess tax benefit from stock-based compensation	(71)	—
Amortization of debt issuance costs	122	—
Stock-based compensation	1,320	1,252
Changes in assets and liabilities:
Accounts receivable, net of allowance	599	(7,923)
Inventory	2,794	(5,525)
Prepaid expenses and other	127	674
Deferred income taxes net and other non-current assets	4	(3)
Accounts payable	10,993	9,425
Accrued compensation and related benefits	(1,417)	165
Other liabilities	(198)	469

Net cash provided by operating activities	16,267	3,899

Cash flows used in investing activities:
Purchases of equipment and leasehold improvements	(245)	(214)

Net cash used in investing activities	(245)	(214)

Cash flows used in financing activities:
Proceeds from revolving credit facility	14,000	19,482
Principal payments on revolving credit facility, term debt and capital lease obligations	(19,002)	(20,394)
Excess tax benefit from stock-based compensation	71	—
Employees’ taxes paid upon vesting of restricted stock units	(507)	(251)
Proceeds from issuance of common stock	48	93

Net cash used in financing activities	(5,390)	(1,070)

Net increase in cash	10,632	2,615
Cash and cash equivalents at beginning of period	54,311	52,155

Cash and cash equivalents at end of period	$64,943	$54,770

Supplemental items:
Cash paid during the period:

Income taxes	$218	$94
Interest	$726	$130
Non-cash activities:
Restricted stock issued	$2,624	$2,439
Fixed asset purchases in accounts payable	$122	$20

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

Basis of Presentation — The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). This financial information reflects all adjustments which are, in the opinion of the Company, normal, recurring and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with GAAP, have been condensed or omitted. The Company’s December 28, 2012, balance sheet data was derived from audited financial statements as of that date.

In July 2012, the Company completed its acquisition of American Integration Technologies LLC (“AIT”). Beginning in the third quarter of fiscal 2012, the acquired business is included in the Company’s consolidated results of operations.

Principles of Consolidation — The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and all intercompany accounts and transactions have been eliminated in consolidation.

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

Use of Accounting Estimates — The presentation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. Actual amounts may differ from those estimates.

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

Significant sales to customers — The Company had significant sales to four customers, each of which accounted for 10% or more of sales for the three months ended March 29, 2013. The Company had significant sales to two customers, each of which accounted for 10% or more of sales for the three months ended March 30, 2012. Sales to each of these customers as a percentage of total sales were as follows:

	Three months ended
	March 29, 2013	March 30, 2012
Applied Materials, Inc. (1)	36.9%	43.0%
Lam Research Corporation (2)	28.6%	39.2%
ASM International (3)	12.3%	—
Intuitive Surgical, Inc.	10.6%	—

Total	88.4%	82.2%

(1)	In November 2011, Applied Materials Inc. completed the acquisition of Varian Semiconductor Equipment Associates, Inc., one of the Company’s customers. The sales percentages for Applied Materials, Inc. in both periods presented reflect the inclusion of sales to Varian Semiconductor Equipment Associates, Inc., for comparison purposes.

(2)	In June 2012, Lam Research Corporation completed the acquisition of Novellus Systems, Inc., one of the Company’s customers. The sales percentages for Lam Research Corporation for the three months ended March 30, 2012, have been updated to reflect the inclusion of sales to Novellus Systems, Inc., for comparison purposes.
(3)	Sales to ASM International are the result of the Company’s acquisition of AIT during the third quarter of 2012, and, therefore, there were no sales to ASM International during the same period of the prior year.

Three customers’ accounts receivable balances- Applied Materials, Inc., Lam Research Corporation and ASM International- were individually greater than 10% of accounts receivable as of March 29, 2013, and, in the aggregate, represented approximately 75% of accounts receivable. Three customers’ accounts receivable balances- Applied Materials, Inc., Lam Research Corporation and ASM International- were individually greater than 10% of accounts receivable as of December 28, 2012 and, in the aggregate, represented approximately 84% of accounts receivable.

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

The Company’s only financial asset measured at fair value on a recurring basis is an overnight sweep account invested in money market funds which are presented as cash and cash equivalents with a carrying value and fair value of $27.6 million at March 29, 2013, based on Level 2 inputs. The Company’s only financial liability measured at fair value is our credit facility. Specifically, our long term debt was based on level 2 inputs and fair value was determined using quoted prices for similar liabilities in inactive markets and our outstanding borrowings under our revolving credit facility were based on level 2 inputs and fair value was determined using inputs other than quoted prices that are observable, specifically, discounted cash flows of expected payments at current borrowing rates. Our carrying value approximates fair value for our long term debt and revolving credit facility.

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

The determination of the Company’s tax provision is subject to judgments and estimates. The carrying value of the Company’s net deferred tax assets, which is made up primarily of tax deductions, assumes it will be able to generate sufficient future income to fully realize these deductions. In determining whether the realization of these deferred tax assets may be impaired, the Company makes judgments with respect to whether it is likely to generate sufficient future taxable income to realize these assets. The Company has a valuation allowance on the deferred tax assets of one of its China subsidiaries in the amount of $851,000 as of March 29, 2013 and December 28, 2012.

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

	Three months ended
	March 29, 2013	March 30, 2012
Beginning balance	$152	$350
Change in reserve	(17)	31
Warranty claims	(20)	(39)

Ending balance	$115	$342

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

Net Income (loss) per Share — Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options and restricted stock using the treasury stock method, except when such shares are anti-dilutive (see Note 7 to Condensed Consolidated Financial Statements).

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

Stock-based compensation expense includes compensation costs related to estimated fair values of stock options and awards granted. The estimated fair value of the Company’s equity-based awards, net of expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis over a weighted average period of four years for stock options (three years for restricted stock units and one year for restricted stock awards) and will be adjusted for subsequent changes in estimated forfeitures and future option grants.

The Company applies the fair value recognition provisions based on the FASB’s guidance regarding stock-based compensation. The exercise price of each stock option equals the market price of the Company’s stock on the date of grant. The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting periods on a straight-line basis over the applicable vesting period and will be adjusted for subsequent changes in estimated forfeitures and future option grants. Most options are scheduled to vest over four years and expire no later than ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected term of the awards; the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company estimates the expected term of share-based awards granted based on the Company’s historical option term experience. The Company estimates the volatility of its common stock based upon the Company’s historical stock price volatility over the length of the expected term of the options. The Company bases the risk-free interest rate that it uses in the option valuation model on U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. The Company also considers, each quarter, whether there have been any significant changes in facts and circumstances that would affect its forfeiture rate.

Stock Options

Stock option activity for the three months ended March 29, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 2012	1,514,113	$6.98	4.0	$1,444,653
Granted	—	—
Exercised	(42,314)	$1.13
Canceled	(8,673)	$8.74

Outstanding at March 29, 2013	1,463,126	$7.14	3.7	$2,113,305

Vested or expected to vest at March 29, 2013	1,462,839	$7.14	3.7	$2,112,685

Exercisable at March 29, 2013	1,451,050	$7.16	3.7	$2,084,295

There were no options granted by the Company during either of the three month periods ended March 29, 2013 and March 30, 2012.

The total unamortized expense of the Company’s unvested options, net of forfeitures, as of March 29, 2013, was less than $0.1 million.

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

Restricted Stock Units — RSU’s are granted to employees with a per share or unit purchase price of zero dollars and either have time based or performance based vesting. RSU’s typically vest over three years, subject to the employee’s continued service with the Company. For purposes of determining compensation expense related to these RSU’s, the fair value is determined based on the closing market price of the Company’s common stock on the date of award. The expected cost of the grant is reflected over the service period, and is reduced for estimated forfeitures. The Company granted 193,200 RSU’s during the quarter ended March 29, 2013, with a weighted average fair value of $5.39 per share and the Company granted 548,900 RSU’s (including 110,375 performance stock units) during the quarter ended March 30, 2012, with a weighted average fair value of $8.21 per share. During the three months ended March 29, 2013, 82,949 vested shares were withheld to satisfy withholding tax obligations, resulting in the net issuance of 139,258 shares. As of March 29, 2013, $5.0 million of stock-based compensation cost, net of forfeitures, related to RSU’s remains to be amortized, of which substantially all is expected to be recognized over an estimated period of less than three years. As of March 29, 2013, a total of 926,917 RSU’s remain outstanding with an aggregate intrinsic value of $6.0 million and a weighted average remaining contractual term of 1.4 years.

Restricted Stock Awards —The total unamortized expense of the Company’s unvested restricted stock awards as of March 29, 2013, was less than $0.1 million.

The following table summarizes the Company’s restricted stock unit and restricted stock award activity for the three months March 29, 2013:

Number of Shares
Unvested restricted stock units and restricted stock awards at December 28, 2012	1,312,706
Granted	193,200
Vested	(425,257)
Forfeited	(123,732)

Unvested restricted stock units and restricted stock awards at March 29, 2013	956,917

The following table shows the Company’s stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three months ended
	March 29, 2013	March 30, 2012
Cost of sales (1)	$417	$393
Research and development	88	79
Sales and marketing	132	94
General and administrative	683	686

	1,320	1,252
Income tax benefit	(223)	(305)

Total stock-based compensation expense	$1,097	$947

(1)	As of March 29, 2013 and March 30, 2012, there were no stock-based compensation expenses capitalized in inventory.

2. Balance Sheet Information (in thousands)

Inventory consisted of the following (in thousands):

	March 29, 2013	December 28, 2012
Raw materials	$41,905	$47,825
Work in process	13,937	9,994
Finished goods	1,341	2,349

	57,183	60,168
Reserve for excess and obsolete	(6,012)	(6,203)

Total	$51,171	$53,965

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	March 29, 2013	December 28, 2012
Computer equipment and software	$8,367	$8,148
Furniture and fixtures	1,694	1,682
Machinery and equipment	8,486	8,597
Leasehold improvements	10,145	10,092

	28,692	28,519
Accumulated depreciation and amortization	(19,958)	(19,237)

Total	$8,734	$9,282

3. Acquisition

On July 3, 2012, the Company completed the acquisition of American Integration Technologies LLC (“AIT”), a supplier of critical subsystems to the semiconductor capital equipment, medical, energy, industrial and aerospace industries, for approximately $75.3 million in cash and 4.5 million shares of newly issued common stock valued at $29.6 million for a total purchase price of $104.9 million. The acquisition serves to increase the Company’s competitive position and market share, as it resulted in an expansion and diversification of the Company’s customer base and product and service portfolio. By acquiring AIT’s complementary product and service portfolio and well established customers, the Company will be able to immediately go to market with a more complete and integrated solution. The Company financed the cash portion of the merger, and repaid existing indebtedness, by borrowing a total of $79.8 million under a new senior secured credit facility, of which $40.0 million represents borrowings under a term loan and $39.8 million represents borrowings under a revolving credit facility. See further discussion of the borrowing arrangements in Note 5.

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

The excess of purchase price over the aggregate fair values was recorded as goodwill. Although goodwill is not amortized for financial accounting purposes, it is amortized for tax purposes over fifteen years. The Company determined the preliminary fair values assigned to identifiable intangible assets acquired based on its consideration of a number of inputs, including an independent third party analysis that was based upon estimates and assumptions provided by the Company. These estimates and assumptions were determined through established and generally accepted valuation techniques. In determining the fair value of the identifiable intangible assets, the Company considered, among other factors, the best use of acquired assets, analyses of historical financial performance and estimates of future performance of AIT’s products. The fair values of identifiable intangible assets were calculated considering market participant expectations and using an income approach. The rates utilized to discount estimated net cash flows to their present values were based on a weighted average cost of capital of 12.5% and a long term growth rate of 4%. This discount rate was determined after consideration of the rate of return on debt capital and equity that typical investors would require from an investment in companies similar in size and operating in similar markets as AIT. The estimated fair value of the tangible and intangible assets acquired was allocated at AIT’s acquisition date. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to non-income based taxes and residual goodwill. During the measurement period, which can be no more than one year from the date of acquisition, we expect to continue to obtain information to assist us in determining the final fair value of the net assets acquired at the acquisition date during the measurement period. The preliminary purchase price for the acquisition is allocated as follows (in thousands):

Fair Market Values
Cash and cash equivalents	$380
Accounts receivable, net	16,959
Inventories	22,774
Other current assets	381
Property and equipment, net	1,880
Goodwill	56,662
Purchased intangible assets	22,500

Total assets acquired	121,536

Accounts payable and accrued expenses	(13,807)
Other liabilities	(2,839)
Total liabilities assumed	(16,646)

Purchase price allocated	$104,890

Details of purchased intangible assets with finite lives were as follows as of March 29, 2013 (in thousands):

	Useful Life	Purchased Intangible Assets
	(in years)
Customer relationships	7	$19,000
Trade-name	6	1,900
Intellectual Property/Know-How	7	1,600

Total purchased intangible assets		22,500
Accumulated amortization 12/28/12		(3,786)

Carrying amount 12/28/12		18,714
Amortization for the three months ended 3/29/13		(1,498)

Carrying amount 3/29/13		$17,216

An accelerated method of amortization is used for the Customer Relationships intangible asset based on the expected pattern of future benefits. For the Tradename and Intellectual Property Know-how intangible assets a straight-line amortization method is used.

The following unaudited pro forma consolidated results of operations assume the acquisition was completed as of the beginning of the fiscal reporting periods presented. The unaudited pro forma consolidated results of operations for the three months ended March 30, 2012 combine the results of Ultra Clean and AIT, as follows (in thousands, except for per share amounts):

Net sales	$141,810
Net income	$3,418
Basic earnings per share	$0.12
Diluted earnings per share	$0.12

The unaudited pro forma results above include adjustments related to the purchase price allocation and financing of the acquisition, primarily to increase amortization for the identifiable intangible assets, to increase interest expense for the additional debt incurred to complete the acquisition, to reflect the related income tax effect and to adjust weighted shares issued as part of the acquisition. The pro forma results for the three months ended March 30, 2012 include acquisition costs of $2.0 million which are not expected to occur in future quarters. The unaudited pro forma condensed combined financial information has been prepared by management for illustrative purposes only and are not necessarily indicative of the consolidated financial position or results of income in future periods or the results that actually would have been realized had Ultra Clean and AIT been a combined company during the specified periods. The unaudited pro forma condensed combined financial information does not reflect any operating efficiencies and/or cost savings that we may achieve with respect to the combined companies, or any liabilities that may result from integration activities.

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

During the quarter ended March 29, 2013, the Company concluded there were no triggering events which would require an impairment analysis of the carrying amount of goodwill, primarily due to operating cash flows during the period.

Details of goodwill from inception of the Company through March 29, 2013 are as follows (in thousands):

	Gross Amount	Accumulated Impairment	Net Carrying Amount
Quarter ended March 29, 2013
Goodwill*	$90,705	$(34,043)	$56,662
Year Ended December 28, 2012
Goodwill*	$90,705	$(34,043)	$56,662

*	represents aggregate goodwill recorded for the UCT acquisition in 2002 and for Sieger Engineering LLC acquisition in 2006.

Details of goodwill and other intangible assets were as follows (in thousands):

	March 29, 2013			December 28, 2012
	Goodwill	Intangible Assets	Total	Goodwill	Intangible Assets	Total
Carrying amount	$56,662	$26,203	$82,865	$56,662	$27,702	$84,364

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

Details of purchased intangible assets as of March 29, 2013, are as follows (in thousands):

	Purchased Intangible Assets	Accumulated Amortization	Carrying Value	Estimated Useful Life (in years)
Customer relationships	$19,000	$(4,772)	$14,228	7
Trade name (AIT)	1,900	(340)	1,560	6
Intellectual property/know-how	1,600	(172)	1,428	7
Tradenames (UCT)	8,987	—	8,987	*

Total	$31,487	$(5,284)	$26,203

*	The UCT tradename was determined to have an indefinite life and is therefore not amortized.

The Company amortizes its customer relationships intangible asset using an accelerated method over the estimated economic life of the asset, or 7 years. The Company amortizes its trade-name and intellectual property/know-how intangible assets on a straight-line basis ranging from six to seven years. Amortization expense was approximately $1.5 million for the three months ended March 29, 2013. The Company had no amortization in the same quarter of the previous year.

As of March 29, 2013, future estimated amortization expense is expected to be as follows (in thousands):

Amortization Expense
2013	$4,494
2014	4,884
2015	2,813
2016	2,293
2017	1,386
2018	848
2019	498

Total	$17,216

In addition to the AIT tradename intangible of $1.9 million, which the Company concluded has a definite life of six years, the Company is also carrying a UCT trade-name intangible asset of $9.0 million as a result of a previous acquisition. The Company concluded that the UCT trade-name intangible asset life is indefinite and is therefore not amortized. During the quarter ended March 29, 2013, the Company concluded there were no triggering events which would require an impairment analysis of the carrying amount of UCT trade-name, primarily due to operating cash flows during the period.

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

The Credit Facility must be repaid in consecutive quarterly installments of $2.5 million, with the first payment made on September 30, 2012, and with the balance of the then-outstanding principal amount due at the final maturity, which is July 3, 2016. The Revolving Credit Facility is available for the four-year period beginning on July 3, 2012. The Credit Agreement includes customary representations, warranties, covenants and events of default. The Company and certain of its subsidiaries have agreed to secure all of their obligations under the Credit Agreement by granting a first priority lien in substantially all of their respective personal property assets of these entities (subject to certain exceptions and limitations).

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

The Credit Agreement requires the Company to maintain certain financial covenants including a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and minimum domestic cash balances. On February 15, 2013, the Company and the Lenders amended the Credit Agreement in order to modify the financial covenants contained in the Credit Agreement, effective January 30, 2013. The Credit Agreement, as amended, requires the Company to comply with the following financial covenants:

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

For the quarter ended March 29, 2013, the Company was in compliance with all covenants.

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

As of March 29, 2013, the Company’s term loan and revolver balances were $32.5 million and $39.8 million, respectively, which are net of unamortized debt issuance costs of $1.6 million for a total debt balance of $70.8 million. The Company analyzed the Credit Agreement and determined that the outstanding balance of revolver debt should be classified as short-term due to acceleration clauses in the agreement.

6. Income Tax

The Company’s income tax provision (benefit) and related effective tax rate for the three month periods ended March 29, 2013 and March 30, 2012, respectively, was $(25) and (7.4)% and $1,502 and 24.4%, respectively. The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results for the three month period ended March 29, 2013 compared to the same period in 2012.

Undistributed earnings of the Company’s foreign subsidiaries at March 29, 2013, are considered to be indefinitely reinvested and no provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The following table summarizes the activity related to the Company’s uncertain tax positions (in thousands):

	Three months ended
	March 29, 2013	March 30, 2012
Balance as of the beginning of period	$109	$132
Increases related to prior year tax positions	—	5

Balance as of the end of period	$109	$137

The Company’s gross liability for unrecognized tax benefits as of March 29, 2013 and March 30, 2012, was $109,000, and $137,000, respectively. Increases or decreases to interest and penalties on uncertain tax positions are included in income tax provision (benefit) in the Condensed Consolidated Statements of Operations. Interest related to uncertain tax positions was $1,000 for each of the three months ended March 29, 2013 and March 30, 2012, respectively. Although it is possible some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

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

As of March 29, 2013, the Company maintained a full valuation allowance on one of its China subsidiaries in the amount of $851,000 as the Company believes it is more likely than not that the deferred tax asset will not be realized. In order to reverse a valuation allowance, accounting principles generally accepted in the United States of America suggests that the Company review the cumulative income/loss in recent years as well as determine the Company’s ability to generate sufficient future taxable income to realize the Company’s net deferred tax assets.

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

The Company is currently experiencing a tax holiday related to its Singapore subsidiary that will expire for tax years beginning January 2015. The Company’s Singapore subsidiary recorded a net profit, considered insignificant by the Company, for the quarter ended March 29, 2013.

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

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended
	March 29, 2013	March 30, 2012
Numerator:
Net income (loss)	$(311)	$4,660
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	27,978	23,013
Shares used in computing basic net income per share	27,978	23,013
Shares used in computation — diluted:
Shares used in computing basic net income per share	27,978	23,013
Dilutive effect of common shares outstanding subject to repurchase	—	264
Dilutive effect of options outstanding	—	411

Shares used in computing diluted net income per share	27,978	23,688

Net income (loss) per share — basic	$(0.01)	$0.20
Net income (loss) per share — diluted	$(0.01)	$0.20

The Company had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive. Such outstanding securities consisted of 548,138 stock options for the quarter ended March 30, 2012 and 1,020,222 stock options outstanding for the quarter ended March 29, 2013.

8. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $44.5 million at March 29, 2013.

The Company leases properties domestically in Hayward, California; Austin, Texas, Pflugerville, Texas; Chandler, Arizona; and South San Francisco, California and internationally in China, Singapore and the Philippines. The Company leases certain of its facilities under non-cancelable leases, which expire on various dates through 2022.

As of March 29, 2013, future minimum payments under these operating leases were as follows (in thousands):

Fiscal year
2013	$3,100
2014	3,681
2015	3,241
2016	2,658
2017	2,124
Thereafter	8,571
Total minimum lease payments	$23,375

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

9. Segment Information

The Company operates in one reportable segment and is engaged in the development, manufacture and supply of critical subsystems for the semiconductor capital equipment, flat panel, medical, energy and research industries. Multiple operating segments were aggregated into one reportable segment as the nature of the Company’s products and production processes, as well as type of customers and distribution methods, is consistent among all the Company’s products. The Company’s foreign operations are conducted primarily through its wholly-owned subsidiary in China. The Company’s principal markets include North America, Asia and, to a lesser degree, Europe. Sales by geographic area represent sales to unaffiliated customers.

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth revenue by geographic area (in thousands):

	Three months ended
	March 29, 2013	March 30, 2012
Sales
United States	$83,213	$81,988
China	4,752	7,730
Singapore	10,505	19,427
Other Asia	1,994	1,327
Europe	—	93

Total	$100,464	$110,565

At March 29, 2013 and March 30, 2012, approximately $3.7 million and $4.7 million, respectively, of the Company’s net long-lived assets were located in Asia, and the remaining balances were located in the United States.

ITEM 2.	Management’s Discussion And Analysis of Financial Condition And Results Of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q in our Annual Report on Form 10-K filed with the SEC on March 13, 2013. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses gross margins and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K filed with the SEC on March 13, 2013. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Financial Highlights

Sales for the three months ended March 29, 2013, were $100.5 million, a decrease of $10.1 million, or 9.1%, from the comparable quarter of 2012. Gross profit for the three months ended March 29, 2013 decreased $1.8 million, to $13.8 million, or 13.8% of sales, from $15.7 million, or 14.2% of sales, for the three months ended March 30, 2012. Total operating expenses for the three months ended March 29, 2013, were $13.2 million, or 13.1% of sales, compared to $9.4 million, or 8.5% of sales, for the three months ended March 30, 2012. We incurred a loss of $0.3 million for the three months ended March 29, 2013, compared to net income of $4.7 million for the three months ended March 30, 2012.

We had significant sales to four customers, each of which accounted for 10% or more of sales for the three months ended March 29, 2013. For a further discussion, see Note 1. Organization Basis of Presentation and Significant Accounting Policies- Significant Sales to Customers in Notes to Condensed Consolidated Financial Statements above.

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

	Three months ended
	March 29, 2013	March 30, 2012
Sales	100.0%	100.0%
Cost of goods sold	86.2%	85.8%

Gross profit	13.8%	14.2%
Operating expenses:
Research and development	1.3%	1.3%
Sales and marketing	2.3%	1.6%
General and administrative	9.6%	5.6%

Total operating expenses	13.2%	8.5%

Income from operations	0.6%	5.7%

Interest and other (expense), net	(1.0)%	(0.1)%

Income (loss) before provision for income taxes	(0.4)%	5.6%
Income tax provision (benefit)	(0.0)%	1.4%

Net income (loss)	(0.4)%	4.2%

Sales

Sales for the three months ended March 29, 2013, decreased $10.1 million, or 9.1%, to $100.5 million from $110.6 million in the comparable period of 2012. Sales for the three months ended March 29, 2013 reflects primarily a decrease in semiconductor revenues resulting from the semiconductor industry downturn which began during the third quarter of fiscal 2011 as well as the continued softness in the energy industry, partially offset by the inclusion of sales of $28.2 million due to the acquisition of AIT. Sales for the three months ended March 30, 2012, included sales to FEI of $6.1 million. We expect overall sales to increase slightly in the second quarter of 2013.

Gross Profit

Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold. Gross profit for the three months ended March 29, 2013, decreased $1.9 million to $13.8 million, or 13.8% of sales, from $15.7 million, or 14.2% of sales, for the same period in 2012. Our gross margin for the three months ended March 29, 2013, decreased from the comparable period in 2012 due primarily to the change in sales mix between the two comparable quarters. We expect our gross profit to be slightly higher in the second quarter of 2013 due to expected higher revenues.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the three months ended March 29, 2013, decreased $0.1 million, or 10.6%, to $1.3 million, or 1.3% of sales, compared to $1.4 million, or 1.3% of sales in the comparable period in 2012 due to the timing of reassignment of existing resources to research and development activities

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the three months ended March 29, 2013, increased $0.6 million to $2.3 million, or 2.3% of sales, compared to $1.7 million, or 1.6% of sales, in the comparable period of 2012. The increase in expense was primarily due to the inclusion of sales costs for AIT offset by decreased payroll and related benefit costs due to reduced fully employed and temporary headcount and a reduction in commission expense resulting from reduced revenues.

General and Administrative Expense

Our general and administrative expense has historically consisted of primarily of salaries and overhead associated with our administrative staff and professional fees. General and administrative expense increased approximately $3.4 million, or 54.2% for the three months ended March 29, 2013, to $9.6 million, or 9.6% of sales, compared with $6.2 million, or 5.6% of sales, in the comparable period of 2012. The increase when comparing the three months ended March 29, 2013, with the comparable period in 2012 is primarily due to the amortization of finite-lived intangibles associated with the AIT acquisition of approximately $1.5 million and additional general and administrative expenses as a result of the acquisition of AIT.

Interest and Other Income (Expense), net

Interest and other income (expense), net, for the three months ended March 29, 2013, was $(1.0) million compared to $(0.1) million in the comparable period of 2012 primarily due to an increase in interest expense as a result of the increase of debt in the third quarter of 2012 resulting from the acquisition of AIT.

Income Tax Provision

Our effective tax rate for the three months ended March 29, 2013, and March 30, 2012, was 7.4% and 24.4%, respectively. The change in respective rates reflects, primarily, a change in the geographic distribution of our world-wide earnings in foreign jurisdictions with lower tax rates or tax holidays as well as certain discrete tax items in the first quarter of 2013 which reduced our tax benefit.

Liquidity and Capital Resources

We have required capital principally to fund our acquisitions and working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of March 29, 2013, we had cash of $64.9 million compared to $54.3 million as of December 28, 2012. Our cash and cash equivalents, as well as cash generated from operations, was our principal source of liquidity as of March 29, 2013.

For the three months ended March 29, 2013, we generated cash from operating activities of $16.2 million compared to $3.9 million for the comparable period of 2012. Operating cash flows generated in the three months ended March 29, 2013, were from non-cash activity, including depreciation, amortization of intangibles and debt issuance costs, in aggregate, of $2.4 million and stock-based compensation of $0.1 million; decreases in accounts receivable and inventory of $0.6 million and $2.8 million, respectively; and an increase in accounts payable of $11.0 million. These were offset by a decrease in accrued compensation and related benefits of $1.4 million and a decrease in other liabilities of $0.2 million. Our cash flows from operations in any given period are largely driven by the timing of sales, the collection of accounts receivable and the payment of accounts payable.

Net cash used in investing activities for the three months ended March 29, 2013, was $0.2 million for capital expenditures. These investments are driven by the timing of our capital expenditures budget.

Net cash used in financing activities for the three months ended March 29, 2013, was $(5.4) million compared to $(1.1) million for the comparable period of 2012. For the three months ended March 29, 2013, our cash used in financing activities was due primarily to payments of $5.0 million on the term loan under our current credit facility and financing uses of $0.5 million associated with employees’ taxes paid upon vesting of restricted stock units, offset by an excess tax benefit from stock compensation of $0.1 million. See “Borrowing Arrangements” below for information about our new borrowing arrangements we entered into in connection with our acquisition of AIT on July 3, 2012.

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

In addition, the undistributed earnings of our foreign subsidiaries at March 29, 2013, are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Accordingly, no provisions for U.S. income taxes have been provided thereon. We anticipate that we have adequate liquidity and capital resources and would not need to repatriate earnings. As of March 29, 2013, we have approximately $36.4 million cash in our foreign subsidiaries.

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

The Credit Facility must be repaid in consecutive quarterly installments of $2.5 million, with the first payment made on September 30, 2012, and with the balance of the then-outstanding principal amount due at the final maturity, which is July 3, 2016. The Revolving Credit Facility is available for the four-year period beginning on July 3, 2012. The Credit Agreement includes customary representations, warranties, covenants and events of default. The Company and certain of our subsidiaries have agreed to secure all of our obligations under the Credit Agreement by granting a first priority lien in substantially all of our respective personal property assets (subject to certain exceptions and limitations).

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

For the quarter ended March 29, 2013, we were in compliance with all covenants.

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

As of March 29, 2013, our term loan and revolver balances were $32.5 million and $39.8 million, respectively, which are net of unamortized debt issuance costs of $1.6 million for a total debt balance of $70.8 million. We have analyzed the Credit Agreement and determined that the outstanding balance of revolver debt should be classified as short-term due to acceleration clauses in the agreement.

Capital Expenditures

Capital expenditures were $0.3 million in the three months ended March 29, 2013. The Company’s anticipated capital expenditures for the remainder of 2013 are anticipated to be financed through cash from operations.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relations with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Other than operating leases for certain equipment and real estate and purchase order commitments primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the arrangements described under “Borrowing Arrangements” above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of March 29, 2013, (in thousands):

	Remainder of 2013	2014	2015	2016	2017	Thereafter	Total
Capital leases	$8	$7	$—	$—	$—	$—	$15
Operating leases (1)	3,100	3,681	3,241	2,658	2,124	8,571	23,375
Borrowing Arrangement (2)	44,844	10,000	10,000	7,500	—	—	72,344
Purchase order commitments	44,500	—	—	—	—	—	44,500

Total	$92,452	$13,688	$13,241	$10,158	$2,124	$8,571	$140,234

(1)	Operating lease expense reflects (a) the lease for our headquarters facility in Hayward, California that was modified in the fourth quarter of 2012 such that the lease now expires in 2022; (b) the leases for manufacturing facilities in South San Francisco that expire in 2013 (c) the leases for manufacturing facilities in China, Singapore and the Philippines that expire in 2013 thru 2016; (d) the leases for manufacturing facilities in Austin and Pflugerville, Texas that expire thru 2016 and; (d) the leases for manufacturing facilities in Chandler, Arizona that expire in 2017. We have options to renew certain of the leases in South San Francisco, Hayward and Austin which we expect to exercise.
(2)	Amounts reflect our new Senior Secured Credit Facility, under which we borrowed $40.0 million under the New Term Loan and approximately $39.8 million under the New Revolving Credit Facility on July 3, 2012. The New Term Loan must be repaid in consecutive quarterly installments of $2.5 million and with the balance of the outstanding principal amount of the New Term Loan due at the final maturity, which is July 3, 2016. The New Revolving Credit Facility is available for the four-year period beginning on July 3, 2012. See Note 5. Borrowing Arrangements in Notes to Condensed Consolidated Financial Statements above.

Critical Accounting Policies, Significant Judgments and Estimates

Our condensed consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure at the date of our financial statements. Estimates and judgments are reviewed on an on-going basis, including those related to sales, inventories, intangible assets, stock compensation and income taxes. The estimates and judgments are based on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We consider certain accounting policies related to the purchase accounting, revenue recognition, inventory valuation, accounting for income taxes, valuation of intangible assets and goodwill and equity incentives to employees to be critical policies due to the estimates and judgments involved in each. Our significant accounting policies and critical estimates are disclosed in our 2012 Annual Report on Form 10-K as filed with the SEC on March 13, 2013. No material changes to our significant accounting policies and critical estimates have occurred subsequent to December 28, 2012.

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

Chinese authorities recently relaxed controls of China’s currency, the Renminbi, and allowed the currency to strengthen against other world currencies, including the U.S. dollar. We continue to monitor any potential impact of the appreciation of the Renminbi on our operations in China as well as globally. Changes in the value of the Renminbi did not have a material impact on our results of operations for any period presented.in this Form 10-Q.

Interest Rates

Our interest rate risk relates primarily to our debt which totals $70.8 million (net of debt issuance costs) as of March 29, 2013, and carries interest rates pegged to either the PRIME rate or LIBOR. An immediate increase in interest rates of 100 basis points would increase our interest expense by approximately $0.2 million per quarter. This would be partially offset by increased interest income on our invested cash. Conversely, an immediate decline of 100 basis points in interest rates would decrease our interest expense by approximately $0.2 million per quarter. This would be partially offset by decreased interest income on our invested cash.

ITEM 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon our evaluation, we concluded that our disclosure controls and procedures were effective as of March 29, 2013.

As required by Rule 13a-15(d), management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We completed the acquisition of AIT in July 2012 and are currently evaluating the internal controls at AIT. We intend to include this acquired entity into our assessment of the effectiveness of internal control over financial reporting in our fiscal 2013 annual management report, following the first anniversary of the acquisition. Based on our evaluation, we concluded that there has been no such change during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and operating results depend in significant part upon capital expenditures by manufacturers in the semiconductor capital equipment, flat panel, medical, energy and research industries, which in turn depend upon the current and anticipated market demand for such products. Historically, the industries we serve (in particular the semiconductor industry) have been highly cyclical, with recurring periods of over-supply of products that have had a severe negative effect on the demand for capital equipment used to manufacture such products. We have experienced and anticipate that we will continue to experience significant fluctuations in customer orders for our products through such cycles, including a continued decline in demand within the semiconductor capital equipment industry through the end of fiscal 2013. Slowdowns in the industries we serve have had, and future slowdowns may also have, a material adverse effect on our operating results. During periods of decreasing demand for our products, we must be able to appropriately align our cost structure with prevailing market conditions, effectively manage our supply chain and motivate and retain employees. During periods of increased demand, we must increase manufacturing capacity and inventory to meet customer demands, effectively manage our supply chain and attract, retain and motivate a sufficient number of employees. If we are not able to timely and appropriately adapt to the changes in our business environment, our results of operations will be harmed. Also, the cyclical and volatile nature of the industries we serve make future revenues, results of operations and net cash flows difficult to estimate.

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

The new credit agreement provided for a new term loan in an aggregate principal amount of $40.0 million and a new revolving credit facility in an aggregate principal amount of $40.0 million. On July 3, 2012, we borrowed $40.0 million under the new term loan and $39.8 million under the new revolving credit facility to finance our acquisition of AIT and repay Silicon Valley Bank as lender under our prior credit facility. As of March 29, 2013, the long-term portion of our outstanding indebtedness, net of debt issuance costs, under our new credit facility was $22.1 million, and the short-term portion was $48.7 million.

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

We had $64.9 million in cash and cash equivalents and no borrowings available under our new revolving credit facility for future borrowings as of March 29, 2013. In addition, as of March 29, 2013, $36.4 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations or to fund capital expenditures or other strategic acquisitions in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

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

Depending on market conditions, we intend to expand our operations in Asia, principally in China and Singapore. In addition, through our acquisition of AIT, we acquired a manufacturing facility in Cebu, Philippines. The carrying amount of our assets in Asia was $4.0 million as of March 29, 2013.

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

We had $56.7 million of goodwill recorded on our consolidated balance sheet as of March 29, 2013. Goodwill represents the excess of cost over the fair market value of net tangible and finite lived, identifiable intangible assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. During the fourth quarter of each year, we perform an annual review of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our operating results and net worth could be materially adversely affected.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us and our independent registered public accounting firm to evaluate and report on our internal control over financial reporting. The process of designing, implementing, maintaining and updating our internal controls and complying with Section 404 is expensive and time consuming, and requires significant attention from management and company resources. For example, we are in the process of integrating AIT into our internal control framework, and we and our independent registered public accounting firm will be required to evaluate and report on AIT’s internal controls beginning as of the fiscal year ending December 27, 2013. We anticipate that integrating AIT will require substantial resources, and we cannot assure you that we will be able to successfully or effectively implement and maintain adequate controls over our financial processes at AIT. Even though we have concluded, and our independent registered public accounting firm has concurred, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 28, 2012, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements, and our internal control may not be effective as of future periods. Failure to maintain existing or implement new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a) Exhibits

The following exhibits are filed with this current Report on Form 10-Q for the quarter ended March 29, 2013:

Exhibit Number	Description

10.1	Letter of Agreement between Ultra Clean Technology and Lavi Lev dated November 18, 2011.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA CLEAN HOLDINGS, INC.
(Registrant)
Date: May 3, 2013

	By:	/S/ CLARENCE L. GRANGER
	Name:	Clarence L. Granger
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer and duly authorized signatory)

Date: May 3, 2013

	By:	/S/ KEVIN C. EICHLER
	Name:	Kevin C. Eichler
	Title:	Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Exhibit Index

Exhibit Number	Description

10.1	Letter of Agreement between Ultra Clean Technology and Lavi Lev dated November 18, 2011.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document