Form 10-Q
period 2013-06-28
ULTRA CLEAN HOLDINGS INC
filed 2013-08-02
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2013

or

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

Number of shares outstanding of the issuer’s common stock as of July 26, 2013: 28,454,048

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	June 28, 2013	December 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$71,333	$54,311
Accounts receivable, net of allowance of $5 and $8, respectively	47,070	50,074
Inventory	48,672	53,965
Prepaid expenses and other	6,838	6,769

Total current assets	173,913	165,119

Equipment and leasehold improvements, net	8,494	9,282
Goodwill	55,918	56,662
Purchased intangibles, net	24,761	27,702
Other non-current assets	6,244	7,164

Total assets	$269,330	$265,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$48,706	$48,706
Accounts payable	30,069	23,485
Accrued compensation and related benefits	5,048	4,611
Deferred rent, current portion	567	16
Other current liabilities	2,267	2,418

Total current liabilities	86,657	79,236

Long-term debt, net of current portion	19,677	26,934
Deferred rent and other liabilities	2,947	2,979

Total liabilities	109,281	109,149

Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 28,434,650 and 27,910,851 shares issued and outstanding, in 2013 and 2012, respectively	144,444	143,180
Common shares held in treasury, at cost, 601,944 shares in 2013 and 2012	(3,337)	(3,337)
Retained earnings	18,942	16,937

Total stockholders’ equity	160,049	156,780

Total liabilities and stockholders’ equity	$269,330	$265,929

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three months ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Sales	$110,107	$101,949	$210,571	$212,514
Cost of goods sold	94,004	87,695	180,645	182,600

Gross profit	16,103	14,254	29,926	29,914

Operating expenses:
Research and development	1,489	1,288	2,746	2,694
Sales and marketing	2,465	1,666	4,784	3,410
General and administrative	8,522	6,838	18,148	13,081

Total operating expenses	12,476	9,792	25,678	19,185

Income from operations	3,627	4,462	4,248	10,729

Interest and other income (expense), net	(730)	(14)	(1,687)	(119)

Income before provision for income taxes	2,897	4,448	2,561	10,610
Income tax provision	581	1,658	556	3,160

Net income	$2,316	$2,790	$2,005	$7,450

Net income per share:
Basic	$0.08	$0.12	$0.07	$0.32
Diluted	$0.08	$0.12	$0.07	$0.31
Shares used in computing net income per share:
Basic	28,370	23,292	28,172	23,289
Diluted	28,757	23,710	28,750	23,893

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six months ended
	June 28, 2013	June 29, 2012
Cash flows from operating activities:
Net income	$2,005	$7,450
Adjustments to reconcile net income to net cash provided operating activities:
Depreciation	1,539	1,463
Amortization of intangibles	2,940	—
Excess tax benefit from stock-based compensation	(101)	(30)
Amortization of debt issuance costs	243	—
Stock-based compensation	2,320	2,649
Changes in assets and liabilities:
Accounts receivable, net of allowance	3,004	(891)
Inventory	6,138	11,022
Prepaid expenses and other	(69)	(469)
Deferred income taxes net and other non-current assets	920	6
Accounts payable	6,543	(3,777)
Accrued compensation and related benefits	437	1,121
Other liabilities	(435)	1,775

Net cash provided by operating activities	25,484	20,319

Cash flows used in investing activities:
Purchases of equipment and leasehold improvements	(710)	(216)

Net cash used in investing activities	(710)	(216)

Cash flows used in financing activities:
Proceeds from revolving credit facility	28,000	19,482
Principal payments on revolving credit facility, term debt and capital lease obligations	(35,501)	(40,543)
Excess tax benefit from stock-based compensation	101	30
Employees’ taxes paid upon vesting of restricted stock units	(506)	(268)
Proceeds from issuance of common stock	154	178

Net cash used in financing activities	(7,752)	(21,121)

Net increase (decrease) in cash	17,022	(1,018)
Cash and cash equivalents at beginning of period	54,311	52,155

Cash and cash equivalents at end of period	$71,333	$51,137

Supplemental items:
Cash paid during the period:

Income taxes paid	$657	$1,716
Income tax refunds	$(22)	$(649)
Interest	$1,147	$167
Non-cash activities:
Restricted stock issued	$2,624	$2,674
Fixed asset purchases in accounts payable	$54	$45

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

Significant sales to customers — The Company had significant sales to three customers, each of which accounted for 10% or more of sales for the six months ended June 28, 2013. The Company had significant sales to two customers, each of which accounted for 10% or more of sales for the six months ended June 29, 2012. Sales to each of these customers as a percentage of total sales were as follows:

	Six months ended
	June 28, 2013	June 29, 2012
Applied Materials, Inc.	33.2%	44.5%
Lam Research Corporation (1)	31.0%	37.7%
ASM International (2)	14.8%	—

Total	79.1%	82.2%

(1)	In June 2012, Lam Research Corporation completed the acquisition of Novellus Systems, Inc., one of the Company’s customers. The sales percentages for Lam Research Corporation for the six months ended June 29, 2012, have been updated to reflect the inclusion of sales to Novellus Systems, Inc., for comparison purposes.
(2)	Sales to ASM International are the result of the Company’s acquisition of AIT during the third quarter of 2012, and, therefore, there were no sales to ASM International during the same period of the prior year.

Three customers’ accounts receivable balances- Applied Materials, Inc., Lam Research Corporation and ASM International- were individually greater than 10% of accounts receivable as of June 28, 2013, and, in the aggregate, represented approximately 78% of accounts receivable. Three customers’ accounts receivable balances- Applied Materials, Inc., Lam Research Corporation and ASM International- were individually greater than 10% of accounts receivable as of December 28, 2012 and, in the aggregate, represented approximately 84% of accounts receivable.

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

The Company’s only financial asset measured at fair value on a recurring basis is an overnight sweep account invested in money market funds which are presented as cash and cash equivalents with a carrying value and fair value of $31.9 million at June 28, 2013, based on Level 2 inputs. The Company’s only financial liability measured at fair value is our credit facility. Specifically, our long term debt was based on level 2 inputs and fair value was determined using quoted prices for similar liabilities in inactive markets and our outstanding borrowings under our revolving credit facility were based on level 2 inputs and fair value was determined using inputs other than quoted prices that are observable, specifically, discounted cash flows of expected payments at current borrowing rates. Our carrying value approximates fair value for our long term debt and revolving credit facility.

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

The determination of the Company’s tax provision is subject to judgments and estimates. The carrying value of the Company’s net deferred tax assets, which is made up primarily of tax deductions, assumes it will be able to generate sufficient future income to fully realize these deductions. In determining whether the realization of these deferred tax assets may be impaired, the Company makes judgments with respect to whether it is likely to generate sufficient future taxable income to realize these assets. The Company has a valuation allowance on the deferred tax assets of one of its China subsidiaries in the amount of $851,000 as of June 28, 2013 and December 28, 2012.

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

	Six months ended
	June 28, 2013	June 29, 2012
Beginning balance	$152	$350
Change in reserve	30	58
Warranty claims	(77)	(83)

Ending balance	$105	$325

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

Stock Options

The following table summarizes information with respect to options granted, exercised and canceled in the six months ended June 28, 2013 and outstanding at June 28, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 28, 2012	1,514,113	$6.98	4.0	$1,444,653
Granted	—	—
Exercised	(66,243)	$1.19
Canceled	(8,673)	$8.74

Outstanding at June 28, 2013	1,439,197	$7.23	3.4	$1,793,435

Vested and expected to vest at June 28, 2013	1,439,146	$7.23	3.4	$1,793,378
Vested and exercisable at June 28, 2013	1,434,216	$7.24	3.4	$1,784,377

There were no options granted by the Company during either of the six month periods ended June 28, 2013 and June 29, 2012.

The total unamortized expense of the Company’s unvested options, net of forfeitures, as of June 28, 2013, was less than $0.1 million.

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

Restricted Stock Units — RSU’s are granted to employees with a per share or unit purchase price of zero dollars and either have time based or performance based vesting. RSU’s typically vest over three years, subject to the employee’s continued service with the Company. For purposes of determining compensation expense related to these RSU’s, the fair value is determined based on the closing market price of the Company’s common stock on the date of RSU grant. The expected cost of the grant is reflected over the service period, and is reduced for estimated forfeitures. The Company granted 193,200 RSU’s during the quarter ended March 29, 2013, with a weighted average fair value of $5.39 per share and the Company granted 548,900 RSU’s (including 110,375 performance stock units) during the quarter ended March 30, 2012, with a weighted average fair value of $8.21 per share. The Company granted 408,000 RSU’s (including 152,750 performance stock units) during the quarter ended June 28, 2013, with a weighted average fair value of $6.06 per share and granted 4,450 RSU’s during the quarter ended June 29, 2012, with a weighted average fair value of $6.41 per share. During the six months ended June 28, 2013, 82,949 vested shares were withheld to satisfy withholding tax obligations, resulting in the net issuance of 139,258 shares. As of June 28, 2013, approximately $6.0 million of stock-based compensation cost, net of forfeitures, related to RSU’s remains to be amortized, of which substantially all is expected to be recognized over an estimated period of less than three years. As of June 28, 2013, a total of 1,230,550 RSU’s remain outstanding with an aggregate intrinsic value of $7.4 million and a weighted average remaining contractual term of 1.3 years.

Restricted Stock Awards —The total unamortized expense of the Company’s unvested restricted stock awards as of June 28, 2013, was less than $0.2 million.

The following table summarizes the Company’s restricted stock unit and restricted stock award activity for the six months June 28, 2013:

Number of Shares
Unvested restricted stock units and restricted stock awards at December 28, 2012	1,312,706
Granted	631,200
Vested	(527,705)
Forfeited	(154,717)

Unvested restricted stock units and restricted stock awards at June 28, 2013	1,261,484

The following table shows the Company’s stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three months ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Cost of sales(1)	$308	$422	$725	$815
Research and development	59	86	147	165
Sales and marketing	96	112	228	206
General and administrative	537	777	1,220	1,463

Total stock-based compensation expense	1,000	1,397	2,320	2,649
Income tax benefit	(201)	(279)	(504)	(585)

Total stock-based compensation expense, net of income tax benefit	$799	$1,118	$1,816	$2,064

(1)	As of June 28, 2013 and June 29, 2012, there were no stock-based compensation expenses capitalized in inventory.

2. Balance Sheet Information (in thousands)

Inventory consisted of the following (in thousands):

	June 28, 2013	December 28, 2012
Raw materials	$39,002	$47,825
Work in process	12,977	9,994
Finished goods	3,466	2,349

	55,445	60,168
Reserve for excess and obsolete	(6,773)	(6,203)

Total	$48,672	$53,965

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	June 28, 2013	December 28, 2012
Computer equipment and software	$8,479	$8,148
Furniture and fixtures	1,608	1,682
Machinery and equipment	8,567	8,597
Leasehold improvements	10,536	10,092

	29,190	28,519
Accumulated depreciation	(20,696)	(19,237)

Total	$8,494	$9,282

3. Acquisition

On July 3, 2012, the Company completed the acquisition of American Integration Technologies LLC (“AIT”), a supplier of critical subsystems to the semiconductor capital equipment, medical, energy, industrial and aerospace industries, for approximately $75.3 million in cash and 4.5 million shares of newly issued common stock valued at $29.6 million for a total purchase price of $104.9 million. The acquisition serves to increase the Company’s competitive position and market share, as it resulted in an expansion and diversification of the Company’s customer base and product and service portfolio. By acquiring AIT’s complementary product and service portfolio and well established customers, the Company is able to immediately go to market with a more complete and integrated solution. The Company financed the cash portion of the merger, and repaid existing indebtedness, by borrowing a total of $79.8 million under a senior secured credit facility, of which $40.0 million represents borrowings under a term loan and $39.8 million represents borrowings under a revolving credit facility. See further discussion of the borrowing arrangements in Note 5.

The Company allocated the purchase price of AIT to tangible assets, liabilities and identifiable intangible assets acquired, based on their estimated fair values. Accounts receivable, net of allowance for doubtful accounts and other current assets and liabilities were stated at their historical carrying values, which approximate fair value given the short-term nature of these assets and liabilities. The fair value of the inventory was derived from model-based valuations for which all significant inputs and value drivers are observable directly or indirectly (“Level 2 inputs”). The fair value of fixed assets was determined using market data for similar assets. The fair value of the non-financial assets, summarized below, were derived from significant unobservable inputs (“Level 3 inputs”) determined by management based on market analysis, income analysis and discounted cash flow model. The fair value of purchased identifiable intangible assets was determined using the Company’s discounted cash flow models from income projections prepared by management, using weighted average cost of capital plus a 1.4% premium.

The excess of purchase price over the aggregate fair values was recorded as goodwill. Although goodwill is not amortized for financial accounting purposes, it is amortized for tax purposes over fifteen years. The Company determined the fair values assigned to identifiable intangible assets acquired based on its consideration of a number of inputs, including an independent third party analysis that was based upon estimates and assumptions provided by the Company. These estimates and assumptions were determined through established and generally accepted valuation techniques. In determining the fair value of the identifiable intangible assets, the Company considered, among other factors, the best use of acquired assets, analyses of historical financial performance and estimates of future performance of AIT’s products. The fair values of identifiable intangible assets were calculated considering market participant expectations and using an income approach. The rates utilized to discount estimated net cash flows to their present values were based on a weighted average cost of capital of 12.5% and a long term growth rate of 4%. This discount rate was determined after consideration of the rate of return on debt capital and equity that typical investors would require from an investment in companies similar in size and operating in similar markets as AIT. The estimated fair value of the tangible and intangible assets acquired was allocated at AIT’s acquisition date. During the three months ended June 28, 2013, the Company completed the purchase price allocation for the AIT acquisition. The purchase price for the acquisition is allocated as follows (in thousands):

Fair Market Values
Cash and cash equivalents	$380
Accounts receivable, net	16,959
Inventories	23,618
Other current assets	381
Property and equipment, net	1,880
Goodwill	55,918
Purchased intangible assets	22,500

Total assets acquired	121,636

Accounts payable and accrued expenses	(13,807)
Other liabilities	(2,939)

Total liabilities assumed	(16,746)

Purchase price allocated	$104,890

Details of purchased intangible assets with finite lives were as follows as of June 28, 2013 (in thousands):

	Useful Life	Purchased Intangible Assets
	(in years)
Customer relationships	7	$19,000
Trade-name	6	1,900
Intellectual Property/Know-How	7	1,600

Total purchased intangible assets		22,500
Accumulated amortization December 28, 2012		(3,786)

Carrying amount December 28, 2012		18,714
Amortization for the six months ended June 28, 2013		(2,940)

Carrying amount June 28, 2013		$15,774

An accelerated method of amortization is used for the Customer Relationships intangible asset based on the expected pattern of future benefits. For the Tradename and Intellectual Property Know-how intangible assets a straight-line amortization method is used.

The following unaudited pro forma consolidated results of operations assume the acquisition was completed as of the beginning of the fiscal reporting periods presented. The unaudited pro forma consolidated results of operations for the three and six months ended June 29, 2012 combine the results of Ultra Clean and AIT, as follows (in thousands, except for per share amounts):

	Three Months Ended June 29, 2012	Six Months Ended June 29, 2012
	(In thousands, except per share amounts)
Net sales	$148,325	$290,135
Net income	$5,665	$9,083
Basic earnings per share	$0.20	$0.33
Diluted earnings per share	$0.20	$0.32

The unaudited pro forma results above include adjustments related to the purchase price allocation and financing of the acquisition, primarily to increase amortization for the identifiable intangible assets, to increase interest expense for the additional debt incurred to complete the acquisition, to reflect the related income tax effect and to adjust weighted shares issued as part of the acquisition. The pro forma results for the six months ended June 29, 2012 include acquisition costs of $2.4 million which are not expected to occur in future quarters. The unaudited pro forma condensed combined financial information has been prepared by management for illustrative purposes only and are not necessarily indicative of the consolidated financial position or results of income in future periods or the results that actually would have been realized had Ultra Clean and AIT been a combined company during the specified periods. The unaudited pro forma condensed combined financial information does not reflect any operating efficiencies and/or cost savings that we may achieve with respect to the combined companies, or any liabilities that may result from integration activities.

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

During the quarter ended June 28, 2013, the Company concluded there were no triggering events which would require an impairment analysis of the carrying amount of goodwill, primarily due to operating cash flows during the period. During the six months ended June 28, 2013, the Company reduced the goodwill balance by $0.7 million due to the change in the provisional measurement of acquired inventory and sales and use tax balances. The change was not material to the presented financial statements, therefore the comparative information was not revised.

Details of goodwill from inception of the Company through June 28, 2013 are as follows (in thousands):

	Gross Amount	Accumulated Impairment	Net Carrying Amount
Six months ended June 28, 2013
Goodwill (1)	$89,961	$(34,043)	$55,918
Year ended December 28, 2012
Goodwill (1)	$90,705	$(34,043)	$56,662

(1)	Represents aggregate goodwill recorded for the UCT acquisition in 2002, the Sieger Engineering LLC acquisition in 2006 and the AIT acquisition in 2012.

Details of goodwill and other intangible assets were as follows (in thousands):

	June 28, 2013			December 28, 2012
	Goodwill	Intangible Assets	Total	Goodwill	Intangible Assets	Total
Carrying amount	$55,918	$24,761	$80,679	$56,662	$27,702	$84,364

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

Details of purchased intangible assets as of June 28, 2013, are as follows (in thousands):

	As of December 28, 2012 Purchased Intangible Assets	As of December 28, 2012 Accumulated Amortization	As of December 28, 2012 Carrying Value	Six Months June 28, 2013 Amortization	As of June 28, 2013 Carrying Value	Useful Life (in years)
Customer relationships	$19,000	$(3,449)	$15,551	$(2,594)	$12,957	7
Tradename (AIT)	1,900	(223)	1,677	$(231)	$1,446	6
Intellectual property/know-how	1,600	(114)	1,486	$(115)	$1,371	7
Tradename (UCT)	8,987	—	8,987	—	$8,987	*

Total	$31,487	$(3,786)	$27,701	$(2,940)	$24,761

*	The UCT tradename was determined to have an indefinite life and is therefore not amortized.

The Company amortizes its customer relationships intangible asset using an accelerated method over the estimated economic life of the asset, or 7 years. The Company amortizes its trade-name and intellectual property/know-how intangible assets on a straight-line basis ranging from six to seven years. Amortization expense was approximately $3.0 million for the six months ended June 28, 2013. The Company had no amortization in the same quarter and six-month period of the previous year.

As of June 28, 2013, future estimated amortization expense is expected to be as follows (in thousands):

Amortization Expense
2013 (remaining in year)	$3,052
2014	4,884
2015	2,813
2016	2,293
2017	1,386
2018	848
2019	498

Total	$15,774

In addition to the AIT tradename intangible of $1.9 million, which the Company concluded has a definite life of six years, the Company is also carrying a UCT trade-name intangible asset of $9.0 million as a result of a previous acquisition. The Company concluded that the UCT trade-name intangible asset life is indefinite and is therefore not amortized. During the quarter ended June 28, 2013, the Company concluded there were no triggering events which would require an impairment analysis of the carrying amount of UCT trade-name, primarily due to operating cash flows during the period.

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

The Credit Agreement requires the Company to maintain certain financial covenants including a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and minimum domestic cash balances. On February 15, 2013, the Company and the Lenders amended the Credit Agreement in order to modify the financial covenants contained in the Credit Agreement, effective January 30, 2013. The Credit Agreement, as amended, requires the Company to comply with the following financial covenants:

•

a minimum consolidated fixed charge coverage ratio (as defined in the Credit Agreement, as amended), measured over the preceding four fiscal quarters, beginning as of the end of the third quarter of fiscal 2014, of 1.10 to 1.00, increasing to 1.25 to 1.00 as of the end of each fiscal quarter beginning with the first quarter of fiscal 2015 and thereafter;

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

For the quarter ended June 28, 2013, the Company was in compliance with all covenants.

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

As of June 28, 2013, the Company’s term loan and revolver balances were $28.6 million and $39.8 million, respectively, which are net of unamortized debt issuance costs of $1.5 million for a total debt balance of $68.4 million. The Company analyzed the Credit Agreement and determined that the outstanding balance of revolver debt should be classified as short-term due to acceleration clauses in the agreement.

6. Income Tax

The Company’s income tax provision and related effective tax rate for the three and six month periods ended June 28, 2013 was $581,000 and 20.1% and $556,000 and 21.7%, respectively, compared to $1,658,000 and 37.3% and $3,160,000 and 29.8%, respectively for the same periods a year ago. The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results for the three and six month periods ended June 28, 2013 compared to the same period in 2012.

Undistributed earnings of the Company’s foreign subsidiaries at June 28, 2013, are considered to be indefinitely reinvested and no provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The following table summarizes the activity related to the Company’s uncertain tax positions (in thousands):

	Six months ended
	June, 28, 2013	June 29, 2012
Balance as of the beginning of period	$109	$132
Increases (decreases) related to prior year tax positions	(22)	22

Balance as of the end of period	$87	$154

The Company’s gross liability for unrecognized tax benefits as of June 28, 2013 and June 29, 2012, was $87,000 and $154,000, respectively. Increases or decreases to interest and penalties on uncertain tax positions are included in income tax provision (benefit) in the Condensed Consolidated Statements of Operations. Interest related to uncertain tax positions was $2,000 for each of the six months ended June 28, 2013 and June 29, 2012, respectively. Although it is possible some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

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

As of June 28, 2013, the Company maintained a full valuation allowance on one of its China subsidiaries in the amount of $851,000 as the Company believes it is more likely than not that the deferred tax asset will not be realized. In order to reverse a valuation allowance, accounting principles generally accepted in the United States of America suggests that the Company review the cumulative income/loss in recent years as well as determine the Company’s ability to generate sufficient future taxable income to realize the Company’s net deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company’s 2010 through 2012 federal income tax returns are open to audit through the statute of limitations by the Internal Revenue Service. The Company’s 2008 through 2012 state income tax returns are open to audit by the California Franchise Tax Board. The Company is also subject to examination in various other jurisdictions for various periods. The Company is currently experiencing a tax holiday related to its Singapore subsidiary that will expire for tax years beginning January 2015. The Company’s Singapore subsidiary recorded a net profit, considered insignificant by the Company, for the quarter ended June 28, 2013.

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

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share data):

	Three months ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Numerator:
Net income	$2,316	$2,790	$2,005	$7,450
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	28,370	23,292	28,172	23,289
Shares used in computation — diluted:
Shares used in computing basic net income per share	28,370	23,292	28,172	23,289
Dilutive effect of common shares outstanding subject to repurchase	140	101	256	239
Dilutive effect of options outstanding	247	317	322	365

Weighted average shares used in computing diluted net income per share	28,757	23,710	28,750	23,893
Net income per share — basic	$0.08	$0.12	$0.07	$0.32
Net income per share — diluted	$0.08	$0.12	$0.07	$0.31

The Company had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive. Such outstanding securities consisted of 1,015,906 stock options for the quarter ended June 28, 2013 and 618,156 stock options outstanding for the quarter ended June 29, 2012 and 1,018,040 and 547,473 stock options for the six months ended June 28, 2013 and June 29, 2012, respectively.

8. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $43.8 million at June 28, 2013.

The Company leases properties domestically in Hayward, California; Austin, Texas, Pflugerville, Texas; Chandler, Arizona; and South San Francisco, California and internationally in China, Singapore and the Philippines. The Company leases certain of its facilities under non-cancelable leases, which expire on various dates through 2022.

As of June 28, 2013, future minimum payments under these operating leases were as follows (in thousands):

Fiscal year
2013 (remaining in year)	$2,367
2014	3,819
2015	3,247
2016	2,658
2017	2,125
Thereafter	8,571

Total minimum lease payments	$22,787

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

9. Segment Information

The Company operates in one reportable segment and is engaged in the development, manufacture and supply of critical subsystems for the semiconductor capital equipment, flat panel, medical, energy and research industries. Multiple operating segments were aggregated into one reportable segment as the nature of the Company’s products and production processes, as well as type of customers and distribution methods, is consistent among all the Company’s products. In addition, all operating segments have similar economic characteristics. The Company’s foreign operations are conducted primarily through its wholly-owned subsidiary in China. The Company’s principal markets include North America, Asia and, to a lesser degree, Europe. Sales by geographic area represent sales to unaffiliated customers.

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth revenue by geographic area (in thousands):

	Three months ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
United States	$84,875	$73,291	$168,088	$155,279
China	9,681	7,176	14,433	14,906
Singapore	11,987	20,810	22,492	40,237
Other	3,564	672	5,558	2,092

	$110,107	$101,949	$210,571	$212,514

At June 28, 2013 and June 29, 2012, approximately $3.8 million and $4.4 million, respectively, of the Company’s net long-lived assets were located in Asia, and the remaining balances were located in the United States.

10. Correction of Previously Reported Quarterly Financial Statements

As described in the Annual Report on Form 10-K for the year ended December 28, 2012, the Company has made certain corrections to amounts previously reported for the quarter ended June 29, 2012. The Company has concluded that, due to the nature of the affected expenses, these corrections were not material to the interim financial statements for the three and six month periods ended June 29, 2012. The Company has included such corrections to its 2012 interim financial statements for the period ended June 29, 2012 included within this report on Form 10-Q as of and for the quarter ended June 28, 2013.

	Three months ended June 29, 2012 as reported	Corrections to the three months ended June 29, 2012		Three months ended June 29, 2012 as corrected	Six months ended June 29, 2012 as reported	Corrections to the six months ended June 29, 2012		Six months ended June 29, 2012 as corrected
	(In thousands, except per share data)
Sales	$101,949			$101,949	$212,514			$212,514
Gross profit	$14,254			$14,254	$29,914			$29,914
Operating expenses	$9,338	$454	(a)	$9,792	$18,731	$454	(a)	$19,185
Income from operations	$4,916	$(454)		$4,462	$11,183	$(454)		$10,729
Income tax provision	$979	$679	(b)(c)	$1,658	$2,481	$679	(b)(c)	$3,160
Net income (loss)	$3,923	$(1,133)		$2,790	$8,583	$(1,133)		$7,450
Earnings per share — basic	$0.17	$(0.05)		$0.12	$0.37	$(0.05)		$0.32
Earnings per share — diluted	$0.17	$(0.05)		$0.12	$0.37	$(0.06)		$0.31

The corrections relate to:

a)	$454,000 of costs associated with the acquisition of AIT that were capitalized at June 29, 2012 and expensed in the quarter ended September 29, 2012, which should have been expensed in the quarter ended June 29, 2012;
b)	foreign tax payments of $770,000 that were recorded as a reduction of other current liabilities as of June 29, 2012, and expensed in the quarter ended December 28, 2012, but should have been expensed in the quarter ended June 29, 2012.
c)	the tax effect of item a) above.

Similarly, as described in the Annual Report on Form 10-K for the year ended December 28, 2012, the balances for the period ended September 29, 2012 will be corrected to reflect the corrections noted above in the 10-Q for the fiscal quarter ended September 27, 2013.

ITEM 2.	Management’s Discussion And Analysis of Financial Condition And Results Of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 13, 2013. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, gross margins and the plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K filed with the SEC on March 13, 2013and in our Quarterly Report on Form 10-Q filed with the SEC on May 3, 2013. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

On July 3, 2012, we completed the acquisition of American Integration Technologies LLC (“AIT”), a supplier of critical subsystems to the semiconductor capital equipment, medical, energy, industrial and aerospace industries, for approximately $75.3 million in cash and 4.5 million shares of our newly issued common stock valued at $29.6 million for a total purchase price of $104.9 million. We financed the cash portion of the merger, and repaid our pre-existing indebtedness, by borrowing a total of $79.8 million under a senior secured credit facility, of which $40.0 million represented borrowings under a term loan and $39.8 million represented borrowings under a revolving credit facility.

Financial Highlights

Sales for the three months ended June 28, 2013, were $110.1 million, an increase of $8.2 million, or 8.0%, from the comparable quarter of 2012. Gross profit for the three months ended June 28, 2013 increased $1.8 million, to $16.1 million, or 14.6% of sales, from $14.3 million, or 14.0% of sales, for the three months ended June 29, 2012. Total operating expenses for the three months ended June 28, 2013, were $12.5 million, or 11.3% of sales, compared to $9.8 million, or 9.6% of sales, for the three months ended June 29, 2012. We earned net income of $2.3 million for the three months ended June 28, 2013, compared to net income of $2.8 million for the three months ended June 29, 2012.

Sales for the six months ended June 28, 2013, were $210.6 million, a decrease of $1.9 million, or 0.9%, from the comparable period of 2012. Gross profit for the six months ended June 28, 2013 was relatively the same at $29.9 million or 14.2% of sales, compared to $29.9 million, or 14.1% of sales, during the comparable period of 2012. Total operating expenses for the six months ended June 28, 2013, were $25.7 million, or 12.2% of sales, compared to $19.2 million, or 9.0% of sales, for the six months ended June 29, 2012. We earned net income of $2.0 million for the six months ended June 28, 2013 as compared to $7.5 million for the six months ended June 29, 2012.

We had significant sales to three customers, each of which accounted for 10% or more of sales for the six months ended June 28, 2013. For a further discussion, see Note 1. Organization Basis of Presentation and Significant Accounting Policies -Significant Sales to Customers in Notes to Condensed Consolidated Financial Statements above.

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

We announced in the third quarter of fiscal 2012 that one of our larger semiconductor equipment customers has decided to in-source a portion of their gas panel business. While this decision did not have a material impact on our sales in fiscal 2012, it could have a negative quarterly impact of 7% to 9% on total sales by the end of fiscal 2013.

Results of Operations

For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in our quarterly report.

	Three months ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Sales	100%	100.0%	100%	100.0%
Cost of goods sold	85.4%	86.0%	85.8%	85.9%

Gross profit	14.6%	14.0%	14.2%	14.1%
Operating expenses:
Research and development	1.4%	1.3%	1.3%	1.3%
Sales and marketing	2.2%	1.6%	2.3%	1.6%
General and administrative	7.7%	6.7%	8.6%	6.2%

Total operating expenses	11.3%	9.6%	12.2%	9.1%

Income from operations	3.3%	4.4%	2.0%	5.0%
Interest and other income (expense), net	(0.7)%	(0.0)%	(0.8)%	(0.0)%

Income before provision for income taxes	2.6%	4.4%	1.2%	5.0%
Income tax provision	0.5%	1.7%	0.2%	1.5%

Net income	2.1%	2.7%	1.0%	3.5%

Sales

Sales for the three months ended June 28, 2013, increased $8.2 million, or 8.0%, to $110.1 million from $101.9 million in the comparable period of 2012. Sales for the six months ended June 28, 2013 decreased $1.9 million, or 0.9%, to $210.6 million from $212.5 million in the comparable period of 2012. The increase in sales during the three month period ended June 28, 2013 was due primarily to our acquisition of AIT in July 2012, which resulted in the inclusion of sales of $34.4 million from AIT in the three month period ended June 28, 2013 for which there was no corresponding sales included in our consolidated results for 2012. The decrease in sales for the six months ended June 28, 2013 reflects primarily a decrease in semiconductor revenues resulting from a downturn in the semiconductor industry which began during the third quarter of fiscal 2011, as well as the continued softness in the energy industry, partially offset by the inclusion of sales of $62.6 million due to the inclusion of AIT’s sales from January through June 2013. Sales for the six months ended June 29, 2012, also included sales to FEI of $2.1 million for which no corresponding amount is included in the results for 2013. We expect overall sales to be flat in the third quarter of fiscal 2013 compared to the second quarter of fiscal 2012.

Gross Profit

Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold. Gross profit for the three months ended June 28, 2013, increased $1.8 million to $16.1 million, or 14.6% of sales, from $14.3 million, or 14.0% of sales, for the same period in 2012. Our gross margin for the three months ended June 29, 2013, increased from the comparable period in 2012 due primarily to the change in sales mix between the two comparable quarters. Gross profit for the six months ended June 28, 2013, increased less than $0.1 million to $29.9 million, or 14.2% of sales, from $29.9 million, or 14.1% of sales, for the same period in 2012. Our gross margin for the six months ended June 28, 2013, increased from the comparable period in 2012 due primarily to a change in sales mix and lower material and direct labor costs as a percentage of gross revenues. We expect our gross profit to be flat in the third quarter of 2013 when compared to the quarter ended June 28, 2013.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the three months ended June 28, 2013, increased $0.2 million, or 15.6%, to $1.5 million, or 1.4% of sales, compared to $1.3 million, or 1.3% of sales in the comparable period in 2012. Research and development expense for the six months ended June 28, 2013 increased less than $0.1 million, or 1.9%, to $2.7 million, or 1.3% of sales, compared to $2.7 million, or 1.3% of sales in the comparable period in 2012. The change in research and development expenses during both the three and six month periods was due primarily to the timing of reassignment of existing resources to research and development activities.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees and salaries paid to our configuration engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the three months ended June 28, 2013, increased $0.8 million to $2.5 million, or 2.2% of sales, compared to $1.7 million, or 1.6% of sales, in the comparable period of 2012. Sales and marketing expenses for the six months ended June 28, 2013, increased $1.4 million to $4.8 million, or 2.3% of sales, compared to $3.4 million, or 1.6% of sales in the comparable period of 2012. The increase in expense was primarily due to the inclusion of sales costs for AIT after our acquisition of AIT offset by decreased payroll and related benefit costs due to reduced fully employed and temporary headcount.

General and Administrative Expense

Our general and administrative expense has historically consisted primarily of salaries and overhead associated with our administrative staff and professional fees. General and administrative expense increased approximately $1.7 million, or 24.6% for the three months ended June 28, 2013, to $8.5 million, or 7.7% of sales, compared with $6.8 million, or 6.7% of sales in the comparable period of 2012. General and administrative expense increased approximately $5.1 million, or 39% for the six months ended June 28, 2013, to $18.1 million, or 8.6% of sales, compared with $13.1 million, or 6.2% of sales, in the comparable period of 2012. The increase when comparing the three and six months ended June 28, 2013, with the comparable periods in 2012 is primarily due to the amortization of finite-lived intangibles associated with the AIT acquisition of approximately $1.5 million per quarter and additional general and administrative expenses as a result of the acquisition of AIT.

Interest and Other Income (Expense), net

Interest and other income (expense), net, for the three months ended June 28, 2013, was $(0.7) million compared to less than $(0.1) million in the comparable period of 2012. Interest and other income (expense), net, for the six months ended June 28, 2013, was $(1.7) million compared to $(0.1) million in the comparable period of 2012. The change in both periods was primarily due to an increase in interest expense as a result of the increase in outstanding debt in the third quarter of 2012 resulting from the acquisition of AIT.

Income Tax Provision

Our effective tax rate for the three months ended June 28, 2013, and June 29, 2012, was 20.1% and 37.3%, respectively. Our effective tax rate for the six months ended June 28, 2013, and June 29, 2012, was 21.7% and 29.8%, respectively. The change in respective rates reflects, primarily, a change in the geographic distribution of our world-wide earnings to foreign jurisdictions with lower tax rates or tax holidays offset by certain discrete tax items in the first and second quarters of 2013.

Liquidity and Capital Resources

We have required capital principally to fund our acquisitions and working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of June 28, 2013, we had cash of $71.3 million compared to $54.3 million as of December 28, 2012. Our cash and cash equivalents, as well as cash generated from operations, was our principal source of liquidity as of June 28, 2013.

For the six months ended June 28, 2013, we generated cash from operating activities of $25.5 million compared to $20.3 million for the comparable period of 2012. Operating cash flows generated in the six months ended June 28, 2013 were impacted by non-cash activity, including depreciation, amortization of intangibles and debt issuance costs in the aggregate, of $4.6 million and stock-based compensation of $2.3 million; decreases in accounts receivable and inventory of $3.0 million and $6.1 million, respectively; and an increase in accounts payable of $6.5 million, accrued compensation and related benefits of $0.4 million and a decrease in other liabilities of $0.4 million. Our cash flows from operations in any given period are largely driven by the timing of sales, the collection of accounts receivable and the payment of accounts payable.

Net cash used in investing activities for the six months ended June 28, 2013, was $0.7 million for capital expenditures. These investments are driven by the timing of our capital expenditures budget.

Net cash used in financing activities for the six months ended June 28, 2013 was $(7.8) million compared to $(21.1) million for the comparable period of 2012. For the six months ended June 28, 2013, our cash used in financing activities was due primarily to payments of $7.5 million on the term loan under our current credit facility and $0.5 million associated with employees’ taxes paid upon vesting of restricted stock units, offset by an excess tax benefit from stock compensation of $0.1 million. See “Borrowing Arrangements” below for information about our current borrowing arrangements which we entered into in connection with our acquisition of AIT on July 3, 2012.

We anticipate that our existing cash balance and operating cash flow will be sufficient to service our indebtedness and meet our working capital requirements and technology development projects for at least the next twelve months. The adequacy of these resources to meet our liquidity needs beyond that period will depend on our operating results, the state of the worldwide economy, our ability to meet our financial covenants with our credit facility, the cyclical expansion or contraction of the semiconductor capital equipment industry and the other industries we serve and capital expenditures required to meet possible increased demand for our products.

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

In addition, the undistributed earnings of our foreign subsidiaries at June 28, 2013, are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Accordingly, no provisions for U.S. income taxes have been provided thereon. We anticipate that we have adequate liquidity and capital resources and would not need to repatriate earnings. As of June 28, 2013, we have approximately $41.6 million cash in our foreign subsidiaries.

Borrowing Arrangements

On July 3, 2012, in connection with our acquisition of AIT and the refinancing of our prior credit facility, we entered into a credit agreement (the “Credit Agreement”) by and among the Company, certain of our subsidiaries, Silicon Valley Bank, U.S. Bank National Association and HSBC Bank (collectively, the “Lenders”). The Credit Agreement provides for a term loan in an aggregate principal amount of $40.0 million (the “Term Loan”) and a revolving credit facility in an aggregate principal amount of $40.0 million (the “Revolving Credit Facility”), a letter of credit facility in the aggregate availability amount of $15.0 million (as a sublimit of such Revolving Credit Facility) (the “L/C Facility”) and a swingline sub-facility in the aggregate availability amount of $4.0 million (as a sublimit of the Revolving Credit Facility) (together with the Term Loan, the Revolving Credit Facility and the L/C Facility, the “Credit Facility”). On July 3, 2012, we borrowed an aggregate of $40.0 million under the Term Loan and approximately $39.8 million under the Revolving Credit Facility. The borrowed funds were used at the closing of our acquisition of AIT to finance the acquisition and repay the outstanding term loan balance of $3.7 million to Silicon Valley Bank under our prior credit facility. The prior credit facility was terminated in connection with this transaction.

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

For the quarter ended June 28, 2013, we were in compliance with all covenants.

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

As of June 28, 2013, our term loan and revolver balances were $28.6 million and $39.8 million, respectively, which are net of unamortized debt issuance costs of $1.5 million for a total debt balance of $68.4 million. We have analyzed the Credit Agreement and determined that the outstanding balance of revolver debt should be classified as short-term due to acceleration clauses in the agreement.

Capital Expenditures

Capital expenditures were approximately $0.5 million in the six months ended June 28, 2013. The Company’s anticipated capital expenditures for the remainder of 2013 are anticipated to be financed through cash from operations.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Other than operating leases for certain equipment and real estate and purchase order commitments primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the arrangements described under “Borrowing Arrangements” above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of June 28, 2013, (in thousands):

	2013	2014	2015	2016	2017	2018 and Thereafter	Total
Capital leases	$5	$7	$—	$—	$—	$—	$12
Operating leases (1)	2,367	3,819	3,247	2,658	2,125	8,571	22,787
Borrowing arrangements (2)	44,844	10,000	10,000	5,000	—	—	69,844
PO commitments	43,816	—	—	—	—	—	43,816

Total	$91,032	$13,826	$13,247	$7,658	$2,125	$8,571	$136,459

(1)	Operating lease expense reflects (a) the lease for our headquarters facility in Hayward, California that was modified in the fourth quarter of 2012 such that the lease now expires in 2022; (b) the leases for manufacturing facilities in South San Francisco that expire in 2013 (c) the leases for manufacturing facilities in China, Singapore and the Philippines that expire in 2013 thru 2016; (d) the leases for manufacturing facilities in Austin and Pflugerville, Texas that expire thru 2016 and; (d) the leases for manufacturing facilities in Chandler, Arizona that expire in 2017. We have options to renew certain of the leases in South San Francisco, Hayward and Austin which we expect to exercise.
(2)	Amounts reflect our Credit Facility, under which we borrowed $40.0 million under the term loan and approximately $39.8 million under the revolving credit facility on July 3, 2012. The term loan must be repaid in consecutive quarterly installments of $2.5 million and with the balance of the outstanding principal amount of the term loan due at the final maturity, which is July 3, 2016. The revolving credit facility is available for the four-year period beginning on July 3, 2012. See Note 5. Borrowing Arrangements in Notes to Condensed Consolidated Financial Statements above.

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

Interest Rates

Our interest rate risk relates primarily to our debt which totals $68.4 million (net of debt issuance costs) as of June 28, 2013, and carries interest rates pegged to either the PRIME rate or LIBOR. An immediate increase in interest rates of 100 basis points would increase our interest expense by approximately $0.2 million per quarter. This would be partially offset by increased interest income on our invested cash. Conversely, an immediate decline of 100 basis points in interest rates would decrease our interest expense by approximately $0.2 million per quarter. This would be partially offset by decreased interest income on our invested cash.

ITEM 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon our evaluation, we concluded that our disclosure controls and procedures were effective as of June 28, 2013.

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

We have significant outstanding indebtedness. On July 3, 2012, we refinanced our prior credit facility and entered into our current credit agreement with Silicon Valley Bank, U.S. Bank National Association and HSBC Bank.

The current credit agreement provides for a new term loan in an aggregate principal amount of $40.0 million and a revolving credit facility in an aggregate principal amount of $40.0 million. On July 3, 2012, we borrowed $40.0 million under the term loan and $39.8 million under the revolving credit facility to finance our acquisition of AIT and repay Silicon Valley Bank as lender under our prior credit facility. As of June 28, 2013, the long-term portion of our outstanding indebtedness, net of debt issuance costs, under our credit facility was $19.7 million, and the short-term portion was $48.7 million.

Our credit agreement contains certain covenants that restrict our ability to take certain actions, including our ability to:

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

Our credit agreement also requires us to maintain certain financial and other covenants. We cannot assure you that we will be able to maintain compliance with such financial or other covenants. For example, for the measurement periods ending in November and December of 2012, the Company was not in compliance with the minimum consolidated fixed charge coverage ratio, the maximum consolidated leverage ratio or the minimum domestic cash balance covenants under the credit agreement. On February 15, 2013, the Company and its lenders amended the credit agreement in order for the lenders to waive such non-compliance and to modify the financial covenants contained in the credit agreement, effective January 30, 2013. We cannot assure you, however, that we will be able to meet the financial or other covenants under our amended credit agreement in subsequent periods. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would adversely affect our financial health. We cannot assure you that we would have sufficient funds to repay all the outstanding amounts, and any acceleration of amounts due under our credit agreement would have a material adverse effect on us. If we are unable to meet our debt obligations, we could be forced to restructure or refinance such obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms or at all.

In addition, the credit agreement has certain mandatory prepayment provisions, including annual prepayments of excess cash flow above certain thresholds. As long as our indebtedness remains outstanding, the restrictive covenants and mandatory prepayment provisions could impair our ability to expand or pursue our business strategies or obtain additional funding.

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

We made capital expenditures of approximately $0.6 million in fiscal 2012 and $4.0 million in fiscal 2011 related to our manufacturing facilities in the United States, China and Singapore. Capital expenditures only include AIT’s capital expenditures from its acquisition date of July 3, 2012. In addition, we paid approximately $75.3 million in cash and issued 4.5 million shares of our common stock valued at $29.6 million for a total purchase price of $104.9 million in connection with our acquisition of AIT. The cash portion of the merger consideration was financed through the credit facility described above. The amount of our future capital requirements or strategic acquisitions will depend on many factors, including:

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

We had $71.3 million in cash and cash equivalents and no borrowings available under our revolving credit facility for future borrowings as of June 28, 2013. In addition, as of June 28, 2013, $41.6 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations or to fund capital expenditures or other strategic acquisitions in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

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

Depending on market conditions, we intend to expand our operations in Asia, principally in China and Singapore. In addition, through our acquisition of AIT, we acquired a manufacturing facility in Cebu, Philippines. The carrying amount of our fixed assets in Asia was $3.8 million as of June 28, 2013.

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

We had $55.9 million of goodwill recorded on our consolidated balance sheet as of June 28, 2013. Goodwill represents the excess of cost over the fair market value of net tangible and finite lived, identifiable intangible assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. During the fourth quarter of each year, we perform an annual review of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our operating results and net worth could be materially adversely affected.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a) Exhibits

The following exhibits are filed with this current Report on Form 10-Q for the quarter ended June 28, 2013:

4.1(1)	Amendment No. 1 to Registration Right Agreement dated June 13, 2013 between Ultra Clean Holdings, Inc. and AIT Holding Company LLC

10.1(2)	Ultra Clean Holdings, Inc. Amended and Restated Stock incentive Plan (Amended as of May 22, 2013)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 4.5 to Amendment No. 3 to Registration Statement on Form S-1 on Form S-3 (File No. 333-184941) filed with the SEC on June 13, 2013.
(2)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA CLEAN HOLDINGS, INC.
(Registrant)
Date: August 2, 2013

	By:	/S/ CLARENCE L. GRANGER
	Name:	Clarence L. Granger
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer and duly authorized signatory)

Date: August 2, 2013

	By:	/S/ KEVIN C. EICHLER
	Name:	Kevin C. Eichler
	Title:	Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Exhibit Index

Exhibit Number	Description

4.1(1)	Amendment No. 1 to Registration Right Agreement dated June 13, 2013 between Ultra Clean Holdings, Inc. and AIT Holding Company LLC

10.1(2)	Ultra Clean Holdings, Inc. Amended and Restated Stock incentive Plan (Amended as of May 22, 2013)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 4.5 to Amendment No. 3 to Registration Statement on Form S-1 on Form S-3 (File No. 333-184941) filed with the SEC on June 13, 2013.
(2)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2013