Form 10-Q
period 2013-09-27
ULTRA CLEAN HOLDINGS INC
filed 2013-11-01
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2013

or

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

Number of shares outstanding of the issuer’s common stock as of October 29, 2013: 28,583,595

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	September 27, 2013	December 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$65,941	$54,311
Accounts receivable, net of allowance of $5 and $8, respectively	49,728	50,074
Inventory	50,293	53,965
Prepaid expenses and other	7,065	6,769

Total current assets	173,027	165,119

Equipment and leasehold improvements, net	8,756	9,282
Goodwill	55,918	56,662
Purchased intangibles, net	23,235	27,702
Other non-current assets	6,417	7,164

Total assets	$267,353	$265,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$36,706	$48,706
Accounts payable	37,770	23,485
Accrued compensation and related benefits	4,161	4,611
Deferred rent, current portion	258	16
Other current liabilities	2,040	2,418

Total current liabilities	80,935	79,236

Long-term debt, net of current portion	19,799	26,934
Deferred rent and other liabilities	3,203	2,979

Total liabilities	103,937	109,149

Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 28,505,955 and 27,910,851 shares issued and outstanding, in 2013 and 2012, respectively	145,763	143,180
Common shares held in treasury, at cost, 601,944 shares in 2013 and 2012	(3,337)	(3,337)
Retained earnings	20,990	16,937

Total stockholders’ equity	163,416	156,780

Total liabilities and stockholders’ equity	$267,353	$265,929

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three months ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Sales	$107,183	$100,849	$317,754	$313,363
Cost of goods sold	91,350	86,526	271,995	269,126

Gross profit	15,833	14,323	45,759	44,237

Operating expenses:
Research and development	1,410	1,309	4,156	4,003
Sales and marketing	2,561	1,805	7,344	5,215
General and administrative	8,471	9,812	26,619	22,893
Acquisition costs	—	2,063	—	2,063

Total operating expenses	12,442	14,989	38,11 9	34,174

Income (loss) from operations	3,391	(666)	7,640	10,063

Interest and other income (expense), net	(968)	(813)	(2,656)	(932)

Income (loss) before provision for income taxes	2,423	(1,479)	4,984	9,131
Income tax provision (benefit)	375	(356)	931	2,804

Net income (loss)	$2,048	$(1,123)	$4,053	$6,327

Net income (loss) per share:
Basic	$0.07	$(0.04)	$0.14	$0.25
Diluted	$0.07	$(0.04)	$0.14	$0.25
Shares used in computing net income per share:
Basic	28,451	27,656	28,265	24,851
Diluted	28,979	27,656	28,879	25,493

(See accompanying notes to condensed consolidated financial statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine months ended
	September 27, 2013	September 28, 2012
Cash flows from operating activities:
Net income	$4,053	$6,327
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from disposal of fixed assets	329	—
Depreciation	2,349	2,386
Amortization of intangibles	4,467	1,837
Excess tax benefit from stock-based compensation	(644)	(204)
Amortization of debt issuance costs	367	114
Stock-based compensation	3,511	3,846
Changes in assets and liabilities:
Accounts receivable	346	10,814
Inventory	4,516	14,643
Prepaid expenses and other	(296)	(1,782)
Deferred income taxes net and other non-current assets	747	(189)
Accounts payable	14,324	(6,728)
Accrued compensation and related benefits	(450)	(851)
Other liabilities	120	(1,284)

Net cash provided by operating activities	33,739	28,929

Cash used in investing activities:
Purchases of equipment and leasehold improvements	(2,288)	(409)
Disposal of equipment and leasehold improvements	96	—
AIT acquisition, net of cash acquired	—	(75,325)

Net cash used in investing activities	(2,192)	(75,734)

Cash used in financing activities:
Proceeds from revolving credit facility	36,000	115,454
Principal payments on revolving credit facility, term loan and capital lease obligations	(55,502)	(60,530)
Excess tax benefit from stock-based compensation	644	117
Employees’ taxes paid upon vesting of restricted stock units	(1,268)	(341)
Proceeds from issuance of common stock	209	219
Payments of debt issuance costs, equity issuance costs	—	(1,940)

Net cash provided by (used in) financing activities	(19,917)	52,979
Net increase in cash	11,630	6,174
Cash and cash equivalents at beginning of period	54,311	52,155

Cash and cash equivalents at end of period	$65,941	$58,329

Supplemental items:
Cash paid during the period:

Income taxes paid	$1,070	$4,472
Income tax refunds	$(22)	$(661)
Interest	$1,789	$800
Non-cash activities:
Fair value of common shares issued for acquisition	$—	$29,565
Restricted stock issued	$—	$4,744
Fixed Asset purchased included in accounts payable	$39	$—

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

Basis of Presentation — The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q include the accounts of the Company and its subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). This financial information reflects all adjustments which are, in the opinion of the Company, normal, recurring and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with GAAP, have been condensed or omitted. The Company’s December 28, 2012, balance sheet data was derived from audited financial statements as of that date.

In July 2012, the Company completed its acquisition of American Integration Technologies LLC (“AIT”). Beginning in the third quarter of fiscal 2012, the acquired business is included in the Company’s consolidated results of operations.

Principles of Consolidation — The Company’s condensed consolidated financial statements include the accounts of the Company and its subsidiaries and all intercompany accounts and transactions have been eliminated in consolidation.

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

Use of Accounting Estimates — The presentation of condensed financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. Actual amounts may differ from those estimates.

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

Significant sales to customers — The Company had significant sales to three customers, each of which accounted for 10% or more of sales for the three months ended September 27, 2013 and September 28, 2012. The Company had significant sales to three customers, each of which accounted for 10% or more of sales for the nine months ended September 27, 2013 and two of which counted for 10% or more of sales for the nine months ended September 28, 2012. Sales to each of these customers as a percentage of total sales were as follows:

	Three months ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Applied Materials, Inc.	32.9%	29.4%	33.1%	39.6%
Lam Research Corporation (1)	37.4%	27.5%	33.2%	34.4%
ASM International (2)	10.8%	19.5%	13.4%	—

Total	81.1%	76.4%	79.7%	74.0%

(1)	In June 2012, Lam Research Corporation completed the acquisition of Novellus Systems, Inc., one of the Company’s customers. The sales percentages for Lam Research Corporation for the nine months ended September 28, 2012, reflect the inclusion of sales to Novellus Systems, Inc., from the beginning of fiscal 2012 for comparison purposes.
(2)	Sales to ASM International are the result of the Company’s acquisition of AIT during the third quarter of 2012.

Three customers’ accounts receivable balances: Applied Materials, Inc., Lam Research Corporation and ASM International were individually greater than 10% of accounts receivable as of September 27, 2013 and as of December 28, 2012, and, in the aggregate, represented approximately 79% and 84%, respectively, of accounts receivable.

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

The Company’s only financial asset measured at fair value on a recurring basis is an overnight sweep account invested in money market funds which are presented as cash and cash equivalents with a carrying value and fair value of $17.9 million at September 27, 2013, based on Level 2 inputs. The Company’s only financial liability measured at fair value is the amount outstanding under our credit facility. Specifically, the fair value of outstanding borrowings under our term loan was based on level 2 inputs and fair value was determined using quoted prices for similar liabilities in inactive markets and our outstanding borrowings under our revolving credit facility were based on level 2 inputs and fair value was determined using inputs other than quoted prices that are observable, specifically, discounted cash flows of expected payments at current borrowing rates. The Company’s carrying value approximates fair value for our long term loan and revolving credit facility.

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

The determination of the Company’s tax provision is subject to judgments and estimates. The carrying value of the Company’s net deferred tax assets, which is made up primarily of tax deductions, assumes the Company will be able to generate sufficient future income to fully realize these deductions. In determining whether the realization of these deferred tax assets may be impaired, the Company makes judgments with respect to whether it is likely to generate sufficient future taxable income to realize these assets. The Company has a valuation allowance on the deferred tax assets of one of its China subsidiaries in the amount of $851,000 as of September 27, 2013 and December 28, 2012.

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on its results of operations and financial position. Management believes that it has adequately provided for any adjustments that may result from these tax audits, however, the outcome of tax audits cannot be predicted with certainty.

Product Warranty — The Company provides a warranty on its products for a period of up to two years and reserves for expected warranty liabilities at the time of sale based on historical activity. The determination of such reserves requires the Company to make estimates of product return rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from these estimates, adjustments to cost of sales may be required in future periods. Components in the reserve for warranty costs consisted of the following for the periods set forth below (in thousands):

	Nine months ended
	September 27, 2013	September 28, 2012
Beginning balance	$152	$350
Change in reserve	70	(4)
Warranty claims	(119)	(112)

Ending balance	$103	$234

Revenue Recognition — Product revenue is generally recorded upon shipment. In arrangements which specify title transfer upon delivery, revenue is not recognized until the product is delivered. The Company recognizes revenue when persuasive evidence of an arrangement exists, shipment or delivery, as applicable, has occurred, price is fixed or determinable and collectability is reasonably assured. If the Company has not substantially completed a product or fulfilled the terms of a sales agreement at the time of shipment, revenue recognition is deferred until fulfillment. The Company’s standard arrangement for its customers includes a signed purchase order or contract, no right of return of delivered products and no customer acceptance provisions.

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

Business Combinations—The Company recognizes assets acquired (including goodwill and identifiable intangible assets) and liabilities assumed at fair value on the acquisition date. Subsequent changes to the fair value of such assets acquired and liabilities assumed are recognized in earnings, after the expiration of the measurement period, for a period not to exceed 12 months from the acquisition date. Acquisition-related expenses and acquisition-related restructuring costs are recognized in earnings in the period in which they are incurred.

Stock-Based Compensation Expense

The Company maintains stock-based compensation plans which allow for the issuance of equity-based awards to executives, directors and certain employees of the Company. These equity-based awards include stock options, restricted stock awards and restricted stock units which can be either time-based or performance-based. The Company also maintains an employee stock purchase plan that provides for the issuance of shares to all eligible employees of the Company at a discounted price.

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

The Company applies the fair value recognition provisions based on the FASB’s guidance regarding stock-based compensation. The exercise price of each stock option equals the market price of the Company’s stock on the date of grant. The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting periods on a straight-line basis over the applicable vesting period and will be adjusted for subsequent changes in estimated forfeitures and future option grants. Most options are scheduled to vest over four years and expire no later than ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected term of the awards; the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company estimates the expected term of share-based awards granted based on the Company’s historical option term experience. The Company estimates the volatility of its common stock based upon the Company’s historical stock price volatility over the length of the expected term of the options. The Company bases the risk-free interest rate that it uses in the option valuation model on U.S. Treasury zero-coupon bond issues with remaining maturities similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. The Company also considers, each quarter, whether there have been any significant changes in facts and circumstances that would affect the forfeiture rate.

Stock Options

The following table summarizes information with respect to options granted, exercised and canceled in the nine months ended September 27, 2013 and outstanding at September 27, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 2012	1,514,113	$6.98	4.0	$1,444,653
Granted
Exercised	(111,657)	$1.15
Canceled	(38,173)	$11.73

Outstanding at September 27, 2013	1,364,283	$7.32		$2,112,313

Vested and expected to vest at September 27, 2013	1,364,274	$7.32		$2,112,310
Vested and exercisable at September 27, 2013	1,363,885	$7.32		$2,112,174

There were no options granted by the Company during either of the nine month periods ended September 27, 2013 or September 28, 2012.

The total unamortized expense of the Company’s unvested options, net of forfeitures, as of September 27, 2013, was less than $0.1 million.

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

Restricted Stock Units and Restricted Stock Awards

The Company grants Restricted Stock Units (“RSU’s”) to certain employees and Restricted Stock Awards (“RSA”) to non-employee directors as part of the Company’s long term equity compensation plan.

Restricted Stock Units — RSU’s are granted to employees with a per share or unit purchase price of zero dollars and either have time based or performance based vesting. RSU’s typically vest over three years, subject to the employee’s continued service with the Company. For purposes of determining compensation expense related to these RSU’s, the fair value is determined based on the closing market price of the Company’s common stock on the date of RSU grant. The expected cost of the grant is reflected over the service period, and is reduced for estimated forfeitures. The Company granted 193,200 RSU’s during the quarter ended March 29, 2013, with a weighted average fair value of $5.39 per share and the Company granted 548,900 RSU’s (including 110,375 performance stock units) during the quarter ended March 30, 2012, with a weighted average fair value of $8.21 per share. The Company granted 408,000 RSU’s (including 152,750 performance stock units) during the quarter ended June 28, 2013 with a weighted average fair value of $6.06 per share and the Company granted 4,450 RSU’s during the quarter ended June 29, 2012 with a weighted average fair value of $6.41 per share. The Company granted 149,950 RSU’s during the quarter ended September 27, 2013, with a weighted average fair value of $6.87 per share and granted 6,000 RSU’s during the quarter ended September 28, 2012 with a weighted average fair value of $6.06 per share. During the nine months ended September 27, 2013 95,457 vested shares were withheld to satisfy withholding tax obligations, resulting in the net issuance of 440,647 shares. As of September 27, 2013 approximately $5.6 million of stock-based compensation cost, net of forfeitures, related to RSU’s remains to be recognized, of which substantially all is expected to be recognized over an estimated period of less than three years. As of September 27, 2013 a total of 1,263,633 RSU’s remain outstanding with an aggregate intrinsic value of $8.8 million and a weighted average remaining contractual term of 1.2 years.

Restricted Stock Awards —The total unamortized expense of the Company’s unvested restricted stock awards as of September 27, 2013, was approximately $0.1 million.

The following table summarizes the Company’s restricted stock unit and restricted stock award activity for the nine months ended September 27, 2013:

Number of Shares
Unvested restricted stock units and restricted stock awards at December 28, 2012	1,312,706
Granted	786,150
Vested	(566,104)
Forfeited	(238,185)

Unvested restricted stock units and restricted stock awards at September 27, 2013	1,294,567

The following table shows the Company’s stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three months ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Cost of sales(1)	$159	$422	$883	$1,237
Research and development	69	91	216	256
Sales and marketing	127	118	356	324
General and administrative	771	786	1,990	2,249

Total stock-based compensation expense	1,126	1,417	3,445	4,066
Income tax benefit	(173)	(341)	(644)	(926)

Total stock-based compensation expense, net of income tax benefit	$953	$1,076	$2,801	$3,140

(1)	As of September 27, 2013 and September 28, 2012, there were no stock-based compensation expenses capitalized in inventory.

2. Balance Sheet Information

Inventory consisted of the following (in thousands):

	September 27, 2013	December 28, 2012
Raw materials	$41,031	$47,825
Work in process	14,109	9,994
Finished goods	2.098	2,349

	57,238	60,168
Reserve for excess and obsolete	(6,945)	(6,203)

Total	$50,293	$53,965

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	September 27, 2013	December 28, 2012
Computer equipment and software	$9,216	$8,148
Furniture and fixtures	2,510	1,682
Machinery and equipment	15,638	8,597
Leasehold improvements	13,772	10,092

	41,136	28,519
Accumulated depreciation	(32,380)	(19,237)

Total	$8,756	$9,282

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

The Company allocated the purchase price of AIT to tangible assets, liabilities and identifiable intangible assets acquired, based on their estimated fair values. Accounts receivable, net of allowance for doubtful accounts and other current assets and liabilities were stated at their historical carrying values, which approximate fair value given the short-term nature of these assets and liabilities. The fair value of the inventory was derived from model-based valuations for which all significant inputs and value drivers are observable directly or indirectly (“Level 2 inputs”). The fair value of fixed assets was determined using market data for similar assets. The fair value of the non-financial assets, summarized below, were derived from significant unobservable inputs (“Level 3 inputs”) determined by management based on market analysis, income analysis and discounted cash flow models. The fair value of purchased identifiable intangible assets was determined using the Company’s discounted cash flow models from income projections prepared by management, using weighted average cost of capital plus a 1.4% premium.

The excess of purchase price over the aggregate fair values was recorded as goodwill. Although goodwill is not amortized for financial accounting purposes, it is amortized for tax purposes over fifteen years. The Company determined the fair values assigned to identifiable intangible assets acquired based on its consideration of a number of inputs, including an independent third party analysis that was based upon estimates and assumptions provided by the Company. These estimates and assumptions were determined through established and generally accepted valuation techniques. In determining the fair value of the identifiable intangible assets, the Company considered, among other factors, the best use of acquired assets, analyses of historical financial performance and estimates of future performance of AIT’s products. The fair values of identifiable intangible assets were calculated considering market participant expectations and using an income approach. The rates utilized to discount estimated net cash flows to their present values were based on a weighted average cost of capital of 12.5% and a long term growth rate of 4%. This discount rate was determined after consideration of the rate of return on debt capital and equity that typical investors would require from an investment in companies similar in size and operating in similar markets as AIT. The estimated fair value of the tangible and intangible assets acquired was allocated at AIT’s acquisition date. During the quarter ended June 28, 2013, the Company completed the purchase price allocation for the AIT acquisition. The purchase price for the acquisition is allocated as follows (in thousands):

Fair Market Values
Cash and cash equivalents	$380
Accounts receivable	16,959
Inventories	23,618
Other current assets	381
Property and equipment	1,880
Goodwill	55,918
Purchased intangible assets	22,500

Total assets acquired	121,636

Accounts payable and accrued expenses	(13,807)
Other liabilities	(2,939)

Total liabilities assumed	(16,746)

Purchase price allocated	$104,890

Details of purchased intangible assets with finite lives were as follows as of September 27, 2013 (in thousands):

	Useful Life	Purchased Intangible Assets
	(in years)
Customer relationships	7	$19,000
Trade-name	6	1,900
Intellectual Property/Know-How	7	1,600

Total purchased intangible assets		22,500
Accumulated amortization December 28, 2012		(3,785)

Carrying amount December 28, 2012		18,715
Amortization for the nine months ended September 27, 2013		(4,467)

Carrying amount September 27, 2013		$14,248

An accelerated method of amortization is used for the Customer Relationships intangible asset based on the expected pattern of future benefits. For the Tradename and Intellectual Property Know-how intangible assets a straight-line amortization method is used.

The following unaudited pro forma consolidated results of operations assume the acquisition was completed as of the beginning of the fiscal reporting periods presented. The unaudited pro forma consolidated results of operations for the three and nine months ended September 28, 2012 combine the results of Ultra Clean and AIT, as follows:

	Three Months Ended September 28, 2012	Nine Months Ended September 28, 2012
	(In thousands, except per share amounts)
Net sales	$100,849	$380,208
Net income	$(177)	$9,312
Basic earnings per share	$(0.01)	$0.33
Diluted earnings per share	$(0.01)	$0.33

The unaudited pro forma results above include adjustments related to the purchase price allocation and financing of the acquisition, primarily to increase amortization for the identifiable intangible assets, to increase interest expense for the additional debt incurred to complete the acquisition, to reflect the related income tax effect and to adjust weighted shares issued as part of the acquisition. The pro forma results for the nine months ended September 28, 2012 include acquisition costs of $2.0 million which are not expected to occur in future quarters. The unaudited pro forma condensed combined financial information has been prepared by management for illustrative purposes only and are not necessarily indicative of the consolidated financial position or results of income in future periods or the results that actually would have been realized had Ultra Clean and AIT been a combined company during the specified periods. The unaudited pro forma condensed combined financial information does not reflect any operating efficiencies and/or cost savings that we may achieve with respect to the combined companies, or any liabilities that may result from integration activities.

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

During the quarter ended September 27, 2013, the Company concluded there were no triggering events which would require an impairment analysis of the carrying amount of goodwill, primarily due to operating cash flows during the period. During the nine months ended September 27, 2013, the Company reduced the goodwill balance by $0.7 million due to the change in the provisional measurement of acquired inventory and sales and use tax balances. The change was not material to the presented financial statements, therefore the comparative information was not revised.

Details of goodwill from inception through September 27, 2013 are as follows (in thousands):

	Gross Amount	Accumulated Impairment	Net Carrying Amount
Nine Months ended September 27, 2013
Goodwill (1)	$89,961	$(34,043)	$55,918
Year Ended December 28, 2012
Goodwill (1)	$90,705	$(34,043)	$56,662

(1)	Represents aggregate goodwill recorded for the UCT acquisition in 2002, the Sieger Engineering LLC acquisition in 2006 and the AIT acquisition in 2012.

Details of goodwill and other intangible assets were as follows (in thousands):

	September 27, 2013			December 28, 2012
	Goodwill	Intangible Assets	Total	Goodwill	Intangible Assets	Total
Carrying amount	$55,918	$23,235	$79,153	$56,662	$27,702	$84,364

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

Details of purchased intangible assets as of September 27, 2013, are as follows (in thousands):

	As of December 28, 2012 Purchased Intangible Assets	As of December 28, 2012 Accumulated Amortization	As of December 28, 2012 Carrying Value	Nine Months September 27, 2013 Amortization	As of September 27, 2013 Carrying Value	Useful Life (in years)
Customer relationships	$19,000	$(3,448)	$15,552	$(3,967)	$11,585	7
Tradename (AIT)	1,900	(223)	1,677	(330)	1,347	6
Intellectual property know how	1,600	(114)	1,486	(170)	1,316	7
Tradenames (UCT)	8,987	—	8,987	—	8,987	*

	$31,487	$(3,785)	$27,702	$(4,467)	$23,235

*	The UCT tradename was determined to have an indefinite life and is therefore not amortized.

The Company amortizes its customer relationships intangible asset using an accelerated method over the estimated economic life of the asset, or 7 years. The Company amortizes its trade-name and intellectual property/know-how intangible assets on a straight-line basis ranging from six to seven years. Amortization expense was approximately $1.5 million and $4.5 million for the three and nine months ended September 27, 2013, respectively. Amortization expense was $1.9 million for the three and nine months ended September 28, 2012.

As of September 27, 2013, future estimated amortization expense is expected to be as follows (in thousands):

Amortization Expense
2013 (remaining in year)	$1,526
2014	4,884
2015	2,813
2016	2,293
2017	1,387
2018	848
2019	497

Total	$14,248

In addition to the AIT tradename intangible of $1.9 million, which the Company concluded has a definite life of six years, the Company is also carrying a UCT tradename intangible asset of $9.0 million as a result of a previous acquisition. The Company concluded that the UCT trade-name intangible asset life is indefinite and is therefore not amortized. During the quarter ended September 27, 2013, the Company concluded there were no triggering events which would require an impairment analysis of the carrying amount of UCT tradename, primarily due to operating cash flows during the period.

5. Borrowing Arrangements

On July 3, 2012, in connection with the Company’s acquisition of AIT and the refinancing of its prior credit facility, the Company entered into a credit agreement (the “Credit Agreement”) by and among the Company, certain of its subsidiaries, Silicon Valley Bank, U.S. Bank National Association and HSBC Bank (collectively, the “Lenders”). The Credit Agreement provides for a term loan in an aggregate principal amount of $40.0 million (the “Term Loan”) and a revolving credit facility in an aggregate principal amount of $40.0 million (the “Revolving Credit Facility”), a letter of credit facility in the aggregate availability amount of $15.0 million (as a sublimit of such Revolving Credit Facility) (the “L/C Facility”) and a swing line sub-facility in the aggregate availability amount of $4.0 million (as a sublimit of the Revolving Credit Facility) (together with the Term Loan, the Revolving Credit Facility and the L/C Facility, the “Credit Facility”). On July 3, 2012, the Company borrowed an aggregate of $40.0 million under the Term Loan and approximately $39.8 million under the Revolving Credit Facility. The borrowed funds were used at the closing of the Company’s acquisition of AIT to finance the acquisition and repay the outstanding balance of $3.7 million to Silicon Valley Bank as lender under the Company’s prior credit facility. The prior credit facility was terminated in connection with this transaction.

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

At the Company’s option, borrowings under the Term Loan and Revolving Credit Facility (subject to certain limitations) bear interest at either a base rate or at the London Interbank Offered Rate (“LIBOR”) (with the LIBOR being adjusted for certain Eurocurrency reserve requirements, if any, as described in the Credit Agreement), plus, in each case, an applicable margin based on the Company’s consolidated leverage ratio. All loans described above made on July 3, 2012 were initially base rate loans, carrying interest of 3.75%. The Company expects, however, that the effective interest rate will be higher due to the incurrence of certain loan-related costs of approximately $1.9 million that will be treated as deferred interest and amortized over the life of the loan.

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

For the quarter ended September 27, 2013, the Company was in compliance with all covenants.

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

As of September 27, 2013, the outstanding amounts under the Company’s Term Loan and Revolving Credit Facility were $30.0 million and $26.5 million, respectively, which are net of unamortized debt issuance costs of $1.3 million for a total debt balance of $56.5 million. The Company analyzed the Credit Agreement and determined that the outstanding balance of Revolving Credit Facility debt should be classified as short-term due to acceleration clauses in the agreement.

6. Income Tax

The Company’s income tax provision and related effective tax rate for the three and nine month periods ended September 27, 2013 was $375,000 and 15.5% and $931,000 and 18.7%, respectively, compared to $(356,000) and 24.1% and $2,804,000 and 30.7%, respectively for the same periods a year ago. The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings to foreign jurisdictions with lower tax rates or tax holidays offset by certain discrete tax items during 2013.

Undistributed earnings of the Company’s foreign subsidiaries at September 27, 2013, are considered to be indefinitely reinvested and no provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The following table summarizes the activity related to the Company’s uncertain tax positions (in thousands):

	Nine months ended
	September 27, 2013	September 28, 2012
Balance as of the beginning of period	$109	$132
Finalization of tax audits	—	(21)
Decreases related to prior year tax positions	(22)	—

Balance as of the end of period	$87	$111

The Company’s gross liability for unrecognized tax benefits as of September 27, 2013 and September 28, 2012, was $87,000 and $111,000, respectively. Increases or decreases to interest and penalties on uncertain tax positions are included in income tax provision (benefit) in the Condensed Consolidated

Statements of Operations. Interest related to uncertain tax positions was $3,000 for each of the nine months ended September 27, 2013 and September 28, 2012, respectively. Although it is possible some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

The determination of the Company’s tax provision is subject to judgments and estimates. The carrying value of the Company’s net deferred tax assets, which is made up primarily of tax deductions, assumes the Company will be able to generate sufficient future income to fully realize these deductions. In determining whether the realization of these deferred tax assets may be impaired, the Company makes judgments with respect to whether the Company is likely to generate sufficient future taxable income to realize these assets. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on the Company’ results of operations and financial position.

As of September 27, 2013, the Company maintained a full valuation allowance on the deferred tax assets of one of its China subsidiaries in the amount of $851,000 as the Company believes it is more likely than not that the deferred tax asset will not be realized. In order to reverse a valuation allowance, (GAAP) suggests that the Company review the cumulative income/loss in recent years as well as determine the Company’s ability to generate sufficient future taxable income to realize the Company’s net deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company’s 2010 through 2012 federal income tax returns are open to audit through the statute of limitations by the Internal Revenue Service. The Company’s 2008 through 2012 state income tax returns are open to audit by the California Franchise Tax Board. The Company is also subject to examination in various other jurisdictions for various periods. The Company is currently experiencing a tax holiday related to its Singapore subsidiary that will expire for tax years beginning January 2015. The Company’s Singapore subsidiary recorded a net profit, considered insignificant by the Company, for the quarter ended September 27, 2013.

7. Net Income Per Share

Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share data):

	Three months ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Net income	$2,048	$(1,123)	$4,053	$6,327
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	28,451	27,656	28,265	24,851
Shares used in computation — diluted:
Shares used in computing basic net income per share	28,451	27,656	28,265	24,851
Dilutive effect of common shares outstanding subject to repurchase	241		365	265
Dilutive effect of options outstanding	287		249	377

Weighted average shares used in computing diluted net income per share	28,979	27,656	28,879	25,493
Net income per share — basic	$0.07	$(0.04)	$0.14	$0.25
Net income per share — diluted	$0.07	$(0.04)	$0.14	$0.25

The Company had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive. Such outstanding securities consisted of 575,470 and 1,013,361 stock options outstanding for the three month ended September 27, 2013 and September 28, 2012 as well as 996,495 and 612,069 stock options for the nine months ended September 27, 2013 and September 28, 2012, respectively.

8. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $52.5 million at September 27, 2013.

The Company leases properties domestically in Hayward, California; Austin, Texas; Pflugerville, Texas; Chandler, Arizona, and South San Francisco, California and internationally in China, Singapore and the Philippines. The Company leases certain of its facilities under non-cancelable leases, which expire on various dates through 2022.

As of September 27, 2013, future minimum payments under these operating leases were as follows (in thousands):

Fiscal year
2013 (remaining in year)	$1,330
2014	5,108
2015	4,577
2016	3,952
2017	3,347
Thereafter	9,485

Total minimum lease payments	$27,799

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

9. Segment Information

The Company operates in one reportable segment and is engaged in the development, manufacture and supply of critical subsystems and systems for the semiconductor capital equipment, flat panel, medical, energy and research industries. Multiple operating segments were aggregated into one reportable segment as the nature of the Company’s products and production processes, as well as type of customers and distribution methods, is consistent among all the Company’s products. In addition, all operating segments have similar economic characteristics. The Company’s foreign operations are conducted primarily through its wholly-owned subsidiary in China. The Company’s principal markets include North America, Asia and, to a lesser degree, Europe. Sales by geographic area represent sales to unaffiliated customers.

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth revenue by geographic area (in thousands):

	Three months ended		Nine months ended
	Sept 27, 2013	Sept 28, 2012	Sept 27, 2013	Sept 28, 2012
United States	$76,388	$84,437	$244,476	$239,716
China	10,521	6,033	24,954	20,939
Singapore	17,602	9,908	40,094	50,145
Other	2,672	471	8,230	2,563

	$107,183	$100,849	$317,754	$313,363

At September 27, 2013 and September 28, 2012, approximately $4.5 million and $4.2 million, respectively, of the Company’s net long-lived assets were located in Asia, and the remaining balances were located in the United States.

10. Correction of Previously Reported Quarterly Financial Statements

As described in the Annual Report on Form 10-K for the year ended December 28, 2012, the Company has made certain corrections to amounts previously reported for the three and nine month periods ended September 28, 2012. The Company has concluded that, due to the nature of the affected expenses, these corrections were not material to the interim financial statements for the three and nine month periods ended September 28, 2012. The Company has included such corrections to its 2012 interim financial statements for the periods ended September 28, 2012 within this report on Form 10-Q.

	Three Months ended September 28, 2012 as reported	Corrections to the three months ended September 28, 2012		Three months ended September 28, 2012 as corrected	Nine months ended September 28, 2012 as reported	Corrections to the nine months ended September 28, 2012		Nine months ended September 28, 2012 as corrected
	(In thousands, except per share data)
Sales	$100,849			$100,849	$313,363			$313,363
Gross profit	$14,323			$14,323	$44,237			$44,237
Operating expenses	$15,750	$(761	)(a)(b)	$14,989	$34,481	$(307	)(b)	$34,174
Income from operations	$(1,427)	$761		$(666)	$9,756	$307		$10,063
Income tax provision	$(539)	$183	(c)	$(356)	$1,942	$862	(c)(d)	$2,804
Net income (loss)	$(1,701)	$578		$(1,123)	$6,882	$(555)		$6,327
Earnings per share — basic	$(0.06)	$0.02		$(0.04)	$0.28	$(0.03)		$0.25
Earnings per share — diluted	$(0.06)	$0.02		$(0.04)	$0.27	$(0.02)		$0.25

The corrections relate to:

a)	$454,000 of costs associated with the acquisition of AIT that were capitalized at June 29, 2012 and expensed in the quarter ended September 28, 2012, which should have been expensed in the quarter ended June 29, 2012;
b)	$307,000 of performance equity award expenses originally reversed in the quarter ended December 28, 2012, that should have been reversed in the quarter ended September 28, 2012;
c)	the tax effect of items a) and b) above; and,
d)	foreign tax payments of $770,000 that were recorded as a reduction of other current liabilities as of September 28, 2012 and expensed in the quarter ended December 28, 2012 but should have been expensed in the quarter ended June 29, 2012.

ITEM 2.	Management’s Discussion And Analysis of Financial Condition And Results Of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 13, 2013. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, gross margins and the plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on March 13, 2013. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Financial Highlights

Sales for the three months ended September 27, 2013 were $107.2 million, an increase of $6.3 million, or 6.3%, from the comparable quarter of 2012.

Gross profit for the three months ended September 27, 2013 was $15.8 million, or 14.8% of sales compared to $14.3 million or 14.2% of sales for the comparable quarter of 2012. Total operating expenses for the three months ended September 27, 2013 were $12.4 million, or 11.6% of sales, compared to $15.0 million, or 14.9% of sales, for the three months ended September 28, 2012. We earned net income of $2.0 million for the three months ended September 27, 2013, compared to a net loss of $1.1 million for the three months ended September 28, 2012.

Sales for the nine months ended September 27, 2013 were $317.8 million, an increase of $4.4 million, or 1.4%, from the comparable period of 2012. Gross profit for the nine months ended September 27, 2013 was at $45.8 million or 14.4% of sales, compared to $44.2 million, or 14.1% of sales, during the comparable period of 2012. Total operating expenses for the nine months ended September 27, 2013 were $38.1 million, or 12.0% of sales, compared to $34.2 million, or 10.9% of sales, for the nine months ended September 28, 2012. We earned net income of $4.1 million for the nine months ended September 27, 2013 as compared to $6.3 million for the nine months ended September 28, 2012.

We had significant sales to three customers, each of which accounted for 10% or more of sales for the nine months ended September 27, 2013. For a further discussion, see Note 1. Organization and Significant Accounting Policies -Significant Sales to Customers in Notes to Condensed Consolidated Financial Statements above.

Effective as of the end of the first quarter of 2012, we agreed to terminate our arrangement with FEI Corporation, whereby FEI would take back the manufacturing process they had been outsourcing to us since 2008.We agreed to assist FEI during the transition period through our third quarter of fiscal 2012 and, as a result, recorded revenue totaling $2.1 million related to these efforts during that timeframe, offset by associated costs.

We announced in the third quarter of fiscal 2012 that one of our larger semiconductor equipment customers had decided to in-source a portion of their gas panel business. While this decision did not have a material impact on our sales in fiscal 2012, it could have a negative quarterly impact of 7% to 9% on total sales by the end of fiscal 2013.

Results of Operations

For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in our quarterly report.

	Three months ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.2%	85.8%	85.6%	85.9%

Gross profit	14.8%	14.2%	14.4%	14.1%

Operating expenses:
Research and development	1.3%	1.3%	1.3%	1.3%
Sales and marketing	2.4%	1.8%	2.3%	1.7%
General and administrative	7.9%	9.7%	8.4%	7.3%
Acquisition costs	—%	2.07%	—%	0.7%

Total operating expenses	11.6%	14.9%	12.0%	11.0%

Income (loss) from operations	3.2%	(0.7)%	2.4%	3.1%
Interest and other income (expense), net	(0.9)%	(0.8)%	(0.8)%	(0.3)%

Income (loss) before provision for income taxes	2.3%	(1.5)%	1.6%	2.8%

Income tax provision (benefit)	0.3%	(0.4)%	0.3%	0.9%

Net income (loss)	2.0%	(1.1)%	1.3%	1.9%

Sales

Sales for the three months ended September 27, 2013 increased $6.3 million, or 6.3%, to $107.2 million from $100.9 million in the comparable period of 2012, which included sales from AIT. The increase in sales for the three months ended September 27, 2013 was due primarily to an increase in semiconductor customer shipments. Sales for the nine months ended September 27, 2013 increased $4.4 million, or 1.4%, to $317.8 million from $313.4 million in the comparable period of 2012, which included only one full quarter of sales from AIT. The increase in sales during the nine month period ended September 27, 2013 was due primarily to our acquisition of AIT in July 2012 which resulted in the inclusion of sales of $89.5 million from AIT in the nine month period ended September 27, 2013 compared to $36.5 million of sales from AIT for the nine month period in 2012. Sales for UCT when excluding sales from AIT were lower during the nine months ended September 27, 2013 when compared to the same period in 2012 due to factors including the termination of our arrangement with FEI at the end of the first quarter of 2012, the determination by one of our larger semiconductor equipment customers to in-source a portion of their gas panel business, as well as an overall downturn in the semiconductor industry beginning in the third quarter of 2012 which did not impact AIT until the beginning of the fourth quarter of 2012.

Gross Profit

Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold. Gross profit for the three months ended September 27, 2013 was $15.8 million, or 14.8% of sales, an increase of $1.5 million, or 10.5%, from $14.3 million, or 14.2% of sales, in the comparable period of 2012. The Company’s gross profit for the nine months ended September 27, 2013 was $45.8 million, or 14.4% of sales, an increase of $1.5 million, or 3.4%, from $44.2 million, or 14.1% for the nine months ended September 28, 2012. The increase in gross margin for both the three and nine month periods was due primarily to the change in sales mix between and lower material and direct labor costs.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the three months ended September 27, 2013, increased $0.2 million, to $1.4 million, or 1.3% of sales, compared to $1.3 million, or 1.3% of sales in the comparable period in 2012. Research and development expense for the nine months ended September 27, 2013 increased less than $0.1 million, to $4.2 million, or 1.3% of sales, compared to $4.0 million, or 1.3% of sales in the comparable period in 2012.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees and salaries paid to our configuration engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the three months ended September 27, 2013, increased $0.8 million to $2.6 million, or 2.4% of sales, compared to $1.8 million, or 1.8% of sales, in the comparable period of 2012. The increase in sales and marketing expense was primarily due to an increase in headcount and headcount-related costs, including salaries, commissions and bonuses. Sales and marketing expenses for the nine months ended September 27, 2013, increased $2.1 million to $7.3 million, or 2.3% of sales, compared to $5.2 million, or 1.7% of sales in the comparable period of 2012. The increase in sales and marketing expense was primarily due to the inclusion of sales and marketing expenses generated from AIT for the full nine months ended September 27, 2013 compared to three months in the previous year ended September 28, 2012. The Company also incurred additional costs during the nine months ended September 27, 2013 related to an increase in headcount and headcount-related costs, including salaries, commissions and bonuses.

General and Administrative Expense

Our general and administrative expense has historically consisted primarily of salaries and overhead associated with our administrative staff and professional fees. General and administrative expense decreased approximately $1.3 million, or 13.7% for the three months ended September 27, 2013, to $8.5 million, or 7.9% of sales, compared with $9.8 million, or 9.7% of sales in the comparable period of 2012. The decrease was due primarily to a reduction in headcount in our AIT location during 2013 as well as a reduction in the amount of amortization of finite-lived intangibles. General and administrative expense increased approximately $3.7 million, or 16.2% for the nine months ended September 27, 2013 to $26.6 million, or 8.4% of sales, compared with $22.9 million, or 7.3% of sales, in the comparable period of 2012. The increase was primarily due to the amortization of finite-lived intangibles and the inclusion of costs associated with the AIT acquisition for a full nine month period in 2013 compared to a three month period in 2012.

Interest and Other Income (Expense), net

Interest and other income (expense), net, for the three months ended September 27, 2013 was $(1.0) million compared to $(0.8) million in the comparable period of 2012. Interest and other income (expense), net, for the nine months ended September 27, 2013 was $(2.7) million compared to $(0.9) million in the comparable period of 2012. The change in both the three and nine month periods was primarily due to an increase in interest expense as a result of the increase in outstanding debt beginning in the third quarter of 2012 resulting from the acquisition of AIT.

Income Tax Provision

Our effective tax rate for the three months ended September 27, 2013 and September 28, 2012 was 15.5% and 24.1%, respectively. Our effective tax rate for the nine months ended September 27, 2013 and September 28, 2012 was 18.7% and 30.7%, respectively. The change in respective rates reflects, primarily, a change in the geographic distribution of our world-wide earnings to foreign jurisdictions with lower tax rates or tax holidays offset by certain discrete tax items during 2013.

Liquidity and Capital Resources

We have required capital principally to fund our acquisitions and working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of September 27, 2013, we had cash and cash equivalents of $65.9 million compared to $54.3 million as of December 28, 2012. Our cash and cash equivalents, as well as cash generated from operations, was our principal source of liquidity as of September 27, 2013.

For the nine months ended September 27, 2013, we generated cash from operating activities of $33.8 million compared to $29.2 million for the comparable period of 2012. Operating cash flows generated in the nine months ended September 27, 2013 were impacted by non-cash activity, including loss from disposal of fixed asset, depreciation, amortization of intangibles debt issuance costs and excess tax benefit from stock in the aggregate of $10.4 million and stock-based compensation of $3.5 million; decreases in accounts receivable and inventory of $0.3 million and $4.5 million, respectively; an increase in accounts payable of $14.3 million, and a decrease in accrued compensation and related benefits of $0.5 million. Our cash flows from operations in any given period are largely driven by the timing of sales, the collection of accounts receivable and the payment of accounts payable.

Net cash used in investing activities for the nine months ended September 27, 2013, was $2.2 million primarily for capital expenditures compared to $75.7 million related primarily to the acquisition of AIT.

Net cash used in financing activities for the nine months ended September 27, 2013 was $19.9 million compared to $52.7 million for the comparable period of 2012. For the nine months ended September 27, 2013, our cash used in financing activities was due primarily to principal payments of $55.5 million on the Term Loan, Revolving Credit Facility and capital lease obligations offset by proceeds of $36.0 million from our Revolving Credit Facility for the nine month period ended September 27, 2013 compared to principal payments of $60.5 million on the Term Loan, Revolving Credit Facility and capital lease obligations offset by proceeds of $115.5 million from our Revolving Credit Facility. During the nine months ended September 27, 2013 the Company used cash of $1.3 million associated with employees’ taxes paid upon vesting of restricted stock units. The Company also used cash of $1.9 million during the nine months ended September 28, 2012 related to debt and equity issuance costs related to the acquisition of AIT. See “Borrowing Arrangements” below for information about our current borrowing arrangements which we entered into in connection with our acquisition of AIT on July 3, 2012.

We anticipate that our existing cash balance and operating cash flow will be sufficient to service our indebtedness and meet our working capital requirements and technology development projects for at least the next twelve months. The adequacy of these resources to meet our liquidity needs beyond that period will depend on our operating results, the state of the worldwide economy, our ability to meet our financial covenants in our credit facility, the cyclical expansion or contraction of the semiconductor capital equipment industry and the other industries we serve and capital expenditures required to meet possible increased demand for our products.

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

In addition, the undistributed earnings of our foreign subsidiaries at September 27, 2013, are considered to be indefinitely reinvested and unavailable for distribution in the form of dividends or otherwise. Accordingly, no provisions for U.S. income taxes have been provided thereon. We anticipate that we have adequate liquidity and capital resources and would not need to repatriate earnings. As of September 27, 2013, we have approximately $47.6 million in cash in our foreign subsidiaries.

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

•	a minimum domestic cash of $15.0 million as of the last day of any fiscal quarter and $10.0 million as of the last day of any other fiscal month from January 25, 2013 and thereafter;

•	a minimum consolidated quick ratio (as defined in the Credit Agreement, as amended) of 1.10 to 1.00 as of the end of each fiscal month from January 25, 2013 and thereafter;

•

a minimum consolidated adjusted EBITDA (as defined in the Credit Agreement, as amended), measured over the preceding two quarters, of $3.5 million as of the end of the fourth quarter of 2012, $2.5 million as of the end of the first quarter of 2013, $3.0 million as of the end of the second quarter of 2013, $4.0 million as of the end of the third quarter of 2013, $6.0 million as of the end of the fourth quarter of 2013, $7.0 million as of the end of the first quarter of 2014 and $8.0 million as of the end of the second quarter of 2014 and each quarter thereafter.

For the quarter ended September 27, 2013, we were in compliance with all covenants.

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

As of September 27, 2013, outstanding amounts under our Term Loan and Revolving Credit Facility balances were $30.0 million and $26.5 million, respectively, which are net of unamortized debt issuance costs of $1.3 million for a total debt balance of $56.5 million. We analyzed the Credit Agreement and determined that the outstanding balance of Revolving Credit Facility debt should be classified as short-term due to acceleration clauses in the agreement.

Capital Expenditures

Capital expenditures were approximately $2.3 million in the nine months ended September 27, 2013. The Company’s anticipated capital expenditures for the remainder of 2013 are anticipated to be financed through cash from operations.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Other than operating leases for certain equipment and real estate and purchase order commitments primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the arrangements described under “Borrowing Arrangements” above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of September 27, 2013, (in thousands):

	2013	2014	2015	2016	2017	2018 and Thereafter	Total
Capital leases	$2	$7	$—	$—	$—	$—	$9
Operating leases (1)	1,330	5,108	4,577	3,952	3,347	9,485	27,799
Borrowing arrangements (2)	32,844	10,000	10,000	5,000	—	—	57,844
PO commitments	52,531	—	—	—	—	—	52,531

Total	$86,707	$15,115	$14,577	$8,952	$3,347	$9,485	$138,183

(1)	Operating lease expense reflects (a) the lease for our headquarters facility in Hayward, California that was modified in the fourth quarter of 2012 such that the lease now expires in 2022; (b) the leases for manufacturing facilities in South San Francisco that expire in 2013 (c) the leases for manufacturing facilities in China, Singapore and the Philippines that expire in 2013 thru 2016; (d) the leases for manufacturing facilities in Austin and Pflugerville, Texas that expire thru 2016 and; (d) the leases for manufacturing facilities in Chandler, Arizona that expire in 2017. We have options to renew certain of the leases in South San Francisco, Hayward and Austin which we expect to exercise.
(2)	Amounts reflect our Credit Facility, under which we borrowed $40.0 million under the term loan and approximately $39.8 million under the revolving credit facility on July 3, 2012. The term loan must be repaid in consecutive quarterly installments of $2.5 million and with the balance of the then outstanding principal amount of the term loan due at the final maturity, which is July 3, 2016. The revolving credit facility is available for the four-year period beginning on July 3, 2012. See Note 5. Borrowing Arrangements in Notes to Condensed Consolidated Financial Statements above.

Critical Accounting Policies, Significant Judgments and Estimates

Our condensed consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure at the date of our financial statements. Estimates and judgments are reviewed on an on-going basis, including those related to sales, inventories, goodwill, intangible assets, stock compensation and income taxes. The estimates and judgments are based on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We consider certain accounting policies related to the purchase accounting, revenue recognition, inventory valuation, accounting for income taxes, valuation of intangible assets and goodwill and equity incentives to employees to be critical policies due to the estimates and judgments involved in each. Our significant accounting policies and critical estimates are disclosed in our 2012 Annual Report on Form 10-K as filed with the SEC on March 13, 2013. No material changes to our significant accounting policies and critical estimates have occurred subsequent to December 28, 2012.

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

Chinese authorities recently relaxed controls of China’s currency, the Renminbi, and allowed the currency to strengthen against other world currencies, including the U.S. dollar. We continue to monitor any potential impact of the appreciation of the Renminbi on our operations in China as well as globally. Changes in the value of the Renminbi did not have a material impact on our results of operations for any period presented in this Form 10-Q.

Interest Rates

Our interest rate risk relates primarily to our debt which totals $56.5 million (net of debt issuance costs) as of September 27, 2013, and carries interest rates pegged to either the PRIME rate or LIBOR. An immediate increase in interest rates of 100 basis points would increase our interest expense by approximately $0.1 million per quarter. This would be partially offset by increased interest income on our invested cash. Conversely, an immediate decline of 100 basis points in interest rates would decrease our interest expense by approximately $0.1 million per quarter. This would be partially offset by decreased interest income on our invested cash.

ITEM 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon our evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 27, 2013.

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

Our business and operating results depend in significant part upon capital expenditures by manufacturers in the semiconductor capital equipment, flat panel, medical, energy and research industries, which in turn depend upon the current and anticipated market demand for such products. Historically, the industries we serve (in particular the semiconductor industry) have been highly cyclical, with recurring periods of over-supply of products that have had a severe negative effect on the demand for capital equipment used to manufacture such products. We have experienced and anticipate that we will continue to experience significant fluctuations in customer orders for our products through such cycle. Slowdowns in the industries we serve have had, and future slowdowns may also have, a material adverse effect on our operating results. During periods of decreasing demand for our products, we must be able to appropriately align our cost structure with prevailing market conditions, effectively manage our supply chain and motivate and retain employees. During periods of increased demand, we must increase manufacturing capacity and inventory to meet customer demands, effectively manage our supply chain and attract, retain and motivate a sufficient number of employees. If we are not able to timely and appropriately adapt to the changes in our business environment, our results of operations will be harmed. Also, the cyclical and volatile nature of the industries we serve make future revenues, results of operations and net cash flows difficult to estimate.

We rely on a small number of original equipment manufacturing (OEM) customers for a significant portion of our sales, and any adverse change in our relationships with these customers, including a decision by such customers not to continue to outsource critical subsystems or to give market share to one of our competitors, would adversely affect our business.

A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. As a group, three customers accounted for 80%, 80% and 68% of our sales for the nine months ended September 27, 2013, fiscal years 2012 and 2011, respectively, and we expect that our sales will continue to be concentrated among a small number of customers. In addition, our customer contracts generally do not require customers to place any orders. Accordingly, the success of our business depends on OEMs continuing to outsource the manufacturing of critical subsystems to us. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers, whether due to their decision to not continue to outsource all or a portion of their critical subsystems for their capital equipment, their giving market share to our competitors or otherwise. We have in the past lost business from customers who have taken the manufacturing of our products in-house or given market share to our competitors. For example, we terminated our manufacturing services to FEI Company at the beginning of our second quarter of fiscal 2012. In addition, we announced in the third quarter of fiscal 2012 that one of our larger semiconductor equipment customers has decided to in-source a portion of their gas panel business. While this decision did not have a material impact on our revenue in fiscal 2012, it could have a negative quarterly impact of 7% to 9% on total revenue by the end of fiscal 2013. If we are unable to replace revenue from customers who determine to take subsystem assembly in-house or give market share to our competitors, such events could have a material adverse impact on our financial position and results of operation. In addition, if we are unable to obtain additional business from OEMs, even if they continue to outsource their production of critical subsystems, the potential growth of our business results could be adversely affected.

In addition, consolidation among our customers, or a decision by any one or more of our customers to outsource all or most manufacturing and assembly work to a single equipment manufacturer, may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on an even smaller number of customers. For example, two of our largest semiconductor customers, Novellus Systems, Inc. and Lam Research Corporation, announced in June 2012 that they had completed a transaction pursuant to which they consolidated their businesses. Also, in November 2011, Applied Materials, Inc. completed the acquisition of Varian Semiconductor Equipment Associates, Inc., one of our customers. In addition, by virtue of our largest customers’ size and the significant portion of revenue that we derive from them, they are able to exert significant influence and pricing pressure in the negotiation of our commercial agreements and the conduct of our business with them. If we are unable to retain and expand our business with these customers on favorable terms, our business and operating results will be adversely affected.

We have had to qualify, and are required to maintain our status, as a supplier for each of our customers. This is a lengthy process that involves the inspection and approval by a customer of our engineering, documentation, manufacturing and quality control procedures before that customer will place volume orders. Our ability to lessen the adverse effect of any loss of, or reduction in sales to, an existing customer through the rapid addition of one or more new customers is limited because of these qualification requirements. Consequently, the risk that our business, operating results and financial condition would be adversely affected by the loss of, or any reduction in orders by, any of our significant customers is increased. Moreover, if we lost our existing status as a qualified supplier to any of our customers, such customer could cancel its orders from us or otherwise terminate its relationship with us, which could have a material adverse effect on our results of operation and financial condition.

We are exposed to risks associated with weakness in the global economy.

We rely to a significant extent on OEM customers, whose business, in turn, depends largely on consumer spending and capital expenditures by businesses. Continuing difficulties in the financial markets and uncertainty regarding the global economy continue to pose challenges to our business. Economic uncertainty and related factors, including current unemployment levels, uncertainty in European debt markets, fiscal uncertainty in the U.S. economy, market volatility and the slow rate of recovery of many countries from recent recessions, exacerbate negative trends in business and consumer spending and may cause certain of our customers to push out, cancel, or refrain from placing orders for products or services, which may reduce sales and materially affect our results of operation and financial condition. Difficulties in obtaining capital, uncertain market conditions, or reduced profitability may also cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, leading to customers’ reduced research and development funding and/or capital expenditures and, in turn, lower orders from our customers and/or additional slow moving or obsolete inventory or bad debt expense for us. These conditions may also similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for our products or require us to either procure products from high-cost suppliers, or if no additional suppliers exist, to reconfigure the design and manufacture of our products, and we may be unable to fulfill some customer orders.

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

The current credit agreement provides for a term loan in an aggregate principal amount of $40.0 million and a revolving credit facility in an aggregate principal amount of $40.0 million. On July 3, 2012, we borrowed $40.0 million under the term loan and $39.8 million under the revolving credit facility to finance our acquisition of AIT and repay Silicon Valley Bank as lender under our prior credit facility. As of September 27, 2013, the long-term portion of our outstanding indebtedness, net of debt issuance costs, under our credit facility was $19.8 million, and the short-term portion was $36.7 million.

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

Our credit agreement also requires us to maintain certain financial and other covenants. We cannot assure you that we will be able to maintain compliance with such financial or other covenants. For example, for the measurement periods ending in November and December of 2012, we were not in compliance with the minimum consolidated fixed charge coverage ratio, the maximum consolidated leverage ratio or the minimum domestic cash balance covenants under the credit agreement. On February 15, 2013, the Company and its lenders amended the credit agreement in order for the lenders to waive such non-compliance and to modify the financial covenants contained in the credit agreement, effective January 30, 2013. We cannot assure you, however, that we will be able to meet the financial or other covenants under our amended credit agreement in subsequent periods. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would materially adversely affect our financial health if we are unable to access sufficient funds to repay all the outstanding amounts. Moreover, if we are unable to meet our debt obligations as they come due, we could be forced to restructure or refinance such obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms or at all.

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

We rely on both single-source and sole-source suppliers, some of whom are relatively small, for many of the components we use in our products. In addition, our customers often specify components of particular suppliers that we must incorporate into our products. Our suppliers are under no obligation to provide us with components. As a result, the loss of or failure to perform by any of these suppliers could adversely affect our business and operating results. In addition, the manufacturing of certain components and subsystems is an extremely complex process. Therefore, if a supplier were unable to provide the volume of components we require on a timely basis and at acceptable prices and quality, we would have to identify and qualify replacements from alternative sources of supply. However, the process of qualifying new suppliers for complex components is also lengthy and could delay our production, which would adversely affect our business, operating results and financial condition.

Disruption in supply resulting from natural disasters, such as the earthquakes, tsunami and related events in Japan in 2011, may result in certain of our suppliers being unable to deliver sufficient quantities of components or raw materials at all or in a timely manner. If we, or our vendors, are unable to procure sufficient quantities of components or raw materials from suppliers, it could influence decisions by our customers to delay or cancel orders and decisions by our vendors to fulfill our purchase orders and, consequently, have a material adverse effect on our results of operations.

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

We had $65.9 million in cash and cash equivalents and $12.0 million of borrowings available under our Revolving Credit Facility as of September 27, 2013. In addition, as of September 27, 2013, $47.6 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations or to fund capital expenditures or other strategic acquisitions in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

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

•	overall economic conditions;

•	changes in the timing and size of orders by our customers;

•	strategic decisions by our customers to terminate their outsourcing relationship with us or give market share to our competitors;

•	strategic consolidation by our customers;

•	cancellations and postponements of previously placed orders;

•	pricing pressure from either our competitors or our customers, resulting in the reduction of our product prices or loss of market share;

•

disruptions or delays in the manufacturing of our products or in the supply of components or raw materials that are incorporated into or used to manufacture our products, thereby causing us to delay the shipment of products;

•	decreased margins for several or more quarters following the introduction of new products, especially as we introduce new subsystems;

•	delays in ramp-up in production, low yields or other problems experienced at our manufacturing facilities in China;

•	changes in design-to-delivery cycle times;

•	inability to reduce our costs quickly in step with reductions in our prices or in response to decreased demand for our products;

•	changes in our mix of products sold;

•	write-offs of excess or obsolete inventory;

•	one-time expenses or charges associated with failed acquisition negotiations or completed acquisitions;

•	announcements by our competitors of new products, services or technological innovations, which may, among other things, render our products less competitive; and

•	geographic mix of customer orders or worldwide earnings.

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

We generated approximately 28% and 31% of our sales in international markets for the nine-months ended September 27, 2013 and September 28, 2012, respectively. Depending on market conditions, we intend to expand our operations in Asia, principally in China and Singapore. In addition, through our acquisition of AIT, we acquired a manufacturing facility in Cebu, Philippines. The carrying amount of our fixed assets in Asia was $4.5 million as of September 27, 2013.

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

In addition, due to generally lower labor and materials costs in the Asian markets in which we currently operate, a shift in the mix of orders from our customers away from such Asian markets could adversely affect our operating margins.

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

 If our new products are not accepted by OEMs or other customers or if we are unable to obtain historical margins on our new  products, our operating results would be adversely impacted.

We design, develop and market critical subsystems and subsystems to OEMs and other customers. The introduction of new products is inherently risky because it is difficult to foresee the adoption of new standards, coordinate our technical personnel and strategic relationships and win acceptance of new products by OEMs and other customers. We may not be able to recoup design and development expenditures if our new products are not accepted by OEMs or other customers. Newly introduced products typically carry lower gross margins than existing products for several or more quarters following their introduction. If any of our new subsystems are not successful in the market, or if we are unable to obtain gross margins on new products that are similar to the gross margins we have historically achieved, our business, operating results and financial condition could be adversely affected.

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

Moreover, our recent acquisition of AIT could compound the challenges of integrating complementary products, services and technologies in the future. As discussed above, our integration with AIT is not yet complete, and the integration could divert a significant amount of management resources, resulting in less employee time and resources available to focus on negotiating and integrating new acquisitions.

If we finance future acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our stock. Even if an acquisition or other investment is not completed, we may incur significant management time and effort and financial cost in evaluating such acquisition or investment, which could have an adverse effect on our results of operations. Furthermore, due to limited liquidity in the credit market and our existing leverage, the financing of any such acquisition may be difficult to obtain, and the terms of such financing may not be favorable.

If we were required to write down all or part of our goodwill, our net income and net worth could be materially adversely affected.

We had $55.9 million of goodwill recorded on our consolidated balance sheet as of September 27, 2013. Goodwill represents the excess of cost over the fair market value of net tangible and finite lived, identifiable intangible assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. During the fourth quarter of each year, we perform an annual review of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our financial results and net worth could be materially adversely affected.

Our business is largely dependent on the know-how of our employees, and we generally do not have a [patent] protected intellectual property position.

Our business is largely dependent upon our design, engineering, manufacturing and testing know-how. We rely on a combination of trade secrets and contractual confidentiality provisions and, to a much lesser extent, patents, copyrights and trademarks to protect our proprietary rights. Accordingly, our intellectual property position is more vulnerable than it would be if it were protected by patents. If we fail to protect our proprietary rights successfully, our competitive position could suffer, which could harm our operating results. We may be required to spend significant resources to monitor and protect our proprietary rights, and, in the event infringement or breach of our proprietary rights occurs, we may lose our competitive position in the market. In addition, competitors may design around our technology or develop competing technologies and know-how.

Third parties have claimed and may in the future claim we are infringing their intellectual property, which could subject us to litigation or licensing expenses, and we may be prevented from selling our products if any such claims prove successful.

We have in the past and may in the future receive claims that our products, processes or technologies infringe the patents or other proprietary rights of third parties. In addition, we may be unaware of intellectual property rights of others that may be applicable to our products. Any litigation regarding our patents or other intellectual property could be costly and time-consuming and divert our management and key personnel from our business operations, any of which could have a material adverse effect on our business and results of operations. The complexity of the technology involved in our products and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement may also require us to enter into costly license agreements. However, we may not be able to obtain licenses on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against the development, manufacture and sale of certain of our products if any such claims prove successful. We also rely on design specifications and other intellectual property of our customers in the manufacture of products for such customers. While our customer agreements generally provide for indemnification of us by our customers if we are subjected to litigation for third-party claims of infringement of such customer intellectual property, such indemnification provisions may not be sufficient to fully protect us from such claims, or our customers may breach such indemnification obligations to us, which could result in costly litigation to defend against such claims or enforce our contractual rights to such indemnification.

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

Our competitors may have greater financial, technical, manufacturing and marketing resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion, sale and support of their products, and reduce prices to increase market share. Moreover, there may be merger and acquisition activity among our competitors and potential competitors that may provide our competitors and potential competitors an advantage over us by enabling them to expand their product offerings and service capabilities to meet a broader range of customer needs. Further, if one of our customers develops or acquires the internal capability to develop and produce critical subsystems or subsystems that we produce, the loss of that customer could have a material adverse effect on our business, financial condition and operating results. The introduction of new technologies and new market entrants may also increase competitive pressures.

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

If any of our products contain defects or have reliability, quality or compatibility problems, our reputation might be damaged and customers might be reluctant to buy our products. We may also face a higher rate of product defects as we increase our production levels. Product defects could result in warranty liability, the loss of existing customers or impair our ability to attract new customers. In addition, we may not find defects or failures in our products until after they are installed in a manufacturer’s fabrication facility. We may have to invest significant capital and other resources to correct these problems. Our current or potential customers also might seek to recover from us any losses resulting from defects or failures in our products. Hazardous materials flow through and are controlled by our products and an unintended release of these materials could result in serious injury or death. Liability claims could require us to spend significant time and money in litigation or pay significant damages.

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

Our business is particularly dependent on expertise which only a limited number of engineers possess. The loss of any of our key employees and officers, including our Chief Executive Officer, our President and Chief Operating Officer, our Chief Financial Officer, any of our Senior Vice Presidents or any of the senior managers of AIT, or the failure to attract and retain new qualified employees, could adversely affect our business, operating results and financial condition.

The challenges of employee retention has also increased during the integration process with AIT because of the necessity of combining personnel with varied business backgrounds and combining different corporate cultures and objectives, and several AIT employees, including members of AIT’s management, have recently left our company. The process of integrating operations and making such adjustments could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses and the loss of key personnel. Employee uncertainty, lack of focus or turnover during the integration process may also disrupt our businesses.

 If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or  prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which would harm our business  and could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us and our independent registered public accounting firm to evaluate and report on our internal control over financial reporting. The process of designing, implementing, maintaining and updating our internal controls and complying with Section 404 is expensive and time consuming, and requires significant attention from management and company resources. For example, we are in the process of integrating AIT into our internal control framework, and we and our independent registered public accounting firm will be required to evaluate and report on AIT’s internal controls beginning as of the fiscal year ending December 27, 2013. Integrating AIT has required substantial resources, and we cannot assure you that we will be able to successfully or effectively implement and maintain adequate controls over our financial processes at AIT. In addition, even though we have concluded, and our independent registered public accounting firm has concurred, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 28, 2012, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements, and our internal control may not be effective as of future periods. Failure to maintain existing or implement new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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

The size of our public market capitalization is relatively small, and the average volume of our shares that are traded is relatively low. The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

•	quarterly variations in our operating results;

•	our ability to successfully introduce new products and manage new product transitions;

•	changes in revenue or earnings estimates or publication of research reports by analysts;

•	speculation in the press or investment community;

•	strategic actions by us, our customers or our competitors, such as acquisitions or restructurings;

•	announcements relating to any of our key customers, significant suppliers or the semiconductor manufacturing and capital equipment industry generally;

•	general market conditions;

•	the effects of war and terrorist attacks; and

•	domestic and international economic factors unrelated to our performance.

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

Date: November 1, 2013

	By:	/S/ CLARENCE L. GRANGER
	Name:	Clarence L. Granger
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer and duly authorized signatory)

Date: November 1, 2013

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