Form 10-K
period 2013-12-27
ULTRA CLEAN HOLDINGS INC
filed 2014-03-12
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 28, 2013 as reported on the NASDAQ Global Market, was approximately $138 million. Shares of common stock held by each executive officer and director and by each stockholder whose ownership exceeded 10% of our outstanding shares at June 28, 2013 have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

Number of shares of the registrant’s common stock outstanding as of February 28, 2014: 29,601,299

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2014 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 27, 2013.

This Annual Report on Form 10-K contains forward-looking statements regarding future events and our future results. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following: projections of our financial performance, our anticipated growth and trends in our business, levels of capital expenditures, the adequacy of our capital resources to fund operations and growth, our ability to compete effectively with our competitors, our strategies and ability to protect our intellectual property, future acquisitions, customer demand, our manufacturing and procurement process, employee matters, supplier relations, foreign operations (including our operations in China and Singapore), the legal and regulatory backdrop (including environmental regulation), our exposure to market risks and other characterizations of future events or circumstances described in this Annual Report. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason , except as required by law.

Item 1.	Business

Overview

Ultra Clean Holdings, Inc. (Ultra Clean) was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Service Inc. Ultra Clean Technology Systems and Service, Inc. was founded in 1991 by Mitsubishi Corporation and was operated as a subsidiary of Mitsubishi until November 2002, when it was acquired by Ultra Clean. Ultra Clean became a publicly traded company in March 2004. In June 2006, we completed the acquisition of Sieger Engineering, Inc. to better enhance our position as a subsystem supplier to the semiconductor, research, flat panel, energy and medical equipment industries. Ultra Clean Technology (Shanghai) Co., Ltd and Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. were established in 2005 and 2007, respectively, to facilitate our operations in China. Ultra Clean Asia Pacific, Pte, Ltd. (Singapore), was established in fiscal year 2008 to facilitate our operations in Singapore. In July 2012, we acquired American Integration Technologies LLC (“AIT”) to immediately add to our customer base in the semiconductor and medical spaces and to provide additional manufacturing capabilities. We operate in one reportable segment. See Note 10 to our Consolidated Financial Statements.

We are a leading developer and supplier of critical subsystems, for Original Equipment Manufacturers (OEMs) primarily in the semiconductor capital equipment industry. We also leverage the specialized skill sets required to support semiconductor equipment to serve the technologically similar markets in the flat panel, medical, energy and research industries collectively referred to as “Other Addressed Industries”. We develop, design, prototype, engineer, manufacture and test systems and subsystems which are highly specialized and integral to our customers products.

We provide our customers with complete solutions that combine our expertise in design, test, component characterization and highly flexible global manufacturing operations with excellence in quality control and financial stability. Our global presence and supply chain management helps us to drive down total manufacturing costs, reduce design-to-delivery cycle times and maintain high quality standards for our customers. We believe these characteristics provide global solutions for our customers’ growing product demands.

We have shipped a majority of our products to U.S. registered customers with locations both in the U.S. and outside the U.S. In addition to U.S. manufacturing, we manufacture products in our Asian facilities to support local and U.S. based customers. We conduct our operating activities primarily through our wholly owned subsidiaries, Ultra Clean Technology Systems and Service, Inc., AIT LLC, Ultra Clean Technology (Shanghai)

Co., Ltd., Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. and Ultra Clean Asia Pacific, Pte Ltd. (Singapore). Our international sales represented 28.5%, 22.2% and 21.1% of sales for fiscal years 2013, 2012 and 2011, respectively. See Note 10 to our Consolidated Financial Statements for further information about our geographic areas.

Our Solution

We are a global leader in the design, engineering, and manufacture of production tools, modules and subsystems for the semiconductor capital equipment, medical, industrial and Other Addressed Industries. Our focus is on providing specialized engineering and manufacturing solutions for a growing number of applications. These wide-ranging solutions include semiconductor OEM systems and subsystems, precision robotic solutions, electro-mechanical modules, power distribution, controls, industrial systems, flat panel displays, energy and research applications, LED capital equipment and other higher level, systems. We enable our OEM customers to realize lower manufacturing costs and reduced design-to-delivery cycle times while maintaining high quality standards. We offer our customers:

•	A vertically integrated outsourced solution for complex highly configurable systems. We provide our OEM customers a complete outsourced solution for the development, design, component sourcing, prototyping, engineering, turnkey manufacturing and testing of advanced systems. We utilize our machining, sheet metal, and frame fabrication capabilities with highly specialized engineering, global supply chain management, and assembly capabilities to produce high performance products that are customized to meet the needs of our customers, as well as their respective end users. We minimize the overall number of suppliers and manage our global supply chain logistics to reduce inventory levels that our customers would otherwise be required to manage. We also are often in a position to negotiate reduced component prices due to our large volume orders.

•	Improved design-to-delivery cycle times. Our strong relationships with our customers and intimate familiarity with their products, requirements and the ever changing needs of their customers helps us reduce design-to-delivery cycle times. We have optimized our supply chain management, design and manufacturing coordination and controls to respond rapidly to order requests enabling us to decrease design-to-delivery cycle times for our customers.

•	Component neutral design and manufacturing. We do not manufacture any of the active components within our systems ourselves. Our component neutral position enables us to recommend components on the basis of technology, performance and cost and to optimize our customers’ overall designs based on these criteria. Furthermore, our neutral approach allows us to maintain close relationships with a wide range of component suppliers.

•	Component testing capabilities. We utilize our technical expertise to test and characterize key components and subsystems. We have made significant investments in advanced analytical and automated test equipment enabling us to test and qualify key components. We can perform diagnostic tests, design verification and failure analysis for our customers and suppliers. Our analytical and testing capabilities of supplier components provide us the ability to recommend to our customers a wide range of appropriate component and design choices for their products.

•	Increased integration with OEMs through local presence. Our local presence in close proximity to the facilities of most of our OEM customers enables us to remain closely integrated with their design, development and implementation teams. This level of integration enables us to respond quickly and efficiently to customer changes and requests.

•	Precision machining capabilities. We manufacture high quality, precision machined parts using state of the art equipment capable of efficiently providing complex parts with exacting tolerance. Our diverse precision fabrication equipment enables us to manufacture a broad range of machined parts using a broad range of materials, from exotic metals to basic plastics. Our manufacturing capabilities include horizontal and vertical milling, turning and welding.

•	Precision Frame Fabrication. We design and manufacture frames using tubing or sheet metal in all sizes with exacting standards to meet and exceed our customers’ needs. We utilize over 25 years of experience in the fabrication of complex frames to provide the cost competitive edge in our vertical integration model.

•	Precision Sheet Metal Fabrication. Our ability to provide complete sheet metal solutions for our customers enables us to support prototype to volume production, from brackets to sheet metal frames, and from structural to high quality cosmetic finishing of the final product. Our automated equipment and design capabilities allow us to develop accurate prototype and final production products for our customers.

Our Strategy

Our objective is to maintain our position as a leading solutions provider in the markets we serve, primarily the semiconductor capital equipment market while expanding Other Addressed Industries. Our strategy is comprised of the following key elements:

•	Continue to expand our market share with Semiconductor Capital Equipment OEMs. We believe that outsourcing among OEMs creates a significant market opportunity for us to grow our business with existing and new customers. We believe our customers will continue to outsource critical subsystems and that we are well positioned to capture a significant portion of these outsourcing opportunities. We believe that our continued focus on efficient manufacturing, reduced design-to-delivery cycle times and quality and reliability will also allow us to gain market share.

•	Continue to expand our market share in Other Addressed Industries: We believe we can leverage the attributes and skill sets, which allow us to succeed in the semiconductor capital equipment industry, to increase our market share in technologically similar markets including robotic surgery, research, flat panel, energy, industrial, and medical equipment.

•	Leverage our expanding geographic presence in lower cost manufacturing regions. In March 2005, we completed construction of a manufacturing facility in Shanghai, China, allowing us to expand production in a low cost region. In November 2007, we completed construction of a second manufacturing facility in Shanghai, China to house our precision machined parts and subsystem assembly operations. These facilities put us in close proximity to the manufacturing facilities of existing and potential customers and their end users. In Singapore, we opened a procurement office in October 2008 and in November 2009 we expanded our operations by opening a manufacturing facility. Our manufacturing facilities are all using the same processes and procedures; enabling us to respond to rapid demand changes by employing as much and as little manufacturing capabilities as required.

•	Drive profitable growth with our flexible cost structure. We implement cost containment and capacity enhancement initiatives throughout the semiconductor capital equipment demand cycle and benefit greatly from the global presence and efficiencies of our supply chain. In addition, we believe our Shanghai and Singapore facilities position us to respond effectively to future business demands. We employ a core engineering strategy with flexible partnering to augment our staff during the steep rise and fall associated with the semiconductor industry.

•	Continue to selectively pursue strategic acquisitions. We may choose to further accelerate the growth of our business by selectively pursuing strategic acquisitions. We will continue to consider acquisitions that will enable us to expand our geographic presence, secure new customers and diversify into complementary products and markets as well as broaden our technological capabilities in the markets we serve.

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

•	Precision robotics: Precision robotic systems are used when accurate controlled motion is required. Some of the systems that employ precision robotic systems are: robotic surgery, industrial equipment and wire bonding systems.

•	Robotic Surgery Products: Robotic surgery is the process of performing a minimally invasive operation on a patient with the help of robotic equipment operated by a physician. This procedure is intended to minimize traumas on the body, scarring and recovery time.

•	Gas delivery systems: A typical gas delivery system consists of one or more gas lines, comprised of small diameter internally polished stainless steel tubing, filters, mass flow controllers, regulators, pressure transducers and valves, and an integrated electronic and/or pneumatic control system. These systems are mounted on a pallet and are typically enclosed in a sheet metal encasing. Our gas delivery system designs are developed in collaboration with our customers and are customized to meet the needs of specific processing requirement for the OEMs. We do not sell standard systems. Our customers either specify the particular brands of components they want incorporated into a particular system or rely on our design expertise and component characterization capabilities to help them select the appropriate components for their particular system.

•	Chemical delivery modules: Chemical delivery modules deliver gases and reactive chemicals in a liquid or gaseous form from a centralized subsystem to the reaction chamber. The module may include gas delivery systems in combination with liquid and vapor delivery systems.

•	Top-plate assemblies: Top-plate assemblies form the top portion of the reaction chamber within which gases controlled by our gas delivery systems react to form thin films or etch films on the wafer. Top plate assemblies can include a variety of subsystems such as RF generators, matching networks, and mechanical components in addition to gas distribution.

•	Frame assemblies: Frame assemblies are support structures fabricated from steel tubing or folded sheet metal and form the backbone to which all other assemblies are attached. The complexity of the frames includes pneumatic harnesses and cables that connect other critical subsystems together.

•	Process modules: Process modules refer to the larger subsystems of semiconductor manufacturing tools that process integrated circuits onto wafers. Process modules include several smaller subsystems such as the frame assembly, top-plate assembly and gas and chemical delivery modules, as well as the chamber and electronic, pneumatic and mechanical subsystems.

•	Other high level assemblies: Other high level assemblies refer to large subsystems used in semiconductor manufacturing, research, flat panel, energy and medical equipment industries.

Customers

We sell our products to customers in the semiconductor capital equipment, flat panel, medical, energy and research industries. The majority of our revenue is in the semiconductor capital equipment industry, which is highly concentrated, and we are therefore highly dependent upon a small number of customers. Our three largest customers in fiscal year 2013 were Applied Materials, Inc., Lam Research Corporation and ASM International, each of which accounted for more than 10% of our total sales in fiscal year 2013. As a result of our acquisition of AIT in July 2012, we added key customers to our customer list, including ASM International. Our three largest customers in fiscal year 2012 were Applied Materials, Inc., Lam Research Corporation and Intuitive Surgical Inc., two of which accounted for more than 10% of our total sales in fiscal year 2012. Our three largest customers in fiscal year 2011 were Applied Materials, Inc., Lam Research Corporation and FEI Company, two of which accounted for more than 10% of our total sales in fiscal year 2011. As a group, the respective year’s top three customers accounted for 81%, 80% and 68% of the Company’s sales for fiscal years 2013, 2012 and 2011, respectively.

The composition of our most significant customers has changed from time to time based on various factors, including acquisition activity by our customers. For example, in June 2012, Lam Research Corporation completed its acquisition of Novellus Systems, Inc. and in November 2011, Applied Materials, Inc. completed its acquisition of Varian Semiconductor Equipment Associates, Inc., another one of our customers. The sales percentages above reflect the combined sales of Applied Materials, Inc. and Varian Semiconductor Equipment Associates, Inc. and combined sales of Novellus Systems, Inc. and Lam Research Corporation for 2012 and 2011 for comparison purposes. As a result of these acquisitions, our customer concentration has increased. In addition, we announced in the third quarter of fiscal 2012 that one of our larger semiconductor equipment customers decided to in-source a portion of their gas panel business. We also terminated our manufacturing services to FEI Company at the beginning of our second quarter of fiscal 2012.

We have successfully qualified as a supplier with each of our customers who require it. This lengthy qualification process involves the inspection and audit of our facilities and evaluation by our customers of our engineering, documentation, manufacturing and quality control processes and procedures before that customer places orders for our products. Our customers generally place orders with suppliers who have met and continue to meet their qualification criteria.

Sales and Support

We sell our products through our direct sales force which, as of December 27, 2013, consisted of a total of approximately 84 sales directors, account managers and sales support staff. Our sales directors are responsible for establishing sales strategy and setting the objectives for specific customer accounts. Each account manager is dedicated to a specific customer account and is responsible for the day-to-day management of that customer. Account managers work closely with customers and in many cases provide on-site support. Account managers often attend customers’ internal meetings related to production and engineering design and quality to ensure that customer expectations are interpreted and communicated properly to our operations group. Account managers also work with our customers to identify and meet their cost and design-to-delivery cycle time objectives.

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

Technology Development

We engage in ongoing technology development efforts in order to remain a technology leader for gas delivery systems and to further develop our expertise in other critical subsystems. In addition, our design engineering and new product engineering groups support our technology development activities. Our technology development group works closely with our customers to identify and anticipate changes and trends in next-generation equipment. Our technology development group participates in customer technology partnership programs that focus on process application requirements for gas delivery systems and other critical subsystems. These development efforts are designed to meet specific customer requirements in the areas of subsystem design, materials, component selection and functionality. Our technology development group also works directly with our suppliers to help them identify new component technologies and make necessary changes in, and enhancements to, the components that we integrate into our products. Our analytical and testing capabilities enable us to evaluate multiple supplier component technologies and provide customers with a wide range of appropriate component and design choices for their gas delivery systems and other critical subsystems. Our analytical and testing capabilities also help us anticipate technological changes and the requirements in component features for next-generation gas delivery systems and other critical subsystems. We are also developing additional features to improve the performance and functionality of our gas delivery systems and other critical subsystems. Our technology development and new product engineering expenses were approximately $5.5 million, $5.1 million and $5.6 million for the 2013, 2012 and 2011 fiscal years, respectively. We perform our technology development activities principally at our facilities in Hayward, California.

Intellectual Property

Our success depends in part on our ability to maintain and protect our proprietary technology and to conduct our business without infringing the proprietary rights of others. Our business is largely dependent upon our design, engineering, manufacturing and testing know-how. We also rely on a combination of trade secrets and confidentiality provisions, and to a much lesser extent, patents, copyrights and trademarks, to protect our proprietary rights. As of December 27, 2013, we had one issued U.S. patent which expires in 2018, and we had no U.S. patent applications pending. Our issued patent is not material to our business. Intellectual property that we develop on behalf of our customers is generally owned exclusively by those customers.

We routinely require our employees, suppliers and potential business partners to enter into confidentiality and non-disclosure agreements before we disclose to them any sensitive or proprietary information regarding our products, technology or business plans. We require employees to assign to us proprietary information, inventions and other intellectual property they create, modify or improve.

Competition

Our industry is highly fragmented. When we compete for new business, we face competition from other suppliers of gas delivery systems and other critical subsystems as well as the internal manufacturing groups of OEMs. In addition, OEMs that have elected to outsource their gas delivery systems and other critical subsystems could elect in the future to develop and manufacture these subsystems internally, leading to further competition. Our principal competitor for our gas delivery systems is Ichor Systems, Inc., and our principal competitors for other critical subsystems are Flextronics International Ltd., Fox Semicon Integrated Technology Inc. and Celestica. Some of these competitors have substantially greater financial, technical, manufacturing and marketing resources than we do. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that could adversely affect sales of our current and future products. In addition, the limited number of potential customers in our industry further intensifies competition. The primary competitive factors in our industry are price, technology, quality, design-to-delivery cycle time, reliability in meeting product demand, service and historical customer relationships. We anticipate that increased competitive pressures will cause intensified price-based competition and we may have to reduce the prices of our products. In addition, we expect to face new competitors as we enter new markets.

Employees

As of December 27, 2013, we had 1,622 employees, of which 162 were temporary. Of our total employees, there were 63 in engineering, 13 in technology development, 84 in sales and support, 985 in direct manufacturing, 364 in indirect manufacturing and 113 in executive and administrative functions. These figures include 471 employees in Shanghai, China; 81 employees in Singapore; and 27 employees in Cebu, Philippines. None of our employees are represented by a labor union and we have not experienced any work stoppages.

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

Executive Officers

Set forth below is information concerning our executive officers as of February 28, 2014.

Name	Age	Position
Clarence L. Granger	65	Chairman & Chief Executive Officer
Dr. Gino Addiego*	54	President & Chief Operating Officer
Kevin C. Eichler	54	Executive Vice President and Chief Financial Officer
Bruce Wier	65	Senior Vice President of Engineering
Deborah Hayward	52	Senior Vice President of Global Account Management
Lavi A. Lev	57	Senior Vice President of Asia
Mark G. Bingaman	58	Senior Vice President for Supply Chain Management

*	As reported on the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2014, Dr. Addiego notified us of his intent to resign, effective on or about March 10, 2014.

Clarence L. Granger has served as our Chairman & Chief Executive Officer since October 2006, as our Chief Executive Officer since November 2002, as our Chief Operating Officer from March 1999 to November 2002 and as a member of our Board of Directors since May 2002. Mr. Granger served as our Executive Vice- President and Chief Operating Officer from January 1998 to March 1999 and as our Executive Vice President of Operations from April 1996 to January 1998. Prior to joining Ultra Clean in April 1996, he served as vice president of Media Operations for Seagate Technology, which designs, manufactures, markets and sells hard disk drives, from 1994 to 1996. Prior to that, Mr. Granger worked for HMT Technology, a supplier of high-performance thin-film disks, as chief executive officer from 1993 to 1994, as chief operating officer from 1991 to 1993 and as president from 1989 to 1994. Prior to that, Mr. Granger worked for Xidex as vice president and general manager, Thin Film Disk Division, from 1988 to 1989, as vice president, Santa Clara Oxide Disk Operations, from 1987 to 1988, as vice president, U.S. Tape Operations, from 1986 to 1987 and as director of engineering from 1983 to 1986. Mr. Granger holds a master of science degree in industrial engineering from Stanford University and a bachelor of science degree in industrial engineering from the University of California at Berkeley.

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

Our business and operating results depend in significant part upon capital expenditures by manufacturers in the semiconductor capital equipment, flat panel, medical, energy and research industries, which in turn depend upon the current and anticipated market demand for such products. Historically, the industries we serve (in particular the semiconductor industry) have been highly cyclical, with recurring periods of over-supply of products that have had a severe negative effect on the demand for capital equipment used to manufacture such products. We have experienced and anticipate that we will continue to experience significant fluctuations in customer orders for our products through such cycles. Slowdowns in the industries we serve have had, and future slowdowns may also have, a material adverse effect on our operating results. During periods of decreasing demand for our products, we must be able to appropriately align our cost structure with prevailing market conditions, effectively manage our supply chain and motivate and retain employees. During periods of increased demand, we must increase manufacturing capacity and inventory to meet customer demands, effectively manage our supply chain and attract, retain and motivate a sufficient number of employees. If the industries we serve experience downturns, or if we are not able to timely and appropriately adapt to the changes in our business environment, our results of operations will be harmed. Also, the cyclical and volatile nature of the industries we serve make future revenues, results of operations and net cash flows difficult to estimate.

We rely on a small number of original equipment manufacturing (OEM) customers for a significant portion of our sales, and any adverse change in our relationships with these customers, including a decision by such customers not to continue to outsource critical subsystems or to give market share to one of our competitors, would adversely affect our business, results of operation and financial condition. Our customers also exert a significant amount of negotiating leverage over us, which may require us to accept lower operating margins or increased liability risk in order to retain or expand our market share with them.

A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. As a group, the respective year’s top three customers accounted for 81%, 80% and 68% of our sales for fiscal years 2013, 2012 and 2011, respectively, and we expect that our sales will continue to be concentrated among a small number of customers. In addition, our customer contracts generally do not require customers to place any orders. Accordingly, the success of our business depends on OEMs continuing to outsource the manufacturing of critical subsystems to us. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers, whether due to their decision to not continue to outsource all or a portion of their critical subsystems for their capital equipment, their giving market share to our competitors or otherwise. We have in the past lost business from customers who have taken the manufacturing of our products in-house or given market share to our competitors. For example, we terminated our manufacturing services to FEI Company at the beginning of our second quarter of fiscal 2012. In addition, we announced in the third quarter of fiscal 2012 that one of our larger semiconductor equipment customers has decided to in-source a portion of their gas panel business. If we are unable to replace revenue from customers who determine to take subsystem assembly in-house or give market share to our competitors, such events could have a material adverse impact on our financial position and results of operation.

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

In addition, if we are unable to obtain additional business from OEMs on favorable terms, or at all, even if they continue to outsource their production of critical subsystems, the potential growth of our business could be adversely affected. By virtue of our largest customers’ size and the significant portion of revenue that we derive from them, as well as the competitive landscape, our customers are able to exert significant influence and pricing pressure in the negotiation of our commercial agreements and the conduct of our business with them. Our customers often require reduced prices or other pricing, quality or delivery commitments as a condition to their awarding of market share to us in any given period, which may, among other things, result in reduced operating margins in order to maintain or expand our market share. Our customers’ negotiating leverage also can result in customer agreements that may contain significant liability risk to us. For example, some of our customers insist that we provide them indemnification against certain liabilities in our agreements with them, including claims of losses by their customers caused by our products. If we are unable to retain and expand our business with our customers on favorable terms, or at all, our business and operating results will be adversely affected, or we may be susceptible to increased liability risk which, if realized, may have a material adverse effect on our business, cash flows, results of operation and financial condition. In some cases, we have determined to self-insure against liability risk in our customer agreements, meaning that we may be directly responsible for high magnitude liability claims by our customers without recourse to insurance proceeds from third-party insurers.

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

We rely to a significant extent on OEM customers, whose business, in turn, depends largely on consumer spending and capital expenditures by businesses. Continuing uncertainty regarding the global economy continue to pose challenges to our business. Economic uncertainty and related factors, including current unemployment levels, uncertainty in European debt markets, fiscal uncertainty in the U.S. economy, market volatility and the slow rate of recovery of many countries from recent recessions, exacerbate negative trends in business and consumer spending and may cause certain of our customers to push out, cancel, or refrain from placing orders for products or services, which may reduce sales and materially affect our results of operation and financial condition. Difficulties in obtaining capital, uncertain market conditions, or reduced profitability may also cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, leading to customers’ reduced research and development funding and/or capital expenditures and, in turn, lower orders from our customers and/or additional slow moving or obsolete inventory or bad debt expense for us. These conditions may also similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for our products or require us to either procure products from high-cost suppliers, or if no additional suppliers exist, to reconfigure the design and manufacture of our products, and we may be unable to fulfill some customer orders.

We have significant existing indebtedness; the restrictive covenants under our credit agreement or other limitations on financing may limit our ability to expand or pursue our business strategy or make capital expenditures; if we are forced to pay some or all of our indebtedness prior to its maturity, our financial position could be severely and adversely affected.

We have significant outstanding indebtedness. On July 3, 2012, we refinanced our prior credit facility and entered into our current credit agreement with Silicon Valley Bank, U.S. Bank National Association and HSBC Bank. The current credit agreement provides for a term loan in an aggregate principal amount of $40.0 million and a revolving credit facility in an aggregate principal amount of $40.0 million. On July 3, 2012, we borrowed $40.0 million under the term loan and $39.8 million under the revolving credit facility to finance our acquisition of AIT and repay Silicon Valley Bank as lender under our prior credit facility. As of December 27, 2013, the long-term portion of our outstanding indebtedness, net of debt issuance costs, under our credit facility was $17.4 million, and the short-term portion was $37.7 million.

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

The restrictive covenants in our credit agreement may therefore limit our strategic and financing options and our ability to return capital to our stockholders through dividends or stock buybacks.

Our credit agreement also requires us to maintain certain financial and other covenants. We cannot assure you that we will be able to maintain compliance with such financial or other covenants. For example, for the measurement periods ending in November and December of 2012, we were not in compliance with the minimum consolidated fixed charge coverage ratio, the maximum consolidated leverage ratio or the minimum domestic cash balance covenants under the credit agreement. On February 15, 2013, the Company and its lenders amended the credit agreement in order for the lenders to waive such non-compliance and to modify the financial covenants contained in the credit agreement, effective January 30, 2013. We cannot assure you, however, that we will be able to meet the financial or other covenants under our amended credit agreement in subsequent periods. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would materially adversely affect our financial health if we are unable to access sufficient funds to repay all the outstanding amounts. Moreover, if we are unable to meet our debt obligations as they come due, we could be forced to restructure or refinance such obligations, seek additional equity financing or sell assets, which we may not be able to us on satisfactory terms, or at all.

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

We rely on both single-source and sole-source suppliers, some of whom are relatively small, for many of the components we use in our products. In addition, our customers often specify components of particular suppliers that we must incorporate into our products. Our suppliers are under no obligation to provide us with components. As a result, the loss of or failure to perform by any of these suppliers could adversely affect our business and operating results. In addition, the manufacturing of certain components and subsystems is a complex process. Therefore, if a supplier were unable to provide the volume of components we require on a timely basis and at acceptable prices and quality, we would have to identify and qualify replacements from alternative sources of supply. However, the process of qualifying new suppliers for complex components is also lengthy and could delay our production, which would adversely affect our business, operating results and financial condition.

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

We may not be able to respond quickly enough to changes in demand for our products.

Demand shifts in the industries we serve are rapid and difficult to predict, and we may not be able to anticipate or respond quickly enough to changes in demand. Our ability to increase sales of our products in periods of increasing demand depends, in part, upon our ability to:

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

Our ability to remain profitable and mitigate the impact on our business in periods of decreasing demand depends, in part, upon our ability to:

•	optimize our inventory levels and reduce or cancel orders to our suppliers without compromising our relationships with such suppliers;

•	reduce our variable costs, including through a reduction of our manufacturing workforce;

•	continue to motivate our employees; and

•	maintain the prices, quality and delivery cycles of our products in order to retain our customers’ business.

We may not be able to fund our future capital requirements or strategic acquisitions from our operations, and financing from other sources may not be available on favorable terms or at all.

We made capital expenditures of approximately $3.0 million in fiscal 2013 and $0.6 million in fiscal 2012 related to our manufacturing facilities in the United States, China and Singapore. Capital expenditures only include AIT’s capital expenditures from its acquisition date of July 3, 2012. In addition, we paid approximately $75.3 million in cash and issued 4.5 million shares of our common stock valued at $29.6 million for a total purchase price of $104.9 million in connection with our acquisition of AIT. The cash portion of the merger consideration was financed through the credit facility described above. The amount of our future capital requirements or strategic acquisitions will depend on many factors, including:

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

We had $60.4 million in cash and cash equivalents and $11.0 million of borrowings available under our Revolving Credit Facility as of December 27, 2013. In addition, as of December 27, 2013, $43.0 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations or to fund capital expenditures or other strategic acquisitions in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

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

Our quarterly revenue and operating results have fluctuated significantly in the past, and we expect them to continue to fluctuate in the future for a variety of reasons which may include:

•	demand for and market acceptance of our products as a result of the cyclical nature of the industries we serve or otherwise, often resulting in reduced sales during industry downturns and increased sales during periods of industry recovery or growth;

•	overall economic conditions;

•	changes in the timing and size of orders by our customers;

•	strategic decisions by our customers to terminate their outsourcing relationship with us or give market share to our competitors;

•	strategic consolidation by our customers;

•	cancellations and postponements of previously placed orders;

•	pricing pressure from either our competitors or our customers, resulting in the reduction of our product prices or loss of market share;

•	disruptions or delays in the manufacturing of our products or in the supply of components or raw materials that are incorporated into or used to manufacture our products, thereby causing us to delay the shipment of products;

•	decreased margins for several or more quarters following the introduction of new products, especially as we introduce new subsystems;

•	delays in ramp-up in production, low yields or other problems experienced at our manufacturing facilities in China;

•	changes in design-to-delivery cycle times;

•	inability to reduce our costs quickly in step with reductions in our prices or in response to decreased demand for our products;

•	changes in our mix of products sold;

•	write-offs of excess or obsolete inventory;

•	one-time expenses or charges associated with failed acquisition negotiations or completed acquisitions;

•	announcements by our competitors of new products, services or technological innovations, which may, among other things, render our products less competitive; and

•	geographic mix of customer orders or worldwide earnings.

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

We generated approximately 28.5% and 35.5% of our sales in international markets for fiscal 2013 and 2012, respectively. Depending on market conditions, we intend to expand our operations in Asia, principally in China and Singapore. In addition, through our acquisition of AIT, we acquired a manufacturing facility in Cebu, Philippines. The carrying amount of our fixed assets in Asia was $15.1 million as of December 27, 2013.

We are exposed to political, economic, legal and other risks associated with operating in Asia, including:

•	foreign currency exchange fluctuations;

•	political, civil and economic instability;

•	tariffs and other barriers;

•	timing and availability of export licenses;

•	disruptions to our and our customers’ operations due to increased risk of outbreak of diseases, such as SARS and avian flu;

•	disruptions in operations due to China’s developing domestic infrastructure, including transportation and energy;

•	difficulties in developing relationships with local suppliers;

•	difficulties in attracting new international customers;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing distant international subsidiary and branch operations;

•	the burden of complying with foreign and international laws and treaties;

•	legal systems potentially subject to undue influence or corruption;

•	difficulty in transferring funds to other geographic locations; and

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings to the United States.

In addition, due to generally lower labor and materials costs in the Asian markets in which we currently operate, a shift in the mix of orders from our customers away from such Asian markets could adversely affect our operating margins.

Our operations in Asia are also subject us to U.S. laws governing the export of equipment. These laws are complex and require us to obtain clearances for the export to Asia of certain equipment. We may fail to comply with these laws and regulations, which could require us to cease the export of certain equipment and expose us to fines or penalties.

Over the past several years, the Chinese government has pursued economic reform policies, including the encouragement of private economic activity and greater economic decentralization. The Chinese government may not continue these policies or may significantly alter them to our detriment from time to time without notice. Changes in laws and regulations or their interpretation, the imposition of confiscatory taxation policies, new restrictions on currency conversion or limitations on sources of supply could materially and adversely affect our Chinese operations, which could result in the partial or total loss of our investment in that country and materially and adversely affect our future operating results.

We are subject to order and shipment uncertainties and any significant reductions, cancellations or delays in customer orders could cause our revenue to decline and our operating results to suffer.

Our revenue is difficult to forecast because we generally do not have a material backlog of unfilled orders and because of the short time frame within which we are often required to design, produce and deliver products to our customers. Most of our revenue in any quarter depends on customer orders for our products that we receive and fulfill in the same quarter. We do not have long-term purchase orders or contracts that contain minimum purchase commitments from our customers. Instead, we receive non-binding forecasts of the future volume of orders from our customers. Occasionally, we order and build component inventory in advance of the receipt of actual customer orders. Customers may cancel order forecasts, change production quantities from forecasted volumes or delay production for reasons beyond our control. Furthermore, reductions, cancellations or delays in customer order forecasts usually occur without penalty to, or compensation from, the customer. Reductions, cancellations or delays in forecasted orders could cause us to hold inventory longer than anticipated, which could reduce our gross profit, restrict our ability to fund our operations and cause us to incur unanticipated reductions or delays in revenue. If we do not obtain orders as we anticipate, we could have excess component inventory for a specific product that we would not be able to sell to another customer, likely resulting in inventory write-offs, which could have a material adverse effect on our business, financial condition and operating results. In addition, because many of our costs are fixed in the short term, we could experience deterioration in our gross profit and operating margins when our production volumes decline.

The manufacturing of our products is highly complex, and if we are not able to manage our manufacturing and procurement process effectively, our business and operating results will suffer.

The manufacturing of our products is a highly complex process that involves the integration of multiple components and requires effective management of our supply chain while meeting our customers’ design-to-delivery cycle time requirements. Through the course of the manufacturing process, our customers may modify design and system configurations in response to changes in their own customers’ requirements. In order to rapidly respond to these modifications and deliver our products to our customers in a timely manner, we must effectively manage our manufacturing and procurement process. If we fail to manage this process effectively, we risk losing customers and damaging our reputation. We may also be subject to liability under our agreements with our customers if we or our suppliers fail to re-configure manufacturing processes or components in response to these modifications, which may lead to product defect claims by our customers. In addition, if we acquire inventory in excess of demand or that does not meet customer specifications, we could incur excess or obsolete inventory charges. These risks are even greater during the current extended period of macroeconomic uncertainty, and as we continue to expand our business beyond gas delivery systems into new subsystems. In the current economic environment, certain of our suppliers may be forced out of business, which could require us to either procure products from higher-cost suppliers or, if no additional suppliers exist, reconfigure the design and manufacture of our products. This could limit our growth and have a material adverse effect on our business, financial condition and operating results.

If our new products are not accepted by OEMs or other customers or if we are unable to obtain historical margins on our new products, our operating results would be adversely impacted.

We design, develop and market critical systems and subsystems to OEMs and other customers. The introduction of new products is inherently risky because it is difficult to foresee the adoption of new standards, coordinate our technical personnel and strategic relationships and win acceptance of new products by OEMs and other customers. We may not be able to recoup design and development expenditures if our new products are not accepted by OEMs or other customers. Newly introduced products typically carry lower gross margins than existing products for several or more quarters following their introduction. If any of our new systems or subsystems are not successful in the market, or if we are unable to obtain gross margins on new products that are similar to the gross margins we have historically achieved, our business, operating results and financial condition could be adversely affected.

The success of our merger with AIT will depend, among other things, on successfully maintaining or improving relationships with AIT’s customers and motivating and retaining AIT’s employees, and any failure to integrate successfully the businesses of Ultra Clean and AIT will adversely affect the combined company’s future results.

Our acquisition of AIT in the third quarter of fiscal 2012 was a significant acquisition to us and the largest acquisition in our history. The success of our merger with AIT will depend, in large part, on the ability of the combined company to realize the anticipated benefits of the transaction, including combined capabilities and resources, new customers and, to a lesser extent, annual net operating synergies. To realize these anticipated benefits, the combined company must successfully integrate the pre-existing businesses of Ultra Clean and AIT, which integration is on-going. Our efforts to fully integrate two companies that have previously operated independently may result in significant challenges, and we may be unable to accomplish the integration smoothly or successfully. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company’s failure to achieve some or all of the anticipated benefits of the merger. In particular, like us, AIT’s pre-existing business was concentrated in a small number of customers who do not have long-term purchase orders or contracts that contain minimum purchase commitments. AIT’s customers may react negatively to the combined business and reduce or cease doing business with the combined company in favor of our competitors or taking our business in-house. The failure to maintain important customer relationships could have a material adverse effect on the business, financial condition or results of operations of the combined company. The integration also requires combining personnel with varied business backgrounds and combining businesses with different corporate cultures and objectives. AIT has its own unique business culture and business processes that may be disrupted in the process of integrating the businesses of the combined company. These disruptions could result in employee dissatisfaction and attrition, operational inefficiencies or increased operating costs and have a material adverse impact on the combined company’s results of operation and financial condition.

Other potential difficulties that may be encountered in the integration process include the following:

•	Complexities associated with managing the larger, more complex, combined business, including integrating supply and distribution channels, computer and accounting systems, and other aspects of operations;

•	Ensuring AIT and the combined company are in compliance with public company obligations within required periods, including the corporate governance and other requirements of the Sarbanes-Oxley Act of 2002, to which AIT was not previously subject as a privately held company;

•	Integrating capabilities from the two companies while maintaining focus on providing consistent, high quality products;

•	Incorporating different financial and reporting controls, processes, systems and technologies into our existing business environment;

•	Potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the merger for which we do not have recourse under the merger agreement; and

•	Performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by integrating the companies’ operations.

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

Moreover, our acquisition of AIT in fiscal year 2012 could compound the challenges of integrating complementary products, services and technologies in the future. As discussed above, our integration with AIT is not yet complete, and completing the integration could divert a significant amount of management resources, resulting in less employee time and resources available to focus on negotiating and integrating new acquisitions.

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

We had $55.9 million of goodwill recorded on our consolidated balance sheet as of December 27, 2013. Goodwill represents the excess of cost over the fair market value of net tangible and finite lived, identifiable intangible assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. During the fourth quarter of each year, we perform an annual review of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our financial results and net worth could be materially adversely affected.

Our business is largely dependent on the know-how of our employees, and we generally do not have an intellectual property position that is protected by patents.

Our business is largely dependent upon our design, engineering, manufacturing and testing know-how. We rely on a combination of trade secrets and contractual confidentiality provisions and, to a much lesser extent, patents, copyrights and trademarks to protect our proprietary rights. Accordingly, our intellectual property position is more vulnerable than it would be if it were protected primarily by patents. If we fail to protect our proprietary rights successfully, our competitive position could suffer, which could harm our operating results. We may be required to spend significant resources to monitor and protect our proprietary rights, and, in the event infringement or breach of our proprietary rights occurs, our competitive position in the market may be harmed. In addition, competitors may design around our technology or develop competing technologies and know-how.

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

If we are unsuccessful in keeping pace with technological developments for the reasons above or other reasons, our business prospects, results of operations and financial condition could be materially and adversely affected.

The industries in which we participate are highly competitive and rapidly evolving, and if we are unable to compete effectively, our operating results will be harmed.

We face intense competition from subsystem and component manufacturers in the industries we serve. Increased competition has in the past resulted, and could in the future result, in price reductions, reduced gross margins or loss of market share, any of which would harm our operating results. We are subject to significant pricing pressure as we attempt to maintain and increase market share with our existing customers. Competitors may offer reduced prices or introduce new products for the markets currently served by our products. These products may have better performance, lower prices and achieve broader market acceptance than our products. Further, OEMs typically own the design rights to their products and may provide these designs to other subsystem manufacturers. If our competitors obtain proprietary rights to these designs such that we are unable to obtain the designs necessary to manufacture products for our OEM customers, our business, financial condition and operating results could be adversely affected.

Our competitors may have greater financial, technical, manufacturing and marketing resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion, sale and support of their products, and reduce prices to increase market share. Moreover, there may be merger and acquisition activity among our competitors and potential competitors that may provide our competitors and potential competitors an advantage over us by enabling them to expand their product offerings and service capabilities to meet a broader range of customer needs. Further, if one of our customers develops or acquires the internal capability to develop and produce critical systems or subsystems that we produce, the loss of that customer could have a material adverse effect on our business, financial condition and operating results. The introduction of new technologies and new market entrants may also increase competitive pressures.

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

We incur technology development and sales expenses with no assurance that our products will ultimately be designed into an OEM’s capital equipment. Further, developing new customer relationships, as well as maintaining and increasing our market share at existing customers, requires a substantial investment of our sales, engineering and management resources without any assurance from prospective customers that they will place significant orders. We believe that OEMs often consider long-term relationships in selecting and placing orders with suppliers. Accordingly, we may have difficulty achieving design wins from OEMs that are not currently our customers. Our operating results and potential growth could be adversely affected if we fail to achieve design wins with leading OEMs.

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

A number of factors, including design flaws, material and component failures, contamination in the manufacturing environment, impurities in the materials used and unknown sensitivities to process conditions, such as temperature and humidity, as well as equipment failures, may cause our products to contain undetected errors or defects. Problems with our products may:

•	cause delays in product introductions and shipments;

•	result in increased costs and diversion of development resources;

•	cause us to incur increased charges due to unusable inventory;

•	require design modifications;

•	result in liability for the unintended release of hazardous materials;

•	create claims for rework, replacement and/or damages under our contracts with customers, as well as indemnification claims from customers;

•	decrease market acceptance of, or customer satisfaction with, our products, which could result in decreased sales and product returns; or

•	result in lower yields for semiconductor manufacturers.

If any of our products contain defects or have reliability, quality or compatibility problems, our reputation might be damaged and customers might be reluctant to buy our products. We may also face a higher rate of product defects as we increase our production levels. Product defects could result in warranty and indemnification liability, the loss of existing customers or impair our ability to attract new customers. In addition, we may not find defects or failures in our products until after they are installed in a manufacturer’s fabrication facility. We may have to invest significant capital and other resources to correct these problems. Our current or potential customers also might seek to recover from us any losses resulting from defects or failures in our products. Hazardous materials flow through and are controlled by our products and an unintended release of these materials could result in serious injury or death. Liability claims could require us to spend significant time and money in litigation or pay significant damages.

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

Our business is particularly dependent on expertise which only a limited number of engineers possess. The loss of any of our key employees and officers, including our Chief Executive Officer, our President and Chief Operating Officer, our Chief Financial Officer, any of our Senior Vice Presidents or any of the senior managers of AIT, or the failure to attract and retain new qualified employees, could adversely affect our business, operating results and financial condition. Further, we announced on February 18, 2014 that our President and Chief Operating Officer had notified us of his intent to resign effective on or about March 10, 2014. If we are unable to transition Mr. Addiego’s role and responsibilities to one or more qualified individuals, our business, financial results and financial position could be materially adversely affected.

The challenges of employee retention has also increased during the integration process with AIT because of the necessity of combining personnel with varied business backgrounds and combining different corporate cultures and objectives, and several AIT employees, including members of AIT’s senior management, have left our company. The process of integrating operations and making such adjustments could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses and the loss of key personnel. Employee uncertainty, lack of focus or turnover during the integration process may also disrupt our businesses.

If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us and our independent registered public accounting firm to evaluate and report on our internal control over financial reporting. The process of designing, implementing, maintaining and updating our internal controls and complying with Section 404 is expensive and time consuming, and requires significant attention from management and company resources. For example, beginning as of the fiscal year ended December 27, 2013, we and our independent registered public accounting firm are required to evaluate and report on AIT’s internal controls. Integrating AIT’s internal control framework into the Company and upgrading AIT’s controls to comply with the Sarbanes-Oxley Act has required substantial resources, and we cannot assure you that we will be able to successfully or effectively maintain adequate controls over our financial processes at AIT or for our consolidated business. In addition, even though we have concluded, and our independent registered public accounting firm has concurred, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 27, 2013, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements, and our internal control may not be effective as of future periods. Failure to maintain existing or implement new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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

Our business is subject to the risks of earthquakes, fire, power outages, floods, and other catastrophic events, and to interruption by man-made disruptions, such as terrorism.

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

In addition, disruption in supply resulting from natural disasters or other causalities or catastrophic events, such as earthquakes, severe weather such as storms or floods, fires, labor disruptions, power outages, terrorist attacks or political unrest, may result in certain of our suppliers being unable to deliver sufficient quantities of components or raw materials at all or in a timely manner, disruptions in our operations or disruptions in our customers’ operations. For example, in 2011, the northern region of Japan experienced a severe earthquake followed by a tsunami. These geological events caused significant damage in that region and have adversely affected Japan’s infrastructure and economy. Some of our suppliers are located in Japan and they have experienced, and may experience in the future, shutdowns or disruptions as a result of these types of events, and their operations may be negatively impacted by these events. Many of our customers and suppliers are also located in California, and may be subject to the same risk of seismic activity as described for us above.

To the extent that natural disasters or other calamities or causalities should result in delays or cancellations of customer orders, or the delay in the manufacture or shipment of our products or services, our business, financial condition and operating results would be adversely affected.

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

New regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements have required us to perform due diligence efforts in 2013 with further due diligence efforts expected in 2014. Disclosure will be required beginning in May 2014. There will be costs associated with complying with these disclosure requirements to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

A sale of a substantial number of shares of our common stock by the former owner of AIT may cause the price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market could harm the market price of our common stock. We issued 4.5 million shares of our common stock in connection with our acquisition of AIT, representing approximately 16% of our total common shares outstanding immediately following the completion of the merger. Although we entered into a lock-up and standstill agreement with AIT’s former owner, AIT Holding Company, LLC, and certain of its affiliates, which limited sales of the shares, the lock-up period has expired under such agreement and there are no further contractual transfer restrictions on the shares. The shares issued in connection with the merger are thus available for resale in the public market, and such sales could significantly decrease the market price of our common stock. As of February 28, 2014, AIT Holding Company, LLC held approximately 9% of our common stock.

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

Our headquarters is located in a 104,000 square foot facility in Hayward, California. This is our principal administrative, sales and support, engineering and technology development and manufacturing facility. This lease was modified in the fourth quarter of 2012 and was extended from 2015 to 2022. We also have manufacturing and engineering facilities in South San Francisco, California. In South San Francisco we lease approximately 72,000 square feet under several leases with varying expiration dates and extension periods. Approximately 12,300 square feet in South San Francisco is a neat room facility and 1,300 square feet is a clean room manufacturing facility. We also have manufacturing facilities in Austin, Texas, and Shanghai, China. In Austin, we lease an aggregate of approximately 56,400 square feet of commercial space under leases that expire in August 2016 with extension provisions. Approximately 14,400 square feet in Austin is a clean room manufacturing facility. In Shanghai, we lease approximately 132,000 square feet of commercial space under two leases which expire in 2014 and 2016. Approximately 11,000 square feet of this space is a clean room facility. In Singapore, we lease approximately 35,000 square feet under a lease that expires in October 2014. With the acquisition of AIT in the third quarter of 2012, we have additional leases for facilities in Arizona, Texas and the Philippines. In Arizona, we lease approximately 120,000 square feet under leases that mostly expire in September 2017. In Texas, we lease an additional 30,500 square feet under leases that expire in December 2015 and June 2016. In the Philippines, we lease approximately 16,000 square feet under leases that expire in 2016 through 2022.

The table below lists our properties as of March 8, 2014:

Location	Principal Use	Square Footage	Ownership
Hayward, California	Headquarters, manufacturing, sales, engineering, technology development	104,000	Leased
South San Francisco, California	Manufacturing, engineering	72,000	Leased	(1)
Austin, Texas	Manufacturing, engineering	56,400	Leased
Pflugerville, Texas	Manufacturing	30,500	Leased
Chandler, Arizona	Manufacturing	120,000	Leased	(2)
Cebu, Philippines	Manufacturing	16,000	Leased
Singapore	Manufacturing, customer support	35,000	Leased
Shanghai, China	Manufacturing	132,000	Leased

(1)	We lease this facility from an entity controlled by one of our directors. We incurred rent expense resulting from the lease of this facility of $0.3 million and $0.3 million for each of fiscal years 2013 and 2012.
(2)	Consists of seven separate properties under seven separate leases.

Item 3.	Legal Proceedings

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

Our common stock has been traded on the NASDAQ Global Market under the symbol “UCTT” since March 25, 2004. The following table sets forth for the periods indicated the high and low closing sales prices per share of our common stock as reported by the NASDAQ Global Market:

	High	Low
Fiscal year 2012
First quarter	$9.35	$5.70
Second quarter	$8.04	$5.26
Third quarter	$7.15	$5.55
Fourth quarter	$5.84	$4.33
Fiscal year 2013
First quarter	$6.57	$4.58
Second quarter	$6.45	$4.52
Third quarter	$7.11	$6.00
Fourth quarter	$10.66	$6.53

To date, we have not declared or paid cash dividends to our stockholders and we do not intend to do so for the foreseeable future in order to retain earnings for use in our business. Our credit facility also limits our ability to pay dividends. As of February 28, 2014, we had 6 stockholders of record. As of March 6, 2014, our closing stock price on the NASDAQ Global Market was $14.30.

Item 6.	Selected Consolidated Financial Data

You should read the following tables in conjunction with other information contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and related notes and other financial information contained elsewhere in this Annual Report on Form 10-K.

Statements of Operations Data (in thousands, except per share amounts):

	Years Ended
	12/27/2013	12/28/2012*	12/30/2011	12/31/2010	1/01/2010
Consolidated Statements of Operations Data:
Sales	$444,022	$403,430	$452,639	$443,134	$159,757
Cost of goods sold	376,693	347,642	393,647	383,993	151,741

Gross profit	67,329	55,788	58,992	59,141	8,016
Operating expenses, excluding acquisition costs	51,421	45,012	35,446	33,664	24,091
Acquisition costs	—	2,431	—	—	—

Income (loss) from operations	15,908	8,345	23,546	25,477	(16,075)

Interest expense and other, net	(3,309)	(1,648)	(1,106)	(667)	(791)

Income (loss) before income taxes	12,599	6,697	22,440	24,810	(16,866)
Income tax provision (benefit)	2,175	1,544	(1,294)	4,713	3,160

Net income (loss)	$10,424	$5,153	$23,734	$20,097	$(20,026)

Net income (loss) per share:
Basic	$0.37	$0.20	$1.05	$0.92	$(0.94)
Diluted	$0.36	$0.20	$1.01	$0.87	$(0.94)
Shares used in computation:
Basic	28,346	25,698	22,689	21,799	21,403
Diluted	29,037	26,261	23,437	22,975	21,403

Consolidated Balance Sheet Data (in thousands):

	12/27/2013	12/28/2012*	12/30/2011	12/31/2010	1/1/2010
Cash & cash equivalents	$60,415	$54,311	$52,155	$34,654	$26,697
Working capital	100,415	85,883	117,378	96,745	61,411
Total assets	292,543	265,929	178,299	170,385	131,310
Bank borrowings and long-term debt	55,126	75,640	24,733	28,652	15,100
Short-and long-term rent obligations	3,302	2,818	3,223	3,993	4,725
Total stockholders’ equity	171,929	156,780	117,285	87,509	61,179

*	Includes the results of operations of AIT for the period July 3, 2012 through December 28, 2012. Refer to Notes 3, 4 and 5 of Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our sales were $444.0 million for fiscal year 2013, $403.4 million for fiscal year 2012, and $452.6 million for fiscal year 2011. Our three largest customers in fiscal year 2013 were Applied Materials, Inc., Lam Research Corporation and ASM International, each of which accounted for more than 10% of our total sales in fiscal year 2013. Our three largest customers in 2012 were Applied Materials, Inc., Lam Research Corporation and Intuitive Surgical, two of which each accounted for 10% or more of our total sales for fiscal year 2012. Our three largest customers in 2011 were Applied Materials, Inc., Lam Research Corporation and FEI Company, two of which each accounted for 10% or more of our total sales for fiscal year 2011. As a group, these customers accounted for 81%, 80% and 68% of the Company’s sales for fiscal years 2013, 2012 and 2011, respectively.

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

We announced in the third quarter of fiscal 2012 that one of our larger semiconductor equipment customers has decided to in-source a portion of their gas panel business. While this decision did not have a material impact on our revenue in fiscal 2012, we estimated the impact for fiscal year 2013 to be in the range of 7% to 9% of our revenue in fiscal 2013.

Results of Operations

The following table sets forth income statement data for the periods indicated as a percentage of revenue:

	Year Ended
	December 27, 2013	December 28, 2012	December 30, 2011
Sales	100.0%	100.0%	100.0%
Cost of goods sold	84.8%	86.2%	87.0%

Gross profit	15.2%	13.8%	13.0%
Operating expenses:
Research and development	1.2%	1.3%	1.2%
Sales and marketing	2.2%	1.7%	1.6%
General and administrative	8.1%	8.1%	5.0%
Acquisition costs	—	0.6%	—

Total operating expenses	11.5%	11.8%	7.8%

Income from operations	3.6%	2.1%	5.2%
Interest and other income (expense), net	(0.7)%	(0.4)%	(0.2)%

Income before provision for income taxes	2.8%	1.7%	5.0%
Income tax provision (benefit)	0.5%	0.4%	(0.2)%

Net income	2.3%	1.3%	5.2%

Fiscal Year 2013 Compared With Fiscal Year 2012

Sales

Sales for fiscal year 2013 increased $40.6 million, or 10.1% to $444.0 million from $403.4 million for fiscal year 2012. The increase in sales during the fiscal year 2013 was due primarily to our acquisition of AIT in July 2012 which resulted in the inclusion of sales of $122.4 million from AIT, compared to $63.8 million of sales from AIT for fiscal year 2012. Sales for UCT when excluding sales from AIT were lower during the twelve months ended December 27, 2013 when compared to fiscal year 2012 due to factors including the termination of our arrangement with FEI at the end of the first quarter of 2012, the determination by one of our larger semiconductor equipment customers to in-source a portion of their gas panel business, as well as an overall downturn in the semiconductor industry beginning in the third quarter of 2012 which did not impact AIT until the beginning of the fourth quarter of 2012. We expect sales to increase modestly in the first quarter of 2014 as compared to the fourth quarter of 2013.

Cost of goods sold consists primarily of purchased materials, inventory reserves and labor and overhead, including depreciation, associated with the design and manufacture of products sold. Gross profit for fiscal year 2013 increased to $67.3 million or 15.2% of sales, from $55.8 million, or 13.8% of sales, for fiscal year 2012. Our gross margin increased in fiscal 2013 from the comparable period in 2012 due primarily to a sales mix which included higher margin products, certain improvements in operational efficiencies at our manufacturing locations, favorable work order variances and a reduction in floor stock costs, partially offset by in an increase in inventory reserves. We expect gross profit to be slightly higher in the first quarter of 2014, as compared to the fourth quarter of fiscal 2013, primarily as a result of modestly higher expected sales in the first quarter of 2014.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for fiscal year 2013 was $5.5 million or 1.2% of sales, compared to

$5.1 million, or 1.3% of sales, for fiscal year 2012. The increase in research and development expense in absolute dollars was primarily attributable to an increase in headcount and related payroll expenses.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense increased $2.8 million, or 39.8%, to $9.8 million, or 2.2% of sales, compared to $7.0 million, or 1.7% of sales, in the comparable period of 2012. The increase in the sales and marketing expense was primarily due to the inclusion of sales and marketing expenses generated from AIT for the full twelve months ended December 27, 2013 compared to six months in the previous year ended December 28, 2012. The Company also incurred additional costs during the year ended December 27, 2013 related to an increase in headcount and headcount related costs, including salaries, commissions and bonuses due to increased revenues and operating income in the fiscal year 2013 compared to the fiscal year 2012.

General and Administrative Expense

General and administrative expense consists primarily of salaries and overhead associated with our administrative staff and professional fees. General and administrative expense increased $3.2 million, or 9.7%, to $36.0 million, or 8.1% of sales, for fiscal year 2013 compared to $32.9 million, or 8.1% of sales, for fiscal year 2012. The increase is primarily due to amortization of finite-lived intangibles associated with the AIT acquisition and incremental costs associated with the AIT acquisition for a full year in fiscal year 2013 compared to a six month period in fiscal year 2012 which include headcount related costs, including salaries, bonuses and stock compensation.

Acquisition Costs

There were no acquisition costs in fiscal 2013 compared to approximately $2.4 million in fiscal 2012. These costs were associated with our purchase of AIT and consisted primarily of professional fees and services in connection with the acquisition.

Interest and Other Income (Expense), net

Interest and other income (expense), net for fiscal year 2013 was $(3.3) million compared to $(1.6) million for fiscal year 2012. The increase in net expense was primarily due to the increase in outstanding debt beginning in the third quarter of 2012 resulting from the acquisition of AIT.

Income Tax Provision

Our effective tax rate for fiscal year 2013 was 17.3% compared to 23.1% for fiscal year 2012. The change in respective rates reflects, primarily, a change in the geographic mix of worldwide earnings and financial results for fiscal year 2013 compared to fiscal year 2012 as well as changes in our deferred tax assets and our accrual for uncertain tax positions. Our effective tax rate was lower than the statutory rates for fiscal years 2013 and 2012 primarily due to the geographic distribution of our world-wide earnings in foreign jurisdictions with lower tax rates.

As of December 27, 2013, we maintained a full valuation allowance on the deferred assets of one of our China subsidiaries in the amount of $654,000 as we believe it is more likely than not that the deferred tax asset will not be realized. In order to reverse a valuation allowance, U.S. accounting principles generally accepted in the United States of America suggests that we review our cumulative income/loss in recent years as well as determine our ability to generate sufficient future taxable income to realize our net deferred tax assets. Our ability to realize deferred tax assets depends on our ability to generate sufficient taxable income of the same character within the carryback or carry forward periods. In assessing our future taxable income, we have considered all sources of future taxable income available to realize our deferred tax assets, including the taxable income from future reversal of existing temporary differences, carry forwards, taxable income in carryback years and tax-planning strategies. If changes occur in the assumptions underlying our tax planning strategies or in the scheduling of the reversal of our deferred tax liabilities, the valuation allowance may need to be adjusted in the future.

In 2013, we determined that a portion of the current year earnings of one of our China subsidiaries may be remitted in the future to one of our foreign subsidiaries outside of mainland China and, accordingly, we provided for the related withholding taxes in our consolidated financial statements. Accordingly, no provisions for U.S. taxes have been provided thereon. In addition, if we change our intent to reinvest our undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previously anticipated remaining unremitted foreign earnings, we could be required to accrue or pay U.S. taxes on some or all of these undistributed earnings.

On September 13, 2013, the U.S. Treasury Department and the IRS issued final regulations that address costs incurred in acquiring, producing, or improving tangible property (the “tangible property regulations”). The tangible property regulations are generally effective for tax years beginning on or after January 1, 2014, and may be adopted in earlier years. Management has reviewed its capitalization methodology and determined that there was no impact to our consolidated financial position or results of operations for fiscal year 2013 nor do we believe any impact in the future would be material.

Fiscal Year 2012 Compared With Fiscal Year 2011

Sales

Sales for fiscal year 2012 decreased $49.2 million, or 10.9%, to $403.4 million from $452.6 million for fiscal year 2011. The sales decline primarily reflected a decrease in semiconductor revenues resulting from the semiconductor industry downturn which began during the third quarter of fiscal 2011 as well as the softness in the energy industry, partially offset by the inclusion of sales of $63.8 million due to the acquisition of AIT for the period July 3, 2012 through December 28, 2012. In addition, sales to FEI decreased in fiscal 2012 to approximately $11.7 million from $32.0 million in fiscal 2011, due to the termination of our relationship with FEI in fiscal 2012.

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

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for fiscal year 2012 was $5.1 million, or 1.3% of sales, compared to $5.6 million, or 1.2% of sales for fiscal year 2011. The decrease in expense for fiscal 2012, as compared to fiscal 2011, was primarily due to a reduction in expenses which are allocated from cost of sales to research and development activities.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for fiscal year 2012 decreased $0.2 million to $7.0 million, or 1.7% of sales, compared to $7.3 million, or 1.6% of sales, for fiscal year 2011. The decrease in expense was primarily due to a reduction in commission expense resulting from reduced sales.

General and Administrative Expense

General and administrative expense consists primarily of salaries and overhead associated with our administrative staff and professional fees. General and administrative expense for fiscal year 2012 increased approximately $10.2 million, or 45.2% to $32.9 million, or 8.1% of sales, compared with $22.6 million, or 5.0% of sales, for fiscal year 2011. The increase when comparing fiscal 2012 with fiscal 2011 was primarily due to (a) amortization of finite-lived intangibles associated with the AIT acquisition of approximately $3.8 million, (b) the inclusion of AIT’s general and administrative expenses since the date of acquisition of approximately $4.7 million and (c), an increase in stock compensation costs of approximately $0.7 million.

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

Income Tax Provision

Our effective tax rate for fiscal year 2012 was a provision of 23.1% compared to a benefit of 5.8% for fiscal year 2011. The change in respective rates reflected, primarily, changes in our deferred tax assets and our accrual for uncertain tax positions, as well as a change in the geographic mix of worldwide earnings and financial results for the for fiscal year 2012 compared to fiscal year 2011. Our effective tax rate was lower than the statutory rate for fiscal 2012 primarily due to the geographic distribution of our world-wide earnings in foreign jurisdictions with lower tax rates. Our effective tax rate was lower than the statutory rate for fiscal year 2011 primarily due to the favorable impacts of the release of a valuation allowance, discussed in further detail below, as well as to the geographic distribution of our world-wide earnings in foreign jurisdictions with lower tax rates.

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

Revenue Recognition

Our revenue for fiscal years 2013, 2012 and 2011 was highly concentrated in a small number of OEM customers in the semiconductor capital equipment, energy, flat panel and medical industries. Our standard arrangement for our customers includes a signed purchase order or contract, no right of return of delivered products and no customer acceptance provisions. Revenue from sales of products is recognized when:

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

Inventory Valuation

We write down the carrying value of our inventory to net realizable value for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. We assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts on a periodic basis. Obsolete inventory or inventory in excess of our estimated usage is written down to its estimated market value less costs to sell, if less than its cost. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specific identified inventory in excess of established usage. Inherent in our estimates of demand and market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If actual demand and market conditions are less favorable than our projections, additional inventory write-downs may be required. If the inventory value is written down to its net realizable value, and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold either as a component of a subsystem or as separate inventory. For fiscal years 2013, 2012 and 2011, we wrote down $1.5 million, $1.2 million and $1.4 million in inventory determined to be obsolete, respectively.

Accounting for Income Taxes

The determination of our tax provision is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region and is subject to judgments and estimates. Management carefully monitors the changes in many factors and adjusts the effective tax rate as required. The carrying value of our net deferred tax assets, which consist primarily of tax deductions, assumes we will be able to generate sufficient future income to fully realize these deductions. In determining whether the realization of these deferred tax assets may be impaired, we make judgments with respect to whether we are likely to generate sufficient future taxable income to realize these assets. In order to reverse a valuation allowance, accounting principles generally accepted in the United States of America suggest that we review our cumulative income/loss in recent years as well as determine our ability to generate sufficient future taxable income to realize our net deferred tax assets. As of December 27, 2013, the Company maintained a full valuation allowance on the deferred tax asset of one of its China subsidiaries in the amount of $0.7 million as we believe it is more likely than not that the deferred tax asset will not be realized. During the fourth quarter of fiscal 2011 we reversed all of the valuation allowance related to our U.S. federal and state deferred tax assets in the amount of $6.7 million as we determined that it was more likely than not that it would generate sufficient taxable income to realize its deferred tax assets.

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position. We believe we have adequately reserved for our uncertain tax positions, however, no assurance can be given that the final tax outcome of these matters will not be different than what we expect. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. Our 2010 through 2012 federal income tax returns are open to audit through the statute of limitations by the Internal Revenue Service. The Company’s 2009 through 2012 state income tax returns are open to audit by the California Franchise Tax Board. The Company is also subject to examination in various other jurisdictions for various periods. Our federal returns are still open for fiscal years 2004 through 2007 due to the carryback of losses.

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

We evaluate our goodwill and indefinite life trade name for impairment on an annual basis, and whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. In addition, we evaluate our identifiable intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

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

The Black-Scholes option-pricing model that we use was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of underlying stock. Our expected stock price volatility assumption was determined using the historical volatility of our common stock. We determined that historical volatility reflects market conditions and is a good indicator of future volatility. Our expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on our historical experience with similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. See Note 8 of Notes to Consolidated Financial Statements for a detailed description

Unaudited Quarterly Financial Results

The following table sets forth statement of operations data for the periods indicated. The information for each of these periods is unaudited and has been prepared on the same basis as our audited consolidated financial statements included herein and includes all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of our unaudited operations data for the periods presented. Historical results are not necessarily indicative of the results to be expected in the future (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year (1)
2013 (2)
Sales	$100,464	$110,107	$107,183	$126,268	$444,022
Gross profit	$13,823	$16,103	$15,833	$21,570	$67,329
Net income	$(311)	$2,316	$2,048	$6,371	$10,424
Earnings per share — basic	$(0.01)	$0.08	$0.07	$0.22	$0.37
Earnings per share — diluted	$(0.01)	$0.08	$0.07	$0.22	$0.36
2012 (2), (3)
Sales	$110,565	$101,949	$100,849	$90,067	$403,430
Gross profit	$15,660	$14,254	$14,323	$11,551	$55,788
Net income (loss)	$4,660	$2,790	$(1,123)	$(1,174)	$5,153
Earnings per share — basic	$0.20	$0.12	$(0.04)	$(0.04)	$0.20
Earnings per share — diluted	$0.20	$0.12	$(0.04)	$(0.04)	$0.20

(1)	Earnings per share is calculated independently each quarter and for the full year based upon their respective weighted average shares outstanding. Therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share reported.
(2)	Results from our acquisition of AIT are included from the date of acquisition on July 1, 2012 and for all periods in 2013.
(3)	See Note 12 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012 filed with the SEC on March 3, 2013 for a reconciliation of these amounts (if any) to the amounts in the respective Quarterly Reports on Form 10-Q in which they were originally reported.

Liquidity and Capital Resources

We have required capital principally to fund our acquisitions and working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of December 27, 2013, we had cash of $60.4 million compared to $54.3 million as of December 28, 2012. Our cash and cash equivalents, as well as cash generated from operations, was our principal source of liquidity as of December 27, 2013.

For the twelve months ended December 27, 2013, we generated cash from operating activities of $29.9 million, an increase of $2.6 million when compared to $27.3 million for fiscal 2012. Cash generated from operating activities for fiscal 2012 represented an increase of $3.6 million when compared to $23.7 million for fiscal 2011. Operating cash flows generated in the twelve months ended December 27, 2013, were from $10.4 million of net income; net non-cash activity, including depreciation of equipment and leasehold improvements and amortization of intangibles and debt issuance costs of a total $9.6 million and stock-based compensation of $4.7 million; and decreases in accounts receivable and inventory of $17.3 million and $9.1 million, respectively. The decrease in inventory reflects the substantial improvement in inventory management over the previous year. These were offset by a net increase in accounts payable and other current liabilities of $31.0 million, and an increase in accrued compensation and related benefits of $1.1 million. Our cash flows from operations in any given period are largely driven by the timing of sales, the collection of accounts receivable and the payment of accounts payable.

Net cash used in investing activities for the twelve months ended December 27, 2013, was $2.9 million, consisting mainly of $1.4 million capital equipment expenditures in Asia similar to the capital expenditures in 2012 which reflects our continued investment in our Asian subsidiaries as well as $1.6 million capital expenditures in our domestic operating units. Net cash used in investing activities for fiscal 2012 was $75.6 million, The net cash used in investing activities in 2012 consisted of $74.9 million for the acquisition of AIT, net of cash acquired and represented an increase of $71.6 million over net cash used in fiscal 2011.

Net cash used in financing activities for the twelve months ended December 27, 2013, was $21.0 million, an increase of $71.4 million when compared to net cash provided by financing activities of $50.4 million for the comparable period of 2012. For the twelve months ended December 27, 2013, our cash provided by financing activities was due primarily to proceeds of $63.0 million from our revolving line of credit, offset by payments of $74.0 million to the same revolving line of credit. We also made payment of $10.0 million to our facility term loan. Net cash provided by financing activities for fiscal 2012 represented an increase of $52.6 million when compared to cash used of $2.2 million for fiscal 2011. The increase in cash from financing activities in 2012 was due primarily to proceeds from our credit facility entered into in connection with our acquisition of AIT. See “Borrowing Arrangements” below for information about our borrowing arrangements we entered into in connection with our acquisition of AIT on July 3, 2012.

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

In 2013, we determined that a portion of the current year and future year earnings of one of our China subsidiaries may be remitted in the future to one of our foreign subsidiaries outside of Mainland China and, accordingly, we provided for the related withholding taxes in our consolidated financial statements. Accordingly, no provisions for U.S. income taxes have been provided thereon. In addition, if we change our intent to reinvest our undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previous anticipated remaining unremitted foreign earnings, we could be required to accrue or pay U.S. taxes on some or all of these undistributed earnings. As of December 27, 2013, we had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $43.7 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed. We anticipate that we have adequate liquidity and capital resources and would not need to repatriate earnings to the U.S. As of December 27, 2013, we have cash of approximately $42.9 million in our foreign subsidiaries.

Borrowing Arrangements

On July 3, 2012, in connection with the Company’s acquisition of AIT and the refinancing of its prior credit facility, we entered into a credit agreement (the “Credit Agreement”) by and among the Company, certain of its subsidiaries, Silicon Valley Bank, U.S. Bank National Association and HSBC Bank (collectively, the “Lenders”). The Credit Agreement provides for a term loan in an aggregate principal amount of $40.0 million (the “Term Loan”) and a revolving credit facility in an aggregate principal amount of $40.0 million (the “Revolving Credit Facility”), a letter of credit facility in the aggregate availability amount of $15.0 million (as a sublimit of such Revolving Credit Facility) (the “L/C Facility”) and a swing line sub-facility in the aggregate availability amount of $4.0 million (as a sublimit of the Revolving Credit Facility) (together with the Term Loan, the Revolving Credit Facility and the L/C Facility, the “Credit Facility”). On July 3, 2012, we borrowed an aggregate of $40.0 million under the Term Loan and approximately $39.8 million under the Revolving Credit Facility. The borrowed funds were used at the closing of our acquisition of AIT to finance the acquisition and repay the outstanding balance of $3.7 million to Silicon Valley Bank as lender under our prior credit facility. The prior credit facility was terminated in connection with this transaction.

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

At our option, borrowings under the Term Loan and Revolving Credit Facility (subject to certain limitations) bear interest at either a base rate or at the London Interbank Offered Rate (“LIBOR”) (with the LIBOR being adjusted for certain Eurocurrency reserve requirements, if any, as described in the Credit Agreement), plus, in each case, an applicable margin based on our consolidated leverage ratio. All loans described above made on July 3, 2012 were initially base rate loans, carrying interest of 3.75%. As of December 27, 2013, the interest rates on the term loan and Revolving Credit Facility were 3.67% and 3.75%, respectively. The effective interest rates are slightly higher due to the incurrence of certain loan-related costs of approximately $1.9 million that are treated as deferred interest and are being amortized over the life of the loans.

The Credit Agreement requires us to maintain certain financial covenants including a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and minimum domestic cash balances. On February 15, 2013, we and the Lenders amended the Credit Agreement in order to modify the financial covenants contained in the Credit Agreement, effective January 30, 2013. The Credit Agreement, as amended, requires us to comply with the following financial covenants:

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

We were in compliance with all covenants during the fiscal year 2013.

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

As of December 27, 2013, the outstanding amounts under our Term Loan and Revolving Credit Facility were $27.5 million and $28.8 million, respectively, which are net of unamortized debt issuance costs of $1.2 million for a total debt balance of $55.1 million. We analyzed the Credit Agreement and determined that the outstanding balance of the Revolving Credit Facility should be classified as short-term due to acceleration clauses in the agreement.

Capital Expenditures

Capital expenditures were $3.0 million for the year ended December 27, 2013. Capital expenditures only include AIT’s capital expenditures from its acquisition date of July 3, 2012.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relations with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Other than operating leases for certain equipment and real estate and purchase order commitments primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the arrangements described under “Borrowing Arrangements” above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of December 27, 2013 (in thousands):

	2014	2015	2016	2017	2018 and thereafter	Total
Capital leases	$7	$—	$—	$—	$—	$7
Operating leases(1)	5,129	4,585	3,954	3,369	9,487	26,524
Borrowing Arrangement(2)	38,844	10,000	7,500	—	—	56,344
Purchase order commitments	53,595	—	—	—	—	53,595

Total	$97,575	$14,585	$11,454	$3,369	$9,487	$136,470

(1)	Operating lease obligations reflects (a) the lease for our headquarters facility in Hayward, California that was modified in the fourth quarter of 2012 such that the lease now expires in 2022; (b) the leases for manufacturing facilities in South San Francisco that expire in 2018; (c) the leases for manufacturing facilities in China, Singapore and the Philippines that expire in 2014 thru 2016; (d) the leases for manufacturing facilities in Austin, Texas that expire in 2016; (d) the leases for manufacturing facilities in Chandler, Arizona that expire in 2015 through 2017; and (e) the leases for manufacturing facilities in Pflugerville, Texas that expire in 2018. We have options to renew certain of the leases in South San Francisco, Hayward and Austin which we expect to exercise.
(2)	Amounts reflect obligations under our Credit Facility net of $1.2 million of unamortized debt issuance costs, under which $27.5 million is outstanding under the Term Loan and approximately $28.9 million under the Revolving Credit Facility as of December 27, 2013. The Term Loan must be repaid in consecutive quarterly installments of $2.5 million and with the balance of the outstanding principal amount of the Term Loan due at the final maturity, which is July 3, 2016. The Revolving Credit Facility is available for the four-year period beginning on July 3, 2012; however, we analyzed the Credit Agreement and determined that the outstanding balance of the Revolving Credit Facility should be classified as short-term due to the acceleration clauses in the agreement. Accordingly, all amounts due under the Revolving Credit Facility are reflected in the 2014 column. See Note 5. Borrowing Arrangements in Notes to Consolidated Financial Statements below.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Chinese authorities recently relaxed controls of China’s currency, the Renminbi, and allowed the currency to strengthen against other world currencies, including the U.S. dollar. We continue to monitor any potential impact of the appreciation of the Renminbi on our operations in China as well as globally. Changes in the value of the Renminbi did not have a material impact on our results of operations for any period presented in this Form 10-K.

Interest Rates

Our interest rate risk relates primarily to our debt which totals $55.1 million (net of debt issuance costs) as of December 27, 2013, and carries interest rates pegged to either the prime rate or LIBOR. An immediate increase in interest rates of 100 basis points would increase our interest expense by approximately $0.1 million per quarter. This would be partially offset by increased interest income on our invested cash. Conversely, an immediate decline of 100 basis points in interest rates would decrease our interest expense by approximately $0.1 million per quarter. This would be partially offset by decreased interest income on our invested cash.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ultra Clean Holdings, Inc.

Hayward, California

We have audited the accompanying consolidated balance sheets of Ultra Clean Holdings, Inc. and subsidiaries (the “Company”) as of December 27, 2013 and December 28, 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ultra Clean Holdings, Inc. and subsidiaries as of December 27, 2013 and December 28, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 27, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2014, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Jose, California

March 12, 2014

Ultra Clean Holdings, Inc.

Consolidated Balance Sheets

	December 27, 2013	December 28, 2012
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$60,415	$54,311
Accounts receivable, net of allowance of $5 and $8, respectively	67,450	50,074
Inventory	63,942	53,965
Deferred tax assets	4,071	2,856
Prepaid expenses and other	4,581	3,913

Total current assets	200,459	165,119

Equipment and leasehold improvements, net	8,534	9,282
Goodwill	55,918	56,662
Purchased intangibles, net	21,708	27,702
Deferred tax assets	5,341	6,634
Other non-current assets	583	530

Total assets	$292,543	$265,929

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$37,705	$48,706
Accounts payable	53,962	23,485
Accrued compensation and related benefits	5,730	4,611
Deferred rent, current portion	262	16
Other current liabilities	2,385	2,418

Total current liabilities	100,044	79,236
Long-term debt	17,421	26,934
Deferred rent and other liabilities	3,149	2,979

Total liabilities	$120,614	$109,149

Commitments and contingencies (See Note 11)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 28,694,762 and 27,910,851 shares issued and outstanding, in 2013 and 2012, respectively	29	28
Additional paid-in capital	147,876	143,152
Common shares held in treasury, at cost, 601,944 shares in 2013 and 2012, respectively	(3,337)	(3,337)
Retained earnings	27,361	16,937

Total stockholders’ equity	171,929	156,780

Total liabilities and stockholders’ equity	$292,543	$265,929

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Operations

	Twelve Months Ended
	December 27, 2013	December 28, 2012	December 30, 2011
	(In thousands, except per share amounts)

Sales	$444,022	$403,430	$452,639
Cost of goods sold	376,693	347,642	393,647

Gross profit	67,329	55,788	58,992

Operating expenses:
Research and development	5,543	5,121	5,556
Sales and marketing	9,831	7,033	7,257
General and administrative	36,047	32,858	22,633
Acquisition costs	—	2,431	—

Total operating expenses	51,421	47,443	35,446

Income from operations	15,908	8,345	23,546

Interest expense and other, net	3,309	1,648	1,106

Income before provision for (benefit from) income taxes	12,599	6,697	22,440
Income tax provision (benefit)	2,175	1,544	(1,294)

Net income	$10,424	$5,153	$23,734

Net income per share:
Basic	$0.37	$0.20	$1.05
Diluted	$0.36	$0.20	$1.01
Shares used in computing net income per share
Basic	28,346	25,698	22,689
Diluted	29,037	26,261	23,437

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
	(in thousands, except share amounts)
Balance December 31, 2010	22,299,982	$22	$99,437	$(11,950)	$87,509
Issuance of restricted common stock	37,500	—	—	—	—
Issuance under employee stock plans	573,167	1	1,010	—	1,011
Amortization of stock-based compensation	—		4,359	—	4,359
Excess tax benefit from stock-based compensation	—		672	—	672
Net income	—	—	—	23,734	23,734

Balance December 30, 2011	22,910,649	23	105,478	11,784	117,285
Issuance of restricted common stock	30,000	—	—	—	—
Issuance under employee stock plans	514,889	1	326	—	327
Amortization of stock-based compensation	—		5,069	—	5,069
Excess tax benefit from stock-based compensation	—		62	—	62
Employees’ taxes paid upon vesting of restricted stock units	(44,687)		(341)	—	(341)
Common stock issued for acquisition of AIT, net of equity issuance costs	4,500,000	4	29,221		29,225
Net income	—	—	—	5,153	5,153

Balance December 28, 2012	27,910,851	28	139,815	16,937	156,780
Issuance of restricted common stock	30,000	—	—	—	—
Issuance under employee stock plans	849,368	1	773	—	774
Amortization of stock-based compensation	—		4,685	—	4,685
Excess tax benefit from stock-based compensation	—		(140)	—	(140)
Employees’ taxes paid upon vesting of restricted stock units	(95,457)		(594)	—	(594)
Net income	—	—	—	10,424	10,424

Balance December 27, 2013	28,694,762	$29	$144,539	$27,361	$171,929

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Cash Flows

	Twelve Months Ended
	December 27, 2013	December 28, 2012	December 30, 2011
	(In thousands)
Cash flows from operating activities:
Net income	$10,424	$5,153	$23,734
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from disposal of fixed assets	329	—	—
Depreciation	3,119	3,195	2,945
Amortization of finite-lived intangibles	5,994	3,786	—
Amortization of debt issuance costs	487	236	—
Excess tax benefit from stock-based compensation	140	(62)	(672)
Stock-based compensation	4,685	5,069	4,359
Changes in assets and liabilities, net of AIT acquisition:
Accounts receivable	(17,376)	8,047	13,538
Inventory	(9,133)	24,282	3,815
Prepaid expenses and other	(668)	(175)	(408)
Deferred income tax	78	(2,731)	(6,278)
Other non-current assets	(53)	(114)	(42)
Accounts payable	30,644	(19,498)	(16,506)
Accrued compensation and related benefits	1,119	(1,055)	(886)
Income taxes payable	(141)	63	672
Other liabilities	283	1,143	(547)

Net cash provided by operating activities	29,931	27,339	23,724

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(2,963)	(609)	(3,983)
AIT acquisition, net of cash acquired	—	(74,945)	—
Proceeds from sale of equipment	96	—	—

Net cash used in investing activities	(2,867)	(75,554)	(3,983)

Cash flows from financing activities:
Proceeds from revolving credit facilities	63,000	96,824	16,000
Proceeds from long-term loans	—	40,000	—
Principal payments on revolving credit facilities	(74,000)	(76,462)	(16,000)
Principal payments on long-term debt and capital lease obligations	(10,000)	(7,758)	(3,923)
Payments of debt issuance costs	—	(1,940)	—
Payments of equity issuance costs	—	(341)	—
Excess tax benefit from stock-based compensation	(140)	62	672
Employees’ taxes paid upon vesting of restricted stock units	(594)	(341)	—
Proceeds from issuance of common stock	774	327	1,011

Net cash provided by (used in) financing activities	(20,960)	50,371	(2,240)

Net increase in cash	6,104	2,156	17,501
Cash and cash equivalents at beginning of year	54,311	52,155	34,654

Cash and cash equivalents at end of year	$60,415	$54,311	$52,155

Supplemental cash flow information:
Income taxes paid	$1,578	$5,311	$2,231
Income tax refunds	$22	$682	$936
Interest paid	$2,238	$1,551	$1,058
Non-cash investing and financing activities:
Fair value of common shares issued for acquisition	$—	$29,565	$—
Restricted stock issued	$3,584	$4,763	$3,095
Fixed asset purchases included in accounts payable	$180	$13	$25

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements

1. Organization and Significant Accounting Policies

Organization — Ultra Clean Holdings, Inc. (Ultra Clean or the Company) was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Service Inc. Ultra Clean Technology Systems and Service, Inc. was founded in 1991 by Mitsubishi Corporation and was operated as a subsidiary of Mitsubishi until November 2002, when it was acquired by Ultra Clean. Ultra Clean became a publicly traded company in March 2004. In June 2006, the Company completed the acquisition of Sieger Engineering, Inc. to better enhance its position as a subsystem supplier to the semiconductor, research, flat panel, energy and medical equipment industries. Ultra Clean Technology (Shanghai) Co., Ltd and Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. were established in 2005 and 2007, respectively, to facilitate the Company’s operations in China. Ultra Clean Asia Pacific, Pte, Ltd. (Singapore), was established in fiscal year 2008 to facilitate the Company’s operations in Singapore. In July 2012, the Company acquired American Integration Technologies LLC (“AIT”) to immediately add to the Company’s customer base in the semiconductor and medical spaces and to provide additional manufacturing capabilities. The Company operates in one reportable segment. See Note 10 to the Consolidated Financial Statements.

The Company is a leading developer and supplier of critical subsystems, for Original Equipment Manufacturers (OEMs) primarily in the semiconductor, flat panel, medical, energy and research industries. The Company develops, designs, prototypes, engineers, manufactures and tests systems and subsystems which are highly specialized and integral to the Company’s customers products.

The Company provides its customers with complete solutions that combine its expertise in design, test, component characterization and highly flexible global manufacturing operations with excellence in quality control and financial stability. The Company’s global presence and supply chain management helps the Company to drive down total manufacturing costs, reduce design-to-delivery cycle times and maintain high quality standards for the Company’s customers. The Company believes that these characteristics provide global solutions for the Company’s customers’ growing product demands.

The Company ships a majority of its products to U.S. registered customers with locations both in the U.S. and outside the U.S. In addition to US manufacturing, the Company manufactures products in its Asian facilities to support local and US based customers. The Company conducts its operating activities primarily through its wholly owned subsidiaries: Ultra Clean Technology Systems and Service, Inc., AIT LLC, Ultra Clean Technology (Shanghai) Co., Ltd., Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. and Ultra Clean Asia Pacific, Pte Ltd. (Singapore). The Company’s international sales represented 28.5%, 22.2% and 21.1% of sales for fiscal years 2013, 2012 and 2011, respectively. See Note 10 to the Company’s Consolidated Financial Statements for further information about the Company’s geographic areas.

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

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

translated at the fiscal period-end exchange rate, and income and expense accounts are translated using average rates in effect for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. Foreign currency transaction gains and losses are recorded in other income (expense), net.

In July 2012, the Company completed its acquisition of AIT. Beginning in the third quarter of fiscal 2012, the acquired business is included in the Company’s consolidated results of operations.

Use of Accounting Estimates — The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions include reserves on inventory, valuation of deferred tax assets and impairment of goodwill and other long-lived assets. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. Actual amounts may differ from those estimates.

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

Significant sales to customers— The Company’s most significant customers (having accounted for 10% or more of annual sales) and their related sales as a percentage of total sales for each of the previous three years, were as follows:

	Fiscal Year Ended
	2013	2012	2011
Applied Materials, Inc. (1)	35%	38%	40%
Lam Research Corporation (2)	33%	33%	31%
ASM International, Inc.	13%	—	—

Total	81%	71%	71%

(1)	In November 2011, Applied Materials Inc. (Applied) completed the acquisition of Varian Semiconductor Equipment Associates, Inc. (Varian), one of the Company’s customers. The sales percentages for Applied for 2011 include sales to Varian. The sales percentages for Applied for all periods presented have been updated to reflect the inclusion of sales to Varian for comparison purposes.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(2)	In June 2012, Lam Research Corporation (Lam) completed the acquisition of Novellus Systems, Inc.(Novellus), one of the Company’s customers. The sales percentages for Lam for 2012 and 2011 include sales to Novellus. The sales percentages for Lam for all periods presented have been updated to reflect the inclusion of sales to Novellus for comparison purposes.

Three customers’ accounts receivable balances: Applied, Lam and ASM International, were individually greater than 10% of accounts receivable as of December 27, 2013 and, in the aggregate, represented approximately 82% of accounts receivable. Three customers’ accounts receivable balances: Applied, Lam and ASM International, were individually greater than 10% of accounts receivable as of December 28, 2012 and, in the aggregate, represented approximately 84% of accounts receivable.

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

The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value in the following hierarchy:

Level 1 — Quoted prices in active markets for identical assets or liabilities,

Level 2 — Observable inputs other than the Level 1 prices for similar assets or liabilities; quoted prices in active and inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of assets or liabilities,

Level 3 — Unobservable inputs in which there is little or no market data, and that are significant to the fair value of the assets or liabilities.

The Company’s only financial asset measured at fair value on a recurring basis is an overnight sweep account invested in money market funds with maturities of less than 90 days from purchase and are thus classified as cash and cash equivalents on the Company’s balance sheet. These money market funds had a carrying value and fair value of $13.4 million at December 27, 2013, based on Level 2 inputs. The Company’s financial liabilities measured at fair value are related to the Company’s credit facility. Specifically, the fair value of the Company’s long term debt was based on level 2 inputs and fair value was determined using quoted prices for similar liabilities in inactive markets. The fair value of the Company’s outstanding borrowings under the Company’s revolving credit facility were based on level 2 inputs and fair value was determined using inputs other than quoted prices that are observable, specifically, discounted cash flows of expected payments at current borrowing rates. The Company’s carrying value approximates fair value for the Company’s long term debt and revolving credit facility.

Financial assets and liabilities measured at fair value as of December 27, 2013 and December 28, 2012 are summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	December 27, 2013		December 28, 2012

	(level 1)	(level 2)	(level 1)	(level 2)
Money market fund deposits (1)	$13,414,482	—	$13,414,482	—

(1)	Included in cash and cash equivalents on the Consolidated Balance Sheet. The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

At December 27, 2013 and December 28, 2012, inventory balances were $63.9 million and $54.0 million, respectively, net of reserves of $6.8 million and $6.2 million, respectively. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specific identified inventory in excess of estimated usage. Inventory write-downs were $1.5 million, $1.2 million and $1.4 million in the years ended December 27, 2013, December 28, 2012 and December 30, 2011, respectively.

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

	Year Ended
	December 27, 2013	December 28, 2012	December 30, 2011
Beginning Balance	$152	$350	$204
Additions related to sales	48	47	726
Warranty costs incurred	(99)	(245)	(580)

Ending Balance	$101	$152	$350

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

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of income as income tax expense.

The determination of the Company’s tax provision is subject to judgments and estimates. The carrying value of the Company’s net deferred tax assets, which is made up primarily of tax deductions, assumes it will be able to generate sufficient future income to fully realize these deductions. In determining whether the realization of these deferred tax assets may be impaired, the Company makes judgments with respect to whether it is likely to generate sufficient future taxable income to realize these assets. The Company has a valuation allowance on the deferred tax assets of one of its China subsidiaries in the amounts of $654,000 and $851,000 as of December 27, 2013 and December 28, 2012, respectively.

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

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Stock-based compensation expense includes compensation costs related to estimated fair values of stock options, units and awards granted. Stock-based compensation expense from stock options, restricted stock units and stock awards and the related income tax benefit recognized were $4.7 million and $0.8 million, respectively, for fiscal year 2013, $5.1 million and $1.2 million, respectively, for fiscal year 2012 and $4.4 million and $1.0 million, respectively, for fiscal year 2011.

The estimated fair value of the Company’s equity-based awards, net of expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis over a weighted average period of four years for stock options, three years for restricted stock units and one year for restricted stock awards and will be adjusted for subsequent changes in estimated forfeitures and future option grants.

The stockholders of the Company approved an increase in the number of shares available for issuance under our amended and restated stock incentive plan by 1,500,000 and 3,100,000 on June 10, 2010 and May 22, 2013, respectively.

Determining Fair Value for stock based compensation

Valuation and amortization method. The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model and a single option award approach. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods, and are amortized using the straight-line basis method.

Expected term. The expected term of options granted represents the period of time that they are expected to be outstanding. The Company estimates the expected term of options granted based on historical exercise patterns, which the Company believes are reasonably representative of future behavior.

Expected volatility. The Company estimates the volatility of its common stock at the date of grant based on historical volatility rates of the Company’s stock over the expected term.

Risk-free interest rate. The Company bases the risk-free interest rate on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining term.

Dividend yield. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of 0.0%.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Forfeiture rate. Guidance per the Financial Accounting Standards Board regarding stock-based compensation requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

The exercise price of each stock option equals the market price of the Company’s stock on the date of grant. There were no employee stock option grants by the Company for years 2013, 2012 and 2011. Generally, options vest over four years and expire no later than ten years from the grant date. During fiscal years 2013, 2012 and 2011, the Company recorded $3.9 million, $3.9 million and $3.3 million, respectively, of stock-based compensation expense, net of tax, associated with employee and director stock plans and employee stock purchase plan programs. As of December 27, 2013, there was $4.6 million, net of forfeitures of $0.8 million, of unrecognized compensation cost related to employee and director stock which is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.5 years, and will be adjusted for subsequent changes in estimated forfeitures and future grants.

Total stock-based compensation during the fiscal years 2013, 2012 and 2011, respectively, to various operating expense categories was as follows (in thousands):

	Year Ended
	December 27, 2013	December 28, 2012	December 30, 2011
Cost of goods sold (1)	$1,197	$1,263	$1,397
Sales and marketing	474	475	380
Research and development	290	339	325
General and administrative	2,724	2,992	2,257

	4,685	5,069	4,359

Income tax benefit	(810)	(1,171)	(1,046)

Net stock-based compensation expense	$3,875	$3,898	$3,313

(1)	Stock-based compensation expenses capitalized in inventory for fiscal years 2012 and 2013 were considered immaterial. There were no stock-based compensation expenses capitalized in inventory for fiscal year 2011. At the end of fiscal 2012, the Company began including stock compensation as a component of the absorption calculation for inventory.

Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually. Purchased intangible assets are presented at cost, net of accumulated amortization, and are amortized on either a straight-line method or on an accelerated method over their estimated future discounted cash flows. The Company accounts for intangible assets in accordance with ASC 360. The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable, such as when reductions in demand or significant economic slowdowns in the semiconductor industry are present.

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

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Long-lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset group may not be recoverable. The Company assesses the fair value of the assets based on the amount of the undiscounted future cash flows that the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset are less than the carrying value of the asset. If the Company identifies an impairment, the Company reduces the carrying value of the group of assets to comparable market values, when available and appropriate, or to its estimated fair value based on a discounted cash flow approach.

At the end of fiscal years 2013, 2012 and 2011, the Company assessed the useful lives of its long-lived assets, including property, plant and equipment as well as its intangible assets and concluded that no impairment was required.

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (FASB) issued authoritative guidance that will require an unrecognized tax benefit to be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, with certain exceptions. The authoritative guidance becomes effective for the Company in the first quarter of fiscal 2014. The guidance is not expected to have an impact on the Company’s financial position or results of operations.

2. Balance Sheet Information

Inventory consisted of the following (in thousands):

	December 27, 2013	December 28, 2012
Raw materials	$49,515	$47,825
Work in process	19,437	9,994
Finished goods	1,815	2,349

	70,767	60,168
Reserve for excess and obsolete	(6,825)	(6,203)

Net	$63,942	$53,965

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	December 27, 2013	December 28, 2012
Computer equipment and software	$8,280	$8,148
Furniture and fixtures	2,411	1,682
Machinery and equipment	9,249	8,597
Leasehold improvements	10,583	10,092

	30,523	28,519
Accumulated depreciation and amortization	(21,989)	(19,237)

Total	$8,534	$9,282

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

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Fair Market Values
Cash and cash equivalents	$380
Accounts receivable	16,959
Inventories	23,618
Other current assets	381
Property and equipment	1,880
Goodwill	55,918
Purchased intangible assets	22,500

Total assets acquired	121,636
Accounts payable and accrued expenses	(13,807)
Other liabilities	(2,939)

Total liabilities assumed	(16,746)

Purchase price allocated	$104,890

Details of purchased intangible assets with finite lives were as follows as of December 27, 2013 (in thousands):

	Useful Life	Purchased Intangible Assets
	(in years)
Customer relationships	7	$19,000
Trade-name	6	1,900
Intellectual Property/Know-How	7	1,600

Total purchased intangible assets		22,500
Accumulated amortization December 28, 2012		(3,785)

Carrying amount December 28, 2012		18,715
Amortization for year ended December 27, 2013		(5,994)

Carrying amount December 27, 2013		$12,721

An accelerated method of amortization is used for the Tradename and Customer Relationships intangible assets based on the expected pattern of future benefits. For the Intellectual Property Know-how intangible asset a straight-line amortization method is used.

The results of operations of AIT are included in the Company’s consolidated results of operations beginning in the third quarter of fiscal 2012. For the six months ended December 28, 2012, net sales of approximately $63.8 million and net income of approximately $6.8 million attributable to AIT were included in the consolidated results of operations.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following unaudited pro forma consolidated results of operations assume the acquisition was completed as of January 1, 2011. The unaudited pro forma consolidated results of operations for the years ended December 28, 2012 and December 30, 2011 combine the results of Ultra Clean and AIT, as follows:

	2012	2011
	(In thousands, except per share amounts)
Net sales	$470,275	$622,537
Net income	$9,305	$28,234
Basic earnings per share	$0.34	$1.04
Diluted earnings per share	$0.33	$1.01

The unaudited pro forma results above include adjustments related to the purchase price allocation and financing of the acquisition, primarily to increase amortization for the identifiable intangible assets, to increase interest expense for the additional debt incurred to complete the acquisition, to reflect the related income tax effect and to adjust weighted shares issued as part of the acquisition. The pro forma results for the year ended December 30, 2011 include acquisition costs of $2.4 million which are not expected to occur in future quarters. The unaudited pro forma condensed combined financial information was prepared by management for illustrative purposes only and are not necessarily indicative of the consolidated financial position or results of income in future periods or the results that actually would have been realized had Ultra Clean and AIT been a combined company during the specified periods. The unaudited pro forma financial information does not reflect any operating efficiencies and/or cost savings that we may achieve with respect to the combined companies, or any liabilities that may result from integration activities.

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

As part of the Company’s annual testing of goodwill impairment, in the fourth quarter of fiscal 2013 the Company performed the two-step impairment test of AIT’s two reporting units for potential impairment. The Company utilized the discounted cash flow method of the income approach to estimate the fair values of each of the reporting units. The estimates used in the impairment testing were consistent with the discrete forecasts that the Company uses to manage its business, and, additionally, considered the developments that occurred during the eighteen months since the date of the acquisition. Under the discounted cash flow method, cash flows beyond

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

the discrete forecasts were estimated using a terminal growth rate of 4.0%, which is considered to be the long-term earnings growth rate specific to the AIT reporting units. The estimated future cash flows were discounted to present value using a discount rate of 15% that was the value-weighted average of the reporting unit’s estimated cost of equity and debt derived using both known and estimated market metrics, and was adjusted to reflect risk factors that considered both the timing and risks associated with the estimated cash flows. The tax rate used in the discounted cash flow method reflected the international structure currently in place, which is consistent with the market participant perspective. The Company then allocated the fair values of the reporting units to the assets and liabilities of each of the reporting units. Based on the Company’s analyses, the Company concluded that the fair value of the reporting units was greater than their carrying amounts, including goodwill. The estimated fair value for AIT as of December 27, 2013, was $117.1 million, an increase of $12.2 million, or 11.6%, over the estimated fair value of $104.9 million of AIT as of the date of the acquisition. The primary reasons for the increase in fair value as of December 27, 2013 from the date of acquisition are due to changes in the forecasted cost structures of each of the reporting units as a result of workforce and operating-related synergies already in process as well as anticipated in the future. Goodwill allocated to AIT’s reporting unit A was $27.6 million. The percentage of fair value over the carrying value of AIT’s reporting unit A was 28.5% as of December 27, 2013. Goodwill allocated to AIT’s reporting unit B was $28.3 million and the percentage of fair value over the carrying value of reporting unit B was 39.3% as of December 27, 2013.

The fair values for each of the reporting units as of December 27, 2013, were determined to be higher than the fair values assigned to these reporting units at the time of the acquisition. As a result, the Company determined that there was no impairment of goodwill.

Details of aggregate goodwill from inception of the Company through December 27, 2013 are as follows (in $000’s):

	Gross Amount	Accumulated Impairment*	Net Carrying Amount
Year Ended December 27, 2013
Goodwill	$89,961	$(34,043)	$55,918
Year Ended December 28, 2012
Goodwill	$90,705	$(34,043)	$56,662

*	represents goodwill recorded for UCT in 2002 and Sieger Engineering in 2006, which was fully impaired in prior years.

Details of goodwill and other intangible assets were as follows (in $000’s):

	December 27, 2013			December 28, 2012
	Goodwill	Intangible Assets	Total	Goodwill	Intangible Assets	Total
Carrying amount	$55,918	$21,708	$77,626	$56,662	$27,701	$84,364

During the quarter ended June 28, 2013, the Company completed the purchase price allocation for the acquisition of AIT on July 2, 2012. During the six months ended June 28, 2013, the Company reduced its goodwill balance by $0.7 million due to a change in the provisional measurement of acquired inventory and sales and use tax balances.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Purchased Intangible Assets

Intangible assets are generally recorded in connection with a business acquisition. The value assigned to the intangible assets purchased as part of the acquisition of AIT was based on estimates and judgments regarding expectations for the success and life cycle of intellectual property/know-how acquired, tradename recognition and developed customer relationships. The Company evaluates the useful lives of its intangible assets each reporting period to determine whether events and circumstances require revising the remaining period of amortization. In addition, the Company reviews indefinite lived intangible assets for impairment when events or changes in circumstances indicate their carrying value may not be recoverable and tests definite lives intangible assets annually for impairment. Management considers such indicators as significant differences in actual product acceptance from the estimates, changes in the competitive and economic environment, technological advances, and changes in cost structure.

Details of purchased intangible assets were as follows:

	As of December 27, 2013			As of December 28, 2012
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Useful Life (in years)
Customer relationships	$19,000	$(8,764)	$10,236	$19,000	$(3,448)	$15,552	7
Tradename (AIT )	$1,900	$(672)	$1,228	$1,900	$(223)	$1,677	6
Intellectual property know how	$1,600	$(343)	$1,257	$1,600	$(114)	$1,486	7
Tradenames (UCT )	$8,987	—	$8,987	$8,987	—	$8,987	*

	$31,487	$(9,779)	$21,708	$31,487	$(3,785)	$27,702

The Company amortizes its tradename and customer relationships intangible assets using an accelerated method over the estimated economic life of the assets, ranging from 5 to 7 years. The Company amortizes its intellectual property/know-how intangible asset on a straight-line basis with an estimated economic life of seven years. Amortization expense was approximately $6.0 million for the year ended December 27, 2013 and $3.8 for the six months ended December 28, 2012. The Company had no amortization in 2011 and for the first six months of 2012.

As of December 27, 2013, future estimated amortization expense is expected to be as follows:

Amortization Expense
(in $000’s)
2014	$4,884
2015	2,813
2016	2,293
2017	1,386
2018	848
thereafter	497

Total	$12,721

In addition to the AIT tradename intangible of $1.9 million, the Company is also carrying a UCT trade-name intangible asset of $9.0 million as a result of a previous acquisition. The Company concluded that the UCT trade-name intangible asset life is indefinite and is therefore not amortized. The Company tested the UCT

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

trade-name for impairment as of December 27, 2013, using the applied relief-from-royalty method under the income approach and concluded that the trade-name was not impaired.

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

At the Company’s option, borrowings under the Term Loan and Revolving Credit Facility (subject to certain limitations) bear interest at either a base rate or at the London Interbank Offered Rate (“LIBOR”) (with the LIBOR being adjusted for certain Eurocurrency reserve requirements, if any, as described in the Credit Agreement), plus, in each case, an applicable margin based on the Company’s consolidated leverage ratio. All loans described above made on July 3, 2012 were initially base rate loans, carrying interest of 3.75%. As of December 27, 2013, the interest rates on the Term loan and Revolving Credit Facility were 3.67% and 3.75%, respectively. The effective interest rates will be slightly higher due to the incurrence of certain loan-related costs of approximately $1.9 million that are treated as deferred interest and amortized over the life of the loan.

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

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The Company was in compliance with all covenants for the fiscal year 2013.

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

As of December 27, 2013, the outstanding amounts under the Company’s Term Loan and Revolving Credit Facility were $27.5 million and $28.8 million, respectively, which are net of unamortized debt issuance costs of $1.2 million for a total debt balance of $55.1 million. The Company analyzed the Credit Agreement and determined that the outstanding balance of Revolving Credit Facility debt should be classified as short-term due to acceleration clauses in the agreement.

6. Income Taxes

U.S. and foreign components of income (loss) before income taxes were (in thousands):

	Year Ended
	December 27, 2013	December 28, 2012	December 30, 2011
U.S. operations	$(906)	$(5,546)	$4,839
Foreign operations	13,505	12,243	17,601

Total pretax income	$12,599	$6,697	$22,440

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The provision for (benefit from) taxes on income consisted of the following (in thousands):

	Year Ended
	December 27, 2013	December 28, 2012	December 30, 2011
Current:
Federal	$201	$537	$1,503
State	89	139	324
Foreign	1,675	3,608	3,157

Total current	1,965	4,284	4,984

Deferred:
Federal	(252)	(2,141)	(4,257)
State	28	(418)	(2,282)
Foreign	434	(181)	261

Total deferred	210	(2,740)	(6,278)

Total provision (benefit)	$2,175	$1,544	$(1,294)

Significant components of net deferred tax assets and deferred tax liabilities for federal and state income taxes were as follows (in thousands):

	Year Ended
	December 27, 2013	December 28, 2012
Net current deferred tax asset (liability):
Inventory valuation and basis difference	$2,601	$2,236
Other accrued expenses	2,153	804
Undistributed earnings	(400)	—
State taxes	(198)	(119)

	4,156	2,921
Valuation allowance	(85)	(65)

Net current deferred tax asset	4,071	2,856

Net non-current deferred tax asset (liability):
Deferred rent	20	5
Other accrued expenses	3,085	4,755
Depreciation	1,491	1,187
Net operating losses	2,029	2,271
State taxes	(715)	(798)

	5,910	7,420
Valuation allowance	(569)	(786)

Net non-current deferred tax asset	5,341	6,634

Net deferred tax assets	$9,412	$9,490

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The effective tax rate differs from the U.S. federal statutory tax rate as follows:

	Year Ended
	December 27, 2013	December 28, 2012	December 30, 2011
Federal income tax provision at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	0.6%	(2.8)%	0.8%
Effect of foreign operations	(18.7)%	(15.8)%	(11.4)%
Valuation allowance	(1.6)%	6.1%	(29.8)%
Other	3.0%	1.6%	0.6%

Effective Tax Rate	17.3%	23.1%	(5.8)%

The provision for the year ended December 27, 2013, includes a decrease of $0.2 million to the valuation allowance on the deferred tax assets of one of its China subsidiaries as a result of a decrease in deferred tax assets for which there is a full valuation allowance. The provision for the year ended December 28, 2012, includes an increase of $0.4 million to the valuation allowance on the deferred tax assets of one of its China subsidiaries as a result of an increase in deferred tax assets for which there is a full valuation allowance. The provision for the year ended December 30, 2011, includes a partial release of valuation allowance of $6.7 million (see discussion below).

The Company earns a significant amount of our operating income outside the United States, which is deemed to be indefinitely reinvested in foreign jurisdictions. As a result, most of our cash is held by foreign subsidiaries. We currently do not intend nor foresee a need to repatriate these funds to the U.S. We expect existing domestic cash and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If we should require more capital in the U.S. than is generated by our domestic operations, for example to fund significant discretionary activities such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or dilution of our earnings. We have borrowed funds domestically and continue to believe we have the ability to do so at reasonable interest rates. The Company does not provide for U.S. taxes on its undistributed earnings of foreign subsidiaries that it intends to invest indefinitely outside the U.S., unless such taxes are otherwise required under U.S. tax law. In 2013, the Company determined that a portion of the current year and future year earnings of one its China subsidiaries may be remitted in the future to one of its foreign subsidiaries outside of Mainland China and, accordingly, the Company provided for the related withholding taxes in its consolidated financial statements. If the Company changes its intent to reinvest its undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previous anticipated remaining unremitted foreign earnings, the Company could be required to accrue or pay U.S. taxes on some or all of these undistributed earnings. As of December 27, 2013, the Company had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $43.7 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table sumarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Balance as of December 30, 2011	$132
Increases related to prior year tax positions	—
Increases related to current year tax positions	13
Releases due to settlements	(36)

Balance as of December 28, 2012	109
Increases related to prior year tax positions	—
Increases related to current year tax positions	79
Expiration of the statute of limitations for the assessment of taxes	(23)

Balance as of December 27, 2013	$165

The Company’s gross liability for unrecognized tax benefits as of December 27, 2013 and December 28, 2012 was $165,000 and $109,000, respectively. Increases or decreases to interest and penalties on uncertain tax positions are included in income tax provision (benefit) in the Consolidated Statements of Operations. Interest related to uncertain tax positions was $8,000 for the periods ended December 27, 2013 and December 28, 2012, and $10,000 for the period ended December 30, 2011. Although it is possible some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

The determination of the Company’s tax provision is subject to judgments and estimates. The carrying value of the Company’s net deferred tax assets, which is made up primarily of tax deductions, assumes the Company will be able to generate sufficient future income to fully realize these deductions. In determining whether the realization of these deferred tax assets may be impaired, the Company makes judgments with respect to whether the Company is likely to generate sufficient future taxable income to realize these assets. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on the Company’s results of operations and financial position.

As of December 27, 2013, the Company maintained a full valuation allowance on one of its China subsidiaries in the amount of $0.7 million as the Company believes it is more likely than not that the deferred tax asset will not be realized. In order to reverse a valuation allowance, accounting principles generally accepted in the United States of America suggests that the Company review the cumulative income/loss in recent years as well as determine the Company’s ability to generate sufficient future taxable income to realize the Company’s net deferred tax assets. During the fourth quarter of fiscal 2011 the Company reversed all of the valuation allowance related to the Company’s U.S. federal and state deferred tax assets in the amount of $6.7 million as the Company determined that it was more likely than not that it would generate sufficient taxable income to realize its deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company’s 2010 through 2012 federal income tax returns are open to audit through the statute of limitations by the Internal Revenue Service. The Company’s 2009 through 2012 state income tax returns are open to audit by the California Franchise Tax Board. The Company is also subject to examination in various other jurisdictions for various periods. The Company is currently experiencing a tax holiday related to its Singapore subsidiary that will expire for tax years beginning January 2015. The Company’s Singapore subsidiary recorded a net profit of $6.0 million for the year ended December 27, 2013.

On September 13, 2013, the U.S. Treasury Department and the IRS issued final regulations that address costs incurred in acquiring, producing, or improving tangible property (the “tangible property regulations”). The

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

tangible property regulations are generally effective for tax years beginning on or after January 1, 2014, and may be adopted in earlier years. The Company intends to early adopt the tax treatment of expenditures to improve tangible property and the capitalization of inherently facilitative costs to acquire tangible property as of January 1, 2013. Management has reviewed its capitalization methodology and determined that there was no impact to the consolidated financial position or results of operations for fiscal year 2013.

7. Stockholders’ Equity

Stock Repurchase Plan — On July 24, 2008, the Board of Directors approved a stock repurchase program for up to $10.0 million. The Company commenced the repurchase of its common stock on August 4, 2008. The total number of shares repurchased and related cost of the stock repurchase program were 601,994 shares at a cost of $3,337,000, or an average cost of $5.54 per share. The Company did not repurchase stock during any of the fiscal years after 2008.

8. Employee Benefit Plans

Stock Options — On February 20, 2003, the Company adopted the 2003 Stock Incentive Plan (the “2003 Incentive Plan”) which was subsequently amended and restated. The Company has reserved 4,515,239 shares of its common stock for issuance under the 2003 Incentive Plan, as amended and restated. The 2003 Incentive Plan provides for the issuance of options and other stock-based awards. Options are generally granted at fair value at the date of grant as determined by the Board of Directors and have terms up to ten years and generally vest over four years.

The stockholders of the Company approved amendments to the Company’s 2003 Amended and Restated Stock Incentive Plan, which included an increase in shares available for issuance by 1,500,000 and 3,100,000 common shares which are more fully described in the Company’s definitive proxy statements filed on April 23, 2010 and May 27, 2013, respectively. At December 27, 2013, 2,514,997 shares were available for future grants under the 2003 Incentive Plan.

Option activity under the 2003 Incentive Plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)
Outstanding, December 31, 2010	1,982,963	$6.07	5.96	$8,130
Exercised	(269,017)	3.16
Cancelled	(59,255)	6.07

Outstanding, December 30, 2011	1,654,691	$6.54	5.02	$2,776
Exercised	(127,904)	1.28
Cancelled	(12,674)	7.55

Outstanding, December 28, 2012	1,514,113	$6.98	4.02	$1,445
Exercised	(266,296)	2.28
Cancelled	(38,498)	11.76

Outstanding, December 27, 2013	1,209,319	$7.86	2.86	$3,976

Options exercisable and expected to vest, December 27, 2013	1,209,319	$7.86	2.86	$3,976
Options exercisable, December 27, 2013	1,209,173	$7.86	2.86	$3,976

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information with respect to options outstanding and exercisable at December 27, 2013:

Range of Exercise Price	Shares Outstanding	Weighted Average Remaining Average Life (Years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$1.11 – 3.96	272,505	5.30	$2.18	272,505	$2.18
$4.36 – 6.43	12,750	1.26	6.02	12,750	6.02
$6.55 – 6.55	388,323	1.36	6.55	388,323	6.55
$6.61 – 12.38	258,916	2.20	8.61	258,770	8.61
$12.99 – 14.90	276,825	3.25	14.66	276,825	14.66

Grand Total	1,209,319	2.86	$7.86	1,209,173	$7.86

For the fiscal years 2013, 2012 and 2011, the intrinsic value of the Company’s exercised stock options was $1.6 million, $0.7 million and $2.2 million respectively. For the fiscal years 2013, 2012 and 2011, the Company’s vested share recognized expense was $0.3 million, $0.2 million and $0.3 million, respectively. As of December 27, 2013 no unrecognized stock-based compensation cost, related to options remains to be amortized.

Restricted Stock Units and Restricted Stock Awards — In fiscal years 2013, 2012 and 2011, the Company granted 30,000, 30,000 and 37,500 shares, respectively, of common stock to its board members under the 2003 Incentive Plan. Restricted shares vest on the earlier of 1) the next Annual Shareholder Meeting, or 2) 365 days from date of grant. The total unamortized expense of the Company’s unvested restricted stock awards as of December 27, 2013, is approximately $0.1 million. During the first quarter of fiscal year 2008, the Company began granting Restricted Stock Units (RSU’s) to employees as part of the Company’s long term equity compensation plan. These RSU’s are granted to employees with a per share or unit purchase price of zero dollars and either have time based or performance based vesting (PSU’s). RSU’s typically vest over three years, subject to the employee’s continued service with the Company. The expected cost of the grant is recognized over the service period, and is reduced for estimated forfeitures. During the year ended December 27, 2013, the Company approved and granted 611,900 RSU’s to employees with a weighted average grant date fair value of $6.09 per share and 152,750 PSU’s with a weighted average grant date fair value of $6.07 per share. 18.0% of the PSU’s granted in fiscal 2013 were cancelled as some of the performance criteria for vesting was not met. As of December 27, 2013, $4.7 million of unrecognized stock-based compensation cost, net of estimated forfeitures, related to RSU’s remains to be amortized and is expected to be recognized over an estimated period of 1.5 years. The unvested amount is subject to forfeiture, until fully vested. At December 27, 2013, 1,226,930 shares were subject to forfeiture.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the Company’s restricted stock unit and restricted stock award activity thru the year ended December 27, 2013:

	Number of Shares	Aggregate Intrinsic Value (000’s)
Unvested restricted stock units and restricted stock awards at December 30, 2011	1,168,867
Granted	593,350
Vested	(392,720
Forfeited	(56,791

Unvested restricted stock units and restricted stock awards at December 28, 2012	1,312,706	$6,143
Granted	794,650
Vested	(590,104)
Forfeited	(260,322)

Unvested restricted stock units and restricted stock awards at December 27, 2013	1,256,930	$12,632

Vested and expected to vest restricted stock units and restricted stock awards	1,123,068	$11,287

Employee Stock Purchase Plan — In 2004 the Company adopted an Employee Stock Purchase Plan (“ESPP”) and is authorized to issue 555,343 shares of common stock under the ESPP. The ESPP permits employees to purchase common stock at a discount through payroll withholdings at certain specified dates (purchase period) within a defined offering period. The purchase price is 95% of the fair market value of the common stock at the end of the purchase period and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. There were 22,968 shares issued under the ESPP during the year ended December 27, 2013.

Employee Savings and Retirement Plan — The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all employees who meet certain eligibility requirements. Participants could elect to contribute to the 401(k) Plan, on a pre-tax basis, up to 25% of their salary to a maximum of $16,500. The Company may make matching contributions of up to 3% of employee contributions based upon eligibility. The Company made approximately $0.7 million, $0.7 million, and $0.6 million discretionary employer contributions to the 401(k) Plan in the years ended December 27, 2013, December 28, 2012 and December 30, 2011, respectively.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

9. Net Income Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands):

	Year Ended
	December 27, 2013	December 28, 2012	December 30, 2011
Numerator:
Net income	$10,424	$5,153	$23,734
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	28,346	25,698	22,689

Shares used in computation — diluted:
Weighted average common shares outstanding	28,346	25,698	22,689
Dilutive effect of common shares outstanding subject to repurchase	456	244	241
Dilutive effect of options outstanding	235	319	507

Shares used in computing diluted net income per share	29,037	26,261	23,437

Net income per share — basic	$0.37	$0.20	$1.05
Net income per share — diluted	$0.36	$0.20	$1.01

The Company had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income per share, as their effect would have been anti-dilutive. Such outstanding securities consist of the following (in thousands):

	Year Ended
	December 27, 2013	December 28, 2012	December 30, 2011
Outstanding options	1,209	1,514	1,655

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

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth revenue by geographic area (in thousands):

	Year Ended
Sales	December 27, 2013	December 30, 2011	December 30, 2011
United States	$331,351	$313,758	$357,306
China	39,044	24,664	23,564
Singapore	63,817	62,143	52,608
Other Asia	9,754	2,772	12,069
Europe	56	93	7,092

Total	$444,022	$403,430	$452,639

At December 27, 2013 and December 28, 2012, approximately $4.6 million and $4.3 million, respectively, of the Company’s long-lived assets were located in China and Singapore, and the remaining balances were located in the United States.

11. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $53.6 million at December 27, 2013.

The Company also leases properties domestically in Hayward, California, Austin, Texas, Pflugerville, Texas; Chandler, Arizona, and South San Francisco California and internationally in China, Singapore and the Philippines. Chandler, Arizona, and South San Francisco, CA and overseas in China, Singapore and the Philippines. The Company leases certain of its facilities under non-cancelable leases, which expire on various dates through 2022.

As of December 27, 2013, future minimum payments under these operating leases were as follows (in thousands):

Fiscal year
2014	5,129
2015	4,585
2016	3,954
2017	3,369
2018	2,574
Thereafter	6,913

Total minimum lease payments	$26,524

From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of the various legal proceedings and claims individually or in the aggregate cannot be predicted with certainty, the Company has not had a history of outcomes to date that have been material to the statement of operations and does not believe that any of these proceedings or other claims will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 27, 2013. Based upon the evaluation, our management, including our CEO and our CFO, concluded that the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our CEO and CFO, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurring during the fourth quarter of fiscal year 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fourth quarter of fiscal year 2013.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued 1992. The objective of this evaluation was to determine whether the Company’s internal control over financial reporting was effective as of December 27, 2013. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 27, 2013.

The effectiveness of our internal control over financial reporting as of December 27, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ultra Clean Holdings, Inc.

Hayward, California

We have audited the internal control over financial reporting of Ultra Clean Holdings, Inc. and subsidiaries (the “Company”) as of December 27, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 27, 2013 of the Company and our report dated March 12, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 12, 2014

Item 9B.	Other Information

None.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2014 Annual Meeting of Stockholders.

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item concerning directors, including our audit committee financial expert, is incorporated by reference to the section entitled, “Election of Directors” in our Proxy Statement for the 2014 Annual Meeting of Stockholders.

For information with respect to Executive Officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers.”

The information required by this item with respect to Section 16(a) beneficial reporting compliance is incorporated by reference to the section entitled, “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2014 Annual Meeting of Stockholders.

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

The information required by this item regarding the security ownership of certain beneficial owners is incorporated by reference to the sections entitled “Executive Officer Compensation” and “Election of Directors” in our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2014 Annual Meeting of Stockholders.

The table below summarizes our equity plan information as of December 27, 2013:

Plan Category	(a) Number of Securities to be Issued Upon Exercise/Vest of Outstanding Options, Awards Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) (1) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders:	2,559,673	$7.86	2,514,997
Equity compensation plans not approved by security holders	—	—	—
Total	2,559,673	$7.86	2,514,997

(1)

Consists of the Amended and Restated Stock Incentive Plan and, for purposes of column (c), the Employee Stock Purchase Plan. Includes 1,209,319 outstanding stock options and 1,350,354 outstanding restricted stock units. Since restricted stock units do not have an exercise price, they are excluded from the calculations in column (b) of the table above.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Party Transactions” in our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section entitled “Ratification of the Appointment of Our Independent Registered Public Accounting Firm” in our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

1. Financial Statements:

2. Financial statement schedules not listed have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

Exhibit Index

2.1	Agreement and Plan of Merger dated as of October 30, 2002, among Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., Mitsubishi Corporation, Mitsubishi International Corporation and Clean Merger Company(a)

2.2	Agreement and Plan of Merger and Reorganization dated as of June 29, 2006 by and among Sieger Engineering, Inc., Leonid Mezhvinsky, Ultra Clean Holdings, Inc., Bob Acquisition Inc., Pete Acquisition LLC, Leonid and Inna Mezhvinsky as trustees of the Revocable Trust Agreement of Leonid Mezhvinsky and Inna Mezhvinsky dated April 26, Joe and Jenny Chen as trustees of the Joe Chen and Jenny Chen Revocable Trust dated 2002, Victor Mezhvinsky, Victor Mezhvinsky as trustee of the Joshua Mezhvinsky 2004 Irrevocable Trust under Agreement dated June 4, 2004, David Hongyu Wu and Winnie Wei Zhen Wu as trustees of the Chen Minors Irrevocable Trust, Frank Moreman and Leonid Mezhvinsky as Sellers’ Agent(g)

2.3	Agreement and Plan of Merger, dated as of May 18, 2012, among American Integration Technologies, LLC, AIT Holding Company LLC, Ultra Clean Holdings, Inc. and Element Merger Subsidiary, LLC(r)

3.1	Amended and Restated Certificate of Incorporation of Ultra Clean Holdings, Inc.(b)

3.2	Amended and Restated Bylaws of Ultra Clean Holdings, Inc.(i)

4.1	Amended and Restated Registration Rights Agreement dated as of June 29, 2006 among Ultra Clean, FP-Ultra Clean L.L.C. and the Sieger Shareholders(g)

4.2	Lock-Up and Standstill Agreement, dated July 3, 2012, among Ultra Clean Holdings, Inc., AIT Holding Company LLC, HLHZ AIT Holdings, L.L.C. and Houlihan Lokey, Inc.(s)

4.3	Registration Rights Agreement, dated July 3, 2012, among Ultra Clean Holdings, Inc. and AIT Holding Company LLC(s)

4.4	Amendment No. 1 to Registration Rights Agreement dated June 13, 2013 between Ultra Clean Holdings, Inc. and AIT Holding Company LLC(v)

4.5	Specimen Stock Certificate(c)

10.1†	Amended and Reported 2003 Stock Incentive Plan (Amended as of May 22, 2013)(d)

10.2†	Form of Stock Option Agreement(c)

10.3	Credit Agreement, dated as of July 3, 2012, among Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., American Integration Technologies LLC, Ultra Clean Asia Pacific Pte. Ltd., the several lenders from time to time party thereto, Silicon Valley Bank and U.S. Bank National Association(t)

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

10.5	Amendment and Waiver Agreement, dated as of February 15, 2013, among the Company, certain of the Company’s subsidiaries, Silicon Valley Bank and the several other banks and financial institutions or entities party thereto(u)

10.6†	Employee Stock Purchase Plan (Restated as of October 21, 2004)(e)

10.7†	Form of Indemnification Agreement between Ultra Clean Holdings, Inc. and each of its directors and executive officers(b)

10.8†	Form of Award Agreement(c)

10.9†	Severance Policy for Executive Officers (revised) (l)

10.10†	Form of Restricted Stock Unit Award Agreement(j)

10.11†	Separation Agreement dated as of December 31, 2007 between the Company and Leonid Mezhvinsky(k)

10.12†	Change of Control Severance Agreement dated as of July 28, 2008 by and between Ultra Clean Holdings, Inc. and Clarence L. Granger(l)

10.13†	Change of control Severance Agreement dated as of July 21, 2009 by and between Ultra Clean Holdings, Inc. and Kevin C. Eichler(m)

10.14†	Offer Letter between the Company and Gino Addiego dated February 17, 2011(p)

10.56†	Change of Control Severance Agreement dated as of March 1, 2011, by and between Ultra Clean Holdings, Inc. and Gino Addiego(q)

10.16†	Letter of Agreement between the Company and Lavi Lev dated November 18, 2011(w)

21.1	Subsidiaries of Ultra Clean Holdings, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11904), filed January 14, 2004.
(b)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 2, 2004.
(c)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 8, 2004.
(d)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed May 22, 2013.
(e)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2004.
(f)	Not used.
(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 6, 2006.
(h)	Not used.
(i)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed August 3, 2009.
(j)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2007.

(k)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 28, 2008.
(l)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2009.
(m)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended October 2, 2009.
(n)	Not used.
(o)	Not used.
(p)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed March 7, 2011.
(q)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 30, 2012.
(r)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed May 23, 2012.
(s)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 29, 2012.
(t)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 10, 2012.
(u)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed March 22, 2012.
(v)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 29, 2013.
(w)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on Form S-3 (File No. 333-184941), filed June 13, 2013.
†	Denotes management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultra Clean Holdings, Inc.

By:	/S/ CLARENCE L. GRANGER
Clarence L. Granger
Chairman & Chief Executive Officer

Date: March 12, 2014

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

Signature	Title	Date

/S/ CLARENCE L. GRANGER Clarence L. Granger	Chairman & Chief Executive Officer (Principal Executive Officer) and Director	March 12, 2014

/S/ KEVIN C. EICHLER Kevin C. Eichler	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2014

/S/ LEONID MEZHVINSKY Leonid Mezhvinsky	Director	March 12, 2014

/S/ JOHN CHENAULT John Chenault	Director	March 12, 2014

/S/ SUSAN H. BILLAT Susan H. Billat	Director	March 12, 2014

/S/ DAVID T. IBNALE David T. IbnAle	Director	March 12, 2014

Exhibit Index

2.1	Agreement and Plan of Merger dated as of October 30, 2002, among Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., Mitsubishi Corporation, Mitsubishi International Corporation and Clean Merger Company(a)

2.2	Agreement and Plan of Merger and Reorganization dated as of June 29, 2006 by and among Sieger Engineering, Inc., Leonid Mezhvinsky, Ultra Clean Holdings, Inc., Bob Acquisition Inc., Pete Acquisition LLC, Leonid and Inna Mezhvinsky as trustees of the Revocable Trust Agreement of Leonid Mezhvinsky and Inna Mezhvinsky dated April 26, Joe and Jenny Chen as trustees of the Joe Chen and Jenny Chen Revocable Trust dated 2002, Victor Mezhvinsky, Victor Mezhvinsky as trustee of the Joshua Mezhvinsky 2004 Irrevocable Trust under Agreement dated June 4, 2004, David Hongyu Wu and Winnie Wei Zhen Wu as trustees of the Chen Minors Irrevocable Trust, Frank Moreman and Leonid Mezhvinsky as Sellers’ Agent(g)

2.3	Agreement and Plan of Merger, dated as of May 18, 2012, among American Integration Technologies, LLC, AIT Holding Company LLC, Ultra Clean Holdings, Inc. and Element Merger Subsidiary, LLC(r)

3.1	Amended and Restated Certificate of Incorporation of Ultra Clean Holdings, Inc.(b)

3.2	Amended and Restated Bylaws of Ultra Clean Holdings, Inc.(i)

4.1	Amended and Restated Registration Rights Agreement dated as of June 29, 2006 among Ultra Clean, FP-Ultra Clean L.L.C. and the Sieger Shareholders(g)

4.2	Lock-Up and Standstill Agreement, dated July 3, 2012, among Ultra Clean Holdings, Inc., AIT Holding Company LLC, HLHZ AIT Holdings, L.L.C. and Houlihan Lokey, Inc.(s)

4.3	Registration Rights Agreement, dated July 3, 2012, among Ultra Clean Holdings, Inc. and AIT Holding Company LLC(s)

4.4	Amendment No. 1 to Registration Rights Agreement dated June 13, 2013 between Ultra Clean Holdings, Inc. and AIT Holding Company LLC(v)

4.5	Specimen Stock Certificate (c)

10.1†	Amended and Restated 2003 Stock Incentive Plan (Amended as of May 22, 2013)(d)

10.2†	Form of Stock Option Agreement(c)

10.3	Credit Agreement, dated as of July 3, 2012, among Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., American Integration Technologies LLC, Ultra Clean Asia Pacific Pte. Ltd., the several lenders from time to time party thereto, Silicon Valley Bank and U.S. Bank National Association(t)

10.4	Guarantee and Collateral Agreement in favor of Silicon Valley Bank, dated as of July 3, 2012, made by Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., American Integration Technologies LLC, Ultra Clean Asia Pacific Pte. Ltd., UCT Sieger Engineering LLC, Integrated Flow Systems LLC and the other Grantors referred to therein and from time to time party thereto(t)

10.5	Amendment and Waiver Agreement, dated as of February 15, 2013, among the Company, certain of the Company’s subsidiaries, Silicon Valley Bank and the several other banks and financial institutions or entities party thereto(u)

10.6†	Employee Stock Purchase Plan (Restated as of October 21, 2004)(e)

10.7†	Form of Indemnification Agreement between Ultra Clean Holdings, Inc. and each of its directors and executive officers(b)

10.8†	Form of Award Agreement(c)

10.9†	Severance Policy for Executive Officers (revised)(l)

10.10†	Form of Restricted Stock Unit Award Agreement(j)

10.11†	Separation Agreement dated as of December 31, 2007 between the Company and Leonid Mezhvinsky(k)

10.12†	Change of Control Severance Agreement dated as of July 28, 2008 by and between Ultra Clean Holdings, Inc. and Clarence L. Granger(l)

10.13†	Change of control Severance Agreement dated as of July 21, 2009 by and between Ultra Clean Holdings, Inc. and Kevin C. Eichler(m)

10.14†	Offer Letter between the Company and Gino Addiego dated February 17, 2011(p)

10.15†	Change of Control Severance Agreement dated as of March 1, 2011, by and between Ultra Clean Holdings, Inc. and Gino Addiego(q)

10.16†	Letter of Agreement between the Company and Lavi Lev dated November 18, 2011(w)

21.1	Subsidiaries of Ultra Clean Holdings, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11904), filed January 14, 2004.
(b)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 2, 2004.
(c)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-11904), filed March 8, 2004.
(d)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed May 22, 2013.
(e)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2004.
(f)	Not used.
(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 6, 2006.
(h)	Not used.

(i)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed August 3, 2009.
(j)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2007.
(k)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 28, 2008.
(l)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2009.
(m)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended October 2, 2009.
(n)	Not used.
(o)	Not used.
(p)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed March 7, 2011.
(q)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 30, 2012.
(r)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed May 23, 2012.
(s)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 29, 2012.
(t)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 10, 2012.
(u)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed March 22, 2012.
(v)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 29, 2013.
(w)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on Form S-3 (File No. 333-184941), filed June 13, 2013.
†	Denotes management contract or compensatory plan.