Form 10-Q
period 2014-03-28
ULTRA CLEAN HOLDINGS INC
filed 2014-05-05
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2014

or

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

Number of shares outstanding of the issuer’s common stock as of April 24, 2014: 29,442,612

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	March 28, 2014	December 27, 2013
ASSETS
Current assets:
Cash and cash equivalents	$74,289	$60,415
Accounts receivable, net of allowance of $5 and $5, respectively	72,197	67,450
Inventory	67,461	63,942
Deferred tax assets	4,072	4,071
Prepaid expenses and other	4,711	4,581

Total current assets	222,730	200,459

Equipment and leasehold improvements, net	8,167	8,534
Goodwill	55,918	55,918
Purchased intangibles, net	20,487	21,708
Deferred tax assets	5,259	5,341
Other non-current assets	374	583

Total assets	$312,935	$292,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$48,825	$37,705
Accounts payable	55,381	53,962
Accrued compensation and related benefits	5,519	5,730
Deferred rent, current portion	273	262
Other current liabilities	3,122	2,385

Total current liabilities	113,120	100,044

Long-term debt	14,924	17,421
Deferred rent and other liabilities	3,084	3,149

Total liabilities	131,128	120,614

Commitments and contingencies (See Note 7)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 29,342,974 and 28,694,762 shares issued and outstanding, in 2014 and 2013, respectively	29	29
Additional paid-in capital	150,700	147,876
Common shares held in treasury, at cost, 601,944 shares	(3,337)	(3,337)
Retained earnings	34,415	27,361

Total stockholders’ equity	181,807	171,929

Total liabilities and stockholders’ equity	$312,935	$292,543

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three months ended
	March 28, 2014	March 29, 2013
Sales	$144,224	$100,464
Cost of goods sold	120,913	86,641

Gross profit	23,311	13,823

Operating expenses:
Research and development	1,767	1,257
Sales and marketing	2,661	2,319
General and administrative	9,722	9,626

Total operating expenses	14,150	13,202

Income from operations	9,161	621
Interest and other income (expense), net	(629)	(957)

Income (loss) before provision (benefit) for income taxes	8,532	(336)
Income tax provision (benefit)	1,476	(25)

Net income (loss)	$7,056	$(311)

Net income (loss) per share:
Basic	$0.24	$(0.01)
Diluted	$0.24	$(0.01)
Shares used in computing net income (loss) per share:
Basic	28,877	27,978
Diluted	29,918	27,978

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three months ended
	March 28, 2014	March 29, 2013
Cash flows from operating activities:
Net income (loss)	$7,056	$(311)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	747	806
Amortization of finite lived intangibles	1,221	1,499
Amortization of debt issuance costs	122	122
Excess tax benefit from stock-based compensation	(1,404)	(71)
Stock-based compensation	1,019	1,320
Changes in assets and liabilities:
Accounts receivable	(4,747)	599
Inventory	(3,519)	2,794
Prepaids and other	(130)	127
Deferred income taxes	81	—
Other non-current assets	209	4
Accounts payable	1,483	10,993
Accrued compensation and related benefits	(211)	(1,417)
Income taxes payable	1,405	—
Other liabilities	684	(198)

Net cash provided by operating activities	4,016	16,267

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(512)	(245)
Proceeds from sale of equipment	66	—

Net cash used in investing activities	(446)	(245)
Cash flows from financing activities:
Proceeds from revolving credit facility	11,000	14,000
Principal payments on term debt	(2,500)	(19,002)
Excess tax benefit from stock-based compensation	1,404	71
Net settlement of common stock	(1,334)	(507)
Proceeds from issuance of common stock	1,734	48

Net cash provided by (used in) financing activities	10,304	(5,390)
Net increase in cash	13,874	10,632
Cash and cash equivalents at beginning of period	60,415	54,311

Cash and cash equivalents at end of period	$74,289	$64,943

Supplemental items:
Cash paid during the period:

Income taxes paid	$918	$218
Income tax refunds	$1,356	$—
Interest	$564	$726
Non-cash activities:
Fixed asset purchased included in accounts payable	$114	$122

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Significant Accounting Policies

Organization — Ultra Clean Holdings, Inc. (Ultra Clean or the Company) was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Service Inc. Ultra Clean Technology Systems and Service, Inc. was founded in 1991 by Mitsubishi Corporation and was operated as a subsidiary of Mitsubishi until November 2002, when it was acquired by Ultra Clean. Ultra Clean became a publicly traded company in March 2004. In June 2006, the Company completed the acquisition of Sieger Engineering, Inc. to better enhance its position as a subsystem supplier to the semiconductor, research, flat panel, energy and medical equipment industries. Ultra Clean Technology (Shanghai) Co., Ltd and Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. were established in 2005 and 2007, respectively, to facilitate the Company’s operations in China. Ultra Clean Asia Pacific, Pte, Ltd. (Singapore), was established in fiscal year 2008 to facilitate the Company’s operations in Singapore. In July 2012, the Company acquired American Integration Technologies LLC (“AIT”) to immediately add to the Company’s customer base in the semiconductor and medical spaces and to provide additional manufacturing capabilities. The Company operates in one reportable segment. See Note 8 to the Condensed Consolidated Financial Statements.

The Company is a leading developer and supplier of critical subsystems, for Original Equipment Manufacturers (OEMs) primarily in the semiconductor, industrial, flat panel, medical, energy and research industries. The Company develops, designs, prototypes, engineers, manufactures and tests systems and subsystems which are highly specialized and integral to the Company’s customer products.

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

The Company ships a majority of its products to U.S. registered customers with locations both in the U.S. and outside the U.S. In addition to US manufacturing, the Company manufactures products in its Asian facilities to support local and US based customers. The Company conducts its operating activities primarily through its wholly owned subsidiaries: Ultra Clean Technology Systems and Service, Inc., AIT LLC, Ultra Clean Technology (Shanghai) Co., Ltd., Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. and Ultra Clean Asia Pacific, Pte Ltd. (Singapore). The Company’s international sales represented 26.7% and 17.2% of sales for the periods ended March 28, 2014 and March 29, 2013, respectively. See Note 8 to the Company’s Condensed Consolidated Financial Statements for further information about the Company’s geographic areas.

Basis of Presentation — The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). This financial information reflects all adjustments which are, in the opinion of the Company, normal, recurring and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with GAAP, have been condensed or omitted. The Company’s December 27, 2013, balance sheet data was derived from audited financial statements as of that date.

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

Foreign Currency Translation — The Company has reviewed its non-U.S. subsidiaries (of which all of its non-U.S. asset base resides in Asia) that operate in a local currency environment to determine their functional currency by examining how and in what currency each subsidiary generates cash through billings and cash receipts and how and in what currency the subsidiary expends cash through payment of its vendors and payment of its workforce. Also, these subsidiaries’ individual assets and liabilities that are primarily denominated in the local foreign currency are examined for their impact on the Company’s cash flows. All have been determined to have the U.S. dollar as its functional currency. All balance sheet accounts of these local functional currency subsidiaries are translated at the fiscal period-end exchange rate, and income and expense accounts are translated using average rates in effect for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. Foreign currency transaction gains and losses are recorded in interest and other income (expense), net.

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

Significant sales to customers — The Company had significant sales to three customers which accounted for 10% or more of sales for the three months ended March 28, 2014. The Company had significant sales to four customers, each of which accounted for 10% or more of sales for the three months ended March 29, 2013. Sales to each of these customers as a percentage of total sales were as follows:

	Three months ended
	March 28, 2014	March 29, 2013
Lam Research Corporation	34.3%	28.6%
Applied Materials, Inc.	25.3%	36.9%
ASM International	19.4%	12.3%
Intuitive Surgical, Inc.	* %	10.6%

Total	79.0%	88.4%

*Sales to this customer were less than 10% for the three months ended March 28, 2014.

Three customers’ accounts receivable balances: Applied Materials, Inc., Lam Research Corporation and ASM International were individually greater than 10% of accounts receivable and, in the aggregate, represented approximately 76% and 82% of accounts receivable as of March 28, 2014 and December 27, 2013, respectively.

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

The Company’s only financial asset measured at fair value on a recurring basis is an overnight sweep account invested in money market funds with maturities of less than 90 days from purchase and are thus classified as cash and cash equivalents on the Company’s balance sheet. These money market funds had a carrying value and fair value of $10.0 million at March 28, 2014 based on Level 2 inputs. The Company’s financial liabilities measured at fair value are related to the Company’s credit facility. Specifically, the fair value of the Company’s long term debt was based on level 2 inputs and fair value was determined using quoted prices for similar liabilities in inactive markets. The fair value of the Company’s outstanding borrowings under the Company’s revolving credit facility were based on level 2 inputs and fair value was determined using inputs other than quoted prices that are observable, specifically, discounted cash flows of expected payments at current borrowing rates. The Company’s carrying value approximates fair value for the Company’s long term debt and revolving credit facility.

Financial assets and liabilities measured at fair value are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	March 28, 2014		December 27, 2013
	(level 1)	(level 2)	(level 1)	(level 2)
Money market fund deposits (1)	$10,043	—	$13,414	—

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheet. The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

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

The determination of the Company’s tax provision is subject to judgments and estimates. The carrying value of the Company’s net deferred tax assets, which is made up primarily of tax deductions, assumes it will be able to generate sufficient future income to fully realize these deductions. In determining whether the realization of these deferred tax assets may be impaired, the Company makes judgments with respect to whether it is likely to generate sufficient future taxable income to realize these assets. The Company has a valuation allowance on the deferred tax assets of one of its China subsidiaries in the amount of $654,000 as of March 28, 2014 and December 27, 2013, respectively.

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

	Three months ended
	March 28, 2014	March 29, 2013
Beginning balance	$101	$152
Change in reserve	67	(17)
Warranty costs incurred in the current period	(57)	(20)

Ending balance	$111	$115

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

Net Income (Loss) per Share — Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options and restricted stock using the treasury stock method, except when such shares are anti-dilutive (see Note 6 to condensed consolidated financial statements).

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

Stock-Based Compensation Expense

The Company maintains stock-based compensation plans which allow for the issuance of equity-based awards to executives and certain employees. These equity-based awards include stock options, restricted stock awards (“RSA’s”) and restricted stock units (“RSU’s”) which can be either time-based or performance-based. The Company also maintains an employee stock purchase plan that provides for the issuance of shares to all eligible employees of the Company at a discounted price.

Stock-based compensation expense includes compensation costs related to estimated fair values of stock options and awards granted. The estimated fair value of the Company’s equity-based awards, net of expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis over a weighted average period of four years for stock options, three years for restricted stock units and one year for restricted stock awards, and will be adjusted for subsequent changes in estimated forfeitures related to all equity-based awards and performance as it relates to performance-based RSU’s.

The Company applies the fair value recognition provisions based on the FASB’s guidance regarding stock-based compensation. The exercise price of each stock option equals the market price of the Company’s stock on the date of grant. Most options are scheduled to vest over four years and expire no later than ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding certain variables. These variables include the expected term of the awards; the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company estimates the expected term of share-based awards granted based on the Company’s historical option term experience. The Company estimates the volatility of its common stock based upon the Company’s historical stock price volatility over the length of the expected term of the options. The Company bases the risk-free interest rate that it uses in the option valuation model on U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. The Company also considers, each quarter, whether there have been any significant changes in facts and circumstances that would affect its estimated forfeiture rate.

Stock Options

Stock option activity for the three months ended March 28, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 27, 2013	1,209,119	$7.86	2.86	$3,976
Granted	—	—
Exercised	(337,997)	$5.13
Canceled	(1,846)	$13.42

Outstanding at March 28, 2014	869,276	$8.91	2.43	$3,701
Options exercisable and expected to vest at March 28, 2014	869,276	$8.91	2.43	$3,701

There were no options granted by the Company during either of the three month periods ended March 28, 2014 and March 29, 2013.

As of March 28, 2014, there was no unamortized expense as all outstanding options were fully vested.

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

Restricted Stock Units and Restricted Stock Awards

The Company grants Restricted Stock Units to employees and Restricted Stock Awards to non-employee directors as part of the Company’s long term equity compensation plan.

Restricted Stock Units — RSU’s are granted to employees with a per share or unit purchase price of zero dollars and either have time based or performance based vesting. RSU’s typically vest over three years, subject to the employee’s continued service with the Company. For purposes of determining compensation expense related to these RSU’s, the fair value is determined based on the closing market price of the Company’s common stock on the date of award. The expected cost of the grant is reflected over the service period, and is reduced for estimated forfeitures. During the quarter ended March 28, 2014, the Company granted 303,875 RSU’s, with a weighted average fair value of $13.16 per share, and granted 160,625 performance stock units with a weighted average fair value of $13.33 per share. During the three months ended March 28, 2014, 97,028 vested shares were withheld to satisfy withholding tax obligations, resulting in the net issuance of 648,212 shares. As of March 28, 2014, approximately $6.7 million of stock-based compensation cost, net of estimated forfeitures, related to RSU’s remains to be amortized over a weighted average period of two years. As of March 28, 2014, a total of 1,036,665 RSU’s remain outstanding with an aggregate intrinsic value of $13.0 million and a weighted average remaining contractual term of 1.46 years.

Restricted Stock Awards — As of March 28, 2014, a total of 30,000 RSA’s remain outstanding. The total unamortized expense of the Company’s unvested restricted stock awards as of March 28, 2014, was less than $0.1 million.

The following table summarizes the Company’s restricted stock unit and restricted stock award activity for the three months March 28, 2014:

	Number of Shares	Aggregate Intrinsic Value (in thousands)
Unvested restricted stock units and restricted stock awards at December 27, 2013	1,256,930	$12,632
Granted	464,500
Vested	(407,243)
Forfeited	(247,522)

Unvested restricted stock units and restricted stock awards at March 28, 2014	1,066,665	$12,927

Vested and expected to vest restricted stock units and restricted stock awards at March 28, 2014	871,359	$10,866

The following table shows the Company’s stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three months ended
	March 28, 2014	March 29, 2013
Cost of sales (1)	$326	$417
Research and development	71	88
Sales and marketing	132	132
General and administrative	490	683

	1,019	1,320
Income tax benefit	(176)	(223)

Total stock-based compensation expense, net of income tax benefit	$843	$1,097

(1)	Stock-based compensation expenses capitalized in inventory for fiscal quarter March 28, 2014 and March 29, 2013 were considered immaterial.

2. Balance Sheet Information

Inventory is stated at the lower of standard cost or market and consisted of the following (in thousands):

	March 28, 2014	December 27, 2013
Raw materials	$47,298	$49,515
Work in process	21,561	19,437
Finished goods	5,167	1,815

Ending Inventory	74,026	70,767
Reserve for excess and obsolete	(6,565)	(6,825)

Total	$67,461	$63,942

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	March 28, 2014	December 27, 2013
Computer equipment and software	$8,422	$8,280
Furniture and fixtures	2,472	2,411
Machinery and equipment	9,282	9,249
Leasehold improvements	10,669	10,583

	30,845	30,523
Accumulated depreciation and amortization	(22,678)	(21,989)

Total	$8,167	$8,534

3. Goodwill and Purchased Intangible Assets

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

To test goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, the Company then performs the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. Under the two-step goodwill impairment test, the Company would in the first step compare the estimated fair value of each reporting unit to its carrying value. The Company determines the fair value of each of its reporting units based on a weighting of income and market approaches. If the carrying value of a reporting unit exceeds its fair value, the Company would then perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the Company determines that the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company would record an impairment charge equal to the difference.

The evaluation of goodwill and intangible assets for impairment requires the exercise of significant judgment. In the event of future changes in business conditions, the Company will be required to reassess and update its forecasts and estimates used in future impairment analyses. If the results of these future analyses are lower than current estimates, a material impairment charge may result at that time.

Details of goodwill and other intangible assets were as follows (in thousands):

	March 28, 2014			December 27, 2013
	Goodwill	Intangible Assets	Total	Goodwill	Intangible Assets	Total
Carrying amount	$55,918	$20,487	$76,404	$55,918	$21,708	$77,626

Purchased Intangible Assets

Intangible assets are generally recorded in connection with a business acquisition. The Company evaluates the useful lives of its intangible assets each reporting period to determine whether events and circumstances require revising the remaining period of amortization. In addition, the Company reviews indefinite lived intangible assets for impairment when events or changes in circumstances indicate their carrying value may not be recoverable and tests definite lives intangible assets at least annually for impairment. Management considers such indicators as significant differences in product demand from the estimates, changes in the competitive and economic environment, technological advances, and changes in cost structure.

Details of purchased intangible assets were as follows (in thousands):

	As of March 28, 2014			As of December 27, 2013
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Useful Life (in years)
Customer relationships	$19,000	$(9,826)	$9,174	$19,000	$(8,764)	$10,236	7
Tradename (AIT )	$1,900	$(774)	$1,126	$1,900	$(672)	$1,228	6
Intellectual property know-how	$1,600	$(400)	$1,200	$1,600	$(343)	$1,257	7
Tradename (UCT )	$8,987	$—	$8,987	$8,987	$—	$8,987	*

	$31,487	$(11,000)	$20,487	$31,487	$(9,779)	$21,708

The Company amortizes its tradename (AIT) and customer relationships intangible assets using an accelerated method over the estimated economic life of the assets, ranging from 6 to 7 years. The Company amortizes its intellectual property/know-how intangible asset on a straight-line basis with an estimated economic life of seven years. Amortization expense was approximately $1.2 million and $1.5 million for the three months ended March 28, 2014 and March 29, 2013, respectively. Amortization expense is charged to General and Administrative. As of March 28, 2014, future estimated amortization expense is expected to be as follows (in thousands):

Amortization Expense
2014 (remaining in year)	$3,662
2015	2,813
2016	2,293
2017	1,386
2018	848
thereafter	498

Total	$11,500

* In addition to the AIT tradename intangible of $1.9 million, the Company is also carrying a UCT tradename intangible asset of $9.0 million as a result of a previous acquisition. The Company concluded that the UCT tradename intangible asset life is indefinite and is therefore not amortized.

4. Borrowing Arrangements

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

At the Company’s option, borrowings under the Term Loan and Revolving Credit Facility (subject to certain limitations) bear interest at either a base rate or at the London Interbank Offered Rate (“LIBOR”) (with the LIBOR being adjusted for certain Eurocurrency reserve requirements, if any, as described in the Credit Agreement), plus, in each case, an applicable margin based on the Company’s consolidated leverage ratio. All loans described above made on July 3, 2012 were initially base rate loans, carrying interest of 3.75%. As of March 28, 2014, the interest rates on the Term Loan and Revolving Credit Facility were 3.67% and 3.75%, respectively. The effective interest rates will be slightly higher due to the incurrence of certain loan-related costs of approximately $1.9 million that are treated as deferred interest and amortized over the life of the loan.

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

•

minimum consolidated adjusted EBITDA (as defined in the Credit Agreement, as amended), measured over the preceding two quarters, of $6.0 million as of the end of the fourth quarter of 2013, $7.0 million as of the end of the first quarter of 2014 and $8.0 million as of the end of the second quarter of 2014 and each quarter thereafter.

The Company was in compliance with all covenants for the quarter ended March 28, 2014.

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

As of March 28, 2014, the outstanding amounts under the Company’s Term Loan and Revolving Credit Facility were $25.0 million and $39.8 million, respectively, which are net of unamortized debt issuance costs of $1.1 million for a total debt balance of $63.7 million. The Company analyzed the Credit Agreement and determined that the outstanding balance of Revolving Credit Facility debt should be classified as short-term due to acceleration clauses in the agreement.

5. Income Tax

The Company’s income tax provision (benefit) and related effective tax rate for the three month periods ended March 28, 2014 and March 29, 2013, respectively, was $1.5 million and 17.3% and $(25,000) and (7.4)%, respectively. The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results for the three month period ended March 28, 2014 compared to the same period in 2013.

The Company earns a significant amount of its operating income outside the United States, which is deemed to be indefinitely reinvested in foreign jurisdictions. As a result, most of the Company’s cash is held by foreign subsidiaries. The Company currently does not intend nor foresee a need to repatriate these funds to the U.S. The Company expects existing domestic cash and cash flows from operations to continue to be sufficient to fund its domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If the Company should require more capital in the U.S. than is generated by its domestic operations, for example to fund significant discretionary activities such as business acquisitions, the Company could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or dilution of our earnings. The Company has borrowed funds domestically and continues to believe it will have the ability to do so at reasonable interest rates. The Company does not provide for U.S. taxes on its undistributed earnings of foreign subsidiaries that it intends to invest indefinitely outside the U.S., unless such taxes are otherwise required under U.S. tax law. In 2013, the Company determined that a portion of the current year and future year earnings of one its China subsidiaries may be remitted in the future to one of its foreign subsidiaries outside of Mainland China and, accordingly, the Company provided for the related withholding taxes in its condensed consolidated financial statements. If the Company changes its intent to reinvest its undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previous anticipated remaining unremitted foreign earnings, the Company could be required to accrue or pay U.S. taxes on some or all of these undistributed earnings. As of March 28, 2014, the Company had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $47.3 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	Three months ended
	March 28, 2014	March 29, 2013
Balance as of the beginning of period	$165	$109
Increases related to prior year tax positions	10	—

Balance as of the end of period	$175	$109

The Company’s gross liability for unrecognized tax benefits as of March 28, 2014 and December 27, 2013 was $175,000 and $165,000, respectively. Increases or decreases to interest and penalties on uncertain tax positions are included in income tax provision (benefit) in the condensed consolidated statements of operations. Interest related to uncertain tax positions was $1,000 for each of the three months ended March 28, 2014 and March 29, 2013, respectively. Although it is possible some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

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

As of March 28, 2014, the Company maintained a full valuation allowance on one of its China subsidiaries in the amount of $0.7 million as the Company believes it is more likely than not that the deferred tax asset will not be realized. In order to reverse a valuation allowance, accounting principles generally accepted in the United States of America suggest that the Company review the cumulative income/loss in recent years as well as determine the Company’s ability to generate sufficient future taxable income to realize the Company’s net deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company’s 2010 through 2012 federal income tax returns are open to audit through the statute of limitations by the Internal Revenue Service. The Company’s 2009 through 2012 state income tax returns are open to audit by the California Franchise Tax Board. The Company is also subject to examination in various other jurisdictions for various periods. The Company is currently experiencing a tax holiday related to its Singapore subsidiary that will expire for tax years beginning January 2015. The Company’s Singapore subsidiary recorded a net profit of $2.7 million for the three months ended March 28, 2014.

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

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended
	March 28, 2014	March 29, 2013
Numerator:
Net income (loss)	$7,056	$(311)
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	28,877	27,978
Shares used in computation — diluted:
Weighted average common shares outstanding	28,877	27,978
Dilutive effect of common shares outstanding subject to repurchase	664	—
Dilutive effect of options outstanding	377	—

Shares used in computing diluted net income (loss) per share	29,918	27,978
Net income (loss) per share — basic	$0.24	$(0.01)
Net income (loss) per share — diluted	$0.24	$(0.01)

The Company had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive. Such outstanding securities consisted of 288,237 stock options outstanding as of March 28, 2014 and 1,020,222 stock options outstanding as of March 29, 2013.

7. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $40.5 million at March 28, 2014.

The Company leases properties domestically in Hayward, California; Austin, Texas, Pflugerville, Texas; Chandler, Arizona; and South San Francisco, California and internationally in China, Singapore and the Philippines. The Company leases certain of its facilities under non-cancelable leases, which expire on various dates through 2022.

As of March 28, 2014, future minimum payments under these operating leases were as follows (in thousands):

Fiscal Year
2014 (remaining in year)	$3,959
2015	4,635
2016	3,954
2017	3,370
2018	2,574
Thereafter	6,911

Total minimum lease payments	$25,403

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

8. Segment Information

The Company operates in one reportable segment and is engaged in the development, manufacture and supply of critical subsystems for the semiconductor capital equipment, industrial, flat panel, medical, energy and research industries. Multiple operating segments were aggregated into one reportable segment as the nature of the Company’s products and production processes, as well as type of customers and distribution methods, is consistent among all the Company’s products. The Company’s foreign operations are conducted in its wholly-owned subsidiaries in China and Singapore. The Company’s principal markets include North America, Asia and, to a lesser degree, Europe. Sales by geographic area represent sales to unaffiliated customers.

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth revenue by geographic area (in thousands):

	Three months ended
	March 28, 2014	March 29, 2013
United States	$105,805	$83,213
China	17,541	4,752
Singapore	17,619	10,505
Other Asia	3,074	1,994
Europe	185	—

Total	$144,224	$100,464

At March 28, 2014 and March 29, 2013, approximately $3.7 million of the Company’s net long-lived assets were located in Asia, and the remaining balances were located in the United States.

ITEM 2.	Management’s Discussion And Analysis of Financial Condition And Results Of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on March 12, 2014. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, gross margins and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on March 12, 2014. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Ultra Clean Holdings, Inc. (Ultra Clean) was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Service Inc. Ultra Clean Technology Systems and Service, Inc. was founded in 1991 by Mitsubishi Corporation and was operated as a subsidiary of Mitsubishi until November 2002, when it was acquired by Ultra Clean. Ultra Clean became a publicly traded company in March 2004. In June 2006, we completed the acquisition of Sieger Engineering, Inc. to better enhance our position as a subsystem supplier to the semiconductor, industrial, research, flat panel, energy and medical equipment industries. Ultra Clean Technology (Shanghai) Co., Ltd and Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. were established in 2005 and 2007, respectively, to facilitate our operations in China. Ultra Clean Asia Pacific, Pte, Ltd. (Singapore), was established in fiscal year 2008 to facilitate our operations in Singapore. In July 2012, we acquired American Integration Technologies LLC (“AIT”) to immediately add to our customer base in the semiconductor and medical spaces and to provide additional manufacturing capabilities. We operate in one reportable segment.

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

Financial Highlights

Sales for the three months ended March 28, 2014, were $144.2 million, an increase of $43.8 million, or 43.6%, from $100.5 million in the comparable quarter of 2013. Gross profit for the three months ended March 28, 2014 increased $9.5 million, to $23.3 million, or 16.2% of sales, from $13.8 million, or 13.8% of sales, for the three months ended March 29, 2013. Total operating expenses for the three months ended March 28, 2014, were $14.2 million, or 9.8% of sales, compared to $13.2 million, or 13.1% of sales, for the three months ended March 29, 2013. For the three months ended March 28, 2014, we had net income of $7.1 million, compared to net loss of $0.3 million for the three months ended March 29, 2013.

We had significant sales to three customers which accounted for 10% or more of sales for the three months ended March 28, 2014. For a further discussion, see Note 1. Organization and Significant Accounting Policies-Significant Sales to Customers in Notes to Condensed Consolidated Financial Statements above.

Results of Operations

For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in our quarterly report.

	Three months ended
	March 28, 2014	March 29, 2013
Sales	100.0%	100.0%
Cost of goods sold	83.8%	86.2%

Gross profit	16.2%	13.8%

Operating expenses:
Research and development	1.2%	1.3%
Sales and marketing	1.8%	2.3%
General and administrative	6.8%	9.6%

Total operating expenses	9.8%	13.2%

Income from operations	6.4%	0.6%

Interest and other (expense), net	(0.5)%	(1.0)%

Income (loss) before provision (benefit) for income taxes	5.9%	(0.4)%

Income tax provision (benefit)	1.0%	(0.0)%

Net income (loss)	4.9%	(0.4)%

Sales

Sales for the three months ended March 28, 2014, were $144.2 million, an increase of $43.8 million, or 43.6%, from $100.5 million in the comparable quarter of 2013. Sales increased during the three months ended March 28, 2014 when compared to the same period of 2013 due to an increase in semiconductor sales of $37.2 million and an increase in non-semiconductor sales of $6.5 million. The increase in semiconductor sales for the three months ended March 28, 2014 as compared to the same period of 2013 was due primarily to an increase in the volume of products shipped, which is attributable to some recovery in customer demand from 2013 levels. The increase in non-semiconductor sales for the three months ended march 28, 2014 as compared to the same period of 2013 was due primarily to the addition of a new customer. On a geographic basis, sales in the U.S. increased by $28.4 million to $107.4 million, or 74.5% of sales, for the three months ended March 28, 2014 as compared to $78.9 million, or 78.5% of sales for the same period of 2013. Non-U.S. sales increased by $15.3 million to $36.9 million, or 25.6% of sales, for the three months ended March 28, 2014 as compared to $21.5 million, or 21.4% of sales, for the same period of 2013. The shift in sales from the U.S. to non-U.S. geographies is primarily attributable to increased manufacturing in Asia due to the transfer of existing products to our Asian facilities as a result of increased customer demand and new customer opportunities in China and Singapore. We expect sales to decrease modestly in the second quarter of fiscal 2014 as compared to the same period in 2013 due primarily to an anticipated downturn in customer demand in the semiconductor industry.

Gross Profit

Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold. Gross profit for the three months ended March 28, 2014 increased $9.5 million, to $23.3 million, or 16.2% of sales, from $13.8 million, or 13.8% of sales, for the three months ended March 29, 2013. Gross profit for the three months ended March 28, 2014, when compared to the same period in fiscal 2013, increased primarily due to higher sales volume, a sales mix which included higher margin products and certain improvements in operational efficiencies at our manufacturing locations in the U.S., which typically deliver lower margins due to higher labor and overhead costs. We expect gross profit to be lower in the second quarter of 2014, when compared to the same period of fiscal 2014, primarily due to anticipated lower sales in the second quarter of 2014.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the three months ended March 28, 2014, increased $0.5 million, or 40.6%, to $1.8 million, or 1.2% of sales, compared to $1.3 million, or 1.3% of sales in the comparable period in 2013 due to the timing of reassignment of existing resources to research and development activities.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the three months ended March 28, 2014 increased $0.3 million, or 14.7%, to $2.7 million, or 1.8% of sales, compared to $2.3 million, or 2.3% of sales, in the comparable period of 2013. The increase in sales and marketing expense is primarily due to higher salaries and commissions as a result of an increase in headcount and revenues, respectively.

General and Administrative Expense

Our general and administrative expense has historically consisted primarily of salaries and overhead associated with our administrative staff and professional fees. General and administrative expense increased approximately $0.1 million, or 1.0% for the three months ended March 28, 2014, to $9.7 million, or 6.7% of sales, compared with $9.6 million, or 9.6% of sales, in the comparable period of 2013. The increase in absolute dollars when comparing the three months ended March 28, 2014 with the comparable period in 2013 is primarily due to an increase in headcount related costs offset by a decrease in the amortization of finite-lived intangibles associated with the AIT acquisition.

Interest and Other Income (Expense), net

Interest and other income (expense), net, for the three months ended March 28, 2014, was $0.6 million compared to $1.0 million in the comparable period of 2013, primarily due to the decrease in interest expense as a result of the decrease in debt over the twelve months since March 29, 2013.

Income Tax Provision

Our tax expense (benefit) and effective tax rate for the three months ended March 28, 2014 and March 29, 2013 was $1.5 million and 17.3%, and ($25,000) and (7.4)%, respectively. The change in respective rates reflects, primarily, a change in the geographic distribution of our world-wide earnings in foreign jurisdictions with lower tax rates or tax holidays as well as certain discrete tax items in the first quarter of 2014 our which increased our tax expense when compared to the same period in 2013.

In the three months ended March 28, 2014, we determined that a portion of the current year earnings of one of our China subsidiaries will be remitted in the future to one of our foreign subsidiaries outside of Mainland China and, accordingly, we provided for the related foreign withholding taxes in our condensed consolidated financial statements. Accordingly, no provision for U.S. taxes has been provided with respect to these unremitted earnings. If we change our intent to reinvest our undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previously anticipated remaining unremitted foreign earnings, we could be required to accrue or pay U.S. taxes on some or all of these undistributed earnings.

Liquidity and Capital Resources

We have required capital principally to fund our acquisitions and working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of March 28, 2014, we had cash of $74.3 million compared to $60.4 million as of December 27, 2013. Our cash and cash equivalents, as well as cash generated from operations, was our principal source of liquidity as of March 28, 2014.

For the three months ended March 28, 2014, we generated cash from operating activities of $4.0 million compared to $16.3 million for the comparable period of 2013. Operating cash flows generated in the three months ended March 28, 2014, included $1.7 million of non-cash activity comprised of depreciation, amortization of intangibles, stock compensation expense, excess tax benefit from stock compensation and debt issuance costs. Other operating activities included increases in accounts receivable of $4.7 million, inventory of $3.5 million and increases in other liabilities of $2.1 million and accounts payable of $1.5 million. These increases were offset by a decrease in accrued compensation and related benefits of $0.2 million. Our cash flows from operations in any given period are largely driven by the timing of sales, the collection of accounts receivable and the payment of accounts payable.

Net cash used in investing activities for the three months ended March 28, 2014, was $0.5 million for capital expenditures. These investments are driven by the timing of our capital expenditures budget.

Net cash provided by financing activities for the three months ended March 28, 2014, was $10.3 million compared to net cash used $5.4 million for the comparable period of 2013. For the three months ended March 28, 2014, our net cash provided in financing activities was due primarily to additional borrowings of $11.0 million on our revolver, offset by payments of $2.5 million on the term loan under our current credit facility. In addition, we received proceeds of $1.7 million related to the issuance of common stock, our increase of $1.4 million associated with the excess tax benefit from stock based compensation, offset by payments of $1.3 million associated with employees’ taxes paid upon vesting of restricted stock units.

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

Borrowing Arrangements

On July 3, 2012, in connection with our acquisition of AIT and the refinancing of our prior credit facility, we entered into a credit agreement (the “Credit Agreement”) by and among us, certain of our subsidiaries, Silicon Valley Bank, U.S. Bank National Association and HSBC Bank (collectively, the “Lenders”). The Credit Agreement provides for a term loan in an aggregate principal amount of $40.0 million (the “Term Loan”) and a revolving credit facility in an aggregate principal amount of $40.0 million (the “Revolving Credit Facility”), a letter of credit facility in the aggregate availability amount of $15.0 million (as a sublimit of such Revolving Credit Facility) (the “L/C Facility”) and a swing line sub-facility in the aggregate availability amount of $4.0 million (as a sublimit of the Revolving Credit Facility) (together with the Term Loan, the Revolving Credit Facility and the L/C Facility, the “Credit Facility”). On July 3, 2012, we borrowed an aggregate of $40.0 million under the Term Loan and approximately $39.8 million under the Revolving Credit Facility. The borrowed funds were used at the closing of our acquisition of AIT to finance the acquisition and repay the outstanding balance of $3.7 million to Silicon Valley Bank as lender under our prior credit facility. The prior credit facility was terminated in connection with this transaction.

The Credit Facility must be repaid in consecutive quarterly installments of $2.5 million, with the first payment made on September 30, 2012, and with the balance of the then-outstanding principal amount due at the final maturity, which is July 3, 2016. The Revolving Credit Facility is available for the four-year period beginning on July 3, 2012. The Credit Agreement includes customary representations, warranties, covenants and events of default. We and certain of our subsidiaries have agreed to secure all of our obligations under the Credit Agreement by granting a first priority lien in substantially all of our respective personal property assets of these entities (subject to certain exceptions and limitations).

At our option, borrowings under the Term Loan and Revolving Credit Facility (subject to certain limitations) bear interest at either a base rate or at the London Interbank Offered Rate (“LIBOR”) (with the LIBOR being adjusted for certain Eurocurrency reserve requirements, if any, as described in the Credit Agreement), plus, in each case, an applicable margin based on our consolidated leverage ratio. All loans described above made on July 3, 2012 were initially base rate loans, carrying interest of 3.75%. As of March 28, 2014, the interest rates on the Term loan and Revolving Credit Facility were 3.67% and 3.75%, respectively. The effective interest rates will be slightly higher due to the incurrence of certain loan-related costs of approximately $1.9 million that are treated as deferred interest and amortized over the life of the loan.

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

•

minimum consolidated adjusted EBITDA (as defined in the Credit Agreement, as amended), measured over the preceding two quarters, of $6.0 million as of the end of the fourth quarter of 2013, $7.0 million as of the end of the first quarter of 2014 and $8.0 million as of the end of the second quarter of 2014 and each quarter thereafter.

We were in compliance with all covenants for the quarter ended March 28, 2014.

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

As of March 28, 2014, the outstanding amounts under our Term Loan and Revolving Credit Facility were $25.0 million and $39.8 million, respectively, which are net of unamortized debt issuance costs of $1.1 million for a total debt balance of $63.7 million. We analyzed the Credit Agreement and determined that the outstanding balance of Revolving Credit Facility debt should be classified as short-term due to acceleration clauses in the agreement.

Capital Expenditures

Capital expenditures were $0.5 million in the three months ended March 28, 2014. The Company’s anticipated capital expenditures for the remainder of 2014 are anticipated to be financed through cash from operations.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relations with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Other than operating leases for certain equipment and real estate and purchase order commitments primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the arrangements described under “Borrowing Arrangements” above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of March 28, 2014 (in thousands):

	Remainder of 2014	2015	2016	2017	2018	Thereafter	Total
Operating leases (1)	$3,959	$4,635	$3,954	$3,370	$2,574	$6,911	$25,403
Borrowing Arrangement (2)	47,344	10,000	7,500	—	—	—	64,844
Purchase order commitments	40,526	—	—	—	—	—	40,526

Total	$91,829	$14,635	$11,454	$3,370	$2,574	$6,911	$130,773

(1)	Operating lease obligations reflects (a) the lease for our headquarters facility in Hayward, California that expires in 2022; (b) the leases for manufacturing facilities in South San Francisco that expire in 2018; (c) the leases for manufacturing facilities in China, Singapore and the Philippines that expire in 2014 thru 2016; (d) the leases for manufacturing facilities in Austin, Texas that expire in 2016; (d) the leases for manufacturing facilities in Chandler, Arizona that expire in 2015 through 2017; and (e) the leases for manufacturing facilities in Pflugerville, Texas that expire in 2018. We have options to renew certain of the leases in South San Francisco, Hayward and Austin which we expect to exercise.
(2)	Amounts reflect obligations under our Credit Facility net of $1.1 million of unamortized debt issuance costs, under which $25.0 million is outstanding under the Term Loan and approximately $39.8 million is outstanding under the Revolving Credit Facility as of March 28, 2014. The Term Loan must be repaid in consecutive quarterly installments of $2.5 million and with the balance of the outstanding principal amount of the Term Loan due at the final maturity, which is July 3, 2016. The Revolving Credit Facility is available for the four-year period beginning on July 3, 2012; however, we analyzed the Credit Agreement and determined that the outstanding balance of the Revolving Credit Facility should be classified as short-term due to the acceleration clauses in the agreement. Accordingly, all amounts due under the Revolving Credit Facility are reflected in the 2014 column. See Note 4. Borrowing Arrangements in Notes to Consolidated Financial Statements below.

Critical Accounting Policies, Significant Judgments and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure at the date of our consolidated financial statements. On an on-going basis, we evaluate our estimates and judgments, including those related to sales, inventories, goodwill and intangible assets, stock compensation and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We consider certain accounting policies related to revenue recognition, inventory valuation, accounting for income taxes, business combinations, valuation of intangible assets and goodwill, and equity incentives to employees to be critical policies due to the estimates and judgments involved in each.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Chinese authorities have relaxed controls of China’s currency, the Renminbi, over the past couple of years and allowed the currency to strengthen against other world currencies, including the U.S. dollar. We continue to monitor any potential impact of the appreciation of the Renminbi on our operations in China as well as globally. Changes in the value of the Renminbi did not have a material impact on our results of operations for any period presented in this Form 10-Q.

Interest Rates

Our interest rate risk relates primarily to our debt which totals $63.7 million, net of debt issuance costs of $1.1 million, as of March 28, 2014, and carries interest rates pegged to either the prime rate or LIBOR. An immediate increase in interest rates of 100 basis points would increase our interest expense by approximately $0.2 million per quarter. This would be partially offset by increased interest income on our invested cash. Conversely, an immediate decline of 100 basis points in interest rates would decrease our interest expense by approximately $0.2 million per quarter. This would be partially offset by decreased interest income on our invested cash.

ITEM 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon our evaluation, we concluded that our disclosure controls and procedures were effective as of March 28, 2014.

As required by Rule 13a-15(d), management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on our evaluation, we concluded that there has been no change during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and operating results depend in significant part upon capital expenditures by manufacturers in the semiconductor capital equipment, industrial, flat panel, medical, energy and research industries, which in turn depend upon the current and anticipated market demand for such products. Historically, the industries we serve (in particular the semiconductor industry) have been highly cyclical, with recurring periods of over-supply of products that have had a severe negative effect on the demand for capital equipment used to manufacture such products. We have experienced and anticipate that we will continue to experience significant fluctuations in customer orders for our products through such cycles. Slowdowns in the industries we serve have had, and future slowdowns may also have, a material adverse effect on our operating results. During periods of decreasing demand for our products, we must be able to appropriately align our cost structure with prevailing market conditions, effectively manage our supply chain and motivate and retain employees. During periods of increased demand, we must increase manufacturing capacity and inventory to meet customer demands, effectively manage our supply chain and attract, retain and motivate a sufficient number of employees. If the industries we serve experience downturns, or if we are not able to timely and appropriately adapt to the changes in our business environment, our results of operations will be harmed. Also, the cyclical and volatile nature of the industries we serve make future revenues, results of operations and net cash flows difficult to estimate.

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

A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. As a group, significant customers comprising 10% or greater of our sales accounted for 79.0% of our sales for the three months ended March 28, 2014, and we expect that our sales will continue to be concentrated among a small number of customers. In addition, our customer contracts generally do not require customers to place any orders. Accordingly, the success of our business depends on OEMs continuing to outsource the manufacturing of critical subsystems to us. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers, whether due to their decision to not continue to outsource all or a portion of their critical subsystems for their capital equipment, their giving market share to our competitors or otherwise. We have in the past lost business from customers who have taken the manufacturing of our products in-house or given market share to our competitors. For example, we terminated our manufacturing services to FEI Company at the beginning of our second quarter of fiscal 2012. In addition, we announced in the third quarter of fiscal 2012 that one of our larger semiconductor equipment customers had decided to in-source a portion of their gas panel business. If we are unable to replace revenue from customers who determine to take subsystem assembly in-house or give market share to our competitors, such events could have a material adverse impact on our financial position and results of operation.

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

We have significant outstanding indebtedness. On July 3, 2012, we refinanced our prior credit facility and entered into our current credit agreement with Silicon Valley Bank, U.S. Bank National Association and HSBC Bank. The current credit agreement provides for a term loan in an aggregate principal amount of $40.0 million and a revolving credit facility in an aggregate principal amount of $40.0 million. On July 3, 2012, we borrowed $40.0 million under the term loan and $39.8 million under the revolving credit facility to finance our acquisition of AIT and repay Silicon Valley Bank as lender under our prior credit facility. As of March 28, 2014, the long-term portion of our outstanding indebtedness, net of debt issuance costs, under our credit facility was $14.9 million, and the short-term portion was $48.8 million.

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

We made capital expenditures of approximately $0.5 million during the three months ended March 28, 2014 and $3.0 million in fiscal 2013 related to our manufacturing facilities in the United States, China and Singapore. In addition, we paid approximately $75.3 million in cash and issued 4.5 million shares of our common stock valued at $29.6 million for a total purchase price of $104.9 million in connection with our acquisition of AIT. The cash portion of the merger consideration was financed through the credit facility described above. The amount of our future capital requirements or strategic acquisitions will depend on many factors, including:

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

We had $74.3 million in cash and cash equivalents and no borrowings available under our Revolving Credit Facility as of March 28, 2014. In addition, as of March 28, 2014, $52.9 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations or to fund capital expenditures or other strategic acquisitions in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

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

We generated approximately 25.6% and 28.5% of our sales in international markets for the three months ended March 28, 2014 and fiscal 2013, respectively. Depending on market conditions, we intend to expand our operations in Asia, principally in China and Singapore. In addition, through our acquisition of AIT, we acquired a manufacturing facility in Cebu, Philippines. The gross carrying amount of our fixed assets in Asia was $14.1 million as of March 28, 2014.

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

We had $55.9 million of goodwill recorded on our consolidated balance sheet as of March 28, 2014. Goodwill represents the excess of cost over the fair market value of net tangible and finite lived, identifiable intangible assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. During the fourth quarter of each year, we perform an annual review of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our financial results and net worth could be materially adversely affected.

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

Our business is particularly dependent on expertise which only a limited number of engineers possess. The loss of any of our key employees and officers, including our Chief Executive Officer, our Chief Financial Officer, any of our Senior Vice Presidents or any of the senior managers of AIT, or the failure to attract and retain new qualified employees, could adversely affect our business, operating results and financial condition. Further, in March 2014, Gino Addigo, our President and Chief Operating Officer, resigned. If we are unable to transition Mr. Addiego’s role and responsibilities to one or more qualified individuals, our business, financial results and financial position could be materially adversely affected.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us and our independent registered public accounting firm to evaluate and report on our internal control over financial reporting. The process of designing, implementing, maintaining and updating our internal controls and complying with Section 404 is expensive and time consuming, and requires significant attention from management and company resources. For example, beginning as of the fiscal year ended December 27, 2013, we and our independent registered public accounting firm were required to evaluate and report on AIT’s internal controls. Integrating AIT’s internal control framework into the Company and upgrading AIT’s controls to comply with the Sarbanes-Oxley Act has required substantial resources, and we cannot assure you that we will be able to successfully or effectively maintain adequate controls over our financial processes at AIT or for our consolidated business. In addition, even though we have concluded, and our independent registered public accounting firm has concurred, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 27, 2013, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements, and our internal control may not be effective as of future periods. Failure to maintain existing or implement new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements have required us to perform due diligence efforts in 2013 with further due diligence efforts in 2014. Disclosure will be required beginning in May 2014. There will be costs associated with complying with these disclosure requirements to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

A sale of a substantial number of shares of our common stock by the former owner of AIT may cause the price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market could harm the market price of our common stock. We issued 4.5 million shares of our common stock in connection with our acquisition of AIT, representing approximately 16% of our total common shares outstanding immediately following the completion of the merger. Although we entered into a lock-up and standstill agreement with AIT’s former owner, AIT Holding Company, LLC, and certain of its affiliates, which limited sales of the shares, the lock-up period has expired under such agreement and there are no further contractual transfer restrictions on the shares. The shares issued in connection with the merger are thus available for resale in the public market, and such sales could significantly decrease the market price of our common stock. As of March 28, 2014, AIT Holding Company, LLC held approximately 7.5% of our common stock.

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

(a) Exhibits

The following exhibits are filed with this current Report on Form 10-Q for the quarter ended March 28, 2014:

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

Date: May 5, 2014

	By:	/S/ CLARENCE L. GRANGER
	Name:	Clarence L. Granger
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer and duly authorized signatory)

Date: May 5, 2014

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