Form 10-Q
period 2014-06-27
ULTRA CLEAN HOLDINGS INC
filed 2014-08-04
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2014

or

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

Number of shares outstanding of the issuer’s common stock as of July 25, 2014: 29,514,196

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	June 27, 2014	December 27, 2013
ASSETS
Current assets:
Cash and cash equivalents	$69,365	$60,415
Accounts receivable, net of allowance of $46 and $5, respectively	67,947	67,450
Inventory	67,060	63,942
Deferred tax assets	4,072	4,071
Prepaid expenses and other	6,259	4,581

Total current assets	214,703	200,459

Equipment and leasehold improvements, net	8,207	8,534
Goodwill	55,918	55,918
Purchased intangibles, net	19,266	21,708
Deferred tax assets	5,356	5,341
Other non-current assets	377	583

Total assets	$303,827	$292,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$43,857	$37,705
Accounts payable	45,525	53,962
Accrued compensation and related benefits	6,902	5,730
Deferred rent, current portion	281	262
Other current liabilities	3,118	2,385

Total current liabilities	99,683	100,044

Long-term debt	12,013	17,421
Deferred rent and other liabilities	2,999	3,149

Total liabilities	114,695	120,614

Commitments and contingencies (See Note 7)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 29,511,366 and 28,694,762 shares issued and outstanding, in 2014 and 2013, respectively	30	29
Additional paid-in capital	151,990	147,876
Common shares held in treasury, at cost, 601,944 shares in 2014 and 2013, respectively	(3,337)	(3,337)
Retained earnings	40,449	27,361

Total stockholders’ equity	189,132	171,929

Total liabilities and stockholders’ equity	$303,827	$292,543

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three months ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Sales	$132,677	$110,107	$276,901	$210,571
Cost of goods sold	111,525	94,004	232,438	180,645

Gross profit	21,152	16,103	44,463	29,926

Operating expenses:
Research and development	1,798	1,489	3,565	2,746
Sales and marketing	2,592	2,465	5,254	4,784
General and administrative	8,703	8,522	18,424	18,148

Total operating expenses	13,093	12,476	27,243	25,678

Income from operations	8,059	3,627	17,220	4,248

Interest and other income (expense), net	(452)	(730)	(1,081)	(1,687)

Income before provision for income taxes	7,607	2,897	16,139	2,561
Income tax provision	1,575	581	3,051	556

Net income	$6,032	$2,316	$13,088	$2,005

Net income per share:
Basic	$0.20	$0.08	$0.45	$0.07
Diluted	$0.20	$0.08	$0.44	$0.07
Shares used in computing net income per share:
Basic	29,438	28,370	29,157	28,172
Diluted	29,882	28,757	29,905	28,750

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six months ended
	June 27, 2014	June 28, 2013
Cash flows from operating activities:
Net income	$13,088	$2,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,496	1,539
Amortization of finite lived intangibles	2,442	2,940
Amortization of debt issuance costs	244	243
Excess tax benefit from stock-based compensation	(1,613)	(101)
Stock-based compensation	2,012	2,320
Changes in assets and liabilities:
Accounts receivable	(497)	3,004
Inventory	(3,118)	6,138
Prepaid expenses and other	(1,678)	(69)
Deferred income taxes	(16)	1,028
Other non-current assets	206	(108)
Accounts payable	(8,336)	6,543
Accrued compensation and related benefits	1,172	437
Income taxes payable	1,614	(703)
Other liabilities	602	268

Net cash provided by operating activities	7,618	25,484

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,413)	(710)
Disposal of equipment and leasehold improvements	143	—

Net cash used in investing activities	(1,270)	(710)

Cash flows from financing activities:
Proceeds from revolving credit facility	29,000	28,000
Principal payments on revolving credit facility	(23,500)	(28,000)
Principal payments on term debt	(5,000)	(7,500)
Excess tax benefit from stock-based compensation	1,613	101
Net settlement of common stock	(1,357)	(507)
Proceeds from issuance of common stock	1,846	154

Net cash provided by (used in) financing activities	2,602	(7,752)

Net increase in cash	$8,950	$17,022
Cash and cash equivalents at beginning of period	60,415	54,311

Cash and cash equivalents at end of period	$69,365	$71,333

Supplemental items:
Cash paid during the period:
Income taxes paid	$2,148	$657
Income tax refunds	$1,356	$22
Interest	$1,124	$1,147
Non-cash activities:
Fixed asset purchased included in accounts payable	$79	$54

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Significant Accounting Policies

Organization — Ultra Clean Holdings, Inc. (Ultra Clean or the Company) was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Service Inc. Ultra Clean Technology Systems and Service, Inc. was founded in 1991 by Mitsubishi Corporation and was operated as a subsidiary of Mitsubishi until November 2002, when it was acquired by Ultra Clean. Ultra Clean became a publicly traded company in March 2004. In June 2006, the Company completed the acquisition of Sieger Engineering, Inc. to better enhance its position as a subsystem supplier to the semiconductor, research, flat panel, energy and medical equipment industries. Ultra Clean Technology (Shanghai) Co., Ltd and Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. were established in 2005 and 2007, respectively, to facilitate the Company’s operations in China. Ultra Clean Asia Pacific, Pte, Ltd. (Singapore) was established in fiscal year 2008 to facilitate the Company’s operations in Singapore. In July 2012, the Company acquired American Integration Technologies LLC (“AIT”) primarily to provide additional manufacturing capabilities and expertise while adding to the Company’s existing customer base in the semiconductor and medical markets. The Company operates in one reportable segment. See Note 8 to the Condensed Consolidated Financial Statements.

The Company is a leading developer and supplier of critical subsystems for Original Equipment Manufacturers (OEMs) primarily in the semiconductor, industrial, flat panel, medical, energy/research and consumer industries. The Company develops, designs, prototypes, engineers, manufactures and tests systems and subsystems which are highly specialized and integral to the Company’s customer products.

The Company provides its customers with complete solutions that combine its expertise in design, testing, component characterization and highly flexible global manufacturing operations with excellence in quality control and financial stability. The Company’s global presence and supply chain management helps the Company to drive down total manufacturing costs, reduce design-to-delivery cycle times and maintain high quality standards for the Company’s customers. The Company believes that these characteristics provide global solutions for the Company’s customers’ growing product demands.

The Company ships a majority of its products to U.S. registered customers with locations both in the U.S. and outside the U.S. In addition to US manufacturing, the Company manufactures products in its Asian facilities to support local and U.S. based customers. The Company conducts its operating activities primarily through its wholly owned subsidiaries: Ultra Clean Technology Systems and Service, Inc., AIT LLC, Ultra Clean Technology (Shanghai) Co., Ltd., Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. and Ultra Clean Asia Pacific, Pte Ltd. (Singapore). The Company’s international sales represented 32.8% and 29.6% for the three months ended June 27, 2014 and June 28, 2013, respectively, and 29.0% and 25.7% of sales for the six months ended June 27, 2014 and June 28, 2013, respectively, related to product shipped from our international locations. See Note 8 to the Company’s Condensed Consolidated Financial Statements for further information about the Company’s geographic areas.

Basis of Presentation — The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). This financial information reflects all adjustments which are, in the opinion of the Company, normal, recurring and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with GAAP, have been condensed or omitted. The Company’s December 27, 2013, balance sheet data were derived from audited financial statements as of that date.

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

Certain Significant Risks and Uncertainties — The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, any of the following areas could have a negative effect on the Company in terms of its future financial position, results of operations or cash flows: the general state of the U.S. and world economies, the highly cyclical nature of the industries the Company serves; the loss of any customers within the Company’s small customer base; ability to obtain additional financing; inability to meet certain debt covenants; failure to successfully integrate completed acquisitions; ineffectiveness in pursuing acquisition opportunities; regulatory changes; fundamental changes in the technology underlying semiconductor, flat panel, solar and medical device manufacturing processes or manufacturing equipment; the hiring, training and retention of key employees; successful and timely completion of product design efforts; and new product design introductions by competitors.

Concentration of Credit Risk — Financial instruments which subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company sells its products primarily to semiconductor capital equipment manufacturers in the United States. The Company continually performs credit evaluations of its customers’ financial condition and, if necessary, may require collateral from its customers.

Significant sales to customers — The Company’s most significant customers (having accounted for 10% or more of sales) and their related sales as a percentage of total sales were as follows:

	Three months ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Customer A	19.4%	29.9%	22.5%	33.2%
Customer B	34.9%	33.2%	34.6%	31.0%
Customer C	17.1%	17.1%	18.3%	14.8%
Customer D	11.1%	*	*	*

Total	82.5%	80.2%	75.4%	79.0%

*not 10% or greater

Three customers’ accounts receivable balances: Applied Materials, Inc., Lam Research Corporation and ASM International- were individually greater than 10% of accounts receivable as of June 27, 2014, and, in the aggregate, represented approximately 75% of accounts receivable. Three customers’ accounts receivable balances- Applied Materials, Inc., Lam Research Corporation and ASM International- were individually greater than 10% of accounts receivable as of December 27, 2013 and, in the aggregate, represented approximately 82% of accounts receivable.

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

The Company’s only financial asset measured at fair value on a recurring basis is an overnight sweep account invested in money market funds with maturities of less than 90 days from purchase and is thus classified as cash and cash equivalents on the Company’s balance sheet. These money market funds had a carrying value and fair value of $11.5 million at June 27, 2014 based on Level 1 inputs. The fair value of the Company’s long term debt was based on level 2 inputs and fair value was determined using quoted prices for similar liabilities in inactive markets. The fair value of the Company’s outstanding borrowings under the Company’s revolving credit facility was based on level 2 inputs and fair value was determined using inputs other than quoted prices that are observable, specifically, discounted cash flows of expected payments at current borrowing rates. The Company’s carrying value approximates fair value for the Company’s long term debt and revolving credit facility.

Financial assets and liabilities measured at fair value are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	June 27, 2014		December 27, 2013
	(level 1)	(level 2)	(level 1)	(level 2)
Money market fund deposits (1)	$11,512	$—	$13,414	$—

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheet. The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

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

The determination of the Company’s tax provision is subject to judgments and estimates. The carrying value of the Company’s net deferred tax assets, which is made up primarily of tax deductions, assumes it will be able to generate sufficient future income to fully realize these deductions. In determining whether the realization of these deferred tax assets may be impaired, the Company makes judgments with respect to whether it is likely to generate sufficient future taxable income to realize these assets. The Company had a valuation allowance on the deferred tax assets of one of its China subsidiaries in the amount of $654,000 for each period ended as of June 27, 2014 and December 28, 2013.

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

Product Warranty — The Company provides warranties on its products for a period of up to two years and provides for warranty costs at the time of sale based on historical activity. The determination of such provisions requires the Company to make estimates of product return rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from these estimates, adjustments to cost of sales may be required in future periods. Components of the reserve for warranty costs consisted of the following (in thousands):

	Six months ended
	June 27, 2014	June 28, 2013
Beginning balance	$101	$152
Change in reserve	100	30
Warranty costs incurred in the current period	(74)	(77)

Ending balance	$127	$105

Revenue Recognition — Product revenue is generally recorded upon shipment. In arrangements which specify title transfer upon delivery, revenue is not recognized until the product is delivered. The Company recognizes revenue when persuasive evidence of an arrangement exists, shipment has occurred, price is fixed or determinable and collectability is reasonably assured. If the Company has not substantially completed a product or fulfilled the terms of a sales agreement at the time of shipment, revenue recognition is deferred until fulfillment. The Company’s standard arrangement for its customers includes a signed purchase order or contract, no right of return of delivered products and no customer acceptance provisions. The Company assesses collectability based on the credit worthiness of the customer and past transaction history. The Company continually performs credit evaluations of its customers and, if necessary, may require collateral from its customers.

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

Business Combinations — The Company recognizes assets acquired (including goodwill and identifiable intangible assets) and liabilities assumed at fair value on the acquisition date. Subsequent changes to the fair value of such assets acquired and liabilities assumed are recognized in earnings, after the expiration of the measurement period, a period not to exceed 12 months from the acquisition date. Acquisition-related expenses and acquisition-related restructuring costs are recognized in earnings in the period in which they are incurred.

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

Stock Options

Stock option activity for the six months ended June 27, 2014:

	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 27, 2013	1,209,319	$7.86	2.86	$3,976
Granted	—	—
Exercised	(338,609)	$5.12
Canceled	(7,271)	$14.08

Outstanding at June 27, 2014	863,439	$8.88	2.19	$1,413

Options exercisable at June 27, 2014	863,439	$8.88	2.19	$1,413

There were no options granted by the Company during either of the six month periods ended June 27, 2014 and June 28, 2013. As of June 27, 2014, there was no unamortized expense as all outstanding options were fully vested.

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

During the quarter ended March 28, 2014, the Company granted 303,875 RSU’s, with a weighted average fair value of $13.16 per share, and granted 160,625 performance stock units with a weighted average fair value of $13.33 per share. During the quarter ended June 27, 2014, the Company granted 188,275 RSU’s, with a weighted average fair value of $9.48 per share.

During the six months ended June 27, 2014, a total of 98,870 vested shares were withheld to satisfy withholding tax obligations, resulting in a net issuance of 816,604 shares. As of June 27, 2014, approximately $6.4 million of stock-based compensation cost, net of estimated forfeitures, related to RSU’s remains to be amortized over a weighted average period of two years. As of June 27, 2014, a total of 1,025,298 RSU’s remain outstanding with an aggregate intrinsic value of $9.0 million and a weighted average remaining contractual term of 1.4 years.

Restricted Stock Awards — As of June 27, 2014, a total of 47,000 RSA’s remain outstanding. The total unamortized expense of the Company’s unvested restricted stock awards as of June 27, 2014, was $0.3 million.

The following table summarizes the Company’s restricted stock unit and restricted stock award activity for the six months June 27, 2014:

	Shares	Aggregate Intrinsic Value (in thousands)
Unvested restricted stock units and restricted stock awards at December 27, 2013	1,256,930	$12,632
Granted	699,775
Vested	(543,298)
Forfeited	(341,109)

Unvested restricted stock units and restricted stock awards at June 27, 2014	1,072,298	$8,910

Vested and expected to vest restricted stock units and restricted stock awards at June 27, 2014	822,909	$7,151

The following table shows the Company’s stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three months ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Cost of sales (1)	$242	$308	$568	$725
Research and development	74	59	145	147
Sales and marketing	82	96	214	228
General and administrative	595	537	1,085	1,220

	993	1,000	2,012	2,320
Income tax benefit	(206)	(201)	(380)	(504)

Net stock-based compensation expense	$787	$799	$1,632	$1,816

(1)	Stock-based compensation expenses capitalized in inventory for fiscal quarter June 27, 2014 and June 28, 2013 were considered immaterial.

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Updates No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled to for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for the Company in the first quarter of fiscal year 2017. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

2. Balance Sheet Information

Inventory consisted of the following (in thousands):

	June 27, 2014	December 27, 2013
Raw materials	$47,478	$49,515
Work in process	20,049	19,437
Finished goods	5,839	1,815

	73,366	70,767
Reserve for excess and obsolete	(6,306)	(6,825)

Total	$67,060	$63,942

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	June 27, 2014	December 27, 2013
Computer equipment and software	$8,855	$8,280
Furniture and fixtures	2,467	2,411
Machinery and equipment	9,230	9,249
Leasehold improvements	10,963	10,583

	31,515	30,523
Accumulated depreciation	(23,308)	(21,989)

Total	$8,207	$8,534

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

Details of goodwill and other intangible assets were as follows (in thousands):

	June 27, 2014			December 27, 2013
	Goodwill	Intangible Assets	Total	Goodwill	Intangible Assets	Total
Carrying amount	$55,918	$19,266	$75,184	$55,918	$21,708	$77,626

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

Details of purchased intangible assets were as follows (in thousands):

	As of June 27, 2014			As of December 27, 2013
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Useful Life (in years)
Customer relationships	$19,000	$(10,888)	$8,112	$19,000	$(8,764)	$10,236	7
Tradename (AIT)	1,900	(876)	1,024	1,900	(672)	1,228	6
Intellectual property/know-how	1,600	(457)	1,143	1,600	(343)	1,257	7
Tradename (UCT)	8,987	—	8,987	8,987	—	8,987	*

Total	$31,487	$(12,221)	$19,266	$31,487	$(9,779)	$21,708

* In addition to the AIT tradename intangible of $1.9 million, the Company is also carrying a UCT tradename intangible asset of $9.0 million as a result of a previous acquisition. The Company concluded that the UCT tradename intangible asset life is indefinite and is therefore not amortized.

The Company amortizes its tradename (AIT) and customer relationships intangible assets using an accelerated method over the estimated economic life of the assets, ranging from 6 to 7 years. The Company amortizes its intellectual property/know-how intangible asset on a straight-line basis with an estimated economic life of seven years. Amortization expense was approximately $1.2 million and $1.5 million for the three months ended June 27, 2014 and June 28, 2013, respectively and $2.4 million and $3.0 million for the six months ended June 27, 2014 and June 28, 2013, respectively. Amortization expense is charged to General and Administrative. As of June 27, 2014, future estimated amortization expense is expected to be as follows (in thousands):

Amortization Expense
2014 (remaining in year)	$2,441
2015	2,813
2016	2,293
2017	1,386
2018	848
Thereafter	498

Total	$10,279

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

At the Company’s option, borrowings under the Term Loan and Revolving Credit Facility (subject to certain limitations) bear interest at either a base rate or at the London Interbank Offered Rate (“LIBOR”) (with the LIBOR being adjusted for certain Eurocurrency reserve requirements, if any, as described in the Credit Agreement), plus, in each case, an applicable margin based on the Company’s consolidated leverage ratio. All loans described above made on July 3, 2012 were initially base rate loans, carrying interest of 3.75%. As of June 27, 2014, the interest rates on the Term Loan and Revolving Credit Facility were 3.65% and 3.75%, respectively. The effective interest rates will be slightly higher due to the incurrence of certain loan-related costs of approximately $1.9 million that are treated as deferred interest and amortized over the life of the loan.

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

The Company was in compliance with all covenants for the quarter ended June 27, 2014.

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

As of June 27, 2014, the outstanding amounts under the Company’s Term Loan and Revolving Credit Facility were $22.5 million and $33.4 million, respectively, which are net of unamortized debt issuance costs of $1.0 million for a total debt balance of $55.9 million. The Company analyzed the Credit Agreement and determined that the outstanding balance of Revolving Credit Facility debt should be classified as short-term due to acceleration clauses in the agreement.

5. Income Tax

The Company’s income tax provision and related effective tax rate for the three and six month periods ended June 27, 2014 was $1.6 million and 20.7% and $3.1 million and 18.9%, respectively, compared to $581,000 and 20.1% and $556,000 and 21.7%, respectively for the same periods a year ago. The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results for the three and six month periods ended June 27, 2014 compared to the same period in 2013.

The Company earns a significant amount of its operating income outside the United States, which is deemed to be indefinitely reinvested in foreign jurisdictions. As a result, most of the Company’s cash is held by foreign subsidiaries. The Company currently does not intend nor foresee a need to repatriate these funds to the U.S. The Company expects existing domestic cash and cash flows from operations to continue to be sufficient to fund its domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If the Company should require more capital in the U.S. than is generated by its domestic operations, for example to fund significant discretionary activities such as business acquisitions, the Company could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or dilution of our earnings. The Company has borrowed funds domestically and continues to believe it will have the ability to do so at reasonable interest rates. The Company does not provide for U.S. taxes on its undistributed earnings of foreign subsidiaries that it intends to invest indefinitely outside the U.S., unless such taxes are otherwise required under U.S. tax law. In 2013, the Company determined that a portion of the current year and future year earnings of one of its China subsidiaries may be remitted in the future to one of its foreign subsidiaries outside of Mainland China and, accordingly, the Company provided for the related withholding taxes in its condensed consolidated financial statements. If the Company changes its intent to reinvest its undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previous anticipated remaining unremitted foreign earnings, the Company could be required to accrue or pay U.S. taxes on some or all of these undistributed earnings. As of June 27, 2014, the Company had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $52.6 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	Six months ended
	June 27, 2014	June 28, 2013
Balance as of the beginning of period	$165	$109
Increases related to current year tax positions	141	(22)

Balance as of the end of period	$306	$87

The Company’s gross liability for unrecognized tax benefits as of June 27, 2014 and December 27, 2013 was $306,000 and $165,000, respectively. Increases or decreases to interest and penalties on uncertain tax positions are included in income tax provision in the condensed consolidated statements of operations. Interest related to uncertain tax positions was $1,000 and $2,000 for each of the three and six month periods ended June 27, 2014 and June 28, 2013, respectively. Although it is possible some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

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

As of June 27, 2014, the Company maintained a full valuation allowance on one of its China subsidiaries in the amount of $0.7 million as the Company believes it is more likely than not that the deferred tax asset will not be realized. In order to reverse a valuation allowance, accounting principles generally accepted in the United States of America suggest that the Company review the cumulative income/loss in recent years as well as determine the Company’s ability to generate sufficient future taxable income to realize the Company’s net deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company’s 2010 through 2012 federal income tax returns are open to audit through the statute of limitations by the Internal Revenue Service. The Company’s 2009 through 2012 state income tax returns are open to audit by the California Franchise Tax Board. The Company is also subject to examination in various other jurisdictions for various periods. The Company is currently experiencing a tax holiday related to its Singapore subsidiary that will expire for tax years beginning January 2015. The Company’s Singapore subsidiary recorded a net loss of $0.8 million and net income of $1.9 million for the three and six month periods ended June 27, 2014, respectively.

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

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share data):

	Three months ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Numerator:
Net income	$6,032	$2,316	$13,088	$2,005
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	29,438	28,370	29,157	28,172
Shares used in computation — diluted:
Shares used in computing basic net income per share	29,438	28,370	29,157	28,172
Dilutive effect of common shares outstanding subject to repurchase	206	140	288	256
Dilutive effect of options outstanding	238	247	460	322

Weighted average shares used in computing diluted net income per share	29,882	28,757	29,905	28,750

Net income per share — basic	$0.20	$0.08	$0.45	$0.07
Net income per share — diluted	$0.20	$0.08	$0.44	$0.07

The Company had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income per share, as their effect would have been anti-dilutive. Such outstanding securities consisted of 261,479 stock options for the quarter ended June 27, 2014 and 1,015,906 stock options for the quarter ended June 28, 2013 and 274,858 and 1,018,040 stock options for the six months ended June 27, 2014 and June 28, 2013, respectively.

7. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $45.6 million at June 27, 2014.

The Company leases properties domestically in Hayward, California; Austin, Texas, Pflugerville, Texas; Chandler, Arizona; and South San Francisco, California and internationally in China, Singapore and the Philippines. The Company leases certain of its facilities under non-cancelable leases, which expire on various dates through 2022.

As of June 27, 2014, future minimum payments under these operating leases were as follows (in thousands):

Fiscal Year
2014 (remaining in year)	$2,630
2015	4,693
2016	3,954
2017	3,369
2018	2,574
Thereafter	6,911

Total minimum lease payments	$24,131

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

8. Segment Information

The Company operates in one reportable segment and is engaged in the development, manufacture and supply of critical subsystems for the semiconductor capital equipment, industrial, flat panel, medical, energy/research and consumer industries. Multiple operating segments were aggregated into one reportable segment as the nature of the Company’s products and production processes, as well as type of customers and distribution methods, is consistent among all the Company’s products. The Company’s foreign operations are conducted in its wholly-owned subsidiaries in China and Singapore. The Company’s principal markets include North America, Asia and, to a lesser degree, Europe. Sales by geographic area represent sales to unaffiliated customers.

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth revenue by geographic area (in thousands):

	Three months ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
United States	$94,221	$84,875	$200,026	$168,088
China	18,885	9,681	36,426	14,433
Singapore	13,046	11,987	30,666	22,492
Other	6,525	3,564	9,783	5,558

Total	$132,677	$110,107	$276,901	$210,571

At June 27, 2014 and June 28, 2013, approximately $4.0 million and $3.8 million, respectively, of the Company’s net long-lived assets were located in Asia, and the remaining balances were located in the United States.

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

Overview

Ultra Clean Holdings, Inc. (“Ultra Clean”, “our”, “we”) was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Service Inc. Ultra Clean Technology Systems and Service, Inc. was founded in 1991 by Mitsubishi Corporation and was operated as a subsidiary of Mitsubishi until November 2002, when it was acquired by Ultra Clean. Ultra Clean became a publicly traded company in March 2004. In June 2006, we completed the acquisition of Sieger Engineering, Inc. to better enhance our position as a subsystem supplier to the semiconductor, industrial, research, flat panel, energy and medical equipment industries. Ultra Clean Technology (Shanghai) Co., Ltd and Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. were established in 2005 and 2007, respectively, to facilitate our operations in China. Ultra Clean Asia Pacific, Pte, Ltd. (Singapore) was established in fiscal year 2008 to facilitate our operations in Singapore. In July 2012, we acquired American Integration Technologies LLC (“AIT”) primarily to provide additional manufacturing capabilities and expertise while adding to the Company’s existing customer base in the semiconductor and medical markets. We operate in one reportable segment.

We are a leading developer and supplier of critical subsystems for Original Equipment Manufacturers (OEMs) primarily in the semiconductor capital equipment industry. We also leverage the specialized skill sets required to support semiconductor equipment to serve the technologically similar markets in the flat panel, medical, energy/research and consumer industries collectively referred to as “Other Addressed Industries”. We develop, design, prototype, engineer, manufacture and test systems and subsystems which are highly specialized and integral to our customers products.

We provide our customers with complete solutions that combine our expertise in design, testing, component characterization and highly flexible global manufacturing operations with excellence in quality control and financial stability. Our global presence and supply chain management helps us to drive down total manufacturing costs, reduce design-to-delivery cycle times and maintain high quality standards for our customers. We believe these characteristics provide global solutions for our customers’ growing product demands.

We have shipped a majority of our products to U.S. registered customers with locations both in the U.S. and outside the U.S. In addition to U.S. manufacturing, we manufacture products in our Asian facilities to support local and U.S. based customers. We conduct our operating activities primarily through our wholly owned subsidiaries, Ultra Clean Technology Systems and Service, Inc., American Integration Technologies, LLC, Ultra Clean Technology (Shanghai) Co., Ltd., Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. and Ultra Clean Asia Pacific, Pte Ltd. (Singapore).

Financial Highlights

Sales for the three months ended June 27, 2014, were $132.7 million, an increase of $22.6 million, or 20.5%, from the comparable quarter of 2013. Gross profit for the three months ended June 27, 2014 increased $5.0 million, to $21.2 million, or 15.9% of sales, from $16.1 million, or 14.6% of sales, for the three months ended June 28, 2013. Total operating expenses for the three months ended June 27, 2014, were $13.1 million, or 9.9% of sales, compared to $12.5 million, or 11.3% of sales, for the three months ended June 28, 2013. We earned net income of $6.0 million for the three months ended June 27, 2014, compared to net income of $2.3 million for the three months ended June 28, 2013.

Sales for the six months ended June 27, 2014, were $276.9 million, an increase of $66.3 million, or 31.5%, from the comparable period of 2013. Gross profit for the six months ended June 27, 2014 increased $14.5 million, to $44.5 million, or 16.1% of sales, from $29.9 million, or 14.2 % of sales, during the comparable period of 2013. Total operating expenses for the six months ended June 27, 2014, were $27.2 million, or 9.8% of sales, compared to $25.7 million, or 12.2% of sales, for the six months ended June 28, 2013. We earned net income of $13.1 million for the six months ended June 27, 2014 as compared to $2.0 million for the six months ended June 28, 2013.

We had significant sales to four customers for the three months ended June 27, 2014 and three customers for the six months ended June 27, 2014 which accounted for 10% or more of sales. For a further discussion, see Note 1. Organization and Significant Accounting Policies - Significant Sales to Customers in Notes to Condensed Consolidated Financial Statements above.

Results of Operations

For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in our quarterly report.

	Three months ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	84.1%	85.4%	83.9%	85.8%

Gross profit	15.9%	14.6%	16.1%	14.2%
Operating expenses:
Research and development	1.4%	1.4%	1.3%	1.3%
Sales and marketing	2.0%	2.2%	1.9%	2.3%
General and administrative	6.6%	7.7%	6.7%	8.6%

Total operating expenses	10.0%	11.3%	9.9%	12.2%

Income from operations	5.9%	3.3%	6.2%	2.0%
Interest and other income (expense), net	(0.3)%	(0.7)%	(0.4)%	(0.8)%

Income before provision for income taxes	5.6%	2.6%	5.8%	1.2%
Income tax provision	1.2%	0.5%	1.1%	0.2%

Net income	4.4%	2.1%	4.7%	1.0%

Sales

Sales for the three months ended June 27, 2014, were $132.7 million, an increase of $22.6 million, or 20.5%, from $110.1 million in the comparable quarter of 2013. The increase in sales for the three months ended June 27, 2014 when compared to the same period of 2013 reflects an increase in semiconductor sales of $7.3 million and an increase in non-semiconductor sales of $15.3 million primarily due to an increase in the volume of products shipped, which is attributable to some recovery in customer demand from 2013 levels. The increase in non-semiconductor sales for the three months ended June 27, 2014 as compared to the same period of 2013 was due primarily to the addition of a new customer. On a geographic basis, sales from the U.S. increased by $11.6 million to $89.1 million, or 67.1% of sales, for the three months ended June 27, 2014 as compared to $77.5 million, or 70.4% of sales for the same period of 2013. Non-U.S. sales increased by $10.9 million to $43.5 million, or 32.8% of sales, for the three months ended June 27, 2014 as compared to $32.6 million, or 29.6% of sales, for the same period of 2013. The shift in sales from the U.S. to non-U.S. geographies is primarily attributable to increased manufacturing in our Asian facilities as a result of increased customer demand and new customer opportunities in China and Singapore. We expect sales to increase in the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013, however, we expect sales to be lower than in the current quarter due primarily to expected decreased demand from our customers in the semi-conductor industry.

Sales for the six months ended June 27, 2014, were $276.9 million, an increase of $66.3 million, or 31.5%, from $210.6 million in the comparable period of 2013. The increase in sales for the six months ended June 27, 2014, which includes increases of $44.5 million and $21.8 million in both semiconductor and non-semiconductor industries, respectively, was due to an increase in the volume of products shipped, which is attributable to some recovery in customer demand from 2013 levels as well as the addition of sales to a new customer. Sales in the US for the six months ended June 27, 2014 increased $40.1 million to $196.5 million while sales in Asia increased $26.3 million to $80.4 million due in part to the recovery in customer demand as well as to the addition of a new customer in Asia.

Gross Profit

Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold. Gross profit for the three months ended June 27, 2014 increased $5.0 million to $21.2 million, or 15.9% of sales, from $16.1 million, or 14.6% of sales, for the three months ended June 28, 2013. Gross profit for the six months ended June 27, 2014, increased $14.5 million to $44.5 million, or 16.1% of sales, from $29.9 million, or 14.2% of sales, for the six months ended June 28, 2013. The increases in absolute dollars of gross profit when comparing the three and six month periods ended June 27, 2014 with the comparable periods presented in 2013 are primarily due to higher sales volume, a sales mix which included higher margin products and certain improvements in operational efficiencies at our manufacturing locations in the U.S., which typically deliver lower margins due to higher labor and overhead costs. We expect gross profit to be lower in the third quarter of 2014 compared to the prior quarter due to anticipated lower sales in the third quarter of 2014.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the three months ended June 27, 2014, increased $0.3 million, or 20.8%, to $1.8 million, or 1.4% of sales, compared to $1.5 million, or 1.4% of sales in the comparable period in 2013. Research and development expense for the six months ended June 27, 2014 increased $0.8 million, or 29.8%, to $3.6 million, or 1.3% of sales, compared to $2.7 million, or 1.3% of sales in the comparable period in 2013. The increases in absolute dollars for research and development expenses when comparing the three and six month periods ended June 27, 2014 with the comparable periods in 2013 was due primarily to the timing of reassignment of existing resources to research and development activities and, to a lesser degree, to an increase in headcount.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the three months ended June 27, 2014 increased $0.1 million, or 5.2%, to $2.6 million, or 2.0% of sales, compared to $2.5 million, or 2.2% of sales, in the comparable period of 2013. Sales and marketing expenses for the six months ended June 27, 2014, increased $0.5 million to $5.3 million, or 1.9% of sales, compared to $4.8 million, or 2.3% of sales in the comparable period of 2013. The increase in sales and marketing expense for both comparable periods is primarily due to higher salaries and commissions as a result of an increase in headcount and revenues, respectively.

General and Administrative Expense

Our general and administrative expense has historically consisted primarily of salaries and overhead associated with our administrative staff and professional fees. General and administrative expense increased approximately $0.2 million, or 2.1%, for the three months ended June 27, 2014, to $8.7 million, or 6.6% of sales, compared with $8.5 million, or 7.7% of sales, in the comparable period of 2013. General and administrative expense increased approximately $0.3 million, or 1.5%, for the six months ended June 27, 2014, to $18.4 million, or 6.7% of sales, compared with $18.1 million, or 8.6% of sales, in the comparable period of 2013. The increase in absolute dollars when comparing the three and six months ended June 27, 2014 with the comparable periods in 2013 is primarily due to an increase in headcount related costs offset by a decrease in the amortization of finite-lived intangibles associated with the AIT acquisition.

Interest and Other Income (Expense), net

Interest and other income (expense), net, for the three and six months ended June 27, 2014, was $(0.5) million and $(1.1) million compared to $(0.7) million and $(1.7) million in the comparable period of 2013. The decrease in net expense for the comparable periods is primarily due to a decrease in interest expense resulting from lower average debt balances during the periods presented offset by an increase in interest income resulting from an increase in invested cash, primarily in Asia.

Income Tax Provision

Our tax expense and effective tax rate for the three months ended June 27, 2014 and June 28, 2013 was $1.6 million and 20.7%, and $0.6 million and 20.1%, respectively. Our tax expense and effective tax rate for the six months ended June 27, 2014 and June 28, 2013 was $3.1 million and 18.9%, and $0.6 million and 21.7%, respectively. The change in respective rates for both comparative periods reflects, primarily, a change in the geographic distribution of our world-wide earnings in foreign jurisdictions with lower tax rates or tax holidays as well as certain discrete tax items in the first and second quarters of 2014 our which increased our tax expense when compared to the same periods in 2013.

For the three and six months ended June 27, 2014, we determined that a portion of the current year earnings of one of our China subsidiaries will be remitted in the future to one of our foreign subsidiaries outside of Mainland China and, accordingly, we provided for the related foreign withholding taxes in our condensed consolidated financial statements. Accordingly, no provision for U.S. taxes has been provided with respect to these unremitted earnings. If we change our intent to reinvest our undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previously anticipated remaining unremitted foreign earnings, we could be required to accrue or pay U.S. taxes on some or all of these undistributed earnings.

Liquidity and Capital Resources

We have required capital principally to fund our acquisitions and working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of June 27, 2014, we had cash of $69.4 million compared to $60.4 million as of December 27, 2013. Our cash and cash equivalents, as well as cash generated from operations, was our principal source of liquidity as of June 27, 2014.

For the six months ended June 27, 2014, we generated cash from operating activities of $7.6 million compared to $25.5 million for the comparable period of 2013. Operating cash flows in the six months ended June 27, 2014, included $4.6 million of non-cash activity comprised of depreciation, amortization of intangibles, stock compensation expense, excess tax benefit from stock compensation and amortization of debt issuance costs. Cash generated from operating activities included increases in accrued compensation and related benefits of $1.2 million, income tax payable of $1.6 million and other liabilities of $0.6 million offset by increases in accounts receivable of $0.5 million, inventory of $3.1 million, prepaids and other of $1.7 million and a decrease in accounts payable of $8.3 million. Cash used for inventory and accounts payable totaled $11.4 million for the six months ended June 27, 2014 compared to cash provided for inventory and accounts payable of $12.7 million for the comparative period in 2013 and was due primarily to an increase in expected customer demand during the six months ended June 27, 2014 compared to the prior year’s comparable period. Our cash flows from operations in any given period are largely driven by the timing of sales, the collection of accounts receivable and the payment of accounts payable.

Net cash used in investing activities for the six months ended June 27, 2014, was approximately $1.3 million and consisted of capital expenditures of $1.4 million and the disposal of equipment of $0.1 million in Asia. These investments are driven by the timing of our capital expenditures budget.

Net cash provided by financing activities for the six months ended June 27, 2014, was $2.6 million compared to net cash used $(7.8) million for the comparable period of 2013. For the six months ended June 27, 2014, our net cash provided by financing activities was due primarily to additional borrowings of $29.0 million on our revolver, offset by payments of $23.5 million and $5.0 million on our revolver and term loan, respectively, under our credit facility. In addition, we received proceeds of $1.8 million related to the issuance of common stock due primarily to exercises of employee stock options, an increase of $1.6 million associated with the excess tax benefit from stock based compensation, offset by payments of $1.4 million associated with employees’ taxes paid upon vesting of restricted stock units.

We anticipate that our existing cash balance and operating cash flow will be sufficient to service our indebtedness and meet our working capital requirements and technology development projects for at least the next twelve months. The adequacy of these resources to meet our liquidity needs beyond that period will depend on our growth, the state of the worldwide economy, our ability to meet our financial covenants under our credit facility, the cyclical expansion or contraction of the semiconductor capital equipment industry and the other industries we serve and capital expenditures required to meet possible increased demand for our products. As of June 27, 2014, approximately $53.7 million of non-U.S. cash and cash equivalents held by foreign subsidiaries may be subject to U.S. taxes if repatriated for U.S. operations. Of this amount, we intend to permanently reinvest all of these funds outside of the U.S. and we do not plan to repatriate these funds.

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

At our option, borrowings under the Term Loan and Revolving Credit Facility (subject to certain limitations) bear interest at either a base rate or at the London Interbank Offered Rate (“LIBOR”) (with the LIBOR being adjusted for certain Eurocurrency reserve requirements, if any, as described in the Credit Agreement), plus, in each case, an applicable margin based on our consolidated leverage ratio. All loans described above made on July 3, 2012 were initially base rate loans, carrying interest of 3.75%. As of June 27, 2014, the interest rates on the Term loan and Revolving Credit Facility were 3.65% and 3.75%, respectively. The effective interest rates will be slightly higher due to the incurrence of certain loan-related costs of approximately $1.9 million that are treated as deferred interest and amortized over the life of the loan.

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

We were in compliance with all covenants for the quarter ended June 27, 2014.

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

As of June 27, 2014, the outstanding amounts under our Term Loan and Revolving Credit Facility were $22.5 million and $33.4 million, respectively, which are net of unamortized debt issuance costs of $1.0 million for a total debt balance of $55.9 million. We analyzed the Credit Agreement and determined that the outstanding balance of Revolving Credit Facility debt should be classified as short-term due to acceleration clauses in the agreement.

Capital Expenditures

Capital expenditures were $1.4 million in the six months ended June 27, 2014. The Company’s anticipated capital expenditures for the remainder of 2014 are anticipated to be financed through cash from operations.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relations with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Other than operating leases for certain equipment and real estate and purchase order commitments primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the arrangements described under “Borrowing Arrangements” above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of June 27, 2014 (in thousands):

	Remainder of 2014	2015	2016	2017	2018	2019 and Thereafter	Total
Operating leases (1)	$2,630	$4,693	$3,954	$3,369	$2,574	$6,911	$24,131
Borrowing arrangements (2)	38,370	10,000	7,500	—	—	—	55,870
PO commitments	45,594	—	—	—	—	—	45,594

Total	$86,594	$14,693	$11,454	$3,369	$2,574	$6,911	$125,595

(1)	Operating lease obligations reflects (a) the lease for our headquarters facility in Hayward, California that expires in 2022; (b) the leases for manufacturing facilities in South San Francisco that expire in 2018; (c) the leases for manufacturing facilities in China, Singapore and the Philippines that expire in 2014 thru 2016; (d) the leases for manufacturing facilities in Austin, Texas that expire in 2016; (d) the leases for manufacturing facilities in Chandler, Arizona that expire in 2015 through 2017; and (e) the leases for manufacturing facilities in Pflugerville, Texas that expire in 2018. We have options to renew certain of the leases in South San Francisco, Hayward and Austin which we expect to exercise.
(2)	Amounts reflect obligations under our Credit Facility net of $1.0 million of unamortized debt issuance costs, under which $22.5 million is outstanding under the Term Loan and approximately $33.4 million is outstanding under the Revolving Credit Facility as of June 27, 2014. The Term Loan must be repaid in consecutive quarterly installments of $2.5 million and with the balance of the outstanding principal amount of the Term Loan due at the final maturity, which is July 3, 2016. The Revolving Credit Facility is available for the four-year period beginning on July 3, 2012; however, we analyzed the Credit Agreement and determined that the outstanding balance of the Revolving Credit Facility should be classified as short-term due to the acceleration clauses in the agreement. Accordingly, all amounts due under the Revolving Credit Facility are reflected in the 2014 column. See Borrowing Arrangements above.

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

Interest Rates

Our interest rate risk relates primarily to our debt which totals $55.9 million, net of debt issuance costs of $1.0 million, as of June 27, 2014, and carries interest rates pegged to either the prime rate or LIBOR. An immediate increase in interest rates of 100 basis points would increase our interest expense by approximately $0.1 million per quarter. This would be partially offset by increased interest income on our invested cash. Conversely, an immediate decline of 100 basis points in interest rates would decrease our interest expense by approximately $0.1 million per quarter. This would be partially offset by decreased interest income on our invested cash.

ITEM 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon our evaluation, we concluded that our disclosure controls and procedures were effective as of June 27, 2014.

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

The cyclical and highly volatile nature of the industries we serve could harm our operating results.

Our business and operating results depend in significant part upon capital expenditures by manufacturers in the semiconductor capital equipment, industrial, flat panel, medical, energy and research industries, which in turn depend upon the current and anticipated market demand for such products. Historically, the industries we serve (in particular the semiconductor industry) have been highly cyclical, with recurring periods of over-supply of products that have had a severe negative effect on the demand for capital equipment used to manufacture such products. We have experienced and anticipate that we will continue to experience significant fluctuations in customer orders for our products through such cycles. For example, we began to see indications of a decrease in demand in the semiconductor industry beginning in the first quarter of fiscal 2014. Further, we cannot predict the duration or severity of slowdowns in the industries we serve. Slowdowns in the industries we serve have had, and future slowdowns may also have, a material adverse effect on our operating results. During periods of decreasing demand for our products, we must be able to appropriately align our cost structure with prevailing market conditions, effectively manage our supply chain and motivate and retain employees. During periods of increased demand, we must increase manufacturing capacity and inventory to meet customer demands, effectively manage our supply chain and attract, retain and motivate a sufficient number of employees. If the industries we serve experience downturns, or if we are not able to timely and appropriately adapt to the changes in our business environment, our results of operations will be harmed. Also, the cyclical and volatile nature of the industries we serve make future revenues, results of operations and net cash flows difficult to estimate.

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

A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. As a group, four customers accounted for 82.5% of our sales for the three months ended June 27, 2014 and three customers accounted for 75.4% of our sales for the six months ended June 27, 2014, and we expect that our sales will continue to be concentrated among a small number of customers. In addition, our customer contracts generally do not require customers to place any orders with us. Accordingly, the success of our business depends on OEMs continuing to outsource the manufacturing of critical subsystems to us. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers, whether due to their decision to not continue to outsource all or a portion of their critical subsystems for their capital equipment, their giving market share to our competitors or otherwise. We have in the past lost business from customers who have taken the manufacturing of our products in-house or given market share to our competitors. For example, we terminated our manufacturing services to FEI Company at the beginning of our second quarter of fiscal 2012. In addition, we announced in the third quarter of fiscal 2012 that one of our larger semiconductor equipment customers had decided to in-source a portion of its gas panel business. Further, since our customers generally own the designs and other intellectual property to the products we manufacturer, we cannot prevent them from licensing such designs and other intellectual property to our competitors for the manufacture of such products. If we are unable to replace revenue from customers who determine to take subsystem assembly in-house or give market share to our competitors, such events could have a material adverse impact on our financial position and results of operation.

In addition, consolidation among our customers, or a decision by any one or more of our customers to outsource all or most manufacturing and assembly work to a single equipment manufacturer, may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on an even smaller number of customers. For example, one of our former largest customers, Novellus Systems, Inc., was acquired by another one of our largest customers, Lam Research Corporation, in June 2012. Also, in November 2011, Applied Materials, Inc. acquired Varian Semiconductor Equipment Associates, Inc., one of our former significant customers.

In addition, by virtue of our largest customers’ size and the significant portion of revenue that we derive from them, as well as the competitive landscape, our customers are able to exert significant influence and pricing pressure in the negotiation of our commercial agreements and individual purchase orders and on the conduct of our business with them. Our customers often require reduced prices or other pricing, quality or delivery commitments as a condition to their awarding of market share to us or the placement of orders with us in any given period, which may, among other things, result in reduced operating margins in order to maintain or expand our market share. Our customers’ negotiating leverage also can result in customer agreements or terms and conditions that may contain significant liability risk to us. For example, some of our customers insist that we provide them indemnification against certain liabilities in our agreements with them, including claims of losses by their customers caused by our products, which may be uncapped. In some cases, we have determined to self-insure against liability risk in our customer agreements, meaning that we may be directly responsible for high magnitude liability claims by our customers without recourse to insurance proceeds from third-party insurers. Our customers may also pressure us to make other concessions in order to preserve or expand our market share with them, which may harm our business. For example, one or more of our customers may require us to move the manufacturer of our products to geographies or locations that are closer to such customer’s facilities, which could result in a cost structure that is sub-optimal, resulting in reduced margins or other risks to our business. If we are unable to retain and expand our business with our customers on favorable terms, or at all, our business and operating results will be adversely affected, or we may be susceptible to increased liability risk which, if realized, may have a material adverse effect on our business, cash flows, results of operation and financial condition.

We have also had to qualify, and are required to maintain our status, as a supplier for each of our customers. This is often a lengthy process that involves the inspection and approval by a customer of our engineering, documentation, manufacturing and quality control procedures before that customer will place volume orders. Our ability to lessen the adverse effect of any loss of, or reduction in sales to, an existing customer through the rapid addition of one or more new customers is limited because of these qualification requirements. Consequently, the risk that our business, operating results and financial condition would be adversely affected by the loss of or any reduction in orders by, any of our significant customers is increased. Moreover, if we lost our existing status as a qualified supplier to any of our customers, such customer could cancel its orders from us or otherwise terminate its relationship with us, which could have a material adverse effect on our results of operation and financial condition.

We are exposed to risks associated with weakness in the global economy.

We rely to a significant extent on OEM customers, whose business, in turn, depends largely on consumer spending and capital expenditures by businesses. Continuing uncertainty regarding the global economy continue to pose challenges to our business. Economic uncertainty and related factors, including unemployment levels, uncertainty in European debt markets, fiscal and political uncertainty in the United States, market volatility and the slow rate of recovery of many countries from recent recessions, exacerbate negative trends in business and consumer spending and may cause certain of our customers to push out, cancel, or refrain from placing orders for products or services, which may reduce sales and materially affect our results of operation and financial condition. Difficulties in obtaining capital, uncertain market conditions, or reduced profitability may also cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, leading to customers’ reduced research and development funding and/or capital expenditures and, in turn, lower orders from our customers and/or additional slow moving or obsolete inventory or bad debt expense for us. These conditions may also similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for our products or require us to either procure products from high-cost suppliers, or if no additional suppliers exist, to reconfigure the design and manufacture of our products, and we may be unable to fulfill some customer orders.

We have significant existing indebtedness; the restrictive covenants under our credit agreement or other limitations on financing may limit our ability to expand or pursue our business strategy or make capital expenditures; if we are forced to pay some or all of our indebtedness prior to its maturity, our financial position could be severely and adversely affected.

We have significant outstanding indebtedness. On July 3, 2012, we refinanced our prior credit facility and entered into our current credit agreement with Silicon Valley Bank, U.S. Bank National Association and HSBC Bank. The current credit agreement provides for a term loan in an aggregate principal amount of $40.0 million and a revolving credit facility in an aggregate principal amount of $40.0 million. On July 3, 2012, we borrowed $40.0 million under the term loan and $39.8 million under the revolving credit facility to finance our acquisition of AIT and repay Silicon Valley Bank as lender under our prior credit facility. As of June 27, 2014, the long-term portion of our outstanding indebtedness, net of debt issuance costs, under our credit facility was $12.0 million, and the short-term portion was $43.9 million.

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

The restrictive covenants in our credit agreement may limit our strategic and financing options and our ability to return capital to our stockholders through dividends or stock buybacks.

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

We made capital expenditures of approximately $1.4 million during the six months ended June 27, 2014 and $3.0 million in fiscal 2013 related to our manufacturing facilities in the United States, China and Singapore. In addition, we make strategic acquisitions of complementary businesses from time to time. For example, we acquired AIT in July 2012 for approximately $75.3 million in cash and 4.5 million newly issued shares of our common stock valued at $29.6 million. The cash portion of the merger consideration was financed through the credit facility described above. The amount of our future capital requirements or strategic acquisitions will depend on many factors, including:

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

We had $69.4 million in cash and cash equivalents and $5.5 million of borrowings available under our Revolving Credit Facility as of June 27, 2014. In addition, as of June 27, 2014, $53.7 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations or to fund capital expenditures or other strategic acquisitions in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

Given our significant existing leverage, lack of additional availability under our current revolving line of credit and the potential tax effects of repatriating foreign cash or other factors, we may need to raise additional funds through public or private equity or debt financing if our current domestic cash and cash flow from operations are insufficient to fund our future activities. We may not be able to obtain additional debt financing when and if necessary in a timely manner. Access to capital markets has, in the past, been unavailable to companies such as ours and there can be no assurance that we would be able to complete an equity or other financing with terms satisfactory to us or at all. In addition, equity financings could be dilutive to holders of our common stock, and debt financings would likely involve additional covenants that restrict our business operations. Any potential strategic acquisition or significant capital expenditure may also require the consent of our existing lenders. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities, including potential acquisitions, grow our business or respond to competitive pressures or unanticipated requirements, any of which could adversely affect our business, operating results and financial condition.

Our quarterly revenue and operating results fluctuate significantly from period to period, and this may cause volatility in our common stock price.

Our quarterly revenue and operating results, including our gross margins, have fluctuated significantly in the past, and we expect them to continue to fluctuate in the future for a variety of reasons which may include:

•

demand for and market acceptance of our products as a result of the cyclical nature of the industries we serve or otherwise, often resulting in reduced sales during industry downturns and increased sales during periods of industry recovery or growth;

•	overall economic conditions;

•	changes in the timing and size of orders by our customers;

•	strategic decisions by our customers to terminate their outsourcing relationship with us or give market share to our competitors;

•	strategic consolidation by our customers;

•	cancellations and postponements of previously placed orders;

•	pricing pressure from either our competitors or our customers, resulting in the reduction of our product prices, margins or loss of market share;

•

disruptions or delays in the manufacturing of our products or in the supply of components or raw materials that are incorporated into or used to manufacture our products, thereby causing us to delay the shipment of products;

•	decreased margins for several or more quarters following the introduction of new products, especially as we introduce new subsystems;

•	delays in ramp-up in production, low yields or other problems experienced at our manufacturing facilities in China;

•	changes in design-to-delivery cycle times;

•	inability to reduce our costs quickly in step with reductions in our prices or in response to decreased demand for our products;

•	changes in our mix of products sold;

•	write-offs of excess or obsolete inventory;

•	one-time expenses or charges associated with failed acquisition negotiations or completed acquisitions;

•	an inability to control our operating costs consistent with target levels;

•	announcements by our competitors of new products, services or technological innovations, which may, among other things, render our products less competitive; and

•	geographic mix of customer orders or worldwide earnings.

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

We generated approximately 29.0% and 28.5% of our sales in international markets for the six months ended June 27, 2014 and fiscal 2013, respectively. Depending on market conditions, we intend to expand our operations in Asia, principally in China and Singapore. In addition, through our acquisition of AIT, we acquired a manufacturing facility in Cebu, Philippines. The gross carrying amount of our fixed assets in Asia was $15.0 million as of June 27, 2014.

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

Our revenue is difficult to forecast because we generally do not have a material backlog of unfilled orders and because of the short time frame within which we are often required to design, produce and deliver products to our customers. Most of our revenue in any quarter depends on customer orders for our products that we receive and fulfill in the same quarter. We do not have long-term purchase orders or contracts that contain minimum purchase commitments from our customers. Instead, we receive non-binding forecasts of the future volume of orders from our customers. Occasionally, we order and build component inventory in advance of the receipt of actual customer orders. Customers may cancel order forecasts, change production quantities from forecasted volumes or delay production for reasons beyond our control. Furthermore, reductions, cancellations or delays in customer order forecasts usually occur without penalty to or compensation from, the customer. Reductions, cancellations or delays in forecasted orders could cause us to hold inventory longer than anticipated, which could reduce our gross profit, restrict our ability to fund our operations and cause us to incur unanticipated reductions or delays in revenue. Moreover, most of the products we manufacture are custom build for our customers and are therefore not fungible with products we sell to other customers. If we do not obtain orders as we anticipate, we could have excess component inventory for a specific product that we would not be able to sell to another customer, likely resulting in inventory write-offs, which could have a material adverse effect on our business, financial condition and operating results. In addition, because many of our costs are fixed in the short term, we could experience deterioration in our gross profit and operating margins when our production volumes decline.

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

Our acquisition of AIT in the third quarter of fiscal 2012 was a significant acquisition to us and the largest acquisition in our history. The success of our merger with AIT will depend, in large part, on the ability of the combined company to realize the anticipated benefits of the transaction, including combined capabilities and resources, maintaining relationships with customers and, to a lesser extent, annual net operating synergies. To realize these anticipated benefits, the combined company must successfully integrate the pre-existing businesses of Ultra Clean and AIT, which integration is on-going. Our efforts to fully integrate two companies that previously operated independently have resulted in significant challenges and may continue to result in significant challenges, and we may be unable to complete the integration smoothly or successfully. The failure to integrate successfully and to manage successfully the challenges presented by the integration process and the on-going operations of the combined business may result in the combined company’s failure to achieve some or all of the anticipated benefits of the merger. In particular, like us, AIT’s pre-existing business was concentrated in a small number of customers who do not have long-term purchase orders or contracts that contain minimum purchase commitments. Thus, while our acquisition of AIT gave us access to new customers, it did not reduce our customer concentration. AIT’s customers may reduce or cease doing business with the combined company in favor of our competitors or taking our business in-house. The failure to maintain important customer relationships could have a material adverse effect on the business, financial condition or results of operations of the combined company. The integration has also required combining personnel with varied business backgrounds and combining businesses with different corporate cultures, processes and objectives. AIT had its own unique business culture and business processes that continue to undergo change in the process of integrating the businesses of the combined company. These changes have resulted, in some cases, in employee dissatisfaction and attrition, including with respect to AIT’s former senior personnel, and could result in further dissatisfaction and attrition, as well as operational inefficiencies or increased operating costs that have a material adverse impact on the combined company’s results of operation and financial condition.

Other potential difficulties that may be encountered in the integration process include the following:

•

Complexities associated with managing the larger, more complex, combined business, including integrating supply and distribution channels, computer and accounting systems, and other aspects of operations;

•	Integrating capabilities from the two companies while maintaining focus on providing consistent, high quality products;

•	Incorporating different financial and reporting controls, processes, systems and technologies into our existing business environment;

•	Potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the merger for which we do not have recourse under the merger agreement; and

•	Performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by integrating or managing the companies’ operations.

We may incur substantial costs associated with these activities and we may suffer other material adverse effects from our integration efforts, including write-downs, impairment charges or unforeseen liabilities which could negatively affect our operating results or financial position or could otherwise harm our business. We cannot assure you that the combined company will be successful. The dedication of management resources to such integration and managing the larger combined business may also detract attention from the day-to-day business of Ultra Clean, and we may need to hire additional management personnel to manage our acquisitions successfully, resulting in increased operating costs.

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

If we finance future acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our stock. Even if an acquisition or other investment is not completed, we may incur significant management time and effort and financial cost in evaluating such acquisition or investment, which could have an adverse effect on our results of operations. Furthermore, due to limited liquidity experienced in credit markets in the past and our existing leverage, the financing of any such acquisition may be difficult to obtain, and the terms of such financing may not be favorable.

If we were required to write down all or part of our goodwill, our net income and net worth could be materially adversely affected.

We had $55.9 million of goodwill recorded on our consolidated balance sheet as of June 27, 2014. Goodwill represents the excess of cost over the fair market value of net tangible and finite lived, identifiable intangible assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. During the fourth quarter of each year, we perform an annual review of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our financial results and net worth could be materially adversely affected.

Our business is largely dependent on the know-how of our employees, and we generally do not have an intellectual property position that is protected by patents.

Our business is largely dependent upon our design, engineering, manufacturing and testing know-how. We rely on a combination of trade secrets and contractual confidentiality provisions and, to a much lesser extent, patents, copyrights and trademarks to protect our proprietary rights. Accordingly, our intellectual property position is more vulnerable than it would be if it were protected primarily by patents. If we fail to protect our proprietary rights successfully, our competitive position could suffer, which could harm our operating results. We may be required to spend significant resources to monitor and protect our proprietary rights, and, in the event infringement or breach of our proprietary rights occurs, our competitive position in the market may be harmed. In addition, competitors may design around our technology or develop competing technologies and know-how. Further, since our customers generally own the designs and other intellectual property to the products we manufacturer, we cannot prevent them from licensing such designs and other intellectual property to our competitors for the manufacture of such products.

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

The timely development of new or enhanced products is a complex and uncertain process which requires that we:

•	design innovative and performance-enhancing features that differentiate our products from those of our competitors;

•	identify emerging technological trends in the industries we serve, including new standards for our products;

•	accurately identify and design new products to meet market needs;

•	collaborate with OEMs to design and develop products on a timely and cost-effective basis;

•	ramp-up production of new products, especially new subsystems, in a timely manner and with acceptable yields at acceptable costs;

•	successfully manage development production cycles; and

•	respond effectively to technological changes or product announcements by others.

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

Defects in our products could damage our reputation, decrease market acceptance of our products, cause the unintended release of hazardous materials and result in potentially costly litigation or indemnification liability.

A number of factors, including design flaws, material and component failures, workmanship issues, contamination in the manufacturing environment, impurities in the materials used and unknown sensitivities to process conditions, such as temperature and humidity, as well as equipment failures, may cause our products to contain undetected errors or defects. Problems with our products may:

•	cause delays in product introductions and shipments for us or our customers;

•	result in increased costs and diversion of development resources;

•	cause us to incur increased charges due to unusable inventory;

•	require design modifications;

•	result in liability for the unintended release of hazardous materials or other damages to our or our customers’ property;

•	create claims for rework, replacement and/or damages under our contracts with customers, as well as indemnification claims from customers;

•	decrease market acceptance of, or customer satisfaction with, our products, which could result in decreased sales and product returns; or

•	result in lower yields for semiconductor manufacturers.

        If any of our products contain defects or have reliability, quality or compatibility problems, our reputation might be damaged and customers might be reluctant to buy our products. We may also face a higher rate of product defects as we increase our production levels. Product defects could result in warranty and indemnification liability, the loss of existing customers or impair our ability to attract new customers. In addition, we may not find defects or failures in our products until after they are installed in a manufacturer’s fabrication facility. We may have to invest significant capital and other resources to correct these problems. Our current or potential customers also might seek to recover from us any losses resulting from defects or failures in our products. Hazardous materials flow through and are controlled by our products and an unintended release of these materials could result in serious injury or death. Liability claims could require us to spend significant time and money in litigation or pay significant damages or indemnification claims.

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

Our business is particularly dependent on expertise which only a limited number of engineers possess. The loss of any of our key employees and officers, including our Chief Executive Officer, our Chief Financial Officer or any of our Senior Vice Presidents, or the failure to attract and retain new qualified employees, could adversely affect our business, operating results and financial condition. Further, in March 2014, Gino Addigo, our President and Chief Operating Officer, resigned. If we are unable to transition Mr. Addiego’s role and responsibilities to one or more qualified individuals, our business, financial results and financial position could be materially adversely affected.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us and our independent registered public accounting firm to evaluate and report on our internal control over financial reporting. The process of designing, implementing, maintaining and updating our internal controls and complying with Section 404 is expensive and time consuming, and requires significant attention from management and company resources. In addition, beginning as of the fiscal year ended December 27, 2013, we and our independent registered public accounting firm were required to evaluate and report on AIT’s internal controls. Integrating AIT’s internal control framework into the Company and upgrading AIT’s controls to comply with the Sarbanes-Oxley Act has required substantial resources, and we cannot assure you that we will be able to successfully or effectively maintain adequate controls over our financial processes at AIT or for our consolidated business. In addition, even though we concluded, and our independent registered public accounting firm concurred, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 27, 2013, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements, and our internal control may not be effective as of future periods. Failure to maintain existing or implement new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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

We use substances regulated under various foreign, domestic, federal, state and local environmental laws in our manufacturing facilities. In addition, we may not be aware of or in compliance with all environmental laws or regulations that could subject us to liability in the U.S. or internationally. Our failure or inability to comply with existing or future environmental laws could result in significant remediation liabilities, the imposition of fines or the suspension or termination of the production of our products, and thus a material adverse impact on our business.

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

In addition, disruption in supply resulting from natural disasters or other causalities or catastrophic events, such as earthquakes, severe weather such as storms or floods, fires, labor disruptions, power outages, terrorist attacks or political unrest, may result in certain of our suppliers being unable to deliver sufficient quantities of components or raw materials at all or in a timely manner, disruptions in our operations or disruptions in our customers’ operations. For example, in 2011, the northern region of Japan experienced a severe earthquake followed by a tsunami. These geological events caused significant damage in that region and adversely affected Japan’s infrastructure and economy. Some of our suppliers are located in Japan and they have experienced, and may experience in the future, shutdowns or disruptions as a result of these types of events, and their operations may be negatively impacted by these events. Many of our customers and suppliers are also located in California, and may be subject to the same risk of seismic activity as described for us above.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements will require us to perform on-going due diligence efforts on our supply chain and require public disclosure of the nature and results of these efforts. There will be costs associated with complying with these disclosure requirements to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. Complying with these rules could adversely affect the sourcing, supply and pricing of materials used in our products and result in substantial additional costs. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement. In addition, if we are unable to comply with these rules, we could be subject to enforcement actions by the Securities and Exchange Commission and liability under the Securities Exchange Act of 1934, as amended, which could result in material adverse consequences to our business, as well as significant fines and penalties.

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

(a) Exhibits

The following exhibits are filed with this current Report on Form 10-Q for the quarter ended June 27, 2014:

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

Date: August 4, 2014

	By:	/S/ CLARENCE L. GRANGER
	Name:	Clarence L. Granger
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer and duly authorized signatory)

Date: August 4, 2014

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