Form 10-Q
period 2014-09-26
ULTRA CLEAN HOLDINGS INC
filed 2014-11-03
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2014

or

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

Number of shares outstanding of the issuer’s common stock as of October 24, 2014: 29,532,513

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share amounts)

	September 26,	December 27,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$75,147	$60,415
Accounts receivable, net of allowance of $121 and $5, respectively	57,459	67,450
Inventory	55,353	63,942
Deferred tax assets	3,726	4,071
Prepaid expenses and other	6,389	4,581

Total current assets	198,074	200,459

Equipment and leasehold improvements, net	8,066	8,534
Goodwill	55,918	55,918
Purchased intangibles, net	18,045	21,708
Deferred tax assets	3,876	5,341
Other non-current assets	374	583

Total assets	$284,353	$292,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$37,857	$37,705
Accounts payable	42,444	53,962
Accrued compensation and related benefits	5,071	5,730
Deferred rent, current portion	287	262
Other current liabilities	2,739	2,385

Total current liabilities	88,398	100,044

Long-term debt	9,635	17,421
Deferred rent and other liabilities	2,921	3,149

Total liabilities	100,954	120,614

Commitments and contingencies (See Note 7)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 29,530,847 and 28,694,762 shares issued and outstanding, in 2014 and 2013, respectively	30	29
Additional paid-in capital	151,520	147,876
Common shares held in treasury, at cost, 601,944 shares in 2014 and 2013, respectively	(3,337)	(3,337)
Retained earnings	35,186	27,361

Total stockholders’ equity	183,399	171,929

Total liabilities and stockholders’ equity	$284,353	$292,543

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three months ended		Nine months ended
	September 26,	September 27,	September 26,	September 27,
	2014	2013	2014	2013
Sales	$117,041	$107,183	$393,942	$317,754
Cost of goods sold	106,734	91,350	339,172	271,995

Gross profit	10,307	15,833	54,770	45,759

Operating expenses:
Research and development	1,806	1,410	5,371	4,156
Sales and marketing	2,493	2,561	7,746	7,344
General and administrative	9,971	8,471	28,395	26,619

Total operating expenses	14,270	12,442	41,512	38,119

Income (loss) from operations	(3,963)	3,391	13,258	7,640

Interest and other income (expense), net	(437)	(968)	(1,520)	(2,656)

Income (loss) before provision for income taxes	(4,400)	2,423	11,738	4,984
Income tax provision	862	375	3,913	931

Net income (loss)	$(5,262)	$2,048	$7,825	$4,053

Net income (loss) per share:
Basic	$(0.18)	$0.07	$0.27	$0.14
Diluted	$(0.18)	$0.07	$0.26	$0.14

Shares used in computing net income (loss) per share:
Basic	29,477	28,451	29,242	28,265
Diluted	29,477	28,979	29,912	28,879

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine months ended
	September 26,	September 27,
	2014	2013
Cash flows from operating activities:
Net income	$7,825	$4,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,248	2,349
Amortization of finite lived intangibles	3,663	4,467
Amortization of debt issuance costs	366	367
Stock-based compensation	3,169	3,511
Excess tax benefit from stock-based compensation	—	(644)
Loss from disposal of fixed assets	—	329
Changes in assets and liabilities:
Accounts receivable	9,991	346
Inventory	8,589	4,516
Prepaids and other	(1,808)	(296)
Deferred income taxes	1,810	747
Other non-current assets	209	—
Accounts payable	(11,375)	14,324
Accrued compensation and related benefits	(659)	(450)
Income taxes payable	—	120
Other liabilities	151	—

Net cash provided by operating activities	24,179	33,739

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(2,066)	(2,288)
Disposal of equipment and leasehold improvements	143	96

Net cash used in investing activities	(1,923)	(2,192)

Cash flows from financing activities:
Proceeds from revolving credit facility	35,500	36,000
Principal payments on revolving credit facility	(36,000)	—
Principal payments on term debt	(7,500)	(55,502)
Excess tax benefit from stock-based compensation	—	644
Employees’ taxes paid upon vesting of restricted stock units	(1,357)	(1,268)
Proceeds from issuance of common stock	1,833	209

Net cash used in financing activities	(7,524)	(19,917)

Net increase in cash	$14,732	$11,630

Cash and cash equivalents at beginning of period	60,415	54,311

Cash and cash equivalents at end of period	$75,147	$65,941

Supplemental items:
Cash paid during the period:
Income taxes paid	$2,942	$1,070
Income tax refunds	$1,356	$22
Interest	$1,625	$1,789
Non-cash activities:
Fixed asset purchased included in accounts payable	$37	$39

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

The Company ships a majority of its products to U.S. registered customers with locations both in the U.S. and outside the U.S. In addition to U.S. manufacturing, the Company manufactures products in its Asian facilities to support local and U.S. based customers. The Company conducts its operating activities primarily through its wholly owned subsidiaries: Ultra Clean Technology Systems and Service, Inc., AIT LLC, Ultra Clean Technology (Shanghai) Co., Ltd., Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. and Ultra Clean Asia Pacific, Pte Ltd. (Singapore). The Company’s sales relating to products shipped from our international locations represented 30.7% and 33.1% of total sales for the three months ended September 26, 2014 and September 27, 2013, respectively, and 29.5% and 28.2% of total sales for the nine months ended September 26, 2014 and September 27, 2013, respectively. See Note 8 to the Company’s Condensed Consolidated Financial Statements for further information about the Company’s geographic areas.

Basis of Presentation — The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). This financial information reflects all adjustments which are, in the opinion of the Company, normal, recurring and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with GAAP, have been condensed or omitted. The Company’s December 27, 2013, balance sheet data were derived from its audited financial statements as of that date.

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

Use of Accounting Estimates — The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions include reserves on accounts receivable and inventory, valuation of deferred tax assets and impairment of goodwill and other long-lived assets. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. Actual amounts may differ from those estimates.

Certain Significant Risks and Uncertainties — The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, any of the following areas could have a negative effect on the Company in terms of its future financial position, results of operations or cash flows: the general state of the U.S. and world economies, the highly cyclical nature of the industries the Company serves; the loss or bankruptcy of any customers within the Company’s small customer base; ability to obtain additional financing; inability to meet certain debt covenants; failure to successfully integrate completed acquisitions; ineffectiveness in pursuing acquisition opportunities; regulatory changes; fundamental changes in the technology underlying semiconductor, flat panel, solar and medical device manufacturing processes or manufacturing equipment; the hiring, training and retention of key employees; successful and timely completion of product design efforts; and new product design introductions by competitors.

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

Significant sales to customers — The Company’s most significant customers (having accounted for 10% or more of sales) and their related sales as a percentage of total sales were as follows:

	Three months ended		Nine months ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Lam Research Corporation	39.3%	37.4%	36.0%	33.2%
Applied Materials, Inc.	20.9	32.9	22.0	33.1
ASM International	13.9	10.8	17.0	13.4

Total	74.1%	81.1%	75.0%	79.7%

Three customers’ accounts receivable balances: Applied Materials, Inc., Lam Research Corporation and ASM International– were individually greater than 10% of accounts receivable as of September 26, 2014, and, in the aggregate, represented approximately 74% of accounts receivable. Three customers’ accounts receivable balances: Applied Materials, Inc., Lam Research Corporation and ASM International, were individually greater than 10% of accounts receivable as of December 27, 2013 and, in the aggregate, represented approximately 82% of accounts receivable.

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

The Company’s only financial asset measured at fair value on a recurring basis is an overnight sweep account invested in money market funds with maturities of less than 90 days from purchase and is thus classified as cash and cash equivalents on the Company’s balance sheet. These money market funds had a carrying value and fair value of $9.6 million at September 26, 2014 based on Level 1 inputs. The fair value of the Company’s long term debt was based on level 2 inputs and fair value was determined using quoted prices for similar liabilities in inactive markets. The fair value of the Company’s outstanding borrowings under the Company’s revolving credit facility was based on level 2 inputs and fair value was determined using inputs other than quoted prices that are observable, specifically, discounted cash flows of expected payments at current borrowing rates. The Company’s carrying value approximates fair value for the Company’s long term debt and revolving credit facility.

Financial assets measured at fair value are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	September 26, 2014		December 27, 2013
	(level 1)	(level 2)	(level 1)	(level 2)
Money market fund deposits (1)	$9,563	$—	$13,414	$—

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheet. The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

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

Inventory write downs inherently involve judgments as to assumptions about expected future demand and the impact of market conditions on those assumptions. Although the Company believes that the assumptions it used in estimating inventory write downs are reasonable, significant changes in any one of the assumptions in the future could produce a significantly different result. There can be no assurances that future events and changing market conditions will not result in significant increases in inventory write downs. See Note 9 “Subsequent Events” for a discussion regarding inventory adjustments recorded in the third quarter of 2014 in connection with a relatively new customer that declared bankruptcy in October 2014.

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

	Nine months ended
	September 26, 2014	September 27, 2013
Beginning balance	$101	$152
Change in reserve	97	70
Warranty costs incurred in the current period	(85)	(119)

Ending balance	$113	$103

Income Taxes — The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

During the third quarter of 2014, the Company weighed both positive and negative evidence and concluded that a full valuation allowance on its California and Oregon deferred tax assets in the amount of $1.6 million was appropriate. Among the negative evidence was the declaration of bankruptcy of a key customer during the third quarter of 2014 and its impact on the Company’s ability to realize the benefit of the net operating losses in those states. As such, management concluded that it was not more likely than not that the California and Oregon deferred tax assets will be realized. As of September 26, 2014, the Company also maintained a full valuation allowance of $0.6 million on one of its China subsidiaries as the Company continues to believe it is not more likely than not that the deferred tax asset will be realized. In order to reverse a valuation allowance, accounting principles generally accepted in the United States of America suggest that the Company review the cumulative income/loss in recent years as well as determine the Company’s ability to generate sufficient future taxable income to realize the Company’s net deferred tax assets. The Company had a total valuation allowance on deferred tax assets in the amount of $2.2 million and $0.6 million as of September 26, 2014 and December 27, 2013, respectively.

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

Stock-Based Compensation Expense

The Company maintains stock-based compensation plans which allow for the issuance of equity-based awards to executives and certain employees. These equity-based awards include stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) which can be either time-based or performance-based. The Company also maintains an employee stock purchase plan that provides for the issuance of shares to all eligible employees of the Company at a discounted price.

Stock-based compensation expense includes compensation costs related to estimated fair values of stock options and awards granted. The estimated fair value of the Company’s equity-based awards, net of expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis over a weighted average period of four years for stock options, three years for RSUs and one year for RSAs, and will be adjusted for subsequent changes in estimated forfeitures related to all equity-based awards and performance as it relates to performance-based RSUs.

The Company applies the fair value recognition provisions based on the FASB’s guidance regarding stock-based compensation. The exercise price of each stock option equals the market price of the Company’s stock on the date of grant. Most options are scheduled to vest over four years and expire no later than ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding certain variables. These variables include the expected term of the awards; the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, the risk-free interest rate and expected dividends. The Company estimates the expected term of share-based awards granted based on the Company’s historical option term experience. The Company estimates the volatility of its common stock based upon the Company’s historical stock price volatility over the length of the expected term of the options. The Company bases the risk-free interest rate that it uses in the option valuation model on U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. The Company also considers, each quarter, whether there have been any significant changes in facts and circumstances that would affect its estimated forfeiture rate.

Stock Options

Stock option activity for the nine months ended September 26, 2014:

	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 27, 2013	1,209,319	$7.86	2.86	$3,976
Granted	—	—
Exercised	(341,359)	5.11
Canceled	(11,321)	14.39

Outstanding at September 26, 2014	856,639	$8.87	1.95	$1,628

Options exercisable at September 26, 2014	856,639	$8.87	1.95	$1,628

There were no options granted by the Company during either of the nine month periods ended September 26, 2014 and September 27, 2013. As of September 26, 2014, there was no stock-based compensation expense attributable to stock options as all outstanding options were fully vested.

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

Restricted Stock Units and Restricted Stock Awards

The Company grants RSUs to employees and RSAs to non-employee directors as part of the Company’s long term equity compensation plan.

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

During the quarter ended March 28, 2014, the Company granted 303,875 RSUs, with a weighted average fair value of $13.16 per share, and granted 160,625 performance stock units with a weighted average fair value of $13.33 per share. The Company granted 188,275 RSUs during the quarter ended June 28, 2014, with a weighted average fair value of $9.48 per share. During the quarter ended September 26, 2014, the Company granted 61,000 RSUs with a weighted average fair value of $9.30 per share.

During the nine months ended September 26, 2014, a total of 98,870 vested shares were withheld to satisfy withholding tax obligations, resulting in a net issuance of 431,159 shares. As of September 26, 2014, approximately $5.9 million of stock-based compensation cost, net of estimated forfeitures, related to RSUs remains to be recognized over a weighted average period of less than two years. As of September 26, 2014, a total of 1,045,864 RSUs remain outstanding with an aggregate intrinsic value of $9.5 million and a weighted average remaining contractual term of 1.2 years.

Restricted Stock Awards — As of September 26, 2014, a total of 47,000 RSAs remain outstanding. The total unamortized expense of the Company’s unvested restricted stock awards as of September 26, 2014, was $0.2 million.

The following table summarizes the Company’s RSU and RSA activity for the nine months September 26, 2014:

	Shares	Aggregate Intrinsic Value (in thousands)
Unvested RSUs and RSAs at December 27, 2013	1,256,930	$12,632
Granted	760,775
Vested	(560,029)
Forfeited	(364,812)

Unvested RSUs and RSAs at September 26, 2014	1,092,864	$9,496

Vested and expected to vest RSUs and RSAs at September 26, 2014	865,546	$7,859

The following table shows the Company’s stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three months ended		Nine months ended
	September 26,	September 27,	September 26,	September 27,
	2014	2013	2014	2013
Cost of sales (1)	$267	$159	$862	$883
Research and development	100	69	245	216
Sales and marketing	119	127	334	356
General and administrative	671	771	1,728	1,990

	1,157	1,126	3,169	3,445
Income tax benefit	(226)	(173)	(1,056)	(644)

Net stock-based compensation expense	$931	$953	$2,113	$2,801

(1)	Stock-based compensation expenses capitalized in inventory for the three and nine month periods ended September 26, 2014 and September 27, 2013 were considered immaterial.

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Updates No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for the Company in the first quarter of fiscal year 2017. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

2. Balance Sheet Information

Inventory consisted of the following (in thousands):

	September 26,	December 27,
	2014	2013
Raw materials	$45,085	$49,515
Work in process	14,120	19,437
Finished goods	2,696	1,815

	61,901	70,767
Reserve for excess and obsolete	(6,548)	(6,825)

Total	$55,353	$63,942

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	September 26,	December 27,
	2014	2013
Computer equipment and software	$9,228	$8,280
Furniture and fixtures	2,529	2,411
Machinery and equipment	9,584	9,249
Leasehold improvements	10,733	10,583

	32,074	30,523
Accumulated depreciation	(24,008)	(21,989)

Total	$8,066	$8,534

3. Goodwill and Purchased Intangible Assets

The Company’s methodology for allocating the purchase price relating to acquisitions is determined through established and generally accepted valuation techniques. Goodwill is measured as the excess of the cost of the acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company regularly monitors current business conditions and other factors including, but not limited to, adverse industry or economic trends and lower projections of profitability that may impact future operating results.

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

Details of goodwill and other intangible assets were as follows (in thousands):

	September 26, 2014			December 27, 2013
	Goodwill	Intangible Assets	Total	Goodwill	Intangible Assets	Total
Carrying amount	$55,918	$18,045	$73,963	$55,918	$21,708	$77,626

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

Details of purchased intangible assets were as follows (in thousands):

	As of September 26, 2014			As of December 27, 2013
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Useful Life (in years)
Customer relationships	$19,000	$(11,949)	$7,051	$19,000	$(8,764)	$10,236	7
Tradename (AIT)	1,900	(979)	921	1,900	(672)	1,228	6
Intellectual property/know-how	1,600	(514)	1,086	1,600	(343)	1,257	7
Tradename (UCT)	8,987	—	8,987	8,987	—	8,987	*

Total	$31,487	$(13,442)	$18,045	$31,487	$(9,779)	$21,708

*	In addition to the AIT tradename intangible of $1.9 million, the Company is also carrying a UCT tradename intangible asset of $9.0 million as a result of a previous acquisition. The Company concluded that the UCT tradename intangible asset life is indefinite and is therefore not amortized.

The Company amortizes its tradename (AIT) and customer relationships intangible assets using an accelerated method over the estimated economic life of the assets, ranging from 6 to 7 years. The Company amortizes its intellectual property/know-how intangible asset on a straight-line basis with an estimated economic life of seven years. Amortization expense was approximately $1.2 million and $1.5 million for the three months ended September 26, 2014 and September 27, 2013, respectively and $3.7 million and $4.5 million for the nine months ended September 26, 2014 and September 27, 2013, respectively. Amortization expense is charged to General and Administrative. As of September 26, 2014, future estimated amortization expense is expected to be as follows (in thousands):

Amortization Expense
2014 (remaining in year)	$1,220
2015	2,813
2016	2,293
2017	1,386
2018	848
Thereafter	498

Total	$9,058

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

At the Company’s option, borrowings under the Term Loan and Revolving Credit Facility (subject to certain limitations) bear interest at either a base rate or at the London Interbank Offered Rate (“LIBOR”) (with the LIBOR being adjusted for certain Eurocurrency reserve requirements, if any, as described in the Credit Agreement), plus, in each case, an applicable margin based on the Company’s consolidated leverage ratio. All loans described above made on July 3, 2012 were initially base rate loans, carrying interest of 3.75%. As of September 26, 2014, the interest rate on the Term Loan and Revolving Credit Facility was 3.75%. The effective interest rates will be slightly higher due to the incurrence of certain loan-related costs of approximately $1.9 million that are treated as deferred interest and amortized over the life of the loan.

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

The Company was in compliance with all covenants for the quarter ended September 26, 2014.

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

As of September 26, 2014, the outstanding amounts under the Company’s Term Loan and Revolving Credit Facility were $19.2 million and $28.3 million, respectively, which are net of unamortized debt issuance costs of $0.9 million for a total debt balance of $47.5 million. The Company analyzed the Credit Agreement and determined that the outstanding balance of Revolving Credit Facility debt should be classified as short-term due to acceleration clauses in the agreement.

5. Income Tax

The Company’s income tax provision and effective tax rate for the three and nine month periods ended September 26, 2014 was $0.9 million and 19.6% and $3.9 million and 33.3%, respectively, compared to $0.4 million and 15.5% and $0.9 million and 18.7%, respectively, for the same periods a year ago. The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results for the three and nine month periods ended September 26, 2014 compared to the same period in 2013.

During the third quarter of 2014, the Company weighed both positive and negative evidence and concluded that a full valuation allowance on its California and Oregon deferred tax assets in the amount of $1.6 million was appropriate. Among the negative evidence was the declaration of bankruptcy of a key customer during the third quarter of 2014 and its impact on the Company’s ability to realize the benefit of the net operating losses in those states. As such, management concluded that it was not more likely than not that the California and Oregon deferred tax assets will be realized. As of September 26, 2014, the Company also maintained a full valuation allowance of $0.6 million on one of its China subsidiaries as the Company continues to believe it is not more likely than not that the deferred tax asset will be realized. In order to reverse a valuation allowance, accounting principles generally accepted in the United States of America suggest that the Company review the cumulative income/loss in recent years as well as determine the Company’s ability to generate sufficient future taxable income to realize the Company’s net deferred tax assets.

The Company earns a significant amount of its operating income outside the United States, which is deemed to be indefinitely reinvested in foreign jurisdictions. As a result, most of the Company’s cash is held by foreign subsidiaries. The Company currently does not intend nor foresee a need to repatriate these funds to the U.S. The Company expects existing domestic cash and cash flows from operations to continue to be sufficient to fund its domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If the Company should require more capital in the U.S. than is generated by its domestic operations, for example to fund significant discretionary activities such as business acquisitions, the Company could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or dilution of earnings. The Company has borrowed funds domestically and continues to believe it will have the ability to do so at reasonable interest rates. The Company does not provide for U.S. taxes on its undistributed earnings of foreign subsidiaries that it intends to invest indefinitely outside the U.S., unless such taxes are otherwise required under U.S. tax law. In 2013, the Company determined that a portion of the current year and future year earnings of one of its China subsidiaries may be remitted in the future to one of its foreign subsidiaries outside of Mainland China and, accordingly, the Company provided for the related withholding taxes in its condensed consolidated financial statements. If the Company changes its intent to reinvest its undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previous anticipated remaining unremitted foreign earnings, the Company could be required to accrue or pay U.S. taxes on some or all of these undistributed earnings. As of September 26, 2014, the Company had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $57.0 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	Nine months ended
	September 26,	September 27,
	2014	2013
Balance as of the beginning of period	$165	$109
Increase (decrease) related to current year tax positions	180	(22)

Balance as of the end of period	$345	$87

The Company’s gross liability for unrecognized tax benefits as of September 26, 2014 and December 27, 2013 was $0.3 million and $0.2 million, respectively. Increases or decreases to interest and penalties on uncertain tax positions are included in income tax provision in the condensed consolidated statements of operations. Interest related to uncertain tax positions was immaterial for each of the three and nine month periods ended September 26, 2014 and September 27, 2013, respectively. Although it is possible some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

The determination of the Company’s tax provision is subject to judgments and estimates. The carrying value of the Company’s net deferred tax assets, which is made up primarily of tax deductions and net operating loss carryforwards, assumes the Company will be able to generate sufficient future income to fully realize the income tax benefit. In determining whether the realization of these deferred tax assets may be impaired, the Company makes judgments with respect to whether the Company is likely to generate sufficient future taxable income to realize these assets. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on the Company’s results of operations and financial position.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company’s 2011 through 2013 federal income tax returns are open to audit through the statute of limitations by the Internal Revenue Service. The Company’s 2009 through 2013 state income tax returns are open to audit by the California Franchise Tax Board. The Company is also subject to examination in various other jurisdictions for various periods. The Company is currently experiencing a tax holiday related to its Singapore subsidiary that will expire for tax years beginning January 2015. The Company’s Singapore subsidiary recorded a net income of $2.5 million and $4.4 million for the three and nine month periods ended September 26, 2014, respectively.

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

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share data):

	Three months ended		Nine months ended
	September 26,	September 27,	September 26,	September 27,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$(5,262)	$2,048	$7,825	$4,053
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	29,477	28,451	29,242	28,265
Shares used in computation — diluted:
Shares used in computing basic net income (loss) per share	29,477	28,451	29,242	28,265
Dilutive effect of common shares outstanding subject to repurchase	—	241	261	365
Dilutive effect of options outstanding	—	287	409	249

Weighted average shares used in computing diluted net income (loss) per share	29,477	28,979	29,912	28,879

Net income (loss) per share — basic	$(0.18)	$0.07	$0.27	$0.14
Net income (loss) per share — diluted	$(0.18)	$0.07	$0.26	$0.14

The Company had securities outstanding which could potentially dilute basic net income (loss) per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive. Such outstanding securities consisted of 575,470 stock options for the quarter ended September 27, 2013, and 268,706 and 996,495 stock options for the nine months ended September 26, 2014 and September 27, 2013 respectively. For the three months period ended September 26, 2014, all potentially dilutive securities outstanding were considered anti-dilutive, and therefore the calculation of basic and diluted net loss per share was the same.

7. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $41.0 million at September 26, 2014.

The Company leases properties domestically in Hayward, California; Austin, Texas, Pflugerville, Texas; Chandler, Arizona; and South San Francisco, California and internationally in China, Singapore and the Philippines. The Company leases certain of its facilities under non-cancelable leases, which expire on various dates through 2022.

As of September 26, 2014, future minimum payments under these operating leases were as follows (in thousands):

Fiscal Year
2014 (remaining in year)	$1,367
2015	5,710
2016	5,021
2017	4,388
2018	3,241
Thereafter	9,817

Total minimum lease payments	$29,544

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

The total minimum lease payments include the Lease Agreement the Company entered into in October 2014 for 4,881 square meters of space located in Singapore. The term of the Lease is for a period of five years expiring February 2020, with an option to extend the term of the agreement for an additional three years.

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

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth revenue by geographic area (in thousands):

	Three months ended		Nine months ended
	September 26,	September 27,	September 26,	September 27,
	2014	2013	2014	2013
United States	$82,310	$76,388	$282,336	$244,476
China	16,035	10,521	52,461	24,954
Singapore	13,277	17,602	43,942	40,094
Other	5,419	2,672	15,203	8,230

	$117,041	$107,183	$393,942	$317,754

At September 26, 2014 and September 27, 2013, approximately $3.9 million and $4.5 million, respectively, of the Company’s net long-lived assets were located in Asia, and the remaining balances were located in the United States.

9. Subsequent Events

On October 6, 2014, a relatively new customer, GT Advanced Technologies, Inc. (GTAT), filed for bankruptcy. This event had an impact on the Company’s earnings for the three and nine months ended September 26, 2014. As of September 26, 2014, the Company believes that the outstanding accounts receivable are uncollectible, the carrying amount of its on-hand inventory related to GTAT has been impaired, and that related non-cancelable inventory commitments related to this customer should be accrued. As a result, approximately $2.8 million of revenue that would have otherwise been recorded for shipments to GTAT during the three months ended September 26, 2014 was not recognized, $1.6 million of account receivables was written off to bad debt expense for shipments made prior to the third quarter of 2014, and approximately $4.6 million of on-hand and non-cancelable inventory commitments was written off to cost of goods sold in the three and nine months ended September 26, 2014.

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

We ship our products to U.S. registered customers with locations both in the U.S. and outside the U.S. In addition to U.S. manufacturing, we manufacture products in our Asian facilities to support local and U.S. based customers. We conduct our operating activities primarily through our wholly owned subsidiaries, Ultra Clean Technology Systems and Service, Inc., American Integration Technologies, LLC, Ultra Clean Technology (Shanghai) Co., Ltd., Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. and Ultra Clean Asia Pacific, Pte Ltd. (Singapore).

Financial Highlights

Sales for the three months ended September 26, 2014, were $117.0 million, an increase of $9.9 million, or 9.2%, from the comparable quarter of 2013. Gross profit for the three months ended September 26, 2014 decreased $5.5 million, to $10.3 million, or 8.8% of sales, from $15.8 million, or 14.8% of sales, for the three months ended September 27, 2013. Total operating expenses for the three months ended September 26, 2014, were $14.3 million, or 12.2% of sales, compared to $12.4 million, or 11.6% of sales, for the three months ended September 27, 2013. We had a net loss of $5.3 million for the three months ended September 26, 2014, compared to net income of $2.0 million for the three months ended September 27, 2013.

Sales for the nine months ended September 26, 2014, were $393.9 million, an increase of $76.2 million, or 24.0%, from the comparable period of 2013. Gross profit for the nine months ended September 26, 2014 increased $9.0 million, to $54.8 million, or 13.9% of sales, from $45.8 million, or 14.4 % of sales, during the comparable period of 2013. Total operating expenses for the nine months ended September 26, 2014, were $41.5 million, or 10.5% of sales, compared to $38.1 million, or 12.0% of sales, for the nine months ended September 27, 2013. We had net income of $7.8 million for the nine months ended September 26, 2014 as compared to $4.1 million for the nine months ended September 27, 2013.

We had significant sales to three customers for the three and nine months ended September 26, 2014, for which each customer accounted for 10% or more of total sales. For a further discussion, see Note 1. Organization and Significant Accounting Policies - Significant Sales to Customers in Notes to Condensed Consolidated Financial Statements above.

On October 6, 2014, a relatively new customer, GT Advanced Technologies, Inc. (GTAT), filed for bankruptcy. This event had an impact on the Company’s earnings for the three and nine months ended September 26, 2014. As of September 26, 2014, the Company believes that the outstanding accounts receivable are uncollectible, the carrying amount of its on-hand inventory related to GTAT has been impaired, and that related non-cancelable inventory commitments related to this customer should be accrued. As a result, approximately $2.8 million of revenue that would have otherwise been recorded for shipments to GTAT during the three months ended September 26, 2014 was not recognized, $1.6 million of accounts receivable was written off to bad debt expense for shipments made prior to the third quarter of 2014 and approximately $4.6 million of on-hand and non-cancelable inventory commitments was written off to cost of goods sold in the three and nine months ended September 26, 2014.

Results of Operations

For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in our quarterly report.

	Three months ended		Nine months ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	91.2%	85.2%	86.1%	85.6%

Gross profit	8.8%	14.8%	13.9%	14.4%
Operating expenses:
Research and development	1.6%	1.3%	1.4%	1.3%
Sales and marketing	2.1%	2.4%	1.9%	2.3%
General and administrative	8.5%	7.9%	7.2%	8.4%

Total operating expenses	12.2%	11.6%	10.5%	12.0%

Income (loss) from operations	(3.4)%	3.2%	3.4%	2.4%
Interest and other income (expense), net	(0.4)%	(0.9)%	(0.4)%	(0.8)%

Income (loss) before provision for income taxes	(3.8)%	2.3%	3.0%	1.6%
Income tax provision	0.7%	0.3%	1.0%	0.3%

Net income (loss)	(4.5)%	2.0%	2.0%	1.3%

Sales

Sales for the three months ended September 26, 2014, were $117.0 million, an increase of $9.9 million, or 9.2%, from $107.2 million in the comparable quarter of 2013. The increase in sales for the three months ended September 26, 2014 when compared to the same period of 2013 reflects an increase in semiconductor sales of $3.4 million and an increase in non-semiconductor sales of $6.5 million. The increase in overall sales in the third quarter of 2014 compared to the third quarter of 2013 is due primarily to an increase in the volume of products shipped, which is attributable to some recovery in customer demand from 2013 levels and, to a lesser degree, to the addition of a relatively new non-semiconductor customer (that subsequently declared bankruptcy in October of 2014). On a geographic basis, sales in the U.S. increased by $5.9 million to $82.3 million, or 70.3% of sales, for the three months ended September 26, 2014 as compared to $76.4 million, or 71.3% of sales for the same period of 2013. Foreign sales increased by $3.9 million to $34.7 million, or 29.7% of sales, for the three months ended September 26, 2014 as compared to $30.8 million, or 28.7% of sales, for the same period of 2013. The increase in foreign sales is due in part to the recovery in customer demand as well as to the addition of the new customer discussed above in Asia (that subsequently declared bankruptcy in October 2014). We expect sales to remain flat in the fourth quarter of fiscal 2014 as compared to the third quarter of fiscal 2014.

Sales for the nine months ended September 26, 2014, were $393.9 million, an increase of $76.2 million, or 24.0%, from $317.7 million in the comparable period of 2013. The increase in sales for the nine months ended September 26, 2014, of which $47.9 million and $28.3 million was attributable to semiconductor and non-semiconductor sales, respectively, was due primarily to an increase in the volume of products shipped, which is attributable to some recovery in customer demand from 2013 levels and, to a lesser degree, to the addition of a new non-semiconductor customer beginning in first quarter of 2014 (that subsequently declared bankruptcy in October of 2014). Sales in the U.S. for the nine months ended September 26, 2014 increased $37.9 million to $282.3 million while sales in Asia increased $38.3 million to $111.6 million due in part to the recovery in customer demand as well as to the addition of the new customer discussed above in Asia (that subsequently declared bankruptcy in October of 2014).

Gross Profit

Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold. Gross profit for the three months ended September 26, 2014 decreased $5.5 million to $10.3 million, or 8.8% of sales, from $15.8 million, or 14.8% of sales, for the three months ended September 27, 2013. Gross profit for the nine months ended September 26, 2014, increased $9.0 million to $54.8million, or 13.9% of sales, from $45.8 million, or 14.4% of sales, for the nine months ended September 27, 2013. The decrease in absolute dollars of gross profit when comparing the three month period ended September 26, 2014 with the same period in 2013 is due primarily to the declaration of bankruptcy of one of our customers whereby, the cost of sales associated with the goods shipped to this customer did not have corresponding revenues and the on-hand and non-cancelable inventory commitments related to this customer of $4.6 million was charged to cost of goods sold. The increase in gross profit when comparing the nine month period ended September 26, 2014 with the same period in 2013 is primarily due to higher sales volume, a sales mix which included higher margin products and certain improvements in operational efficiencies at our manufacturing locations in the U.S., which typically deliver lower margins due to higher labor and overhead costs, offset to a degree by the charges in the third quarter as described above related to the declaration of bankruptcy of one of our customers. We expect gross profit to be higher in the fourth quarter of 2014 compared to the prior quarter as we do not expect further charges related to the declaration of bankruptcy of one of our customers in the fourth quarter of 2014 while we expect sales to be relatively flat on a comparative basis.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the three months ended September 26, 2014, increased $0.4 million, or 28.1%, to $1.8 million, or 1.6% of sales, compared to $1.4 million, or 1.3% of sales in the comparable period in 2013. Research and development expense for the nine months ended September 26, 2014 increased $1.2 million, or 29.2%, to $5.4 million, or 1.4% of sales, compared to $4.2 million, or 1.3% of sales in the comparable period in 2013. The increases in absolute dollars for research and development expenses when comparing the three and nine month periods ended September 26, 2014 with the comparable periods in 2013 was due primarily to the timing of reassignment of existing resources to research and development activities and, to a lesser degree, to an increase in headcount.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the three months ended September 26, 2014 decreased $0.1 million, or 2.7%, to $2.5 million, or 2.1% of sales, compared to $2.6 million, or 2.4% of sales, in the comparable period of 2013. Sales and marketing expenses for the nine months ended September 26, 2014, increased $0.4 million to $7.7 million, or 1.9% of sales, compared to $7.3 million, or 2.3% of sales in the comparable period of 2013. The decrease in sales and marketing expense for the three month period ended September 26, 2014 compared to the same period in the prior year is primarily due to the benefit of an increase in employee time off taken partially offset by higher commissions on higher revenues during the third quarter of 2014. The increase in sales and marketing expense for the nine month period ended September 26, 2014 compared to the same period in the prior year is primarily due to higher salaries and commissions resulting from higher headcount and revenues, respectively.

General and Administrative Expense

Our general and administrative expense has historically consisted primarily of salaries and overhead associated with our administrative staff, professional fees and amortization of our intangible assets. General and administrative expense increased approximately $1.5 million, or 17.7%, for the three months ended September 26, 2014, to $10.0 million, or 8.5% of sales, compared with $8.5 million, or 7.9% of sales, in the comparable period of 2013. General and administrative expense increased approximately $1.8 million, or 6.7%, for the nine months ended September 26, 2014, to $28.4 million, or 7.2% of sales, compared with $26.6 million, or 8.4% of sales, in the comparable period of 2013. The increase in absolute dollars when comparing the three and nine months ended September 26, 2014 with the comparable periods in 2013 is primarily due to the write-off of $1.6 million of accounts receivable from GTAT, that declared bankruptcy in October 2014 offset by a decrease in the amortization of finite-lived intangibles associated with the AIT acquisition.

Interest and Other Income (Expense), net

Interest and other income (expense), net, for the three and nine months ended September 26, 2014, was $(0.4) million and $(1.5) million, respectively, compared to $(1.0) million and $(2.7) million, respectively, in the comparable period of 2013. The decrease in net expense for the comparable periods is primarily due to a decrease in interest expense resulting from lower average debt balances during the periods presented.

Income Tax Provision

Our tax expense and effective tax rate for the three months ended September 26, 2014 and September 27, 2013 was $0.9 million and 19.6%, and $0.4 million and 15.5%, respectively. Our tax expense and effective tax rate for the nine months ended September 26, 2014 and September 27, 2013 was $3.9 million and 33.3%, and $0.9 million and 18.7%, respectively. The change in respective rates for both comparative periods reflects, primarily, a change in the geographic distribution of our world-wide earnings in foreign jurisdictions with lower tax rates or tax holidays as well as certain discrete tax items in the first, second and third quarters of 2014 which increased our tax expense when compared to the same periods in 2013.

During the third quarter of 2014, the Company weighed both positive and negative evidence and concluded that a full valuation allowance on its California and Oregon deferred tax assets in the amount of $1.6 million was appropriate. Among the negative evidence was the declaration of bankruptcy of a key customer during the third quarter of 2014 and its impact on the Company’s ability to realize the benefit of the net operating losses in those states. As such, management concluded that it was not more likely than not that the California and Oregon deferred tax assets will be realized and recorded a tax charge of $1.6 million in the third quarter 2014.

For the three and nine months ended September 26, 2014, we determined that a portion of the current year earnings of one of our China subsidiaries will be remitted in the future to one of our foreign subsidiaries outside of Mainland China and, accordingly, we provided for the related foreign withholding taxes in our condensed consolidated financial statements. Accordingly, no provision for U.S. taxes has been provided with respect to these unremitted earnings. If we change our intent to reinvest our undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previously anticipated remaining unremitted foreign earnings, we could be required to accrue or pay U.S. taxes on some or all of these undistributed earnings.

Liquidity and Capital Resources

We have required capital principally to fund our acquisitions and working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of September 26, 2014, we had cash of $75.1 million compared to $60.4 million as of December 27, 2013. Our cash and cash equivalents, as well as cash generated from operations, was our principal source of liquidity as of September 26, 2014.

For the nine months ended September 26, 2014, we generated cash from operating activities of $24.2 million compared to $33.7 million for the comparable period of 2013. Operating cash flows in the nine months ended September 26, 2014, included $9.4 million of non-cash activity comprised of depreciation, amortization of intangibles, stock compensation expense and amortization of debt issuance costs. Cash generated from operating activities included decreases in accounts receivable, inventory, deferred income taxes and other non-current assets of $10.0 million, $8.6 million, $1.8 million and $0.2 million, respectively and an increase in other liabilities of $0.2 million offset by increases in prepaid and other of $1.8 million and decreases in accounts payable and accrued compensation and related benefits of $11.4 million and $0.7 million, respectively. The net cash used for inventory and accounts payable totaled $2.8 million, which reflects the decrease in inventory of $4.6 million related to the declaration of bankruptcy of a relatively new customer in October 2014, for the nine months ended September 26, 2014 compared to cash provided for inventory and accounts payable of $18.8 million for the comparative period in 2013 and was due primarily to an increase in expected customer demand during the nine months ended September 26, 2014 compared to the prior year’s comparable period. Our cash flows from operations in any given period are largely driven by the timing of sales, the collection of accounts receivable and the payment of accounts payable.

Net cash used in investing activities for the nine months ended September 26, 2014 was approximately $1.9 million and consisted of capital expenditures of $2.1 million and the disposal of equipment of $0.1 million in Asia. These investments are driven by the timing of our capital expenditures budget.

Net cash used in financing activities for the nine months ended September 26, 2014 was $7.5 million compared to net cash used of $19.9 million for the comparable period of 2013. For the nine months ended September 26, 2014, our net cash used in financing activities was due primarily to principal payments of $36.0 million and $7.5 million on our revolver and term loan, respectively which was offset by the $35.5 million proceeds from additional borrowing from our revolver under our credit facility. In addition, we received proceeds of $1.8 million related to the issuance of common stock due primarily to exercises of employee stock options offset by payments of $1.4 million associated with employees’ taxes paid upon vesting of restricted stock units.

We anticipate that our existing cash balance and operating cash flow will be sufficient to service our indebtedness and meet our working capital requirements and technology development projects for at least the next twelve months. The adequacy of these resources to meet our liquidity needs beyond that period will depend on our growth, the state of the worldwide economy, our ability to meet our financial covenants under our credit facility, the cyclical expansion or contraction of the semiconductor capital equipment industry and the other industries we serve and capital expenditures required to meet possible increased demand for our products. As of September 26, 2014, approximately $58.9 million of non-U.S. cash and cash equivalents held by foreign subsidiaries may be subject to U.S. taxes if repatriated for U.S. operations. Of this amount, we intend to permanently reinvest all of these funds outside of the U.S. and we do not plan to repatriate these funds.

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

At our option, borrowings under the Term Loan and Revolving Credit Facility (subject to certain limitations) bear interest at either a base rate or at the London Interbank Offered Rate (“LIBOR”) (with the LIBOR being adjusted for certain Eurocurrency reserve requirements, if any, as described in the Credit Agreement), plus, in each case, an applicable margin based on our consolidated leverage ratio. All loans described above made on July 3, 2012 were initially base rate loans, carrying interest of 3.75%. As of September 26, 2014, the interest rate on the Term loan and Revolving Credit Facility was 3.75%. The effective interest rates will be slightly higher due to the incurrence of certain loan-related costs of approximately $1.9 million that are treated as deferred interest and amortized over the life of the loan.

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

We were in compliance with all covenants for the quarter ended September 26, 2014.

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

As of September 26, 2014, the outstanding amounts under our Term Loan and Revolving Credit Facility were $19.2 million and $28.3 million, respectively, which are net of unamortized debt issuance costs of $0.9 million for a total debt balance of $47.5 million. We analyzed the Credit Agreement and determined that the outstanding balance of Revolving Credit Facility debt should be classified as short-term due to acceleration clauses in the agreement.

Capital Expenditures

Capital expenditures were $2.1 million in the nine months ended September 26, 2014. The Company’s anticipated capital expenditures for the remainder of 2014 are anticipated to be financed through cash from operations.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relations with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Other than operating leases for certain equipment and real estate and purchase order commitments primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the arrangements described under “Borrowing Arrangements” above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of September 26, 2014 (in thousands):

	Remainder of 2014	2015	2016	2017	2018	2019 and Thereafter	Total
Operating leases (1)	$1,367	$5,710	$5,021	$4,388	$3,241	$9,817	$29,544
Borrowing arrangements (2)	30,844	10,000	7,500	—	—	—	48,344
PO commitments	40,976	—	—	—	—	—	40,976

Total	$73,187	$15,710	$12,521	$4,388	$3,241	$9,817	$118,864

(1)	Operating lease obligations reflects (a) the lease for our headquarters facility in Hayward, California that expires in 2022; (b) the leases for manufacturing facilities in South San Francisco that expire in 2018; (c) the leases for manufacturing facilities in China, Singapore and the Philippines that expire in 2014 thru 2017; (d) the lease for a manufacturing facility in Singapore that was entered into in October 2014 that expire in 2023; (e) the leases for manufacturing facilities in Austin, Texas that expire in 2016; (f) the leases for manufacturing facilities in Chandler, Arizona that expire in 2015 through 2017; and (g) the leases for manufacturing facilities in Pflugerville, Texas that expire in 2018. We have options to renew certain of the leases in South San Francisco, Hayward, Austin and Singapore which we expect to exercise.
(2)	Amounts reflect principal obligations under our Credit Facility before $0.9 million of unamortized debt issuance costs, under which $20.0 million is outstanding under the Term Loan and approximately $28.3 million is outstanding under the Revolving Credit Facility as of September 26, 2014. The Term Loan must be repaid in consecutive quarterly installments of $2.5 million and with the balance of the outstanding principal amount of the Term Loan due at the final maturity, which is July 3, 2016. The Revolving Credit Facility is available for the four-year period beginning on July 3, 2012; however, we analyzed the Credit Agreement and determined that the outstanding balance of the Revolving Credit Facility should be classified as short-term due to the acceleration clauses in the agreement. Accordingly, all amounts due under the Revolving Credit Facility are reflected in the 2014 column. See Borrowing Arrangements above.

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

Interest Rates

Our interest rate risk relates primarily to our debt which totals $47.5 million, net of debt issuance costs of $0.9 million, as of September 26, 2014, and carries interest rates pegged to either the prime rate or LIBOR. An immediate increase in interest rates of 100 basis points would increase our interest expense by approximately $0.1 million per quarter. This would be partially offset by increased interest income on our invested cash. Conversely, an immediate decline of 100 basis points in interest rates would decrease our interest expense by approximately $0.1 million per quarter. This would be partially offset by decreased interest income on our invested cash.

ITEM 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon our evaluation, we concluded that our disclosure controls and procedures were effective as of September 26, 2014.

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

A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. As a group, three customers accounted for 74.1% and 75.0% of our sales for the three and nine months period ended September 26, 2014, and we expect that our sales will continue to be concentrated among a small number of customers. In addition, our customer contracts generally do not require customers to place any orders with us. Accordingly, the success of our business depends on OEMs continuing to outsource the manufacturing of critical subsystems to us. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers, whether due to their decision to not continue to outsource all or a portion of their critical subsystems for their capital equipment, their giving market share to our competitors or for other reasons, such as such customer’s bankruptcy or insolvency or decreased demand for such customer’s product. We have in the past lost business from customers who have taken the manufacturing of our products in-house or given market share to our competitors. For example, we terminated our manufacturing services to FEI Company at the beginning of our second quarter of fiscal 2012. In addition, we announced in the third quarter of fiscal 2012 that one of our larger semiconductor equipment customers had decided to in-source a portion of its gas panel business. Further, since our customers generally own the designs and other intellectual property to the products we manufacturer, we cannot prevent them from licensing such designs and other intellectual property to our competitors for the manufacture of such products. If we are unable to replace revenue from customers who determine to take subsystem assembly in-house or give market share to our competitors, such events could have a material adverse impact on our financial position and results of operation.

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

We rely to a significant extent on OEM customers, whose business, in turn, depends largely on consumer spending and capital expenditures by businesses. Continuing uncertainty regarding the global economy continue to pose challenges to our business. Economic uncertainty and related factors, including unemployment levels, uncertainty in European debt markets, fiscal and political uncertainty in the United States, market volatility and the slow rate of recovery of many countries from recent recessions, exacerbate negative trends in business and consumer spending and may cause certain of our customers to push out, cancel, or refrain from placing orders for products or services, which may reduce sales and materially affect our results of operation and financial condition. Difficulties in obtaining capital, uncertain market conditions, or reduced profitability may also cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, leading to customers’ reduced research and development funding and/or capital expenditures and, in turn, lower orders from our customers and/or additional slow moving or obsolete inventory or bad debt expense for us. These conditions may also similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for our products or require us to either procure products from high-cost suppliers, or if no additional suppliers exist, to reconfigure the design and manufacture of our products, and we may be unable to fulfill some customer orders. For example, on October 6, 2014, one of our new customers GT Advanced Technologies (GTAT), filed for bankruptcy under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Hampshire which we determined impaired the collectability of our outstanding accounts receivable as well as the value of our on-hand inventory related to GTAT and also resulted in a charge for non-cancelable vendor commitments.

We have significant existing indebtedness; the restrictive covenants under our credit agreement or other limitations on financing may limit our ability to expand or pursue our business strategy or make capital expenditures; if we are forced to pay some or all of our indebtedness prior to its maturity, our financial position could be severely and adversely affected.

We have significant outstanding indebtedness. On July 3, 2012, we refinanced our prior credit facility and entered into our current credit agreement with Silicon Valley Bank, U.S. Bank National Association and HSBC Bank. The current credit agreement provides for a term loan in an aggregate principal amount of $40.0 million and a revolving credit facility in an aggregate principal amount of $40.0 million. On July 3, 2012, we borrowed $40.0 million under the term loan and $39.8 million under the revolving credit facility to finance our acquisition of AIT and repay Silicon Valley Bank as lender under our prior credit facility. As of September 26, 2014, the long-term portion of our outstanding indebtedness, net of debt issuance costs, under our credit facility was $9.6 million, and the short-term portion was $37.9 million.

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

We made capital expenditures of approximately $2.1 million and $2.3 million during the nine months ended September 26, 2014 and September 27, 2013, respectively, related to our manufacturing facilities in the United States, China and Singapore. In addition, we make strategic acquisitions of complementary businesses from time to time. For example, we acquired AIT in July 2012 for approximately $75.3 million in cash and 4.5 million newly issued shares of our common stock valued at $29.6 million. The cash portion of the merger consideration was financed through the credit facility described above. The amount of our future capital requirements or strategic acquisitions will depend on many factors, including:

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

We had $75.1 million in cash and cash equivalents and $11.5 million of borrowings available under our Revolving Credit Facility as of September 26, 2014. In addition, as of September 26, 2014, $58.9 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations or to fund capital expenditures or other strategic acquisitions in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

Given our significant existing leverage, limited availability under our current revolving line of credit and the potential tax effects of repatriating foreign cash or other factors, we may need to raise additional funds through public or private equity or debt financing if our current domestic cash and cash flow from operations are insufficient to fund our future activities. We may not be able to obtain additional debt financing when and if necessary in a timely manner. Access to capital markets has, in the past, been unavailable to companies such as ours and there can be no assurance that we would be able to complete an equity or other financing with terms satisfactory to us or at all. In addition, equity financings could be dilutive to holders of our common stock, and debt financings would likely involve additional covenants that restrict our business operations. Any potential strategic acquisition or significant capital expenditure may also require the consent of our existing lenders. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities, including potential acquisitions, grow our business or respond to competitive pressures or unanticipated requirements, any of which could adversely affect our business, operating results and financial condition.

Our quarterly revenue and operating results fluctuate significantly from period to period, and this may cause volatility in our common stock price.

Our quarterly revenue and operating results, including our gross margins, have fluctuated significantly in the past, and we expect them to continue to fluctuate in the future for a variety of reasons which may include:

•	demand for and market acceptance of our products as a result of the cyclical nature of the industries we serve or otherwise, often resulting in reduced sales during industry downturns and increased sales during periods of industry recovery or growth;

•	overall economic conditions;

•	changes in the timing and size of orders by our customers;

•	the loss of business from one or more significant customers, including due to strategic decisions by our customers to terminate their outsourcing relationship with us or give market share to our competitors, or due to decreased demand for our customers’ products by end customers;

•	strategic consolidation by our customers;

•	cancellations and postponements of previously placed orders;

•	pricing pressure from either our competitors or our customers, resulting in the reduction of our product prices, margins or loss of market share;

•	disruptions or delays in the manufacturing of our products or in the supply of components or raw materials that are incorporated into or used to manufacture our products, thereby causing us to delay the shipment of products;

•	decreased margins for several or more quarters following the introduction of new products, especially as we introduce new subsystems;

•	delays in ramp-up in production, low yields or other problems experienced at our manufacturing facilities in China;

•	changes in design-to-delivery cycle times;

•	inability to reduce our costs quickly in step with reductions in our prices or in response to decreased demand for our products;

•	changes in our mix of products sold;

•	write-offs of excess or obsolete inventory, including due to a customer’s bankruptcy or insolvency;

•	one-time expenses or charges associated with failed acquisition negotiations or completed acquisitions;

•	an inability to control our operating costs consistent with target levels;

•	announcements by our competitors of new products, services or technological innovations, which may, among other things, render our products less competitive; and

•	geographic mix of customer orders or worldwide earnings.

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

We generated approximately 29.5% and 28.2% of our total sales in international markets for the nine months ended September 26, 2014 and September 27, 2013, respectively. Depending on market conditions, we intend to expand our operations in Asia, principally in China and Singapore. In addition, through our acquisition of AIT, we acquired a manufacturing facility in Cebu, Philippines. The net carrying amount of our fixed assets in Asia was $3.9 million as of September 26, 2014.

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

Our revenue is difficult to forecast because we generally do not have a material backlog of unfilled orders and because of the short time frame within which we are often required to design, produce and deliver products to our customers. Most of our revenue in any quarter depends on customer orders for our products that we receive and fulfill in the same quarter. We do not have long-term purchase orders or contracts that contain minimum purchase commitments from our customers. Instead, we receive non-binding forecasts of the future volume of orders from our customers. Occasionally, we order and build component inventory in advance of the receipt of actual customer orders. Customers may cancel order forecasts, change production quantities from forecasted volumes or delay production for reasons beyond our control. Furthermore, reductions, cancellations or delays in customer order forecasts, which may occur for various reasons, including reduced demand for our customers’ products, customer bankruptcies or customer insolvency, usually occur without penalty to or compensation from, the customer. Reductions, cancellations or delays in forecasted orders could cause us to hold inventory longer than anticipated, which could reduce our gross profit, restrict our ability to fund our operations and cause us to incur unanticipated reductions or delays in revenue. Moreover, most of the products we manufacture are custom built for our customers and are therefore not fungible with products we sell to other customers. If we do not obtain orders as we anticipate, we could have excess component inventory for a specific product that we would not be able to sell to another customer, likely resulting in inventory write-offs, which could have a material adverse effect on our business, financial condition and operating results. In addition, because many of our costs are fixed in the short term, we could experience deterioration in our gross profit and operating margins when our production volumes decline.

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

If our new products are not accepted by OEMs or other customers or if we are unable to maintain historical margins on our new products, our operating results would be adversely impacted.

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

Interruption or failure of our information technology and communications systems could impair our ability to effectively deliver our products, which could cause us to lose customers and harm our results of operations.

The manufacture and delivery of our products depends on the continuing operation of our technology infrastructure and systems, particularly our data center located in California. Any damage to or failure of our systems could result in interruptions in our ability to manufacture or deliver products on agreed upon lead times, or at all, on a local or worldwide basis. Interruptions could reduce our sales and profits, and our reputation could be damaged if people believe our systems are unreliable. Our systems and operations are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, break-ins, hardware or software failures, telecommunications failures, computer viruses or other attempts to harm our systems, and similar events. The critical components of the system are not redundant and we currently do not have a backup data center. Accordingly, while we are in the process of creating a backup data center outside California which is estimated to be completed in the second quarter of 2015, the risk associated with earthquakes, fire, power loss, telecommunications failure, and other events beyond our control is heightened.

Any unscheduled interruption in our manufacturing or deliveries would result in an immediate loss of sales and could have a material adverse effect on our results of operation and financial position. If we experience frequent or persistent system failures, the attractiveness of our products to customers could be permanently harmed. Any steps we take to increase the reliability and redundancy of our systems may be expensive, reduce our operating margin and may not be successful in reducing the frequency or duration of unscheduled interruptions.

The success of our merger with AIT will depend, among other things, on successfully maintaining or improving relationships with AIT’s customers and motivating and retaining AIT’s employees, and any failure to integrate successfully the businesses of Ultra Clean and AIT will adversely affect the combined company’s future results.

Our acquisition of AIT in the third quarter of fiscal 2012 was a significant acquisition to us and the largest acquisition in our history. The success of our merger with AIT will depend, in large part, on the ability of the combined company to realize the anticipated benefits of the transaction, including combined capabilities and resources, maintaining relationships with customers and, to a lesser extent, annual net operating synergies. To realize these anticipated benefits, the combined company must successfully integrate the pre-existing businesses of Ultra Clean and AIT. Our efforts to fully integrate two companies that previously operated independently have resulted in significant challenges and may continue to result in significant challenges, and we may be unable to complete the integration smoothly or successfully. The failure to integrate successfully and to manage successfully the challenges presented by the integration process and the on-going operations of the combined business may result in the combined company’s failure to achieve some or all of the anticipated benefits of the merger. In particular, like us, AIT’s pre-existing business was concentrated in a small number of customers who do not have long-term purchase orders or contracts that contain minimum purchase commitments. Thus, while our acquisition of AIT gave us access to new customers, it did not reduce our customer concentration. AIT’s customers may reduce or cease doing business with the combined company in favor of our competitors or taking our business in-house. The failure to maintain important customer relationships could have a material adverse effect on the business, financial condition or results of operations of the combined company. The integration has also required combining personnel with varied business backgrounds and combining businesses with different corporate cultures, processes and objectives. AIT had its own unique business culture and business processes that continue to undergo change in the process of integrating the businesses of the combined company. These changes have resulted, in some cases, in employee dissatisfaction and attrition, including with respect to AIT’s former senior personnel, and could result in further dissatisfaction and attrition, as well as operational inefficiencies or increased operating costs that have a material adverse impact on the combined company’s results of operation and financial condition.

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

We had $55.9 million of goodwill recorded on our consolidated balance sheet as of September 26, 2014. Goodwill represents the excess of cost over the fair market value of net tangible and finite lived, identifiable intangible assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. During the fourth quarter of each year, we perform an annual review of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our financial results and net worth could be materially adversely affected.

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

Our business is particularly dependent on expertise which only a limited number of engineers possess. The loss of any of our key employees and officers, including our Chief Executive Officer, our Chief Financial Officer or any of our Senior Vice Presidents, or the failure to attract and retain new qualified employees, could adversely affect our business, operating results and financial condition. Further, in March 2014, Gino Addiego, our President and Chief Operating Officer, resigned. If we are unable to successfully transition Mr. Addiego’s role and responsibilities to one or more qualified individuals, our business, financial results and financial position could be materially adversely affected.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us and our independent registered public accounting firm to evaluate and report on our internal control over financial reporting. The process of designing, implementing, maintaining and updating our internal controls and complying with Section 404 is expensive and time consuming, and requires significant attention from management and company resources. In addition, beginning as of the fiscal year ended December 27, 2013, we are required to evaluate and report on AIT’s internal controls and the attestation report we are required to obtain from our independent registered public accounting firm must include AIT’s internal control over financial reporting. Integrating AIT’s internal control framework into the Company and upgrading AIT’s controls to comply with the Sarbanes-Oxley Act has required substantial resources, and we cannot assure you that we will be able to successfully or effectively maintain adequate controls over our financial processes at AIT or for our consolidated business. In addition, even though we concluded, and our independent registered public accounting firm concurred, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 27, 2013, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements, and our internal control may not be effective as of future periods. Failure to maintain existing or implement new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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

(a) Exhibits

The following exhibits are filed with this current Report on Form 10-Q for the quarter ended September 26, 2014:

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

Date: November 3, 2014

	By:	/S/ CLARENCE L. GRANGER
	Name:	Clarence L. Granger
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer and duly authorized signatory)

Date: November 3, 2014

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