Form 10-K
period 2014-12-26
Ultra Clean Holdings, Inc.
filed 2015-03-11
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2014

or

☐	TRANSITION REPORT PURSUANT TO SEC TION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 27, 2014 as reported on the NASDAQ Global Market, was approximately $251.0 million. Shares of common stock held by each executive officer and director have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

Number of shares of the registrant’s common stock outstanding as of February 27, 2015: 31,771,376

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2015 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 26, 2014.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will be,” “will continue,” “will likely results,” variations of such words, and similar expressions are intended to identify such forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, but are not limited to, statements concerning the following: projections of our financial performance, our anticipated growth and trends in our business, levels of capital expenditures, the adequacy of our capital resources to fund operations and growth, our ability to compete effectively with our competitors, our strategies and ability to protect our intellectual property, future acquisitions, customer demand, our manufacturing and procurement process, employee matters, supplier relations, foreign operations (including our operations in China and Singapore), the legal and regulatory backdrop (including environmental regulation), our exposure to market risks and other characterizations of future events or circumstances described in this Annual Report. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Item 1.	Business

Overview

Ultra Clean Holdings, Inc. (“UCT”) was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Service Inc. Ultra Clean Technology Systems and Service, Inc. was founded in 1991 by Mitsubishi Corporation and was operated as a subsidiary of Mitsubishi until November 2002, when it was acquired by UCT. UCT became a publicly traded company in March 2004. In June 2006, we completed the acquisition of Sieger Engineering, Inc. to better enhance our position as a subsystem supplier to the semiconductor, research, flat panel, energy and medical equipment industries. Ultra Clean Technology (Shanghai) Co., Ltd and Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. were established in 2005 and 2007, respectively, to facilitate our operations in China. Ultra Clean Asia Pacific, Pte, Ltd. (Singapore), was established in fiscal year 2008 to facilitate our operations in Singapore. In July 2012, we acquired American Integration Technologies LLC (“AIT”) to immediately add to our customer base in the semiconductor and medical spaces and to provide additional manufacturing capabilities. In November 2014, we launched our 3D printing business in Singapore through a $40,000 acquisition of a privately held company, Prototype Asia, to develop additive manufacturing capability for our customer base. In February 2015, we acquired substantially all of the assets of Marchi Thermal Systems, Inc. (“Marchi”), a designer and manufacturer of specialty heaters, thermocouples and temperature controllers, for approximately $30.0 million in cash and 1,437,500 shares of newly issued common stock for a total purchase price of approximately $44.0 million. Our primary reason for this acquisition was to expand our capabilities with our existing semiconductor equipment customers, increase our footprint in this market and bring about earlier engagement of new products and next generation equipment. We financed the cash portion of the acquisition by borrowing a total of $29.7 million under a new senior secured credit facility, under which we also borrowed $46.5 million to pay off the total outstanding loan balance from our existing credit facility. Following the acquisition of Marchi, our cash and cash equivalents totaled approximately $77.4 million and total debt was approximately $76.2 million. See further discussion of the new borrowing arrangements in Note 5 to the Notes to Consolidated Financial Statements.

We are a leading developer and supplier of critical subsystems for Original Equipment Manufacturers (OEMs) primarily in the semiconductor capital equipment industry. We also leverage the specialized skill sets required to support semiconductor equipment to serve technologically similar markets in the consumer, medical, energy, industrial, flat panel and research industries collectively referred to as “Other Addressed Industries”. We develop, design, prototype, engineer, manufacture and test systems and subsystems which are highly specialized and integral to our customers products.

We provide our customers with complete solutions that combine our expertise in design, scan, assembly, test, component characterization and highly flexible global manufacturing operations with excellence in quality control and financial stability. Our global footprint helps us to drive down total manufacturing costs, reduce design-to-delivery cycle times and maintain high quality standards for our customers. We believe these characteristics provide global solutions for our customers’ growing product demands. We have shipped a majority of our products to U.S. registered customers with locations both in and outside the U.S. In addition to U.S. manufacturing, we manufacture products in our Asian facilities to support local and U.S. based customers. We conduct our operating activities primarily through our wholly owned subsidiaries, Ultra Clean Technology Systems and Service, Inc., AIT LLC, Ultra Clean Technology (Shanghai) Co., Ltd., Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd., Ultra Clean Asia Pacific, Pte Ltd. (Singapore), and subsequent to February 2015, Marchi. Our international sales represented 29.6%, 28.5% and 22.2% of sales for fiscal years 2014, 2013 and 2012, respectively. See Note 10 to the Notes to Consolidated Financial Statements for further information about our geographic areas.

The newly acquired company, Marchi, is a leader in custom design and manufacture of heaters, sensors, and controllers. Marchi delivers flexible heating elements and thermal solutions to our customers. Heaters are a critical component in many types of semiconductor capital equipment. We believe heaters are increasingly critical in equipment design for the most advanced semiconductor nodes.

Our Solution

We are a global leader in the design, engineering, and manufacture of production tools, modules and subsystems for the semiconductor capital equipment industry and industry segments with similar requirements including consumer, medical and flat panel display. Our focus is on providing specialized engineering and manufacturing solutions for these applications. We enable our customers to realize lower manufacturing costs and reduced design-to-delivery cycle times while maintaining high quality standards. We offer our customers:

•	A vertically integrated outsourced solution for complex highly configurable systems. We provide our OEM customers a complete outsourced solution for the development, design, component sourcing, prototyping, engineering, turnkey manufacturing and testing of advanced systems. We utilize our machining, sheet metal, and frame fabrication capabilities with highly specialized engineering, global supply chain management, and assembly capabilities to produce high performance products that are customized to meet the needs of our customers, as well as their respective end users. We minimize the overall number of suppliers and manage our global supply chain logistics to reduce inventory levels that our customers would otherwise be required to manage.

•	Improved design-to-delivery cycle times. Our strong relationships with our customers and familiarity with their product requirements and the ever changing needs of their customer base, helps us reduce their design-to-delivery cycle times. We have optimized our supply chain management, design and manufacturing coordination and controls to respond rapidly to order requests enabling us to decrease design-to-delivery cycle times for our customers. Because our engineers work closely with our customers’ engineers and understand the fabrication, assembly and test of their products, we often can improve their design for manufacturability, thereby improving their cost, quality and consistency.

•	Component neutral design and manufacturing. We do not manufacture active components such as mass flow controllers. Our component neutral position enables us to recommend components on the basis of technology, performance and cost and to optimize our customers’ overall designs based on these criteria. Furthermore, our neutral approach allows us to maintain close relationships with a wide range of component suppliers.

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

•	Increased integration with OEMs through local presence. Our local presence in close proximity to the facilities of most of our OEM customers enables us to remain closely integrated with their design, development and implementation teams. This level of integration enables us to respond quickly and efficiently to customer changes and requests.

•	Precision machining capabilities. We manufacture high quality, precision machined parts using equipment capable of efficiently providing complex parts with exacting tolerance. Our diverse precision fabrication equipment enables us to manufacture a broad range of machined parts using a broad range of materials, from exotic metals to basic plastics. Our manufacturing capabilities include horizontal and vertical milling, turning and welding, amongst numerous others. We own and operate advanced machining and fabrication systems at multiple sites in the U.S. and Asia.

•	Precision Frame Fabrication. We design and manufacture frames using tubing or sheet metal in all sizes with exacting standards to meet and exceed our customers’ needs. We utilize over 25 years of experience in the fabrication of complex frames to provide the cost competitive edge in our vertical integration model.

•	Precision Sheet Metal Fabrication. Our ability to provide complete sheet metal solutions for our customers enables us to support prototype to volume production, from brackets to sheet metal frames, and from structural to high quality cosmetic finishing of the final product. Our automated equipment and design capabilities allow us to develop accurate prototype and final production products for our customers.

•	3D Printing of Prototype Parts for Engineers. Our acquisition of Prototype Asia enables us to produce molds and fixtures for quick-turn production and to provide complex parts that cannot otherwise be manufactured.

•	Custom Fabricated Heaters. Our acquisition of Marchi, enables us to design and manufacture heaters, sensors, and controllers for precise temperature control. These products are complementary to our gas delivery systems.

Our Strategy

Our objective is to maintain our position as a leading solutions provider in the markets we serve, primarily the semiconductor capital equipment market while expanding Other Addressed Industries. Our strategy is comprised of the following key elements:

•	Expand our market share with Semiconductor Capital Equipment OEMs. We believe that outsourcing among OEMs creates a significant market opportunity for us to grow our business with existing and new customers. We believe our customers will continue to outsource critical subsystems and that we are well positioned to capture a significant portion of these outsourcing opportunities. We believe that our continued focus on efficient manufacturing, reduced design-to-delivery cycle times, and quality and reliability will also allow us to gain market share.

•	Develop solutions that allow our customer’s customers to succeed at the latest 2x or 1x nanometer semiconductor processing nodes. We are expanding the number and type of subsystems that we offer into this advanced semiconductor market.

•	Expand our market share in Other Addressed Industries. We believe we can leverage the attributes and skill sets, which allow us to succeed in the semiconductor capital equipment industry, to increase our market share in technologically similar markets including medical, flat panel and research equipment.

•	Leverage our geographic presence in lower cost manufacturing regions. In March 2005, we completed construction of a manufacturing facility in Shanghai, China, allowing us to expand production in a low cost region. In November 2007, we completed construction of a second manufacturing facility in Shanghai, China to house our precision machined parts and subsystem assembly operations. These facilities put us in close proximity to the manufacturing facilities of existing and potential customers and their end users. In Singapore, we opened a procurement office in October 2008 and we expanded our operations by opening manufacturing facilities in November 2009 and in October 2014. Our manufacturing facilities are all using the same processes and procedures, enabling us to respond to rapid demand changes by employing as much and as little manufacturing capabilities as required.

•	Drive profitable growth with our flexible cost structure. We implement cost containment and capacity enhancement initiatives throughout the semiconductor capital equipment demand cycle and benefit greatly from the global presence and efficiencies of our supply chain. In addition, we believe our Shanghai and Singapore facilities position us to respond effectively to future business demands. We employ a core engineering strategy with flexible partnering to augment our staff during the steep rise and fall associated with the semiconductor industry.

•	Continue to selectively pursue strategic acquisitions. We may choose to further grow our business by selectively pursuing strategic acquisitions. We will continue to consider acquisitions that will enable us to expand our geographic presence, secure new customers and diversify into complementary products and markets as well as broaden our technological capabilities in the markets we serve.

•	Develop unique solutions to enhance our customer’s manufacturing. With the acquisition of Marchi, we will be able to provide additional thermal products, leveraging our core capability in heaters, thermocouples and controllers.

•	Identify markets that require rapid “Art to Part” capability. Through our Asian additive manufacturing facility and our new Fremont rapid prototyping facility, we can provide both fast-turn machining as well as 3D parts that could not otherwise be made and provide our customers with a new level of design freedom.

Products

We design, develop, prototype, manufacture and test subsystems, primarily for the semiconductor capital equipment, consumer, medical, energy, industrial, flat panel and research industries. Our products include precision robotic solutions, gas delivery systems, a variety of industrial and automation production equipment products; subsystems that includes chemical mechanical planarization modules, chemical delivery modules, top-plate assemblies, frame assemblies, and process modules.

•	Precision robotics: Precision robotic systems are used when accurate controlled motion is required. Some of the systems that employ robotic systems are: robotic surgery, semiconductor wafer and chip handling, wire bonding and industrial equipment.

•	Robotic Surgery Products: Robotic surgery is the process of performing a minimally invasive operation on a patient with the help of robotic equipment operated by a physician. This procedure is intended to minimize traumas on the body, scarring and recovery time.

•	Gas delivery systems: A typical OEM gas delivery system consists of one or more gas lines, comprised of small diameter internally polished stainless steel tubing, filters, mass flow controllers, regulators, pressure transducers and valves, and an integrated electronic and/or pneumatic control system. These systems are mounted on a pallet and are typically enclosed in a sheet metal encasing. Our gas delivery system designs are developed in collaboration with our customers and are customized to meet the needs of specific processing requirement for OEMs. Our customers either specify the particular brands of components they want incorporated into a particular system or rely on our design expertise and component characterization capabilities to help them select the appropriate components for their particular system.

•	Chemical delivery modules: Chemical delivery modules deliver gases and reactive chemicals in a liquid or gaseous form from a centralized subsystem to the reaction chamber. The module may include gas delivery systems in combination with liquid and vapor delivery systems.

•	Frame assemblies: Frame assemblies are support structures fabricated from steel tubing or folded sheet metal and form the backbone to which all other assemblies are attached. The complexity of the frames includes pneumatic harnesses and cables that connect other critical subsystems together.

•	Process modules: Process modules refer to the larger subsystems of semiconductor manufacturing tools that process integrated circuits onto wafers. Process modules include several smaller subsystems such as the frame assembly, top-plate assembly and gas and chemical delivery modules, as well as the chamber and electronic, pneumatic and mechanical subsystems.

•	Other high level assemblies: Other high level assemblies refer to large subsystems used in semiconductor manufacturing, medical, energy, industrial, flat panel and research industries.

Customers

We sell our products to customers in the semiconductor capital equipment, consumer, medical, energy, industrial, flat panel and research industries. The majority of our revenue is in the semiconductor capital equipment industry, which is highly concentrated, and we are therefore highly dependent upon a small number of customers. Our three largest customers in fiscal year 2014 and 2013 were Applied Materials, Inc., Lam Research Corporation and ASM International, Inc., each of which accounted for more than 10% of our total sales in fiscal year 2014 and 2013. Our three largest customers in fiscal year 2012 were Applied Materials, Inc., Lam Research Corporation and Intuitive Surgical Inc. (ISI), each of which accounted for more than 10% of our total sales in fiscal year 2012. As a group, the respective year’s top three customers accounted for 76%, 81% and 80% of the Company’s sales for fiscal years 2014, 2013 and 2012, respectively.

The composition of our most significant customers has changed from time to time based on various factors, including acquisition activity by our customers. For example, in June 2012, Lam Research Corporation completed its acquisition of Novellus Systems, Inc. As a result, our customer concentration has increased. In addition, we announced in the third quarter of fiscal 2012 that one of our larger semiconductor equipment customers decided to in-source a portion of their gas panel business. We also terminated our manufacturing services to FEI Company (“FEI”) at the beginning of our second quarter of fiscal 2012. Effective February 2015, UCT came to an agreement with ISI to transition to insourced manufacturing for their next generation robot. UCT will continue to manufacture previous generation robots and also assist with machined components and spare parts for current and future ISI production.

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

Sales and Support

We sell our products through our direct sales force which, as of December 26, 2014, consisted of a total of approximately 83 sales directors, account managers and sales support staff. Our sales directors are responsible for establishing sales strategy and setting the objectives for specific customer accounts. Each account manager is dedicated to a specific customer account and is responsible for the day-to-day management of that customer. Account managers work closely with customers and in many cases provide on-site support. Account managers often attend customers’ internal meetings related to production and engineering design and quality to ensure that customer expectations are interpreted and communicated properly to our operations group. Account managers also work with our customers to identify and meet their cost and design-to-delivery cycle time objectives.

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

Our analytical and testing capabilities also help us anticipate technological changes and the requirements in component features for next-generation gas delivery systems and other critical subsystems. We are also developing additional features to improve the performance and functionality of our gas delivery systems and other critical subsystems. Our technology development and new product engineering expenses were approximately $7.1 million, $5.5 million and $5.1 million for the 2014, 2013 and 2012 fiscal years, respectively. We perform our technology development activities principally at our facilities in Hayward, California.

Intellectual Property

Our success depends in part on our ability to maintain and protect our proprietary technology and to conduct our business without infringing the proprietary rights of others. Our business is largely dependent upon our design, engineering, manufacturing and testing know-how. We also rely on a combination of trade secrets and confidentiality provisions, and to a much lesser extent, patents, copyrights and trademarks, to protect our proprietary rights. As of December 26, 2014, we have no issued U.S. patent and no U.S. patent applications pending. In February 2015, we acquired four patents from Marchi with various expiration dates ranging from 2016 to 2026. Intellectual property that we develop on behalf of our customers is generally owned exclusively by those customers.

We routinely require our employees, suppliers and potential business partners to enter into confidentiality and non-disclosure agreements before we disclose to them any sensitive or proprietary information regarding our products, technology or business plans. We require employees to assign to us proprietary information, inventions and other intellectual property they create, modify or improve.

Competition

Our industry is highly fragmented. When we compete for new business, we face competition from other suppliers of gas delivery systems and other critical subsystems as well as the internal manufacturing groups of our customers. In addition, customers that have elected to outsource their gas delivery systems and other critical subsystems could elect in the future to develop and manufacture these subsystems internally, leading to further competition. Our principal competitor for our gas delivery systems is Ichor Systems, Inc., and our principal competitors for other critical subsystems are Flextronics International Ltd., Foxsemicon Integrated Technology Inc. and Celestica. Some of these competitors have substantially greater financial, technical, manufacturing and marketing resources than we do. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that could adversely affect sales of our current and future products. In addition, the limited number of potential customers in our industry further intensifies competition. The primary competitive factors in our industry are price, technology, quality, design-to-delivery cycle time, reliability in meeting product demand, service and historical customer relationships. We anticipate that increased competitive pressures will cause intensified price-based competition and we may have to reduce the prices of our products. In addition, we expect to face new competitors as we enter new markets.

Employees

As of December 26, 2014, we had 1,546 employees, of which 88 were temporary. Of our total employees, there were 96 in engineering, 13 in technology development, 83 in sales and support, 889 in direct manufacturing, 346 in indirect manufacturing and 119 in executive and administrative functions. These figures include 480 employees in Shanghai, China; 100 employees in Singapore; and 22 employees in Cebu, Philippines. None of our employees are represented by a labor union and we have not experienced any work stoppages.

Governmental Regulation and Environmental Matters

Our operations are subject to federal, state and local regulatory requirements and foreign laws relating to environmental, waste management and health and safety matters, including measures relating to the release, use, storage, treatment, transportation, discharge, disposal and remediation of contaminants, hazardous substances and waste, as well as practices and procedures applicable to the construction and operation of our facilities.

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

Executive Officers

Set forth below is information concerning our executive officers as of February 27, 2015.

Name	Age	Position
James P. Scholhamer*	48	Chief Executive Officer & Director
Kevin C. Eichler	55	Executive Vice President, Chief Financial Officer and Secretary
Bruce Wier	66	Senior Vice President of Engineering
Deborah Hayward	53	Senior Vice President of Global Account Management
Lavi A. Lev	58	Senior Vice President of Asia
Mark G. Bingaman	59	Senior Vice President of Global Materials and Supply Chain Management

*	As reported on the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2015, Mr. Scholhamer accepted the position as the Company’s Chief Executive Officer and Director effective January 19, 2015, succeeding Mr. Granger, who retired as the Company’s Chief Executive Officer on such date but remains as non-executive Chairman of the Board of Directors.

James P. Scholhamer joined UCT as Chief Executive Officer and a member of the Board of Directors of UCT in January 2015. Prior to joining UCT, Mr. Scholhamer served in various capacities with Applied Materials Inc., most recently as corporate vice president and general manager of the Equipment Products Group and Display Services Group within its Global Service Division from February 2011 to January 2015. Mr. Scholhamer was the corporate vice president and general manager of the Display Business Group from December 2008 to February 2011 and vice president of Operations-Energy for the Environmental and Display Products Division from July 2006 to December 2008 at Applied Materials, Inc. Mr. Scholhamer held various positions at Applied Films Corporation from August 1997 to July 2006, including chief operating officer, chief technology officer and executive vice president as well as vice president of Operations, Engineering and Research & Development. In addition to managing Applied Films Germany and Taiwan sites, Mr. Scholhamer served as vice president and general manager of the Thin Film Coating Division and the Thin Film Equipment Division in the company’s Colorado office from July 2000 to September 2004. Prior to that, Mr. Scholhamer held various operational and technical positions in several companies related to the design and fabrication of optical components such as Visible, UV and X-ray optics. Mr. Scholhamer holds a Bachelor of Science degree in materials and metallurgical engineering from the University of Michigan.

Kevin C. Eichler has served as our Executive Vice President and Chief Financial Officer since July 2009. Prior to joining UCT, Mr. Eichler served on the Board of Directors of UCT from February 2004 to July 2009. Mr. Eichler was the senior vice president and chief financial officer of Credence Systems from January 2008 to November 2008, and the executive vice president of operations and chief financial officer of MarketTools from March 2006 to December 2007. He served as the vice president and chief financial officer of MIPS Technologies from June 1998 to February 2006. Prior to that, he held management positions with several technology companies including Visigenic Software, NeXT Software and Microsoft. Mr. Eichler holds a Bachelor of Science degree in accounting from St. John’s University.

Bruce Wier has served as our Senior Vice President of Engineering since January 2007 and Vice President of Engineering since February 2000. Mr. Wier served as our Director of Design Engineering from July 1997 to February 2000. Prior to joining UCT in July 1997, Mr. Wier was the engineering manager for the Oxide Etch Business Unit at Lam Research from April 1993 to June 1997. Prior to that, Mr. Wier was the senior project engineering manager at Genus from May 1990 to April 1993, the mechanical engineering manager Varian Associates from November 1985 to May 1990, and the principal engineer/project manager at Eaton Corporation from February 1981 to November 1985. Mr. Wier holds a Bachelor of Science degree cum laude in mechanical engineering from Syracuse University.

Deborah Hayward has served as our Senior Vice President of Global Account Management since January 2007 and Vice President of Sales since October 2002. Ms. Hayward served as our Senior Sales Director from May 2001 to October 2002, as Sales Director from February 1998 to May 2001 and as a major account manager from October 1995 to February 1998. Prior to joining UCT in 1995, she was a customer service manager and account manager at Brooks Instruments from 1985 to 1995.

Lavi A. Lev has served as our Senior Vice President of Asia since November 2011. Prior to joining UCT, Mr. Lev served in 2008 as a director and executive chairman of the Board of LTX-Credence Corporation, a provider of automated test equipment for the semiconductor industry. Mr. Lev was chief executive officer and president of Credence Systems Corporation from 2006 to 2008. Prior to that, Mr. Lev served as executive vice president and general manager of the products and solution business at Cadence Design Systems, Inc. from 2000. Mr. Lev has 30 years of business, research and development and operational management experience in the Microprocessor Chip Design, Electronic Design Automation Software (EDA), Test Equipment and Contract Manufacturing industries. Mr. Lev holds a Bachelor of Science degree in electrical engineering from Technion, Israel Institute of Technology and also graduated from the Jerusalem Rubin Academy of Music.

Mark G. Bingaman has served as our Senior Vice President of Global Materials and Supply Chain Management since February 2010. Prior to joining UCT, Mr. Bingaman was the managing director at Applied Materials, Inc. in charge of the site in Tainan, Taiwan which manufactured equipment for solar, glass and display industries. He held additional senior management positions at Applied Materials, Inc. starting from 2000. From 1999 to 2000, Mr. Bingaman was the director for supply chain management integration for Eaton Corporation. Mr. Bingaman held multiple positions at Aeroquip-Vickers, Inc. from 1995 to 1999 including vice president for global supply chain management for Vickers, Incorporated. He held various positions at McDonnell Douglas from 1977 to 1994 including vice president of operations for the McDonnell Douglas Helicopter Company from 1990 to 1994. Mr. Bingaman holds a Bachelor of Science degree in accounting from the University of Missouri and a Master of Science degree in management information systems from Southern Illinois University.

ITEM 1A.	Risk Factors

The cyclical and highly volatile nature of the industries we serve could harm our operating results.

Our business and operating results depend in significant part upon capital expenditures by manufacturers in the semiconductor capital equipment, consumer, medical, energy, industrial, flat panel and research industries, which in turn depend upon the current and anticipated market demand for such products. Historically, the industries we serve (in particular the semiconductor industry) have been highly cyclical, with recurring periods of over-supply of products that have had a severe negative effect on the demand for capital equipment used to manufacture such products. We have experienced and anticipate that we will continue to experience significant fluctuations in customer orders for our products through such cycles. Slowdowns in the industries we serve have had, and future slowdowns may also have, a material adverse effect on our operating results. During periods of decreasing demand for our products, we must be able to appropriately align our cost structure with prevailing market conditions, effectively manage our supply chain and motivate and retain employees. During periods of increased demand, we must increase manufacturing capacity and inventory to meet customer demands, effectively manage our supply chain and attract, retain and motivate a sufficient number of employees. If the industries we serve experience downturns, or if we are not able to timely and appropriately adapt to the changes in our business environment, our results of operations will be harmed. Also, the cyclical and volatile nature of the industries we serve make future revenues, results of operations and net cash flows difficult to estimate.

We rely on a small number of original equipment manufacturing customers for a significant portion of our sales, and any adverse change in our relationships with these customers, including a decision by such customers not to continue to outsource critical subsystems or to give market share to one of our competitors, would adversely affect our business, results of operation and financial condition. Our customers also exert a significant amount of negotiating leverage over us, which may require us to accept lower operating margins, increased liability risk or changes in our operations in order to retain or expand our market share with them.

A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. As a group, the respective year’s top three customers accounted for 76%, 81% and 80% of our sales for fiscal years 2014, 2013 and 2012, respectively, and we expect that our sales will continue to be concentrated among a small number of customers. In addition, our customer contracts generally do not require customers to place any orders. Accordingly, the success of our business depends on OEMs continuing to outsource the manufacturing of critical subsystems to us. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers, whether due to their decision to not continue to outsource all or a portion of their critical subsystems for their capital equipment, their giving market share to our competitors or for other reasons, such as customer’s bankruptcy or insolvency or decreased demand for such customer’s products. We have in the past lost business from customers who have taken the manufacturing of our products in-house or given market share to our competitors. For example, we terminated our manufacturing services to FEI at the beginning of our second quarter of fiscal 2012. In addition, we announced in the third quarter of fiscal 2012 that one of our larger semiconductor equipment customers has decided to in-source a portion of their gas panel business and in February 2015 UCT came to an agreement with ISI to transition to insourced manufacturing for their next generation robot. UCT will continue to manufacture previous ISI’s generation robots and also assist with machined components and spare parts for current and future ISI production. Further, since our customers generally own the designs and other intellectual property to the products we manufacture, we cannot prevent them from licensing such designs and other intellectual property to our competitors for the manufacture of such products. If we are unable to replace revenue from customers who determine to take subsystem assembly in-house or give market share to our competitors, such events could have a material adverse impact on our financial position and results of operation.

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

In addition, by virtue of our largest customers’ size and the significant portion of revenue that we derive from them, as well as the competitive landscape, our customers are able to exert significant influence and pricing pressure in the negotiation of our commercial agreements and individual purchase orders and on the conduct of our business with them. Our customers often require reduced prices or other pricing, quality or delivery commitments as a condition to their awarding of market share to us or the placement of orders with us in any given period, which may, among other things, result in reduced operating margins in order to maintain or expand our market share. Our customers’ negotiating leverage also can result in customer agreements or terms and conditions that may contain significant liability risk to us. For example, some of our customers insist that we provide them indemnification against certain liabilities in our agreements with them, including claims of losses by their customers caused by our products, which may be uncapped. In some cases, we have determined to self-insure against liability risk in our customer agreements, meaning that we may be directly responsible for high magnitude liability claims by our customers without recourse to insurance proceeds from third-party insurers. Our customers may also pressure us to make other concessions in order to preserve or expand our market share with them, which may harm our business. For example, one or more of our customers may require us to move the manufacture of our products from lower-cost geographies or locations such as China to higher-cost geographies or locations that are closer to such customer’s facilities, such as Singapore, which could result in reduced margins and a sub-optimal cost structure . If we are unable to retain and expand our business with our customers on favorable terms, or at all, our business and operating results will be adversely affected, or we may be susceptible to increased liability risk which, if realized, may have a material adverse effect on our business, cash flows, results of operation and financial condition.

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

We rely to a significant extent on OEM customers, whose business, in turn, depends largely on consumer spending and capital expenditures by businesses. Continuing uncertainty regarding the global economy continue to pose challenges to our business. Economic uncertainty and related factors, including current unemployment levels, uncertainty in European debt markets, fiscal uncertainty in the U.S. economy, market volatility and the slow rate of recovery of many countries from recent recessions, exacerbate negative trends in business and consumer spending and may cause certain of our customers to push out, cancel, or refrain from placing orders for products or services, which may reduce sales and materially affect our results of operation and financial condition. Difficulties in obtaining capital, uncertain market conditions, or reduced profitability may also cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, leading to customers’ reduced research and development funding and/or capital expenditures and, in turn, lower orders from our customers and/or additional slow moving or obsolete inventory or bad debt expense for us. These conditions may also similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for our products or require us to either procure products from high-cost suppliers, or if no additional suppliers exist, to reconfigure the design and manufacture of our products, and we may be unable to fulfill some customer orders. For example, on October 6, 2014, one of our new customers GT Advanced Technologies (GTAT), filed for bankruptcy under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Hampshire which impaired the collectability of our outstanding accounts receivable as well as the value of our on-hand inventory related to GTAT and also resulted in a charge for non-cancelable vendor commitments.

We have significant existing indebtedness; the restrictive covenants under our credit agreement or other limitations on financing may limit our ability to expand or pursue our business strategy or make capital expenditures; if we are forced to pay some or all of our indebtedness prior to its maturity, our financial position could be severely and adversely affected.

We have significant outstanding indebtedness. On July 3, 2012, we refinanced our prior credit facility and entered into our credit agreement as of December 26, 2014 with Silicon Valley Bank, U.S. Bank National Association and HSBC Bank. The current credit agreement provides for a term loan in an aggregate principal amount of $40.0 million and a revolving credit facility in an aggregate principal amount of $40.0 million. On July 3, 2012, we borrowed $40.0 million under the term loan and $39.8 million under the revolving credit facility to finance our acquisition of AIT and repay Silicon Valley Bank as lender under our prior credit facility. As of December 26, 2014, the long-term portion of our outstanding indebtedness, net of debt issuance costs, under our credit facility was $38.6 million, and the short-term portion was $9.5 million.

On February 2, 2015, we entered into a new credit agreement by and among us, certain of our subsidiaries, East West Bank and Citi National Bank. This credit agreement provides for a term loan in an aggregate principal amount of $40.0 million and a revolving credit facility in an aggregate principal amount of $40.0 million, a letter of credit facility in the aggregate availability amount of $20.0 million and a swingline sub-facility in the aggregate availability amount of $5.0 million. On February 2, 2015, we borrowed an aggregate of $46.5 million under this new credit agreement from East West Bank and Citi National Bank to repay the remaining outstanding balance from the loan obtained from Silicon Valley Bank, U.S. Bank National Association and HSBC Bank. On February 5, 2015, we borrowed an additional $29.7 million under this new credit agreement from East West Bank and Citi National Bank to finance the acquisition of Marchi.

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

Our new credit agreement also requires us to maintain certain financial and other covenants. We cannot assure you that we will be able to maintain compliance with such financial or other covenants. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would materially adversely affect our financial health if we are unable to access sufficient funds to repay all the outstanding amounts. Moreover, if we are unable to meet our debt obligations as they come due, we could be forced to restructure or refinance such obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms, or at all.

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

We rely on both single-source and sole-source suppliers, some of whom are relatively small, for many of the components we use in our products. In addition, our customers often specify components of particular suppliers that we must incorporate into our products. Our suppliers are under no obligation to provide us with components. As a result, the loss of or failure to perform by any of these suppliers could adversely affect our business and operating results. In addition, the manufacturing of certain components and subsystems is a complex process. Therefore, if a supplier were unable to provide the volume of components we require on a timely basis and at acceptable prices and quality, we would have to identify and qualify replacements from alternative sources. However, the process of qualifying new suppliers for complex components is also lengthy and could delay our production, which would adversely affect our business, operating results and financial condition.

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

If we, or our suppliers, are unable to procure sufficient quantities of components or raw materials from suppliers, it could influence decisions by our customers to delay or cancel orders and decisions by our vendors to fulfill our purchase orders and, consequently, have a material adverse effect on our results of operations.

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

Our ability to remain profitable and mitigate the impact on our business in periods of decreasing demand depends, in part, upon our ability to:

•	optimize our inventory levels and reduce or cancel orders to our suppliers without compromising our relationships with such suppliers;

•	reduce our variable costs through a reduction of our manufacturing workforce;

•	continue to motivate our employees; and

•	maintain the prices, quality and delivery cycles of our products in order to retain our customers’ business.

We may not be able to fund our future capital requirements or strategic acquisitions from our operations, and financing from other sources may not be available on favorable terms or at all.

We made capital expenditures of approximately $5.5 million in fiscal 2014 and $3.0 million in fiscal 2013 related to our manufacturing facilities in the United States, China and Singapore. In February 2015, we paid approximately $30.0 million and issued 1,437,500 shares of our common stock in connection with our acquisition of Marchi. The cash portion of the merger consideration was financed through the new credit facility described above; of which an aggregate of $76.2 million was outstanding as of February 28, 2015. The amount of our future capital requirements or strategic acquisitions will depend on many factors, including:

•	the cost required to ensure access to adequate manufacturing capacity;

•	the timing and extent of spending to support product development efforts;

•	the timing of introductions of new products and enhancements to existing products;

•	the cost required to complete AIT and Marchi’s enterprise resource planning implementation and to migrate AIT and its subsidiaries and Marchi to our enterprise resource planning system;

•	changing manufacturing capabilities to meet new customer requirements;

•	market acceptance of our products; and

•	our ability to identify appropriate acquisition opportunities and successfully negotiate the terms of such acquisitions.

We had $79.0 million in cash and cash equivalents as of December 26, 2014 of which $57.9 million was held by our foreign subsidiaries. On February 5, 2015, after consummation of our acquisition of Marchi, the refinancing of our existing credit facility and payment of transaction expenses, we had $77.4 million in cash and cash equivalents and no amounts available under our new revolving credit facility for future borrowings. If the cash and cash equivalents held by our foreign subsidiaries is needed for our operations or to fund capital expenditures or other strategic acquisitions in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

Given our significant existing leverage, limited availability under our new revolving line of credit and the potential tax effects of repatriating foreign cash or other factors, we may need to raise additional funds through public or private equity or debt financing if our current domestic cash and cash flow from operations are insufficient to fund our future activities. We may not be able to obtain additional debt financing when and if necessary in a timely manner. Access to capital markets has, in the past, been unavailable to companies such as ours and there can be no assurance that we would be able to complete an equity or other financing with terms satisfactory to us or at all. In addition, equity financings could be dilutive to holders of our common stock, and debt financings would likely involve additional covenants that restrict our business operations. Any potential strategic acquisition or significant capital expenditure may also require the consent of our existing lenders. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities, including potential acquisitions, grow our business or respond to competitive pressures or unanticipated requirements, any of which could adversely affect our business, operating results and financial condition.

Our quarterly revenue and operating results fluctuate significantly from period to period, and this may cause volatility in our common stock price.

Our quarterly revenue and operating results, including our gross margin, have fluctuated significantly in the past, and we expect them to continue to fluctuate in the future for a variety of reasons which may include:

•	demand for and market acceptance of our products as a result of the cyclical nature of the industries we serve or otherwise, often resulting in reduced sales during industry downturns and increased sales during periods of industry recovery or growth;

•	overall economic conditions;

•	changes in the timing and size of orders by our customers;

•	loss of business from one or more significant customers due to strategic decisions by our customers to terminate their outsourcing relationship with us or give market share to our competitors, or due to decreased demand for our customers’ products by end customers;

•	strategic consolidation by our customers;

•	cancellations and postponements of previously placed orders;

•	pricing pressure from either our competitors or our customers, resulting in the reduction of our product prices, margins or loss of market share;

•	disruptions or delays in the manufacturing of our products or in the supply of components or raw materials that are incorporated into or used to manufacture our products, thereby causing us to delay the shipment of products;

•	decreased margins for several or more quarters following the introduction of new products, especially as we introduce new subsystems;

•	delays in ramp-up in production, low yields or other problems experienced at our manufacturing facilities in China;

•	changes in design-to-delivery cycle times;

•	inability to reduce our costs quickly in step with reductions in our prices or in response to decreased demand for our products;

•	changes in our mix of products sold;

•	write-offs of excess or obsolete inventory due to a customer’s bankruptcy or insolvency;

•	one-time expenses or charges associated with failed acquisition negotiations or completed acquisitions;

•	inability to control our operating costs consistent with target levels;

•	announcements by our competitors of new products, services or technological innovations, which may, among other things, render our products less competitive; and

•	geographic mix of customer orders or worldwide earnings.

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

We generated approximately 29.6% and 28.5% of our sales in international markets for fiscal 2014 and 2013, respectively. Depending on market conditions, we intend to expand our operations in Asia, principally in China and Singapore. In addition, through our acquisition of AIT, we acquired a manufacturing facility in Cebu, Philippines. The carrying amount of our fixed assets in Asia was $5.8 million as of December 26, 2014.

We are exposed to political, economic, legal and other risks associated with operating in Asia, including:

•	foreign currency exchange fluctuations;

•	political, civil and economic instability;

•	tariffs and other barriers;

•	timing and availability of export licenses;

•	disruptions to our and our customers’ operations due to increased risk of outbreak of diseases, such as SARS and avian flu;

•	disruptions in operations due to China’s developing domestic infrastructure, including transportation and energy;

•	difficulties in developing relationships with local suppliers;

•	difficulties in attracting new international customers;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing distant international subsidiary and branch operations;

•	the burden of complying with foreign and international laws and treaties;

•	legal systems potentially subject to undue influence or corruption;

•	difficulties in transferring funds to other geographic locations; and

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings to the United States.

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

Our revenue is difficult to forecast because we generally do not have a material backlog of unfilled orders and because of the short time frame within which we are often required to design, produce and deliver products to our customers. Most of our revenue in any quarter depends on customer orders for our products that we receive and fulfill in the same quarter. We do not have long-term purchase orders or contracts that contain minimum purchase commitments from our customers. Instead, we receive non-binding forecasts of the future volume of orders from our customers. Occasionally, we order and build component inventory in advance of the receipt of actual customer orders. Customers may cancel order forecasts, change production quantities from forecasted volumes or delay production for reasons beyond our control. Furthermore, reductions, cancellations or delays in customer order forecasts, which may occur for various reasons, including reduced demand for our customer’s products, customer bankruptcies or customer insolvency, usually occur without penalty to, or compensation from, the customer. Reductions, cancellations or delays in forecasted orders could cause us to hold inventory longer than anticipated, which could reduce our gross profit, restrict our ability to fund our operations and cause us to incur unanticipated reductions or delays in revenue. Moreover, most of the products we manufacture are custom built for our customers and are therefore not fungible with products we sell to other customers. If we do not obtain orders as we anticipate, we could have excess component inventory for a specific product that we would not be able to sell to another customer, likely resulting in inventory write-offs, which could have a material adverse effect on our business, financial condition and operating results. In addition, because many of our costs are fixed in the short term, we could experience deterioration in our gross profit and operating margins when our production volumes decline.

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

Acquisitions could result in operating and integration difficulties, dilution, margin deterioration and other consequences that may adversely impact our business and results of operations.

We have made, and may in the future make, acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. We expect that management will evaluate potential strategic transactions regularly with its advisors and our board of directors in the ordinary course of business. We may not be successful in negotiating the terms of potential acquisitions or financing potential acquisitions, and our due diligence may fail to identify all of the problems, liabilities or other challenges associated with an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer retention issues. In addition, we may not be successful in effectively integrating the acquired business, product or technology into our existing business and operations. The areas where we face risks include:

•	Management of the larger, more complex, combined business, including integrating supply and distribution channels, computer and accounting systems, and other aspects of operations;

•	Deterioration of gross margins due to the acquisition of the same customer base resulting in reduced pricing leverage;

•	Integration of the capabilities of the acquired businesses while maintaining focus on providing consistently high quality products;

•	Incorporation of different financial and reporting controls, processes, systems and technologies into our existing business environment;

•	Unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the acquisitions for which we do not have recourse under their respective agreements;

•	Performance shortfalls as a result of the diversion of management’s attention from the companies’ operations;

•	Cultural challenges associated with integrating employees from the acquired business into our organization, and retention of employees from the businesses we acquire;

•	Retention of customers and partners of acquired business; and/or

•	Difficulties associated with the transition of customers into our existing business.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and substantial costs, and materially harm our business generally.

Our acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, impairment charges and restructuring charges, any of which could harm our financial condition or results. Also, the anticipated benefits or value of our acquisitions or investments may not materialize. Even if an acquisition or other investment is not completed, we may incur significant management time and effort and financial cost in evaluating such acquisition or investment, which could have an adverse effect on our results of operations. Furthermore, due to limited liquidity in the credit market and our existing leverage, the financing of any such acquisition may be difficult to obtain, and the terms of such financing may not be favorable.

If we were required to write down all or part of our goodwill, our net income and net worth could be materially adversely affected.

We had $55.9 million of goodwill recorded on our consolidated balance sheet as of December 26, 2014. This amount is likely to increase with our acquisition of Marchi in February 2015. Goodwill represents the excess of cost over the fair market value of net tangible and finite lived, identifiable intangible assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. During the fourth quarter of each year, we perform an annual review of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our financial results and net worth could be materially adversely affected.

Our business is largely dependent on the know-how of our employees, and we generally do not have an intellectual property position that is protected by patents.

Our business is largely dependent upon our design, engineering, manufacturing and testing know-how. We rely on a combination of trade secrets and contractual confidentiality provisions and, to a much lesser extent, patents, copyrights and trademarks to protect our proprietary rights. Accordingly, our intellectual property position is more vulnerable than it would be if it were protected primarily by patents. If we fail to protect our proprietary rights successfully, our competitive position could suffer, which could harm our operating results. We may be required to spend significant resources to monitor and protect our proprietary rights, and, in the event infringement or breach of our proprietary rights occurs, our competitive position in the market may be harmed. In addition, competitors may design around our technology or develop competing technologies and know-how. Further, since our customers generally own the designs and other intellectual property to the products we manufacture, we cannot prevent them from licensing such designs and other intellectual property to our competitors for the manufacture of such products.

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

Our business is particularly dependent on expertise which only a limited number of engineers possess. The loss of any of our key employees and officers, including our Chief Executive Officer (CEO), our Chief Financial Officer, any of our Senior Vice Presidents or any of the senior managers, or the failure to attract and retain new qualified employees, could adversely affect our business, operating results and financial condition. Further, our Chairman and Chief Executive Officer, Clarence L. Granger retired as our CEO effective January 19, 2015. If our transition of Mr. Granger’s roles and responsibilities to our new CEO, James P Scholhamer is not successful, our business, financial results and financial position could be materially adversely affected.

The challenges of employee retention has also increased during the integration process with AIT because of the necessity of combining personnel with varied business backgrounds and combining different corporate cultures and objectives, and several AIT employees, including members of AIT’s senior management, have left our company. The process of integrating operations and making such adjustments could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses and the loss of key personnel. Employee uncertainty, lack of focus or turnover during the integration process may also disrupt our businesses. We may experience similar challenges with the integration of Marchi’s employees and business.

If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us and our independent registered public accounting firm to evaluate and report on our internal control over financial reporting. The process of designing, implementing, maintaining and updating our internal controls and complying with Section 404 is expensive and time consuming, and requires significant attention from management and company resources. In addition, beginning in fiscal year 2013, we were required to evaluate and report on AIT’s internal controls and the attestation report we are required to obtain from our independent registered public accounting firm must include AIT’s internal control over financial reporting. Integrating AIT’s internal control framework into the Company and upgrading AIT’s controls to comply with the Sarbanes-Oxley Act has required substantial resources, and we cannot assure you that we will be able to successfully or effectively maintain adequate controls over our financial processes at AIT or for our consolidated business. In addition, even though we have concluded, and our independent registered public accounting firm has concurred, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 26, 2014, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements, and our internal control may not be effective as of future periods. Failure to maintain existing or implement new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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

We are currently enjoying a zero rate tax holiday in Singapore that is scheduled to expire at the end of fiscal year 2015. This tax rate is subject to achieving certain commitments agreed to with the Singapore tax authorities, including investment and employment thresholds, and our tax rate could be significantly affected if we are unable to meet these commitments or if we are unable to favorably renegotiate the commitment requirements.

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

We do not intend to declare and pay dividends on our capital stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Additionally, the terms of the credit agreements we entered into in July 2012 and in February 2015 restrict our ability to pay dividends. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters is located in a 104,000 square foot facility in Hayward, California. This is our principal administrative, sales and support, engineering and technology development and manufacturing facility. This lease expires in 2022. We also have manufacturing and engineering facilities in South San Francisco and Fremont, California, and Austin, Texas. In South San Francisco we lease approximately 72,000 square feet under several leases which expire in 2018. In Fremont, we lease approximately 9,000 square feet under a lease that expires in 2015. In Austin, we lease an aggregate of approximately 56,400 square feet of commercial space under leases that expire in August 2016 with extension provisions. Approximately 14,400 square feet in Austin is a clean room manufacturing facility. We also have manufacturing facilities in Pflugerville, Texas, Chandler,

Arizona, Shanghai, China, Singapore, and the Philippines. In Pflugerville, we lease 30,500 square feet under a lease that expires in June 2018. In Arizona, we lease approximately 120,000 square feet under leases that mostly expire in September 2017. In Shanghai, we lease approximately 132,000 square feet of commercial space under two leases which expire in 2016. Approximately 37,200 square feet of this space is a clean room facility. In Singapore, we lease approximately 8,200 square feet under two leases that expire in 2017 and 2020 with extension provisions. In the Philippines, we lease approximately 16,000 square feet under leases that expire in 2016.

The table below lists our properties as of March 8, 2015:

Location	Principal Use	Square Footage	Ownership
Hayward, California	Headquarters, manufacturing, sales, engineering, technology development	104,000	Leased
South San Francisco, California	Manufacturing, engineering	72,000	Leased	(1)
Fremont, California	Manufacturing, engineering	9,000	Leased
Austin, Texas	Manufacturing, engineering	56,400	Leased
Pflugerville, Texas	Manufacturing	30,500	Leased
Chandler, Arizona	Manufacturing	120,000	Leased	(2)
Cebu, Philippines	Manufacturing	16,000	Leased
Singapore	Manufacturing, customer support	8,200	Leased	(3)
Shanghai, China	Manufacturing	132,000	Leased

(1)	We lease this facility from an entity controlled by one of our directors. We incurred rent expense resulting from the lease of this facility of $0.3 million for each of fiscal years 2014 and 2013.
(2)	Consists of seven separate properties under seven separate leases.
(3)	Consists of two spaces in one building under the same lessor.

Item 3.	Legal Proceedings

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

Our common stock has been traded on the NASDAQ Global Market under the symbol “UCTT” since March 25, 2004. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported by the NASDAQ Global Market:

	High	Low
Fiscal year 2013
First quarter	$6.57	$4.58
Second quarter	$6.45	$4.52
Third quarter	$7.11	$6.00
Fourth quarter	$10.66	$6.53
Fiscal year 2014
First quarter	$15.00	$9.51
Second quarter	$13.89	$7.62
Third quarter	$10.29	$8.58
Fourth quarter	$9.51	$7.32

To date, we have not declared or paid cash dividends to our stockholders and we do not intend to do so for the foreseeable future in order to retain earnings for use in our business. Our credit facility also limits our ability to pay dividends. As of February 27, 2015, we had four stockholders of record. As of March 5, 2015, our closing stock price on the NASDAQ Global Market was $8.31.

Unregistered Sales of Equity Securities

On February 5, 2015, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) in connection with the acquisition of substantially all of the assets of Marchi. Upon completion of the acquisition on February 5, 2015 and pursuant to the Purchase Agreement, we issued 1,437,500 shares of our common stock to Marchi as part of the consideration we gave to Marchi in connection with the acquisition. The shares were issued in a private placement in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. No general solicitation was involved in connection with the offer and sale of such shares, and we relied upon the representations made by Marchi pursuant to the Purchase Agreement in determining that such exemption was available.

Item 6.	Selected Consolidated Financial Data

You should read the following tables in conjunction with other information contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and related notes and other financial information contained elsewhere in this Annual Report on Form 10-K.

Statements of Operations Data (in thousands, except per share amounts):

	Years Ended
	12/26/2014	12/27/2013	12/28/2012*	12/30/2011	12/31/2010
Consolidated Statements of Operations Data:
Sales	$513,957	$444,022	$403,430	$452,639	$443,134
Cost of goods sold	440,824	376,693	347,642	393,647	383,993

Gross profit	73,133	67,329	55,788	58,992	59,141
Operating expenses, excluding acquisition costs	54,949	51,421	45,012	35,446	33,664
Acquisition costs	—	—	2,431	—	—

Income from operations	18,184	15,908	8,345	23,546	25,477

Interest and other income (expense), net	(1,854)	(3,309)	(1,648)	(1,106)	(667)

Income before income taxes	16,330	12,599	6,697	22,440	24,810
Income tax provision (benefit)	4,973	2,175	1,544	(1,294)	4,713

Net income	$11,357	$10,424	$5,153	$23,734	$20,097

Net income per share:
Basic	$0.39	$0.37	$0.20	$1.05	$0.92
Diluted	$0.38	$0.36	$0.20	$1.01	$0.87
Shares used in computation:
Basic	29,301	28,346	25,698	22,689	21,799
Diluted	29,936	29,037	26,261	23,437	22,975

Consolidated Balance Sheet Data (in thousands):

	12/26/2014	12/27/2013	12/28/2012*	12/30/2011	12/31/2010
Cash & cash equivalents	$78,997	$60,415	$54,311	$52,155	$34,654
Working capital	142,279	100,415	85,883	117,378	96,745
Total assets	296,142	292,543	265,929	178,299	170,385
Bank borrowings and long-term debt	48,155	55,126	75,640	24,733	28,652
Short-and long-term rent obligations	2,948	3,302	2,818	3,223	3,993
Total stockholders’ equity	188,552	171,929	156,780	117,285	87,509

*	Includes the results of operations of AIT for the period July 3, 2012 through December 28, 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading developer and supplier of critical subsystems, primarily for the semiconductor capital equipment industry. We also leverage the specialized skill sets required to support semiconductor capital equipment to serve the technologically similar markets in the medical, energy, industrial, flat panel and research industries, collectively referred to as “Other Addressed Industries”. We develop, design, prototype, engineer, manufacture and test subsystems which are highly specialized and tailored to specific steps in the semiconductor manufacturing process as well as the manufacturing process in Other Addressed Industries. Our revenue is derived primarily from the sale of gas delivery systems and other critical subsystems including chemical mechanical planarization subsystems, chemical delivery modules, top-plate assemblies, frame assemblies, process modules and other high level assemblies.

In July 2012, we acquired AIT to add customer base in the semiconductor and medical spaces and to provide additional manufacturing capabilities. In November 2014, we acquired a privately held company, Prototype Asia, to support our 3D printing business. In February 2015, we acquired substantially all of the assets of Marchi to expand our capabilities with our existing customers and bring us closer to the customer in the design stage of new products and next generation equipment.

In October 2014, a relatively new customer, GTAT, filed for bankruptcy. This event had an impact on the Company’s earnings for fiscal year 2014. As a result, approximately $2.8 million of revenue that would have otherwise been recorded for shipments to GTAT was not recognized, $1.6 million of account receivables was written off to bad debt expense for shipments made prior to October of 2014, and approximately $4.6 million of on-hand and non-cancelable inventory commitments was written off to cost of goods sold.

Our sales were $514.0 million for fiscal year 2014, $444.0 million for fiscal year 2013, and $403.4 million for fiscal year 2012. Our three largest customers in fiscal year 2014 and 2013 were Applied Materials, Inc., Lam Research Corporation and ASM International, Inc., each of which accounted for more than 10% of our total sales in fiscal year 2014 and 2013. Our three largest customers in 2012 were Applied Materials, Inc., Lam Research Corporation and Intuitive Surgical, two of which each accounted for 10% or more of our total sales for fiscal year 2012. As a group, these customers accounted for 76%, 81% and 80% of the Company’s sales for fiscal years 2014, 2013 and 2012, respectively.

Effective as of the end of the first quarter of 2012, we agreed to terminate our arrangement with FEI, whereby FEI would take back the manufacturing process they had been outsourcing to us since 2008. As part of an arrangement, we agreed to assist FEI during the transition period through our third quarter of fiscal 2012 and, as a result, recorded revenue totaling $2.1 million related to these efforts during that timeframe, offset by associated costs.

Effective February 2015, we came to an agreement with ISI to transition to insourced manufacturing for their next generation robot. We will continue to manufacture previous generation robots and also assist with machined components and spare parts for current and future ISI production. The impact of this change is approximately $5.0 to $6.0 million in revenue per quarter.

Results of Operations

The following table sets forth income statement data for the periods indicated as a percentage of revenue:

	Year Ended
	December 26, 2014	December 27, 2013	December 28, 2012
Sales	100.0%	100.0%	100.0%
Cost of goods sold	85.8	84.8	86.2

Gross profit	14.2	15.2	13.8
Operating expenses:
Research and development	1.4	1.2	1.3
Sales and marketing	2.0	2.2	1.7
General and administrative	7.3	8.1	8.1
Acquisition costs	—	—	0.6

Total operating expenses	10.7	11.5	11.8

Income from operations	3.5	3.6	2.1
Interest and other income (expense), net	(0.3)	(0.7)	(0.4)

Income before provision for income taxes	3.2	2.8	1.7
Income tax provision	1.0	0.5	0.4

Net income	2.2%	2.3%	1.3%

Fiscal Year 2014 Compared With Fiscal Year 2013

Sales

Sales for fiscal year 2014 increased $69.9 million, or 15.8% to $514.0 million from $444.0 million for fiscal year 2014. The increase in sales for the fiscal year ended 2014 when compared to the same period of 2013 reflects an increase in semiconductor sales of $33.2 million and an increase in non-semiconductor sales of $36.8 million. The increase in overall sales for fiscal year 2014 compared to the same period in fiscal year 2013 is due primarily to an increase in the volume of products shipped, which is attributable to some recovery in customer demand from 2013 levels and, to a lesser degree, to the addition of a relatively new non-semiconductor customer, GTAT, who declared bankruptcy in October of 2014. On a geographic basis, sales in the U.S. increased by $44.1 million to $361.7 million, or 70.4% of sales, for the year ended December 26, 2014 as compared to $317.6 million, or 71.5% of sales for the same period of 2013. Foreign sales increased by $25.9 million to $152.3 million, or 29.6% of sales, for the year ended December 26, 2014 as compared to $126.4 million, or 28.5% of sales, for the same period of 2013. The increase in foreign sales is due in part to the recovery in customer demand as well as to the addition of the new customer discussed above in Asia (that subsequently declared bankruptcy in October 2014). We expect sales to increase modestly in the first quarter of 2015 as compared to the fourth quarter of 2014 as we consolidate results for our newly-acquired company, Marchi.

Gross Profit

Cost of goods sold consists primarily of purchased materials, inventory reserves and labor and overhead, including depreciation, associated with the design and manufacture of products sold. Gross profit for fiscal year 2014 increased to $73.1 million or 14.2% of sales, from $67.3 million, or 15.2% of sales, for fiscal year 2013. Our gross margin percentage decreased in fiscal 2014 from the comparable period in 2013 due primarily to the declaration of bankruptcy of GTAT whereby the cost of sales associated with the goods shipped to GTAT during the third quarter of fiscal 2014 did not have corresponding revenues and the on-hand and non-cancelable inventory commitments related to this customer of $4.6 million was charged to cost of goods sold. The increase in absolute dollars of gross profit when comparing fiscal year 2014 with 2013 is primarily due to higher sales volume, a sales mix which included higher margin products and certain improvements in operational efficiencies at our manufacturing locations in the U.S., which typically deliver lower margins due to higher labor and overhead costs, offset to a degree by the charges in the third quarter as described above related to the declaration of bankruptcy of GTAT. We expect gross profit to be slightly higher in the first quarter of 2015, as compared to the fourth quarter of fiscal 2014, primarily as a result of modestly higher expected sales in the first quarter of 2015.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for fiscal year 2014 was $7.1 million or 1.4% of sales, compared to $5.5 million, or 1.2% of sales, for fiscal year 2013. The increase in research and development expense in absolute dollars was due primarily to the timing of reassignment of existing resources to research and development activities and, to a lesser degree, to an increase in headcount.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense increased $0.6 million, or 6.1%, to $10.4 million, or 2.0% of sales, compared to $9.8 million, or 2.2% of sales, in the comparable period of 2013. The increase in the sales and marketing expense was primarily due to higher salaries and commissions resulting from higher headcount and revenues.

General and Administrative Expense

General and administrative expense consists primarily of salaries and overhead associated with our administrative staff and professional fees. General and administrative expense increased $1.4 million, or 3.9%, to $37.5 million, or 7.3% of sales, for fiscal year 2014 compared to $36.0 million, or 8.1% of sales, for fiscal year 2013. The increase is primarily due to headcount related costs, including salaries, bonuses and stock compensation, and by the write-off of $1.6 million of accounts receivable as a result of the bankruptcy of GTAT in October 2014, offset by a decrease in the amortization of finite-lived intangibles associated with the AIT acquisition.

Interest and Other Income (Expense), net

Interest and other income (expense), net for fiscal year 2014 was $(1.9) million compared to $(3.3) million for fiscal year 2013. The decrease in net expense was primarily due to the decrease in outstanding debt in fiscal year 2014.

Income Tax Provision

Our effective tax rate for fiscal year 2014 was 30.5% compared to 17.3% for fiscal year 2013. The change in respective rates reflects, primarily, a charge in the third quarter of fiscal 2014 related to recording a valuation allowance on our California and Oregon deferred tax assets, and to a lesser degree, a change in the geographic mix of worldwide earnings and financial results for fiscal year 2014 compared to fiscal year 2013. Our effective tax rate was lower than the statutory rates for fiscal year 2014 primarily due to the geographic distribution of our world-wide earnings in foreign jurisdictions with lower tax rates or tax holidays, such as the tax holiday we are currently enjoying in Singapore, offset by a valuation allowance against our California and Oregon deferred tax assets. Our effective tax rate was lower than the statutory rates for fiscal year 2013 primarily due to the geographic distribution of our world-wide earnings in foreign jurisdictions with lower tax rates or tax holidays.

Our ability to realize deferred tax assets depends on our ability to generate sufficient taxable income within the carryback or carry forward periods. In assessing our future taxable income, we have considered all sources of future taxable income available to realize our deferred tax assets, including the taxable income from future reversal of existing temporary differences, carry forwards, taxable income in carryback years and tax-planning strategies.

In the third quarter of 2014, we weighed both positive and negative evidence and concluded that a full valuation allowance on our California and Oregon deferred tax assets was appropriate. Among the negative evidence was the declaration of bankruptcy of GTAT during the third quarter of 2014 and its impact on our ability to generate enough future taxable income in California and Oregon to fully utilize net operating loss carryforwards in those states before they expire. As such, management concluded that it was not more likely than not that the California and Oregon deferred tax assets will be realized and recorded a tax charge of $2.8 million in fiscal year 2014.

As of December 26, 2014, we continue to maintain a full valuation allowance on the deferred assets of one of our China subsidiaries in the amount of $1.4 million as we believe it is more likely than not that the deferred tax asset will not be realized. In order to reverse a valuation allowance, accounting principles generally accepted in the United States of America suggests that we review both positive and negative evidence, including our recent cumulative income/loss to determine if we are more likely than not to generate sufficient future taxable income to realize our net deferred tax assets.

We performed a twelve quarter analysis of our U.S. cumulative pretax profit position as of December 26, 2014 and, weighing both positive and negative evidence, determined that it is more likely than not that we will have the ability to generate sufficient taxable income over the foreseeable future to realize our U.S. federal deferred tax assets. Therefore, we concluded that a valuation allowance on our U.S. federal tax assets was not required. If changes occur in the assumptions underlying our tax planning strategies or in the scheduling of the reversal of our deferred tax liabilities, the valuation allowance may need to be adjusted in the future.

Beginning 2013, we determined that a portion of the current year annual earnings of one of our China subsidiaries may be remitted in the future to one of our foreign subsidiaries outside of mainland China and, accordingly, we provided for the related withholding taxes in our consolidated financial statements. Accordingly, no provisions for U.S. taxes have been provided thereon. In addition, if we change our intent to reinvest our undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previously anticipated remaining unremitted foreign earnings, we could be required to accrue or pay U.S. taxes on some or all of these undistributed earnings.

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

Gross Profit

Gross profit for fiscal year 2013 increased to $67.3 million or 15.2% of sales, from $55.8 million, or 13.8% of sales, for fiscal year 2012. Our gross margin increased in fiscal 2013 from the comparable period in 2012 due primarily to sales mix which included higher margin products, certain improvements in operational efficiencies at our manufacturing locations, favorable work order variances and a reduction in floor stock costs, partially offset by in an increase in inventory reserves.

Research and Development Expense

Research and development expense for fiscal year 2013 was $5.5 million or 1.2% of sales, compared to $5.1 million, or 1.3% of sales, for fiscal year 2012. The increase in research and development expense in absolute dollars was primarily attributable to an increase in headcount and related payroll expenses.

Sales and Marketing Expense

Sales and marketing expense increased $2.8 million, or 39.8%, to $9.8 million, or 2.2% of sales, compared to $7.0 million, or 1.7% of sales, in the comparable period of 2012. The increase in the sales and marketing expense was primarily due to the inclusion of sales and marketing expenses generated from AIT for the full twelve months ended December 27, 2013 compared to six months in the previous year ended December 28, 2012. We also incurred additional costs during the year ended December 27, 2013 related to an increase in headcount and headcount related costs, including salaries, commissions and bonuses due to increased revenues and operating income in the fiscal year 2013 compared to the fiscal year 2012.

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

As of December 27, 2013, we maintained a full valuation allowance on the deferred assets of one of our China subsidiaries in the amount of $0.7 million as we believed it was more likely than not that the deferred tax asset would not be realized.

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

Revenue Recognition

Our revenue for fiscal years 2014, 2013 and 2012 was highly concentrated in a small number of OEM customers in the semiconductor capital equipment, consumer, medical, energy, industrial, flat panel and research industries. Our standard arrangement for our customers includes a signed purchase order or contract, no right of return of delivered products and no customer acceptance provisions. Revenue from sales of products is recognized when:

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

Obsolete inventory or inventory in excess of our estimated usage is written down to its estimated market value less costs to sell, if less than its cost. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specific identified inventory in excess of established usage. Inherent in our estimates of demand and market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If actual demand and market conditions are less favorable than our projections, additional inventory write-downs may be required. If the inventory value is written down to its net realizable value, and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold either as a component of a subsystem or as separate inventory. For fiscal years 2014, 2013 and 2012, we wrote down $4.6 million, including $2.6 million of inventory written off as part of the GTAT bankruptcy in the third quarter of 2014, $1.5 million and $1.2 million in inventory determined to be obsolete, respectively.

Accounting for Income Taxes

The determination of our tax provision is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region and is subject to judgments and estimates. Management carefully monitors the changes in many factors and adjusts the effective tax rate as required. The carrying value of our net deferred tax assets, which consist primarily of future tax deductions, assumes we will be able to generate sufficient future income to fully realize these deductions. In determining whether the realization of these deferred tax assets may be impaired, we make judgments with respect to whether we are likely to generate sufficient future taxable income to realize these assets. In order to reverse a valuation allowance, accounting principles generally accepted in the United States of America suggest that we review our recent cumulative income/loss as well as determine our ability to generate sufficient future taxable income to realize our net deferred tax assets. As of December 26, 2014, the Company maintained full valuation allowances on the deferred tax assets of one of its China subsidiaries in the amount of $1.4 million and for California and Oregon deferred tax assets in the amount of $2.8 million as we believe it is more likely than not that these deferred tax assets will not be realized.

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

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. Our 2011 through 2013 federal income tax returns are open to audit through the statute of limitations by the Internal Revenue Service. The Company’s 2010 through 2013 state income tax returns are open to audit by the California Franchise Tax Board. The Company is also subject to examination in various other jurisdictions for various periods. We are currently enjoying a zero rate tax holiday in Singapore that is scheduled to expire at the end of fiscal year 2015. This tax rate is subject to achieving certain commitments agreed to with the Economic Development Board of Singapore including investment and employment thresholds. Our tax rate could be significantly affected if we are unable to meet these commitments or if we are unable to favorably renegotiate the commitment requirements.

Business Combinations

In accordance with business combination accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. We may engage third-party valuation firms to assist management in reviewing management’s determination of the fair values of acquired intangible assets such as trade name and customer relationships. Such valuations require management to make significant estimates and assumptions. Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

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

The Black-Scholes option-pricing model that we use was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of underlying stock. Our expected stock price volatility assumption was determined using the historical volatility of our common stock. We determined that historical volatility reflects market conditions and is a good indicator of future volatility. Our expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on our historical experience with similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. See Note 8 to the Notes to Consolidated Financial Statements for a detailed description

Unaudited Quarterly Financial Results

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year (1)
2014
Sales	$144,224	$132,677	$117,041	$120,015	$513,957
Gross profit	$23,311	$21,152	$10,307	$18,363	$73,133
Net income (loss)	$7,056	$6,031	$(5,262)	$3,532	$11,357
Earnings (loss) per share — basic	$0.24	$0.20	$(0.18)	$0.12	$0.39
Earnings (loss) per share — diluted	$0.24	$0.20	$(0.18)	$0.12	$0.38
2013
Sales	$100,464	$110,107	$107,183	$126,268	$444,022
Gross profit	$13,823	$16,103	$15,833	$21,570	$67,329
Net income (loss)	$(311)	$2,316	$2,048	$6,371	$10,424
Earnings (loss) per share — basic	$(0.01)	$0.08	$0.07	$0.22	$0.37
Earnings (loss) per share — diluted	$(0.01)	$0.08	$0.07	$0.22	$0.36

(1)	Earnings per share is calculated independently each quarter and for the full year based upon their respective weighted average shares outstanding. Therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share reported.

Liquidity and Capital Resources

We have required capital principally to fund our acquisitions and working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of December 26, 2014, we had cash and cash equivalents of $79.0 million compared to $60.4 million as of December 27, 2013. Our cash and cash equivalents, as well as cash generated from operations, was our principal source of liquidity as of December 26, 2014.

For the twelve months ended December 26, 2014, we generated cash from operating activities of $30.4 million, an increase of $0.5 million when compared to $29.9 million for fiscal 2013. Cash generated from operating activities for fiscal 2013 represented an increase of $2.6 million when compared to $27.3 million for fiscal 2012. Operating cash flows generated in the twelve months ended December 26, 2014, were from $11.4 million of net income; net non-cash activity, including depreciation of equipment and leasehold improvements and amortization of intangibles and debt issuance costs of a total $8.4 million and stock-based compensation of $4.4 million; and decreases in accounts receivable, inventory and deferred income of $5.6 million and $7.1 million and $2.2 million, respectively. The decrease in inventory reflects, in part, improvement in inventory management over the previous year and, in part, the write-off related to the GTAT bankruptcy. These were offset by a net decrease in accounts payable, accrued compensation and related benefits and other current liabilities of $6.2 million, and an increase in prepaid expenses and other assets of $2.5 million. Operating cash flows generated in the twelve months ended December 27, 2013, were from $10.4 million of net income; net non-cash activity, including depreciation of equipment and leasehold improvements and amortization of intangibles and debt issuance costs of a total $9.6 million and stock-based compensation of $4.7 million; and decreases in accounts receivable and inventory of $17.4 million and $9.1 million, respectively. The decrease in inventory reflects the substantial improvement in inventory management over the previous year. These were offset by a net increase in accounts payable and other current liabilities of $31.0 million, and an increase in accrued compensation and related benefits of $1.1 million. Our cash flows from operations in any given period are largely driven by the timing of sales, the collection of accounts receivable and the payment of accounts payable.

Net cash used in investing activities for the twelve months ended December 26, 2014, was $5.1 million, consisting mainly of $5.3 million capital equipment expenditures in Asia similar to the capital expenditures in 2013 which reflects our continued investment in our Asian subsidiaries. Net cash used in investing activities for fiscal 2013 was $2.9 million. The net cash used in investing activities in 2013 consisted mainly of purchases of equipment of $3.0 million.

Net cash used in financing activities for the twelve months ended December 26, 2014, was $6.6 million, a decrease of $14.3 million when compared to net cash used by financing activities of $21.0 million for the comparable period of 2013. For the twelve months ended December 26, 2014, our cash provided by financing activities was due primarily to proceeds of $48.5 million from our revolving line of credit, offset by payments of $46.0 million to the same revolving line of credit. We also made payments of $10.0 million to our facility term loan. Net cash used in financing activities for fiscal 2013 represented a change of $71.3 million when compared to cash provided of $50.4 million for fiscal 2012. The decrease in cash from financing activities in 2013 was due primarily to $84.0 million of principal payments offset by cash proceeds of $63.0 million from our revolving line of credit. See “— Borrowing Arrangements” below for information regarding our new borrowing arrangements entered into to refinance amounts outstanding under our existing credit facility and fund the cash portion of the purchase price in connection with our acquisition of Marchi on February 5, 2015.

We anticipate that our existing cash and cash equivalents balance and operating cash flow will be sufficient to service our indebtedness and meet our working capital requirements and technology development projects for at least the next twelve months. The adequacy of these resources to meet our liquidity needs beyond that period will depend on our growth, the state of the worldwide economy, our ability to meet our financial covenants with our credit facility, the cyclical expansion or contraction of the semiconductor capital equipment industry and the other industries we serve and capital expenditures required to meet possible increased demand for our products.

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

Beginning in 2013, we determined that a portion of the current year and future year earnings of one of our China subsidiaries may be remitted in the future to one of our foreign subsidiaries outside of mainland China and, accordingly, we provided for the related withholding taxes in our consolidated financial statements. Accordingly, no provisions for U.S. income taxes have been provided thereon. In addition, if we change our intent to reinvest our undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previous anticipated remaining unremitted foreign earnings, we could be required to accrue or pay U.S. taxes on some or all of these undistributed earnings. As of December 26, 2014, we had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $57.6 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed. We anticipate that we have adequate liquidity and capital resources and would not need to repatriate earnings to the U.S. As of December 26, 2014, we have cash of approximately $57.9 million in our foreign subsidiaries.

Borrowing Arrangements

As of December 26, 2014, we had borrowing arrangements with Silicon Valley Bank under a Loan and Security Agreement (the “Loan Agreement”) which included a $40.0 million revolving credit facility (“revolver”), maturing on July 3, 2016, and a $40.0 million term loan (“term loan”), maturing on July 3, 2016. The aggregate amount of the revolver was secured by substantially all of our assets. As of December 26, 2014, the outstanding balances of the term loan and revolver were $17.5 million and $31.3 million, respectively.

The interest rate on the revolver during the twelve months ended December 26, 2014 was 3.75%. Pursuant to the Loan Agreement, the term loan bears interest per annum at a variable rate equal to the greater of prime rate, as defined per the loan agreement, plus a margin of 75 basis points. During the twelve months ended and as of December 26, 2014, the interest rate on the outstanding term loan was 3.75%. The Loan Agreement contains a number of financial and reporting covenants. We were in compliance with all of such covenants as of December 26, 2014.

In February 2015, we entered into a new credit agreement (the “Credit Agreement”) by and among us, certain of our subsidiaries, East West Bank and Citi National Bank (collectively, the “Lenders”). The Credit Agreement provides for a term loan in an aggregate principal amount of $40.0 million (the “New Term Loan”) and a revolving credit facility in an aggregate principal amount of $40.0 million (the “New Revolving Credit Facility”), a letter of credit facility in the aggregate availability amount of $20.0 million (as a sublimit of such New Revolving Credit Facility) (the “L/C Facility”) and a swingline sub-facility in the aggregate availability amount of $5.0 million (as a sublimit of the New Revolving Credit Facility) (together with the Term Loan, the Revolving Credit Facility and the L/C Facility, the “Senior Secured Credit Facility”). On February 2, 2015, we borrowed an aggregate of $40.0 million under the New Term Loan and approximately $6.5 million under the New Revolving Credit Facility. The borrowed funds were used to repay the outstanding balance to Silicon Valley Bank as lender under our prior Loan Agreement. The prior Loan Agreement was terminated in connection with this transaction and, as a result, the outstanding balance of the revolver of $31.3 million was classified as long-term debt as of December 26, 2014 in accordance with the terms of the new debt agreement. In addition, we will expense the unamortized debt issuance costs of approximately $0.7 million in the first quarter of 2015. On February 5, 2015, in connection with the acquisition of Marchi, we borrowed $29.7 million under the New Revolving Credit Facility. The borrowed funds were used to finance the acquisition.

The New Term Loan must be repaid in consecutive quarterly installments of $2.5 million, with the first payment due on March 31, 2015, and with the balance of the outstanding principal amount of the New Term Loan due at the final maturity, which is February 2, 2019. The New Revolving Credit Facility is available for the four-year period beginning on February 2, 2015. The Credit Agreement includes customary representations, warranties, covenants and events of default. We and certain of our subsidiaries have agreed to secure all of their obligations under the Credit Agreement by granting a first priority lien in substantially all of our respective personal property assets (subject to certain exceptions and limitations).

At our option, borrowings under the New Term Loan and New Revolving Credit Facility (subject to certain limitations) bear interest at either a base rate or at the London Interbank Offered Rate (“LIBOR”) (with the LIBOR being adjusted for certain Eurocurrency reserve requirements, if any, as described in the Credit Agreement), plus, in each case, an applicable margin based on our consolidated leverage ratio. All loans described above made on February 2, 2015 and February 5, 2015 were initially base rate loans, carrying interest of 3.25%. We expect, however, that the effective interest rate will be higher due to the incurrence of certain loan-related costs that will be treated as debt discount and amortized over the life of the loan.

The Credit Agreement requires us to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00 starting with the end of the first quarter of fiscal 2015 and a consolidated leverage ratio (as defined in the Credit Agreement) no greater than 3.5 to 1.00 starting with the end of the first quarter of fiscal 2015. The Credit Agreement also includes other customary affirmative and negative covenants.

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

Capital Expenditures

Capital expenditures were $5.5 million for the year ended December 26, 2014.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relations with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Other than operating leases for certain equipment and real estate and purchase order commitments primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the arrangements described under “Borrowing Arrangements” above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of December 26, 2014 (in thousands):

	2015	2016	2017	2018	2019 and thereafter	Total
Operating leases (1)	$5,710	5,021	4,388	3,241	9,818	28,178
Borrowing Arrangement (2)	10,000	38,844	—	—	—	48,844
Purchase order commitments	31,223	—	—	—	—	31,223

Total	$46,933	$43,865	$4,388	$3,241	$9,818	$108,245

(1)	Operating lease obligations reflects (a) the lease for our headquarters facility in Hayward, California that expires in 2022; (b) the leases for manufacturing facilities in South San Francisco that expire in 2018; (c) the leases for manufacturing facilities in China, Singapore and the Philippines that expire in 2015 thru 2016; (d) the lease for a manufacturing facility in Singapore that was entered into in October 2014 that expires in 2017; (e) the leases for manufacturing facilities in Austin, Texas that expire in 2016; (f) the leases for manufacturing facilities in Chandler, Arizona that expire in 2017; and (g) the leases for manufacturing facilities in Pflugerville, Texas that expire in 2018. We have options to renew certain of the leases in South San Francisco, Hayward, Austin and Singapore which we expect to exercise.
(2)

Amounts reflect obligations under our Credit Facility gross of $0.7 million of unamortized debt issuance costs, under which $17.5 million is outstanding under the Term Loan and approximately $31.3 million under the Revolving Credit Facility as of December 26, 2014. The Term Loan must be repaid in consecutive quarterly installments of $2.5 million and with the balance of the outstanding principal amount of the Term Loan due at the final maturity, which is July 3, 2016. The Revolving Credit Facility is available for the four-year period beginning on July 3, 2012. In February 2015, the Company entered into a new credit agreement (the “Credit Agreement”) by and among the Company, certain of its subsidiaries, East West Bank and Citi National Bank (collectively, the “Lenders”). On February 2, 2015, we borrowed an aggregate of $40.0 million under the New Term Loan and approximately $6.5 million under the New Revolving Credit Facility. The borrowed funds were used to repay the outstanding balance to Silicon Valley Bank as lender under our prior Loan Agreement. The prior Loan Agreement was terminated in connection with this transaction and, as a result, the outstanding balance of the revolver of $31.3 million was classified as long-term debt as of December 26, 2014. In addition, we will expense the unamortized debt issuance costs of approximately $0.7 million in the first quarter of 2015. See Note 5 to the Notes to Consolidated Financial Statements for further discussion.

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

Interest Rates

Our interest rate risk relates primarily to our debt which totals $48.2 million (net of debt issuance costs) as of December 26, 2014, and carries interest rates pegged to either the prime rate or LIBOR. An immediate increase in interest rates of 100 basis points would increase our interest expense by approximately $0.1 million per quarter. This would be partially offset by increased interest income on our invested cash. Conversely, an immediate decline of 100 basis points in interest rates would decrease our interest expense by approximately $0.1 million per quarter. This would be partially offset by decreased interest income on our invested cash.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ultra Clean Holdings, Inc.

Hayward, California

We have audited the accompanying consolidated balance sheets of Ultra Clean Holdings, Inc. and subsidiaries (the “Company”) as of December 26, 2014 and December 27, 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 26, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ultra Clean Holdings, Inc. and subsidiaries as of December 26, 2014 and December 27, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 26, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Jose, California

March 11, 2015

Ultra Clean Holdings, Inc.

Consolidated Balance Sheets

	December 26, 2014	December 27, 2013
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$78,997	$60,415
Accounts receivable, net of allowance of $81 and $5, respectively	61,817	67,450
Inventory	56,850	63,942
Deferred tax assets	3,777	4,071
Prepaid expenses and other	7,006	4,581

Total current assets	208,447	200,459

Equipment and leasehold improvements, net	10,841	8,534
Goodwill	55,918	55,918
Purchased intangibles, net	16,824	21,708
Deferred tax assets	3,445	5,341
Other non-current assets	667	583

Total assets	$296,142	$292,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$9,541	$37,705
Accounts payable	48,944	53,962
Accrued compensation and related benefits	5,308	5,730
Deferred rent, current portion	245	262
Other current liabilities	2,130	2,385

Total current liabilities	66,168	100,044

Long-term debt	38,614	17,421
Deferred rent and other liabilities	2,808	3,149

Total liabilities	107,590	120,614

Commitments and contingencies (See Note 11)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 29,562,338 and 28,694,762	30	29
Additional paid-in capital	153,141	147,876
Common shares held in treasury, at cost, 601,944 shares in 2014 and 2013, respectively	(3,337)	(3,337)
Retained earnings	38,718	27,361

Total stockholders’ equity	188,552	171,929

Total liabilities and stockholders’ equity	$296,142	$292,543

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Operations

	Twelve Months Ended
	December 26, 2014	December 27, 2013	December 28, 2012
	(In thousands, except per share amounts)
Sales	$513,957	$444,022	$403,430
Cost of goods sold	440,824	376,693	347,642

Gross profit	73,133	67,329	55,788

Operating expenses:
Research and development	7,067	5,543	5,121
Sales and marketing	10,432	9,831	7,033
General and administrative	37,450	36,047	32,858
Acquisition costs	—	—	2,431

Total operating expenses	54,949	51,421	47,443

Income from operations	18,184	15,908	8,345

Interest and other income (expense), net	(1,854)	(3,309)	(1,648)

Income before provision for income taxes	16,330	12,599	6,697
Income tax provision	4,973	2,175	1,544

Net income	$11,357	$10,424	$5,153

Net income per share:
Basic	$0.39	$0.37	$0.20
Diluted	$0.38	$0.36	$0.20
Shares used in computing net income per share:
Basic	29,301	28,346	25,698
Diluted	29,936	29,037	26,261

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(in thousands, except share amounts)
Balance December 30, 2011	22,910,649	$23	$105,478	$11,784	$117,285
Issuance of restricted common stock	30,000	—	—	—	—
Issuance under employee stock plans	514,889	1	326	—	327
Amortization of stock-based compensation	—	—	5,069	—	5,069
Excess tax benefit from stock-based compensation	—	—	62	—	62
Employees’ taxes paid upon vesting of restricted stock units	(44,687)	—	(341)	—	(341)
Common stock issued for acquisition of AIT, net of equity issuance costs	4,500,000	4	29,221	—	29,225
Net income	—	—	—	5,153	5,153

Balance December 28, 2012	27,910,851	28	139,815	16,937	156,780
Issuance of restricted common stock	30,000	—	—	—	—
Issuance under employee stock plans	849,368	1	773	—	774
Amortization of stock-based compensation	—	—	4,685	—	4,685
Excess tax benefit from stock-based compensation	—	—	(140)	—	(140)
Employees’ taxes paid upon vesting of restricted stock units	(95,457)	—	(594)	—	(594)
Net income	—	—	—	10,424	10,424

Balance December 27, 2013	28,694,762	$29	$144,539	$27,361	$171,929
Issuance of restricted common stock	47,000	—	—	—	—
Issuance under employee stock plans	919,446	1	1,939	—	1,940
Amortization of stock-based compensation	—	—	4,400	—	4,400
Excess tax benefit from stock-based compensation	—	—	284	—	284
Employees’ taxes paid upon vesting of restricted stock units	(98,870)	—	(1,358)	—	(1,358)
Net income	—	—	—	11,357	11,357

Balance December 26, 2014	29,562,338	$30	$149,804	$38,718	$188,552

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Cash Flows

	Twelve Months Ended
	December 26, 2014	December 27, 2013	December 28, 2012
	(In thousands)
Cash flows from operating activities:
Net income	$11,357	$10,424	$5,153
Adjustments to reconcile net income to net cash provided by
Loss from disposal of fixed assets	—	329	—
Depreciation	3,004	3,119	3,195
Amortization of finite-lived intangibles	4,884	5,994	3,786
Amortization of debt issuance costs	529	487	236
Excess tax benefit from stock-based compensation	(284)	140	(62)
Stock-based compensation	4,400	4,685	5,069
Changes in assets and liabilities, net of AIT acquisition:
Accounts receivable	5,633	(17,376)	8,047
Inventory	7,092	(9,133)	24,282
Prepaid expenses and other	(2,425)	(668)	(175)
Deferred income tax	2,190	78	(2,731)
Other non-current assets	(84)	(53)	(114)
Accounts payable	(5,186)	30,644	(19,498)
Accrued compensation and related benefits	(422)	1,119	(1,055)
Income taxes payable	284	(141)	63
Other liabilities	(613)	283	1,143

Net cash provided by operating activities	30,359	29,931	27,339

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(5,334)	(2,963)	(609)
AIT acquisition, net of cash acquired	—	—	(74,945)
Proceeds from sale of equipment	191	96	—

Net cash used in investing activities	(5,143)	(2,867)	(75,554)

Cash flows from financing activities:
Proceeds from revolving credit facilities	48,500	63,000	96,824
Proceeds from long-term loans	—	—	40,000
Principal payments on revolving credit facilities	(46,000)	(74,000)	(76,462)
Principal payments on long-term debt and capital lease	(10,000)	(10,000)	(7,758)
Payments of debt issuance costs	—	—	(1,940)
Payments of equity issuance costs	—	—	(341)
Excess tax benefit from stock-based compensation	284	(140)	62
Employees’ taxes paid upon vesting of restricted stock units	(1,358)	(594)	(341)
Proceeds from issuance of common stock	1,940	774	327

Net cash provided by (used in) financing activities	(6,634)	(20,960)	50,371

Net increase in cash	18,582	6,104	2,156
Cash and cash equivalents at beginning of year	60,415	54,311	52,155

Cash and cash equivalents at end of year	$78,997	$60,415	$54,311

Supplemental cash flow information:
Income taxes paid	$3,525	$1,578	$5,311
Income tax refunds	$1,356	$22	$682
Interest paid	$2,035	$2,238	$1,551
Non-cash investing and financing activities:
Fair value of common shares issued for acquisition	$—	$—	$29,565
Restricted stock issued	$7,190	$3,584	$4,763
Fixed asset purchases included in accounts payable	$348	$180	$13

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements

1. Organization and Significant Accounting Policies

Organization — Ultra Clean Holdings, Inc. (UCT or the Company) was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Service Inc. Ultra Clean Technology Systems and Service, Inc. was founded in 1991 by Mitsubishi Corporation and was operated as a subsidiary of Mitsubishi until November 2002, when it was acquired by UCT. UCT became a publicly traded company in March 2004. In June 2006, the Company completed the acquisition of Sieger Engineering, Inc. to better enhance its position as a subsystem supplier to the semiconductor, consumer, medical, energy, industrial, flat panel and research industries. Ultra Clean Technology (Shanghai) Co., Ltd and Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. were established in 2005 and 2007, respectively, to facilitate the Company’s operations in China. Ultra Clean Asia Pacific, Pte, Ltd. (Singapore), was established in fiscal year 2008 to facilitate the Company’s operations in Singapore. In July 2012, the Company acquired American Integration Technologies LLC (“AIT”) to immediately add to the Company’s customer base in the semiconductor and medical markets. In November 2014, the Company launched its 3D printing business through a $40,000 acquisition of a privately held company, Prototype Asia, to develop additive manufacturing capability for the Company’s customer base. The Company operates in one reportable segment. See Note 10 to the Notes to Consolidated Financial Statements.

The Company is a leading developer and supplier of critical subsystems for Original Equipment Manufacturers primarily in the semiconductor, consumer, medical, energy, industrial, flat panel and research industries. The Company develops, designs, prototypes, engineers, manufactures and tests systems and subsystems which are highly specialized and integral to the Company’s customers products.

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

The Company ships a majority of its products to U.S. registered customers with locations both in the U.S. and outside the U.S. In addition to U.S. manufacturing, the Company manufactures products in its Asian facilities to support local and U.S. based customers. The Company conducts its operating activities primarily through its wholly owned subsidiaries: Ultra Clean Technology Systems and Service, Inc., AIT LLC, Ultra Clean Technology (Shanghai) Co., Ltd., Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. and Ultra Clean Asia Pacific, Pte Ltd. (Singapore). The Company’s international sales represented 29.6%, 28.5% and 22.2% of sales for fiscal years 2014, 2013 and 2012, respectively. See Note 10 to the Notes to Consolidated Financial Statements for further information about the Company’s geographic areas.

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

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Significant sales to customers — The Company’s most significant customers (having accounted for 10% or more of annual sales) and their related sales as a percentage of total sales for each of the previous three years, were as follows:

	Fiscal Year Ended
	2014	2013	2012
Lam Research Corporation (1)	38%	33%	33%
Applied Materials, Inc.	23	35	38
ASM International, Inc.	15	13	—

Total	76%	81%	71%

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(1)	In June 2012, Lam Research Corporation (Lam) completed the acquisition of Novellus Systems, Inc. (Novellus), one of the Company’s customers. The sales percentages for Lam for 2012 include sales to Novellus.

Three customers’ accounts receivable balances: Lam Research Corporation, Applied Materials, Inc. and ASM International, Inc., were individually greater than 10% of accounts receivable as of December 26, 2014 and December 27, 2013 and, in the aggregate, represented approximately 74% and 82% of accounts receivable at December 26, 2014 and December 27, 2013, respectively.

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

The Company’s only financial asset measured at fair value on a recurring basis is an overnight sweep account invested in money market funds with maturities of less than 90 days from purchase and are thus classified as cash and cash equivalents on the Company’s balance sheet. These money market funds had a carrying value and fair value of $14.4 million at December 26, 2014, based on Level 2 inputs. The Company’s financial liabilities measured at fair value are related to the Company’s credit facility. Specifically, the fair value of the Company’s long term debt was based on level 2 inputs and fair value was determined using quoted prices for similar liabilities in inactive markets. The fair value of the Company’s outstanding borrowings under the Company’s revolving credit facility were based on level 2 inputs and fair value was determined using inputs other than quoted prices that are observable, specifically, discounted cash flows of expected payments at current borrowing rates. The Company’s carrying value approximates fair value for the Company’s long term debt and revolving credit facility.

Financial assets and liabilities measured at fair value as of December 26, 2014 and December 27, 2013 are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)
	December 26, 2014		December 27, 2013
Money market fund deposits (1)	$14,396	$—	$13,414	$—

(1)	Included in cash and cash equivalents on the Consolidated Balance Sheet. The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

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

At December 26, 2014 and December 27, 2013, inventory balances were $56.9 million and $63.9 million, respectively, net of reserves of $6.5 million and $6.8 million, respectively. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specific identified inventory in excess of estimated usage. Inventory write-downs were $4.6 million, including $2.6 million of inventory written off as part of the GTAT bankruptcy in the third quarter of 2014, $1.5 million and $1.2 million in the years ended December 26, 2014, December 27, 2013 and December 28, 2012, respectively.

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

	Year Ended
	December 26, 2014	December 27, 2013	December 28, 2012
Beginning Balance	$101	$152	$350
Additions related to sales	45	48	47
Warranty costs incurred	(37)	(99)	(245)

Ending Balance	$109	$101	$152

Income Taxes — The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to realize our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider recent cumulative income (loss). A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

The determination of the Company’s tax provision is subject to judgments and estimates. The Company assumes that it will be able to generate sufficient future income to fully realize the net deferred tax assets. In determining whether the realization of these deferred tax assets may be impaired, the Company makes judgments with respect to whether it is likely to generate sufficient future taxable income to realize these assets. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on the Company’s results of operations and financial position.

The Company performed a twelve quarter analysis of its U.S. cumulative pretax profit position as of December 26, 2014 and, weighing both positive and negative evidence, determined that it is more likely than not that it will have the ability to generate sufficient taxable income over the foreseeable future to realize its U.S. federal deferred tax assets. Therefore, the Company concluded that a valuation allowance on its U.S. federal deferred tax assets was not required.

In the third quarter of 2014, the Company weighed both positive and negative evidence and concluded that a full valuation allowance of $2.8 million on its California and Oregon deferred tax assets was appropriate. Among the negative evidence was the declaration of bankruptcy of a customer during the third quarter of 2014 and its impact on the Company’s ability to generate enough future table income in California and Oregon to fully utilize net operating losses carryforwards in those states before they expire.

As of December 26, 2014, the Company also maintained a full valuation allowance of $1.4 million on one of its China subsidiaries as the Company continues to believe it is not more likely than not that the deferred tax assets will be realized. In order to reverse a valuation allowance, accounting principles generally accepted in the United States of America suggest that the Company review the cumulative income/loss in recent years as well as determine the Company’s ability to generate sufficient future taxable income to realize the Company’s net deferred tax assets. The Company had a total valuation allowance on deferred tax assets in the amount of $4.2 million and $0.7 million as of December 26, 2014 and December 27, 2013, respectively.

Income tax positions must meet a more likely than not recognition threshold to be recognized. Income tax positions that previously failed to meet the more likely than not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of income as income tax expense. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on its results of operations and financial position. Management believes that it has adequately provided for any adjustments that may result from these examinations; however, the outcome of tax audits cannot be predicted with certainty.

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

Net Income per Share — Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options and restricted stock using the treasury stock method, except when such shares are anti-dilutive (see Note 9 to the Notes to Consolidated Financial Statements).

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

Stock-based compensation expense includes compensation costs related to estimated fair values of stock options, units and awards granted. Stock-based compensation expense from stock options, restricted stock units and stock awards and the related income tax benefit recognized were $4.4 million and $1.3 million, respectively,

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

for fiscal year 2014, $4.7 million and $0.8 million, respectively, for fiscal year 2013 and $5.1 million and $1.2 million, respectively, for fiscal year 2012.

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

Forfeiture rate. The Company uses historical data to estimate pre-existing forfeitures, and records stock-based compensation for those awards that are expected to vest at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates.

The exercise price of each stock option equals the market price of the Company’s stock on the date of grant. There were no employee stock option grants by the Company for years 2014, 2013 and 2012. Generally, options vest over four years and expire no later than ten years from the grant date. During fiscal years 2014, 2013 and 2012, the Company recorded $3.1 million, $3.9 million and $3.9 million, respectively, of stock-based compensation expense, net of tax, associated with employee and director stock plans and employee stock purchase plan programs. As of December 26, 2014, there was $5.2 million, net of forfeitures of $1.2 million, of unrecognized compensation cost related to employee and director stock which is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.6 years, and will be adjusted for subsequent changes in estimated forfeitures and future grants.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Total stock-based compensation during the fiscal years 2014, 2013 and 2012, respectively, to various expense categories was as follows (in thousands):

	Year Ended
	December 26, 2014	December 27, 2013	December 28, 2012
Cost of goods sold (1)	$1,195	$1,197	$1,263
Sales and marketing	428	474	475
Research and development	156	290	339
General and administrative	2,621	2,724	2,992

	4,400	4,685	5,069
Income tax benefit	(1,342)	(810)	(1,171)

Net stock-based compensation expense	$3,058	$3,875	$3,898

(1)	Stock-based compensation expenses capitalized in inventory for fiscal years 2014, 2013 and 2012 were considered immaterial. At the end of fiscal 2012, the Company began including stock compensation as a component of the absorption calculation for inventory.

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

Intangible assets reviews are performed to determine whether the carrying value is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. See Note 4 to the Notes to Consolidated Financial Statements for further discussion.

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

At the end of fiscal years 2014, 2013 and 2012, the Company assessed the useful lives of its long-lived assets, including property, plant and equipment as well as its intangible assets and concluded that no impairment was required.

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) “Revenue from Contracts with Customers.” ASU 2014-09 amends the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

2. Balance Sheet Information

Inventory consisted of the following (in thousands):

	December 26, 2014	December 27, 2013
Raw materials	$45,294	$49,515
Work in process	14,103	19,437
Finished goods	3,922	1,815

	63,319	70,767
Reserve for excess and obsolete	(6,469)	(6,825)

Total	$56,850	$63,942

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	December 26, 2014	December 27, 2013
Computer equipment and software	$9,299	$8,280
Furniture and fixtures	2,582	2,411
Machinery and equipment	10,774	9,249
Leasehold improvements	12,847	10,583

	35,502	30,523
Accumulated depreciation	(24,661)	(21,989)

Total	$10,841	$8,534

3. Acquisitions

On July 3, 2012, the Company completed the acquisition of American Integration Technologies LLC (“AIT”), a supplier of critical subsystems to the semiconductor capital equipment, medical, energy, industrial and aerospace industries, for approximately $75.3 million in cash and 4.5 million shares of newly issued common stock valued at $29.6 million for a total purchase price of $104.9 million. The acquisition served to increase the Company’s competitive position and market share, as it resulted in an expansion and diversification of the Company’s customer base and product and service portfolio. By acquiring AIT’s complementary product and service portfolio and well established customers, the Company was able to immediately go to market with a more complete and integrated solution. The Company financed the cash portion of the merger, and repaid existing indebtedness, by borrowing a total of $79.8 million under a senior secured credit facility, of which $40.0 million represents borrowings under a term loan and $39.8 million represents borrowings under a revolving credit facility. See further discussion of the borrowing arrangements in Note 5 to the Notes to Consolidated Financial Statements.

The Company allocated the purchase price of AIT to tangible assets, liabilities and identifiable intangible assets acquired, based on their estimated fair values. The excess of purchase price over the aggregate fair values was recorded as goodwill. Goodwill associated with the acquisition is primarily attributable to the expected synergies and other benefits that the Company believes will result from combining operations of the Company and AIT. Although goodwill is not amortized for financial accounting purposes, it is amortized for tax purposes over fifteen years.

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

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following unaudited pro forma consolidated results for 2012 combine the historical results of the Company for fiscal year 2012 along with the historical results of AIT during 2012 as if AIT was acquired on December 31, 2011:

2012 (In thousands, except per share amounts)
Net sales	$470,275
Net income	$9,305
Basic earnings per share	$0.34
Diluted earnings per share	$0.33

The unaudited pro forma results above include adjustments related to the purchase price allocation and financing of the acquisition, primarily to increase amortization for the identifiable intangible assets, to increase interest expense for the additional debt incurred to complete the acquisition, to reflect the related income tax effect and to adjust weighted shares issued as part of the acquisition. The pro forma results for the year ended December 30, 2011 include acquisition costs of $2.4 million which are not expected to occur in future quarters. The unaudited pro forma condensed combined financial information was prepared by management for illustrative purposes only and are not necessarily indicative of the consolidated financial position or results of operations in future periods or the results that actually would have been realized had UCT and AIT been a combined company during the specified periods. The unaudited pro forma financial information does not reflect any operating efficiencies and/or cost savings that the Company may achieve with respect to the combined companies, or any liabilities that may result from integration activities.

In November 2014, the Company launched its 3D printing business through a $40,000 acquisition of a privately held company, Prototype Asia, to develop additive manufacturing capability for the Company’s customer base. This acquisition enables the Company to produce molds and fixtures for quick-turn production and to provide complex parts that cannot otherwise be manufactured. The proforma effects of this acquisition would not be material to the Company’s results of operations for the year ended December 26, 2014 and therefor is not presented.

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

As part of the Company’s annual testing of goodwill impairment, in the fourth quarter of fiscal 2014 the Company performed the two-step impairment test of AIT’s two reporting units for potential impairment. The Company utilized the discounted cash flow method of the income approach to estimate the fair values of each of the reporting units. The estimates used in the impairment testing were consistent with the discrete forecasts that the Company uses to manage its business, and, additionally, considered the developments that occurred during

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

the eighteen months since the date of the acquisition. Under the discounted cash flow method, cash flows beyond the discrete forecasts were estimated using a terminal growth rate of 4.0%, which is considered to be the long-term earnings growth rate specific to the Company and to AIT’s two reporting units. The estimated future cash flows were discounted to present value using a discount rate of 15% that was the value-weighted average of the reporting unit’s estimated cost of equity and debt derived using both known and estimated market metrics, and was adjusted to reflect risk factors that considered both the timing and risks associated with the estimated cash flows. The tax rate used in the discounted cash flow method reflected the international structure currently in place, which is consistent with the market participant perspective. The Company then allocated the fair values of the reporting units to the assets and liabilities of each of the reporting units. Based on the Company’s analyses, the Company concluded that the fair value of the reporting units was greater than their carrying amounts, including goodwill. The estimated fair value for AIT as of December 26, 2014, was $104.3 million, a slight decrease of $0.6 million, or 0.6%, over the estimated fair value of $104.9 million of AIT as of the date of the acquisition. Goodwill allocated to AIT’s reporting unit A was $27.6 million. The percentage of fair value over the carrying value of AIT’s reporting unit A was 12.0% as of December 26, 2014. Goodwill allocated to AIT’s reporting unit B was $28.3 million and the percentage of fair value over the carrying value of reporting unit B was 33.9% as of December 26, 2014. As a result, the Company determined that there was no impairment of goodwill.

Details of aggregate goodwill of the Company from inception through December 26, 2014 and December 27, 2013 are as follows (in thousands):

	Gross Amount	Accumulated Impairment*	Net Carrying Amount
Year Ended December 26, 2014
Goodwill	$89,961	$(34,043)	$55,918
Year Ended December 27, 2013
Goodwill	$89,961	$(34,043)	$55,918

*	Represents goodwill recorded for UCT in 2002 and Sieger Engineering in 2006, which was fully impaired in prior years.

Details of goodwill and other intangible assets were as follows (in thousands):

	December 26, 2014			December 27, 2013
	Goodwill	Intangible Assets	Total	Goodwill	Intangible Assets	Total
Carrying amount	$55,918	$16,824	$72,742	$55,918	$21,708	$77,626

During the quarter ended June 28, 2013, the Company completed the purchase price allocation for the acquisition of AIT on July 2, 2012. During the six months ended June 28, 2013, the Company reduced its goodwill balance by $0.7 million due to a change in the provisional measurement of acquired inventory and sales and use tax balances.

Purchased Intangible Assets

Intangible assets are generally recorded in connection with a business acquisition. The value assigned to the intangible assets purchased as part of the acquisition of AIT was based on estimates and judgments regarding expectations for the success and life cycle of intellectual property/know-how acquired, tradename recognition and developed customer relationships. The Company evaluates the useful lives of its intangible assets each

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

reporting period to determine whether events and circumstances require revising the remaining period of amortization. In addition, the Company reviews indefinite lived intangible assets for impairment when events or changes in circumstances indicate their carrying value may not be recoverable and tests definite lived intangible assets annually for impairment. Management considers such indicators as significant differences in actual product acceptance from the estimates, changes in the competitive and economic environment, technological advances, and changes in cost structure.

Details of purchased intangible assets were as follows (in thousands):

	As of December 26, 2014			As of December 27, 2013
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Useful Life (in years)
Customer relationships	$19,000	$(13,011)	$5,989	$19,000	$(8,764)	$10,236	7
Tradename (AIT )	1,900	(1,081)	819	1,900	(672)	1,228	6
Intellectual property	1,600	(571)	1,029	1,600	(343)	1,257	7
Tradenames (UCT )	8,987	—	8,987	8,987	—	8,987	*

	$31,487	$(14,663)	$16,824	$31,487	$(9,779)	$21,708

The Company amortizes its tradename and customer relationships intangible assets using an accelerated method over the estimated economic life of the assets, ranging from 5 to 7 years. The Company amortizes its intellectual property/know-how intangible asset on a straight-line basis with an estimated economic life of seven years. Amortization expense was approximately $4.9 million for the year ended December 26, 2014, $6.0 million for the year ended December 27, 2013 and $3.8 for the year ended December 28, 2012.

As of December 26, 2014, future estimated amortization expense is expected to be as follows:

Amortization Expense
(in thousands)
2015	$2,813
2016	2,293
2017	1,386
2018	848
2019	497

Total	$7,837

In addition to the AIT tradename intangible of $1.9 million, the Company is also carrying a UCT trade-name intangible asset of $9.0 million as a result of a previous acquisition. The Company concluded that the UCT trade-name intangible asset life is indefinite and is therefore not amortized. The Company tested the UCT trade-name for impairment as of December 26, 2014, using the applied relief-from-royalty method under the income approach and concluded that the trade-name was not impaired.

5. Borrowing Arrangements

As of December 26, 2014, the Company had borrowing arrangements with Silicon Valley Bank under a Loan and Security Agreement (the “Loan Agreement”) which included a $40.0 million revolving credit facility (“Revolver”), maturing on July 3, 2016, and a $40.0 million term loan (“Term Loan”), maturing on July 3, 2016.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The aggregate amount of the Revolver was secured by substantially all of the Company’s assets. As of December 26, 2014, the outstanding balances of the Term Loan and Revolver were $17.5 million and $31.3 million, respectively.

The interest rate on the Revolver during the twelve months ended December 26, 2014 was 3.75%. Pursuant to the Loan Agreement, the Term Loan bears interest per annum at a variable rate equal to the greater of prime rate, as defined per the Loan Agreement, plus a margin of 75 basis points. During the twelve months ended and as of December 26, 2014, the interest rate on the outstanding Term Loan was 3.75%. The Loan Agreement contains a number of financial and reporting covenants. The Company was in compliance with all of such covenants as of December 26, 2014.

In February 2015, the Company entered into a new credit agreement (the “Credit Agreement”) by and among the Company, certain of its subsidiaries, East West Bank and Citi National Bank (collectively, the “Lenders”). The Credit Agreement provides for a term loan in an aggregate principal amount of $40.0 million (the “New Term Loan”) and a revolving credit facility in an aggregate principal amount of $40.0 million (the “New Revolving Credit Facility”), a letter of credit facility in the aggregate availability amount of $20.0 million (as a sublimit of such New Revolving Credit Facility) (the “L/C Facility”) and a swingline sub-facility in the aggregate availability amount of $5.0 million (as a sublimit of the New Revolving Credit Facility) (together with the Term Loan, the Revolving Credit Facility and the L/C Facility, the “Senior Secured Credit Facility”). On February 2, 2015, the Company borrowed an aggregate of $40.0 million under the New Term Loan and approximately $6.5 million under the New Revolving Credit Facility. The borrowed funds were used to repay the outstanding balance to Silicon Valley Bank as lender under our prior Loan Agreement. The prior Loan Agreement was terminated in connection with this transaction and, as a result, the outstanding balance of the revolver of $31.3 million was classified as long-term debt as of December 26, 2014 in accordance with the terms of the new debt agreement. In addition, we will expense the unamortized debt issuance costs of approximately $0.7 million in the first quarter of 2015. On February 5, 2015, in connection with the acquisition of Marchi Thermal Systems, Inc. (“Marchi”), the Company borrowed $29.7 million under the New Revolving Credit Facility. The borrowed funds were used to finance the acquisition.

The New Term Loan must be repaid in consecutive quarterly installments of $2.5 million, with the first payment due on March 31, 2015, and with the balance of the outstanding principal amount of the New Term Loan due at the final maturity, which is February 2, 2019. The New Revolving Credit Facility is available for the four-year period beginning on February 2, 2015. The Credit Agreement includes customary representations, warranties, covenants and events of default. The Company and certain of its subsidiaries have agreed to secure all of their obligations under the Credit Agreement by granting a first priority lien in substantially all of their respective personal property assets (subject to certain exceptions and limitations).

At the Company’s option, borrowings under the New Term Loan and New Revolving Credit Facility (subject to certain limitations) bear interest at either a base rate or at the London Interbank Offered Rate (“LIBOR”) (with the LIBOR being adjusted for certain Eurocurrency reserve requirements, if any, as described in the Credit Agreement), plus, in each case, an applicable margin based on the Company’s consolidated leverage ratio. All loans described above made on February 2, 2015 were initially base rate loans, carrying interest of 3.25%. The Company expects, however, that the effective interest rate will be higher due to the incurrence of certain loan-related costs that will be treated as discount on the debt and amortized over the life of the loan.

The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00 starting with the end of the first quarter of fiscal 2015 and a consolidated leverage ratio (as defined in the Credit

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Agreement) no greater than 3.5 to 1.00 starting with the end of the first quarter of fiscal 2015. The Credit Agreement also includes other customary affirmative and negative covenants.

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

6. Income Taxes

U.S. and foreign components of income before income taxes were (in thousands):

	Year Ended
	December 26, 2014	December 27, 2013	December 28, 2012
U.S. operations	$(452)	$(906)	$(5,546)
Foreign operations	16,782	13,505	12,243

Total pretax income	$16,330	$12,599	$6,697

The provision for income taxes consisted of the following (in thousands):

	Year Ended
	December 26, 2014	December 27, 2013	December 28, 2012
Current:
Federal	$(451)	$201	$537
State	118	89	139
Foreign	2,839	1,675	3,608

Total current	2,506	1,965	4,284

Deferred:
Federal	(404)	(252)	(2,141)
State	2,722	28	(418)
Foreign	149	434	(181)

Total deferred	2,467	210	(2,740)

Total provision	$4,973	$2,175	$1,544

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Significant components of net deferred tax assets and deferred tax liabilities for federal and state income taxes were as follows (in thousands):

	Year Ended
	December 26 2014	December 27 2013
Net current deferred tax asset:
Inventory valuation and basis difference	$3,243	$2,601
Other accrued expenses	2,324	2,153
State taxes	42	(198)

	5,609	4,556
Valuation allowance	(1,582)	(85)

Net current deferred tax asset	4,027	4,471
Net non-current deferred tax asset:
Deferred rent	15	20
Other accrued expenses	2,622	3,085
Depreciation	1,465	1,491
Net operating losses	1,934	2,029
State taxes	—	(715)

	6,036	5,910
Valuation allowance	(2,590)	(569)

Net non-current deferred tax asset	3,446	5,341

Total deferred tax asset	7,473	9,812
Current deferred tax liability:
Undistributed earnings	(526)	(400)

Net deferred tax assets	$6,947	$9,412

The effective tax rate differs from the U.S. federal statutory tax rate as follows:

	Year Ended
	December 26, 2014	December 27, 2013	December 28, 2012
Federal income tax provision at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	0.2%	0.6%	(2.8)%
Effect of foreign operations	(19.8)%	(18.7)%	(15.8)%
Valuation allowance	11.3%	(1.6)%	6.1%
Other	4.8%	3.0%	1.6%

Effective Tax Rate	30.5%	17.3%	23.1%

The provision for the year ended December 26, 2014, includes a charge of $2.8 million and $0.7 million related to the valuation allowance on deferred tax assets for California and Oregon and one of the Company’s subsidiaries in China, respectively, as the Company believes it is more likely than not that these deferred tax assets will not be realized. The provision for the year ended December 27, 2013, includes a decrease of $0.2 million to the valuation allowance on the deferred tax assets of one of its China subsidiaries as a result of a decrease in deferred tax assets for which there is a full valuation allowance. The provision for the year ended December 28, 2012, includes an increase of $0.4 million to the valuation allowance on the deferred tax assets of

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

one of its China subsidiaries as a result of an increase in deferred tax assets for which there is a full valuation allowance.

The Company earns a significant amount of its operating income outside the United States, which is deemed to be indefinitely reinvested in foreign jurisdictions. As a result, most of the Company’s cash and cash equivalents is held by foreign subsidiaries. The Company currently does not intend nor foresee a need to repatriate these funds to the U.S. The Company expects existing domestic cash and cash flows from operations to continue to be sufficient to fund its domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If the Company should require more capital in the U.S. than is generated by its domestic operations, for example to fund significant discretionary activities such as business acquisitions, the Company could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or dilution of our earnings. The Company has borrowed funds domestically and continues to believe it has the ability to do so at reasonable interest rates. The Company does not provide for U.S. taxes on its undistributed earnings of foreign subsidiaries that it intends to invest indefinitely outside the U.S., unless such taxes are otherwise required under U.S. tax law. In 2014, the Company determined that a portion of the current year earnings of one its China subsidiaries may be remitted in the future to one of its foreign subsidiaries outside of mainland China and, accordingly, the Company provided for the related withholding taxes in its consolidated financial statements. If the Company changes its intent to reinvest its undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previous anticipated remaining unremitted foreign earnings, the Company could be required to accrue or pay U.S. taxes on some or all of these undistributed earnings. As of December 26, 2014, the Company had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $57.6 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Balance as of December 28, 2012	$109
Increases related to prior year tax positions	—
Increases related to current year tax positions	79
Releases due to settlements	(23)

Balance as of December 27, 2013	165
Increases related to prior year tax positions	—
Increases related to current year tax positions	205
Expiration of the statute of limitations for the assessment of taxes	(14)

Balance as of December 26, 2014	$356

The Company’s gross liability for unrecognized tax benefits as of December 26, 2014 and December 27, 2013 was $0.4 million and $0.2 million, respectively. Increases or decreases to interest and penalties on uncertain tax positions are included in the income tax provision in the Consolidated Statements of Operations. Interest related to uncertain tax positions for the periods ended December 26, 2014, December 27, 2013 and December 28, 2012 was considered to be diminimus. Although it is possible some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Tax attributes related to equity award windfall deductions are not recorded until they result in a reduction of cash tax payable. As of December 26, 2014, the benefit of the federal net operating losses from windfall deductions were excluded from the deferred tax asset balance as of December 26, 2014. As of December 26, 2014, the benefit of federal and California net operating loss deductions of $1.3 and $0.2 million, respectively, will be recorded to additional paid-in capital when it reduces cash taxes payable.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company’s 2011 through 2013 federal income tax returns are open to audit through the statute of limitations by the Internal Revenue Service. The Company’s 2010 through 2013 state income tax returns are open to audit by the California Franchise Tax Board. The statute of limitations remains open back to 2008 for California and Oregon to the extent of the unutilized net operating losses. The Company is also subject to examination in various other jurisdictions for various periods.

The Company is currently experiencing a zero rate tax holiday related to its Singapore subsidiary that will expire for tax years beginning January 2016. This tax rate is subject to achieving certain commitments agreed to with the Economic Development Board of Singapore including investment and employment thresholds. The Company’s Singapore subsidiary recorded a net profit of $7.1 million for the year ended December 26, 2014.

7. Stockholders’ Equity

Stock Repurchase Plan — On July 24, 2008, the Board of Directors approved a stock repurchase program for up to $10.0 million. The Company commenced the repurchase of its common stock on August 4, 2008. The total number of shares repurchased and related cost of the stock repurchase program were 601,994 shares at a cost of $3,337,000, or an average cost of $5.54 per share. The Company has not repurchased stock during any of the fiscal years after 2008.

8. Employee Benefit Plans

Stock Options — On February 20, 2003, the Company adopted the 2003 Stock Incentive Plan (the “2003 Incentive Plan”) which was subsequently amended and restated. The Company has reserved 4,515,239 shares of its common stock for issuance under the 2003 Incentive Plan. The 2003 Incentive Plan provides for the issuance of options and other stock-based awards. Options are generally granted at fair value at the date of grant as determined by the Board of Directors and have terms up to ten years and generally vest over four years.

The stockholders of the Company approved amendments to the Company’s 2003 Stock Incentive Plan, which included an increase in shares available for issuance by 1,500,000 and 3,100,000 common shares which are more fully described in the Company’s definitive proxy statements filed on April 23, 2010 and May 27, 2013, respectively. At December 26, 2014, 2,110,644 shares were available for future grants under the 2003 Incentive Plan.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Option activity under the 2003 Incentive Plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding, December 30, 2011	1,654,691	$6.54	5.02	$2,776
Exercised	(127,904)	1.28
Cancelled	(12,674)	7.55

Outstanding, December 28, 2012	1,514,113	$6.98	4.02	$1,445
Exercised	(266,296)	2.28
Cancelled	(38,698)	11.76

Outstanding, December 27, 2013	1,209,119	$7.86	2.86	$3,976
Exercised	(343,947)	5.11
Cancelled	(11,621)	14.40

Outstanding, December 26, 2014	853,551	$8.87	1.35	$1,798

Options exercisable and expected to vest, December 26, 2014	853,551	$8.87	1.35	$1,798

The following table summarizes information with respect to options outstanding and exercisable at December 26, 2014:

Range of Exercise Price	Shares Outstanding	Weighted Average Remaining Average Life (Years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$1.17 – 3.96	122,025	4.45	$3.46	122,025	$3.46
$6.14 – 6.55	337,157	0.37	6.55	337,157	6.55
$6.76 – 8.61	117,500	1.35	8.44	117,500	8.44
$8.94 – 14.08	59,594	1.85	12.01	59,594	12.01
$14.31 – 14.99	217,275	2.32	14.89	217,275	14.89

Grand Total	853,551	1.35	$8.87	853,551	$8.87

For the fiscal years 2014, 2013 and 2012, the intrinsic value of the Company’s exercised stock options was $1.8 million, $1.6 million and $0.7 million respectively. For the fiscal years 2014, 2013 and 2012, the Company’s vested share recognized expense was zero, $0.3 million and $0.2 million, respectively. There was no stock-based compensation expense for fiscal year 2014 attributable to stock options as all outstanding options were fully vested at the beginning of the fiscal year.

Restricted Stock Units and Restricted Stock Awards — In fiscal years 2014, 2013 and 2012, the Company granted 47,000, 30,000 and 30,000 shares, respectively, of common stock to its board members under the 2003 Incentive Plan. These Restricted Share Awards (RSAs) vest on the earlier of 1) the next Annual Shareholder Meeting, or 2) 365 days from date of grant. The total unamortized expense of the Company’s unvested RSAs as of December 26, 2014, is approximately $0.1 million. During the first quarter of fiscal year 2008, the Company began granting stock awards in the forms of Restricted Stock Units (RSUs) and Performance Stock Units (PSUs) to its employees as part of the Company’s long term equity compensation plan. These stock awards are granted to employees with a unit purchase price of zero dollars and typically vest over three years, subject to the employee’s continued service with the Company and, in the case of PSUs, subject to achieving certain

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

performance goals. The expected cost of the grant is recognized over the service period, and is reduced for estimated forfeitures and, in the case of PSUs, is reduced based on estimated achievement of performance goals. During the year ended December 26, 2014, the Company approved and granted 578,650 RSU’s to employees with a weighted average grant date fair value of $11.38 per share and 160,625 PSUs with a weighted average grant date fair value of $13.33 per share. Nine percent of the PSUs granted in fiscal 2014 were cancelled as some of the performance criteria for vesting was not met. As of December 26, 2014, $5.2 million of unrecognized stock-based compensation cost, net of estimated forfeitures, related to RSUs remains to be amortized and is expected to be recognized over an estimated period of 1.6 years. The unvested amount is subject to forfeiture, until fully vested. At December 26, 2014, 1,078,279 shares were subject to forfeiture.

The following table summarizes the Company’s restricted stock unit and restricted stock award activity thru the year ended December 26, 2014:

	Number of Shares	Aggregate Intrinsic Value (in thousands)
Unvested restricted stock units and restricted stock awards at December 28, 2012	1,312,706	$6,143
Granted	794,650
Vested	(590,104)
Forfeited	(260,322)

Unvested restricted stock units and restricted stock awards at December 27, 2013	1,256,930	$12,632
Granted	786,275
Vested	(577,528)
Forfeited	(387,398)

Unvested restricted stock units and restricted stock awards at December 26, 2014	1,078,279	$9,673

Vested and expected to vest restricted stock units and restricted stock awards	939,341	$8,370

Employee Stock Purchase Plan — In 2004 the Company adopted an Employee Stock Purchase Plan (“ESPP”) and is authorized to issue 555,343 shares of common stock under the ESPP. The ESPP permits employees to purchase common stock at a discount through payroll withholdings at certain specified dates (purchase period) within a defined offering period. The purchase price is 95% of the fair market value of the common stock at the end of the purchase period and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. There were 22,971 shares issued under the ESPP during the year ended December 26, 2014.

Employee Savings and Retirement Plan — The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all employees who meet certain eligibility requirements. Participants could elect to contribute to the 401(k) Plan, on a pre-tax basis, up to 25% of their salary to a maximum of $17,500. The Company may make matching contributions of up to 3% of employee contributions based upon eligibility. The Company made approximately $0.9 million, $0.7 million, and $0.7 million discretionary employer contributions to the 401(k) Plan in the years ended December 26, 2014, December 27, 2013 and December 28, 2012, respectively.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

9. Net Income Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands):

	Year Ended
	December 26, 2014	December 27, 2013	December 28, 2012
Numerator:
Net income	$11,357	$10,424	$5,153
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	29,301	28,346	25,698

Shares used in computation — diluted:
Weighted average common shares outstanding	29,301	28,346	25,698
Dilutive effect of common shares outstanding subject to repurchase	396	456	244
Dilutive effect of options outstanding	239	235	319

Shares used in computing diluted net income per share	29,936	29,037	26,261

Net income per share — basic	$0.39	$0.37	$0.20
Net income per share — diluted	$0.38	$0.36	$0.20

The Company had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income per share, as their effect would have been anti-dilutive. Such outstanding securities consist of the following (in thousands):

	Year Ended
	December 26, 2014	December 27, 2013	December 28, 2012
Outstanding options	266	1,209	1,514

10. Segment Information

The Company operates in one reportable segment and is engaged in the development, manufacture and supply of critical subsystems for the semiconductor capital equipment, consumer, medical, energy, industrial, flat panel and research industries. Multiple operating segments were aggregated into one reportable segment as the nature of the Company’s products and production processes, as well as type of customers and distribution methods, is consistent among all of the Company’s products. The Company’s foreign operations are conducted primarily through its wholly-owned subsidiaries in China and Singapore. The Company’s principal markets include North America, Asia and, to a lesser degree, Europe. Sales by geographic area represent sales to unaffiliated customers.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth revenue by geographic area (in thousands):

	Year Ended
Sales	December 26, 2014	December 27, 2013	December 28, 2012
United States	$372,200	$331,351	$313,758
China	64,376	39,044	24,664
Singapore	55,491	63,817	62,143
Others	21,890	9,810	2,865

Total	$513,957	$444,022	$403,430

At December 26, 2014 and December 27, 2013, approximately $5.8 million and $4.6 million, respectively, of the Company’s long-lived assets were located in China and Singapore, and the remaining balances were located in the United States.

11. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $31.2 million at December 26, 2014.

The Company also leases properties domestically in Hayward and Fremont, California, Austin, Texas, Pflugerville, Texas, Chandler, Arizona, and South San Francisco California and internationally in China, Singapore and the Philippines. The Company leases certain of its facilities under non-cancelable leases, which expire on various dates through 2022.

As of December 26, 2014, future minimum payments under these operating leases were as follows (in thousands):

Fiscal year
2015	5,710
2016	5,021
2017	4,388
2018	3,241
2019	2,396
Thereafter	7,422

Total minimum lease payments	$28,178

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

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

12. Subsequent Events

On January 5, 2015, the Company announced that James P. Scholhamer would become the Company’s Chief Executive Officer, effective January 19, 2015, succeeding Clarence L. Granger, who retired as the Company’s Chief Executive Officer on such date. Mr Granger will remain as non-executive Chairman of the Board of Directors. Mr. Scholhamer also joined the Company’s Board of Directors, effective as of his first day of employment with the Company.

In February 2015, the Company completed the acquisition of substantially all of the assets and certain liabilities of Marchi, a designer and manufacturer of specialty thermocouples, heaters and temperature controllers, for approximately $30.0 million in cash and 1,437,500 shares of newly issued common stock for a total purchase price of approximately $44.0 million. In addition, the Company incurred approximately $0.5 million of costs related to the acquisition. The Company’s primary reason for this acquisition is to expand its capabilities with its existing customers and bring the Company closer to the customer in the design stage of new products and next generation equipment. The Company financed the cash portion of the acquisition by borrowing a total of $29.7 million under the new Credit Agreement. Following the acquisition of Marchi, the Company’s cash totaled approximately $77.4 million and total debt was approximately $76.2 million. See further discussion of the new borrowing arrangements in Note 5 to the Notes to Consolidated Financial Statements. Due to the limited time since the acquisition date and limitations on access to Marchi’s information prior to the acquisition date, the initial accounting for the business combination is incomplete at this time. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired and resulting from the transaction, including the information required for indemnification assets, contingencies, non-controlling interests and goodwill. Also, because the initial accounting for the transaction is incomplete, the Company is unable to provide the supplemental pro forma revenue and earnings of the combined entity. The Company will include this information in its Quarterly Report on Form 10-Q for the three months ended March 27, 2015.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 26, 2014. Based upon the evaluation, our management, including our CEO and our CFO, concluded that the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our CEO and CFO, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurring during the fourth quarter of fiscal year 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fourth quarter of fiscal year 2014.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). The objective of this evaluation was to determine whether the Company’s internal control over financial reporting was effective as of December 26, 2014. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 26, 2014.

The effectiveness of our internal control over financial reporting as of December 26, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ultra Clean Holdings, Inc.

Hayward, California

We have audited the internal control over financial reporting of Ultra Clean Holdings, Inc. and subsidiaries (the “Company”) as of December 26, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 26, 2014 of the Company and our report dated March 11, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

San Jose, California

March 11, 2015

Item 9B.	Other Information

None.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2015 Annual Meeting of Stockholders.

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item concerning directors, including our audit committee financial expert, is incorporated by reference to the section entitled, “Election of Directors” in our Proxy Statement for the 2015 Annual Meeting of Stockholders.

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

The information required by this item regarding the security ownership of certain beneficial owners is incorporated by reference to the sections entitled “Executive Officer Compensation” and “Election of Directors” in our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2015 Annual Meeting of Stockholders.

The table below summarizes our equity plan information as of December 26, 2014:

Plan Category	(a) Number of Securities to be Issued Upon Exercise/Vest of Outstanding Options, Awards Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c)(1) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)
Equity compensation plans approved by security holders:	2,025,254	$8.48	2,110,644
Equity compensation plans not approved by security holders	—	—	—

Total	2,025,254	$8.48	2,110,644

(1)	Consists of the 2003 Stock Incentive Plan and, for purposes of column (c), the Employee Stock Purchase Plan. Since restricted stock units do not have an exercise price, they are excluded from the calculations in column (b) of the table above.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Party Transactions” in our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section entitled “Ratification of the Appointment of Our Independent Registered Public Accounting Firm” in our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

1. Financial Statements:

2. Financial statement schedules not listed have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

Exhibit Index

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of May 18, 2012, among American Integration Technologies, LLC, AIT Holding Company LLC, Ultra Clean Holdings, Inc. and Element Merger Subsidiary, LLC	8-K	000-50646	May 23, 2012	2.1

2.2	Asset Purchase Agreement, dated as of February 5, 2015, among Ultra Clean Holdings, Inc., Drake Acquisition Subsidiary, Inc. and Marchi Thermal Systems, Inc.	8-K	000-50646	February 6, 2015	2.1

3.1	Amended and Restated Certificate of Incorporation of Ultra Clean Holdings, Inc.	S-1/A	333-11904	March 2, 2004	3.1

3.2	Amended and Restated Bylaws of Ultra Clean Holdings, Inc.	8-K	000-50646	August 3, 2009	3.01

4.1	Specimen Stock Certificate	S-1/A	333-11904	March 8, 2004	4.1

10.1†	Ultra Clean Holdings, Inc. 2003 Amended and Restated Stock Incentive Plan (amended as of May 22, 2013)	8-K	000-50646	May 24, 2013	10.1

10.2†	Form of Stock Option Agreement	S-1/A	333-11904	March 8, 2004	10.6

10.3	Credit Agreement, dated as of July 3, 2012, among Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., American Integration Technologies LLC, Ultra Clean Asia Pacific Pte. Ltd., the several lenders from time to time party thereto, Silicon Valley Bank and U.S. Bank National Association	8-K	000-50646	July 10, 2012	10.1

10.4	Guarantee and Collateral Agreement in favor of Silicon Valley Bank, dated as of July 3, 2012, made by Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., American Integration Technologies LLC, Ultra Clean Asia Pacific Pte. Ltd., UCT Sieger Engineering LLC, Integrated Flow Systems LLC and the other Grantors referred to therein and from time to time party thereto	8-K	000-50646	July 10, 2012	10.2

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.5	Amendment and Waiver Agreement, dated as of February 15, 2013, among the Company, certain of the Company’s subsidiaries, Silicon Valley Bank and the several other banks and financial institutions or entities party thereto	8-K	000-50646	February 22, 2013	10.1

10.6	Credit Agreement, dated as of February 2, 2015, among Ultra Clean Holdings, Inc., East West Bank, City National Bank and the several lenders from time to time party thereto	8-K	000-50646	February 6, 2015	10.1

10.7	Guarantee and Collateral Agreement in favor of East West Bank, dated as of February 2, 2015, made by Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., American Integration Technologies LLC, UCT Sieger Engineering LLC, Integrated Flow Systems LLC, Drake Acquisition Subsidiary, Inc. and the other Grantors referred to therein and from time to time party thereto	8-K	000-50646	February 6, 2015	10.2

10.8†	Employee Stock Purchase Plan (Restated as of October 21, 2004)	10-Q	000-50646	November 8, 2004	10.9.1

10.9†	Form of Indemnification Agreement between Ultra Clean Holdings, Inc. and each of its directors and executive officers	S-1/A	333-11904	March 2, 2004	10.1

10.10†	Form of Award Agreement	S-1/A	333-111904	March 8, 2004	10.13

10.11†	Severance Policy for Executive Officers (revised)	10-K	000-50646	March 19, 2009	10.16

10.12†	Form of Restricted Stock Unit Award Agreement	10-K	000-50646	March 12, 2008	10.18

10.13†	Separation Agreement dated as of December 31, 2007 between the Company and Leonid Mezhvinsky	10-K	000-50646	March 19, 2009	10.18

10.14†	Change of control Severance Agreement dated as of July 21, 2009 by and between Ultra Clean Holdings, Inc. and Kevin C. Eichler	10-K	000-50646	March 30, 2010	10.22

10.15†	Letter of Agreement between the Company and Lavi Lev dated November 18, 2011	10-Q	000-50646	May 3, 2013	10.1

10.16†	Transition Agreement between the Company and Clarence L. Granger, effective as of January 2, 2015	8-K	000-50646	January 5, 2015	99.2

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.17†	Offer Letter between the Company and James P. Scholhamer dated January 3, 2015	8-K	000-50646	January 5, 2015	99.1

10.18†	Change in Control Severance Agreement dated as of January 19, 2015 by and between Ultra Clean Holdings, Inc. and James P. Scholhamer					X

21.1	Subsidiaries of Ultra Clean Holdings, Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on signature page)					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Denotes management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultra Clean Holdings, Inc.

By:	/S/ James P. Scholhamer
James P. Scholhamer
Chief Executive Officer

Date: March 11, 2015

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James P. Scholhamer and Kevin C. Eichler, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission hereby ratifying and confirming that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CLARENCE L. GRANGER Clarence L. Granger	Chairman	March 11, 2015

/S/ JAMES P. SCHOLHAMER James P. Scholhamer	Chief Executive Officer	March 11, 2015

/S/ KEVIN C. EICHLER Kevin C. Eichler	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 11, 2015

/S/ LEONID MEZHVINSKY Leonid Mezhvinsky	Director	March 11, 2015

/S/ JOHN CHENAULT John Chenault	Director	March 11, 2015

/S/ SUSAN H. BILLAT Susan H. Billat	Director	March 11, 2015

/S/ DAVID T. IBNALE David T. IbnAle	Director	March 11, 2015

Exhibit Index

		Previously Filed				Filed Herewith
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit

2.1	Agreement and Plan of Merger, dated as of May 18, 2012, among American Integration Technologies, LLC, AIT Holding Company LLC, Ultra Clean Holdings, Inc. and Element Merger Subsidiary, LLC	8-K	000-50646	May 23, 2012	2.1

2.2	Asset Purchase Agreement, dated as of February 5, 2015, among Ultra Clean Holdings, Inc., Drake Acquisition Subsidiary, Inc. and Marchi Thermal Systems, Inc.	8-K	000-50646	February 6, 2015	2.1

3.1	Amended and Restated Certificate of Incorporation of Ultra Clean Holdings, Inc.	S-1/A	333-11904	March 2, 2004	3.1

3.2	Amended and Restated Bylaws of Ultra Clean Holdings, Inc.	8-K	000-50646	August 3, 2009	3.01

4.1	Specimen Stock Certificate	S-1/A	333-11904	March 8, 2004	4.1

10.1†	Ultra Clean Holdings, Inc. 2003 Amended and Restated Stock Incentive Plan (amended as of May 22, 2013)	8-K	000-50646	May 24, 2013	10.1

10.2†	Form of Stock Option Agreement	S-1/A	333-11904	March 8, 2004	10.6

10.3	Credit Agreement, dated as of July 3, 2012, among Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., American Integration Technologies LLC, Ultra Clean Asia Pacific Pte. Ltd., the several lenders from time to time party thereto, Silicon Valley Bank and U.S. Bank National Association	8-K	000-50646	July 10, 2012	10.1

10.4	Guarantee and Collateral Agreement in favor of Silicon Valley Bank, dated as of July 3, 2012, made by Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., American Integration Technologies LLC, Ultra Clean Asia Pacific Pte. Ltd., UCT Sieger Engineering LLC, Integrated Flow Systems LLC and the other Grantors referred to therein and from time to time party thereto	8-K	000-50646	July 10, 2012	10.2

10.5	Amendment and Waiver Agreement, dated as of February 15, 2013, among the Company, certain of the Company’s subsidiaries, Silicon Valley Bank and the several other banks and financial institutions or entities party thereto	8-K	000-50646	February 22, 2013	10.1

		Previously Filed				Filed Herewith
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit

10.6	Credit Agreement, dated as of February 2, 2015, among Ultra Clean Holdings, Inc., East West Bank, City National Bank and the several lenders from time to time party thereto	8-K	000-50646	February 6, 2015	10.1

10.7	Guarantee and Collateral Agreement in favor of East West Bank, dated as of February 2, 2015, made by Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., American Integration Technologies LLC, UCT Sieger Engineering LLC, Integrated Flow Systems LLC, Drake Acquisition Subsidiary, Inc. and the other Grantors referred to therein and from time to time party thereto	8-K	000-50646	February 6, 2015	10.2

10.8†	Employee Stock Purchase Plan (Restated as of October 21, 2004)	10-Q	000-50646	November 8, 2004	10.9.1

10.9†	Form of Indemnification Agreement between Ultra Clean Holdings, Inc. and each of its directors and executive officers	S-1/A	333-11904	March 2, 2004	10.1

10.10†	Form of Award Agreement	S-1/A	333-111904	March 8, 2004	10.13

10.11†	Severance Policy for Executive Officers (revised)	10-K	000-50646	March 19, 2009	10.16

10.12†	Form of Restricted Stock Unit Award Agreement	10-K	000-50646	March 12, 2008	10.18

10.13†	Separation Agreement dated as of December 31, 2007 between the Company and Leonid Mezhvinsky	10-K	000-50646	March 19, 2009	10.18

10.14†	Change of control Severance Agreement dated as of July 21, 2009 by and between Ultra Clean Holdings, Inc. and Kevin C. Eichler	10-K	000-50646	March 30, 2010	10.22

10.15†	Letter of Agreement between the Company and Lavi Lev dated November 18, 2011	10-Q	000-50646	May 3, 2013	10.1

10.16†	Transition Agreement between the Company and Clarence L. Granger, effective as of January 2, 2015	8-K	000-50646	January 5, 2015	99.2

10.17†	Offer Letter between the Company and James P. Scholhamer dated January 3, 2015	8-K	000-50646	January 5, 2015	99.1

10.18†	Change in Control Severance Agreement dated as of January 19, 2015 by and between Ultra Clean Holdings, Inc. and James P. Scholhamer					X

		Previously Filed				Filed Herewith
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit

21.1	Subsidiaries of Ultra Clean Holdings, Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on signature page)					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Denotes management contract or compensatory plan.