Form 10-Q
period 2015-03-27
Ultra Clean Holdings, Inc.
filed 2015-05-04
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2015

or

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

Number of shares outstanding of the issuer’s common stock as of April 24, 2015: 31,615,185

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share amounts)

	March 27, 2015	December 26, 2014
ASSETS
Current assets:
Cash and cash equivalents	$69,607	$78,997
Accounts receivable, net of allowance of $81 in 2015 and 2014	69,625	61,817
Inventory	59,912	56,850
Deferred tax assets, net of valuation allowance	3,777	3,777
Prepaid expenses and other	8,094	7,006

Total current assets	211,015	208,447

Equipment and leasehold improvements, net	14,476	10,841
Goodwill	74,298	55,918
Purchased intangibles, net	39,057	16,824
Deferred tax assets, net of valuation allowance	3,120	3,445
Other non-current assets	747	667

Total assets	$342,713	$296,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$4,847	$9,541
Accounts payable	50,128	48,944
Accrued compensation and related benefits	5,310	5,308
Deferred rent, current portion	442	245
Other current liabilities	2,738	2,130

Total current liabilities	63,465	66,168

Bank borrowings, net of current portion	70,756	38,614
Deferred rent and other liabilities	2,901	2,808

Total liabilities	137,122	107,590

Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 31,485,459 and 29,562,338 shares issued and outstanding, in 2015 and 2014, respectively	32	30
Additional paid-in capital	169,005	153,141
Common shares held in treasury, at cost, 601,944 shares in 2015 and 2014	(3,337)	(3,337)
Retained earnings	39,891	38,718

Total stockholders’ equity	205,591	188,552

Total liabilities and stockholders’ equity	$342,713	$296,142

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three months ended
	March 27,	March 28,
	2015	2014
Sales	$125,318	$144,224
Cost of goods sold	105,399	120,913

Gross profit	19,919	23,311

Operating expenses:
Research and development	2,566	1,767
Sales and marketing	2,845	2,661
General and administrative	11,860	9,722

Total operating expenses	17,271	14,150

Income from operations	2,648	9,161

Interest and other income (expense), net	(956)	(629)

Income before provision for income taxes	1,692	8,532
Income tax provision	519	1,476

Net income	$1,173	$7,056

Net income per share:
Basic	$0.04	$0.24
Diluted	$0.04	$0.24
Shares used in computing net income per share:
Basic	30,485	28,877
Diluted	30,964	29,918

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three months ended
	March 27,	March 28,
	2015	2014
Cash flows from operating activities:
Net income	$1,173	$7,056
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	904	747
Amortization of finite lived intangibles	1,137	1,221
Amortization of debt issuance costs	714	122
Stock-based compensation	474	1,019
Excess tax benefit from stock-based compensation	129	(1,404)
Changes in assets and liabilities:
Accounts receivable	(7,808)	(4,747)
Inventory	(1,765)	(3,519)
Prepaids and other	(1,088)	(130)
Deferred income taxes	325	81
Other non-current assets	(54)	209
Accounts payable	(6)	1,483
Accrued compensation and related benefits	2	(211)
Income taxes payable	(129)	1,405
Other liabilities	340	684

Net cash provided (used) by operating activities	(5,652)	4,016

Cash flows from investing activities:
Acquisition of Marchi	(29,734)
Purchases of equipment and leasehold improvements	(2,582)	(512)
Disposal of equipment and leasehold improvements	—	66

Net cash used in investing activities	(32,316)	(446)

Cash flows from financing activities:
Proceeds from term debt and revolving credit facility	76,189	11,000
Principal payments on term debt and revolving credit facility	(48,844)	(2,500)
Payments of debt issuance costs	(500)	—
Excess tax benefit from stock-based compensation	(129)	1,404
Employees’ taxes paid upon vesting of restricted stock units	(330)	(1,334)
Proceeds from issuance of common stock	2,192	1,734

Net cash provided in financing activities	28,578	10,304

Net increase (decrease) in cash	$(9,390)	$13,874

Cash and cash equivalents at beginning of period	78,997	60,415

Cash and cash equivalents at end of period	$69,607	$74,289

Supplemental items:
Cash paid during the period:
Income taxes paid	$598	$918
Income tax refunds	$—	$1,356
Interest	$689	$564
Non-cash activities:
Fair value of common shares issued for acquisition	$13,843	—
Equipment and leasehold improvements purchased included in accounts payable	$1,538	$114

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Significant Accounting Policies

Organization — Ultra Clean Holdings, Inc. (“UCT”) was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Service Inc. Ultra Clean Technology Systems and Service, Inc. was founded in 1991 by Mitsubishi Corporation and was operated as a subsidiary of Mitsubishi until November 2002, when it was acquired by UCT. UCT became a publicly traded company in March 2004. In June 2006, the Company completed the acquisition of Sieger Engineering, Inc. to better enhance its position as a subsystem supplier to the semiconductor, research, flat panel, energy and medical equipment industries. Ultra Clean Technology (Shanghai) Co., Ltd and Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. were established in 2005 and 2007, respectively, to facilitate the Company’s operations in China. Ultra Clean Asia Pacific, Pte, Ltd. (Singapore) was established in fiscal year 2008 to facilitate the Company’s operations in Singapore. In July 2012, UCT acquired American Integration Technologies LLC (“AIT”) to immediately add to the Company’s existing customer base in the semiconductor and medical spaces and to provide additional manufacturing capabilities. In November 2014, the Company launched its 3D printing business in Singapore through a $40,000 acquisition of a privately held company, Prototype Asia, to develop additive manufacturing capability for the Company’s customer base. In February 2015, UCT acquired substantially all of the assets of Marchi Thermal Systems, Inc. (“Marchi”), a designer and manufacturer of specialty heaters, thermocouples and temperature controllers, for approximately $29.9 million in cash and 1,437,500 shares of newly issued common stock for a total purchase price of approximately $43.7 million. The newly acquired company, Marchi, is a leader in custom design and manufacture of heaters, sensors, and controllers. Marchi delivers flexible heating elements and thermal solutions to our customers. Heaters are a critical component in many types of semiconductor capital equipment. The Company believes heaters are increasingly critical in equipment design for the most advanced semiconductor nodes. The primary reason for this acquisition was to expand its capabilities with the Company’s existing semiconductor equipment customers, increase its footprint in this market and bring about earlier engagement of new products and next generation equipment. The company financed the cash portion of the acquisition by borrowing a total of $29.7 million under a new senior secured credit facility, under which we also borrowed $46.5 million to pay off the total outstanding loan balance from the Company’s existing credit facility. Following the acquisition of Marchi, the Company’s cash and cash equivalents totaled approximately $77.4 million and total debt was approximately $76.2 million. See further discussion of the new borrowing arrangements in Note 5 to the Company’s Condensed Consolidated Financial Statements.

The Company is a global leader in the design, engineering, and manufacture of production tools, modules and subsystems for the semiconductor capital equipment industry and industry segments with similar requirements including consumer, medical and flat panel display. The Company focuses on providing specialized engineering and manufacturing solutions for these applications. The Company enables its customers to realize lower manufacturing costs and reduced design-to-delivery cycle times while maintaining high quality standards.

The Company provides its customers with complete solutions that combine its expertise in design, scan, assembly, test, component characterization and highly flexible global manufacturing operations with excellence in quality control and financial stability. The Company’s global footprint helps the Company to drive down total manufacturing costs, reduce design-to-delivery cycle times and maintain high quality standards for the Company’s customers. The Company believes that these characteristics provide global solutions for the Company’s customers’ growing product demands. The Company ships majority of our products to U.S. registered customers with locations both in and outside the U.S. In addition to U.S. manufacturing, the Company manufactures products in its Asian facilities to support local and U.S. based customers. The Company conducts its operating activities primarily through its wholly owned subsidiaries, Ultra Clean Technology Systems and Service, Inc., AIT LLC, Ultra Clean Technology (Shanghai) Co., Ltd., Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd., Ultra Clean Asia Pacific, Pte Ltd. (Singapore), and subsequent to February 2, 2015, Marchi. The Company’s international sales represented 28.6% and 26.7% of total sales for the three month period ended March 27, 2015 and March 28, 2014, respectively. See Note 9 to the Company’s Condensed Consolidated Financial Statements for further information about the Company’s geographic areas.

Basis of Presentation — The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). This financial information reflects all adjustments which are, in the opinion of the Company, normal, recurring and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with GAAP, have been condensed or omitted. The Company’s December 26, 2014 balance sheet data were derived from its audited financial statements as of that date.

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

Significant sales to customers — The Company’s most significant customers (having accounted for 10% or more of sales) and their related sales as a percentage of total sales were as follows:

	Three months ended
	March 27, 2015	March 28, 2014
Lam Research Corporation	46.7%	34.3%
Applied Materials, Inc.	28.9	25.3
ASM International	— *	19.4

Total	75.6%	79.0%

*	Total sales for the three month period ended March 27, 2015 is below 10%.

Two customers’ accounts receivable balances, Applied Materials, Inc. and Lam Research Corporation, were individually greater than 10% of accounts receivable as of March 27, 2015, and in the aggregate represented approximately 68.3% of accounts receivable. Three customers’ accounts receivable balances, Applied Materials, Inc., Lam Research Corporation and ASM International, were individually greater than 10% of accounts receivable as of March 28, 2014, and in the aggregate represented approximately 76.0% of accounts receivable.

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

The Company’s only financial asset measured at fair value on a recurring basis is an overnight sweep account invested in money market funds with maturities of less than 90 days from purchase and is thus classified as cash and cash equivalents on the Company’s balance sheet. These money market funds had a carrying value and fair value of $3.0 million at March 27, 2015 based on Level 1 inputs. The fair value of the Company’s long term debt was based on level 2 inputs and fair value was determined using quoted prices for similar liabilities in inactive markets. The fair value of the Company’s outstanding borrowings under the Company’s revolving credit facility was based on level 2 inputs and fair value was determined using inputs other than quoted prices that are observable, specifically, discounted cash flows of expected payments at current borrowing rates. The Company’s carrying value approximates fair value for the Company’s long term debt and revolving credit facility.

Financial assets measured at fair value are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	March 27, 2015		December 26, 2014
	(level 1)	(level 2)	(level 1)	(level 2)
Money market fund deposits (1)	$3,009	$—	$14,396	$—

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheet. The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

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

	Three months ended
	March 27,	March 28,
	2015	2014
Beginning balance	$109	$101
Change in reserve	15	67
Warranty costs incurred in the current period	(27)	(57)

Ending balance	$97	$111

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

The Company continued to maintain a full valuation allowance on its California, Oregon, and one of its Chinese subsidiaries deferred tax amounts as of March 27, 2015 totaling $3.2 million. Income tax positions must meet a more likely than not recognition threshold to be recognized. Income tax positions that previously failed to meet the more likely than not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of income as income tax expense. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on its results of operations and financial position. Management believes that it has adequately provided for any adjustments that may result from these examinations; however, the outcome of tax audits cannot be predicted with certainty.

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

Stock Options

Stock option activity for the three months ended March 27, 2015:

	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 26, 2014	853,551	$8.87	1.35	$1,798
Granted	—	—
Exercised	(335,303)	$6.51
Canceled	(600)	$14.90

Outstanding at March 27, 2015	517,648	$10.40	2.04	$464,580

Options exercisable at March 27, 2015	517,648	$10.40	2.04	$464,580

There were no options granted by the Company during either of the three month periods ended March 27, 2015 and March 28, 2014. As of March 27, 2015, there was no stock-based compensation expense attributable to stock options as all outstanding options were fully vested.

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

Restricted Stock Units — RSUs are granted to employees with a per share or unit purchase price of zero dollars and either have time based or performance based vesting. RSUs typically vest over three years, subject to the employee’s continued service with the Company. For purposes of determining compensation expense related to these RSUs, the fair value is determined based on the closing market price of the Company’s common stock on the date of award. The expected cost of the grant is reflected over the service period, and is reduced for estimated forfeitures. During the quarter ended March 27, 2015, the Company granted 456,500 RSU’s, with a weighted average fair value of $8.68 per share, and granted 90,500 performance stock units with a weighted average fair value of $8.35 per share. During the three months ended March 27, 2015, 39,647 vested shares were withheld to satisfy withholding tax obligations, resulting in the net issuance of 149,130 shares. As of March 27, 2015, approximately $7.0 million of stock-based compensation cost, net of estimated forfeitures, related to RSU’s remains to be amortized over a weighted average period of two years. As of March 27, 2015, a total of 1,226,696 RSU’s remain outstanding with an aggregate intrinsic value of $9.0 million and a weighted average remaining contractual term of 1.53 years.

Restricted Stock Awards — As of March 27, 2015, a total of 47,000 RSAs remain outstanding. The total unamortized expense of the Company’s unvested restricted stock awards as of March 27, 2015, was $0.1 million.

The following table summarizes the Company’s RSU and RSA activity for the three months March 27, 2015:

	Shares	Aggregate Intrinsic Value (in thousands)
Unvested restricted stock units and restricted stock awards at December 26, 2014	1,078,279	$9,673,397
Granted	547,000
Vested	(188,777)
Forfeited	(162,806)

Unvested restricted stock units and restricted stock awards at March 27, 2015	1,273,696	$8,979,415

Vested and expected to vest restricted stock units and restricted stock awards at March 27, 2015	1,037,857	$7,253,070

The following table shows the Company’s stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three months ended
	March 27,	March 28,
	2015	2014
Cost of sales (1)	$382	$326
Research and development	50	71
Sales and marketing	111	132
General and administrative	(69)	490

	474	1,019
Income tax benefit	(146)	(176)

Net stock-based compensation expense	$328	$843

(1)	Stock-based compensation expenses capitalized in inventory for the three month periods ended March 27, 2015 and March 28, 2014 were considered immaterial.

2. Balance Sheet Information

Inventory consisted of the following (in thousands):

	March 27	December 26,
	2015	2014
Raw materials	$47,212	$45,294
Work in process	16,200	14,103
Finished goods	3,581	3,922

	66,993	63,319
Reserve for excess and obsolete	(7,081)	(6,469)

Total	$59,912	$56,850

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	March 27,	December 26,
	2015	2014
Computer equipment and software	$9,406	$9,299
Furniture and fixtures	2,645	2,582
Machinery and equipment	12,694	10,774
Leasehold improvements	15,167	12,847

	39,912	35,502
Accumulated depreciation	(25,436)	(24,661)

Total	$14,476	$10,841

3. Acquisitions

In February 2015, the Company completed the acquisition of certain of the assets and liabilities of Marchi, a designer and manufacturer of specialty thermocouples, heaters and temperature controllers, for approximately $29.9 million in cash and 1,437,500 shares of newly issued common stock for a total purchase price of approximately $43.7 million. In addition, the Company incurred approximately $0.2 million of costs related to the acquisition. The Company’s primary reason for this acquisition is to expand its capabilities with its existing customers and bring the Company closer to the customer in the design stage of new products and next generation equipment. The Company financed the cash portion of the acquisition by borrowing a total of $29.7 million under a new Credit Agreement. See further discussion of the new borrowing arrangements in Note 5 to the Notes to Condensed Consolidated Financial Statements.

The Company allocated the purchase price of Marchi to the tangible assets, liabilities and identifiable intangible assets acquired, based on their estimated fair values. The excess of purchase price over the aggregate fair values was recorded as goodwill. Goodwill associated with the acquisition is primarily attributable to the future technology, market presence and knowledgeable and experienced workforce. Although goodwill is not amortized for financial accounting purposes, it is amortized for tax purposes over fifteen years. The fair values assigned to identifiable intangible assets acquired was determined using the income approach taking into account the Company’s consideration of a number of inputs, including an independent third party analysis that was based upon estimates and assumptions provided by the Company. These estimates and assumptions were determined through established and generally accepted valuation techniques. The estimated fair value of the tangible and intangible assets acquired was allocated at Marchi’s acquisition date. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible assets and liabilities acquired, non-income based taxes and residual goodwill. During the measurement period, which can be no more than one year from the date of acquisition, we expect to continue to obtain information to assist us in determining the final fair value of the net assets acquired at the acquisition date during the measurement period. The preliminary purchase price for the acquisition is allocated as follows:

Fair Market Values (in thousands)
Inventories	$1,297
Property and equipment, net	767
Goodwill	18,380
Purchased intangible assets	23,370
Other non-current assets	26

Total assets acquired	43,840
Other liabilities	(100)

Total liabilities assumed	(100)

Purchase price allocated	$43,740

	Useful Life	Purchased
		Intangible Assets
	(In years)	(In thousands)
Customer relationships	10	$9,900
Trade name	6	1,170
Intellectual properties/know-how	8 - 12	12,300

Total purchased intangible assets		$23,370

Goodwill is not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The results of operations for the Company for the first quarter of fiscal 2015 include two full months of operating activity for Marchi. For the three months ended March 27, 2015, net sales of approximately $2.1 million and operating income of approximately $0.7 million attributable to Marchi were included in the consolidated results of operations. For the three months ended March 27, 2015, results of operations included charges of $0.4 million and $0.2 million, respectively, attributable to amortization of purchased intangible assets and deal costs associated with the acquisition. Deal costs are included in general and administrative expenses in the Company’s consolidated results of operations.

The following unaudited pro forma consolidated results of operations assume the acquisition was completed as of the beginning of the fiscal reporting periods presented. The unaudited pro forma consolidated results of operations for the three months ended March 27, 2015 and March 28, 2014 (in thousands, except per share amounts) as follows:

	Three Months Ended
	March 27,	March 28,
	2015	2014
Net sales	$126,894	$147,779
Net income	$1,404	$6,008
Basic earnings per share	$0.05	$0.20
Diluted earnings per share	$0.04	$0.19

The unaudited pro forma results above include adjustments related to the purchase price allocation and financing of the acquisition, primarily to increase amortization for the identifiable intangible assets, to increase interest expense for the additional debt incurred to complete the acquisition, to reflect the related income tax effect and to adjust weighted shares issued as part of the acquisition. The unaudited pro forma results for the three months ended March 27, 2015 include acquisition related costs of $0.2 million which are not expected to occur in future quarters. The unaudited pro forma condensed combined financial information has been prepared by management for illustrative purposes only and are not necessarily indicative of the condensed consolidated financial position or results of income in future periods or the results that actually would have been realized had UCT and Marchi been a combined company during the specified periods. The unaudited pro forma condensed combined financial information does not reflect any operating efficiencies and/or cost savings that we may achieve with respect to the combined companies, or any liabilities that may result from integration activities.

4. Goodwill and Purchased Intangible Assets

The Company’s methodology for allocating the purchase price relating to acquisitions is determined through established and generally accepted valuation techniques. Goodwill is measured as the excess of the cost of the acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. The Company assigns assets acquired (including goodwill) and liabilities assumed to one or more reporting units as of the date of acquisition. Typically, acquisitions relate to a single reporting unit and thus do not require the allocation of goodwill to multiple reporting units. If the products obtained in an acquisition are assigned to multiple reporting units, the goodwill is distributed to the respective reporting units as part of the purchase price allocation process. Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company regularly monitors current business conditions and other factors including, but not limited to, adverse industry or economic trends and lower projections of profitability that may impact future operating results.

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

Details of goodwill and other intangible assets were as follows (in thousands):

	March 27, 2015			December 26, 2014
	Goodwill	Intangible	Total	Goodwill	Intangible	Total
		Assets			Assets
Carrying amount	$74,298	$39,057	$113,355	$55,918	$16,824	$72,742

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

Details of purchased intangible assets were as follows (in thousands):

	As of March 27, 2015			As of December 26, 2014
	Gross			Gross
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	Amount	Amortization	Value	(in years)
AIT
Customer relationships	$19,000	$(13,583)	$5,417	$19,000	$(13,011)	$5,989	7
Tradename	1,900	(1,155)	745	1,900	(1,081)	819	6
Intellectual property/know-how	1,600	(628)	972	1,600	(571)	1,029	7
Marchi
Customer relationships	9,900	(165)	9,735	—	—	—	10
Tradename	1,170	(39)	1,131	—	—	—	6
Intellectual property/know-how	12,300	(230)	12,070	—	—	—	8-12
UCT
Tradename	8,987	—	8,987	8,987	—	8,987	*

Total	$54,857	$(15,800)	$39,057	$31,487	$(14,663)	$16,824

*	In addition to the Marchi and AIT tradename intangible assets of $3.1 million, the Company is also carrying a UCT tradename intangible asset of $9.0 million as a result of a previous acquisition. The Company concluded that the UCT tradename intangible asset life is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The Company amortizes its tradenames (AIT and Marchi) and customer relationships (AIT) intangible assets using an accelerated method over the estimated economic life of the assets, ranging from 6 to 7 years. The Company amortizes its intellectual property/know-how intangible and customer relationships (Marchi) asset on a straight-line basis with an estimated economic life of the assets ranging from 7 to 12 years. Amortization expense was approximately $1.2 million for the three months ended March 27, 2015 and March 28, 2014. Amortization expense is charged to General and Administrative. As of March 27, 2015, future estimated amortization expense is expected to be as follows (in thousands):

Amortization
Expense
2015 (remaining in year)	$4,064
2016	4,888
2017	3,969
2018	3,409
2019	3037
Thereafter	10,702

Total	$30,069

5. Borrowing Arrangements

Prior to February 5, 2015, the Company had borrowing arrangements with Silicon Valley Bank under a Loan and Security Agreement (the “Loan Agreement”) which included a $40.0 million revolving credit facility (“Revolver”), maturing on July 3, 2016, and a $40.0 million term loan (“Term Loan”), maturing on July 3, 2016. The interest rate on the Revolver during the month of January 2015 was 3.75%.

On February 2, 2015, the Company entered into a new credit agreement (the “Credit Agreement”) by and among the Company, certain of its subsidiaries, East West Bank and Citi National Bank (collectively, the “Lenders”). The new credit agreement was amended in April 3, 2015 (as amended, the “Credit Agreement”) to modify certain term of the agreement. The Credit Agreement provides for a term loan in an aggregate principal amount of $40.0 million (the “New Term Loan”) and a revolving credit facility in an aggregate principal amount of $40.0 million (the “New Revolving Credit Facility”), a letter of credit facility in the aggregate availability amount of $20.0 million (as a sublimit of such New Revolving Credit Facility) (the “L/C Facility”) and a swingline sub-facility in the aggregate availability amount of $5.0 million (as a sublimit of the New Revolving Credit Facility) (together with the Term Loan, the Revolving Credit Facility and the L/C Facility, the “Senior Secured Credit Facility”). On February 2, 2015, the Company borrowed an aggregate of $40.0 million under the New Term Loan and approximately $6.5 million under the New Revolving Credit Facility. The borrowed funds were used to repay the outstanding balance to Silicon Valley Bank as lender under our prior Loan Agreement. The prior Loan Agreement was terminated in connection with this transaction and, as a result, the outstanding balance of the revolver of $31.3 million was classified as long-term debt as of December 26, 2014 in accordance with the terms of the new debt agreement. In addition, we expensed the unamortized debt issuance costs of approximately $0.7 million in the first quarter of 2015. On February 5, 2015, in order to finance the acquisition of Marchi, the Company borrowed $29.7 million under the New Revolving Credit Facility.

The New Term Loan must be repaid in consecutive quarterly installments of $1.25 million for the first four installments and $2.9 million for the remaining twelve installments, with the first payment made on March 31, 2015, and with the balance of the outstanding principal amount of the New Term Loan due at the final maturity, which is February 2, 2019. The New Revolving Credit Facility is available for the four-year period beginning on February 2, 2015. The Credit Agreement includes customary representations, warranties, covenants and events of default. The Company and certain of its subsidiaries have agreed to secure all of their obligations under the Credit Agreement by granting a first priority lien in substantially all of their respective personal property assets (subject to certain exceptions and limitations).

At the Company’s option, borrowings under the New Term Loan and New Revolving Credit Facility (subject to certain limitations) bear interest at either a base rate or at the London Interbank Offered Rate (“LIBOR”) (with the LIBOR being adjusted for certain Eurocurrency reserve requirements, if any, as described in the Credit Agreement), plus, in each case, an applicable margin based on the Company’s consolidated leverage ratio. All loans described above made on February 2, 2015 were initially base rate loans, carrying interest of 3.25%. The Company expects, however, that the effective interest rate will be higher due to the incurrence of certain loan-related costs of $0.6 million that have been treated as a discount on the debt and amortized over the life of the loan.

The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00 starting with the end of the first quarter of fiscal 2015 and a consolidated leverage ratio (as defined in the Credit Agreement) no greater than 3.5 to 1.00 starting with the end of the first quarter of fiscal 2015. The Credit Agreement also includes other customary affirmative and negative covenants. The Company was in compliance with all covenants for the quarter ended March 27, 2015.

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

As of March 27, 2015, the outstanding amounts under the Company’s Term Loan and Revolving Credit Facility were $40.0 million and $36.2 million, respectively, which are gross of unamortized debt issuance costs of $0.6 million for a total debt balance of $75.6 million.

6. Income Tax

The Company’s income tax provision and effective tax rate for the three month period ended March 27, 2015 was $0.5 million and 30.7% compared to $1.5 million and 17.3% for the three month period ended March 28, 2014. The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results, as well as the impact of losses which have a full valuation allowance for the three month period ended March 27, 2015 compared to the three month period ended March 28, 2014. Our effective tax rates were lower than the statutory rates for the first quarter of fiscal years 2015 and 2014 primarily due to the geographic distribution of our world-wide earnings in foreign jurisdictions with lower tax rates or tax holidays, such as the tax holiday we are currently enjoying in Singapore.

Company management continuously evaluates the need for a valuation allowance and as of March 27, 2015, concluded that a full valuation allowance on its California, Oregon, and one of its Chinese subsidiaries was still appropriate.

The Company earns a significant amount of its operating income outside the United States, which is deemed to be indefinitely reinvested in foreign jurisdictions. As a result, most of the Company’s cash and cash equivalents are held by foreign subsidiaries. The Company currently does not intend nor foresee a need to repatriate these funds to the U.S. The Company expects existing domestic cash and cash flows from operations to continue to be sufficient to fund its domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If the Company should require more capital in the U.S. than is generated by its domestic operations, for example to fund significant discretionary activities such as business acquisitions, the Company could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or dilution of our earnings. The Company has borrowed funds domestically and continues to believe it has the ability to do so at reasonable interest rates. The Company does not provide for U.S. taxes on its undistributed earnings of foreign subsidiaries that it intends to invest indefinitely outside the U.S., unless such taxes are otherwise required under U.S. tax law. In 2014, the Company determined that a portion of the current year earnings of one its China subsidiaries may be remitted in the future to one of its foreign subsidiaries outside of mainland China and, accordingly, the Company provided for the related withholding taxes in its consolidated financial statements. If the Company changes its intent to reinvest its undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previous anticipated remaining unremitted foreign earnings, the Company could be required to accrue or pay U.S. taxes on some or all of these undistributed earnings. As of March 27, 2015, the Company had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $64.0 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	Three months ended
	March 27,	March 28
	2015	2014
Balance as of the beginning of period	$356	$165
Increase (decrease) related to current year tax positions	18	10

Balance as of the end of period	$374	$175

The Company’s gross liability for unrecognized tax benefits as of March 27, 2015 and December 26, 2014 were $0.4 million and $0.2 million, respectively. Increases or decreases to interest and penalties on uncertain tax positions are included in income tax provision in the condensed consolidated statements of operations. Interest related to uncertain tax positions was immaterial for each of the three month periods ended March 27, 2015 and March 28, 2014. Although it is possible some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

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

The Company is currently enjoying a zero rate tax holiday related to its Singapore subsidiary that will expire for tax years beginning January 2016. This tax rate is subject to achieving certain commitments agreed to with the Economic Development Board of Singapore including investment and employment thresholds. The Company’s Singapore subsidiary recorded a net profit of $2.5 million for the three month period ended March 27, 2015.

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

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share data):

	Three months ended
	March 27	March 28,
	2015	2014
Numerator:
Net income	$1,173	$7,056
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	30,485	28,877
Shares used in computation — diluted:
Shares used in computing basic net income per share	30,485	28,877
Dilutive effect of common shares outstanding subject to repurchase	333	664
Dilutive effect of options outstanding	146	377

Weighted average shares used in computing diluted net income per share	30,964	29,918

Net income per share — basic	$0.04	$0.24
Net income per share — diluted	$0.04	$0.24

The Company had securities outstanding which could potentially dilute basic net income per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income per share, as their effect would have been anti-dilutive. Such outstanding securities consisted of 277,648 stock options for the quarter ended March 27, 2015 and 288,237 stock options outstanding as of March 28, 2014.

8. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $33.9 million at March 27, 2015.

The Company leases properties domestically in Hayward, California; Austin, Texas, Pflugerville, Texas; Chandler, Arizona; and South San Francisco, California and internationally in China, Singapore and the Philippines. The Company leases certain of its facilities under non-cancelable leases, which expire on various dates through 2022.

As of March 27, 2015, future minimum payments under these operating leases were as follows (in thousands):

Fiscal Year
2015 (remaining in year)	$4,483
2016	5,337
2017	4,712
2018	3,573
2019	2,737
Thereafter	7,770

Total minimum lease payments	$28,612

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

9. Segment and Geographic Information

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

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth revenue by geographic area (in thousands):

	Three months ended
	March 27,	March 28,
	2015	2014
United States	$89,468	$105,805
China	11,962	17,541
Singapore	18,233	17,619
Other	5,655	3,259

	$125,318	$144,224

At March 27, 2015 and March 28, 2014, approximately $8.5 million and $3.7 million, respectively, of the Company’s net long-lived assets were located in Asia, and the remaining balances were located in the United States.

ITEM 2.	Management’s Discussion And Analysis of Financial Condition And Results Of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on March 11, 2015. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, gross margins and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on March 11, 2015. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a global leader in the design, engineering, and manufacture of production tools, modules and subsystems for the semiconductor capital equipment industry and industry segments with similar requirements including consumer, medical and flat panel display. We focus on providing specialized engineering and manufacturing solutions for these applications. We enable our customers to realize lower manufacturing costs and reduced design-to-delivery cycle times while maintaining high quality standards.

We provide our customers with complete solutions that combine our expertise in design, scan, assembly, test, component characterization and highly flexible global manufacturing operations with excellence in quality control and financial stability. Our global footprint helps us to drive down total manufacturing costs, reduce design-to-delivery cycle times and maintain high quality standards for our customers. We believe that these characteristics provide global solutions for our customers’ growing product demands. We ship the majority of our products to U.S. registered customers with locations both in and outside the U.S. In addition to U.S. manufacturing, we manufacture products in our Asian facilities to support local and U.S. based customers. We conduct our operating activities primarily through our wholly owned subsidiaries, Ultra Clean Technology Systems and Service, Inc., AIT LLC, Ultra Clean Technology (Shanghai) Co., Ltd., Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd., Ultra Clean Asia Pacific, Pte Ltd. (Singapore), and subsequent to February 4, 2015, Marchi. On February 5, 2015, we acquired certain assets of Marchi to expand our capabilities with our existing customers and bring us closer to the customer in the design stage of new products and next generation equipment. The operations of Marchi from the period February 5, 2015 through March 27, 2015 are included in our consolidated operations for the first quarter of fiscal 2015.

Effective February 2015, we came to an agreement with Intuitive Surgical (ISI) to transition to insourced manufacturing for their next generation robot, the da Vinci Xi Patient Side Cart. We will continue to manufacture previous generation robots and also assist with machined components and spare parts for current and future ISI production. This was a mutual decision between our customer and us based upon ISI’s current manufacturing needs and our desire to meet our model gross margin profile. The impact of this change is a decrease in revenue of approximately $5.0 to $6.0 million per quarter. Included in our revenue for the first quarter of 2015 is a payment of $1.0 million we received from ISI as compensation for this arrangement.

Financial Highlights

Sales for the three months ended March 27, 2015, was $125.3 million, a decrease of $18.9 million, or 13.1%, from the comparable quarter of 2014. Gross profit for the three months ended March 27, 2015 decreased $3.4 million, to $19.9 million, or 15.9% of sales, from $23.3 million, or 16.2% of sales, for the three months ended March 28, 2014. Total operating expenses for the three months ended March 27, 2015, were $17.3 million, or 13.7% of sales, compared to $14.2 million, or 9.8% of sales, for the three months ended March 28, 2014. We had net income of $1.2 million for the three months ended March 27, 2015, compared to net income of $7.1 million for the three months ended March 28, 2014.

We had significant sales to two customers for the three months ended March 27, 2015, for which each customer accounted for 10% or more of total sales. For further discussion, see Note 1. Organization and Significant Accounting Policies - Significant Sales to Customers in Notes to Condensed Consolidated Financial Statements above.

Results of Operations

For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in our quarterly report.

	Three months ended
	March 27,	March 28,
	2015	2014
Sales	100.0%	100.0%
Cost of goods sold	84.1%	83.8%

Gross profit	15.9%	16.2%
Operating expenses:
Research and development	2.0%	1.2%
Sales and marketing	2.2%	1.8%
General and administrative	9.5%	6.8%

Total operating expenses	13.7%	9.8%

Income from operations	2.2%	6.4%
Interest and other income (expense), net	(0.8)%	(0.5)%

Income before provision for income taxes	1.4%	5.9%
Income tax provision	0.4%	1.0%

Net income	1.0%	4.9%

Sales

Sales for the three months ended March 27, 2015, was $125.3 million, a decrease of $18.9 million, or 13.1%, from $144.2 million in the comparable quarter of 2014. The decrease in sales for the three months ended March 27, 2015 when compared to the same period of 2014 reflects a decrease in semiconductor sales of $10.0 million and a decrease in non-semiconductor sales of $8.9 million. The decrease in overall sales in the first quarter of 2015 compared to the first quarter of 2014 is due in part to the bankruptcy of GTAT in October of 2014, and, to a lesser degree, a decrease in the volume of products shipped to ISI in the first quarter of 2015 due to its decision to insource the manufacturing of its products. On a geographic basis, sales in the U.S. decreased by $21.8 million to $85.5 million, or 68.2% of sales, for the three months ended March 27, 2015 as compared to $107.4 million, or 74.5% of sales for the same period of 2014. Foreign sales increased by $2.9 million to $39.8 million, or 31.8% of sales, for the three months ended March 27, 2015 as compared to $36.9 million, or 25.6% of sales, for the same period of 2014. The shift in sales from the U.S. to non-U.S. geographies is primarily attributable to increased manufacturing in our Asian facilities as a result of increased customer demand and new customer opportunities in Singapore. We expect sales to be lower in the second quarter of fiscal 2015 as compared to the first quarter of fiscal 2015 due to lower overall customer demand.

Gross Profit

Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold. Gross profit for the three months ended March 27, 2015 decreased $3.4 million to $19.9 million, or 15.9% of sales, from $23.3 million, or 16.2% of sales, for the three months ended March 28, 2014. The decrease in absolute dollars of gross profit when comparing the three month period ended March 27, 2015 with the same period in 2014 is primarily due to lower sales volume and a sales mix which included lower margin products. We expect gross profit to be lower in the second quarter of 2015 compared to the first quarter of 2015 due to the decrease in revenue.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the three months ended March 27, 2015, increased $0.8 million, or 45.2%, to $2.6 million, or 2.0% of sales, compared to $1.8 million, or 1.2% of sales in the comparable period in 2014. The increases in absolute dollars for research and development expenses when comparing the three month period ended March 27, 2015 with the comparable periods in 2014 was due primarily to the inclusion of Marchi’s two full months of research and development activities.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the three months ended March 27, 2015 increased $0.2 million, or 6.9%, to $2.8 million, or 2.2% of sales, compared to $2.7 million, or 1.8% of sales, in the comparable period of 2014. The increase in sales and marketing expense for the three month period ended March 27, 2015 compared to the same period in the prior year is primarily due to higher payroll related expense during the first quarter of 2015.

General and Administrative Expense

Our general and administrative expense has historically consisted primarily of salaries and overhead associated with our administrative staff, professional fees and amortization of our intangible assets. General and administrative expense increased approximately $2.1 million, or 22.0%, for the three months ended March 27, 2015, to $11.9 million, or 9.5% of sales, compared with $9.7 million, or 6.7% of sales, in the comparable period of 2014. The increase in absolute dollars when comparing the three months ended March 27, 2015 with the comparable periods in 2014 is primarily due to the impact of severance of $2.4 million paid to our former CEO, $0.2 million of costs related to the acquisition of Marchi, $0.5 million of higher outside service fees and Marchi’s general and administrative expenses, $0.4 million additional amortization of finite-lived intangibles obtained in conjunction with the acquisition of Marchi offset by a decrease in the amortization of finite-lived intangibles associated with the AIT acquisition of $0.5 million and by a decrease of $0.9 million in the share-based compensation expense due to the cancellation of the unvested restricted stock units of our former CEO upon his retirement on January 19, 2015.

Interest and Other Income (Expense), net

Interest and other income (expense), net, for the three months ended March 27, 2015, was $(1.0) million compared to $(0.6) million in the comparable period of 2014. The increase in net expense for the comparable periods is primarily due to the write-off of $0.7 million in the first quarter of 2015 of unamortized debt issuance costs related to the previous credit facility.

Income Tax Provision

Our tax expense and effective tax rate for the three months ended March 27, 2015 and March 28, 2014 were $0.5 million and 30.7%, and $1.5 million and 17.3%, respectively. The change in rates reflects, primarily, a change in the geographic distribution of our world-wide earnings in jurisdictions with higher tax rates, primarily in the U.S. The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results, as well as the impact of losses which have a full valuation allowance for the three month period ended March 27, 2015 compared to the three month period ended March 28, 2014.

Company management continuously evaluates the need for a valuation allowance and as of March 27, 2015, concluded that a full valuation allowance on its California, Oregon, and one of its Chinese subsidiaries was still appropriate.

For the three months ended March 27, 2015, we determined that a portion of the current year earnings of one of our China subsidiaries will be remitted in the future to one of our foreign subsidiaries outside of mainland China and, accordingly, we provided for the related foreign withholding taxes in our condensed consolidated financial statements. Accordingly, no provision for U.S. taxes has been provided with respect to these unremitted earnings. If we change our intent to reinvest our undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previously anticipated remaining unremitted foreign earnings, we could be required to accrue or pay U.S. taxes on some or all of these undistributed earnings.

Liquidity and Capital Resources

We have required capital principally to fund our acquisitions and working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of March 27, 2015, we had cash of $69.6 million compared to $79.0 million as of December 26, 2014. Our cash and cash equivalents, as well as cash generated from operations, was our principal source of liquidity as of March 27, 2015.

For the three months ended March 27, 2015, we used cash in operating activities of $5.7 million compared to cash provided from operating activities of $4.0 million for the comparable period of 2014. Operating cash flows in the three months ended March 27, 2015, included $3.2 million of non-cash activity comprised of depreciation, amortization of intangibles, stock compensation expense and amortization of debt issuance costs. Cash used from operating activities included increases in accounts receivable, inventory, prepaids and other and other non-current assets of $7.8 million, $1.8 million, $1.1 million and $0.1 million, respectively. Our cash flows from operations in any given period are largely driven by the timing of sales, the collection of accounts receivable and the payment of accounts payable.

Net cash used in investing activities for the three months ended March 27, 2015 was approximately $32.3 million and consisted of cash paid in connection with the acquisition of Marchi of $29.7 million and capital expenditures of $2.6 million primarily attributable to our expansion in our Singapore facility.

Net cash provided in financing activities for the three months ended March 27, 2015 was $28.6 million compared to net cash provided of $10.3 million for the comparable period of 2014. For the three months ended March 27, 2015, our net cash provided in financing activities was due primarily to the cash proceeds from the new term and revolver loans obtained on February 2, 2015 of $76.2 million and proceeds from the issuance of common stock related to our employee stock plans of $2.2 million. These increases were offset primarily by the $48.8 million payoff on the previous credit facility and payment of $0.5 million of debt issuance costs related to the new credit facility.

We anticipate that our existing cash balance and operating cash flow will be sufficient to service our indebtedness and meet our working capital requirements and technology development projects for at least the next twelve months. The adequacy of these resources to meet our liquidity needs beyond that period will depend on our growth, the state of the worldwide economy, our ability to meet our financial covenants under our credit facility, the cyclical expansion or contraction of the semiconductor capital equipment industry and the other industries we serve and capital expenditures required to meet possible increased demand for our products. As of March 27, 2015, approximately $57.5 million of non-U.S. cash and cash equivalents held by foreign subsidiaries may be subject to U.S. taxes if repatriated for U.S. operations. Of this amount, we intend to permanently reinvest all of these funds outside of the U.S. and we do not plan to repatriate these funds.

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

Borrowing Arrangements

On February 2, 2015, we entered into a new credit agreement (the “Credit Agreement”) by and among us, certain of our subsidiaries, East West Bank and Citi National Bank (collectively, the “Lenders”). The credit agreement was amended on April 3, 2015 to delete from the definition of a change of control certain specified changes in the members of our board of directors or a material change in our management. A change of control, as defined in the credit agreement, is an event of default under the credit agreement. The Credit Agreement provides for a term loan in an aggregate principal amount of $40.0 million (the “New Term Loan”) and a revolving credit facility in an aggregate principal amount of $40.0 million (the “New Revolving Credit Facility”), a letter of credit facility in the aggregate availability amount of $20.0 million (as a sublimit of such New Revolving Credit Facility) (the “L/C Facility”) and a swingline sub-facility in the aggregate availability amount of $5.0 million (as a sublimit of the New Revolving Credit Facility) (together with the Term Loan, the Revolving Credit Facility and the L/C Facility, the “Senior Secured Credit Facility”). On February 2, 2015, we borrowed an aggregate of $40.0 million under the New Term Loan and approximately $6.5 million under the New Revolving Credit Facility. The borrowed funds were used to repay the outstanding balance to Silicon Valley Bank as lender under our prior Loan Agreement. The prior Loan Agreement was terminated in connection with this transaction and, as a result, the outstanding balance of the revolver of $31.3 million was classified as long-term debt as of December 26, 2014 in accordance with the terms of the new debt agreement. In addition, we expensed the unamortized debt issuance costs of approximately $0.7 million in the first quarter of 2015. On February 5, 2015, in order to finance the acquisition of Marchi, we borrowed $29.7 million under the New Revolving Credit Facility.

The New Term Loan must be repaid in consecutive quarterly installments of $1.25 million for the first four installments and $2.9 million for the remaining twelve installments, with the first payment made on March 31, 2015, and with the balance of the outstanding principal amount of the New Term Loan due at the final maturity, which is February 2, 2019. The New Revolving Credit Facility is available for the four-year period beginning on February 2, 2015. The Credit Agreement includes customary representations, warranties, covenants and events of default. We and certain of our subsidiaries have agreed to secure all of their obligations under the Credit Agreement by granting a first priority lien in substantially all of our respective personal property assets (subject to certain exceptions and limitations).

At our option, borrowings under the New Term Loan and New Revolving Credit Facility (subject to certain limitations) bear interest at either a base rate or at the London Interbank Offered Rate (“LIBOR”) (with the LIBOR being adjusted for certain Eurocurrency reserve requirements, if any, as described in the Credit Agreement), plus, in each case, an applicable margin based on our consolidated leverage ratio. All loans described above made on February 2, 2015 and February 5, 2015 were initially base rate loans, carrying interest of 3.25%. We expect, however, that the effective interest rate will be higher due to the incurrence of certain loan-related costs of $0.6 million that have been treated as debt discount and amortized over the life of the loan.

The Credit Agreement requires us to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00 starting with the end of the first quarter of fiscal 2015 and a consolidated leverage ratio (as defined in the Credit Agreement) no greater than 3.5 to 1.00 starting with the end of the first quarter of fiscal 2015. The Credit Agreement also includes other customary affirmative and negative covenants. The Company was in compliance with all covenants for the quarter ended March 27, 2015.

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

As of March 27, 2015, the outstanding amounts under the Company’s Term Loan and Revolving Credit Facility were $40.0 million and $36.2 million, respectively, which are gross of unamortized debt issuance costs of $0.6 million for a total debt balance of $75.6 million.

Capital Expenditures

Capital expenditures were $4.5 million in the three months ended March 27, 2015. The Company’s anticipated capital expenditures for the remainder of 2015 are anticipated to be financed through cash from operations.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relations with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Other than operating leases for certain equipment and real estate and purchase order commitments primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the arrangements described under “Borrowing Arrangements” above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of March 27, 2015 (in thousands):

	Remainder of 2015	2016	2017	2018	2019	2020 and Thereafter	Total
Operating leases (1)	$4,483	$5,337	$4,712	$3,573	$2,737	$7,770	$28,612
Borrowing arrangements (2)	3,750	10,000	11,667	11,667	39,106	—	76,190
PO commitments	33,909	—	—	—	—	—	33,909

Total	$42,142	$15,337	$16,379	$15,240	$41,843	$7,770	$138,711

(1)	Operating lease obligations reflects (a) the lease for our headquarters facility in Hayward, California that expires in 2022; (b) the leases for manufacturing facilities in South San Francisco that expire in 2018; (c) the leases for manufacturing facilities in China, Singapore and the Philippines that expire in 2015 thru 2016; (d) the lease for a manufacturing facility in Singapore that was entered into in October 2014 that expires in 2017; (e) the leases for manufacturing facilities in Austin, Texas that expire in 2016; (f) the leases for manufacturing facilities in Chandler, Arizona that expire in 2017; and (g) the leases for manufacturing facilities in Pflugerville, Texas that expire in 2018. We have options to renew certain of the leases in South San Francisco, Hayward, Austin and Singapore which we expect to exercise.
(2)	Amounts reflect obligations under our Credit Facility gross of $0.6 million of unamortized debt issuance costs, under which $40.0 million is outstanding under the Term Loan and approximately $36.2 million under the Revolving Credit Facility as of March 27, 2015.

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

Foreign Exchange Rates

Currently, a significant majority of our sales and arrangements with third-party suppliers provide for pricing and payment in US dollars, which are not subject to material exchange rate fluctuations. While increases in the value of the U.S. dollar relative to other currencies would make our products more expensive relative to competing products priced in such other currencies, which could negatively impact our ability to compete and conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our foreign suppliers raising their prices in order to continue doing business with us, we do not expect foreign currency exchange rate fluctuations to have a material effect on our results of operations.

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

Interest Rates

Our interest rate risk relates primarily to our debt which totals $75.6 million (net of debt issuance costs) as of March 27, 2015, and carries interest rates pegged to either the prime rate or LIBOR. An immediate increase in interest rates of 100 basis points would increase our interest expense by approximately $0.2 million per quarter. This would be partially offset by increased interest income on our invested cash. Conversely, an immediate decline of 100 basis points in interest rates would decrease our interest expense by approximately $0.1 million per quarter. This would be partially offset by decreased interest income on our invested cash.

ITEM 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon our evaluation, we concluded that our disclosure controls and procedures were effective as of March 27, 2015.

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

A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. As a group, two customers accounted for 75.6% of our sales for the three month period ended March 27, 2015 and three customers accounted for 76% and 81% of our sales for fiscal years 2014 and 2013, respectively, and we expect that our sales will continue to be concentrated among a small number of customers. In addition, our customer contracts generally do not require customers to place any orders. Accordingly, the success of our business depends on OEMs continuing to outsource the manufacturing of critical subsystems to us. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers, whether due to their decision to not continue to outsource all or a portion of their critical subsystems for their capital equipment, their giving market share to our competitors or for other reasons, such as customer’s bankruptcy or insolvency or decreased demand for such customer’s products. We have in the past lost business from customers who have taken the manufacturing of our products in-house or given market share to our competitors. For example, in February 2015 UCT came to an agreement with ISI to transition to insourced manufacturing for their next generation robot. UCT will continue to manufacture previous ISI’s generation robots and also assist with machined components and spare parts for current and future ISI production. Further, since our customers generally own the designs and other intellectual property to the products we manufacture, we cannot prevent them from licensing such designs and other intellectual property to our competitors for the manufacture of such products. If we are unable to replace revenue from customers who determine to take subsystem assembly in-house or give market share to our competitors, such events could have a material adverse impact on our financial position and results of operation.

In addition, consolidation among our customers, or a decision by any one or more of our customers to outsource all or most manufacturing and assembly work to a single equipment manufacturer, may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on an even smaller number of customers.

In addition, by virtue of our largest customers’ size and the significant portion of revenue that we derive from them, as well as the competitive landscape, our customers are able to exert significant influence and pricing pressure in the negotiation of our commercial agreements and individual purchase orders and on the conduct of our business with them. Our customers often require reduced prices or other pricing, quality or delivery commitments as a condition to their awarding of market share to us or the placement of orders with us in any given period, which may, among other things, result in reduced operating margins in order to maintain or expand our market share. Our customers’ negotiating leverage also can result in customer agreements or terms and conditions that may contain significant liability risk to us. For example, some of our customers insist that we provide them indemnification against certain liabilities in our agreements with them, including claims of losses by their customers caused by our products, which may be uncapped. In some cases, we have determined to self-insure against liability risk in our customer agreements, meaning that we may be directly responsible for high magnitude liability claims by our customers without recourse to insurance proceeds from third-party insurers. Our customers may also pressure us to make other concessions in order to preserve or expand our market share with them, which may harm our business. For example, one or more of our customers may require us to move the manufacturing of our products from lower-cost geographies or locations such as China to higher-cost geographies or locations that are closer to such customer’s facilities, such as Singapore, which could result in reduced margins and a sub-optimal cost structure. If we are unable to retain and expand our business with our customers on favorable terms, or at all, our business and operating results will be adversely affected, or we may be susceptible to increased liability risk which, if realized, may have a material adverse effect on our business, cash flows, results of operation and financial condition.

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

On February 2, 2015, we entered into a new credit agreement by and among us, certain of our subsidiaries, East West Bank and Citi National Bank. This credit agreement provides for a term loan in an aggregate principal amount of $40.0 million and a revolving credit facility in an aggregate principal amount of $40.0 million, a letter of credit facility in the aggregate availability amount of $20.0 million and a swingline sub-facility in the aggregate availability amount of $5.0 million. On February 2, 2015, we borrowed an aggregate of $46.5 million under this new credit agreement from East West Bank and Citi National Bank to repay the remaining outstanding balance from the loan obtained from Silicon Valley Bank, U.S. Bank National Association and HSBC Bank. On February 5, 2015, we borrowed an additional $29.7 million under this new credit agreement from East West Bank and Citi National Bank to finance the acquisition of Marchi. As of March 27, 2015, the long-term portion of our outstanding indebtedness, net of debt issuance costs, under our new credit facility was $70.8 million, and the short-term portion was $4.8 million.

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

We made capital expenditures of approximately $4.5 million and $0.5 million for the three months period ended March 27, 2015 and March 28, 2014, respectively related to our manufacturing facilities in the United States, China and Singapore. In February 2015, we paid approximately $29.9 million and issued 1,437,500 shares of our common stock in connection with our acquisition of Marchi. The cash portion of the merger consideration was financed through the new credit facility described above; of which an aggregate of $76.2 million was outstanding as of March 27, 2015. The amount of our future capital requirements or strategic acquisitions will depend on many factors, including:

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

We had $69.6 million in cash and cash equivalents as of March 27, 2015 of which $57.5 million was held by our foreign subsidiaries. If the cash and cash equivalents held by our foreign subsidiaries is needed for our operations or to fund capital expenditures or other strategic acquisitions in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

Given our significant existing leverage, limited availability under our new revolving line of credit and the potential tax effects of repatriating foreign cash or other factors, we may need to raise additional funds through public or private equity or debt financing if our current domestic cash and cash flow from operations are insufficient to fund our future activities. We may not be able to obtain additional debt financing when and if necessary in a timely manner. Access to capital markets has, in the past, been unavailable to companies such as ours and there can be no assurance that we would be able to complete an equity or other financing arrangement with terms satisfactory to us or at all. In addition, equity financings could be dilutive to holders of our common stock, and debt financings would likely involve additional covenants that restrict our business operations. Any potential strategic acquisition or significant capital expenditure may also require the consent of our existing lenders. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities, including potential acquisitions, grow our business or respond to competitive pressures or unanticipated requirements, any of which could adversely affect our business, operating results and financial condition.

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

We generated approximately 31.8% and 25.6% of our sales in international markets for the three months period ended March 27, 2015and March 28, 2014, respectively. Depending on market conditions, we intend to expand our operations in Asia, principally in China and Singapore. In addition, through our acquisition of AIT, we acquired a manufacturing facility in Cebu, Philippines. The carrying amount of our fixed assets in Asia was $8.5 million as of March 27, 2015.

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

We had $74.3 million of goodwill recorded on our consolidated balance sheet as of March 27, 2015. Goodwill represents the excess of cost over the fair market value of net tangible and finite lived, identifiable intangible assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. During the fourth quarter of each year, we perform an annual review of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our financial results and net worth could be materially adversely affected.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a) Exhibits

The following exhibits are filed with this current Report on Form 10-Q for the quarter ended March 27, 2015:

Exhibit Number	Description

2.1(1)	Asset Purchase Agreement, dated as of February 5, 2015, among Ultra Clean Holdings, Inc., Drake Acquisition Subsidiary, Inc. and Marchi Thermal Systems, Inc.

10.1(1)	Credit Agreement, dated as of February 2, 2015, among Ultra Clean Holdings, Inc., East West Bank, City National Bank and the several lenders from time to time party thereto

10.2(1)	Guarantee and Collateral Agreement in favor of East West Bank, dated as of February 2, 2015, made by Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., American Integration Technologies LLC, UCT Sieger Engineering LLC, Integrated Flow Systems LLC, Drake Acquisition Subsidiary, Inc. and the other Grantors referred to therein and from time to time party thereto

10.3	First Amendment to Credit Agreement dated April 3, 2015

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Current Report on Form 8-K filed on February 6, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA CLEAN HOLDINGS, INC.
(Registrant)

Date: May 4, 2015

	By:	/ S / JAMES P. SCHOLHAMER
	Name:	James P. Scholhamer
	Title:	Chief Executive Officer (Principal Executive Officer and duly authorized signatory)

Date: May 4, 2015

	By:	/ S / KEVIN C. EICHLER
	Name:	Kevin C. Eichler
	Title:	President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Exhibit Index

Exhibit Number	Description

2.1(1)	Asset Purchase Agreement, dated as of February 5, 2015, among Ultra Clean Holdings, Inc., Drake Acquisition Subsidiary, Inc. and Marchi Thermal Systems, Inc.

10.1(1)	Credit Agreement, dated as of February 2, 2015, among Ultra Clean Holdings, Inc., East West Bank, City National Bank and the several lenders from time to time party thereto

10.2(1)	Guarantee and Collateral Agreement in favor of East West Bank, dated as of February 2, 2015, made by Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., American Integration Technologies LLC, UCT Sieger Engineering LLC, Integrated Flow Systems LLC, Drake Acquisition Subsidiary, Inc. and the other Grantors referred to therein and from time to time party thereto

10.3	First Amendment to Credit Agreement dated April 3, 2015

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Current Report on Form 8-K filed on February 6, 2015.