Form 10-Q
period 2015-06-26
Ultra Clean Holdings, Inc.
filed 2015-08-05
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2015

or

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

Number of shares outstanding of the issuer’s common stock as of July 24, 2015: 31,729,219

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share amounts)

	June 26, 2015	December 26, 2014
ASSETS
Current assets:
Cash and cash equivalents	$76,614	$78,997
Accounts receivable, net of allowance of $107 and $81 in 2015 and 2014, respectively	57,513	61,817
Inventory	64,647	56,850
Deferred tax assets, net of valuation allowance	3,777	3,777
Prepaid expenses and other	8,634	7,006

Total current assets	211,185	208,447

Equipment and leasehold improvements, net	14,850	10,841
Goodwill	74,298	55,918
Purchased intangibles, net	37,702	16,824
Deferred tax assets, net of valuation allowance	2,763	3,445
Other non-current assets	754	667

Total assets	$341,552	$296,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$6,514	$9,541
Accounts payable	46,476	48,944
Accrued compensation and related benefits	6,410	5,308
Deferred rent, current portion	503	245
Other current liabilities	2,307	2,130

Total current liabilities	62,210	66,168

Bank borrowings, net of current portion	67,877	38,614
Deferred rent and other liabilities	2,815	2,808

Total liabilities	132,902	107,590

Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 31,725,819 and 29,562,338 shares issued and outstanding, in 2015 and 2014, respectively	32	30
Additional paid-in capital	169,857	153,141
Common shares held in treasury, at cost, 601,944 shares in 2015 and 2014	(3,337)	(3,337)
Retained earnings	42,098	38,718

Total stockholders’ equity	208,650	188,552

Total liabilities and stockholders’ equity	$341,552	$296,142

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three months ended		Six months ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Sales	$117,549	$132,677	$242,867	$276,901
Cost of goods sold	98,727	111,525	204,126	232,438

Gross profit	18,822	21,152	38,741	44,463

Operating expenses:
Research and development	2,401	1,798	4,967	3,565
Sales and marketing	2,805	2,592	5,650	5,254
General and administrative	10,188	8,703	22,048	18,424

Total operating expenses	15,394	13,093	32,665	27,243

Income from operations	3,428	8,059	6,076	17,220

Interest and other income (expense), net	(359)	(452)	(1,315)	(1,081)

Income before provision for income taxes	3,069	7,607	4,761	16,139
Income tax provision	862	1,575	1,381	3,051

Net income	$2,207	$6,032	$3,380	$13,088

Net income per share:
Basic	$0.07	$0.20	$0.11	$0.45
Diluted	$0.07	$0.20	$0.11	$0.44
Shares used in computing net income per share:
Basic	31,615	29,438	31,042	29,157
Diluted	31,777	29,882	31,358	29,905

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six months ended
	June 26, 2015	June 27, 2014
Cash flows from operating activities:
Net income	$3,380	$13,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,836	1,496
Amortization of finite lived intangibles	2,492	2,442
Amortization of debt issuance costs	752	244
Stock-based compensation	1,518	2,012
Excess tax benefit from stock-based compensation	425	(1,613)
Changes in assets and liabilities:
Accounts receivable	4,304	(497)
Inventory	(6,500)	(3,118)
Prepaids and other	(1,628)	(1,678)
Deferred income taxes	682	(16)
Other non-current assets	(61)	206
Accounts payable	(3,750)	(8,336)
Accrued compensation and related benefits	1,102	1,172
Income taxes payable	(425)	1,614
Other liabilities	(5)	602

Net cash provided by operating activities	4,122	7,618

Cash flows from investing activities:
Acquisition of Marchi	(29,734)	—
Purchases of equipment and leasehold improvements	(3,796)	(1,413)
Disposal of equipment and leasehold improvements	—	143

Net cash used in investing activities	(33,530)	(1,270)

Cash flows from financing activities:
Proceeds from term debt and revolving credit facility	76,189	29,000
Proceeds from issuance of common stock	2,297	1,846
Principal payments on term debt and revolving credit facility	(50,094)	(28,500)
Payments of debt issuance costs	(611)	—
Excess tax benefit from stock-based compensation	(425)	1,613
Employees’ taxes paid upon vesting of restricted stock units	(331)	(1,357)

Net cash provided in financing activities	27,025	2,602

Net increase (decrease) in cash	$(2,383)	$8,950

Cash and cash equivalents at beginning of period	78,997	60,415

Cash and cash equivalents at end of period	$76,614	$69,365

Supplemental items:
Cash paid during the period:
Income taxes paid	$1,423	$2,148
Income tax refunds	$—	$1,356
Interest	$1,231	$1,124
Non-cash activities:
Fair value of common shares issued for acquisition	$13,843	$—
Equipment and leasehold improvements purchased included in accounts payable	$1,630	$79

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Significant Accounting Policies

Organization — Ultra Clean Holdings, Inc. (the “Company” or “UCT”) was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Service Inc. Ultra Clean Technology Systems and Service, Inc. was founded in 1991 by Mitsubishi Corporation and was operated as a subsidiary of Mitsubishi until November 2002, when it was acquired by UCT. UCT became a publicly traded company in March 2004. In June 2006, the Company completed the acquisition of Sieger Engineering, Inc. to enhance its position as a subsystem supplier to the semiconductor, research, flat panel, energy and medical equipment industries. Ultra Clean Technology (Shanghai) Co., Ltd and Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. were established in 2005 and 2007, respectively, to facilitate the Company’s operations in China. Ultra Clean Asia Pacific, Pte, Ltd. (Singapore) was established in fiscal year 2008 to facilitate the Company’s operations in Singapore. In July 2012, UCT acquired American Integration Technologies LLC (“AIT”) to add to the Company’s existing customer base in the semiconductor and medical spaces and to provide additional manufacturing capabilities. In November 2014, the Company launched Prototype Asia, its 3D printing business in Singapore, to develop additive manufacturing capabilities for the Company’s customer base. In February 2015, UCT acquired Marchi Thermal Systems, Inc. (“Marchi”), a designer and manufacturer of specialty heaters, thermocouples and temperature controllers. Marchi delivers flexible heating elements and thermal solutions to our customers. The Company believes heaters are increasingly critical in equipment design for the most advanced semiconductor nodes.

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

The Company provides its customers with complete solutions that combine its expertise in design, scan, assembly, test and component characterization. The Company’s customers value its highly flexible global manufacturing operations, its excellence in quality control and its scale and financial stability. The Company’s global footprint enables the Company to reduce manufacturing costs and design-to-delivery cycle times and maintains high quality standards for the Company’s customers. The Company believes that these characteristics allow the Company provides global solutions for its customers’ growing product demands. The Company ships the majority of its products to U.S. registered customers with locations both in and outside the U.S. In addition to its U.S. manufacturing capabilities, the Company manufactures products in its Asian facilities to support local and U.S. based customers. The Company conducts its operating activities primarily through its wholly owned subsidiaries, Ultra Clean Technology Systems and Service, Inc., AIT LLC, Ultra Clean Technology (Shanghai) Co., Ltd., Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd., Ultra Clean Asia Pacific, Pte Ltd. (Singapore), and subsequent to February 2, 2015, Marchi. The Company’s international sales represented 32.6% and 32.8% for the three months ended June 26, 2015 and June 27, 2014, respectively, and 32.2% and 29.0% of sales for the six months ended June 26, 2015 and June 27, 2014, respectively. See Note 9 to the Company’s Condensed Consolidated Financial Statements for further information about the Company’s geographic areas.

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

Use of Accounting Estimates — The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions include reserves on accounts receivable and inventory, valuation of deferred tax assets and impairment of goodwill and other long-lived assets. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments may require adjustment. Actual amounts may differ from those estimates.

Certain Significant Risks and Uncertainties — The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, any of the following areas could have a negative effect on the Company in terms of its future financial position, results of operations or cash flows: the general state of the global economy, the highly cyclical nature of the industries the Company serves; the loss or bankruptcy of any customers within the Company’s small customer base; ability to obtain additional financing if needed; inability to meet certain debt covenants; failure to successfully integrate completed acquisitions; ineffectiveness in pursuing acquisition opportunities; regulatory changes; fundamental changes in the technology underlying semiconductor, flat panel, solar and medical device manufacturing processes or manufacturing equipment that the Company fails to be prepared for; the hiring, training and retention of key employees; successful and timely completion of product design efforts; and new product design introductions by competitors.

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

Significant sales to customers — The Company’s most significant customers (having accounted for 10% or more of sales) and their related sales as a percentage of total sales were as follows:

	Three months ended			Six months ended
	June 26, 2015		June 27, 2014	June 26, 2015		June 27, 2014
Lam Research Corporation	55.4%		34.9%	50.9%		34.6%
Applied Materials, Inc.	25.8		19.4	27.4		22.5
ASM International	—	*	17.1	—	*	18.3
GT Advanced Technologies (GTAT)	—	*	11.1	—	*	— *

Total	81.2%		82.5%	78.3%		75.4%

*	Total sales for the period are below 10%.

Three customers’ accounts receivable balances, Applied Materials, Inc., Lam Research Corporation and ASM International, were individually greater than 10% of accounts receivable as of June 26, 2015, and in the aggregate represented approximately 83.4% of accounts receivable. Three customers’ accounts receivable balances, Applied Materials, Inc., Lam Research Corporation and ASM International, were individually greater than 10% of accounts receivable as of December 26, 2014, and in the aggregate represented approximately 73.7% of accounts receivable.

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

The Company’s only financial asset measured at fair value on a recurring basis is an overnight sweep account invested in money market funds with maturities of less than 90 days from purchase and is thus classified as cash and cash equivalents on the Company’s balance sheet. These money market funds had a carrying value and fair value of $3.8 million at June 26, 2015 based on Level 1 inputs. The fair value of the Company’s long term debt was based on level 2 inputs and fair value was determined using quoted prices for similar liabilities in inactive markets. The fair value of the Company’s outstanding borrowings under the Company’s revolving credit facility was based on level 2 inputs and fair value was determined using inputs other than quoted prices that are observable, specifically, discounted cash flows of expected payments at current borrowing rates. The Company’s carrying value approximates fair value for the Company’s long term debt and revolving credit facility.

Financial assets measured at fair value are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	June 26, 2015		December 26, 2014
	(level 1)	(level 2)	(level 1)	(level 2)
Money market fund deposits (1)	$3,794	$—	$14,396	$—

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheet. The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

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

	Three months ended
	June 26, 2015	June 27, 2014
Beginning balance	$109	$101
Change in reserve	10	100
Warranty costs incurred in the current period	(35)	(74)

Ending balance	$84	$127

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

The Company continued to maintain a full valuation allowance on its California, Oregon, and one of its Chinese subsidiaries deferred tax amounts as of June 26, 2015 totaling $3.2 million. Income tax positions must meet a more likely than not recognition threshold to be recognized. Income tax positions that previously failed to meet the more likely than not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of income as income tax expense. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on its results of operations and financial position. Management believes that it has adequately provided for any adjustments that may result from these examinations; however, the outcome of tax audits cannot be predicted with certainty.

The determination of the Company’s tax provision is subject to judgments and estimates.

Revenue Recognition — Product revenue is generally recorded upon shipment. When arrangements specify title transfer upon delivery, revenue is not recognized until the product is delivered. The Company recognizes revenue when persuasive evidence of an arrangement exists, shipment has occurred, price is fixed or determinable and collectability is reasonably assured. If the Company has not substantially completed a product or fulfilled the terms of a sales agreement at the time of shipment, revenue recognition is deferred until fulfillment. The Company’s standard arrangement for its customers includes a signed purchase order or contract, no right of return of delivered products and no customer acceptance provisions. The Company assesses collectability based on the credit worthiness of the customer and past transaction history. The Company continually performs credit evaluations of its customers and, if necessary, may require collateral from its customers.

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

Stock Options

Stock option activity for the six months ended June 26, 2015:

	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 26, 2014	853,551	$8.87	1.35	$1,798
Granted	—	—
Exercised	(337,303)	$6.48
Canceled	(9,100)	$8.10

Outstanding at June 26, 2015	507,148	$10.49	1.80	$349

Options exercisable at June 26, 2015	507,148	$10.49	1.80	$349

There were no options granted by the Company during either of the six month periods ended June 26, 2015 and June 27, 2014. As of June 26, 2015, there was no stock-based compensation expense attributable to stock options as all outstanding options were fully vested.

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

During the quarter ended March 27, 2015, the Company granted 456,500 RSU’s, with a weighted average fair value of $8.68 per share, and granted 90,500 performance stock units with a weighted average fair value of $8.35 per share. During the quarter ended June 26, 2015, the Company granted 134,000 RSU’s, with a weighted average fair value of $6.53 per share.

During the six months ended June 26, 2015, 39,938 vested shares were withheld to satisfy withholding tax obligations, resulting in the net issuance of 313,712 shares. As of June 26, 2015, approximately $ 7.0 million of stock-based compensation cost, net of estimated forfeitures, related to RSU’s remains to be amortized over a weighted average period of 2.3 years. As of June 26, 2015, a total of 1,169,306 RSU’s remain outstanding with an aggregate intrinsic value of $ 7.6 million and a weighted average remaining contractual term of 1.5 years.

Restricted Stock Awards — As of June 26, 2015, a total of 56,000 RSAs remain outstanding. The total unamortized expense of the Company’s unvested restricted stock awards as of June 26, 2015, was $ 0.3 million.

The following table summarizes the Company’s RSU and RSA activity for the three months June 26, 2015:

	Shares	Aggregate Intrinsic Value (in thousands)
Unvested restricted stock units and restricted stock awards at December 26, 2014	1,078,279	$9,673
Granted	737,000
Vested	(400,650)
Forfeited	(189,323)

Unvested restricted stock units and restricted stock awards at June 26, 2015	1,225,306	$7,600

Vested and expected to vest restricted stock units and restricted stock awards at June 26, 2015	1,011,568	$6,211

The following table shows the Company’s stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three months ended		Six months ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Cost of sales (1)	$246	$242	$629	$568
Research and development	51	74	101	145
Sales and marketing	89	82	200	214
General and administrative	657	595	588	1085

	1,043	993	1,518	2,012
Income tax benefit	(293)	(206)	(440)	(380)

Net stock-based compensation expense	$750	$787	$1,078	$1,632

(1)	Stock-based compensation expenses capitalized in inventory for the three and six month periods ended June 26, 2015 and June 27, 2014 were considered immaterial.

Recent Accounting Pronouncements

In April 2015, the FASB issued authoritative guidance that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. The authoritative guidance is effective for the Company in the first quarter of fiscal 2017 and should be applied retrospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

2. Balance Sheet Information

Inventory consisted of the following (in thousands):

	June 26, 2015	December 26, 2014
Raw materials	$48,691	$45,294
Work in process	19,122	14,103
Finished goods	4,722	3,922

	72,535	63,319
Reserve for excess and obsolete	(7,888)	(6,469)

Total	$64,647	$56,850

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	June 26, 2015	December 26, 2014
Computer equipment and software	$9,639	$9,299
Furniture and fixtures	2,708	2,582
Machinery and equipment	13,534	10,774
Leasehold improvements	15,338	12,847

	41,219	35,502
Accumulated depreciation	(26,369)	(24,661)

Total	$14,850	$10,841

3. Acquisitions

On February 5, 2015, the Company completed the acquisition of certain of the assets and liabilities of Marchi, a designer and manufacturer of specialty thermocouples, heaters and temperature controllers, for approximately $29.9 million in cash and 1,437,500 shares of newly issued common stock for a total purchase price of approximately $43.7 million. In addition, the Company incurred approximately $0.2 million of costs related to the acquisition. The Company completed this acquisition primarily in order to expand its capabilities with existing customers and to bring the Company closer to the customer in the design stage of new products and next generation equipment. The Company financed the cash portion of the acquisition by borrowing a total of $29.7 million under a new Credit Agreement. See further discussion of the new borrowing arrangements in Note 5 to the Notes to Condensed Consolidated Financial Statements.

The Company allocated the purchase price of Marchi to the tangible assets, liabilities and identifiable intangible assets acquired, based on their estimated fair values. The excess of purchase price over the aggregate fair value was recorded as goodwill. Goodwill associated with the acquisition is primarily attributable to the future technology, market presence and knowledgeable and experienced workforce. Although goodwill is not amortized for financial accounting purposes, it is amortized in its entirely for tax purposes over fifteen years. The fair value assigned to identifiable intangible assets acquired was determined using the income approach taking into account the Company’s consideration of a number of inputs, including an independent third party analysis that was based upon estimates and assumptions provided by the Company. These estimates and assumptions were determined through established and generally accepted valuation techniques. The estimated fair value of the tangible and intangible assets acquired was allocated at Marchi’s acquisition date. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of inventory, non-income based taxes and residual goodwill.

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

The results of operations for the Company for the first half of fiscal 2015 include five full months of operating activity for Marchi. For the three and six months ended June 26, 2015, net sales of approximately $4.1 million and $6.2 million, respectively and operating income of approximately $1.5 million and $2.2 million, respectively attributable to Marchi were included in the consolidated results of operations. For the three and six months ended June 26, 2015, results of operations included charges of $0.7 million and $1.1 million, respectively, attributable to amortization of purchased intangible assets and $0.2 million of deal costs associated with the acquisition. Deal costs are included in general and administrative expenses in the Company’s consolidated results of operations.

The following unaudited pro forma consolidated results of operations assume the acquisition was completed as of the beginning of the year of the reporting periods presented. The unaudited pro forma consolidated results of operations for the three and six months ended June 26, 2015 and June 27, 2014 (in thousands, except per share amounts) as follows:

	Three Months Ended		Six Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net sales	$117,549	$135,405	$244,443	$283,184
Net income	$1,903	$5,031	$3,307	$11,039
Basic earnings per share	$0.06	$0.16	$0.11	$0.36
Diluted earnings per share	$0.06	$0.16	$0.10	$0.35

The unaudited pro forma results above include adjustments related to the purchase price allocation and financing of the acquisition, primarily to increase amortization for the identifiable intangible assets, to increase interest expense for the additional debt incurred to complete the acquisition, to reflect the related income tax effect and to adjust weighted shares issued as part of the acquisition. The unaudited pro forma results for the three and six months ended June 26, 2015 include acquisition related costs of $0.2 million which are not expected to occur in future quarters. The unaudited pro forma condensed combined financial information has been prepared by management for illustrative purposes only and are not necessarily indicative of the condensed consolidated financial position or results of income in future periods or the results that actually would have been realized had UCT and Marchi been a combined company during the specified periods. The unaudited pro forma condensed combined financial information does not reflect any operating efficiencies and/or cost savings that we may achieve with respect to the combined companies, or any liabilities that may result from integration activities.

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

Details of goodwill and other intangible assets were as follows (in thousands):

	June 26, 2015			December 26, 2014
	Goodwill	Intangible Assets	Total	Goodwill	Intangible Assets	Total

Carrying amount	$74,298	$37,702	$112,000	$55,918	$16,824	$72,742

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

Details of purchased intangible assets were as follows (in thousands):

	As of June 26, 2015			As of December 26, 2014
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Useful Life (in years)
AIT
Customer relationships	$19,000	$(14,154)	$4,846	$19,000	$(13,011)	$5,989	7
Tradename	1,900	(1,229)	671	1,900	(1,081)	819	6
Intellectual property/know-how	1,600	(686)	914	1,600	(571)	1,029	7
Marchi
Customer relationships	9,900	(412)	9,488	—	—	—	10
Tradename	1,170	(99)	1,071	—	—	—	6
Intellectual property/know-how	12,300	(575)	11,725	—	—	—	8-12
UCT
Tradename	8,987	—	8,987	8,987	—	8,987	*

Total	$54,857	$(17,155)	$37,702	$31,487	$(14,663)	$16,824

*	In addition to the Marchi and AIT tradename intangible assets of $3.1 million, the Company is also carrying a UCT tradename intangible asset of $9.0 million as a result of a previous acquisition. The Company concluded that the UCT tradename intangible asset life is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The Company amortizes its tradenames (AIT and Marchi) and customer relationships (AIT) intangible assets using an accelerated method over the estimated economic life of the assets, ranging from 6 to 7 years. The Company amortizes its intellectual property/know-how intangible and customer relationships (Marchi) asset on a straight-line basis with an estimated economic life of the assets ranging from 7 to 12 years. Amortization expense were approximately $1.4 million and $1.2 million for the three months ended June 26, 2015 and June 27, 2014, respectively and $ 2.5 million and $2.4 million for the six months ended June 26, 2015 and June 27, 2014, respectively. Amortization expense is charged to General and Administrative. As of June 26, 2015, future estimated amortization expense is expected to be as follows (in thousands):

Amortization Expense

2015 (remaining in year)	$2,710
2016	4,888
2017	3,969
2018	3,409
2019	3,037
Thereafter	10,702

Total	$28,715

5. Borrowing Arrangements

Prior to February 5, 2015, the Company had borrowing arrangements with Silicon Valley Bank under a Loan and Security Agreement (the “Loan Agreement”) which included a $40.0 million revolving credit facility (the “Revolver”), maturing on July 3, 2016, and a $40.0 million term loan (the “Term Loan”), maturing on July 3, 2016. The interest rate on the Revolver during the month of January 2015 was 3.75%.

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

At the Company’s option, borrowings under the New Term Loan and New Revolving Credit Facility (subject to certain limitations) bear interest at either a base rate or at the London Interbank Offered Rate (“LIBOR”) (with the LIBOR being adjusted for certain Eurocurrency reserve requirements, if any, as described in the Credit Agreement), plus, in each case, an applicable margin based on the Company’s consolidated leverage ratio. All loans described above made on February 2, 2015 were initially base rate loans, carrying interest of 3.25%. The Company expects, however, that the effective interest rate will be higher due to the incurrence of certain loan-related costs of $0.6 million that have been treated as a discount on the debt and amortized over the life of the loan. As of June 26, 2015, the interest rates on the outstanding new Term Loan and new Revolving Credit facility were 2.69% and 3.00%, respectively.

The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00 starting with the end of the first quarter of fiscal 2015 and a consolidated leverage ratio (as defined in the Credit Agreement) no greater than 3.5 to 1.00 starting with the end of the first quarter of fiscal 2015. The Credit Agreement also includes other customary affirmative and negative covenants. The Company was in compliance with all covenants for the quarter ended June 26, 2015.

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

As of June 26, 2015, the outstanding amounts under the Company’s New Term Loan and New Revolving Credit Facility were $38.7 million and $36.2 million, respectively, which are gross of unamortized debt issuance costs of $0.5 million for a total debt balance of $74.4 million.

6. Income Tax

The Company’s income tax provision and effective tax rate for the three and six month periods ended June 26, 2015 were $0.9 million and 28.1% and $1.4 million and 29.0%, respectively compared to $1.6 million and 20.7% and $3.1 million and 18.9%, respectively for the three and six month periods ended June 27, 2014. The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results, as well as the impact of losses which have a full valuation allowance for the three and six month periods ended June 26, 2015 compared to the three and six month periods ended June 27, 2014. Our effective tax rates were lower than the statutory rates for the first and second quarters of fiscal years 2015 and 2014 primarily due to the geographic distribution of our world-wide earnings in foreign jurisdictions with lower tax rates or tax holidays, such as the tax holiday we are currently enjoying in Singapore.

Company management continuously evaluates the need for a valuation allowance and as of June 26, 2015, concluded that a full valuation allowance on its California, Oregon, and one of its Chinese subsidiaries was still appropriate.

The Company earns a significant amount of its operating income outside the United States, which is deemed to be indefinitely reinvested in foreign jurisdictions. As a result, most of the Company’s cash and cash equivalents are held by foreign subsidiaries. The Company currently does not intend nor foresee a need to repatriate these funds to the U.S. The Company expects existing domestic cash and cash flows from operations to continue to be sufficient to fund its domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If the Company should require more capital in the U.S. than is generated by its domestic operations, for example to fund significant discretionary activities such as business acquisitions, the Company could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or dilution of our earnings. The Company has borrowed funds domestically and continues to believe it has the ability to do so at reasonable interest rates. The Company does not provide for U.S. taxes on its undistributed earnings of foreign subsidiaries that it intends to invest indefinitely outside the U.S., unless such taxes are otherwise required under U.S. tax law. In 2014, the Company determined that a portion of the current year earnings of one of its China subsidiaries may be remitted in the future to one of its foreign subsidiaries outside of mainland China and, accordingly, the Company provided for the related withholding taxes in its consolidated financial statements. If the Company changes its intent to reinvest its undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previous anticipated remaining unremitted foreign earnings, the Company could be required to accrue or pay U.S. taxes on some or all of these undistributed earnings. As of June 26, 2015, the Company had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $67.1 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	Six months ended
	June 26, 2015	June 27, 2014
Balance as of the beginning of period	$356	$165
Increase (decrease) related to current year tax positions	(31)	141

Balance as of the end of period	$325	$306

The Company’s gross liability for unrecognized tax benefits as of June 26, 2015 and December 26, 2014 was $0.3 million and $0.4 million, respectively. Increases or decreases to interest and penalties on uncertain tax positions are included in income tax provision in the condensed consolidated statements of operations. Interest related to uncertain tax positions was immaterial for each of the three and six month periods ended June 26, 2015 and June 27, 2014. Although it is possible some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

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

The Company is currently enjoying a zero rate tax holiday related to its Singapore subsidiary that will expire for tax years beginning January 2016. This tax rate is subject to achieving certain commitments agreed to with the Economic Development Board of Singapore including investment and employment thresholds. The Company’s Singapore subsidiary recorded a net profit of $2.4 million and $4.5 million for the three and six month periods ended June 26, 2015, respectively.

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

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share data):

	Three months ended		Six months ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Numerator:
Net income	$2,207	$6,032	$3,380	$13,088
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	31,615	29,438	31,042	29,157
Shares used in computation — diluted:
Shares used in computing basic net income per share	31,615	29,438	31,042	29,157
Dilutive effect of common shares outstanding subject to repurchase	111	206	232	288
Dilutive effect of options outstanding	51	238	84	460

Weighted average shares used in computing diluted net income per share	31,777	29,882	31,358	29,905

Net income per share — basic	$0.07	$0.20	$0.11	$0.45
Net income per share — diluted	$0.07	$0.20	$0.11	$0.44

The Company had securities outstanding which could potentially dilute basic net income per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income per share, as their effect would have been anti-dilutive. Such outstanding securities consisted of 391,676 stock options and 387,437 stock options for the three and six month periods ended June 26, 2015, respectively, and 261,479 stock options and 274,858 stock options for the three and six month periods June 27, 2014, respectively.

8. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $45.4 million at June 26, 2015.

The Company leases properties domestically in Hayward, California; Austin, Texas, Pflugerville, Texas; Chandler, Arizona; and South San Francisco, California and internationally in China, Singapore and the Philippines. The Company leases certain of its facilities under non-cancelable leases, which expire on various dates through 2022.

As of June 26, 2015, future minimum payments under these operating leases were as follows (in thousands):

Fiscal Year
2015 (remaining in year)	$3,095
2016	5,337
2017	4,712
2018	3,573
2019	2,737
Thereafter	7,770

Total minimum lease payments	$27,224

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

All information on sales by geographic area is based upon the location to which the products were shipped. The following table sets forth revenue by geographic area (in thousands):

	Three months ended		Six months ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
United States	$79,961	$94,221	$169,430	$200,026
China	5,288	18,885	17,250	36,426
Singapore	29,170	13,046	47,402	30,666
Other	3,130	6,525	8,785	9,783

	$117,549	$132,677	$242,867	$276,901

At June 26, 2015 and June 27, 2014, approximately $8.5 million and $4.0 million, respectively, of the Company’s net long-lived assets were located in Asia, and the remaining balances were located in the United States.

10. Subsequent Events

On July 31, 2015, the Company completed the acquisition of all of the assets and liabilities of Miconex S.R.O. (“Miconex”), a provider of manufacturing services in advanced precision milling and welding of plastics for the semiconductor industry located in the Czech Republic. The purchase price of approximately $22.8 million includes $15.0 million in cash, subject to certain post-closing adjustments, 500,000 shares of newly issued common stock and up to $4.0 million of potential cash “earn-out” payments payable over a two-year period, based on Miconex’s achievement of specified performance targets. In addition, the Company expects to incur approximately $0.4 million of costs related to the acquisition, which have been expensed as incurred. The Company financed the entire cash portion of the acquisition through its existing Asia operating cash. The Company’s primary reason for this acquisition is to expand its manufacturing capabilities with its existing customers. Due to the limited time since the acquisition date and limitations on access to Miconex’s information prior to the acquisition date, the initial accounting for the business combination is incomplete at this time. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired and the information required for indemnification of assets, contingencies, non-controlling interests and goodwill. Also, because the initial accounting for the transaction is incomplete, the Company is unable to provide the supplemental pro forma revenue and earnings of the combined entity.

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

We provide our customers with complete solutions that utilize our expertise in design, scan, assembly, test and component characterization. Our customers value our highly flexible global manufacturing operations, our excellence in quality control and our scale and financial stability. Our global footprint helps us to drive down total manufacturing costs, reduce design-to-delivery cycle times and maintain high quality standards for our customers. We believe that these characteristics provide global solutions for our customers’ growing product demands. We ship the majority of our products to U.S. registered customers with locations both in and outside the U.S. In addition to U.S. manufacturing, we manufacture products in our Asian facilities to support local and U.S. based customers. We conduct our operating activities primarily through our wholly owned subsidiaries, Ultra Clean Technology Systems and Service, Inc., AIT LLC, Ultra Clean Technology (Shanghai) Co., Ltd., Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd., Ultra Clean Asia Pacific, Pte Ltd. (Singapore), and subsequent to February 4, 2015, Marchi. On February 5, 2015, we acquired certain assets of Marchi to expand our capabilities with our existing customers and bring us closer to the customer in the design stage of new products and next generation equipment. On July 31, 2015, the Company completed the acquisition of all of the assets and liabilities of Miconex s.r.o. (“Miconex”), a provider of manufacturing services in advanced precision milling and welding of plastics for the semiconductor industry located in the Czech Republic, for a total purchase price of approximately $22.8 million. See Note 10 to the Notes to Condensed Consolidated Financial Statements for further details of this acquisition.

In February 2015, we reached an agreement with Intuitive Surgical (ISI) on the insourcing of manufacturing for their next generation robot, the da Vinci Xi Patient Side Cart. We will continue to manufacture previous generation robots and also assist with machined components and spare parts for current and future ISI production. This was a mutual decision driven by ISI’s manufacturing needs at the time and our desire to adhere to our targeted gross margin profile. The impact of this change is a decrease in revenue of approximately $7.1 million and $11.0 million for the three month and six months ended June 26, 2015, when compared to the same periods of the previous year. Included in our revenue for the first half of fiscal 2015 is a payment of $1.0 million we received from ISI as compensation for this arrangement.

Financial Highlights

Sales for the three months ended June 26, 2015, was $117.5 million, a decrease of $15.1 million, or 11.4%, from the comparable quarter of 2014. Gross profit for the three months ended June 26, 2015 decreased $2.3 million to $18.8 million, or 16.0% of sales, from $21.2 million, or 15.9% of sales, for the three months ended June 27, 2014. Total operating expenses for the three months ended June 26, 2015, were $15.4 million, or 13.1% of sales, compared to $13.1 million, or 9.9% of sales, for the three months ended June 27, 2014. We had net income of $2.2 million for the three months ended June 26, 2015, compared to net income of $6.0 million for the three months ended June 27, 2014.

Sales for the six months ended June 26, 2015, were $242.9 million, a decrease of $34.0 million, or 12.3%, from the comparable period of 2014. Gross profit for the six months ended June 26, 2015 decreased $5.7 million to $38.7 million, or 16.0 % of sales, from

$44.5 million, or 16.1 % of sales, during the comparable period of 2014. Total operating expenses for the six months ended June 26, 2015, were $32.7 million, or 13.5 % of sales, compared to $27.2 million, or 9.8% of sales, for the six months ended June 27, 2014. We earned net income of $3.4 million for the six months ended June 26, 2015 as compared to $13.1 million for the six months ended June 27, 2014.

We had significant sales to two customers for the three and six months ended June 26, 2015, for which each customer accounted for 10% or more of total sales. For further discussion, see Note 1. Organization and Significant Accounting Policies - Significant Sales to Customers in Notes to Condensed Consolidated Financial Statements above.

Results of Operations

For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in our quarterly report.

	Three months ended		Six months ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	84.0%	84.1%	84.0%	83.9%

Gross profit	16.0%	15.9%	16.0%	16.1%
Operating expenses:
Research and development	2.0%	1.4%	2.1%	1.3%
Sales and marketing	2.4%	2.0%	2.3%	1.9%
General and administrative	8.7%	6.6%	9.1%	6.7%

Total operating expenses	13.1%	10.0%	13.5%	9.9%

Income from operations	2.9%	5.9%	2.5%	6.2%
Interest and other income (expense), net	(0.3)%	(0.3)%	(0.5)%	(0.4)%

Income before provision for income taxes	2.6%	5.6%	2.0%	5.8%
Income tax provision	0.7%	1.2%	0.6%	1.1%

Net income	1.9%	4.4%	1.4%	4.7%

Sales

Sales for the three months ended June 26, 2015, was $117.5 million, a decrease of $15.1 million, or 11.4%, from $132.7 million in the comparable quarter of 2014. The decrease in sales for the three months ended June 26, 2015 when compared to the same period of 2014 reflects a decrease in non-semiconductor sales of $24.0 million and an increase in semiconductor sales of $8.9 million. The decrease in overall sales in the second quarter of 2015 compared to the second quarter of 2014 is due in part to the bankruptcy of GTAT in October of 2014 and to a decrease in the volume of products shipped to ISI in the second quarter of 2015 due to their decisions to insource the manufacturing of their products in the first quarter of 2015. On a geographic basis, sales in the U.S. decreased by $9.9 million to $79.2 million, or 67.4% of sales, for the three months ended June 26, 2015 as compared to $89.1 million, or 67.1% of sales for the same period of 2014. Foreign sales also decreased by $5.2 million to $38.4 million, or 32.6% of sales, for the three months ended June 26, 2015 as compared to $43.5 million, or 32.8% of sales, for the same period of 2014. We expect sales to be higher in the third quarter of fiscal 2015 as compared to the second quarter of fiscal 2015 due to increasing overall customer demand.

Sales for the six months ended June 26, 2015, were $242.9 million, a decrease of $34.0 million, or 12.3%, from $276.9 million in the comparable period of 2014. The decrease in sales for the six months ended June 26, 2015, which includes decreases of $1.2 million and $32.8 million in both semiconductor and non-semiconductor industries, respectively, was due to a decrease in the volume of products shipped, which is attributable in part to the GTAT bankruptcy and in part to ISI insourcing the manufacturing of its products in the first quarter of 2015. Sales in the US for the six months ended June 26, 2015 decreased by $31.8 million to $164.7 million while sales in Asia also decreased by $2.3 million to $78.2 million.

Gross Profit

Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold. Gross profit for the three months ended June 26, 2015 decreased by $2.3 million to $18.8 million, or 16.0% of sales, from $21.2 million, or 15.9% of sales, for the three months ended June 27, 2014. Gross profit for the six months ended June 26, 2015, decreased by $5.7 million to $38.7 million, or 16.0% of sales, from

$44.5 million, or 16.1% of sales, for the six months ended June 27, 2014. The decreases in absolute dollars of gross profit when comparing the three and six month periods ended June 26, 2015 with the same periods in 2014 is primarily due to lower sales volume and a sales mix which included lower margin products. We expect gross profit to be consistent in the third quarter of 2015 compared to the second quarter of 2015.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the three months ended June 26, 2015, increased by $0.6 million, or 33.5%, to $2.4 million, or 2.0% of sales, compared to $1.8 million, or 1.4% of sales in the comparable period in 2014. Research and development expense for the six months ended June 26, 2015 increased by $1.4 million, or 39.3%, to $5.0 million, or 2.0% of sales, compared to $3.6 million, or 1.3% of sales in the comparable period in 2014. The increases in absolute dollars for research and development expenses when comparing the three and six month period ended June 26, 2015 with the comparable periods in 2014 was due primarily to the inclusion of Marchi’s research and development activities in the first quarter of 2015.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the three months ended June 26, 2015 increased by $0.2 million, or 8.2%, to $2.8 million, or 2.4% of sales, compared to $2.6 million, or 2.0% of sales, in the comparable period of 2014. Sales and marketing expenses for the six months ended June 26, 2015, increased by $0.4 million to $5.7 million, or 2.3% of sales, compared to $5.3 million, or 1.9% of sales in the comparable period of 2014. The increase in sales and marketing expense for the three and six month period ended June 26, 2015 compared to the same period in the prior year is primarily due to additional headcount and related payroll expense in 2015 related in part to the inclusion of Marchi in the first quarter for 2015.

General and Administrative Expense

Our general and administrative expense has historically consisted primarily of salaries and overhead associated with our administrative staff, professional fees and amortization of our intangible assets. General and administrative expense increased approximately $1.5 million, or 17.1%, for the three months ended June 26, 2015, to $10.2 million, or 8.7% of sales, compared with $8.7 million, or 6.6% of sales, in the comparable period of 2014. General and administrative expense increased approximately $3.6 million, or 19.7%, for the six months ended June 26, 2015, to $22.0 million, or 9.1% of sales, compared with $18.4 million, or 6.7% of sales, in the comparable period of 2014. The increase in absolute dollars when comparing the three months ended June 26, 2015 with the comparable period in 2014 is primarily due to higher compensation spend as a result of higher headcount and due to higher amortization of finite-lived intangibles obtained in conjunction with the acquisition of Marchi. The increase in absolute dollars when comparing the six months ended June 26, 2015 with the comparable period in 2014 is primarily due to severance of $2.4 million paid to our former CEO in the first quarter of 2015, $0.2 million of costs related to the acquisition of Marchi, Marchi’s general and administrative expenses of $0.8 million, offset by a decrease of $0.9 million in share-based compensation expense due to the cancellation of the unvested restricted stock units of our former CEO upon his retirement on January 19, 2015.

Interest and Other Income (Expense), net

Interest and other income (expense), net, for the three and six months ended June 26, 2015, was $(0.4) million and $(1.3) million compared to $(0.5) million and $(1.1) million in the comparable period of 2014. The increase in net expense for the six month period ended June 26, 2015 compared to the same period in the prior year is primarily due to the write-off of $0.7 million in the first quarter of 2015 of unamortized debt issuance costs related to the previous credit facility offset by the increase in interest income due to the increase of the average cash balance during the period.

Income Tax Provision

Our tax expense and effective tax rate for the three months ended June 26, 2015 and June 27, 2014 were $0.9 million and 28.1%, and $1.6 million and 20.7%, respectively. Our tax expense and effective tax rate for the six months ended June 26, 2015 and June 27, 2014 was $1.4 million and 29.0%, and $3.1 million and 18.9%, respectively. The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results, as well as the impact of losses which have a full valuation allowance for the three and six month periods ended June 26, 2015 compared to the three and six month periods ended June 26, 2014.

Company management continuously evaluates the need for a valuation allowance on its deferred tax assets and as of June 26, 2015, concluded that a full valuation allowance on its California, Oregon, and one of its Chinese subsidiaries was still appropriate.

For the three and six months ended June 26, 2015, we determined that a portion of the current year earnings of one of our China subsidiaries will be remitted in the future to one of our foreign subsidiaries outside of mainland China and, accordingly, we provided for the related foreign withholding taxes in our condensed consolidated financial statements. Accordingly, no provision for U.S. taxes has been provided with respect to these unremitted earnings. If we change our intent to reinvest our undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previously anticipated remaining unremitted foreign earnings, we could be required to accrue or pay U.S. taxes on some or all of these undistributed earnings.

Liquidity and Capital Resources

We have required capital principally to fund our acquisitions and working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of June 26, 2015, we had cash of $76.6 million compared to $79.0 million as of December 26, 2014. Our cash and cash equivalents, as well as cash generated from operations, was our principal source of liquidity as of June 26, 2015.

For the six months ended June 26, 2015, we generated cash from operating activities of $4.1 million compared to cash provided from operating activities of $7.6 million for the comparable period of 2014. Operating cash flows in the six months ended June 26, 2015, included $ 7.0 million of non-cash activity comprised of depreciation, amortization of intangibles, stock compensation expense and amortization of debt issuance costs. Cash generated from operating activities included decreases in accounts receivable and deferred income taxes of $4.3 million and $0.7 million, respectively and increases in accrued compensation and related benefits of $1.1 million offset by the increases in inventory, prepaids and other and other non-current assets of $6.5 million, $1.6 million and $0.1 million, respectively and decreases in accounts payable and income taxes payable of $3.8 million and $0.4 million, respectively. Our cash flows from operations in any given period are largely driven by the timing of sales, the collection of accounts receivable and the payment of accounts payable.

Net cash used in investing activities for the six months ended June 26, 2015 was approximately $33.5 million and consisted of cash paid in connection with the acquisition of Marchi of $29.7 million and capital expenditures of $3.8 million primarily attributable to the expansion of our Singapore facility.

Net cash provided in financing activities for the six months ended June 26, 2015 was $27.0 million compared to net cash provided of $2.6 million for the comparable period of 2014. For the six months ended June 26, 2015, our net cash provided in financing activities was due primarily to the cash proceeds from the new term and revolver loans obtained on February 2, 2015 of $76.2 million and proceeds from the issuance of common stock related to our employee stock plans of $2.3 million. These increases were offset primarily by the $48.8 million payoff on the previous credit facility, $1.3 million of loan payment under the new credit facility and payment of $0.6 million of debt issuance costs related to the new credit facility.

We anticipate that our existing cash balance and operating cash flow will be sufficient to service our indebtedness and meet our working capital requirements and technology development projects for at least the next twelve months. The adequacy of these resources to meet our liquidity needs beyond that period will depend on our growth, the state of the global economy, our ability to meet our financial covenants under our credit facility, the cyclical expansion or contraction of the semiconductor capital equipment industry and the other industries we serve. As of June 26, 2015, approximately $63.2 million of non-U.S. cash and cash equivalents held by foreign subsidiaries may be subject to U.S. taxes if repatriated for U.S. operations. Of this amount, we intend to permanently reinvest all of these funds outside of the U.S. and we do not plan to repatriate these funds. The Company used its Asia cash and cash equivalents to finance the cash portion of the acquisition of Miconex on July 31, 2015. In order to expand our business or acquire additional complementary businesses or technologies, we may need to raise additional funds through equity or debt financings. If required, additional financing may not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, our stockholders’ equity interest will be diluted and these securities might have rights, preferences and privileges senior to those of our current stockholders. We may also require the consent of our senior lenders to raise additional funds through equity or debt financings. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.

Borrowing Arrangements

On February 2, 2015, we entered into a new credit agreement (the “Credit Agreement”) by and among us, certain of our subsidiaries, East West Bank and Citi National Bank (collectively, the “Lenders”). The credit agreement was amended on April 3, 2015 to delete from the definition of a change of control certain specified changes in the composition of our board of directors or a material change in our management. A change of control, as defined in the credit agreement, is an event of default under the credit agreement. The Credit Agreement provides for a term loan in an aggregate principal amount of $40.0 million (the “New Term Loan”)

and a revolving credit facility in an aggregate principal amount of $40.0 million (the “New Revolving Credit Facility”), a letter of credit facility in the aggregate availability amount of $20.0 million (as a sublimit of such New Revolving Credit Facility) (the “L/C Facility”) and a swingline sub-facility in the aggregate availability amount of $5.0 million (as a sublimit of the New Revolving Credit Facility) (together with the Term Loan, the Revolving Credit Facility and the L/C Facility, the “Senior Secured Credit Facility”). On February 2, 2015, we borrowed an aggregate of $40.0 million under the New Term Loan and approximately $6.5 million under the New Revolving Credit Facility. The borrowed funds were used to repay the outstanding balance to Silicon Valley Bank as lender under our prior Loan Agreement. The prior Loan Agreement was terminated in connection with this transaction and, as a result, the outstanding balance of the revolver of $31.3 million was classified as long-term debt as of December 26, 2014 in accordance with the terms of the new debt agreement. In addition, we expensed the unamortized debt issuance costs of approximately $0.7 million in the first quarter of 2015. On February 5, 2015, in order to finance the acquisition of Marchi, we borrowed $29.7 million under the New Revolving Credit Facility.

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

At our option, borrowings under the New Term Loan and New Revolving Credit Facility (subject to certain limitations) bear interest at either a base rate or at the London Interbank Offered Rate (“LIBOR”) (with the LIBOR being adjusted for certain Eurocurrency reserve requirements, if any, as described in the Credit Agreement), plus, in each case, an applicable margin based on our consolidated leverage ratio. All loans described above made on February 2, 2015 and February 5, 2015 were initially base rate loans, carrying interest of 3.25%. As of June 26, 2015, the interest rates on the outstanding new Term Loan and new Revolving Credit facility were 2.69% and 3.00%, respectively. We expect, however, that the effective interest rate will be higher due to the incurrence of certain loan-related costs of $0.6 million that have been treated as debt discount and amortized over the life of the loan.

The Credit Agreement requires us to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00 starting with the end of the first quarter of fiscal 2015 and a consolidated leverage ratio (as defined in the Credit Agreement) no greater than 3.5 to 1.00 starting with the end of the first quarter of fiscal 2015. The Credit Agreement also includes other customary affirmative and negative covenants. The Company was in compliance with all covenants for the quarter ended June 26, 2015.

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

As of June 26, 2015, the outstanding amounts under the Company’s New Term Loan and New Revolving Credit Facility were $38.7 million and $36.2 million, respectively, which are gross of unamortized debt issuance costs of $0.5 million for a total debt balance of $74.4 million.

Capital Expenditures

Capital expenditures were $5.8 million in the six months ended June 26, 2015. The Company’s anticipated capital expenditures for the remainder of 2015 are anticipated to be financed through cash from operations.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relations with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Other than operating leases for certain equipment and real estate and purchase order commitments primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the arrangements described under “Borrowing Arrangements” above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of June 26, 2015 (in thousands):

	Remainder of 2015	2016	2017	2018	2019	2020 and Thereafter	Total
Operating leases (1)	$3,095	$5,337	$4,712	$3,573	$2,737	$7,770	$27,224
Borrowing arrangements (2)	3,750	11,667	11,667	11,667	36,189	—	74,940
PO commitments	45,352	—	—	—	—	—	45,352

Total	$52,197	$17,004	$16,379	$15,240	$38,926	$7,770	$147,516

(1)	Operating lease obligations reflects (a) the lease for our headquarters facility in Hayward, California that expires in 2022; (b) the leases for manufacturing facilities in South San Francisco that expire in 2018; (c) the leases for manufacturing facilities in China, Singapore and the Philippines that expire in 2015 thru 2016; (d) the lease for a manufacturing facility in Singapore that expires in 2017; (e) the leases for manufacturing facilities in Austin, Texas that expire in 2016; (f) the leases for manufacturing facilities in Chandler, Arizona that expire in 2017; and (g) the leases for manufacturing facilities in Pflugerville, Texas that expire in 2018. We have options to renew certain of the leases in South San Francisco, Hayward, Austin and Singapore which we expect to exercise.
(2)	Amounts reflect obligations under our New Revolving Credit Facility gross of $0.5 million of unamortized debt issuance costs, under which $38.7 million is outstanding under the New Term Loan and approximately $36.2 million under the New Revolving Credit Facility as of June 26, 2015.

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

Interest Rates

Our interest rate risk relates primarily to our debt which totals $74.4 million (net of debt issuance costs) as of June 26, 2015, and carries interest rates pegged to either the prime rate or LIBOR. An immediate increase in interest rates of 100 basis points would increase our interest expense by approximately $0.2 million per quarter. This would be partially offset by increased interest income on our invested cash. Conversely, an immediate decline of 100 basis points in interest rates would decrease our interest expense by approximately $0.2 million per quarter. This would be partially offset by decreased interest income on our invested cash.

ITEM 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon our evaluation, we concluded that our disclosure controls and procedures were effective as of June 26, 2015.

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

We rely on a small number of original equipment manufacturing customers for a significant portion of our sales, and any adverse change in our relationships with these customers, including a decision by such customers to insource critical subsystems or to give market share to one of our competitors, would adversely affect our business, results of operation and financial condition. Our customers also exert a significant amount of negotiating leverage over us, which may require us to accept lower operating margins, increased liability risk or changes in our operations in order to retain or expand our market share with them.

A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. As a group, two customers accounted for 78.3% of our sales for the six month period ended June 26, 2015 and three customers accounted for 76.0% and 81.0% of our sales for fiscal years 2014 and 2013, respectively, and we expect that our sales will continue to be concentrated among a small number of customers. In addition, our customer contracts generally do not require customers to purchase any particular volume of products in any particular time period. Accordingly, the success of our business depends on OEMs continuing to outsource the manufacturing of critical subsystems to us. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers, whether due to their decision to not continue to outsource all or a portion of their critical subsystems for their capital equipment, their giving market share to our competitors or for other reasons, such as customer’s bankruptcy or insolvency or decreased demand for such customer’s products. We have in the past lost business from customers who have taken the manufacturing of our products in-house or given market share to our competitors. For example, in February 2015 UCT came to an agreement with ISI to transition to insourced manufacturing for their next generation robot. UCT will continue to manufacture previous ISI’s generation robots and also assist with machined components and spare parts for current and future ISI production. Further, since our customers generally own the designs and other intellectual property to the products we manufacture, we cannot prevent them from licensing such designs and other intellectual property to our competitors for the manufacture of such products. If we are unable to replace revenue from customers who determine to take subsystem assembly in-house or give market share to our competitors, such events could have a material adverse impact on our financial position and results of operation.

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

We have also had to qualify, and are required to maintain our qualified status, as a supplier for each of our customers. This is often a lengthy process that involves the inspection and approval by a customer of our engineering, documentation, manufacturing and quality control procedures before that customer will place volume orders. Our ability to lessen the adverse effect of any loss of, or reduction in sales to, an existing customer through the rapid addition of one or more new customers is limited because of these qualification requirements. Consequently, the risk that our business, operating results and financial condition would be adversely affected by the loss of or any reduction in orders by, any of our significant customers is increased. Moreover, if we lost our existing status as a qualified supplier to any of our customers, such customer could cancel its orders from us or otherwise terminate its relationship with us, which could have a material adverse effect on our results of operation, cash flows and financial condition.

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

On February 2, 2015, we entered into a new credit agreement by and among us, certain of our subsidiaries, East West Bank and Citi National Bank. This credit agreement provides for a term loan in an aggregate principal amount of $40.0 million and a revolving credit facility in an aggregate principal amount of $40.0 million, a letter of credit facility in the aggregate availability amount of $20.0 million and a swingline sub-facility in the aggregate availability amount of $5.0 million. On February 2, 2015, we borrowed an aggregate of $46.5 million under this new credit agreement from East West Bank and Citi National Bank to repay the remaining outstanding balance from the loan obtained from Silicon Valley Bank, U.S. Bank National Association and HSBC Bank. On February 5, 2015, we borrowed an additional $29.7 million under this new credit agreement from East West Bank and Citi National Bank to finance the acquisition of Marchi. As of June 26, 2015, the long-term portion of our outstanding indebtedness, net of debt issuance costs, under our new credit facility was $67.9 million, and the short-term portion was $6.5 million.

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

We made capital expenditures of approximately $5.8 million and $1.4 million for the six months period ended June 26, 2015 and June 27, 2014, respectively related to our manufacturing facilities in the United States, China and Singapore. In February 2015, we paid approximately $29.9 million and issued 1,437,500 shares of our common stock in connection with our acquisition of Marchi. The cash portion of the merger consideration was financed through the new credit facility described above; of which an aggregate of $74.9 million was outstanding as of June 26, 2015. The amount of our future capital requirements or strategic acquisitions will depend on many factors, including:

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

We had $76.6 million in cash and cash equivalents as of June 26, 2015 of which $63.2 million was held by our foreign subsidiaries. If the cash and cash equivalents held by our foreign subsidiaries is needed for our operations or to fund capital expenditures or other strategic acquisitions in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

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

We generated approximately 32.2 % and 29.0% of our sales in international markets for the six months period ended June 26, 2015 and June 27, 2014, respectively. Depending on market conditions, we intend to expand our operations in Asia, principally in China and Singapore. In addition, through our acquisition of AIT, we acquired a manufacturing facility in Cebu, Philippines. The carrying amount of our fixed assets in Asia was $8.5 million as of June 26, 2015.

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

The manufacturing of our products is a highly complex process that involves the integration of multiple components and requires effective management of our supply chain while meeting our customers’ design-to-delivery cycle time requirements. Through the course of the manufacturing process, our customers may modify design and system configurations in response to changes in their own customers’ requirements. In order to rapidly respond to these modifications and deliver our products to our customers in a timely manner, we must effectively manage our manufacturing and procurement process. If we fail to manage this process effectively, we risk losing customers and damaging our reputation. We may also be subject to liability under our agreements with our customers if we or our suppliers fail to re-configure manufacturing processes or components in response to these modifications, which may lead to product defect claims by our customers. In addition, if we acquire inventory in excess of demand or that does not meet customer specifications, we could incur excess or obsolete inventory charges. These risks are even greater during the current extended period of macroeconomic uncertainty, and as we continue to expand our business beyond gas delivery systems into new subsystems. Certain of our suppliers may go out of business, which could require us to either procure products from higher-cost suppliers or, if no additional suppliers exist, reconfigure the design and manufacture of our products. This could limit our growth and have a material adverse effect on our business, financial condition and operating results.

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

The manufacture and delivery of our products depends on the continuing operation of our technology infrastructure and systems, particularly our data center located in California. Any damage to or failure of our systems could result in interruptions in our ability to manufacture or deliver products on agreed upon lead times, or at all, on a local or worldwide basis. Interruptions could reduce our sales and profits, and our reputation could be damaged if people believe our systems are unreliable. Our systems and operations are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, hacking, hardware or software failures, telecommunications failures, computer viruses or other attempts to harm our systems, and similar events. The critical components of the system are not redundant and we currently do not have a backup data center. Accordingly, the risk associated with earthquakes, fire, power loss, telecommunications failure, and other events beyond our control is heightened.

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

•	Management of the larger, more complex, combined business, including integrating supply and distribution channels, computer and accounting systems, and other aspects of operations;

•	Deterioration of gross margins due to the acquisition of the same customer base resulting in reduced pricing leverage;

•	Integration of the capabilities of the acquired businesses while maintaining focus on providing consistently high quality products;

•	Incorporation of different financial and reporting controls, processes, systems and technologies into our existing business environment;

•	Unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the acquisitions for which we do not have recourse under their respective agreements;

•	Performance shortfalls as a result of the diversion of management’s attention from the company’s operations;

•	Cultural challenges associated with integrating employees from the acquired business into our organization, and retention of employees from the businesses we acquire;

•	Retention of customers and partners of acquired business; and/or

•	Difficulties associated with the transition of customers into our existing business.

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

If we were required to write down all or part of our goodwill and other intangible assets, our net income and net worth could be materially adversely affected.

We had $112.0 million of goodwill and other intangible assets recorded on our consolidated balance sheet as of June 26, 2015. Goodwill represents the excess of cost over the fair market value of net tangible and finite lived, identifiable intangible assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. During the fourth quarter of each year, we perform an annual review of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our financial results and net worth could be materially adversely affected.

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

Our business is particularly dependent on expertise which only a limited number of engineers possess. The loss of any of our key employees and officers, including our Chief Executive Officer (CEO), our Chief Financial Officer, any of our Senior Vice Presidents or any of the senior managers, or the failure to attract and retain new qualified employees, could adversely affect our business, operating results and financial condition. Further, our Chairman and (former) Chief Executive Officer, Clarence L. Granger retired as our CEO effective January 19, 2015. If our transition of Mr. Granger’s roles and responsibilities to our new CEO, James P. Scholhamer is not successful, our business, financial results and financial position could be materially adversely affected.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us and our independent registered public accounting firm to evaluate and report on our internal control over financial reporting. The process of maintaining and updating our internal controls and complying with Section 404 is expensive and time consuming, and requires significant attention from management and company resources. In addition, beginning in fiscal year 2013, we were required to evaluate and report on AIT’s internal controls and the attestation report we are required to obtain from our independent registered public accounting firm must include AIT’s internal control over financial reporting. Integrating AIT’s internal control framework into the Company and upgrading AIT’s controls to comply with the Sarbanes-Oxley Act has required substantial resources, and we cannot assure you that we will be able to successfully or effectively maintain adequate controls over our financial processes at AIT or for our consolidated business. In addition, even though we have concluded, and our independent registered public accounting firm has concurred, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 26, 2014, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements, and our internal control may not be effective as of future periods. Failure to maintain existing or implement new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These requirements require us to perform on-going due diligence efforts on our supply chain and require public disclosure of the nature and results of these efforts. We filed our most recent conflict minerals report on Form SD on June 1, 2015 reporting that we could not yet determine whether the conflict minerals we source were, directly or indirectly, used to finance or benefit armed groups in the Covered Countries. There have been and there will be costs associated with complying with these disclosure requirements to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. Complying with these rules could adversely affect the sourcing, supply and pricing of materials used in our products and result in substantial additional costs. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement. In addition, if we are unable to comply with these rules, we could be subject to enforcement actions by the Securities and Exchange Commission and liability under the Securities Exchange Act of 1934, as amended, which could result in material adverse consequences to our business, as well as significant fines and penalties.

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

We do not intend to declare and pay dividends on our capital stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Additionally, the terms of the credit agreement we entered into in February 2015 restrict our ability to pay dividends. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a) Exhibits

The following exhibits are filed with this current Report on Form 10-Q for the quarter ended June 26, 2015:

Exhibit Number	Description

10.1(1)	Credit Agreement, dated as of February 2, 2015, among Ultra Clean Holdings, Inc., East West Bank, City National Bank and the several lenders from time to time party thereto

10.2(1)	Guarantee and Collateral Agreement in favor of East West Bank, dated as of February 2, 2015, made by Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., American Integration Technologies LLC, UCT Sieger Engineering LLC, Integrated Flow Systems LLC, Drake Acquisition Subsidiary, Inc. and the other Grantors referred to therein and from time to time party thereto

10.3(2)	First Amendment to Credit Agreement, dated April 3, 2015, among Ultra Clean Holdings, Inc., East West Bank, City National Bank and the several lenders from time to time party thereto

10.4(3)	Offer Letter between the Company and Kevin C. Eichler dated March 24, 2015

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Current Report on Form 8-K filed on February 6, 2015.
(2)	Incorporated by reference from our Quarterly Report on Form 10-Q filed on May 4, 2015.
(3)	Incorporated by reference from our Current Report on Form 8-K filed on March 26, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA CLEAN HOLDINGS, INC.
(Registrant)

Date: August 5, 2015

	By:	/S/ JAMES P. SCHOLHAMER
	Name:	James P. Scholhamer
	Title:	Chief Executive Officer (Principal Executive Officer and duly authorized signatory)

Date: August 5, 2015

	By:	/S/ KEVIN C. EICHLER
	Name:	Kevin C. Eichler
	Title:	President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Exhibit Index

Exhibit Number	Description

10.1(1)	Credit Agreement, dated as of February 2, 2015, among Ultra Clean Holdings, Inc., East West Bank, City National Bank and the several lenders from time to time party thereto

10.2(1)	Guarantee and Collateral Agreement in favor of East West Bank, dated as of February 2, 2015, made by Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., American Integration Technologies LLC, UCT Sieger Engineering LLC, Integrated Flow Systems LLC, Drake Acquisition Subsidiary, Inc. and the other Grantors referred to therein and from time to time party thereto

10.3(2)	First Amendment to Credit Agreement, dated April 3, 2015, among Ultra Clean Holdings, Inc., East West Bank, City National Bank and the several lenders from time to time party thereto

10.4(3)	Offer Letter between the Company and Kevin C. Eichler dated March 24, 2015

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Current Report on Form 8-K filed on February 6, 2015.
(2)	Incorporated by reference from our Quarterly Report on Form 10-Q filed on May 4, 2015.
(3)	Incorporated by reference from our Current Report on Form 8-K filed on March 26, 2015.