Form 10-Q
period 2015-09-25
Ultra Clean Holdings, Inc.
filed 2015-11-04
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2015

or

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

Number of shares outstanding of the issuer’s common stock as of October 23, 2015: 32,254,217

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share amounts)

	September 25, 2015	December 26, 2014

ASSETS
Current assets:
Cash and cash equivalents	$59,783	$78,997
Accounts receivable, net of allowance of $132 and $81 in 2015 and 2014, respectively	57,534	61,817
Inventory	75,564	56,850
Deferred tax assets, net of valuation allowance	3,976	3,777
Prepaid expenses and other	8,522	7,006

Total current assets	205,379	208,447

Equipment and leasehold improvements, net	16,968	10,841
Goodwill	84,495	55,918
Purchased intangibles, net	44,952	16,824
Deferred tax assets, net of valuation allowance	3,607	3,445
Other non-current assets	705	667

Total assets	$356,106	$296,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$11,207	$9,541
Accounts payable	47,503	48,944
Accrued compensation and related benefits	5,882	5,308
Deferred rent, current portion	562	245
Other current liabilities	5,371	2,130

Total current liabilities	70,525	66,168

Bank borrowings, net of current portion	65,716	38,614
Deferred tax liability	1,743	105
Deferred rent and other liabilities	3,283	2,703

Total liabilities	141,267	107,590

Commitments and contingencies (See Note 9)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 32,251,550 and 29,562,338 shares issued and outstanding in 2015 and 2014, respectively	32	30
Additional paid-in capital	174,390	153,141
Common shares held in treasury, at cost, 601,944 shares in 2015 and 2014	(3,337)	(3,337)
Retained earnings	43,774	38,718
Accumulated other comprehensive income	(20)	—

Total stockholders’ equity	214,839	188,552

Total liabilities and stockholders’ equity	$356,106	$296,142

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three months ended		Nine months ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014

Sales	$122,816	$117,041	$365,683	$393,942
Cost of goods sold	103,868	106,734	307,994	339,172

Gross profit	18,948	10,307	57,689	54,770

Operating expenses:
Research and development	2,352	1,806	7,319	5,371
Sales and marketing	2,844	2,493	8,494	7,746
General and administrative	10,673	9,971	32,721	28,395

Total operating expenses	15,869	14,270	48,534	41,512

Income (loss) from operations	3,079	(3,963)	9,155	13,258

Interest and other income (expense), net	(756)	(437)	(2,071)	(1,520)

Income (loss) before provision for income taxes	2,323	(4,400)	7,084	11,738
Income tax provision	647	862	2,028	3,913

Net income (loss)	$1,676	$(5,262)	$5,056	$7,825

Net income (loss) per share:
Basic	$0.05	$(0.18)	$0.16	$0.27
Diluted	$0.05	$(0.18)	$0.16	$0.26
Shares used in computing net income (loss) per share:
Basic	31,993	29,477	31,359	29,242
Diluted	32,155	29,477	31,653	29,912

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands)

	Three months ended		Nine months ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014

Net income (loss)	$1,676	$(5,262)	$5,056	$7,825

Other comprehensive income (loss):
Change in foreign currency translation	67	—	67	—
Cash flow hedges:
Change in fair value of derivatives	(91)	—	(91)	—
Adjustment for net (gains) losses realized and included in net income	4	—	4	—

Total change in unrealized (gains) losses on derivative instruments	(87)	—	(87)	—

Total other comprehensive loss	(20)	—	(20)	—

Total comprehensive income (loss)	$1,656	$(5,262)	$5,036	$7,825

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine months ended
	September 25, 2015	September 26, 2014

Cash flows from operating activities:
Net income	$5,056	$7,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,447	2,248
Amortization of finite lived intangibles	4,042	3,663
Amortization of debt issuance costs	790	366
Stock-based compensation	2,607	3,169
Excess tax benefit from stock-based compensation	809	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	7,416	9,991
Inventory	(11,071)	8,589
Prepaid expenses and other	(1,300)	(1,808)
Deferred income taxes	(196)	1,810
Other non-current assets	(12)	209
Accounts payable	(8,180)	(11,375)
Accrued compensation and related benefits	132	(659)
Income taxes payable	(809)	—
Other liabilities	1,712	151

Net cash provided by operating activities	4,443	24,179

Cash flows from investing activities:
Payments made in connection with business acquisitions, net	(44,495)	—
Purchases of equipment and leasehold improvements	(5,196)	(2,066)
Disposal of equipment and leasehold improvements	—	143

Net cash used in investing activities	(49,691)	(1,923)

Cash flows from financing activities:
Proceeds from bank borrowings	76,981	35,500
Proceeds from issuance of common stock	2,307	1,833
Principal payments on bank borrowings	(51,509)	(43,500)
Payments of debt issuance costs	(611)	—
Excess tax benefit from stock-based compensation	(809)	—
Employees’ taxes paid upon vesting of restricted stock units	(331)	(1,357)

Net cash provided (used) in financing activities	26,028	(7,524)

Effect of exchange rate changes on cash and cash equivalents	6	—

Net increase (decrease) in cash	$(19,214)	$14,732

Cash and cash equivalents at beginning of period	78,997	60,415

Cash and cash equivalents at end of period	$59,783	$75,147

Supplemental items:
Cash paid during the period:
Income taxes paid	$2,611	$2,942
Income tax refunds	$—	$1,356
Interest	$1,776	$1,625
Non-cash activities:
Fair value of common shares issued for acquisition	$17,661	$—
Fair value of earn-out payments related to Miconex acquisition	$1,280	—
Equipment and leasehold improvements purchased included in accounts payable	$3,531	$37

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Significant Accounting Policies

Organization — Ultra Clean Holdings, Inc. (the “Company” or “UCT”) was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Service Inc. Ultra Clean Technology Systems and Service, Inc. was founded in 1991 by Mitsubishi Corporation and was operated as a subsidiary of Mitsubishi until November 2002, when it was acquired by UCT. UCT became a publicly traded company in March 2004. In June 2006, the Company completed the acquisition of Sieger Engineering, Inc. to enhance its position as a subsystem supplier to the semiconductor, research, flat panel, energy and medical equipment industries. Ultra Clean Technology (Shanghai) Co., Ltd and Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. were established in 2005 and 2007, respectively, to facilitate the Company’s operations in China. Ultra Clean Asia Pacific, Pte, Ltd. (Singapore) was established in fiscal year 2008 to facilitate the Company’s operations in Singapore. In July 2012, UCT acquired American Integration Technologies LLC (“AIT”) to add to the Company’s existing customer base in the semiconductor and medical spaces and to provide additional manufacturing capabilities. In November 2014, the Company launched Prototype Asia, its 3D printing business in Singapore, to develop additive manufacturing capabilities for the Company’s customer base. In February 2015, UCT acquired Marchi Thermal Systems, Inc. (“Marchi”), a designer and manufacturer of specialty heaters, thermocouples and temperature controllers. Marchi delivers flexible heating elements and thermal solutions to our customers. The Company believes heaters are increasingly critical in equipment design for the most advanced semiconductor nodes. In July 2015, UCT acquired MICONEX s.r.o. (“Miconex”), a privately-held provider of advanced precision fabrication of plastics, primarily for the semiconductor industry that, initially, is expected to expand the Company’s capabilities with existing customers.

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

The Company provides its customers with complete solutions that combine its expertise in design, scan, assembly, test and component characterization. The Company’s customers value its highly flexible global manufacturing operations, its excellence in quality control and its scale and financial stability. The Company’s global footprint enables the Company to reduce manufacturing costs and design-to-delivery cycle times and maintains high quality standards for the Company’s customers. The Company believes that these characteristics allow the Company to provide global solutions for its customers’ growing product demands. The Company ships the majority of its products to U.S. registered customers with locations both in and outside the U.S. In addition to its U.S. manufacturing capabilities, the Company manufactures products in its Asian facilities to support local and U.S. based customers. The Company conducts its operating activities primarily through its wholly owned subsidiaries, Ultra Clean Technology Systems and Service, Inc., AIT LLC, Ultra Clean Technology (Shanghai) Co., Ltd., Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd., Ultra Clean Asia Pacific, Pte Ltd. (Singapore), Marchi and Miconex. The Company’s international sales represented 35.6% and 30.7% of total sales for the three months ended September 25, 2015 and September 26, 2014, respectively, and 33.3% and 29.5% of total sales for the nine months ended September 25, 2015 and September 26, 2014, respectively. See Note 10 to the Company’s Condensed Consolidated Financial Statements for further information about the Company’s geographic areas.

Basis of Presentation — The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). This financial information reflects all adjustments which are, in the opinion of the Company, normal, recurring and necessary for the fair financial statement presentation for the dates and periods presented. Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with GAAP, have been condensed or omitted. The Company’s December 26, 2014 balance sheet data were derived from its audited financial statements as of that date.

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

Foreign Currency Translation and Remeasurement — The Company has one foreign subsidiary whose functional currency is not its local currency or the U.S. dollar. The Company remeasures the monetary assets and liabilities of this subsidiary into its functional currency. Gains and losses from these remeasurements are recorded in interest and other income (expense), net. The Company then translates the assets and liabilities of this subsidiary into the US dollar. Gains and losses from these translations are recognized in foreign currency translation included in the accumulated other comprehensive income (AOCI) in stockholders’ equity. For the Company’s foreign subsidiaries where the U.S. dollar is the functional currency, any gains and losses resulting from the translation of the assets and liabilities of these subsidiaries are recorded in interest and other income (expense), net.

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

Significant sales to customers — The Company’s most significant customers (having accounted for 10% or more of sales) and their related sales as a percentage of total sales were as follows:

	Three months ended		Nine months ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Lam Research Corporation	49.4%	39.3%	50.4%	36.0%
Applied Materials, Inc.	26.4	20.9	27.1	22.0
ASM International	*	13.9	*	17.0

Total	75.8%	74.1%	77.5%	75.0%

*	Total sales for the period are below 10%.

Three customers’ accounts receivable balances, Applied Materials, Inc., Lam Research Corporation and ASM International, were individually greater than 10% of accounts receivable as of September 25, 2015 and December 26, 2014 and in the aggregate represented approximately 79.9% and 73.7% of accounts receivable, respectively.

Fair Value of Measurements — The Company measures its cash equivalents, foreign currency and interest rate derivative contracts at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — Inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be derived from observable market data. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and credit ratings.

Level 3 — Unobservable inputs that are supported by little or no market activities.

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Derivative Financial Instruments — The Company recognizes derivative instruments as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. The Company records changes in the fair value of the derivatives in the accompanying Condensed Consolidated Statements of Income as interest and other income, net, or as a component of AOCI in the accompanying Condensed Consolidated Balance Sheets.

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

	Nine months ended
	September 25, 2015	September 26, 2014

Beginning balance	$109	$101
Change in reserve	300	97
Warranty costs incurred in the current period	(225)	(85)

Ending balance	$184	$113

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

The Company continued to maintain a full valuation allowance on its California, Oregon, and one of its Chinese subsidiaries deferred tax amounts as of September 25, 2015 totaling $3.2 million. Income tax positions must meet a more likely than not recognition threshold to be recognized. Income tax positions that previously failed to meet the more likely than not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of income as income tax expense. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on its results of operations and financial position. Management believes that it has adequately provided for any adjustments that may result from these examinations; however, the outcome of tax audits cannot be predicted with certainty.

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

Net Income per Share — Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options and restricted stock using the treasury stock method, except when such shares are anti-dilutive. See Note 8 to the Company’s Condensed Consolidated Financial Statements).

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

Stock-Based Compensation Expense

The Company maintains stock-based compensation plans which allow for the issuance of equity-based awards to executives, directors and certain employees. These equity-based awards include stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) which can be either time-based or performance-based. The Company also maintains an employee stock purchase plan that provides for the issuance of shares to all eligible employees of the Company at a discounted price.

Stock-based compensation expense includes compensation costs related to estimated fair values of stock options and awards granted. The estimated fair value of the Company’s equity-based awards, net of expected forfeitures, is amortized on a straightline basis over the awards’ vesting period, typically four years for stock options, three years for RSUs and one year for RSAs, and is adjusted for subsequent changes in estimated forfeitures related to all equity-based awards and performance as it relates to performance-based RSUs.

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

Stock Options

Stock option activity for the nine months ended September 25, 2015:

	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 26, 2014	853,551	$8.87	1.35	$1,798
Granted	—	—
Exercised	(339,303)	$6.48
Canceled	(197,600)	$11.18

Outstanding at September 25, 2015	316,648	$10.01	2.31	$234,133

Options exercisable at September 25, 2015	316,648	$10.01	2.31	$234,133

There were no options granted by the Company during either of the nine month periods ended September 25, 2015 and September 26, 2014. As of September 25, 2015, there was no stock-based compensation expense attributable to stock options as all outstanding options were fully vested.

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

During the quarter ended March 27, 2015, the Company granted 456,500 RSU’s, with a weighted average fair value of $8.68 per share, and granted 90,500 performance stock units with a weighted average fair value of $8.35 per share. During the quarter ended June 26, 2015, the Company granted 134,000 RSU’s, with a weighted average fair value of $6.53 per share. The Company granted 103,500 RSU’s with a weighted average fair value of $6.71 per share during the quarter ended September 25, 2015.

During the nine months ended September 25, 2015, 39,938 vested shares were withheld to satisfy withholding tax obligations, resulting in the net issuance of 337,443 shares. As of September 25, 2015, approximately $ 6.8 million of stock-based compensation cost, net of estimated forfeitures, related to RSU’s remains to be amortized over a weighted average period of 2.1 years. As of September 25, 2015, a total of 1,277,741 RSU’s remain outstanding with an aggregate fair value of $6.8 million and a weighted average remaining contractual term of 1.3 years.

Restricted Stock Awards — As of September 25, 2015, a total of 48,000 RSAs were outstanding. The total unamortized expense of the Company’s unvested restricted stock awards as of September 25, 2015, was $ 0.2 million.

The following table summarizes the Company’s RSU and RSA activity for the nine months September 25, 2015:

	Shares	Aggregate Fair Value (in thousands)
Unvested restricted stock units and restricted stock awards at December 26, 2014	1,078,279	$9,673
Granted	840,500
Vested	(424,381)
Forfeited	(216,657)

Unvested restricted stock units and restricted stock awards at September 25, 2015	1,277,741	$6,800

Vested and expected to vest restricted stock units and restricted stock awards at September 25, 2015	1,076,186	$5,686

The following table shows the Company’s stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three months ended		Nine months ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014

Cost of sales (1)	$304	$267	$908	$862
Research and development	658	100	1,247	245
Sales and marketing	49	119	150	334
General and administrative	103	671	302	1728

	1,114	1,157	2,607	3,169
Income tax benefit	(310)	(226)	(746)	(1,056)

Net stock-based compensation expense	$804	$931	$1,861	$2,113

(1)	Stock-based compensation expenses capitalized in inventory for the three and nine month periods ended September 25, 2015 and September 26, 2014 were considered immaterial.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (FASB) issued updated guidance on the accounting for purchase accounting adjustments determined during the measurement period (i.e. up to one year after the acquisition). The new guidance requires an acquirer to recognize such adjustments in the reporting period in which the adjustment amounts are determined. Previously, such adjustments were required to be recorded on a retrospective basis. The Company has elected to early adopt this guidance beginning in the third quarter 2015 on a prospective basis. The adoption of this guidance did not have a significant impact on the condensed consolidated financial statements.

In July 2015, the FASB issued authoritative guidance that requires inventory to be measured at the lower of cost and net realizable value instead of at lower of cost or market. This guidance does not apply to inventory that is measured using last-in, first out (LIFO) or the retail inventory method but applies to all other inventory including those measured using first-in, first-out (FIFO) or the average cost method. The authoritative guidance will be effective for the Company in the first quarter of fiscal 2018 and should be applied prospectively. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effect of this new guidance on the Company’s consolidated financial statements.

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

2. Financial Instruments

Cash Equivalents

The Company has an overnight sweep account invested in money market funds with maturities of less than 90 days from purchase and is thus classified as cash and cash equivalents on the Company’s balance sheet. These money market funds had a carrying value and fair value of $0.3 million at September 25, 2015 based on Level 1 inputs.

Derivative Financial Instruments

A subsidiary of the Company, Miconex, utilizes foreign currency forward contracts with a local financial institution to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company also uses certain interest rate derivative contracts to hedge interest rate exposures on existing floating rate debt. The Company classifies its foreign currency and interest rate derivative contracts primarily within Level 2 of the fair-value hierarchy discussed in Note 1of the Company’s Condensed Consolidated Financial Statements as the valuation inputs are based on quoted prices and market observable data of similar instruments.

Cash Flow Hedges

In September 2015, the Company entered into an interest rate swap with East West and City National banks with a notional amount of $20.0 million pursuant to which the Company pays the counterparty a fixed rate of 0.99% and receives interest at a variable rate equal to the LIBOR rate the Company is required to pay under its term loan, or 0.2%, as of September 25, 2015. This interest rate swap effectively locks in a fixed interest rate of 3.49% on $20.0 million of the $37.5 million term loan balance outstanding as of September 25, 2015, with a decreasing notional amount based on prorated quarterly principal payments over the remaining period of the term loan. Gains or losses on the effective portion of a cash flow hedge are reflected as a component of AOCI and subsequently recorded to interest income (expense) when the hedged transactions are realized. If the hedged transactions become probable of not occurring, the corresponding amounts in AOCI would be immediately reclassified to interest and other income, net. As of September 25, 2015, the effective portion of the Company’s cash flow hedge before tax effect was $0.1 million, of which $0.1 million is expected to be reclassified from AOCI into earnings within the next 12 months.

Non-Designated Derivatives

Miconex derivatives are not designated as hedging instruments and consist of: a) forward contracts that Miconex uses to hedge forecasted transactions that are denominated in currencies other than the local currency of Miconex, and b) an interest rate swap with a total notional amount of $0.5 million to convert the variable interest rates on Miconex debt to fixed interest rates. The Company recognizes gains and losses on these contracts, as well any related costs in interest and other income, net. The notional principal of foreign exchange contracts outstanding was $1.3 million as of September 25, 2015 and $0 as of December 26, 2014.

The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value (in thousands) as of September 25, 2015. There were no derivative instruments as of December 26, 2014.

		September 25, 2015
		Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments

	Balance Sheet Location			Total Fair Value

Derivative liabilities
Level 2
Foreign exchange contracts	Deferred rent and other liabilities	$—	$12	$12
Interest rate swap	Deferred rent and other liabilities	$91	$10	$101

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) is summarized below (in thousands):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Derivatives in Cash Flow Hedging Relationship
Interest rate swap	$87	$—	$87	$—

	Gains Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended		Nine Months Ended
	Income Statement Location	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Derivatives in Cash Flow Hedging Relationship
Interest rate swap	Interest and other income (expense), net	$4	$—	$4	$—

There were no gains (losses) recognized in income on derivatives that are excluded from the effectiveness testing and ineffective portion of the cash flow hedge for the three and nine months ended September 25, 2015 and September 26, 2014.

The effect of derivative instruments not designated as hedging instruments on income for the three and nine months ended September 25, 2015 and September 26, 2014 is immaterial to the financial statements.

3. Balance Sheet Information

Inventory consisted of the following (in thousands):

	September 25, 2015	December 26, 2014

Raw materials	$60,484	$45,294
Work in process	18,741	14,103
Finished goods	4,111	3,922

	83,336	63,319
Reserve for excess and obsolete	(7,772)	(6,469)

Total	$75,564	$56,850

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	September 25, 2015	December 26, 2014

Computer equipment and software	$10,989	$9,299
Furniture and fixtures	6,076	2,582
Machinery and equipment	15,467	10,774
Leasehold improvements	12,853	12,847

	45,385	35,502
Accumulated depreciation	(28,417)	(24,661)

Total	$16,968	$10,841

4. Acquisitions

Miconex

On July 31, 2015, the Company acquired 100.0% of the shareholding interest of Miconex, a limited liability company incorporated under the laws of the Czech Republic and a provider of advanced precision fabrication of plastics, primarily for the semiconductor industry. This acquisition is expected to expand the Company’s capabilities with existing customers. Pursuant to the purchase agreement, the Company paid $15.0 million in cash and issued 500,000 shares of the Company’s common stock. In addition, the former owners of Miconex are entitled to up to $4.0 million of potential cash “earn-out” payments over a two-year period following closing, based on Miconex’s achievement of specified performance targets based on EBIT (earnings before interest and taxes) pursuant to the provisions of the purchase agreement. The preliminary estimated acquisition price of Miconex for purposes of the Company’s preliminary purchase price allocation was determined to be $20.1 million, which includes the cash payment of $15.0 million, the stock consideration valued at $3.8 million, and the fair value of the potential earn-out payments of approximately $1.3 million.

The fair value of the common stock issued was determined based on the average of the high and low trading prices per share of the Company’s common stock on the acquisition date of approximately $7.64 per share. The fair value of the earn-out payments at the acquisition date was determined providing risk adjusted earnings projections using the Monte Carlo Simulation. These inputs are not observable in the market and thus represent a Level 3 measurement as discussed in Note 1 of the Company’s Condensed Consolidated Financial Statements. As of September 25, 2015, there were no significant changes in the fair value of the earn-out.

The Company preliminarily allocated the purchase price of Miconex to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the aggregate fair value was recorded as goodwill. Goodwill associated with this acquisition is primarily attributable to future technology, market presence and knowledgeable and experienced workforce. The fair value assigned to identifiable intangible assets acquired was determined using the income approach taking into account the Company’s consideration of a number of inputs, including an independent third party analysis that was based upon estimates and assumptions provided by the Company. These estimates and assumptions were determined through established and generally accepted valuation techniques.

The primary areas of the preliminary purchase price allocation yet to be finalized relate to the fair value of certain tangible assets and liabilities acquired, income and non-income based taxes and residual goodwill.

During the measurement period, which can be no more than one year from the date of acquisition, we expect to continue to obtain information to assist us in determining the final fair value of the net assets acquired at the acquisition date. The preliminary purchase price for this acquisition has been allocated as follows:

Fair Market Values (in thousands)
Cash and cash equivalents	$239
Accounts receivable	3,065
Inventories	6,198
Deferred tax assets	196
Prepaid expenses and other	214
Equipment and leasehold improvements	428
Goodwill	10,197
Purchased intangible assets	8,800

Total assets acquired	29,337
Bank borrowings	(3,027)
Accounts payable	(3,509)
Accrued compensation and related benefits	(432)
Other current liabilities	(576)
Deferred tax liability	(1,672)
Other liabilities	(24)

Total liabilities assumed	(9,240)

Purchase price allocated	$20,097

	Useful Life	Purchased
		Intangible Assets
	(In years)	(In thousands)
Customer relationships	7.5	$8,800

Goodwill is not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Although goodwill is not amortized for financial accounting purposes, it is amortized in its entirety for tax purposes over fifteen years.

The results of operations for the Company for the three and nine month periods ended September 25, 2015 include two months of operating activity for Miconex. For the three and nine months ended September 25, 2015, net sales of approximately $5.2 million and operating income of approximately $0.4 million attributable to Miconex were included in the consolidated results of operations. For the three and nine months ended September 25, 2015, results of operations included charges of $0.2 million attributable to amortization of purchased intangible assets and $0.4 million of deal costs associated with the acquisition. Deal costs are included in general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations.

Marchi

On February 5, 2015, the Company acquired 100.0% of the shareholding interest of Marchi, a designer and manufacturer of specialty thermocouples, heaters and temperature controllers, for approximately $29.9 million in cash and 1,437,500 shares of newly issued common stock for a total purchase price of approximately $43.7 million. In addition, the Company incurred approximately $0.2 million of costs related to the acquisition. The Company completed this acquisition primarily in order to expand its capabilities with existing customers and to bring the Company closer to the customer in the design stage of new products and next generation equipment. The Company financed the cash portion of the acquisition by borrowing a total of $29.7 million under a new Credit Agreement. See further discussion of the borrowing arrangements in Note 6 to the Company’s Condensed Consolidated Financial Statements.

The Company allocated the preliminary purchase price of Marchi to the tangible assets, liabilities and identifiable intangible assets acquired, based on their estimated fair values. The excess of purchase price over the aggregate fair value was recorded as goodwill. Goodwill associated with the Marchi acquisition is primarily attributable to the future technology, market presence and knowledgeable and experienced workforce. The fair value assigned to identifiable intangible assets acquired was determined using the income approach taking into account the Company’s consideration of a number of inputs, including an independent third party analysis that was based upon estimates and assumptions provided by the Company. These estimates and assumptions were determined through established and generally accepted valuation techniques. The estimated fair value of the tangible and intangible assets acquired was allocated at Marchi’s acquisition date. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of inventory, non-income based taxes and residual goodwill.

During the measurement period, which can be no more than one year from the date of acquisition, we expect to continue to obtain information to assist us in determining the final fair value of the net assets acquired at the acquisition. The preliminary purchase price for this acquisition has been allocated as follows:

Fair Market Values (in thousands)
Inventories	$1,297
Equipment and leasehold improvements	767
Goodwill	18,380
Purchased intangible assets	23,370
Other non-current assets	26

Total assets acquired	43,840
Other liabilities	(100)

Total liabilities assumed	(100)

Purchase price allocated	$43,740

	Useful Life	Purchased
		Intangible Assets
	(In years)	(In thousands)
Customer relationships	10	$9,900
Trade name	6	1,170
Intellectual properties/know-how	8-12	12,300

Total purchased intangible assets		$23,370

The results of operations for the Company for the nine month period ended September 25, 2015 include eight full months of operating activity for Marchi. For the three and nine months ended September 25, 2015, net sales of approximately $3.9 million and $10.1 million, respectively and operating income of approximately $1.7 million and $4.4 million, respectively attributable to Marchi were included in the consolidated results of operations. For the three and nine months ended September 25, 2015, results of operations included charges of $0.7 million and $1.7 million, respectively, attributable to amortization of purchased intangible assets and $0.2 million of deal costs associated with the acquisition. Deal costs are included in general and administrative expenses in the Company’s consolidated results of operations. The following unaudited pro forma consolidated results of operations assume the Marchi and Miconex acquisitions were completed as of the beginning of the year of the reporting periods presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014

Net sales	$127,348	$126,857	$386,889	$428,703
Net income	$1,560	$(4,301)	$6,049	$11,414
Basic earnings per share	$0.05	$(0.14)	$0.19	$0.37
Diluted earnings per share	$0.05	$(0.14)	$0.19	$0.36

The unaudited pro forma results above include adjustments related to the purchase price allocation and financing of the Marchi and Miconex acquisitions, primarily to increase amortization for the identifiable intangible assets, to increase interest expense for the additional debt incurred to complete the acquisition of Marchi, to reflect the related income tax effect of the pro forma adjustments and to adjust weighted shares issued as part of the acquisitions. The unaudited pro forma results for the three and nine months ended September 25, 2015 include acquisitions related costs of $0.6 million which are not expected to occur in future quarters. The unaudited pro forma condensed combined financial information has been prepared by management for illustrative purposes only and are not necessarily indicative of the condensed consolidated financial position or results of income in future periods or the results that actually would have been realized had UCT, Marchi and Miconex been a combined company during the specified periods. The unaudited pro forma condensed combined financial information does not reflect any operating efficiencies and/or cost savings that we may achieve with respect to the combined companies, or any liabilities that may result from integration activities.

5. Goodwill and Purchased Intangible Assets

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

Details of goodwill and other intangible assets were as follows (in thousands):

	September 25, 2015			December 26, 2014
	Goodwill	Intangible Assets	Total	Goodwill	Intangible Assets	Total

Carrying amount	$84,495	$44,952	$129,447	$55,918	$16,824	$72,742

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

Details of purchased intangible assets were as follows (in thousands):

	As of September 25, 2015			As of December 26, 2014
	Gross			Gross
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	Amount	Amortization	Value	(in years)
AIT
Customer relationships	$19,000	$(14,726)	$4,274	$19,000	$(13,011)	$5,989	7
Tradename	1,900	(1,304)	596	1,900	(1,081)	819	6
Intellectual property/know-how	1,600	(743)	857	1,600	(571)	1,029	7
Marchi
Customer relationships	9,900	(660)	9,240	—	—	—	10
Tradename	1,170	(158)	1,012	—	—	—	6
Intellectual property/know-how	12,300	(919)	11,381	—	—	—	8-12
Miconex
Customer relationships	8,800	(195)	8,605	—	—	—	7.5
UCT
Tradename	8,987	—	8,987	8,987	—	8,987	*

Total	$63,657	$(18,705)	$44,952	$31,487	$(14,663)	$16,824

*	The Company concluded that the UCT tradename intangible asset life is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The Company amortizes its tradenames for AIT and Marchi and customer relationships intangible asset for AIT using an accelerated method over the estimated economic life of the assets, ranging from 6 to 7 years. The Company amortizes its intellectual property/know-how and customer relationships intangible assets for Marchi and Miconex on a straight-line basis with an estimated economic life of the assets ranging from 7 to 12 years. Amortization expense was approximately $1.6 million and $1.2 million for the three months ended September 25, 2015 and September 26, 2014, respectively and $4.0 million and $3.7 million for the nine months ended September 25, 2015 and September 26, 2014, respectively. Amortization expense is charged to general and administrative. As of September 25, 2015, future estimated amortization expense is expected to be as follows (in thousands):

Amortization
Expense
2015 (remaining in year)	$1,648
2016	6,062
2017	5,142
2018	4,582
2019	4,210
Thereafter	14,321

Total	$35,965

6. Borrowing Arrangements

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

On February 2, 2015, the Company entered into a new credit agreement (the “Credit Agreement”) by and among the Company, certain of its subsidiaries and East West Bank and City National Bank (collectively, the “Lenders”). The new credit agreement was amended on April 3, 2015 (as amended, the “Credit Agreement”) to modify certain terms of the agreement. The Credit Agreement provides for a term loan in an aggregate principal amount of $40.0 million (the “New Term Loan”) and a revolving credit facility in an aggregate principal amount of $40.0 million (the “New Revolving Credit Facility”), a letter of credit facility in the aggregate availability amount of $20.0 million (as a sublimit of such New Revolving Credit Facility) (the “L/C Facility”) and a swingline sub-facility in the aggregate availability amount of $5.0 million (as a sublimit of the New Revolving Credit Facility) (together with the Term Loan, the Revolving Credit Facility and the L/C Facility, the “Senior Secured Credit Facility”).

On February 2, 2015, the Company borrowed an aggregate of $40.0 million under the New Term Loan and approximately $6.5 million under the New Revolving Credit Facility. The borrowed funds were used to repay the outstanding balance to Silicon Valley Bank as lender under our prior Loan Agreement. The prior Loan Agreement was terminated in connection with this transaction and, as a result, the outstanding balance of the revolver of $31.3 million was classified as long-term debt as of December 26, 2014 in accordance with the terms of the new debt agreement. In addition, the Company expensed the unamortized debt issuance costs of approximately $0.7 million in the first quarter of 2015. On February 5, 2015, in order to finance the acquisition of Marchi, the Company borrowed $29.7 million under the New Revolving Credit Facility.

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

As of September 25, 2015, the interest rates on the outstanding New Term Loan and New Revolving Credit facility were 2.70% (2.5% fixed and 0.2% variable based on LIBOR) and 3.0% fixed, respectively. In order to manage interest rate risk on the variable component of the New Term Loan the Company entered into an interest rate swap with the Lenders in September 2015 with a total notional amount of $20.0 million pursuant to which the Company pays the counterparty a fixed rate of 0.99% and receives interest at a variable rate equal to the LIBOR rate the Company is required to pay under its New Term Loan, or 0.2%, as of September 25, 2015. This interest rate swap effectively locks in a fixed interest rate of 3.49% on $20.0 million of the $37.5 million term loan balance outstanding as of September 25, 2015, with a decreasing notional amount based on prorated quarterly principal payments over the remaining period of the term loan.

The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00 starting with the end of the first quarter of fiscal 2015 and a consolidated leverage ratio (as defined in the Credit Agreement) no greater than 3.5 to 1.00 starting with the end of the first quarter of fiscal 2015. The Credit Agreement also includes other customary affirmative and negative covenants. The Company was in compliance with all covenants for the quarter ended September 25, 2015.

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

The fair value of the Company’s long term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The fair value of the Company’s outstanding borrowings under the Company’s revolving credit facility was based on Level 2 inputs, and fair value was determined using inputs other than quoted prices that are observable, specifically, discounted cash flows of expected payments at current borrowing rates. The Company’s carrying value approximates fair value for the Company’s long term debt and revolving credit facility.

As of September 25, 2015, the outstanding amounts under the Company’s New Term Loan and New Revolving Credit Facility were $37.5 million and $36.2 million, respectively, which are gross of unamortized debt issuance costs of $0.5 million for a total of $73.2 million. In addition to the New Term Loan and New Revolving loan, the Company has $3.7 million of bank debt from the acquired company, Miconex, with interest rates ranges from 1.3% to 10.5% and due dates from 2015 to 2020. As of September 25, 2015, our total bank debt was $76.9 million.

7. Income Tax

The Company’s income tax provision and effective tax rate for the three and nine month periods ended September 25, 2015 were $ 0.6 million and 27.8% and $2.0 million and 28.6%, respectively compared to $0.9 million and 19.6% and $3.9 million and 33.3%, respectively for the three and nine month periods ended September 26, 2014. The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results, as well as the impact of losses which have a full valuation allowance for the three and nine month periods ended September 25, 2015 compared to the three and nine month periods ended September 26, 2014. Our effective tax rates were lower than the statutory rates for the first nine months of 2015 and 2014 primarily due to the geographic distribution of our world-wide earnings in foreign jurisdictions with lower tax rates or tax holidays, such as the tax holiday we are currently enjoying in Singapore.

Company management continuously evaluates the need for a valuation allowance and as of September 25, 2015, concluded that a full valuation allowance on its California, Oregon, and one of its Chinese subsidiaries was still appropriate.

The Company earns a significant amount of its operating income outside the United States, which is deemed to be indefinitely reinvested in foreign jurisdictions. As a result, most of the Company’s cash and cash equivalents are held by foreign subsidiaries. The Company currently does not intend nor foresee a need to repatriate these funds to the U.S. The Company expects existing domestic cash and cash flows from operations to continue to be sufficient to fund its domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If the Company should require more capital in the U.S. than is generated by its domestic operations, for example to fund significant discretionary activities such as business acquisitions, the Company could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or dilution of our earnings. The Company has borrowed funds domestically and continues to believe it has the ability to do so at reasonable interest rates. The Company does not provide for U.S. taxes on its undistributed earnings of foreign subsidiaries that it intends to invest indefinitely outside the U.S., unless such taxes are otherwise required under U.S. tax law. In 2014, the Company determined that a portion of the current year earnings of one of its China subsidiaries may be remitted in the future to one of its foreign subsidiaries outside of mainland China and, accordingly, the Company provided for the related withholding taxes in its consolidated financial statements. If the Company changes its intent to reinvest its undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previous anticipated remaining unremitted foreign earnings, the Company could be required to accrue or pay U.S. taxes on some or all of these undistributed earnings. As of September 25, 2015, the Company had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $64.5 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	Nine months ended
	September 25,	September 26,
	2015	2014
Balance as of the beginning of period	$356	$165
Increase (decrease) related to current year tax positions	(26)	180

Balance as of the end of period	$330	$345

The Company’s gross liability for unrecognized tax benefits as of September 25, 2015 and December 26, 2014 was $0.3 million and $0.3 million, respectively. Increases or decreases to interest and penalties on uncertain tax positions are included in the income tax provision in the condensed consolidated statements of operations. Interest related to uncertain tax positions was immaterial for each of the three and six month periods ended September 25, 2015 and September 26, 2014. Although it is possible some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

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

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company’s 2012 through 2014 federal income tax returns are open to audit through the statute of limitations by the Internal Revenue Service. The Company’s 2010 through 2014 state income tax returns are open to audit by the California Franchise Tax Board. The Company is also subject to examination in various other jurisdictions for various periods.

The Company is currently enjoying a zero rate tax holiday related to its Singapore subsidiary that will expire for tax years beginning January 2016. This tax rate is subject to achieving certain commitments agreed to with the Economic Development Board of Singapore including investment and employment thresholds. The Company’s Singapore subsidiary recorded a net profit of $1.7 million and $6.2 million for the three and nine month periods ended September 25, 2015, respectively.

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

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share data):

	Three months ended		Nine months ended
	September 25,	September 26,	September 25,	September 26,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$1,676	$(5,262)	$5,056	$7,825
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	31,993	29,477	31,359	29,242
Shares used in computation — diluted:
Shares used in computing basic net income per share	31,993	29,477	31,359	29,242
Dilutive effect of common shares outstanding subject to repurchase	110	—	222	261
Dilutive effect of options outstanding	52	—	72	409

Weighted average shares used in computing diluted net income per share	32,155	29,477	31,653	29,912

Net income (loss) per share — basic	$0.05	$(0.18)	$0.16	$0.27
Net income (loss) per share — diluted	$0.05	$(0.18)	$0.16	$0.26

The Company had securities outstanding which could potentially dilute basic net income per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income per share, as their effect would have been anti-dilutive. Such outstanding securities consisted of 204,154 and 281,507 stock options for the three and nine month periods ended September 25, 2015, respectively. For the three months period ended September 26, 2014, all potentially dilutive securities outstanding were considered anti-dilutive, and therefore the calculation of basic and diluted net loss per share was the same and 268,706 stock options for the nine months period ended September 26, 2014 was excluded as their effect would have been anti-dilutive.

9. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $36.5 million at September 25, 2015.

The Company leases properties domestically in Hayward, California; Austin, Texas, Pflugerville, Texas; Chandler, Arizona; and South San Francisco, California and internationally in China, Singapore, Philippines and Czech Republic. The Company leases certain of its facilities under non-cancelable leases, which expire on various dates through 2022.

As of September 25, 2015, future minimum payments under these operating leases were as follows (in thousands):

Fiscal Year
2015 (remaining in year)	$1,687
2016	6,136
2017	5,662
2018	4,479
2019	3,276
Thereafter	8,715

Total minimum lease payments	$29,955

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

10. Segment and Geographic Information

The Company operates in one operating and reportable segment as the nature of the Company’s products and production processes, as well as type of customers and distribution methods, is consistent among all of the Company’s products and is engaged in the development, manufacture and supply of critical subsystems for the semiconductor capital equipment, consumer, medical, energy, industrial, flat panel and research industries. The Company’s foreign operations are conducted primarily through its wholly-owned subsidiaries in China, Singapore and Czech Republic. The Company’s principal markets include North America, Asia and Europe. Sales by geographic area represent sales to unaffiliated customers and are based upon the location to which the products were shipped. The following table sets forth revenue by geographic area (in thousands):

	Three months ended		Nine months ended
	September 25,	September 26,	September 25,	September 26,
	2015	2014	2015	2014
United States	$82,708	$82,310	$252,138	$282,336
China	1,017	16,035	18,267	52,461
Singapore	29,952	13,277	77,354	43,942
Austria	5,059	—	5,059	—
Other	4,080	5,419	12,865	15,203

	$122,816	$117,041	$365,683	$393,942

At September 25, 2015, approximately $9.8 million and $0.5 million of the Company’s net long-lived assets were located in Asia and Czech Republic, respectively, and the remaining balances were located in the United States. At September 26, 2014, approximately $3.9 million of the Company’s net long-lived assets were located in Asia, and the remaining balances were located in the United States.

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

With our acquisition of Marchi Thermal Systems, Inc. (“Marchi”) on February 5, 2015, we expanded our capabilities to include the design and manufacture of application-specific thermal solutions to solve semiconductor equipment customers’ temperature management challenges. The acquisition of Marchi further expanded our footprint with our pre-existing customers and brings us closer to the customer in the design stage of new products and next generation equipment. Further, with our acquisition of MICONEX s.r.o. (“Miconex”) on July 31, 2015, we further expanded our capabilities to include manufacturing services in advanced precision milling and welding of plastics for the semiconductor industry.

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

We ship the majority of our products to U.S. registered customers with locations both in and outside the U.S. In addition to U.S. manufacturing, we manufacture products in our Asian and Czech Republic facilities to support local and U.S. based customers. We conduct our operating activities primarily through our wholly owned subsidiaries, Ultra Clean Technology Systems and Service, Inc., AIT LLC, Ultra Clean Technology (Shanghai) Co., Ltd., Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd., Ultra Clean Asia Pacific, Pte Ltd. (Singapore), Marchi and Miconex.

In February 2015, we reached an agreement with Intuitive Surgical (ISI) on the insourcing of manufacturing for their next generation robot, the da Vinci® Xi™ Patient Side Cart. We will continue to manufacture previous generation robots and also assist with machined components and spare parts for current and future ISI production. This was a mutual decision driven by ISI’s manufacturing needs at the time and our desire to adhere to our targeted gross margin profile. This change resulted in a decrease in sales of approximately $7.7 million and $18.7 million for the three and nine months ended September 25, 2015, respectively, when compared to the same periods of the previous year. Included in our sales for the first nine months of fiscal 2015 is a payment of $1.0 million we received from ISI as compensation for this arrangement.

Financial Highlights

Sales for the three months ended September 25, 2015, were $122.8 million, an increase of $5.8 million, or 4.9%, from the comparable quarter of 2014. Gross profit for the three months ended September 25, 2015 increased $8.6 million to $18.9 million, or 15.4% of sales, from $10.3 million, or 8.8% of sales, for the three months ended September 26, 2014. Total operating expenses for the three months ended September 25, 2015, were $15.9 million, or 12.9% of sales, compared to $14.3 million, or 12.2% of sales, for the three months ended September 26, 2014. We had net income of $1.7 million for the three months ended September 25, 2015, compared to net loss of $5.3 million for the three months ended September 25, 2014.

Sales for the nine months ended September 25, 2015, were $365.7 million, a decrease of $28.3 million, or 7.2%, from the comparable period of 2014. Gross profit for the nine months ended September 25, 2015 increased $2.9 million to $57.7 million, or 15.8 % of sales, from $54.8 million, or 13.9 % of sales, during the comparable period of 2014. Total operating expenses for the nine months ended September 25, 2015, were $48.5 million, or 13.2% of sales, compared to $41.5 million, or 10.5% of sales, for the nine months ended September 26, 2014. We earned net income of $5.1 million for the nine months ended September 25, 2015 as compared to $7.8 million for the nine months ended September 26, 2014.

We had significant sales to two customers for the three and nine months ended September 25, 2015, for which each customer accounted for 10% or more of total sales. For further discussion, see Note 1. Organization and Significant Accounting Policies — Significant Sales to Customers in Notes to Condensed Consolidated Financial Statements above.

Results of Operations

For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in our quarterly report.

	Three months ended		Nine months ended
	September 25,	September 26,	September 25,	September 26,
	2015	2014	2015	2014
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	84.6%	91.2%	84.2%	86.1%

Gross profit	15.4%	8.8%	15.8%	13.9%
Operating expenses:
Research and development	1.9%	1.6%	2.0%	1.4%
Sales and marketing	2.3%	2.1%	2.3%	1.9%
General and administrative	8.7%	8.5%	8.9%	7.2%

Total operating expenses	12.9%	12.2%	13.2%	10.5%

Income from operations	2.5%	(3.4)%	2.6%	3.4%
Interest and other income (expense), net	(0.6)%	(0.4)%	(0.6)%	(0.4)%

Income before provision for income taxes	1.9%	(3.8)%	2.0%	3.0%
Income tax provision	0.5%	0.7%	0.6%	1.0%

Net income	1.4%	(4.5)%	1.4%	2.0%

Sales

Sales for the three months ended September 25, 2015, were $122.8 million, an increase of $5.8 million, or 4.9%, from $117.0 million in the comparable quarter of 2014. The increase in overall sales in the third quarter of 2015 compared to the third quarter of 2014 is primarily due to an increase in demand from semiconductor customers where sales increased $16.3 million (which includes sales generated from Marchi and Miconex, which we acquired in 2015). The increase in semiconductor sales were offset by a decrease in non-semiconductor sales of $10.5 million, primarily due to the bankruptcy of GTAT in October of 2014 and to a decrease in the volume of products shipped to ISI in the third quarter of 2015 when compared to the same quarter in 2014.

On a geographic basis, sales in the U.S. decreased by $2.0 million to $79.1 million, or 64.4% of sales, for the three months ended September 25, 2015 as compared to $81.1 million, or 69.3% of sales for the same period of 2014. Foreign sales increased by $7.7 million to $43.7 million, or 35.6% of sales, for the three months ended September 25, 2015 as compared to $36.0 million, or 30.7% of sales, for the same period of 2014.

We expect sales to be lower in the fourth quarter of fiscal 2015 as compared to the third quarter of fiscal 2015 due to decreasing overall semiconductor customer demand.

Sales for the nine months ended September 25, 2015, were $365.7 million, a decrease of $28.2 million, or 7.2%, from $393.9 million in the comparable period of 2014. The decrease in sales for the nine months ended September 25, 2015, includes a decrease of $43.3 million in non-semiconductor sales attributable in part to the GTAT bankruptcy and in part to ISI’s insourcing the manufacturing of its products in the first quarter of 2015. The decrease in non-semiconductor sales was offset by an increase in semiconductor sales of $15.0 due primarily to the acquisitions of Marchi and Miconex.

On a geographic basis, sales in the U.S. decreased $33.7 million to $243.8 million, or 66.7% of sales, for the nine months ended September 25, 2015 as compared to $277.5 million, or 70.5% of sales for the same period of 2014. Foreign sales increased by $5.5 million to $121.9 million, or 33.3% of sales, for the nine months ended September 25, 2015 as compared to $116.4 million, or 29.5% of sales, for the same period of 2014.

Gross Profit

Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold.

Gross profit for the three months ended September 25, 2015 increased $8.6 million to $18.9 million, or 15.4% of sales, from $10.3 million, or 8.8% of sales, for the three months ended September 26, 2014. The increase in gross profit and gross margin in the third quarter of 2015 is due in part to the bankruptcy of GTAT, which resulted in a charge to cost of goods sold of $4.6 million, reducing gross profit in the third quarter of 2014, and to the acquisitions of Marchi and Miconex in 2015.

Gross profit for the nine months ended September 25, 2015, increased $2.9 million to $57.7 million, or 15.8% of sales, from $54.8 million, or 13.9% of sales, for the nine months ended September 26, 2014. The increase in gross profit and gross margin when comparing the nine month period ended September 25, 2015 with the same period in 2014 is primarily due to the acquisitions of Marchi and Miconex and to the bankruptcy of GTAT in the third quarter of fiscal 2014.

We expect gross profit to be lower in the fourth quarter of 2015 compared to the third quarter of 2015 due to lower expected sales.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the three months ended September 25, 2015 increased $0.5 million, or 30.2%, to $2.3 million, or 1.9% of sales, compared to $1.8 million, or 1.6% of sales in the comparable period in 2014. Research and development expense for the nine months ended September 25, 2015 increased $1.9 million, or 36.3%, to $7.3 million, or 2.0% of sales, compared to $5.4 million, or 1.4% of sales in the comparable period in 2014. The increases in absolute dollars for research and development expenses when comparing the three and nine month period ended September 25, 2015 with the comparable periods in 2014 was due primarily to the inclusion of Miconex and Marchi’s research and development activities in 2015.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the three months ended September 25, 2015 increased $0.3 million, or 14.1%, to $2.8 million, or 2.3% of sales, compared to $2.5 million, or 2.1% of sales, in the comparable period of 2014. Sales and marketing expenses for the nine months ended September 25, 2015, increased $0.7 million to $8.4 million, or 2.3% of sales, compared to $7.7 million, or 1.9% of sales in the comparable period of 2014. The increase in sales and marketing expense for the three and nine month periods ended September 25, 2015 compared to the same periods in the prior year is primarily due to an increase in headcount and related payroll expense with some of this increase due to the inclusion of Marchi sales and marketing activities in 2015.

General and Administrative Expense

Our general and administrative expense has historically consisted primarily of salaries and overhead associated with our administrative staff, professional fees and amortization of our intangible assets. General and administrative expense increased approximately $0.7 million, or 7.0%, for the three months ended September 25, 2015, to $10.7 million, or 8.7% of sales, compared with $10.0 million, or 8.5% of sales, in the comparable period of 2014. General and administrative expense increased approximately $4.3 million, or 15.2%, for the nine months ended September 25, 2015, to $32.7 million, or 8.9% of sales, compared with $28.4 million, or 7.2% of sales, in the comparable period of 2014. The increase in absolute dollars when comparing the three months ended September 25, 2015 with the comparable period in 2014 is primarily due to higher headcount and related compensation expense of $0.3 million due to the acquisitions of Miconex and Marchi and higher amortization of finite-lived intangibles obtained in conjunction with the acquisitions of Miconex and Marchi of $0.8 million, offset by a decrease in the accelerated-based amortization of finite-lived intangibles of $0.5 million obtained in conjunction with the acquisition of AIT. The increase in absolute dollars when comparing the nine months ended September 25, 2015 with the comparable period in 2014 is primarily due to a $2.4 million payment to our former CEO in the first quarter of 2015 upon his retirement, $0.7 million of one-time costs related to the acquisitions of Marchi and Miconex, $1.9 million amortization of finite-lived intangibles acquired in 2015, offset by a decrease of $0.9 million in share-based compensation expense due to the cancellation of the unvested restricted stock units of our former CEO upon his retirement on January 19, 2015.

Interest and Other Income (Expense), net

Interest and other income (expense), net, for the three and nine months ended September 25, 2015, was $(0.8) million and $(2.1) million compared to $(0.4) million and $(1.5) million in the comparable period of 2014. The increase in net expense for the three and nine months period ended September 25, 2015 compared to the same period in the prior year is primarily due to the increase in interest expense resulting from a higher average debt balance during the period.

Income Tax Provision

Our tax expense and effective tax rate for the three months ended September 25, 2015 and September 26, 2014 were $0.6 million and 27.84%, and $0.9 million and 19.6%, respectively. Our tax expense and effective tax rate for the nine months ended September 25, 2015 and September 26, 2014 were $2.0 million and 28.6%, and $3.9 million and 33.3%, respectively. The change in respective rates reflects for the three and nine month periods ended September 25, 2015 compared to the three and nine month periods ended September 26, 2014, primarily, changes in the geographic mix of worldwide earnings and financial results, as well as the impact of losses in one of our China subsidiaries for which we maintain a full valuation allowance.

Company management continuously evaluates the need for a valuation allowance on its deferred tax assets and, as of September 25, 2015, concluded that a full valuation allowance on its California, Oregon, and one of its Chinese subsidiaries was still appropriate.

For the three and nine months ended September 25, 2015, we determined that a portion of the current year earnings of one of our China subsidiaries will be remitted in the future to one of our foreign subsidiaries outside of mainland China and, accordingly, we provided for the related foreign withholding taxes in our condensed consolidated financial statements. No provision for U.S. taxes has been provided with respect to these unremitted earnings. If we change our intent to reinvest our undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previously anticipated remaining unremitted foreign earnings, we could be required to accrue or pay U.S. taxes on some or all of these undistributed earnings.

Liquidity and Capital Resources

We have required capital principally to fund our acquisitions and working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of September 25, 2015, we had cash of $59.8 million compared to $79.0 million as of December 26, 2014. Our cash and cash equivalents, cash generated from operations and amounts available under our revolving line of credit described below were our principal source of liquidity as of September 25, 2015.

For the nine months ended September 25, 2015, we generated cash from operating activities of $4.4 million compared to cash provided from operating activities of $24.2 million for the comparable period of 2014. Operating cash flows in the nine months ended September 25, 2015, included $11.7 million of non-cash activity comprised of depreciation, amortization of intangibles, stock compensation expense and amortization of debt issuance costs. Cash generated from operating activities included a decrease in accounts receivable of $7.4 million and increases in accrued compensation and related benefits and other liabilities of $0.1 million and $1.7 million, respectively, offset by increases in inventory, prepaids and other current assets and deferred income tax assets of $11.1 million, $1.3 million, and $0.2 million, respectively and decreases in accounts payable and income taxes payable of $8.2 million and $0.8 million, respectively. The increase in inventory includes $7.5 million related to the acquisitions of Miconex and Marchi. Our cash flows from operations in any given period are largely driven by the timing of sales, the collection of accounts receivable and the payment of accounts payable.

Net cash used in investing activities for the nine months ended September 25, 2015 was approximately $49.7 million and consisted of cash paid in connection with the acquisition of Marchi and Miconex of $29.7 million and $15.0 million, respectively, and capital expenditures of $5.2 million primarily attributable to the expansion of our Singapore facility, offset by Miconex cash acquired of $0.2 million.

Net cash provided from financing activities for the nine months ended September 25, 2015 was $26.0 million compared to net cash used of $7.5 million for the comparable period of 2014. For the nine months ended September 25, 2015, our net cash provided from financing activities was due primarily to the cash proceeds from bank borrowings of $77.0 million and the net proceeds from the issuance of common stock related to our employee stock plans of $1.2 million. These increases were offset primarily by the principal payments on borrowings of $51.5 million and payment of $0.6 million of debt issuance costs related to the credit facility described below.

We anticipate that our existing cash balance and operating cash flow will be sufficient to service our indebtedness and meet our working capital requirements and technology development projects for at least the next twelve months. The adequacy of these resources to meet our liquidity needs beyond that period will depend on our growth, the state of the global economy, our ability to meet our financial covenants under our credit facility, the cyclical expansion or contraction of the semiconductor capital equipment industry and the other industries we serve. As of September 25, 2015, approximately $47.4 million of non-U.S. cash and cash equivalents held by foreign subsidiaries may be subject to U.S. taxes if repatriated for U.S. operations. Of this amount, we intend to permanently reinvest all of these funds outside of the U.S. and we do not plan to repatriate these funds. The Company used its Asia cash and cash equivalents to finance the cash portion of the acquisition of Miconex on July 31, 2015.

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

On February 2, 2015, we borrowed an aggregate of $40.0 million under the New Term Loan and approximately $6.5 million under the New Revolving Credit Facility. The borrowed funds were used to repay the outstanding balance to Silicon Valley Bank as lender under our prior Loan Agreement. The prior Loan Agreement was terminated in connection with this transaction and, as a result, the outstanding balance of the revolver of $31.3 million was classified as long-term debt as of December 26, 2014 in accordance with the terms of the new debt agreement. In addition, we expensed the unamortized debt issuance costs of approximately $0.7 million in the first quarter of 2015. On February 5, 2015, in order to finance the cash portion of the acquisition of Marchi, we borrowed an additional $29.7 million under the New Revolving Credit Facility.

The New Term Loan must be repaid in consecutive quarterly installments of $1.25 million for the first four installments and $2.9 million for the remaining twelve installments, with the first payment made on March 31, 2015, and with the balance of the outstanding principal amount of the New Term Loan due at the final maturity, which is February 2, 2019. The New Revolving Credit Facility is available for the four-year period beginning on February 2015. The Credit Agreement includes customary representations, warranties, covenants and events of default. We have agreed to secure all of their obligations under the Credit Agreement by granting a first priority lien in substantially all of their respective personal property assets (subject to certain exceptions and limitations).

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

As of September 25, 2015, the interest rates on the outstanding new Term Loan and new Revolving Credit facility were 2.70% (2.5% fixed and 0.2% variable based on LIBOR) and 3.0% fixed, respectively. In order to manage interest rate risk on the variable component of the New Term Loan we entered into an interest rate swap with the Lenders in September 2015 with a total notional amount of $20.0 million pursuant to which we pay the counterparty a fixed rate of 0.99% and receive interest at a variable rate equal to the LIBOR rate we are required to pay under our New Term Loan, or 0.2%, as of September 25, 2015. This interest rate swap effectively locks in a fixed interest rate of 3.49% on $20.0 million of the $37.5 million term loan balance outstanding as of September 25, 2015, with a decreasing notional amount based on prorated quarterly principal payments over the remaining period of the term loan.

The Credit Agreement requires us to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00 starting with the end of the first quarter of fiscal 2015 and a consolidated leverage ratio (as defined in the Credit Agreement) no greater than 3.5 to 1.00 starting with the end of the first quarter of fiscal 2015. The Credit Agreement also includes other customary affirmative and negative covenants. We are in compliance with all covenants for the quarter ended September 25, 2015.

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

As of September 25, 2015, we have outstanding amounts under the New Term Loan and New Revolving Credit Facility of $37.5 million and $36.2 million, respectively, which are gross of unamortized debt issuance costs of $0.5 million, for a total of $73.2 million. In addition to the New Term Loan and New Revolving loan, we have $3.7 million of bank debt from the acquired company, Miconex, with interest rates ranges from 1.3% to 10.5% and due dates from 2015 to 2020. As of September 25, 2015, our total outstanding debt was $76.9 million.

Capital Expenditures

Capital expenditures were $8.4 million in the nine months ended September 25, 2015. The Company’s anticipated capital expenditures for the remainder of 2015 are expected to be financed through cash from operations.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relations with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Other than operating leases for certain equipment and real estate and purchase order commitments primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the arrangements described under “Borrowing Arrangements” above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of September 25, 2015 (in thousands):

	Remainder of 2015	2016	2017	2018	2019	2020 and Thereafter	Total
Operating leases (1)	$1,687	$6,136	$5,662	$4,479	$3,276	$8,715	$29,955
Borrowing arrangements (2)	5,572	11,843	11,820	11,820	36,342	35	77,432
PO commitments	36,491	—	—	—	—	—	36,491

Total	$43,750	$17,979	$17,482	$16,299	$39,618	$8,750	$143,878

(1)	Operating lease obligations reflects (a) the lease for our headquarters facility in Hayward, California that expires in 2022; (b) the leases for manufacturing facilities in South San Francisco that expire in 2018; (c) the leases for manufacturing facilities in China, Singapore and the Philippines that expire in 2015 thru 2016; (d) the lease for a manufacturing facility in Singapore that expires in 2017; (e) the leases for manufacturing facilities in Austin, Texas that expire in 2016; (f) the leases for manufacturing facilities in Chandler, Arizona that expire in 2017; (g) the leases for manufacturing facilities in Pflugerville, Texas that expire in 2018; and (h) the leases for our manufacturing facilities in the Czech Republic that expires in 2018. We have options to renew certain of the leases in South San Francisco, Hayward, Austin, Singapore and the in Czech Republic which we expect to exercise.
(2)	Amounts reflect obligations under our New Revolving Credit Facility gross of $0.5 million of unamortized debt issuance costs, under which $38.7 million is outstanding under the New Term Loan and approximately $36.2 million under the New Revolving Credit Facility as of September 25, 2015 and of our bank debt of $3.7 million held by our newly acquired company, Miconex.

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

Foreign Exchange Rates

Currently, a significant majority of our sales and arrangements with third-party suppliers provide for pricing and payment in US dollars, which are not subject to material exchange rate fluctuations. Increases in the value of the U.S. dollar relative to other currencies would make our products more expensive relative to competing products priced in such other currencies, which could negatively impact our ability to compete. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our foreign suppliers raising their prices in order to continue doing business with us. However, we do not expect foreign currency exchange rate fluctuations to have a material effect on our results of operations.

Chinese authorities recently relaxed controls of China’s currency, the Renminbi, and allowed the currency to strengthen against other world currencies, including the U.S. dollar. We continue to monitor any potential impact of the depreciation or appreciation of the Renminbi on our operations in China as well as globally. Changes in the value of the Renminbi did not have a material impact on our results of operations for any period presented in this Form 10-Q.

Miconex uses derivative instruments, such as foreign currency exchange contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. These contracts reduce, but do not entirely eliminate the impact of currency exchange rates movement on Miconex’s assets and liabilities.

Interest Rates

Our interest rate risk relates primarily to outstanding amounts under our New Term Loan and New Revolving Credit Facility which totaled $73.2 million (net of debt issuance costs) as of September 15, 2015, and carries interest rates pegged to either the prime rate or LIBOR. To reduce our exposure to potentially rising interest rates, on September 17, 2015, we entered into an interest rate swap with the Lenders, encompassing $20.0 million of the $37.5 million principal balance of the New Term Loan. The interest rate swap exchanges the variable interest rate component where LIBOR was at 0.20% as of September 25, 2015, with a fixed interest rate of 0.99% over the remaining term of the New Term Loan. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to forecasted variable interest payments.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon our evaluation, we concluded that our disclosure controls and procedures were effective as of September 25, 2015.

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

A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. As a group, two customers accounted for 77.5% of our sales for the nine month period ended September 25, 2015 and three customers accounted for 76.0% and 81.0% of our sales for fiscal years 2014 and 2013, respectively, and we expect that our sales will continue to be concentrated among a small number of customers. In addition, our customer contracts generally do not require customers to purchase any particular volume of products in any particular time period. Accordingly, the success of our business depends on OEMs continuing to outsource the manufacturing of critical subsystems to us. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers, whether due to their decision to not continue to outsource all or a portion of their critical subsystems for their capital equipment, their giving market share to our competitors or for other reasons, such as customer’s bankruptcy or insolvency or decreased demand for such customer’s products. We have in the past lost business from customers who have taken the manufacturing of our products in-house or given market share to our competitors. For example, in February 2015 we came to an agreement with ISI in which they would transition to insourced manufacturing for their next generation robot. Further, since our customers generally own the designs and other intellectual property to the products we manufacture, we cannot prevent them from licensing such designs and other intellectual property to our competitors for the manufacture of such products. If we are unable to replace revenue from customers who determine to take subsystem assembly in-house or give market share to our competitors, such events could have a material adverse impact on our financial position and results of operation.

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

We rely to a significant extent on OEM customers, whose business, in turn, depends largely on consumer spending and capital expenditures by businesses. Continuing uncertainty regarding the global economy continue to pose challenges to our business. Economic uncertainty and related factors, including unemployment levels, interest rates, slow growth in China emerging markets, uncertainty in European debt markets, fiscal uncertainty in the U.S. economy, market volatility and the slow rate of recovery of many countries from recent recessions, exacerbate negative trends in business and consumer spending and may cause certain of our customers to push out, cancel, or refrain from placing orders for products or services, which may reduce sales and materially affect our results of operation and financial condition. Difficulties in obtaining capital, uncertain market conditions, or reduced profitability may also cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, leading to customers’ reduced research and development funding and/or capital expenditures and, in turn, lower orders from our customers and/or additional slow moving or obsolete inventory or bad debt expense for us. These conditions may also similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for our products or require us to either procure products from high-cost suppliers, or if no additional suppliers exist, to reconfigure the design and manufacture of our products, and we may be unable to fulfill some customer orders. For example, on October 6, 2014, one of our new customers GT Advanced Technologies (GTAT), filed for bankruptcy under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Hampshire which impaired the collectability of our outstanding accounts receivable as well as the value of our on-hand inventory related to GTAT and also resulted in a charge for non-cancelable vendor commitments.

We have significant existing indebtedness; the restrictive covenants under our credit agreement or other limitations on financing may limit our ability to expand or pursue our business strategy or make capital expenditures; if we are forced to pay some or all of our indebtedness prior to its maturity, our financial position could be severely and adversely affected.

On February 2, 2015, we entered into a new credit agreement by and among us, certain of our subsidiaries, East West Bank and Citi National Bank. This credit agreement provides for a term loan in an aggregate principal amount of $40.0 million and a revolving credit facility in an aggregate principal amount of $40.0 million, a letter of credit facility in the aggregate availability amount of $20.0 million and a swingline sub-facility in the aggregate availability amount of $5.0 million. On February 2, 2015, we borrowed an aggregate of $46.5 million under this new credit agreement from East West Bank and Citi National Bank to repay the remaining outstanding balance from the loan obtained from Silicon Valley Bank, U.S. Bank National Association and HSBC Bank. On February 5, 2015, we borrowed an additional $29.7 million under this new credit agreement from East West Bank and Citi National Bank to finance the acquisition of Marchi. As of September 25, 2015, the long-term portion of our outstanding indebtedness under this new credit agreement, net of debt issuance costs, was $65.7 million, and the short-term portion was $11.2 million. In addition, we have $3.7 million of bank debt from the acquired company, Minconex.

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

We made capital expenditures of approximately $8.4 million and $2.1 million for the nine months period ended September 25, 2015 and September 26, 2014, respectively related to our manufacturing facilities in the United States, China and Singapore. In February 2015, we paid approximately $29.9 million and issued 1,437,500 shares of our common stock in connection with our acquisition of Marchi. The cash portion of the merger consideration was financed through the new credit facility described above; of which an aggregate of $73.7 million was outstanding as of September 25, 2015. In July 2015, we acquired Miconex for total consideration of $20.1 million which includes $15.0 million paid in cash, 500,000 shares of Company’s common stock, and up to $4.0 million of potential cash “earn-out” payments over two-year period. The amount of our future capital requirements or strategic acquisitions will depend on many factors, including:

•	the cost required to ensure access to adequate manufacturing capacity;

•	the timing and extent of spending to support product development efforts;

•	the timing of introductions of new products and enhancements to existing products;

•	the cost required to integrate our acquisitions into our business, including into our enterprise resource planning system;

•	changing manufacturing capabilities to meet new customer requirements;

•	market acceptance of our products; and

•	our ability to identify appropriate acquisition opportunities and successfully negotiate the terms of such acquisitions.

We had $59.8 million in cash and cash equivalents as of September 25, 2015 of which $47.4 million was held by our foreign subsidiaries. If the cash and cash equivalents held by our foreign subsidiaries is needed for our operations or to fund capital expenditures or other strategic acquisitions in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

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

We generated approximately 33.3 % and 29.5% of our sales in international markets for the nine months period ended September 25, 2015 and September 26, 2014, respectively. Depending on market conditions, we intend to expand our operations in Asia, principally in China and Singapore. In addition, through our acquisition of AIT, we acquired a manufacturing facility in Cebu, Philippines. The carrying amount of our fixed assets in Asia was $9.8 million as of September 25, 2015.

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

We had $129.4 million of goodwill and other intangible assets recorded on our consolidated balance sheet as of September 25, 2015. Goodwill represents the excess of cost over the fair market value of net tangible and finite lived, identifiable intangible assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. During the fourth quarter of each year, we perform an annual review of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our financial results and net worth could be materially adversely affected.

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

The challenges of employee retention has also increased during the integration process with AIT because of the necessity of combining personnel with varied business backgrounds and combining different corporate cultures and objectives, and several AIT employees, including members of AIT’s senior management, have left our company. The process of integrating operations and making such adjustments could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses and the loss of key personnel. Employee uncertainty, lack of focus or turnover during the integration process may also disrupt our businesses. We may experience similar challenges with the integration of Marchi and Miconex’s employees and business.

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

Our international sales are denominated primarily, though not entirely, in U.S. dollars. Many of the costs and expenses associated with our Chinese subsidiaries, Singapore and Czech Republic subsidiaries are paid in Chinese Renminbi, Singapore dollars, and Euro respectively and we expect our exposure to Chinese Renminbi, Singapore dollars and Euro to increase as we increase production in those facilities. In addition, purchases of some of our components are denominated in Japanese Yen and Euros. Changes in exchange rates among other currencies in which our revenue or costs are denominated and the U.S. dollar may affect our revenue, cost of sales and operating margins.

The Company uses derivative instruments, such as foreign currency forward contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place.

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

In connection with the acquisition of Miconex, on July 31, 2015, we issued 500,000 shares of our common stock as part of the purchase price in reliance upon an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) thereof. Former owners of Miconex made certain representations to the Company as to investment intent and that they possessed a sufficient level of financial sophistication. The unregistered shares are subject to restrictions on transfer absent registration under or in compliance with the Securities Act of 1933. The shares issued are also subject to certain lockup restrictions that terminate in equal semi-annual installments over two years from the closing date of the acquisition, beginning six months following the closing date.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a) Exhibits

The following exhibits are filed with this current Report on Form 10-Q for the quarter ended September 25, 2015:

Exhibit Number	Description

2.1(1)	Purchase Agreement, dated as of July 28, 2015, among Ultra Clean Holdings, Inc., a wholly-owned, indirect acquisition subsidiary of Ultra Clean Holdings, Inc., Stenen one a.s. and Juves one a.s. relating to the acquisition of 100% of the shareholding interest of MICONEX s.r.o.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Incorporated by reference from our Current Report on Form 8-K filed on August 3, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA CLEAN HOLDINGS, INC.
(Registrant)
Date: November 4, 2015

	By:	/S/ JAMES P. SCHOLHAMER
	Name:	James P. Scholhamer
	Title:	Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

Date: November 4, 2015

	By:	/S/ KEVIN C. EICHLER
	Name:	Kevin C. Eichler
	Title:	President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)

Exhibit Index

Exhibit Number	Description

2.1(1)	Purchase Agreement, dated as of July 28, 2015, among Ultra Clean Holdings, Inc., a wholly-owned, indirect acquisition subsidiary of Ultra Clean Holdings, Inc., Stenen one a.s. and Juves one a.s. relating to the acquisition of 100% of the shareholding interest of MICONEX s.r.o.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Incorporated by reference from our Current Report on Form 8-K filed on August 3, 2015.