Form 10-K
period 2015-12-25
Ultra Clean Holdings, Inc.
filed 2016-03-09
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 26, 2015 as reported on the NASDAQ Global Market, was approximately $201.4 million. Shares of common stock held by each executive officer and director have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

Number of shares of the registrant’s common stock outstanding as of February 26, 2016: 32,400,410

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2015 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 25, 2015.

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

Overview

Ultra Clean Holdings, Inc. (“UCT”, the “Company” or “We”) was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Services, Inc. Ultra Clean Technology Systems and Service, Inc. was founded in 1991 by Mitsubishi Corporation and was operated as a subsidiary of Mitsubishi until November 2002, when it was acquired by UCT. UCT became a publicly traded company in March 2004. In June 2006, we completed the acquisition of Sieger Engineering, Inc. to better enhance our position as a subsystem supplier to the semiconductor, research, flat panel, energy and medical equipment industries. Ultra Clean Technology (Shanghai) Co., Ltd and Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. were established in 2005 and 2007, respectively, to facilitate our operations in China. Ultra Clean Asia Pacific, Pte, Ltd. was established in 2008 to facilitate our operations in Singapore. In July 2012, we acquired American Integration Technologies LLC (“AIT”) to immediately add to our existing customer base in the semiconductor and medical spaces and to provide additional manufacturing capabilities. In November 2014, we launched Prototype Asia, our 3D printing business in Singapore, to develop additive manufacturing capabilities for our customer base. In February 2015, we acquired Marchi Thermal Systems, Inc. (“Marchi”), a designer and manufacturer of specialty heaters, thermocouples and temperature controllers. Marchi delivers flexible heating elements and thermal solutions to our customers. The Company believes heaters are increasingly critical in equipment design for the most advanced semiconductor nodes. In July 2015, we acquired MICONEX s.r.o. (“Miconex”), a privately-held provider of advanced precision fabrication of plastics, primarily for the semiconductor industry that, initially, has expanded our capabilities with existing customers.

We are a global leader in the design, engineering, and manufacture of production tools, modules and subsystems for the semiconductor capital equipment and equipment industry segments with similar requirements including consumer, medical and flat panel display. We focus on providing specialized engineering and manufacturing solutions for these highly complex, highly configurable, limited volume applications. We enable our customers to realize lower manufacturing costs and reduced design-to-delivery cycle times while maintaining high quality standards.

We provide our customers with complete solutions that combine our expertise in design, assembly, test and component characterization. Our customers value our highly flexible global manufacturing operations, our excellence in quality control and our scale and financial stability. Our global footprint helps us drive down total manufacturing costs, and reduce design-to-delivery cycle times while maintaining high quality standards for our customers. We believe these characteristics provide global solutions for our customers’ product demands. We have shipped a majority of our products to U.S. registered customers with locations both in and outside the U.S. In addition to U.S. manufacturing, we manufacture products in our Asian facilities to support local and U.S. based customers. We conduct our operating activities primarily through our wholly owned subsidiaries, Ultra Clean Technology Systems and Service, Inc., AIT, Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd., Ultra Clean Asia Pacific, Pte Ltd., Marchi and Miconex. Our international sales represented 34.5%, 29.6% and 28.5% of sales for fiscal years ended 2015, 2014 and 2013, respectively. See Note 11 to the Notes to Consolidated Financial Statements for further information about our geographic areas.

Our Solution

We are a global leader in the design, engineering, and manufacturing of production tools, modules and subsystems for the semiconductor capital equipment industry and equipment industry segments with similar requirements including consumer, medical and flat panel display. Our focus is on providing specialized engineering and manufacturing solutions for these highly complex, highly configurable, limited volume applications. We enable our customers to realize lower manufacturing costs and reduced design-to-delivery cycle times while maintaining high quality standards. We offer our customers:

•	A vertically integrated solution for complex and highly configurable systems. We provide our original equipment manufacturing (OEM) customers a complete outsourced solution for the development, design, component sourcing, prototyping, engineering, turnkey manufacturing and testing of advanced systems. We utilize our machining, sheet metal, and frame fabrication capabilities with highly specialized engineering, global supply chain management, and assembly capabilities to produce high performance products that are customized to meet the needs of our customers, as well as their respective end users. We minimize the overall number of suppliers and manage our global supply chain logistics to reduce inventory levels that our customers would otherwise be required to manage.

•	Improved design-to-delivery cycle times. Our strong relationships with our customers and familiarity with their product requirements and the ever changing needs of their customer base help us reduce their design-to-delivery cycle times. We have optimized our supply chain management, design and manufacturing coordination and controls to respond rapidly to order requests enabling us to decrease design-to-delivery cycle times for our customers. Because our engineers work closely with our customers’ engineers and understand the fabrication, assembly and testing of their products, we often can improve their design for manufacturability, thereby improving their cost, quality and consistency.

•	Component neutral design and manufacturing. We do not manufacture active components such as mass flow controllers. Our component neutral position enables us to recommend components on the basis of technology, performance and cost and to optimize our customers’ overall designs based on these criteria. Furthermore, our neutral approach allows us to maintain close relationships with a wide range of component suppliers.

•	Component testing capabilities. We utilize our technical expertise to test and characterize key components and subsystems. We have made significant investments in advanced analytical and automated test equipment, enabling us to test and qualify key components. We can perform diagnostic tests, design verifications and failure analyses for our customers and suppliers. Our analytical and testing capabilities of supplier components provide us the ability to recommend to our customers a wide range of appropriate component and design choices for their products.

•	Increased integration with OEMs through local presence. Our local presence in close proximity to the facilities of most of our OEM customers enables us to remain closely integrated with their design, development and implementation teams. This level of integration enables us to respond quickly and efficiently to customer changes and requests.

•	Precision machining capabilities. We manufacture high quality, precision machined parts using equipment capable of efficiently providing complex parts with exacting tolerances. Our diverse precision fabrication equipment enables us to manufacture a broad range of machined parts using a wide range of materials, from exotic metals to high purity plastics. Our manufacturing capabilities include horizontal and vertical milling, turning, welding and joining, amongst numerous others. We own and operate advanced machining and fabrication systems at multiple sites whose locations include in the U.S., Europe and Asia.

•	Precision frame fabrication. We design and manufacture frames using tubing or sheet metal in all sizes with exacting standards to meet and exceed our customers’ needs. We utilize over 25 years of experience in the fabrication of complex frames to provide the cost competitive edge in our vertical integration model.

•	Precision sheet metal fabrication. Our ability to provide complete sheet metal solutions for our customers enables us to support prototype to volume production, from brackets to sheet metal frames, and from structural to high quality cosmetic finishing of the final product. Our automated equipment and design capabilities allow us to develop accurate prototype and final production products for our customers.

•	3D printing of prototype parts. Our launch of Prototype Asia enables us provide quick turn production for design validation, as well as the production of complex parts not available by traditional manufacturing methods. We are also seeing applications in production support, including fabrication of molds and fixtures.

•	Custom fabricated heaters. Our acquisition of Marchi enables us to design and manufacture heaters, sensors, and controllers for precise temperature control. These products are complementary to our gas delivery systems.

Our Strategy

Our objective is to maintain our position as a leading solutions provider in the markets we serve, primarily the semiconductor capital equipment market while expanding to other technologically similar markets in the consumer, medical, energy, industrial, flat panel and research industries. Our strategy is comprised of the following key elements:

•	Expand our market share with semiconductor capital equipment OEMs. We believe that outsourcing among OEMs creates a significant market opportunity for us to grow our business with existing and new customers. We believe our customers will continue to outsource critical subsystems and that we are well positioned to capture a significant portion of these outsourcing opportunities. We believe that our continued focus on efficient manufacturing, reduced design-to-delivery cycle times, and quality and reliability will also allow us to gain market share.

•	Develop solutions that allow our customer’s customers to succeed at the latest 2x or 1x nanometer semiconductor processing nodes. We are expanding the number and type of subsystems that we offer in this advanced semiconductor market.

•	Expand our market share in other industries. We believe we can leverage the attributes and skill sets to succeed in the semiconductor capital equipment industry and to increase our market share in technologically similar markets including medical, flat panel and research equipment.

•

Leverage our geographic presence in lower cost manufacturing regions. In March 2005, we completed improvements of a manufacturing facility in Shanghai, China, allowing us to expand production in a low cost region. In November 2007, we completed construction of a second manufacturing facility in Shanghai, China to house our precision machined parts and subsystem assembly operations. These facilities put us in close proximity to the manufacturing facilities of existing and potential customers and their end users. In Singapore, we opened a procurement office in October 2008 and we expanded our operations by opening manufacturing facilities in November 2009 and in October 2014. Our manufacturing facilities are all using the same processes and procedures, enabling us to respond to rapid demand changes by employing as much or as little manufacturing capabilities as required.

•	Drive profitable growth with our flexible cost structure. We implement cost containment and capacity enhancement initiatives throughout the semiconductor capital equipment demand cycle and benefit greatly from the global presence and efficiencies of our supply chain. In addition, we believe our Shanghai and Singapore facilities position us to respond effectively to future business demands. We employ a core engineering strategy with flexible partnering to augment our staff during the steep rise and fall associated with cycles in the semiconductor industry.

•	Continue to selectively pursue strategic acquisitions. We will continue to consider strategic acquisitions that will enable us to expand our geographic presence, secure new customers and diversify into complementary products and markets as well as broaden our technological capabilities in the markets we serve.

•	Develop unique solutions to enhance our customers’ manufacturing. With the acquisition of Marchi, we are able to provide additional thermal products, leveraging our core capability in heaters, thermocouples and controllers. With the acquisition of Miconex, we further expanded our capabilities to include manufacturing services in advanced precision milling and welding of plastics.

•	Identify markets that require rapid “Art to Part” capability. Through our Asian additive manufacturing facility and our new Fremont rapid prototyping facility, we can provide both fast-turn machining as well as 3D printed parts that provide our customers with a new level of design freedom.

Products

We design, develop, prototype, manufacture and test subsystems, primarily for semiconductor capital equipment, and also supporting customers in the consumer, medical, energy, industrial, flat panel and research industries. Our products include precision robotic solutions, gas delivery systems, a variety of industrial and automation production equipment products; subsystems that includes wafer cleaning sub-systems, chemical delivery modules, top-plate assemblies, frame assemblies, and process modules.

•	Chemical delivery modules: Chemical delivery modules deliver gases and reactive chemicals in a liquid or gaseous form from a centralized subsystem to the reaction chamber. The module may be a gas delivery system in combination with liquid and vapor precursor delivery systems or may be a liquid delivery system in combination with a liquid storage system.

•	Frame assemblies: Frame assemblies are support structures fabricated from steel tubing or folded sheet metal and form the backbone to which all other assemblies are attached. The complexity of the frames includes pneumatic harnesses and cables that connect other critical subsystems together.

•	Gas delivery systems: A typical OEM gas delivery system consists of one or more gas lines, comprised of small diameter internally polished stainless steel tubing, filters, mass flow controllers, regulators, pressure transducers and valves, component heaters, and an integrated electronic and/or pneumatic control system. These systems are mounted on a pallet and are typically enclosed in a sheet metal encasing. Our gas delivery system designs are developed in collaboration with our customers and are customized to meet the needs of specific processing requirement for OEMs. Our customers either specify the particular brands of components they want incorporated into a particular system or rely on our design expertise and component characterization capabilities to help them select the appropriate components for their particular system.

•

Liquid delivery system: A typical OEM liquid delivery system consists of one or more chemical delivery units, comprised of small diameter high purity PFA tubing, filters, flow controllers, regulators, component heaters, and an integrated electronic and/or pneumatic control system. These units are typically contained in a plastic enclosure and further integrated in a frame. Our liquid delivery system designs are developed in collaboration with our customers and are customized to meet the needs of specific processing requirement for OEMs. Our customers either specify the particular materials and the brands of components they want incorporated into a particular system or rely on our design expertise and component characterization capabilities to help them select the appropriate components for their particular system.

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

Customers

We sell our products primarily to customers in the semiconductor capital equipment industry, and we also have sales to the consumer, medical, energy, industrial, flat panel and research equipment industries. The majority of our revenue is in the semiconductor capital equipment industry, which is highly concentrated, and we are therefore highly dependent upon a small number of customers. Our three largest customers in fiscal year 2015, 2014 and 2013 were Applied Materials, Inc., Lam Research Corporation and ASM International, Inc. Each of Lam Research Corporation and Applied Materials, Inc. accounted for more than 10.0% of our total sales in fiscal year 2015. Each of Applied Materials, Inc., Lam Research Corporation and ASM International, Inc. accounted for more than 10.0% of our total sales in fiscal years 2014 and 2013. As a group, the respective year’s top three customers accounted for 84.3%, 75.7% and 80.6% of the Company’s sales for fiscal years 2015, 2014 and 2013, respectively. The composition of our most significant customers has changed from time to time based on various factors, including acquisition activity by our customers.

We have successfully qualified as a supplier with each of our customers who require it. This lengthy qualification process involves the inspection and audit of our facilities and evaluation by our customers of our engineering, documentation, manufacturing and quality control processes and procedures. Our customers generally place orders with suppliers who have met and continue to meet their qualification criteria.

Sales and Support

We sell our products through our direct sales force which, as of December 25, 2015, consisted of approximately 95 sales directors, account managers and sales support staff. Our sales directors are responsible for establishing sales strategy and setting the objectives for specific customer accounts. Each account manager is dedicated to a specific customer account and is responsible for the day-to-day management of that customer. Account managers work closely with customers and in many cases provide on-site support. Account managers often attend customers’ internal meetings related to production and engineering design and quality to ensure that customer expectations are interpreted and communicated properly to our operations group. Account managers also work with our customers to identify and meet their cost and design-to-delivery cycle time objectives.

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

Technology Development

We engage in ongoing technology development efforts in order to remain a technology leader for gas delivery systems and to further develop our expertise in other critical subsystems. Our design engineering and new product engineering groups support our technology development activities. Our technology development group works closely with our customers to identify and anticipate changes and trends in next-generation equipment. Our technology development group participates in customer technology partnership programs that focus on process application requirements for gas and liquid delivery systems and other critical subsystems. These development efforts are designed to meet specific customer requirements in the areas of subsystem design, materials, component selection and functionality. Our technology development group also works directly with our suppliers to help them identify new component technologies and make necessary changes in, and enhancements to, the components that we integrate into our products. Our analytical and testing capabilities enable us to evaluate multiple supplier component technologies and provide our customers with a wide range of appropriate component and design choices for their gas delivery systems and other critical subsystems.

Our analytical and testing capabilities also help us anticipate technological changes and requirements in component features for next-generation gas delivery systems and other critical subsystems. We are developing additional features to improve the performance and functionality of our gas delivery systems and other critical subsystems. Our technology development and new product engineering expenses were approximately $9.6 million, $7.1 million and $5.5 million for the 2015, 2014 and 2013 fiscal years, respectively. We perform our technology development activities principally at our facilities in Hayward, California.

Intellectual Property

Our success depends in part on our ability to maintain and protect our proprietary technology and to conduct our business without infringing the proprietary rights of others. Our business is largely dependent upon our design, engineering, manufacturing and testing know-how. We also rely on a combination of trade secrets and confidentiality provisions, and to a much lesser extent, patents, copyrights and trademarks, to protect our proprietary rights. We have four patents with various expiration dates ranging from 2016 to 2026 as a result of our acquisition of Marchi in February 2015. We have no pending U.S. patents. Intellectual property that we develop on behalf of our customers is generally owned exclusively by those customers.

We require our employees, suppliers and potential business partners to enter into confidentiality and non-disclosure agreements before we disclose to them any sensitive or proprietary information regarding our products, technology or business plans. We require employees to assign to us proprietary information, inventions and other intellectual property they create, modify or improve.

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

Employees

As of December 25, 2015, we had 1,817 employees, of which 89 were temporary. Of our total employees, there were 45 in engineering, 15 in technology development, 95 in sales and support, 1,044 in direct manufacturing, 488 in indirect manufacturing and 145 in executive and administrative functions. These figures include 672 employees in Asia and 245 employees in Europe. None of our employees are represented by a labor union and we have not experienced any work stoppages.

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

Our past or future operations may result in injury or claims of injury by employees or the public which may result in material costs and liabilities to us. Although some risk of costs and liabilities related to these matters is inherent in our business, we believe that our business is in compliance with applicable regulations. However, new, modified or more stringent requirements or enforcement policies could be adopted, which could adversely affect us.

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

Executive Officers

Set forth below is information concerning our executive officers as of February 26, 2016.

Name	Age	Position
James P. Scholhamer	49	Chief Executive Officer & Director
Kevin C. Eichler	56	President and Chief Financial Officer
Sheri Brumm	45	Senior Vice President of Finance and Chief Accounting Officer
Bruce Wier	67	Senior Vice President of Engineering
Deborah Hayward	54	Senior Vice President of Global Account Management
Lavi A. Lev	59	Senior Vice President of Asia
Mark G. Bingaman	60	Senior Vice President of Global Materials and Supply Chain Management

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

Kevin C. Eichler has served as our President and Chief Financial Officer since March 26, 2015 and Executive Vice President and Chief Financial Officer since July 2009. Prior to joining UCT, Mr. Eichler served on the Board of Directors of UCT from February 2004 to July 2009. Mr. Eichler was the senior vice president and chief financial officer of Credence Systems from January 2008 to November 2008, and the executive vice president of operations and chief financial officer of MarketTools from March 2006 to December 2007. He served as the vice president and chief financial officer of MIPS Technologies from June 1998 to February 2006. Prior to that, he held management positions with several technology companies including Visigenic Software, NeXT Software and Microsoft. Mr. Eichler holds a Bachelor of Science degree in accounting from St. John’s University.

Sheri Brumm has served as our Senior Vice President of Finance and Chief Accounting Officer since February 18, 2016. Ms. Brumm joined the Company as the Senior Director of Finance in April 2009. Prior to joining UCT, Ms. Brumm served at Credence Systems Corporation, a manufacturer of test equipment for the global semiconductor industry, as its corporate controller and Vice President of Finance from February 2008 to February 2009 and as Director of Internal Audit from May 2006 to February 2008. Prior to Credence Systems, Ms. Brumm served in various accounting and finance roles at Protiviti, a global business consulting and internal audit firm, and KLA-Tencor Corporation, a supplier of process control and yield management solutions for the semiconductor and related nanoelectronics industries. Ms. Brumm also served as Manager, Business Process Risk Accounting, at Arthur Anderson LLP, the former accounting firm, from May 1996 to October 1999. Ms. Brumm holds a Bachelor of Science degree in Managerial Economics from the University of California, Davis.

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

We rely on a small number of original equipment manufacturing customers for a significant portion of our sales, and any adverse change in our relationships with these customers, including a decision by such customers not to continue to outsource critical subsystems to us or to give market share to one of our competitors, would adversely affect our business, results of operations and financial condition. Our customers also exert a significant amount of negotiating leverage over us, which may require us to accept lower operating margins, increased liability risks or changes in our operations in order to retain or expand our market share with them.

A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. As a group, the respective year’s top three customers accounted for 84.3%, 75.7% and 80.6% of our sales for fiscal years 2015, 2014 and 2013, respectively, and we expect that our sales will continue to be concentrated among a small number of customers. In addition, our customer contracts generally do not require customers to place any orders. Accordingly, the success of our business depends on OEMs continuing to outsource the manufacturing of critical subsystems to us. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers, whether due to their decision to not continue to outsource all or a portion of their critical subsystems for their capital equipment to us, their giving market share to our competitors or for other reasons, such as a customer’s bankruptcy or insolvency or decreased demand for such customer’s products. We have in the past lost business from customers who have taken the manufacturing of our products in-house or given market share to our competitors. For example, in February 2015 UCT reached an agreement with ISI on the insourcing of manufacturing for its next generation robot, the da Vinci® Xi™ Patient Side Cart. UCT continues to manufacture previous generation robots and also assist with machined components and spare parts for current and future ISI production. This was a mutual decision driven by ISI’s manufacturing needs at the time and our desire to adhere to our targeted gross margin profile. Further, since our customers generally own the designs and other intellectual property to the products we manufacture, we cannot prevent them from licensing such designs and other intellectual property to our competitors for the manufacture of such products. If we are unable to replace revenue from customers who determine to take subsystem assembly in-house or give market share to our competitors, such events could have a material adverse impact on our financial position and results of operations.

In addition, consolidation among our customers, or a decision by any one or more of our customers to outsource all or most manufacturing and assembly work to a single equipment manufacturer, may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on an even smaller number of customers.

In addition, by virtue of our largest customers’ size and the significant portion of revenue that we derive from them, as well as the competitive landscape, our customers are able to exert significant influence and pricing pressure in the negotiation of our commercial agreements and individual purchase orders and on the conduct of our business with them. Our customers often require reduced prices or other pricing, quality or delivery commitments as a condition to their awarding of market share to us or the placement of orders with us in any given period, which may, among other things, result in reduced operating margins in order to maintain or expand our market share. Our customers’ negotiating leverage also can result in customer agreements or terms and conditions that may contain significant liability risk to us. For example, some of our customers insist that we provide them indemnification against certain liabilities in our agreements with them, including claims of losses by their customers caused by our products, which may be uncapped. In some cases, we have determined to self-insure against liability risk in our customer agreements, meaning that we may be directly responsible for high magnitude liability claims by our customers without recourse to insurance proceeds from third-party insurers. Our customers may also pressure us to make other concessions in order to preserve or expand our market share with them, which may harm our business. For example, one or more of our customers may require us to move the manufacture of our products from lower-cost geographies or locations such as China to higher-cost geographies or locations that are closer to such customer’s facilities, such as Singapore, which could result in reduced margins and a sub-optimal cost structure. If we are unable to retain and expand our business with our customers on favorable terms, or at all, our business and operating results will be adversely affected, or we may be susceptible to increased liability risk which, if realized, may have a material adverse effect on our business, cash flows, results of operations and financial condition.

We have also had to qualify, and are required to maintain our status, as a supplier for each of our customers. This is often a lengthy process that involves the inspection and approval by a customer of our engineering, documentation, manufacturing and quality control procedures before that customer will place volume orders. Our ability to lessen the adverse effect of any loss of, or reduction in sales to, an existing customer through the rapid addition of one or more new customers is limited because of these qualification requirements. Consequently, the risk that our business, operating results and financial condition would be adversely affected by the loss of, or any reduction in orders by, any of our significant customers is increased. Moreover, if we lost our existing status as a qualified supplier to any of our customers, such customer could cancel its orders from us or otherwise terminate its relationship with us, which could have a material adverse effect on our results of operations and financial condition.

We are exposed to risks associated with weakness in the global economy.

We rely to a significant extent on OEM customers, whose business, in turn, depends largely on consumer spending and capital expenditures by businesses. Continuing uncertainty regarding the global economy continue to pose challenges to our business. Economic uncertainty and related factors, including current unemployment levels, uncertainty in European debt markets, fiscal uncertainty in the U.S. and China economies, market volatility and the slow rate of recovery of many countries from recent recessions, exacerbate negative trends in business and consumer spending and may cause certain of our customers to push out, cancel, or refrain from placing orders for products or services, which may reduce sales and materially affect our results of operations and financial condition. Difficulties in obtaining capital, uncertain market conditions, or reduced profitability may also cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, leading to customers’ reduced research and development funding and/or capital expenditures and, in turn, lower orders from our customers and/or additional slow moving or obsolete inventory or bad debt expense for us. These conditions may also similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for our products or require us to either procure products from high-cost suppliers, or if no additional suppliers exist, to reconfigure the design and manufacture of our products, and we may be unable to fulfill customer orders. For example, on October 6, 2014, one of our new customers GT Advanced Technologies (GTAT), filed for bankruptcy under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Hampshire which impaired the collectability of our outstanding accounts receivable as well as the value of our on-hand inventory related to GTAT and also resulted in a charge for non-cancelable vendor commitments.

We have significant existing indebtedness; the restrictive covenants under our credit agreement or other limitations on financing may limit our ability to expand or pursue our business strategy or make capital expenditures; if we are forced to pay some or all of our indebtedness prior to its maturity, our financial position could be severely and adversely affected.

On February 2, 2015, we entered into a new credit agreement by and among us, certain of our subsidiaries, East West Bank and City National Bank. This agreement was subsequently amended in December 2015 with such amendments effective as of December 25, 2015. This credit agreement provides for a term loan in an aggregate principal amount of $40.0 million and a revolving credit facility in an aggregate principal amount of $40.0 million, a letter of credit facility in the aggregate availability amount of $20.0 million and a swingline sub-facility in the aggregate availability amount of $5.0 million. On February 2, 2015, we borrowed an aggregate of $46.5 million under this new credit agreement from East West Bank and City National Bank to repay the remaining outstanding balance from the loan obtained from Silicon Valley Bank, U.S. Bank National Association and HSBC Bank. On February 5, 2015, we borrowed an additional $29.7 million under this new credit agreement from East West Bank and City National Bank to finance the acquisition of Marchi. As of December 25, 2015, the long-term portion of our outstanding indebtedness under this new credit agreement, net of debt issuance costs, was $62.1 million, and the short-term portion was $9.9 million. In addition, we have $3.6 million of bank debt from an acquired company, Miconex.

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

We rely on both single-source and sole-source suppliers, some of whom are relatively small, for many of the components we use in our products. In addition, our customers often specify components of particular suppliers that we must incorporate into our products. Our suppliers are under no obligation to provide us with components. As a result, the loss of or failure to perform by any of these suppliers could adversely affect our business and operating results. In addition, the manufacturing of certain components and subsystems is a complex process. Therefore, if a supplier were unable to provide the volume of components we require on a timely basis and at acceptable prices and quality, we would have to identify and qualify replacements from alternative sources. However, the process of qualifying new suppliers for complex components is lengthy and could delay our production, which would adversely affect our business, operating results and financial condition.

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

We made capital expenditures of approximately $10.0 million and $5.5 million for fiscal year 2015 and 2014, respectively related to our manufacturing facilities in the United States, China and Singapore. In February 2015, we paid approximately $29.9 million and issued 1,437,500 shares of our common stock in connection with our acquisition of Marchi. The cash portion of the merger consideration was financed through the new credit facility described above; of which an aggregate of $72.4 million was outstanding as of December 25, 2015. In July 2015, we acquired Miconex for total consideration of $20.7 million which includes $15.6 million paid in cash, 500,000 shares of Company’s common stock, and up to $4.0 million of potential cash “earn-out” payments over two-year period. The amount of our future capital requirements or strategic acquisitions will depend on many factors, including:

•	the cost required to ensure appropriate IT systems;

•	the cost required to ensure access to adequate manufacturing capacity;

•	the timing and extent of spending to support product development efforts;

•	the timing of introductions of new products and enhancements to existing products;

•	the cost required to integrate our acquisitions into our business, including into our enterprise resource planning system;

•	changing manufacturing capabilities to meet new customer requirements;

•	market acceptance of our products; and

•	our ability to identify appropriate acquisition opportunities and successfully negotiate the terms of such acquisitions.

We had $50.1 million in cash and cash equivalents as of December 25, 2015 of which $42.7 million was held by our foreign subsidiaries. If the cash and cash equivalents held by our foreign subsidiaries is needed for our operations or to fund capital expenditures or other strategic acquisitions in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

Given our significant existing leverage, limited availability under our new revolving line of credit and the potential tax effects of repatriating foreign cash or other factors, we may need to raise additional funds through public or private equity or debt financing if our current domestic cash and cash flow from operations are insufficient to fund our future activities. We may not be able to obtain additional debt financing when and if necessary in a timely manner. Access to capital markets has, in the past, been unavailable to companies such as ours and there can be no assurance that we would be able to complete an equity or other financing arrangement with terms satisfactory to us or at all. In addition, equity financings could be dilutive to holders of our common stock, and debt financings would likely involve additional covenants that restrict our business operations. Any potential strategic acquisition or significant capital expenditure may also require the consent of our existing lenders. If we cannot raise funds on acceptable terms if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities, including potential acquisitions, grow our business or respond to competitive pressures or unanticipated requirements, any of which could adversely affect our business, operating results and financial condition.

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

We have established and, as markets will allow, intend to expand our operations in Asia, which exposes us to risks associated with operating in a foreign country.

We generated approximately 34.5% and 29.6% of our sales in international markets for fiscal 2015 and 2014, respectively. Depending on market conditions, we intend to expand our operations in Asia, principally in China and Singapore and in Europe. In addition, through our acquisition of AIT, we acquired a manufacturing facility in Cebu, Philippines. The carrying amount of our fixed assets in Asia and Europe were $9.3 million and $0.7 million, respectively as of December 25, 2015.

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

We had $85.2 million of goodwill recorded on our consolidated balance sheet as of December 25, 2015. Goodwill represents the excess of cost over the fair market value of net tangible and finite lived, identifiable intangible assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. During the fourth quarter of each year, we perform an annual review of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our financial results and net worth could be materially adversely affected.

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

We incur technology development and sales expenses with no assurance that our products will ultimately be designed into an OEM’s capital equipment. Further, developing new customer relationships, as well as maintaining and increasing our market share with existing customers, requires a substantial investment of our sales, engineering and management resources without any assurance from prospective customers that they will place significant orders. We believe that OEMs often consider long-term relationships in selecting and placing orders with suppliers. Accordingly, we may have difficulty achieving design wins from OEMs that are not currently our customers. Our operating results and potential growth could be adversely affected if we fail to achieve design wins with leading OEMs.

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

The challenges of employee retention has also increased during the integration process with the companies we have acquired because of the necessity of combining personnel with varied business backgrounds and combining different corporate cultures and objectives, and several acquired employees, including members of AIT’s senior management, have left our company. The process of integrating operations and making such adjustments could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses and the loss of key personnel. Employee uncertainty, lack of focus or turnover during the integration process may also disrupt our businesses.

If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us and our independent registered public accounting firm to evaluate and report on our internal control over financial reporting. The process of designing, implementing, maintaining and updating our internal controls and complying with Section 404 is expensive and time consuming, and requires significant attention from management and company resources. In addition, following the expiration of applicable grace periods, we are required to evaluate and report on the internal controls of the companies we acquire, and the attestation report we are required to obtain from our independent registered public accounting firm must include the internal control over financial reporting of the companies we acquire. Integrating acquired company’s internal control frameworks into the Company and upgrading acquired company’s controls to comply with the Sarbanes-Oxley Act has required and will require substantial resources, and we cannot assure you that we will be able to successfully or effectively maintain adequate controls over our financial processes at our acquired companies, including AIT, Marchi and Miconex, or for our consolidated business. In addition, even though we have concluded, and our independent registered public accounting firm has concurred, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 25, 2015, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements, and our internal control may not be effective as of future periods. Failure to maintain existing or implement new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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

In addition, disruption in supply resulting from natural disasters or other causalities or catastrophic events, such as earthquakes, severe weather such as storms or floods, fires, labor disruptions, power outages, terrorist attacks or political unrest, may result in certain of our suppliers being unable to deliver sufficient quantities of components or raw materials at all or in a timely manner, disruptions in our operations or disruptions in our customers’ operations. For example, in 2011, the northern region of Japan experienced a severe earthquake followed by a tsunami. These geological events caused significant damage in that region and adversely affected Japan’s infrastructure and economy. Some of our suppliers are located in Japan and they experienced, and may experience in the future, shutdowns or disruptions as a result of these types of events, and their operations may be negatively impacted by these events. Many of our customers and suppliers are also located in California, and may be subject to the same risk of seismic activity as described for us above.

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

Our headquarters is located in a 108,000 square foot facility in Hayward, California. This is our principal administrative, sales and support, engineering and technology development and manufacturing facility. This lease expires in 2022. We also have manufacturing and engineering facilities in South San Francisco and Fremont, California, and Austin, Texas. In South San Francisco we lease an aggregate of approximately 124,000 square feet under several leases which expire in 2018. In Fremont, we lease approximately 9,000 square feet under a lease that expires in 2018. As a result of the acquisition of Marchi, also located in Hayward, California, we lease approximately 22,000 square feet under a lease that expires in 2020. We also have manufacturing facilities in Chandler, Arizona; Shanghai, China; Singapore; Cebu, Philippines and Liberec, Czech Republic. In Arizona, we lease approximately 120,000 square feet under leases that mostly expire in 2017. In Austin, we lease an aggregate of approximately 56,000 square feet under leases that expire in 2021. Approximately 14,000 square feet in Austin is a clean room manufacturing facility. In Shanghai, we lease approximately 136,000 square feet of commercial space under two leases that expire in 2016. Approximately 37,000 square feet of this space is a clean room facility. In Singapore, we lease approximately 88,000 square feet under two separate leases that expire in 2017 and 2022 with extension provisions. In the Philippines, we lease approximately 15,000 square feet under three separate leases that expire in 2016 and 2019. In 2015, we vacated the 31,000 square foot facility we lease in Pflugerville under a lease agreement that expires in June 2018. With the acquisition of Miconex in the Czech Republic, we have approximately 74,000 square feet of manufacturing facilities in under two separate leases that expire in 2019.

The table below lists our properties as of March 9, 2016:

Location	Principal Use	Square Footage	Ownership
Hayward, California	Headquarters, manufacturing, sales, engineering, technology development	131,000	Leased
South San Francisco, California	Manufacturing, engineering	124,000	Leased	(1)
Fremont, California	Manufacturing, engineering	9,000	Leased
Austin, Texas	Manufacturing, engineering	56,000	Leased
Chandler, Arizona	Manufacturing	120,000	Leased
Cebu, Philippines	Manufacturing	16,000	Leased
Singapore	Manufacturing, customer support	88,000	Leased
Shanghai, China	Manufacturing	136,000	Leased
Czech Republic	Manufacturing	74,000	Leased

(1)	We lease this facility from one of our directors. We incurred rent expense resulting from the lease of this facility of $0.3 million for each of fiscal years 2015 and 2014.

Item 3.	Legal Proceedings

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

Our common stock has been traded on the NASDAQ Global Market under the symbol “UCTT” since March 25, 2004. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported by the NASDAQ Global Market:

	High	Low
Fiscal year 2014
First quarter	$15.00	$9.51
Second quarter	$13.89	$7.62
Third quarter	$10.29	$8.58
Fourth quarter	$9.51	$7.32
Fiscal year 2015
First quarter	$10.29	$7.17
Second quarter	$7.51	$5.26
Third quarter	$8.16	$5.29
Fourth quarter	$5.91	$4.60

To date, we have not declared or paid cash dividends to our stockholders and we do not intend to do so for the foreseeable future in order to retain earnings for use in our business. Our credit facility also limits our ability to pay dividends. As of February 26, 2016, we had five stockholders of record. As of March 3, 2016, our closing stock price on the NASDAQ Global Market was $5.33.

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

Statements of Operations Data (in thousands, except per share amounts):

	Years Ended
	12/25/2015	12/26/2014	12/27/2013	12/28/2012*	12/30/2011
Consolidated Statements of Operations Data:
Sales	$469,103	$513,957	$444,022	$403,430	$452,639
Cost of goods sold	398,073	440,824	376,693	347,642	393,647

Gross profit	71,030	73,133	67,329	55,788	58,992

Operating expenses, excluding acquisition costs	64,605	54,949	51,421	45,012	35,446
Acquisition costs	584	—	—	2,431	—

Income from operations	5,841	18,184	15,908	8,345	23,546

Interest expense and other, net	(2,234)	(1,854)	(3,309)	(1,648)	(1,106)

Income before income taxes	3,607	16,330	12,599	6,697	22,440
Income tax provision (benefit)	14,339	4,973	2,175	1,544	(1,294)

Net income (loss)	$(10,732)	$11,357	$10,424	$5,153	$23,734

Net income (loss) per share:
Basic	$(0.34)	$0.39	$0.37	$0.20	$1.05
Diluted	$(0.34)	$0.38	$0.36	$0.20	$1.01
Shares used in computation:
Basic	31,564	29,301	28,346	25,698	22,689
Diluted	31,564	29,936	29,037	26,261	23,437

Consolidated Balance Sheet Data (in thousands):

	12/25/2015**	12/26/2014	12/27/2013	12/28/2012*	12/30/2011
Cash & cash equivalents	$50,103	$78,997	$60,415	$54,311	$52,155
Working capital	125,428	142,279	100,415	85,883	117,378
Total assets	336,153	296,142	292,543	265,929	178,299
Bank borrowings and long-term debt	75,539	48,155	55,126	75,640	24,733
Short-and long-term rent obligations	3,769	2,948	3,302	2,818	3,223
Total stockholders’ equity	200,943	188,552	171,929	156,780	117,285

*	Includes the results of operations of AIT for the period July 3, 2012 through December 28, 2012.

**	Includes the results of operations of Marchi and Miconex for the period February 5, 2015 through December 25, 2015 and for the period from July 31, 2015 to December 25, 2015, respectively. See Note 4 to the Notes to Consolidated Financial Statements for further information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Annual Report on Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in “Item 1A — Risk Factors” above. The following discussion should be read in conjunction with the consolidated financial statement and notes thereto included in Item 8 of this report. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

With our acquisition of Marchi on February 5, 2015, we expanded our capabilities to include the design and manufacture of application-specific thermal solutions to solve semiconductor equipment customers’ temperature management challenges. The acquisition of Marchi further expanded our footprint with our pre-existing customers and brings us closer to the customer in the design stage of new products and next generation equipment. Further, with our acquisition of Miconex on July 31, 2015, we further expanded our capabilities to include manufacturing services in advanced precision milling and welding of plastics for the semiconductor industry.

Our sales were $469.1 million for fiscal year 2015, $514.0 million for fiscal year 2014, and $444.0 million for fiscal year 2013. Our three largest customers in fiscal year 2015, 2014 and 2013 were Applied Materials, Inc., Lam Research Corporation and ASM International, Inc., each of which accounted for more than 10% of our total sales in fiscal year 2015, 2014 and 2013, with the exception of our sales to ASM International, Inc. in 2015. As a group, these customers accounted for 84.3%, 75.7% and 80.6% of the Company’s sales for fiscal years 2015, 2014 and 2013, respectively.

In February 2015, we reached an agreement with ISI on the insourcing of manufacturing for their next generation robot, the da Vinci® Xi™ Patient Side Cart. We will continue to manufacture previous generation robots and also assist with machined components and spare parts for current and future ISI production. This was a mutual decision driven by ISI’s manufacturing needs at the time and our desire to adhere to our targeted gross margin profile. This change resulted in a decrease in sales of approximately $26.9 million when compared to the previous year.

Results of Operations

The following table sets forth income statement data for the periods indicated as a percentage of revenue:

	Year Ended
	December 25, 2015	December 26, 2014	December 27, 2013
Sales	100.0%	100.0%	100.0%
Cost of goods sold	84.9	85.8	84.8

Gross profit	15.1	14.2	15.2
Operating expenses:
Research and development	2.0	1.4	1.2
Sales and marketing	2.5	2.0	2.2
General and administrative	9.3	7.3	8.1

Total operating expenses	13.8	10.7	11.5

Income from operations	1.3	3.5	3.6
Interest and other income (expense), net	(0.5)	(0.3)	(0.7)

Income before provision for income taxes	0.8	3.2	2.8
Income tax provision	3.1	1.0	0.5

Net income (loss)	(2.3)%	2.2%	2.3%

Fiscal Year 2015 Compared With Fiscal Year 2014

Sales

Sales for fiscal year 2015 decreased $44.9 million, or 8.7% to $469.1 million from $514.0 million for fiscal year 2014. The decrease in sales for the fiscal year ended 2015 when compared to the same period of 2014 includes a decrease of $54.8 million in non-semiconductor sales attributable in part to the GTAT bankruptcy in 2014 and in part to ISI’s insourcing the manufacturing of its products in the first quarter of 2015. The decrease in non-semiconductor sales was offset by an increase in semiconductor sales of $10.0 million due primarily to the acquisitions of Marchi and Miconex in 2015. On a geographic basis, sales in the U.S. decreased by $54.2 million to $307.4 million, or 65.5% of sales, for the year ended December 25, 2015 as compared to $361.7 million, or 70.4% of sales for the same period of 2014. Foreign sales increased by $9.4 million to $161.7 million, or 34.5% of sales, for the year ended December 25, 2015 as compared to $152.3 million, or 29.6% of sales, for the same period of 2014. The increase in foreign sales is due primarily to the addition of the operations of Miconex in fiscal 2015 and to the migration of certain business with a U.S. customer from our U.S. operations to our Singapore location.

Gross Profit

Cost of goods sold consists primarily of purchased materials, inventory reserves and labor and overhead, including depreciation, associated with the design and manufacture of products sold. Gross profit for fiscal year 2015 decreased to $71.0 million or 15.1% of sales, from $73.1 million, or 14.2% of sales, for fiscal year 2014. Our gross margin percentage increased in fiscal 2015 from the comparable period in 2014 due primarily to the declaration of bankruptcy of GTAT whereby the cost of sales associated with the goods shipped to GTAT during the third quarter of fiscal 2014 did not have corresponding revenues and the on-hand and non-cancelable inventory commitments related to this customer of $4.6 million was charged. Gross margins for 2015 also increased in 2015 when compared to 2014 due to the acquisitions of Marchi and Miconex. The decrease in absolute dollars of gross profit when comparing fiscal year 2015 with 2014 is primarily due to lower sales volume. We expect gross profit to be slightly higher in the first quarter of 2016, as compared to the fourth quarter of fiscal 2015, primarily as a result of modestly higher expected sales in the first quarter of 2016.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for fiscal year 2015 was $9.6 million or 2.0% of sales, compared to $7.1 million, or 1.4% of sales, for fiscal year 2014. The increase in research and development expense in absolute dollars was due primarily to the inclusion of Miconex and Marchi’s research and development activities in 2015 and to a lesser degree, to an increase in headcount.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense increased $1.1 million, or 10.2%, to $11.5 million, or 2.5% of sales, compared to $10.4 million, or 2.0% of sales, in the comparable period of 2014. The increase in the sales and marketing expense was primarily due to an increase in headcount and related payroll expenses as well as to the inclusion of Marchi sales and marketing activities in 2015.

General and Administrative Expense

General and administrative expense consists primarily of salaries and overhead associated with our administrative staff and professional fees. General and administrative expense increased $6.1 million, or 16.2%, to $43.5 million, or 9.3% of sales, for fiscal year 2015 compared to $37.5 million, or 7.3% of sales, for fiscal year 2014. The increase in absolute dollars was primarily due to a $2.4 million payment to our former CEO in the first quarter of 2015 upon his retirement, $2.9 million amortization of finite-lived intangibles acquired in 2015 as a result of the acquisitions of Marchi and Miconex and $2.9 million general and administrative expense of Marchi and Miconex included in fiscal year 2015 primarily related to headcount and related payroll expense. These increases were offset by a decrease of $0.9 million in share-based compensation expense due to the cancellation of the unvested restricted stock units of our former CEO upon his retirement on January 19, 2015 and $1.6 million decrease in the amortization of finite-lived intangibles acquired in 2012 through our acquisition of AIT. We amortize AIT’s customer relationships and tradename using an accelerated method over the estimated economic life of these assets. In the fourth quarter of 2015, we wrote off the remaining $0.5 million of the tradename intangible we acquired from AIT as we no longer believe the AIT tradename has value to the Company.

Interest and Other Income (Expense), net

Interest and other income (expense), net is primarily comprised of interest expense related to our outstanding debt and, for fiscal year 2015 was $(2.2) million compared to $(1.9) million for fiscal year 2014. The increase in net expense was primarily due to the increase in outstanding debt in fiscal year 2015 as a result of the acquisition of Marchi in the first quarter of fiscal 2015.

Income Tax Provision

Income tax expense was $14.3 million for fiscal year 2015 compared to $5.0 million for fiscal year 2014. Our effective tax rate for fiscal year 2015 was 397.5% compared to 30.5% for fiscal year 2014. The change in respective rates reflects, primarily, a charge in the fourth quarter of fiscal 2015 related to recording a full valuation allowance on our U.S. federal and state net deferred tax assets. Our effective tax rate was higher than the statutory rates for fiscal year 2015 primarily due to the geographic distribution of our worldwide earnings in foreign jurisdictions with lower tax rates or tax holidays offset by the full valuation allowance against our U.S. federal and state net deferred tax assets. Our 2014 effective tax rate was lower than the statutory rates for fiscal year 2014 primarily due to the geographic distribution of our worldwide earnings in foreign jurisdictions with lower tax rates or tax holidays offset by a valuation allowance against our California and Oregon deferred tax assets.

During the quarter ended December 25, 2015, we determined that it is no longer more likely than not that we have the ability to project sufficient domestic taxable income necessary over the foreseeable future to realize our U.S. federal and state deferred tax assets. Therefore, during the quarter ended December 25, 2015, the Company concluded that a valuation allowance is required on its U.S. federal and remaining state deferred tax assets. The resulting charge to income tax expense was $15.6 million. The Company continues to maintain the valuation allowance on its California and Oregon state net deferred tax assets in the amount of $2.8 million, as previously recorded in fiscal year 2014. The total U.S. federal and state valuation allowance as of December 25, 2015 was $18.4 million.

During the quarter ended December 25, 2015, we finalized the restructuring of certain of our operations in China. This restructuring resulted in our ability to use certain net operating loss carryforwards, and, accordingly, we concluded that a previously accrued valuation allowance was no longer required, resulting in an income tax benefit of $2.1 million.

During the fourth quarter of fiscal 2015 we recorded a full valuation allowance on the deferred assets of one of our Singapore subsidiaries in the amount of $0.3 million.

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

Fiscal Year 2014 Compared With Fiscal Year 2013

Sales

Sales for fiscal year 2014 increased $69.9 million, or 15.8% to $514.0 million from $444.0 million for fiscal year 2013. The increase in sales for the fiscal year ended 2014 when compared to the same period of 2013 reflects an increase in semiconductor sales of $33.2 million and an increase in non-semiconductor sales of $36.8 million. The increase in overall sales for fiscal year 2014 compared to the same period in fiscal year 2013 was due primarily to an increase in the volume of products shipped, which was attributable to some recovery in customer demand from 2013 levels and, to a lesser degree, to the addition of a relatively new non-semiconductor customer, GTAT, who declared bankruptcy in October of 2014. On a geographic basis, sales in the U.S. increased by $44.1 million to $361.7 million, or 70.4% of sales, for the year ended December 26, 2014 as compared to $317.6 million, or 71.5% of sales for the same period of 2013. Foreign sales increased by $25.9 million to $152.3 million, or 29.6% of sales, for the year ended December 26, 2014 as compared to $126.4 million, or 28.5% of sales, for the same period of 2013. The increase in foreign sales was due in part to the recovery in customer demand as well as to the addition of the new customer discussed above in Asia (that subsequently declared bankruptcy in October 2014).

Gross Profit

Gross profit for fiscal year 2014 increased to $73.1 million or 14.2% of sales, from $67.3 million, or 15.2% of sales, for fiscal year 2013. Our gross margin percentage decreased in fiscal 2014 from the comparable period in 2013 due primarily to the declaration of bankruptcy by GTAT whereby the cost of sales associated with the goods shipped to GTAT during the third quarter of fiscal 2014 did not have corresponding revenues and the on-hand and non-cancelable inventory commitments related to this customer of $4.6 million was charged to cost of goods sold. The increase in absolute dollars of gross profit when comparing fiscal year 2014 with 2013 was primarily due to higher sales volume, a sales mix which included higher margin products and certain improvements in operational efficiencies at our manufacturing locations in the U.S., which typically deliver lower margins due to higher labor and overhead costs, offset to a degree by the charges in the third quarter as described above related to the declaration of bankruptcy of GTAT.

Research and Development Expense

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

General and Administrative Expense

General and administrative expense increased $1.4 million, or 3.9%, to $37.5 million, or 7.3% of sales, for fiscal year 2014 compared to $36.0 million, or 8.1% of sales, for fiscal year 2013. The increase was primarily due to headcount related costs, including salaries, bonuses and stock compensation, and by the write-off of $1.6 million of accounts receivable as a result of the bankruptcy of GTAT in October 2014, offset by a decrease in the amortization of finite-lived intangibles associated with the AIT acquisition.

Interest and Other Income (Expense), net

Interest and other income (expense), net for fiscal year 2014 was $(1.9) million compared to $(3.3) million for fiscal year 2013. The decrease in net expense was primarily due to the decrease in outstanding debt in fiscal year 2014.

Income Tax Provision

Our effective tax rate for fiscal year 2014 was 30.5% compared to 17.3% for fiscal year 2013. The change in respective rates reflects, primarily, a non-cash charge in the third quarter of fiscal 2014 related to recording a valuation allowance on our California and Oregon deferred tax assets, and to a lesser degree, a change in the geographic mix of worldwide earnings and financial results for fiscal year 2014 compared to fiscal year 2013. Our effective tax rate was lower than the statutory rates for fiscal year 2014 primarily due to the geographic distribution of our worldwide earnings in foreign jurisdictions with lower tax rates or tax holidays offset by a valuation allowance against our California and Oregon deferred tax assets. Our effective tax rate was lower than the statutory rates for fiscal year 2013 primarily due to the geographic distribution of our world-wide earnings in foreign jurisdictions with lower tax rates or tax holidays.

As of December 26, 2014, we maintained a full valuation allowance on the deferred assets of one of our China subsidiaries in the amount of $1.4 million.

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

Revenue Recognition

Our revenue for fiscal years 2015, 2014 and 2013 was highly concentrated in a small number of OEM customers in the semiconductor capital equipment, consumer, medical, energy, industrial, flat panel and research industries. Our standard arrangement for our customers includes a signed purchase order or contract, no right of return of delivered products and no customer acceptance provisions. Revenue from sales of products is recognized when:

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

We assess collectability based on the creditworthiness of the customer and past transaction history. We perform on-going credit evaluations of, and do not require collateral from, our customers. We have not experienced significant collection losses in the past except for collection losses related to the bankruptcy of GTAT in fiscal 2014. A significant change in the liquidity or financial position of any one customer could make it more difficult for us to assess collectability.

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

Obsolete inventory or inventory in excess of our estimated usage is written down to its estimated market value less costs to sell, if less than its cost. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specific identified inventory in excess of established usage. Inherent in our estimates of demand and market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If actual demand and market conditions are less favorable than our projections, additional inventory write-downs may be required. If the inventory value is written down to its net realizable value, and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold either as a component of a subsystem or as separate inventory. For fiscal years 2015, 2014 and 2013, we wrote down $2.4 million, $4.6 million, including $2.6 million of inventory written off as part of the GTAT bankruptcy in the third quarter of 2014 and $1.5 million in inventory determined to be obsolete, respectively.

Accounting for Income Taxes

The determination of our tax provision is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region and is subject to judgments and estimates. Management carefully monitors the changes in many factors and adjusts the effective tax rate as required. The carrying value of our net deferred tax assets, which consist primarily of future tax deductions, assumes we will be able to generate sufficient future income to fully realize these deductions. In determining whether the realization of these deferred tax assets may be impaired, we make judgments with respect to whether we are likely to generate sufficient future taxable income to realize these assets. In order to reverse a valuation allowance, accounting principles generally accepted in the United States of America suggest that we review our recent cumulative income/loss as well as determine our ability to generate sufficient future taxable income to realize our net deferred tax assets. As of December 25, 2015, we maintained full valuation allowances on our U.S. federal and state deferred tax assets in the amount of $18.7 million as we believe it is more likely than not that these deferred tax assets will not be realized. During the quarter ended December 25, 2015, we finalized the restructuring of certain of our operations in China. This restructuring resulted in our ability to use certain net operating loss carryforwards, and, accordingly, we concluded that a previously accrued valuation allowance was no longer required, resulting in an income tax benefit of $2.1 million.

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

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. Our 2012 through 2014 federal income tax returns are open to audit through the statute of limitations by the Internal Revenue Service. The Company’s 2011 through 2014 state income tax returns are open to audit by the California Franchise Tax Board. The Company is also subject to examination in various other jurisdictions for various periods.

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

The Black-Scholes option-pricing model that we use was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of underlying stock. Our expected stock price volatility assumption was determined using the historical volatility of our common stock. We determined that historical volatility reflects market conditions and is a good indicator of future volatility. Our expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on our historical experience with similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. See Note 9 to the Notes to Consolidated Financial Statements for a detailed description.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year (1)
2015
Sales	$125,318	$117,549	$122,816	$103,420	$469,103
Gross profit	$19,919	$18,822	$18,948	$13,341	$71,030
Net income (loss)	$1,173	$2,207	$1,676	$(15,788)	$(10,732)
Earnings (loss) per share — basic	$0.04	$0.07	$0.05	$(0.49)	$(0.34)
Earnings (loss) per share — diluted	$0.04	$0.07	$0.05	$(0.49)	$(0.34)
2014
Sales	$144,224	$132,677	$117,041	$120,015	$513,957
Gross profit	$23,311	$21,152	$10,307	$18,363	$73,133
Net income (loss)	$7,056	$6,031	$(5,262)	$3,532	$11,357
Earnings (loss) per share — basic	$0.24	$0.20	$(0.18)	$0.12	$0.39
Earnings (loss) per share — diluted	$0.24	$0.20	$(0.18)	$0.12	$0.38

(1)	Earnings per share is calculated independently each quarter and for the full year based upon their respective weighted average shares outstanding. Therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share reported.

Liquidity and Capital Resources

We have required capital principally to fund our acquisitions and working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of December 25, 2015, we had cash and cash equivalents of $50.1 million compared to $79.0 million as of December 26, 2014. The decrease in our cash position during 2015 was primarily due to cash paid for the acquisitions of Marchi and Miconex. Our cash and cash equivalents, as well as cash generated from operations, was our principal source of liquidity as of December 25, 2015.

For the twelve months ended December 25, 2015, we generated cash from operating activities of $0.9 million, a decrease of $29.4 million when compared to $30.4 million for fiscal 2014. Operating cash flows generated in the twelve months ended December 25, 2015, were from non-cash activity, including depreciation of equipment and leasehold improvements, amortization of intangible assets and debt issuance costs, excess tax benefit from stock-based compensation, and stock-based compensation aggregating $15.5 million. Operating cash flows were also generated by decreases in accounts receivable, deferred tax assets net of deferred tax liabilities, and increases in accrued compensation and other liabilities of $5.8 million, $10.4 million, $0.8 million and $1.6 million, respectively. These were offset by changes in the fair value of a contingent earn-out of $0.4 million, an increase in inventory, prepaid expenses and other non-current assets of $8.3 million and $1.0 million, respectively and by the net decrease in accounts payable and income tax payable of $12.6 million and $0.1 million, respectively.

Cash generated from operating activities for fiscal 2014 represented an increase of $0.5 million when compared to $29.9 million for fiscal 2013. Operating cash flows generated in the twelve months ended December 26, 2014, were from net income of $11.4 million; net non-cash activity, including depreciation of equipment and leasehold improvements, amortization of intangibles and debt issuance costs and stock-based compensation aggregating $12.8 million. Operating cash flows were also generated by decreases in accounts receivable, inventory and deferred income of $5.6 million, $7.1 million and $2.2 million, respectively. The decrease in inventory primarily reflects the write-off related to the GTAT bankruptcy. These were offset by a net decrease in accounts payable, accrued compensation and related benefits and other current liabilities aggregating $6.2 million, and an increase in prepaid expenses and other assets of $2.5 million.

Net cash used in investing activities for the twelve months ended December 25, 2015, was $55.2 million, consisting mainly of cash paid in connection with the acquisitions of Marchi and Miconex of $29.7 million and $15.6 million, respectively. Net cash used in investing activities also included capital expenditures of $10.2 million, primarily attributable to the expansion of our facility in the U.S. and in Singapore, offset by Miconex cash acquired of $0.2 million. The net cash used in investing activities in 2014 consisted mainly of purchases of equipment of $5.3 million.

Net cash provided in financing activities for the twelve months ended December 25, 2015, was $25.4 million, an increase of $32.0 million when compared to net cash used by financing activities of $6.6 million for the comparable period of 2014. The increase was due primarily to cash proceeds from bank borrowings of $79.2 million from our new credit facility and from Miconex bank borrowings and net proceeds from the issuance of common stock related to our employee stock plans of $2.4 million. These increases were offset by principal debt payments of $55.2 million related to the payoff of our old credit facility, payment of $0.6 million of debt issuance costs related to the new credit facility, $0.1 million excess tax benefit from stock-based compensation and $0.3 million of employees’ taxes paid upon vesting of restricted stock units. For the twelve months ended December 26, 2014, our cash provided by financing activities was due primarily to proceeds of $48.5 million from our revolving line of credit, offset by payments of $46.0 million to the same revolving line of credit. We also made payments of $10.0 million on our term loan.

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

Beginning in 2013, we determined that a portion of the current year and future year earnings of one of our China subsidiaries may be remitted in the future to one of our foreign subsidiaries outside of mainland China and, accordingly, we provided for the related withholding taxes in our consolidated financial statements. Accordingly, no provisions for U.S. income taxes have been provided thereon. In addition, if we change our intent to reinvest our undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previous anticipated remaining unremitted foreign earnings, we could be required to accrue or pay U.S. taxes on some or all of these undistributed earnings. As of December 25, 2015, we had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $69.3 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed. We anticipate that we have adequate liquidity and capital resources and would not need to repatriate earnings to the U.S. As of December 25, 2015, we have cash of approximately $42.7 million in our foreign subsidiaries.

Borrowing Arrangements

On February 2, 2015, we entered into a new credit agreement (the “Credit Agreement”) by and among us, certain of our subsidiaries, East West Bank and City National Bank (collectively, the “Lenders”). The Credit Agreement provides for a term loan in an aggregate principal amount of $40.0 million (the “New Term Loan”) and a revolving credit facility in an aggregate principal amount of $40.0 million (the “New Revolving Credit Facility”), a letter of credit facility in the aggregate availability amount of $20.0 million (as a sublimit of such New Revolving Credit Facility) (the “L/C Facility”) and a swingline sub-facility in the aggregate availability amount of $5.0 million (as a sublimit of the New Revolving Credit Facility) (together with the Term Loan, the Revolving Credit Facility and the L/C Facility, the “Senior Secured Credit Facility”).

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

The New Term Loan must be repaid in consecutive quarterly installments of $1.25 million for the first four installments and $2.9 million for the remaining twelve installments, with the first payment made on March 31, 2015, and with the balance of the outstanding principal amount of the New Term Loan due at the final maturity, which is February 2, 2019. The New Revolving Credit Facility is available for the four year period beginning on February 2015. The Credit Agreement includes customary representations, warranties, covenants and events of default. We have agreed to secure all of their obligations under the Credit Agreement by granting a first priority lien in substantially all of their respective personal property assets (subject to certain exceptions and limitations).

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

As of December 25, 2015, the interest rates on the outstanding new Term Loan and new Revolving Credit facility were 2.98% (2.5% fixed and 0.48% variable based on LIBOR) and 3.5% fixed, respectively. In order to manage interest rate risk on the variable component of the New Term Loan we entered into an interest rate swap with the Lenders in September 2015 with a total notional amount of $20.0 million pursuant to which we pay the counterparty a fixed rate of 0.99% and receive interest at a variable rate equal to the LIBOR rate we are required to pay under our New Term Loan, or 0.5%, as of December 25, 2015. This interest rate swap effectively locks in a fixed interest rate of 3.49% on $19.3 million of the $36.3 million term loan balance outstanding as of December 25, 2015, with a decreasing notional amount based on prorated quarterly principal payments over the remaining period of the term loan.

The Credit Agreement requires us to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00 starting with the end of the first quarter of fiscal 2015 and a consolidated leverage ratio (as defined in the Credit Agreement) no greater than 3.5 to 1.00 starting with the end of the first quarter of fiscal 2015. The Credit Agreement also includes other customary affirmative and negative covenants. In December 2015, the Credit Agreement was amended to include a provision requiring the Company to maintain a cash balance of $35.0 million every quarter end. We are in compliance with all covenants for the quarter ended December 25, 2015.

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

As of December 25, 2015, we have outstanding amounts under the New Term Loan and New Revolving Credit Facility of $36.3 million and $36.2 million, respectively, which are gross of unamortized debt issuance costs of $0.5 million, for a total debt balance with this credit facility of $72.0 million. In addition, we have $3.6 million of bank debt under a credit facility in the Czech Republic, with interest rates ranges from 1.3% to 2.3% and a variable based on Euro Interbank Offered Rate and due dates from 2015 to 2020. As of December 25, 2015, our total outstanding debt was $76.1 million.

Capital Expenditures

Capital expenditures were $10.0 million for the year ended December 25, 2015 primarily attributable to the expansion of our Singapore and U.S. facilities.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relations with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Other than operating leases for certain equipment and real estate and purchase order commitments primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the arrangements described under “Borrowing Arrangements” above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of December 25, 2015:

	2016	2017	2018	2019	2020 and thereafter	Total
Operating leases (1)	$6,177	5,706	4,525	3,557	8,723	$28,688
Borrowing Arrangement (2)	13,084	11,818	11,818	39,257	34	76,011
Purchase order commitments	40,302	—	—	—	—	40,302

Total	$59,563	$17,524	$16,343	$42,814	$8,757	$145,001

(1)	Operating lease obligations reflects (a) the leases for our headquarters and manufacturing facilities in Hayward, California that expire in 2020 through 2022; (b) the leases for manufacturing facilities in South San Francisco that expire in 2018; (c) the leases for manufacturing facilities in China, Singapore and the Philippines that expire in 2016 through 2017; (d) the leases for manufacturing facilities in Austin, Texas that expire in 2016; (e) the leases for manufacturing facilities in Chandler, Arizona that expire in 2017; (g) the leases for manufacturing facilities in Pflugerville, Texas that expire in 2018; and (f) the leases for our manufacturing facilities in the Czech Republic that expires in 2019. We have options to renew certain of the leases in South San Francisco, Hayward, Austin, Singapore and in the Czech Republic which we expect to exercise.

(2)	Amounts reflect obligations under our New Revolving Credit Facility gross of $0.5 million of unamortized debt issuance costs, under which $36.3 million is outstanding under the New Term Loan and approximately $36.2 million under the New Revolving Credit Facility as of December 25, 2015 and of our bank debt of $3.6 million held by Miconex, in the Czech Republic.

Recently Issued and Adopted Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board (FASB) amended the existing accounting standards for revenue recognition. In August 2015, the FASB delayed the effective date of the amended accounting standard for revenue recognition by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. As such, the updated standard will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company is still evaluating the effect that the updated standard will have on the consolidated financial statements and related disclosures.

In September 2015, the FASB issued updated guidance on the accounting for purchase accounting adjustments determined during the measurement period (i.e. up to one year after the acquisition). The new guidance requires an acquirer to recognize such adjustments in the reporting period in which the adjustment amounts are determined. Previously, such adjustments were required to be recorded on a retrospective basis. The Company has elected to early adopt this guidance beginning in the third quarter 2015 on a prospective basis. The adoption of this guidance did not have a significant impact on the condensed consolidated financial statements.

In July 2015, the FASB issued authoritative guidance that requires inventory to be measured at the lower of cost and net realizable value instead of at lower of cost or market. This guidance does not apply to inventory that is measured using last-in, first out or the retail inventory method but applies to all other inventory including those measured using first-in, first-out or the average cost method. The authoritative guidance will be effective for the Company in the first quarter of fiscal 2018 and should be applied prospectively. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effect of this new guidance on the Company’s consolidated financial statements.

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

In November 2015, the FASB issued authoritative guidance on income taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective for us beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. The Company is currently evaluating the effect of this new guidance on the Company’s consolidated financial statements.

In February 2016, the FASB issued guidance on leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard is effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new standard on its consolidated financial statements.

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

Interest Rates

Our interest rate risk relates primarily to outstanding amounts under our New Term Loan and New Revolving Credit Facility which totaled $72.0 million (net of debt issuance costs) as of December 25, 2015, and carries interest rates pegged to either the prime rate or LIBOR. To reduce our exposure to potentially rising interest rates, on September 17, 2015, we entered into an interest rate swap with the Lenders, encompassing $20.0 million of the New Term Loan. The interest rate swap exchanges the variable interest rate component where LIBOR was at 0.48% as of December 25, 2015, with a fixed interest rate of 0.99% over the remaining term of the New Term Loan. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to forecasted variable interest payments.

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

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

To the Board of Directors and Stockholders of

Ultra Clean Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Ultra Clean Holdings, Inc. (the Company), as of December 25, 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year ended December 25, 2015. We also have audited the Company’s internal control over financial reporting as of December 25, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As discussed in Management’s Report on Internal Control Over Financial Reporting, on February 5, 2015, the Company acquired Marchi Thermal Systems, Inc. (Marchi) and on July 31, 2015 the Company acquired MICONEX s.r.o. (Miconex). For the purposes of assessing internal control over financial reporting, management excluded Marchi and Miconex, whose financial statements constitute 1.3% and 3.3% of the Company’s consolidated total assets (excluding $58.6 million of goodwill and intangible assets, net, which were integrated into the Company’s control environment), respectively, and 2.7% and 3.0% of consolidated net revenues as of and for the year ended December 25, 2015, respectively. Accordingly, our audit did not include the internal control over financial reporting of Marchi and Miconex. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultra Clean Holdings, Inc., as of December 25, 2015, and the consolidated results of its operations and its cash flows for the year ended December 25, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Ultra Clean Holdings, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 25, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

San Francisco, California

March 9, 2016

To the Board of Directors and Stockholders of

Ultra Clean Holdings, Inc.

Hayward, California

We have audited the accompanying consolidated balance sheet of Ultra Clean Holdings, Inc. and subsidiaries (the “Company”) as of December 26, 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 26, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ultra Clean Holdings, Inc. and subsidiaries as of December 26, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 26, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Jose, California

March 11, 2015

Ultra Clean Holdings, Inc.

Consolidated Balance Sheets

	December 25, 2015	December 26, 2014
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$50,103	$78,997
Accounts receivable, net of allowance of $158 and $81, respectively	59,148	61,817
Inventories	72,716	56,850
Deferred tax assets, net	—	3,777
Prepaid expenses and other	8,172	7,006

Total current assets	190,139	208,447

Equipment and leasehold improvements, net	17,267	10,841
Goodwill	85,248	55,918
Purchased intangibles, net	42,782	16,824
Deferred tax assets, net	—	3,445
Other non-current assets	717	667

Total assets	$336,153	$296,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$12,744	$9,541
Accounts payable	39,660	48,944
Accrued compensation and related benefits	6,536	5,308
Deferred rent, current portion	584	245
Other current liabilities	5,187	2,130

Total current liabilities	64,711	66,168

Bank borrowings, net of current portion	62,795	38,614
Deferred tax liability	4,519	105
Deferred rent and other liabilities	3,185	2,703

Total liabilities	135,210	107,590

Commitments and contingencies (See Note 12)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 32,279,429 and 29,562,338 shares issued and outstanding, in 2015 and 2014, respectively	32	30
Additional paid-in capital	176,280	153,141
Common shares held in treasury, at cost, 601,944 shares in 2015 and 2014, respectively	(3,337)	(3,337)
Retained earnings	27,986	38,718
Accumulated other comprehensive loss	(18)	—

Total stockholders’ equity	200,943	188,552

Total liabilities and stockholders’ equity	$336,153	$296,142

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Operations

	Fiscal Year Ended
	December 25,	December 26,	December 27,
	2015	2014	2013
	(In thousands, except per share amounts)
Sales	$469,103	$513,957	$444,022
Cost of goods sold	398,073	440,824	376,693

Gross profit	71,030	73,133	67,329

Operating expenses:
Research and development	9,578	7,067	5,543
Sales and marketing	11,499	10,432	9,831
General and administrative	44,112	37,450	36,047

Total operating expenses	65,189	54,949	51,421

Income from operations	5,841	18,184	15,908

Interest and other income (expense), net	(2,234)	(1,854)	(3,309)

Income before provision for income taxes	3,607	16,330	12,599
Income tax provision	14,339	4,973	2,175

Net income (loss)	$(10,732)	$11,357	$10,424

Net income (loss) per share:
Basic	$(0.34)	$0.39	$0.37
Diluted	$(0.34)	$0.38	$0.36
Shares used in computing net income (loss) per share:
Basic	31,564	29,301	28,346
Diluted	31,564	29,936	29,037

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
	December 25, 2015	December 26, 2014	December 27, 2013
Net income (loss)	$(10,732)	$11,357	$10,424

Other comprehensive income (loss):
Change in cumulative translation adjustment	(5)	—	—
Cash flow hedges:
Change in fair value of derivatives	23	—	—
Adjustment for net gain realized and included in net income	(36)	—	—

Total change in unrealized loss on derivative instruments	(13)	—	—

Other comprehensive loss	(18)	—	—

Comprehensive income (loss)	$(10,750)	$11,357	$10,424

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
	(in thousands, except share amounts)
Balance December 28, 2012	27,910,851	$28	$139,815	$16,937	—	$156,780
Issuance of restricted common stock	30,000	—	—	—	—	—
Issuance under employee stock plans	849,368	1	773	—	—	774
Amortization of stock-based compensation	—	—	4,685	—	—	4,685
Excess tax benefit from stock-based compensation	—	—	(140)	—	—	(140)
Employees’ taxes paid upon vesting of restricted stock units	(95,457)	—	(594)	—	—	(594)
Net income	—	—	—	10,424	—	10,424

Balance December 27, 2013	28,694,762	$29	$144,539	$27,361	$—	$171,929
Issuance of restricted common stock	47,000	—	—	—	—	—
Issuance under employee stock plans	919,446	1	1,939	—	—	1,940
Amortization of stock-based compensation	—	—	4,400	—	—	4,400
Excess tax benefit from stock-based compensation	—	—	284	—	—	284
Employees’ taxes paid upon vesting of restricted stock units	(98,870)	—	(1,358)	—	—	(1,358)
Net income	—	—	—	11,357	—	11,357

Balance December 26, 2014	29,562,338	$30	$149,804	$38,718	$—	$188,552
Issuance of restricted common stock	56,000	—	—	—	—	—
Issuance under employee stock plans	763,529	—	2,411	—	—	2,411
Amortization of stock-based compensation	—	—	3,660	—	—	3,660
Excess tax benefit from stock-based compensation	—	—	(77)	—	—	(77)
Employees’ taxes paid upon vesting of restricted stock units	(39,938)	—	(330)	—	—	(330)
Common stock issued for acquisitions	1,937,500	2	17,475	—	—	17,477
Net loss	—	—	—	(10,732)	—	(10,732)
Other comprehensive income	—	—	—	—	(18)	(18)

Balance December 25, 2015	32,279,429	$32	$172,943	$27,986	$(18)	$200,943

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 25, 2015	December 26, 2014	December 27, 2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(10,732)	$11,357	$10,424
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from disposal of fixed assets	—	—	329
Depreciation and amortization	4,728	3,004	3,119
Amortization of finite-lived intangibles	6,212	4,884	5,994
Amortization of debt issuance costs	829	529	487
Excess tax benefit from stock-based compensation	77	(284)	140
Stock-based compensation	3,660	4,400	4,685
Change in the fair value of the contingent earn out	(449)	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	5,818	5,633	(17,376)
Inventory	(8,329)	7,092	(9,133)
Prepaid expenses and other	(948)	(2,425)	(668)
Deferred income taxes	10,352	2,190	78
Other non-current assets	(24)	(84)	(53)
Accounts payable	(12,593)	(5,186)	30,644
Accrued compensation and related benefits	798	(422)	1,119
Income taxes payable	(77)	284	(141)
Other liabilities	1,604	(613)	283

Net cash provided by operating activities	926	30,359	29,931

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(10,152)	(5,334)	(2,963)
Acquisition of businesses, net of cash acquired	(45,064)	—	—
Proceeds from disposal of equipment and leasehold improvements	—	191	96

Net cash used in investing activities	(55,216)	(5,143)	(2,867)

Cash flows from financing activities:
Proceeds from bank borrowings	79,212	48,500	63,000
Proceeds from issuance of common stock	2,411	1,940	774
Principal payments on bank borrowings	(55,205)	(56,000)	(84,000)
Payments of debt issuance costs	(611)	—	—
Excess tax benefit from stock-based compensation	(77)	284	(140)
Employees’ taxes paid upon vesting of restricted stock units	(331)	(1,358)	(594)

Net cash provided by (used in) financing activities	25,399	(6,634)	(20,960)

Effect of exchange rate changes on cash and cash equivalents	(3)	—	—

Net increase (decrease) in cash	(28,894)	18,582	6,104
Cash and cash equivalents at beginning of year	78,997	60,415	54,311

Cash and cash equivalents at end of year	$50,103	$78,997	$60,415

Supplemental cash flow information:
Income taxes paid	$2,900	$3,525	$1,578
Income tax refunds	$622	$1,356	$22
Interest paid	$2,163	$2,035	$2,238
Non-cash investing and financing activities:
Fair value of common shares issued for acquisition	$17,661	$—	$—
Fair value of earn-out payments related to Miconex acquisition	$1,280	$—	$—
Restricted stock issued	$2,950	$7,190	$3,584
Equipment and leasehold improvements purchased included in accounts payable	$153	$348	$180

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements

1. Organization and Significant Accounting Policies

Organization — Ultra Clean Holdings, Inc. (the “Company” or “UCT”) was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Service, Inc. Ultra Clean Technology Systems and Service, Inc. was founded in 1991 by Mitsubishi Corporation and was operated as a subsidiary of Mitsubishi until November 2002, when it was acquired by UCT. UCT became a publicly traded company in March 2004. In June 2006, the Company completed the acquisition of Sieger Engineering, Inc. to enhance its position as a subsystem supplier to the semiconductor, research, flat panel, energy and medical equipment industries. Ultra Clean Technology (Shanghai) Co., Ltd (UCTS) and Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. (UCME) were established in 2005 and 2007, respectively, to facilitate the Company’s operations in China. In December 2015, UCTS merged into UCME. Ultra Clean Asia Pacific, Pte, Ltd. (Singapore) was established in fiscal year 2008 to facilitate the Company’s operations in Singapore. In July 2012, UCT acquired American Integration Technologies LLC (“AIT”) to add to the Company’s existing customer base in the semiconductor and medical spaces and to provide additional manufacturing capabilities. In November 2014, the Company launched Prototype Asia, its 3D printing business in Singapore, to develop additive manufacturing capabilities for the Company’s customer base. In February 2015, UCT acquired Marchi Thermal Systems, Inc. (“Marchi”), a designer and manufacturer of specialty heaters, thermocouples and temperature controllers. Marchi delivers flexible heating elements and thermal solutions to our customers. The Company believes heaters are increasingly critical in equipment design for the most advanced semiconductor nodes. In July 2015, UCT acquired MICONEX s.r.o. (“Miconex”), a privately-held provider of advanced precision fabrication of plastics, primarily for the semiconductor industry that, initially, is expected to expand the Company’s capabilities with existing customers.

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

Foreign Currency Translation and Remeasurement — The Company has one foreign subsidiary whose functional currency is not its local currency or the U.S. dollar. The Company remeasures the monetary assets and liabilities of this subsidiary into its functional currency. Gains and losses from these remeasurements are recorded in interest and other income (expense), net. The Company then translates the assets and liabilities of this subsidiary into the U.S. dollar. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income (AOCI) within stockholders’ equity. For the Company’s foreign subsidiaries where the U.S. dollar is the functional currency, any gains and losses resulting from the translation of the assets and liabilities of these subsidiaries are recorded in interest and other income (expense), net.

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

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Significant sales to customers — The Company’s most significant customers (having accounted for 10% or more of annual sales) and their related sales as a percentage of total sales for each of the previous three years, were as follows:

	Fiscal Year Ended
	2015	2014	2013
Lam Research Corporation	50.6%	38.0%	33.3%
Applied Materials, Inc.	26.4	22.8	34.7
ASM International, Inc.	— *	14.9	12.6

Total	77.0%	75.7%	80.6%

*Total sales for the period are below 10%.

Three customers’ accounts receivable balances: Lam Research Corporation, Applied Materials, Inc. and ASM International, Inc., were individually greater than 10% of accounts receivable as of December 25, 2015 and December 26, 2014 and, in the aggregate, represented approximately 84.6% and 74.0% of accounts receivable at December 25, 2015 and December 26, 2014, respectively.

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

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	December 25, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market fund deposits	$640	$640	$—	$—
Other liabilities:
Interest rate swap	$23	$—	$23	$—
Contingent earn-out liability	$831	$—	$—	$831

		Fair Value Measurement at Reporting Date Using
Description	December 26, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market fund deposits	$14,396	$14,396	$—	$—

Derivative Financial Instruments — The Company recognizes derivative instruments as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. The Company records changes in the fair value of the derivatives in the accompanying Consolidated Statements of Income as interest and other income, net, or as a component of AOCI in the accompanying Consolidated Balance Sheets.

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

At December 25, 2015 and December 26, 2014, inventory balances were $72.7 million and $56.9 million, respectively, net of reserves of $5.7 million and $6.5 million, respectively. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specific identified inventory in excess of estimated usage. Inventory write-downs were $2.4 million in the year ended December 25, 2015, $4.6 million, including $2.6 million of inventory written off as part of the GTAT bankruptcy in the third quarter of 2014 in the year ended December 26, 2014 and $1.5 million in the year ended December 27, 2013.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

During the quarter ended December 25, 2015, the Company performed a twelve quarter analysis of its U.S. cumulative pretax profit position as of December 25, 2015 and, weighing both positive and negative evidence, determined that it is more likely than not that the Company will not have the ability to generate sufficient taxable income over the foreseeable future to realize its U.S. federal and state net deferred tax assets. Therefore, during the quarter ended December 25, 2015, the Company has concluded that a valuation allowance is required on its U.S. federal net deferred tax assets. Additionally, the Company concluded that the valuation allowance on its California and Oregon state net deferred tax assets in the amount of $2.8 million, as previously recorded in fiscal 2014, was still appropriate. The Company also concluded that a valuation allowance on the remaining state net deferred tax assets was required. The resulting charge to income tax expense was $15.6 million. The total U.S. federal and state valuation allowance as of December 25, 2015 was $18.4 million.

During the fourth quarter of fiscal 2015 we recorded a full valuation allowance on the deferred assets of one of our Singapore subsidiaries in the amount of $0.3 million.

During the quarter ended December 25, 2015, the Company finalized the restructuring of certain of its operations in China. This restructuring resulted in our ability to use certain net operating loss carryforwards, and, accordingly, the Company concluded that a previously accrued valuation allowance was no longer required, resulting in an income tax benefit of $2.1 million.

The Company’s ability to realize deferred tax assets depends on its ability to generate sufficient taxable income within the carryback or carry forward periods. In assessing the Company’s future taxable income, the

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Company considered all sources of future taxable income available to realize its deferred tax assets, including the taxable income from future reversal of existing temporary differences, carry forwards, taxable income in carryback years and tax-planning strategies. If changes occur in the assumptions underlying the Company’s tax planning strategies or in the scheduling of the reversal of its deferred tax liabilities, the valuation allowance may need to be adjusted in the future.

The Company had a total valuation allowance on its net deferred tax assets in the amount of $18.7 million and $4.2 million as of December 25, 2015 and December 26, 2014, respectively.

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

Stock-based compensation expense includes compensation costs related to estimated fair values of stock options, units and awards granted. Stock-based compensation expense from stock options, restricted stock units and stock awards and the related income tax benefit recognized were $3.7 million and $0.5 million, respectively, for fiscal year 2015, $4.4 million and $1.3 million, respectively, for fiscal year 2014 and $4.7 million and $0.8 million, respectively, for fiscal year 2013.

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

The exercise price of each stock option equals the market price of the Company’s stock on the date of grant. There were no employee stock option grants by the Company for years 2015, 2014 and 2013. Generally, options vest over four years and expire no later than ten years from the grant date. During fiscal years 2015, 2014 and 2013, the Company recorded $3.2 million, $3.1 million and $3.9 million, respectively, of stock-based compensation expense, net of tax, associated with employee and director stock plans and employee stock purchase plan programs. As of December 25, 2015, there was $5.6 million, net of forfeitures of $1.4 million, of unrecognized compensation cost related to employee and director stock which is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.91 years, and will be adjusted for subsequent changes in estimated forfeitures and future grants.

Total stock-based compensation during the fiscal years 2015, 2014 and 2013, respectively, to various expense categories was as follows (in thousands):

	Year Ended
	December 25, 2015	December 26, 2014	December 27, 2013
Cost of goods sold (1)	$1,175	$1,195	$1,197
Sales and marketing	414	428	474
Research and development	202	156	290
General and administrative	1,869	2,621	2,724

	3,660	4,400	4,685
Income tax benefit	(487)	(1,342)	(810)

Net stock-based compensation expense	$3,173	$3,058	$3,875

(1)	Stock-based compensation expenses capitalized in inventory for fiscal years 2015, 2014 and 2013 were considered immaterial.

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

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

At the end of fiscal years 2015, 2014 and 2013, the Company assessed the useful lives of its long-lived assets, including property, plant and equipment as well as its intangible assets and concluded that no impairment was required.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) amended the existing accounting standards for revenue recognition. In August 2015, the FASB delayed the effective date of the amended accounting standard for revenue recognition by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. As such, the updated standard will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company is still evaluating the effect that the updated standard will have on the consolidated financial statements and related disclosures.

In September 2015, the FASB issued updated guidance on the accounting for purchase accounting adjustments determined during the measurement period (i.e. up to one year after the acquisition). The new guidance requires an acquirer to recognize such adjustments in the reporting period in which the adjustment amounts are determined. Previously, such adjustments were required to be recorded on a retrospective basis. The Company has elected to early adopt this guidance beginning in the third quarter 2015 on a prospective basis. The adoption of this guidance did not have a significant impact on the condensed consolidated financial statements.

In July 2015, the FASB issued authoritative guidance that requires inventory to be measured at the lower of cost and net realizable value instead of at lower of cost or market. This guidance does not apply to inventory that is measured using last-in, first out or the retail inventory method but applies to all other inventory including those measured using first-in, first-out or the average cost method. The authoritative guidance will be effective for the Company in the first quarter of fiscal 2018 and should be applied prospectively. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effect of this new guidance on the Company’s consolidated financial statements.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

In November 2015, the FASB issued authoritative guidance on income taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective for us beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. The Company is currently evaluating the effect of this new guidance on the Company’s consolidated financial statements.

In February 2016, the FASB issued guidance on leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard is effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new standard on its consolidated financial statements.

2. Financial Instruments

Cash Equivalents

The Company has an overnight sweep account invested in money market funds with maturities of less than 90 days from purchase and is thus classified as cash and cash equivalents on the Company’s balance sheet. These money market funds had a carrying value and fair value of $0.6 million and $14.4 million at December 25, 2015 and December 26, 2014, respectively, based on Level 1 inputs.

Derivative Financial Instruments

A subsidiary of the Company, Miconex, utilizes foreign currency forward contracts with a local financial institution to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company also uses certain interest rate derivative contracts to hedge interest rate exposures on existing floating rate debt. The Company classifies its foreign currency and interest rate derivative contracts primarily within Level 2 of the fair-value hierarchy discussed in Note 1of the Company’s Condensed Consolidated Financial Statements as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company do not use derivatives for speculative or trading purposes.

Cash Flow Hedges

In September 2015, the Company entered into an interest rate swap with East West and City National banks with a notional amount of $20.0 million pursuant to which the Company pays the counterparty a fixed rate of 0.99% and receives interest at a variable rate equal to the LIBOR rate the Company is required to pay under its term loan, or 0.48%, as of December 25, 2015. This interest rate swap effectively locks in a fixed interest rate of 3.49% on $19.3 million of the $36.3 million term loan as of December 25, 2015, with a decreasing notional amount based on prorated quarterly principal payments over the remaining period of the term loan. Gains or losses on the effective portion of a cash flow hedge are reflected as a component of AOCI and subsequently recorded to interest income (expense) when the hedged transactions are realized. If the hedged transactions

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

become probable of not occurring, the corresponding amounts in AOCI would be immediately reclassified to interest and other income, net. As of December 25, 2015, the effective portion of the Company’s cash flow hedge before tax effect was $23 thousand, of which $23 thousand is expected to be reclassified from AOCI into earnings within the next 12 months.

Non-Designated Derivatives

Miconex interest swap to convert the variable interest rates on Miconex debt to fixed rates with a total notional amount of $0.5 million is not designated as hedging instruments. The Company recognizes gains and losses on this contract, as well any related costs in interest and other income (expense), net.

The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value (in thousands) as of December 25, 2015. There were no derivative instruments as of December 26, 2014.

		December 25, 2015
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative liabilities:
Level 2:
Interest rate swap	Deferred rent and other liabilities	$23	$10	$33

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) is summarized below (in thousands):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect (Effective Portion)
	Twelve Months Ended
	December 25, 2015	December 26, 2014
Derivatives in Cash Flow Hedging Relationship
Interest rate swap	$(55)	$—

	Gains Reclassified from AOCI into Income (Effective Portion)
		Twelve Months Ended
	Income Statement Location	December 25, 2015	December 26, 2014
Derivatives in Cash Flow Hedging Relationship
Interest rate swap	Interest and other income (expense), net	$(39)	$—

There were no gains (losses) recognized in income on derivatives that are excluded from the effectiveness testing and ineffective portion of the cash flow hedge for the fiscal year ended December 25, 2015 and December 26, 2014.

The effect of derivative instruments not designated as hedging instruments on income for the fiscal year ended December 25, 2015 and December 26, 2014 is immaterial to the financial statements.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

3. Balance Sheet Information

Inventories consisted of the following (in thousands):

	December 25, 2015	December 26, 2014
Raw materials	$57,321	$45,294
Work in process	17,954	14,103
Finished goods	4,561	3,922

	79,836	63,319
Reserve for excess and obsolete	(7,120)	(6,469)

Total	$72,716	$56,850

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	December 25, 2015	December 26, 2014
Computer equipment and software	$10,308	$9,299
Furniture and fixtures	3,201	2,582
Machinery and equipment	16,253	10,774
Leasehold improvements	16,119	12,847

	45,881	35,502
Accumulated depreciation	(28,614)	(24,661)

Total	$17,267	$10,841

4. Acquisitions

Miconex

On July 31, 2015, the Company acquired 100.0% of the shareholding interest of Miconex, a limited liability company incorporated under the laws of the Czech Republic and a provider of advanced precision fabrication of plastics, primarily for the semiconductor industry. This acquisition is expected to expand the Company’s capabilities with existing customers. Pursuant to the purchase agreement, the Company paid $15.6 million in cash and issued 500,000 shares of the Company’s common stock. In addition, the former owners of Miconex are entitled to up to $4.0 million of potential cash “earn-out” payments over a two-year period following closing, based on Miconex’s achievement of specified performance targets based on earnings before interest and taxes pursuant to the provisions of the purchase agreement. The preliminary estimated acquisition price of Miconex for purposes of the Company’s preliminary purchase price allocation was determined to be $20.7 million, which includes the cash payment of $15.6 million, the stock consideration valued at $3.8 million and the fair value of the potential earn-out payments of approximately $1.3 million.

The fair value of the common stock issued was determined based on the average of the high and low trading prices per share of the Company’s common stock on the acquisition date of approximately $7.64 per share. The fair value of the earn-out payments at the acquisition date was determined providing risk adjusted earnings projections using the Monte Carlo Simulation. These inputs are not observable in the market and thus represent a Level 3 measurement as discussed in Note 1 of the Company’s Consolidated Financial Statements. During the fourth quarter of fiscal year 2015, the Company reassessed the fair value of the earn-out payments, reducing the fair value from $1.3 million at the end of the third quarter of fiscal year 2015 to $0.8 million as of December 25, 2015. The reduction of $0.5 million was recorded as other income.

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

The primary areas of the preliminary purchase price allocation of Miconex yet to be finalized relate to the fair value of income and non-income based taxes and residual goodwill.

During the measurement period, which can be no more than one year from the date of acquisition, we expect to continue to obtain information to assist us in determining the final fair value of the net assets acquired at the acquisition date. The preliminary purchase price for this acquisition has been allocated as follows:

Fair Market Values (in thousands)
Cash and cash equivalents	$239
Accounts receivable	3,065
Inventories	6,198
Deferred tax assets	196
Prepaid expenses and other	214
Equipment and leasehold improvements	428
Goodwill	10,950
Purchased intangible assets	8,800

Total assets acquired	30,090
Bank borrowings	(3,027)
Accounts payable	(3,509)
Accrued compensation and related benefits	(432)
Other current liabilities	(576)
Deferred tax liability	(1,856)
Other liabilities	(24)

Total liabilities assumed	(9,424)

Purchase price allocated	$20,666

	Useful Life	Purchased Intangible Assets
	(In years)	(In thousands)
Customer relationships	7.5	$8,800

Goodwill is not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Although goodwill is not amortized for financial accounting purposes, it is amortized in its entirety for tax purposes over fifteen years.

The results of operations for the Company for the fiscal period ended December 25, 2015 include five months of operating activity for Miconex. Net sales of approximately $14.2 million and operating income of approximately $2.0 million attributable to Miconex were included in the consolidated results of operations. For

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

the fiscal year ended December 25, 2015, results of operations included charges of $0.5 million attributable to amortization of purchased intangible assets and $0.4 million of deal costs associated with the acquisition. Deal costs are included in general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations.

Marchi

On February 5, 2015, the Company acquired 100.0% of the shareholding interest of Marchi, a designer and manufacturer of specialty thermocouples, heaters and temperature controllers, for approximately $29.9 million in cash and 1,437,500 shares of newly issued common stock for a total purchase price of approximately $43.7 million. In addition, the Company incurred approximately $0.2 million of costs related to the acquisition. The Company completed this acquisition primarily in order to expand its capabilities with existing customers and to bring the Company closer to the customer in the design stage of new products and next generation equipment. The Company financed the cash portion of the acquisition by borrowing a total of $29.7 million under a new Credit Agreement. See further discussion of the borrowing arrangements in Note 6 to the Company’s Consolidated Financial Statements.

The Company allocated the preliminary purchase price of Marchi to the tangible assets, liabilities and identifiable intangible assets acquired, based on their estimated fair values. The excess of purchase price over the aggregate fair value was recorded as goodwill. Goodwill associated with the Marchi acquisition is primarily attributable to the future technology, market presence and knowledgeable and experienced workforce. The fair value assigned to identifiable intangible assets acquired was determined using the income approach taking into account the Company’s consideration of a number of inputs, including an independent third party analysis that was based upon estimates and assumptions provided by the Company. These estimates and assumptions were determined through established and generally accepted valuation techniques. The estimated fair value of the tangible and intangible assets acquired was allocated at Marchi’s acquisition date. The primary areas of the preliminary purchase price allocation of Marchi that are not yet finalized relate to the fair values of non-income based taxes and residual goodwill.

The preliminary purchase price for this acquisition has been allocated as follows:

Fair Market Values (in thousands)
Inventories	$1,297
Equipment and leasehold improvements	767
Goodwill	18,380
Purchased intangible assets	23,370
Other non-current assets	26

Total assets acquired	43,840
Other liabilities	(100)

Total liabilities assumed	(100)

Purchase price allocated	$43,740

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

	Useful Life	Purchased Intangible Assets
	(In years)	(In thousands)
Customer relationships	10	$9,900
Trade name	6	1,170
Intellectual properties/know-how	8 -12	12,300

Total purchased intangible assets		$23,370

The results of operations for the Company for fiscal year ended December 25, 2015 include eleven full months of operating activity for Marchi. Net sales of approximately $12.9 million and operating income of approximately $4.8 million attributable to Marchi were included in the consolidated results of operations. For the fiscal year ended December 25, 2015, results of operations included charges of $2.4 million attributable to amortization of purchased intangible assets and $0.2 million of deal costs associated with the acquisition. Deal costs are included in general and administrative expenses in the Company’s consolidated results of operations.

The following unaudited pro forma consolidated results of operations assume the Marchi and Miconex acquisitions were completed as of the beginning of the year of the reporting periods presented (in thousands, except per share amounts):

	Year Ended
	December 25, 2015	December 26, 2014
Net sales	$490,927	$562,918
Net income (loss)	$(9,161)	$13,371
Basic earnings (loss) per share	$(0.29)	$0.43
Diluted earnings (loss) per share	$(0.29)	$0.42

The unaudited pro forma results above include adjustments related to the purchase price allocation and financing of the Marchi and Miconex acquisitions, primarily to increase amortization for the identifiable intangible assets, to increase interest expense for the additional debt incurred to complete the acquisition of Marchi, to reflect the related income tax effect of the pro forma adjustments and to adjust weighted shares issued as part of the acquisitions. The unaudited pro forma results for the year ended December 25, 2015 include acquisitions related costs of $0.6 million which are not expected to occur in future quarters. The unaudited pro forma condensed combined financial information has been prepared by management for illustrative purposes only and are not necessarily indicative of the condensed consolidated financial position or results of income in future periods or the results that actually would have been realized had UCT, Marchi and Miconex been a combined company during the specified periods. The unaudited pro forma condensed combined financial information does not reflect any operating efficiencies and/or cost savings that we may achieve with respect to the combined companies, or any liabilities that may result from integration activities.

5. Goodwill and Purchased Intangible Assets

The Company’s methodology for allocating the purchase price relating to purchase acquisitions is determined through established and generally accepted valuation techniques. Goodwill is measured as the excess of the cost of the acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the carrying value of a reporting unit

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

exceeds its fair value, the Company would then perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the Company determines that the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company would record an impairment charge equal to the difference. The process of evaluating the potential impairment of goodwill and intangible assets requires significant judgment. The Company regularly monitors current business conditions and other factors including, but not limited to, adverse industry or economic trends and lower projections of profitability that may impact future operating results.

As part of the Company’s annual testing of goodwill impairment, in the fourth quarter of fiscal 2015, the Company performed the two-step impairment test of the Company’s three reporting units for potential impairment. The Company utilized the discounted cash flow method of the income approach to estimate the fair values of each of the reporting units. The estimates used in the impairment testing were consistent with the discrete forecasts that the Company uses to manage its business, and, additionally, considered the developments that occurred since the dates of the acquisitions. Under the discounted cash flow method, cash flows beyond the discrete forecasts were estimated using terminal growth rates ranging from 4.0%—6.5%, which are considered to be the long-term earnings growth rates specific to the reporting units. The estimated future cash flows were discounted to present value using discount rates between 15.0%—20.0% that were the value-weighted average of the reporting units’ estimated cost of equity and debt derived using both known and estimated market metrics. These discount rates were adjusted to reflect risk factors that considered both the timing and risks associated with the estimated cash flows for each of the respective reporting units. The tax rates used in the discounted cash flows reflected the international structure currently in place, which is consistent with the market participant perspective. The Company then allocated the fair values of the reporting units to the assets and liabilities of each of the reporting units. Based on the Company’s analyses, the Company concluded that the fair value of each of the reporting units was greater than their carrying amount, including goodwill, and, therefore, the second step of the goodwill impairment test was not required. The estimated fair value for all the reporting units was $224.0 as of December 25, 2015. The percentage of fair value over the carrying value of the Company’s reporting unit A, B, and C were 4.4%, 13.9% and 11.2%, respectively as of December 25, 2015.

Details of aggregate goodwill of the Company from inception through December 25, 2015 and December 26, 2014 are as follows (in thousands):

	Gross Amount	Accumulated Impairment*	Net Carrying Amount
Year Ended December 25, 2015
Goodwill	$119,291	$(34,043)	$85,248
Year Ended December 26, 2014
Goodwill	$89,961	$(34,043)	$55,918

*	Represents goodwill recorded for UCT in 2002 and Sieger Engineering in 2006, which was fully impaired in prior years.

Details of goodwill and other intangible assets were as follows (in thousands):

	December 25, 2015			December 26, 2014
	Goodwill	Intangible Assets	Total	Goodwill	Intangible Assets	Total
Carrying amount	$85,248	$42,782	$128,030	$55,918	$16,824	$72,742

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

Details of purchased intangible assets were as follows (in thousands):

	As of December 25, 2015			As of December 26, 2014
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Useful Life (in years)
AIT
Customer relationships	$19,000	$(15,298)	$3,702	$19,000	$(13,011)	$5,989	7
Tradename	1,900	(1,900)	—	1,900	(1,081)	819	6
Intellectual property/know-how	1,600	(800)	800	1,600	(571)	1,029	7
Marchi
Customer relationships	9,900	(907)	8,993	—	—	—	10
Tradename	1,170	(217)	953	—	—	—	6
Intellectual property/know-how	12,300	(1,264)	11,036	—	—	—	8-12
Miconex
Customer relationships	8,800	(489)	8,311	—	—	—	7.5
UCT
Tradename	8,987	—	8,987	8,987	—	8,987

Total	$63,657	$(20,875)	$42,782	$31,487	$(14,663)	$16,824

The Company amortizes its tradenames for AIT and Marchi and customer relationships intangible asset for AIT using an accelerated method over the estimated economic life of the assets, ranging from 6 to 7 years. The Company amortizes its intellectual property/know-how and customer relationships intangible assets for Marchi and Miconex on a straight-line basis with an estimated economic life of the assets ranging from 7 to 12 years. Amortization expense was approximately $6.2 million for the year ended December 25, 2015, $4.9 million for the year ended December 26, 2014 and $6.0 million for the year ended December 27, 2013.

In the fourth quarter of 2015, the Company wrote off the remaining book value of the tradename intangible acquired from AIT of $0.5 million as the Company no longer believes the AIT name has value. The Company also carries a UCT trade-name intangible asset of $9.0 million as a result of a previous acquisition. The Company concluded that the UCT trade-name intangible asset life is indefinite and is therefore not amortized. The Company concluded that the UCT trade-name as of December 25, 2015 is not impaired as there were no new events or changes in circumstances that indicate that its carrying amount may not be recoverable.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

As of December 25, 2015, future estimated amortization expense is expected to be as follows:

Amortization Expense
(in thousands)
2016	$5,758
2017	4,924
2018	4,582
2019	4,210
2020	3,682
2021 and thereafter	10,639

Total	$33,795

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

The New Term Loan must be repaid in consecutive quarterly installments of $1.25 million for the first four installments and $2.9 million for the remaining twelve installments, with the first payment made on March 31, 2015, and with the balance of the outstanding principal amount of the New Term Loan due at the final maturity, which is February 2, 2019. The New Revolving Credit Facility is available for the four year period beginning on February 2, 2015. The Credit Agreement includes customary representations, warranties, covenants and events of default. The Company and certain of its subsidiaries have agreed to secure all of their obligations under the Credit Agreement by granting a first priority lien in substantially all of their respective personal property assets (subject to certain exceptions and limitations).

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

As of December 25, 2015, the interest rates on the outstanding New Term Loan and New Revolving Credit facility were 2.98% (2.5% fixed and 0.48% variable based on LIBOR) and 3.5% fixed, respectively. In order to manage interest rate risk on the variable component of the New Term Loan the Company entered into an interest rate swap with the Lenders in September 2015 with a total notional amount of $20.0 million pursuant to which the Company pays the counterparty a fixed rate of 0.99% and receives interest at a variable rate equal to the LIBOR rate the Company is required to pay under its New Term Loan, or 0.48%, as of December 25, 2015. This interest rate swap effectively locks in a fixed interest rate of 3.49% on $19.3 million of the $36.3 million term loan balance outstanding as of December 25, 2015, with a decreasing notional amount based on prorated quarterly principal payments over the remaining period of the term loan.

The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00 starting with the end of the first quarter of fiscal 2015 and a consolidated leverage ratio (as defined in the Credit Agreement) no greater than 3.5 to 1.00 starting with the end of the first quarter of fiscal 2015. The Credit Agreement also includes other customary affirmative and negative covenants. In December 2015, the Credit Agreement was amended to add a covenant requiring the Company to maintain a cash balance of $35.0 million at the end of each quarter. The Company was in compliance with all covenants for the quarter ended December 25, 2015.

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

As of December 25, 2015, the Company has outstanding amounts under the New Term Loan and New Revolving Credit Facility of $36.3 million and $36.2 million, respectively, which are gross of unamortized debt issuance costs of $0.5 million, for a total debt balance with this credit facility of $72.0 million. In addition, the Company has $3.6 million of bank debt under a credit facility in the Czech Republic, with interest rates ranges from 1.3% to 2.3% and a variable based on Euro Interbank Offered Rate and due dates from 2015 to 2020. As of December 25, 2015, the Company’s total outstanding debt was $76.1 million.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

7. Income Taxes

U.S. and foreign components of income before income taxes were (in thousands):

	Year Ended
	December 25, 2015	December 26, 2014	December 27, 2013
U.S. operations	$(10,910)	$(452)	$(906)
Foreign operations	14,517	16,782	13,505

Total pretax income	$3,607	$16,330	$12,599

The provision for income taxes consisted of the following (in thousands):

	Year Ended
	December 25, 2015	December 26, 2014	December 27, 2013
Current:
Federal	$(52)	$(451)	$201
State	158	118	89
Foreign	3,777	2,839	1,675

Total current	3,883	2,506	1,965

Deferred:
Federal	12,043	(404)	(252)
State	714	2,722	28
Foreign	(2,301)	149	434

Total deferred	10,456	2,467	210

Total provision	$14,339	$4,973	$2,175

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Significant components of net deferred tax assets and deferred tax liabilities for federal and state income taxes were as follows (in thousands):

	Year Ended
	December 25, 2015	December 26, 2014
Net current deferred tax asset:
Inventory valuation and basis difference	$2,999	$3,243
Other accrued expenses	1,017	2,291
State taxes	50	42

	4,066	5,576
Valuation allowance	(2,819)	(1,486)

Net current deferred tax asset (liability)	1,247	4,090
Net non-current deferred tax asset:
Deferred rent	69	15
Other accrued expenses	2,850	2,090
Depreciation	1,697	1,465
Intangibles	3,799	4,306
Net operating losses	7,281	1,934
Others	20	—

	15,716	9,810
Valuation allowance	(15,904)	(2,686)

Net non-current deferred tax asset (liability)	(188)	7,124

Total deferred tax asset (liability)	1,059	11,214
Current deferred tax liability:
Undistributed earnings	(507)	(526)
Non-current deferred tax liability:
Goodwill	(5,649)	(3,741)

Net deferred tax asset (liability)	$(5,097)	$6,947

The effective tax rate differs from the U.S. federal statutory tax rate as follows:

	Year Ended
	December 25, 2015	December 26, 2014	December 27, 2013
Federal income tax provision at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	(3.1)%	0.2%	0.6%
Effect of foreign operations	(92.2)%	(17.5)%	(20.2)%
Valuation allowance	445.8%	11.3%	—%
Acquisition related costs	8.3%	—%	—%
Other	4.7%	2.5%	2.9%

Effective Tax Rate	397.5%	30.5%	17.3%

The Company earns a significant amount of its operating income outside the United States, which is deemed to be indefinitely reinvested in foreign jurisdictions. As a result, most of the Company’s cash and cash equivalents is held by foreign subsidiaries. The Company currently does not intend nor foresee a need to

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

repatriate these funds to the U.S. The Company expects existing domestic cash and cash flows from operations to continue to be sufficient to fund its domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If the Company should require more capital in the U.S. than is generated by its domestic operations, for example to fund significant discretionary activities such as business acquisitions, the Company could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or dilution of our earnings. The Company has borrowed funds domestically and continues to believe it has the ability to do so at reasonable interest rates. The Company does not provide for U.S. taxes on its undistributed earnings of foreign subsidiaries that it intends to invest indefinitely outside the U.S., unless such taxes are otherwise required under U.S. tax law. In 2014, the Company determined that a portion of the current year earnings of one of its China subsidiaries may be remitted in the future to one of its foreign subsidiaries outside of mainland China and, accordingly, the Company provided for the related withholding taxes in its consolidated financial statements. If the Company changes its intent to reinvest its undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previous anticipated remaining unremitted foreign earnings, the Company could be required to accrue or pay U.S. taxes on some or all of these undistributed earnings. As of December 25, 2015, the Company had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $69.3 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Balance as of December 27, 2013	$165
Increases related to prior year tax positions	—
Increases related to current year tax positions	205
Releases due to settlements	(14)

Balance as of December 26, 2014	356
Increases related to prior year tax positions	—
Increases related to current year tax positions	17
Expiration of the statute of limitations for the assessment of taxes	(36)

Balance as of December 25, 2015	$337

The Company’s gross liability for unrecognized tax benefits as of December 25, 2015 and December 26, 2014 was $0.4 million and $0.4 million, respectively. Increases or decreases to interest and penalties on uncertain tax positions are included in the income tax provision in the Consolidated Statements of Operations. Interest related to uncertain tax positions for the periods ended December 25, 2015, December 26, 2014 and December 27, 2013 was considered to be de minimis. Although it is possible some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

Tax attributes related to equity award windfall deductions are not recorded until they result in a reduction of cash tax payable. As of December 25, 2015, the benefit of the federal net operating losses from windfall deductions were excluded from the deferred tax asset balance as of December 25, 2015. As of December 25, 2015, the benefit of federal and California net operating loss deductions of $1.4 and $0.2 million, respectively, will be recorded to additional paid-in capital when it reduces cash taxes payable.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

As of December 25, 2015, the Company had federal and California net operating loss carryforwards (“NOLs”) of approximately $15.0M and $18.6M, respectively. The federal NOLs begin expiring after 2034 and the California NOLs begin expiring after 2028.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company’s 2012 through 2014 federal income tax returns are open to audit through the statute of limitations by the Internal Revenue Service. The Company’s 2011 through 2014 state income tax returns are open to audit by the California Franchise Tax Board. The Company is also subject to examination in various other jurisdictions for various periods.

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

The stockholders of the Company approved amendments to the Company’s 2003 Stock Incentive Plan, which included an increase in shares available for issuance by 1,500,000 and 3,100,000 common shares which are more fully described in the Company’s definitive proxy statements filed on April 23, 2010 and May 27, 2013, respectively. At December 25, 2015, 1,744,879 shares were available for future grants under the 2003 Incentive Plan.

Option activity under the 2003 Incentive Plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding, December 28, 2012	1,514,113	$6.98	4.02	$1,445
Exercised	(266,296)	2.28
Cancelled	(38,698)	11.76

Outstanding, December 27, 2013	1,209,119	$7.86	2.86	$3,976
Exercised	(343,947)	5.11
Cancelled	(11,621)	14.40

Outstanding, December 26, 2014	853,551	$8.87	1.35	$1,798
Exercised	(339,303)
Cancelled	(198,600)

Outstanding, December 25, 2015	315,648	$10.02	2.06	$216

Options exercisable and expected to vest, December 25, 2015	315,648	$10.02	2.06	$216

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information with respect to options outstanding and exercisable at December 25, 2015:

Range of Exercise Price	Shares Outstanding	Weighted Average Remaining Average Life (Years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$1.17 – 3.96	117,691	3.54	$3.54	117,691	$3.54
$6.55 – 8.61	10,000	0.51	8.02	10,000	0.51
$8.94 – 14.08	52,282	0.94	12.41	52,282	12.41
$14.31 – 14.90	135,675	1.33	14.88	135,675	14.88

Grand Total	315,648	2.06	$10.02	315,648	$10.02

For the fiscal years 2015, 2014 and 2013, the intrinsic value of the Company’s exercised stock options was $0.2 million, $1.8 million and $1.6 million respectively. For the fiscal years 2015, 2014 and 2013, the Company’s vested share recognized expense was zero, zero and $0.3 million, respectively. There was no stock-based compensation expense for fiscal year 2015 and 2014 attributable to stock options as all outstanding options were fully vested at the beginning of the 2014 fiscal year.

Restricted Stock Units and Restricted Stock Awards — In fiscal years 2015, 2014 and 2013, the Company granted 56,000, 47,000 and 30,000 shares, respectively, of common stock to its board members under the 2003 Incentive Plan. These Restricted Share Awards (RSAs) vest on the earlier of 1) the next Annual Shareholder Meeting, or 2) 365 days from date of grant. The total unamortized expense of the Company’s unvested RSAs as of December 25, 2015, is approximately $0.1 million. During the first quarter of fiscal year 2008, the Company began granting stock awards in the forms of Restricted Stock Units (RSUs) and Performance Stock Units (PSUs) to its employees as part of the Company’s long term equity compensation plan. These stock awards are granted to employees with a unit purchase price of zero dollars and typically vest over three years, subject to the employee’s continued service with the Company and, in the case of PSUs, subject to achieving certain performance goals. The expected cost of the grant is recognized over the service period, and is reduced for estimated forfeitures and, in the case of PSUs, is reduced based on estimated achievement of performance goals. During the year ended December 25, 2015, the Company approved and granted 729,000 RSU’s to employees with a weighted average grant date fair value of $7.83 per share and 90,500 PSUs with a weighted average grant date fair value of $8.35 per share. Forty percent of the PSUs granted in fiscal 2015 were cancelled as some of the performance criteria for vesting was not met. As of December 25, 2015, $5.2 million of unrecognized stock-based compensation cost, net of estimated forfeitures, related to RSUs remains to be amortized and is expected to be recognized over an estimated period of 1.9 years. The unvested amount is subject to forfeiture, until fully vested. At December 25, 2015, 1,267,942 shares were subject to forfeiture.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the Company’s restricted stock unit and restricted stock award activity through the year ended December 25, 2015:

	Number of Shares	Aggregate Intrinsic Value (in thousands)
Unvested restricted stock units and restricted stock awards at December 27, 2013	1,256,930	$12,632
Granted	786,275
Vested	(577,528)
Forfeited	(387,398)

Unvested restricted stock units and restricted stock awards at December 27, 2014	1,078,279	$9,673
Granted	875,500
Vested	(430,380)
Forfeited	(255,457)

Unvested restricted stock units and restricted stock awards at December 25, 2015	1,267,942	$6,563

Vested and expected to vest restricted stock units and restricted stock awards	1,038,192	$5,585

Employee Stock Purchase Plan — In 2004 the Company adopted an Employee Stock Purchase Plan (“ESPP”) and is authorized to issue 555,343 shares of common stock under the ESPP. The ESPP permits employees to purchase common stock at a discount through payroll withholdings at certain specified dates (purchase period) within a defined offering period. The purchase price is 95% of the fair market value of the common stock at the end of the purchase period and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. There were 39,658 shares issued under the ESPP during the year ended December 25, 2015.

Employee Savings and Retirement Plan — The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all employees who meet certain eligibility requirements. Participants could elect to contribute to the 401(k) Plan, on a pre-tax basis, up to 25% of their salary to a maximum of $18,000. The Company may make matching contributions of up to 3% of employee contributions based upon eligibility. The Company made approximately $1.0 million, $0.9 million, and $0.7 million discretionary employer contributions to the 401(k) Plan in the years ended December 25, 2015, December 26, 2014 and December 27, 2013, respectively.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

10. Net Income Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands):

	Year Ended
	December 25, 2015	December 26, 2014	December 27, 2013
Numerator:
Net income (loss)	$(10,732)	$11,357	$10,424
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	31,564	29,301	28,346

Shares used in computation — diluted:
Weighted average common shares outstanding	31,564	29,301	28,346
Dilutive effect of common shares outstanding subject to repurchase	—	396	456
Dilutive effect of options outstanding	—	239	235

Shares used in computing diluted net income (loss) per share	31,564	29,936	29,037

Net income (loss) per share — basic	$(0.34)	$0.39	$0.37
Net income (loss) per share — diluted	$(0.34)	$0.38	$0.36

The Company had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income per share, as their effect would have been anti-dilutive. Such outstanding securities consist of the following (in thousands):

	Year Ended
	December 25, 2015	December 26, 2014	December 27, 2013
Outstanding options	261	266	1,209

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

11. Segment Information

The Company operates in one operating and reportable segment as the nature of the Company’s products and production processes, as well as type of customers and distribution methods, is consistent among all of the Company’s products and is engaged in the development, manufacture and supply of critical subsystems for the semiconductor capital equipment, consumer, medical, energy, industrial, flat panel and research industries. The Company’s foreign operations are conducted primarily through its wholly-owned subsidiaries in China, Singapore and the Czech Republic. The Company’s principal markets include North America, Asia and Europe. Sales by geographic area represent sales to unaffiliated customers and are based upon the location to which the products were shipped. The following table sets forth revenue by geographic area (in thousands):

	Year Ended
Sales	December 25, 2015	December 26, 2014	December 27, 2013
United States	$313,090	$372,200	$331,351
China	21,464	64,376	39,044
Singapore	103,176	55,491	63,817
Austria	12,568	—	—
Others	18,805	21,890	9,810

Total	$469,103	$513,957	$444,022

At December 25, 2015 and December 26, 2014, approximately $10.0 million and $5.8 million, respectively, of the Company’s long-lived assets were located in China, Singapore and the Czech Republic, and the remaining balances were located in the United States.

12. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $40.3 million at December 25, 2015.

The Company leases properties domestically in Hayward, California; Austin, Texas, Pflugerville, Texas; Chandler, Arizona; and South San Francisco, California and internationally in China, Singapore, Philippines and the Czech Republic. The Company leases certain of its facilities under non-cancelable leases, which expire on various dates through 2022.

As of December 25, 2015, future minimum payments under these operating leases were as follows (in thousands):

Fiscal year
2016	$6,177
2017	5,706
2018	4,525
2019	3,557
2020	3,362
Thereafter	5,361

Total minimum lease payments	$28,688

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 25, 2015. Based upon the evaluation, our management, including our CEO and our CFO, concluded that the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our CEO and CFO, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurring during the fourth quarter of fiscal year 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fourth quarter of fiscal year 2015.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). The objective of this evaluation was to determine whether the Company’s internal control over financial reporting was effective as of December 25, 2015. Our assessment excluded internal control over financial reporting at Marchi Thermal Systems, Inc., which was acquired on February 5, 2015 and whose financial statements constitute 1.3% and 2.7% of the Company’s consolidated total assets (excluding $39.4 million of goodwill and intangible assets, net) and revenue, respectively for the year ended December 25, 2015. Our assessment also excluded internal control over financial reporting at MICONEX s.r.o., which was acquired on July 31, 2015 and whose financial statements constitute 3.3% and 3.0% of the Company’s consolidated total assets (excluding $19.3 million of goodwill and intangible assets, net) and revenue, respectively for the year ended December 25, 2015. We will include these acquired entities in our assessment of the effectiveness of internal controls over financial reporting in the fiscal year 2016 annual management report, the annual management report following the first anniversary of the acquisition. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 25, 2015.

The effectiveness of our internal control over financial reporting as of December 25, 2015 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

Item 9B.	Other Information

None.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2016 Annual Meeting of Stockholders.

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item concerning directors, including our audit committee financial expert, is incorporated by reference to the section entitled, “Election of Directors” in our Proxy Statement for the 2016 Annual Meeting of Stockholders.

For information with respect to Executive Officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers.”

The information required by this item with respect to Section 16(a) beneficial reporting compliance is incorporated by reference to the section entitled, “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2016 Annual Meeting of Stockholders.

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

The information required by this item regarding the security ownership of certain beneficial owners is incorporated by reference to the sections entitled “Executive Officer Compensation” and “Election of Directors” in our Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2016 Annual Meeting of Stockholders.

The table below summarizes our equity plan information as of December 25, 2015:

Plan Category	(a) Number of Securities to be Issued Upon Exercise/Vest of Outstanding Options, Awards Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) (1) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders:	1,677,014	$8.91	1,744,879
Equity compensation plans not approved by security holders	—	—	—

Total	1,677,014	$8.91	1,744,879

(1)	Consists of the 2003 Stock Incentive Plan and, for purposes of column (c), the Employee Stock Purchase Plan. Since restricted stock units do not have an exercise price, they are excluded from the calculations in column (b) of the table above.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Party Transactions” in our Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section entitled “Ratification of the Appointment of Our Independent Registered Public Accounting Firm” in our Proxy Statement for the 2016 Annual Meeting of Stockholders.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

1. Financial Statements:

2. Financial statement schedules not listed have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

Exhibit Index

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

2.1	Asset Purchase Agreement, dated as of February 5, 2015, among Ultra Clean Holdings, Inc., Drake Acquisition Subsidiary, Inc. and Marchi Thermal Systems, Inc.	8-K	000-50646	February 6, 2015	2.1

2.2	Purchase Agreement dated as of July 28, 2015 between Ultra Clean Holdings, Inc., Charlesmost s.r.o. and Stenen one a.s., Juves one a.s. relating to the purchase and sale of 100% of the shareholding interest of MICONEX s.r.o.	8-K	000-50646	August 3, 2015	2.1

3.1	Amended and Restated Certificate of Incorporation of Ultra Clean Holdings, Inc.	S-1/A	333-11904	March 2, 2004	3.1

3.2	Amended and Restated Bylaws of Ultra Clean Holdings, Inc.	8-K	000-50646	March 1, 2016	3.01

4.1	Specimen Stock Certificate	S-1/A	333-11904	March 8, 2004	4.1

4.2	Ultra Clean Holdings, Inc. 2003 Amended and Restated Stock Incentive Plan (amended as of May 22, 2013)	8-K	000-50646	May 24, 2013	10.1

4.3	Form of Stock Option Agreement	S-1/A	333-11904	March 8, 2004	10.6

10.1	Amendment and Waiver Agreement, dated as of February 15, 2013, among the Company, certain of the Company’s subsidiaries, Silicon Valley Bank and the several other banks and financial institutions or entities party thereto	8-K	000-50646	February 22, 2013	10.1

10.2	Credit Agreement, dated as of February 2, 2015, among Ultra Clean Holdings, Inc., East West Bank, City National Bank and the several lenders from time to time party thereto	8-K	000-50646	February 6, 2015	10.1

10.3	First Amendment to the Credit Agreement, dated April 3, 2015 among Ultra Clean Holdings, Inc., East West Bank, City National Bank and the several lenders from time to time party thereto	10-Q	000-50646	May 4, 2015	10.3

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.4	Second Amendment to Credit Agreement, dated May 1, 2015, among Ultra Clean Holdings, Inc., East West Bank, City National Bank and the several lenders from time to time party thereto

10.5	Third Amendment to Credit Agreement, dated December 24, 2015, among Ultra Clean Holdings, Inc., East West Bank, City National Bank and the several lenders from time to time party thereto	8-K	000-50646	December 29, 2015	10.1

10.6	Guarantee and Collateral Agreement in favor of East West Bank, dated as of February 2, 2015, made by Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., American Integration Technologies LLC, UCT Sieger Engineering LLC, Integrated Flow Systems LLC, Drake Acquisition Subsidiary, Inc. and the other Grantors referred to therein and from time to time party thereto	8-K	000-50646	February 6, 2015	10.2

10.7†	Employee Stock Purchase Plan (Restated as of October 21, 2004)	10-Q	000-50646	November 8, 2004	10.9.1

10.8†	Form of Indemnification Agreement between Ultra Clean Holdings, Inc. and each of its directors and executive officers	S-1/A	333-11904	March 2, 2004	10.1

10.9†	Form of Award Agreement	S-1/A	333-11904	March 8, 2004	10.13

10.10†	Severance Policy for Executive Officers(revised)	10-K	000-50646	March 19, 2009	10.16

10.11†	Form of Restricted Stock Unit Award Agreement	10-K	000-50646	March 12, 2008	10.18

10.12†	Separation Agreement dated as of December 31, 2007 between the Company and Leonid Mezhvinsky	10-Q	000-50646	May 7, 2008	10.1

10.13†	Change in Control Severance Agreement dated as of July 31, 2009 by and between Ultra Clean Holdings, Inc. and Kevin C. Eichler	10-Q	000-50646	November 6, 2009	10.1

10.14†	Letter Agreement between the Company and Lavi Lev dated November 18, 2011	10-Q	000-50646	May 3, 2013	10.1

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.15†	Transition Agreement between the Company and Clarence L. Granger, effective as of January 2, 2015	8-K	000-50646	January 5, 2015	99.2

10.16†	Offer Letter between the Company and James P. Scholhamer dated January 3, 2015	8-K	000-50646	January 5, 2015	99.1

10.17†	Change in Control Severance Agreement dated as of January 19, 2015 by and between Ultra Clean Holdings, Inc. and James P. Scholhamer	10-K	000-50646	March 11, 2015	10.18

10.18	Promotion Letter between the Company and Sheri Brumm dated February 18, 2016					X

16.1	Letter of Deloitte & Touche LLP to the Securities and Exchange Commission, dated April 3, 2015 regarding change in registrant’s certifying accountant	8-K	000-50646	April 3, 2015	16.1

21.1	Subsidiaries of Ultra Clean Holdings, Inc.					X

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm					X

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on signature page)					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Denotes management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultra Clean Holdings, Inc.

By:	/S/ James P. Scholhamer
James P. Scholhamer
Chief Executive Officer

Date: March 9, 2016

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

Signature	Title	Date

/S/ CLARENCE L. GRANGER Clarence L. Granger	Chairman	March 9, 2016

/S/ JAMES P. SCHOLHAMER James P. Scholhamer	Chief Executive Officer	March 9, 2016

/S/ KEVIN C. EICHLER Kevin C. Eichler	President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 9, 2016

/S/ SHERI BRUMM Sheri Brumm	Senior Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	March 9, 2016

/S/ LEONID MEZHVINSKY Leonid Mezhvinsky	Director	March 9, 2016

/S/ EMILY M. LIGGETT Emily M. Liggett	Director	March 9, 2016

/S/ THOMAS T. EDMAN Thomas T. Edman	Director	March 9, 2016

/S/ BARBARA V. SCHERER Barbara V. Scherer	Director	March 9, 2016

/S/ DAVID T. IBNALE David T. IbnAle	Director	March 9, 2016

Exhibit Index

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

2.1	Asset Purchase Agreement, dated as of February 5, 2015, among Ultra Clean Holdings, Inc., Drake Acquisition Subsidiary, Inc. and Marchi Thermal Systems, Inc.	8-K	000-50646	February 6, 2015	2.1

2.2	Purchase Agreement dated as of July 28, 2015 between Ultra Clean Holdings, Inc., Charlesmost s.r.o. and Stenen one a.s., Juves one a.s. relating to the purchase and sale of 100% of the shareholding interest of MICONEX s.r.o.	8-K	000-50646	August 3, 2015	2.1

3.1	Amended and Restated Certificate of Incorporation of Ultra Clean Holdings, Inc.	S-1/A	333-11904	March 2, 2004	3.1

3.2	Amended and Restated Bylaws of Ultra Clean Holdings, Inc.	8-K	000-50646	March 1, 2016	3.01

4.1	Specimen Stock Certificate	S-1/A	333-11904	March 8, 2004	4.1

4.2	Ultra Clean Holdings, Inc. 2003 Amended and Restated Stock Incentive Plan (amended as of May 22, 2013)	8-K	000-50646	May 24, 2013	10.1

4.3	Form of Stock Option Agreement	S-1/A	333-11904	March 8, 2004	10.6

10.1	Amendment and Waiver Agreement, dated as of February 15, 2013, among the Company, certain of the Company’s subsidiaries, Silicon Valley Bank and the several other banks and financial institutions or entities party thereto	8-K	000-50646	February 22, 2013	10.1

10.2	Credit Agreement, dated as of February 2, 2015, among Ultra Clean Holdings, Inc., East West Bank, City National Bank and the several lenders from time to time party thereto	8-K	000-50646	February 6, 2015	10.1

10.3	First Amendment to the Credit Agreement, dated April 3, 2015 among Ultra Clean Holdings, Inc., East West Bank, City National Bank and the several lenders from time to time party thereto	10-Q	000-50646	May 4, 2015	10.3

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.4	Second Amendment to Credit Agreement, dated May 1, 2015, among Ultra Clean Holdings, Inc., East West Bank, City National Bank and the several lenders from time to time party thereto

10.5	Third Amendment to Credit Agreement, dated December 24, 2015, among Ultra Clean Holdings, Inc., East West Bank, City National Bank and the several lenders from time to time party thereto	8-K	000-50646	December 29, 2015	10.1

10.6	Guarantee and Collateral Agreement in favor of East West Bank, dated as of February 2, 2015, made by Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., American Integration Technologies LLC, UCT Sieger Engineering LLC, Integrated Flow Systems LLC, Drake Acquisition Subsidiary, Inc. and the other Grantors referred to therein and from time to time party thereto	8-K	000-50646	February 6, 2015	10.2

10.7†	Employee Stock Purchase Plan (Restated as of October 21, 2004)	10-Q	000-50646	November 8, 2004	10.9.1

10.8†	Form of Indemnification Agreement between Ultra Clean Holdings, Inc. and each of its directors and executive officers	S-1/A	333-11904	March 2, 2004	10.1

10.9†	Form of Award Agreement	S-1/A	333-11904	March 8, 2004	10.13

10.10†	Severance Policy for Executive Officers(revised)	10-K	000-50646	March 19, 2009	10.16

10.11†	Form of Restricted Stock Unit Award Agreement	10-K	000-50646	March 12, 2008	10.18

10.12†	Separation Agreement dated as of December 31, 2007 between the Company and Leonid Mezhvinsky	10-Q	000-50646	May 7, 2008	10.1

10.13†	Change in Control Severance Agreement dated as of July 31, 2009 by and between Ultra Clean Holdings, Inc. and Kevin C. Eichler	10-Q	000-50646	November 6, 2009	10.1

10.14†	Letter Agreement between the Company and Lavi Lev dated November 18, 2011	10-Q	000-50646	May 3, 2013	10.1

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.15†	Transition Agreement between the Company and Clarence L. Granger, effective as of January 2, 2015	8-K	000-50646	January 5, 2015	99.2

10.16†	Offer Letter between the Company and James P. Scholhamer dated January 3, 2015	8-K	000-50646	January 5, 2015	99.1

10.17†	Change in Control Severance Agreement dated as of January 19, 2015 by and between Ultra Clean Holdings, Inc. and James P. Scholhamer	10-K	000-50646	March 11, 2015	10.18

10.18	Promotion Letter between the Company and Sheri Brumm dated February 18, 2016					X

16.1	Letter of Deloitte & Touche LLP to the Securities and Exchange Commission, dated April 3, 2015 regarding change in registrant’s certifying accountant	8-K	000-50646	April 3, 2015	16.1

21.1	Subsidiaries of Ultra Clean Holdings, Inc.					X

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm					X

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on signature page)					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Denotes management contract or compensatory plan.