Form 10-Q
period 2016-03-25
Ultra Clean Holdings, Inc.
filed 2016-05-02
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2016

or

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

Number of shares outstanding of the issuer’s common stock as of April 27, 2016: 32,599,674

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share amounts)

	March 25, 2016	December 25, 2015
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$45,539	$50,103
Accounts receivable, net of allowance of $159 and $158, respectively	66,669	59,148
Inventories	81,995	72,716
Prepaid expenses and other	6,517	8,172

Total current assets	200,720	190,139

Equipment and leasehold improvements, net	17,915	17,267
Goodwill	85,248	85,248
Purchased intangibles, net	41,342	42,782
Other non-current assets	725	717

Total assets	$345,950	$336,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$13,789	$12,744
Accounts payable	52,951	39,660
Accrued compensation and related benefits	5,000	6,536
Deferred rent, current portion	592	584
Other current liabilities	7,372	5,187

Total current liabilities	79,704	64,711

Bank borrowings, net of current portion	59,870	62,795
Deferred tax liability	4,914	4,519
Deferred rent and other liabilities	3,037	3,185

Total liabilities	147,525	135,210

Commitments and contingencies (See Note 9)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 32,505,755 and 32,279,429 shares issued and outstanding in 2016 and 2015, respectively	33	32
Additional paid-in capital	176,940	176,280
Common shares held in treasury, at cost, 601,944 shares in 2016 and 2015, respectively	(3,337)	(3,337)
Retained earnings	24,747	27,986
Accumulated other comprehensive income (loss)	42	(18)

Total stockholders’ equity	198,425	200,943

Total liabilities and stockholders’ equity	$345,950	$336,153

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three months ended
	March 25, 2016	March 27, 2015
Sales	$112,229	$125,318
Cost of goods sold	97,659	105,399

Gross profit	14,570	19,919

Operating expenses:
Research and development	2,276	2,566
Sales and marketing	2,933	2,845
General and administrative	10,059	11,860

Total operating expenses	15,268	17,271

Income (loss) from operations	(698)	2,648

Interest and other income (expense), net	(1,091)	(956)

Income (loss) before provision for income taxes	(1,789)	1,692
Income tax provision	1,450	519

Net income (loss)	$(3,239)	$1,173

Net income (loss) per share:
Basic	$(0.10)	$0.04
Diluted	$(0.10)	$0.04
Shares used in computing net income (loss) per share:
Basic	32,309	30,485
Diluted	32,309	30,964

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands)

	Three months ended
	March 25, 2016	March 27, 2015
Net income (loss)	$(3,239)	$1,173

Other comprehensive income (loss):
Change in cumulative translation adjustment	97	—
Cash flow hedges:
Change in fair value of derivatives	(64)	—
Adjustment for net loss realized and included in net income	27	—

Total change in unrealized loss on derivative instruments	(37)	—

Other comprehensive gain	60	—

Comprehensive income (loss)	$(3,179)	$1,173

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three months ended
	March 25, 2016	March 27, 2015
Cash flows from operating activities:
Net income (loss)	$(3,239)	$1,173
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,397	904
Amortization of finite-lived intangibles	1,440	1,137
Amortization of debt issuance costs	38	714
Stock-based compensation	1,065	474
Change in the fair value of the contingent earn out	421	—
Excess tax benefit from stock-based compensation	—	129
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(7,479)	(7,808)
Inventories	(9,173)	(1,765)
Prepaid expenses and other	1,673	(1,088)
Deferred income taxes	393	325
Other non-current assets	(8)	(54)
Accounts payable	13,244	(6)
Accrued compensation and related benefits	(1,546)	2
Income taxes payable	—	(129)
Other liabilities	1,578	340

Net cash used for operating activities	(196)	(5,652)

Cash flows from investing activities:
Acquisition of business	—	(29,734)
Purchases of equipment and leasehold improvements	(2,030)	(2,582)

Net cash used for investing activities	(2,030)	(32,316)

Cash flows from financing activities:
Proceeds from bank borrowings	1,637	76,189
Proceeds from issuance of common stock	—	2,192
Principal payments on bank borrowings	(3,566)	(48,844)
Payments of debt issuance costs	—	(500)
Excess tax benefit from stock-based compensation	—	(129)
Employees’ taxes paid upon vesting of restricted stock units	(404)	(330)

Net cash provided by (used for) financing activities	(2,333)	28,578

Effect of exchange rate changes on cash and cash equivalents	(5)	—

Net decrease in cash	$(4,564)	$(9,390)

Cash and cash equivalents at beginning of period	50,103	78,997

Cash and cash equivalents at end of period	$45,539	$69,607

Supplemental cash flow information:
Income taxes paid	$143	$598
Income tax refunds	$598	$—
Interest paid	$692	$689
Non-cash investing activities:
Fair value of common shares issued for acquisition	$—	$13,843
Equipment and leasehold improvements purchased included in accounts payable	$146	$1,538

(See accompanying notes to condensed consolidated financial statements)

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Significant Accounting Policies

Organization — Ultra Clean Holdings, Inc. (the “Company” or “UCT”) was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Service Inc. Ultra Clean Technology Systems and Service, Inc. was founded in 1991 by Mitsubishi Corporation and was operated as a subsidiary of Mitsubishi until November 2002, when it was acquired by UCT. UCT became a publicly traded company in March 2004. In June 2006, the Company completed the acquisition of Sieger Engineering, Inc. to enhance its position as a subsystem supplier to the semiconductor, research, flat panel, energy and medical equipment industries. Ultra Clean Technology (Shanghai) Co., Ltd (“UCTS”) and Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. (“UCME”) were established in 2005 and 2007, respectively, to facilitate the Company’s operations in China. In December 2015, UCTS merged into UCME. Ultra Clean Asia Pacific, Pte, Ltd. (Singapore) (“UCAP”) was established in fiscal year 2008 to facilitate the Company’s operations in Singapore. In July 2012, UCT acquired American Integration Technologies LLC (“AIT”) to add to the Company’s existing customer base in the semiconductor and medical spaces and to provide additional manufacturing capabilities. In November 2014, the Company launched Prototype Asia, its 3D printing business in Singapore, to develop additive manufacturing capabilities for the Company’s customer base. In February 2015, UCT acquired Marchi Thermal Systems, Inc. (“Marchi”), a designer and manufacturer of specialty heaters, thermocouples and temperature controllers. Marchi delivers flexible heating elements and thermal solutions to UCT’s customers. The Company believes heaters are increasingly critical in equipment design for the most advanced semiconductor nodes. In July 2015, UCT acquired MICONEX s.r.o. (“Miconex”), a privately-held provider of advanced precision fabrication of plastics, primarily for the semiconductor industry that expanded the Company’s capabilities with existing customers.

The Company is a global leader in the design, engineering, and manufacture of production tools, modules and subsystems for the semiconductor capital equipment and equipment industry segments with similar requirements including consumer, medical and flat panel display. The Company focuses on providing specialized engineering and manufacturing solutions for these highly complex, highly configurable, limited volume applications. The Company enables its customers to realize lower manufacturing costs and reduced design-to-delivery cycle times while maintaining high quality standards.

The Company provides its customers with complete solutions that combine its expertise in design, assembly, test and component characterization. The Company’s customers value its highly flexible global manufacturing operations, its excellence in quality control and its scale and financial stability. The Company’s global footprint enables the Company to reduce manufacturing costs and design-to-delivery cycle times while maintaining high quality standards for the Company’s customers. The Company believes that these characteristics allow the Company to provide global solutions for its customers’ product demands. The Company ships the majority of its products to U.S. registered customers with locations both in and outside the U.S. In addition to its U.S. manufacturing capabilities, the Company manufactures products in its Asian facilities to support local and U.S. based customers. The Company conducts its operating activities primarily through its wholly-owned subsidiaries, Ultra Clean Technology Systems and Service, Inc., AIT, UCTS, UCME, UCAP, Marchi and Miconex. The Company’s international sales represented 43.9% and 31.8% of total sales for the three months ended March 25, 2016 and March 27, 2015, respectively. See Note 10 to the Company’s Condensed Consolidated Financial Statements for further information about the Company’s geographic areas.

Basis of Presentation — The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). This financial information reflects all adjustments which are, in the opinion of the Company, normal, recurring and necessary for the fair financial statement presentation for the dates and periods presented. Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with GAAP, have been condensed or omitted. The Company’s December 25, 2015 balance sheet data were derived from its audited financial statements as of that date.

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

Significant sales to customers — The Company’s most significant customers (having accounted for 10% or more of sales) and their related sales as a percentage of total sales were as follows:

	Three months ended
	March 25, 2016	March 27, 2015
Lam Research Corporation	56.6%	46.7%
Applied Materials, Inc.	23.1	28.9

Total	79.7%	75.6%

Three customers’ accounts receivable balances, Applied Materials, Inc., Lam Research Corporation and ASM International, were individually greater than 10% of accounts receivable as of March 25, 2016 and December 25, 2015 and in the aggregate represented approximately 90.5% and 84.6% of accounts receivable, respectively.

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

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	March 25, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other liabilities:
Interest rate swap	$68	$—	$68	$—
Contingent earn-out liability	$1,252	$—	$—	$1,252

		Fair Value Measurement at Reporting Date Using
Description	December 25, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market fund deposits	$640	$640	$—	$—
Other liabilities:
Interest rate swap	$23	$—	$23	$—
Contingent earn-out liability	$831	$—	$—	$831

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

Product Warranty — The Company provides warranty on its products for a period of up to two years and provides for warranty costs at the time of sale based on historical activity. Determination of the warranty reserve requires the Company to make estimates of product return rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of sales may be required in future periods. The warranty reserve is included in other current liabilities on the condensed consolidated balance sheet.

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

The Company continued to maintain a full valuation allowance on its federal, state, and one of its Singapore subsidiary’s deferred tax amounts as of March 25, 2016. Income tax positions must meet a more likely than not recognition threshold to be recognized. Income tax positions that previously failed to meet the more likely than not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of income as income tax expense. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on its results of operations and financial position. Management believes that it has adequately provided for any adjustments that may result from these examinations; however, the outcome of tax audits cannot be predicted with certainty.

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

Segments — The Financial Accounting Standards Board’s (FASB) guidance regarding disclosure about segments in an enterprise and related information establishes standards for the reporting by public business enterprises of information about reportable segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the manner in which management organizes the reportable segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision-maker is considered to be the Chief Executive Officer. The Company operates in one reporting segment, and therefore, has one reportable segment.

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

Stock-based compensation expense includes compensation costs related to estimated fair values of stock options and awards granted. The estimated fair value of the Company’s equity-based awards, net of expected forfeitures, is amortized on a straight-line basis over the awards’ vesting period, typically four years for stock options, three years for RSUs and one year for RSAs, and is adjusted for subsequent changes in estimated forfeitures related to all equity-based awards and performance as it relates to performance-based RSUs.

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

Stock Options

Stock option activity for the three months ended March 25, 2016:

	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 25, 2015	315,648	$10.02	2.06	$216
Granted	—	—
Exercised	—	—
Canceled	(2,220)	$8.96

Outstanding at March 25, 2016	313,428	$10.03	1.83	$180

Options exercisable at March 25, 2016	313,428	$10.03	1.83	$180

There were no options granted by the Company during either of the three month periods ended March 25, 2016 and March 27, 2015. As of March 25, 2016, there was no stock-based compensation expense attributable to stock options as all outstanding options were fully vested.

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

Restricted Stock Units — RSUs are granted to employees with a per share or unit purchase price of zero dollars and either have time based or performance based vesting. RSUs typically vest over three years, subject to the employee’s continued service with the Company. For purposes of determining compensation expense related to these RSUs, the fair value is determined based on the closing market price of the Company’s common stock on the date of award. The expected cost of the grant is reflected over the service period, and is reduced for estimated forfeitures. During the quarter ended March 25, 2016, the Company granted 438,500 RSUs, with a weighted average fair value of $5.31 per share, and granted 205,500 performance stock units with a weighted average fair value of $5.31 per share. During the three months ended March 25, 2016, 78,517 vested shares were withheld to satisfy withholding tax obligations, resulting in the net issuance of 226,326 shares. As of March 25, 2016, approximately $7.1 million of stock-based compensation cost, net of estimated forfeitures, related to RSUs remains to be amortized over a weighted average period of two years. As of March 25, 2016, a total of 1,523,556 RSUs remain outstanding with an aggregate intrinsic value of $7.7 million and a weighted average remaining contractual term of 2.16 years.

Restricted Stock Awards — As of March 25, 2016, a total of 48,000 RSAs were outstanding. The total unamortized expense of the Company’s unvested restricted stock awards as of March 25, 2016, was $0.1 million.

The following table summarizes the Company’s RSU and RSA activity for the three months ended March 25, 2016:

	Shares	Aggregate Fair Value (in thousands)
Unvested restricted stock units and restricted stock awards at December 25, 2015	1,267,942	$6,563
Granted	644,000
Vested	(304,843)
Forfeited	(35,543)

Unvested restricted stock units and restricted stock awards at March 25, 2016	1,571,556	$7,984

Vested and expected to vest restricted stock units and restricted stock awards at March 25, 2016	1,267,799	$6,440

The following table shows the Company’s stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three months ended
	March 25, 2016	March 27, 2015
Cost of sales (1)	$276	$382
Research and development	61	50
Sales and marketing	77	111
General and administrative	651	(69)

	1,065	474
Income tax benefit	—	(146)

Net stock-based compensation expense	$1,065	$328

(1)	Stock-based compensation expenses capitalized in inventory for the three month periods ended March 25, 2016 and March 27, 2015 were not significant.

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

In February 2016, the FASB issued new guidance related to how an entity should recognize lease assets and lease liabilities. The guidance specifies that an entity who is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance. The guidance is effective beginning in the first quarter of 2019. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is evaluating the impact of adopting this guidance on the Company’s consolidated financial statements.

In March 2016, the FASB issued new guidance which involves several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The guidance is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, however early adoption is permitted. The Company is currently evaluating the guidance to determine the Company’s adoption method and the effect it will have on the Company’s consolidated financial statements.

2. Financial Instruments

Cash Equivalents

As of December 25, 2015, the Company had an overnight sweep account invested in money market funds with maturities of less than 90 days from purchase and is thus classified as cash and cash equivalents on the Company’s balance sheet. The carrying value and fair value of these money market funds as of December 25, 2015 was $0.6 million, based on Level 1 inputs. There were no money market funds as of March 25, 2015.

Derivative Financial Instruments

A subsidiary of the Company, Miconex, utilizes foreign currency forward contracts with a local financial institution to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company also uses certain interest rate derivative contracts to hedge interest rate exposures on existing floating rate debt. The Company classifies its foreign currency and interest rate derivative contracts primarily within Level 2 of the fair-value hierarchy discussed in Note 1 of the Company’s Condensed Consolidated Financial Statements as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company does not use derivatives for speculative or trading purposes.

Cash Flow Hedges

In September 2015, the Company entered into an interest rate swap with East West and City National banks with a notional amount of $20.0 million pursuant to which the Company pays the counterparty a fixed rate of 0.99% and receives interest at a variable rate equal to the LIBOR rate the Company is required to pay under its term loan, or 0.44%, as of March 25, 2016. This interest rate swap effectively locks in a fixed interest rate of 3.74% on $18.7 million of the $35.0 million term loan as of March 25, 2016, with a decreasing notional amount based on prorated quarterly principal payments over the remaining period of the term loan. Gains or losses on the effective portion of a cash flow hedge are reflected as a component of AOCI and subsequently recorded to interest income (expense) when the hedged transactions are realized. If the hedged transactions become probable of not occurring, the corresponding amounts in AOCI would be immediately reclassified to interest and other income (expense), net. As of March 25, 2016, the effective portion of the Company’s cash flow hedge before tax effect was $64,000, of which $53,700 is expected to be reclassified from AOCI into earnings within the next 12 months.

Non-Designated Derivatives

Miconex interest swap to convert the variable interest rates on Miconex debt to fixed rates with a total notional amount of $0.4 million is not designated as hedging instruments. The Company recognizes gains and losses on this contract, as well any related costs in interest and other income (expense), net.

The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value (in thousands) as of March 25, 2016 and December 25, 2015.

		March 25, 2016
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instrument	Fair Value of Derivatives Not Designated as Hedge Instrument	Total Fair Value
Derivative liabilities:
Level 2:
Interest rate swap	Deferred rent and other liabilities	$57	$11	$68

		25-Dec-15
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedge Instrument	Fair Value of Derivatives Not Designated as Hedge Instrument	Total Fair Value
Derivative liabilities:
Level 2:
Interest rate swap	Deferred rent and other liabilities	$23	$10	$33

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) is summarized below (in thousands):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended
	March 25, 2016	March 27, 2015
Derivatives in Cash Flow Hedging Relationship
Interest rate swap	$(64)	$—

	Gains Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended
	Income Statement Location	March 25, 2016	March 27, 2015
Derivatives in Cash Flow Hedging Relationship
Interest rate swap	Interest and other income (expense), net	$27	$—

There were no gains (losses) recognized in income on derivatives that are excluded from the effectiveness testing and ineffective portion of the cash flow hedge for the three months ended March 25, 2016 and March 27, 2015.

The effect of derivative instruments not designated as hedging instruments on income for the three months ended March 25, 2016 and March 27, 2015 is not significant to the financial statements.

3. Balance Sheet Information

Inventories consisted of the following (in thousands):

	March 25, 2016	December 25, 2015
Raw materials	$62,282	$57,321
Work in process	21,762	17,954
Finished goods	5,163	4,561

	89,207	79,836
Reserve for excess and obsolete	(7,212)	(7,120)

Total	$81,995	$72,716

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	March 25, 2016	December 25, 2015
Computer equipment and software	$10,898	$10,308
Furniture and fixtures	3,187	3,201
Machinery and equipment	16,424	16,253
Leasehold improvements	17,432	16,119

	47,941	45,881
Accumulated depreciation	(30,026)	(28,614)

Total	$17,915	$17,267

4. Acquisitions

Miconex

On July 31, 2015, the Company acquired 100.0% of the shareholding interest of Miconex, a limited liability company incorporated under the laws of the Czech Republic and a provider of advanced precision fabrication of plastics, primarily for the semiconductor industry. This acquisition expanded the Company’s capabilities with existing customers. Pursuant to the purchase agreement, the Company paid $15.6 million in cash and issued 500,000 shares of the Company’s common stock. In addition, the former owners of Miconex are entitled to up to $4.0 million of potential cash “earn-out” payments over a two-year period following closing, based on Miconex’s achievement of specified performance targets based on earnings before interest and taxes pursuant to the provisions of the purchase agreement. The preliminary estimated acquisition price of Miconex for purposes of the Company’s preliminary purchase price allocation was determined to be $20.7 million, which includes the cash payment of $15.6 million, the stock consideration valued at $3.8 million and the fair value of the potential earn-out payments of approximately $1.3 million.

The fair value of the common stock issued was determined based on the average of the high and low trading prices per share of the Company’s common stock on the acquisition date of approximately $7.64 per share. The fair value of the earn-out payments at the acquisition date was determined providing risk adjusted earnings projections using the Monte Carlo Simulation. These inputs are not observable in the market and thus represent a Level 3 measurement as discussed in Note 1 of the Company’s Consolidated Financial Statements. During the first quarter of fiscal year 2016, the Company reassessed the fair value of the earn-out payments, increasing the fair value from $0.8 million as of December 25, 2015 to $1.2 million as of March 25, 2016. The increase of $0.4 million was recorded as other expense in the condensed consolidated statements of operations.

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

The Company allocated the purchase price of Marchi to the tangible assets, liabilities and identifiable intangible assets acquired, based on their calculated fair values. The excess of purchase price over the aggregate fair value was recorded as goodwill. Goodwill associated with the Marchi acquisition is primarily attributable to the future technology, market presence and knowledgeable and experienced workforce. The fair value assigned to identifiable intangible assets acquired was determined using the income approach taking into account the Company’s consideration of a number of inputs, including an independent third party analysis that was based upon estimates and assumptions provided by the Company. These estimates and assumptions were determined through established and generally accepted valuation techniques. The estimated fair value of the tangible and intangible assets acquired was allocated at Marchi’s acquisition date.

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

The purchase price for this acquisition has been allocated as follows:

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

The following unaudited pro forma consolidated results of operations assume the Marchi and Miconex acquisitions were completed as of the beginning of 2015 (in thousands, except per share amounts):

Three Months Ended
March 27, 2015
Net sales	$134,964
Net income	$1,971
Basic earnings per share	$0.06
Diluted earnings per share	$0.06

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

	March 25, 2016			December 25, 2015
	Goodwill	Intangible Assets	Total	Goodwill	Intangible Assets	Total
Carrying amount	$85,248	$41,342	$126,590	$85,248	$42,782	$128,030

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

	As of March 25, 2016			As of December 25, 2015
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Useful Life
AIT
Customer relationships	$19,000	$(15,738)	$3,262	$19,000	$(15,298)	$3,702	7
Tradename	1,900	(1,900)	—	1,900	(1,900)	—	6
Intellectual property/know-how	1,600	(857)	743	1,600	(800)	800	7
Marchi
Customer relationships	9,900	(1,155)	8,745	9,900	(907)	8,993	10
Tradename	1,170	(274)	896	1,170	(217)	953	6
Intellectual property/know-how	12,300	(1,609)	10,691	12,300	(1,264)	11,036	8-12
Miconex
Customer relationships	8,800	(782)	8,018	8,800	(489)	8,311	7.5
UCT
Tradename	8,987	—	8,987	8,987	—	8,987	*

Total	$63,657	$(22,315)	$41,342	$63,657	$(20,875)	$42,782

*	The Company concluded that the UCT tradename intangible asset life is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The Company amortizes its tradenames for AIT and Marchi and customer relationships intangible asset for AIT using an accelerated method over the estimated economic life of the assets, ranging from 6 to 7 years. The Company amortizes its intellectual property/know-how and customer relationships intangible assets for Marchi and Miconex on a straight-line basis with an estimated economic life of the assets ranging from 7 to 12 years. Amortization expense was approximately $1.4 million and $1.2 million for the three months ended March 25, 2016 and March 27, 2015, respectively. Amortization expense is charged to general and administrative. As of March 25, 2016, future estimated amortization expense is expected to be as follows (in thousands):

Amortization Expense
2016 (remaining in year)	$4,318
2017	4,924
2018	4,582
2019	4,210
2020	3,682
Thereafter	10,639

Total	$32,355

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

On February 2, 2015, the Company borrowed an aggregate of $40.0 million under the New Term Loan and approximately $6.5 million under the New Revolving Credit Facility. The borrowed funds were used to repay the outstanding balance to Silicon Valley Bank as lender under our prior loan agreement. The prior loan agreement was terminated in connection with this transaction. In addition, the Company expensed the unamortized debt issuance costs relating to the prior loan agreement of approximately $0.7 million in the first quarter of 2015. On February 5, 2015, in order to finance the acquisition of Marchi, the Company borrowed $29.7 million under the New Revolving Credit Facility.

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

As of March 25, 2016, the interest rates on the outstanding New Term Loan and New Revolving Credit facility were 3.19% (2.75% applicable margin and 0.44% LIBOR) and 3.5% fixed, respectively. In order to manage interest rate risk on the variable component of the New Term Loan the Company entered into an interest rate swap with the Lenders in September 2015 with a total notional amount of $20.0 million (which amount decreases based on prorated quarterly principal payments over the remaining period of the New Term Loan) pursuant to which the Company pays the counterparty a fixed rate of 0.99% and receives interest at a variable rate equal to the LIBOR rate the Company is required to pay under its New Term Loan, or 0.44%, as of March 25, 2016. This interest rate swap effectively locks in a fixed interest rate of 3.74% on $18.7 million of the $35.0 million term loan balance outstanding as of March 25, 2016.

The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00 starting with the end of the first quarter of fiscal 2015 and a consolidated leverage ratio (as defined in the Credit Agreement) no greater than 3.50 to 1.00 starting with the end of the first quarter of fiscal 2015. The Credit Agreement also includes other customary affirmative and negative covenants. In December 2015, the Credit Agreement was amended to add a covenant requiring the Company to maintain a cash balance of $35.0 million at the end of each quarter. The Company was in compliance with all covenants for the quarter ended March 25, 2016.

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

As of March 25, 2016, the outstanding amounts under the New Term Loan and New Revolving Credit Facility were $35.0 million and $36.2 million, respectively, which are gross of unamortized debt issuance costs of $0.4 million for a total net debt balance of $70.8 million. In addition to the New Term Loan and New Revolving loan, the Company has $2.9 million of bank debt under a credit facility in the Czech Republic, with an interest rate of 1.3% and a variable rate based on the Euro Interbank Offered Rate and due dates from 2016 to 2020. As of March 25, 2016, our total bank debt was $73.7 million.

7. Income Tax

The Company’s income tax provision and effective tax rate for the three month period ended March 25, 2016 were $1.4 million and (80.8)%, respectively compared to $0.5 million and 30.7% respectively for the three month period ended March 27, 2015. The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results, as well as the impact of losses in jurisdictions with full federal and state valuation allowances for the three period ended March 25, 2016 compared to the impact of losses in jurisdictions with full state valuation allowances for the three month period ended March 27, 2015. Our effective tax rate was higher than the statutory rate for the first three months of 2016 primarily due to the impact of loss in jurisdictions with a full federal and state valuation allowances. Our effective tax rate was lower than the statutory rates for the first three months of 2015 primarily due to the geographic distribution of our world-wide earnings in foreign jurisdictions with lower tax rates.

Company management continuously evaluates the need for a valuation allowance and, as of March 25, 2016, concluded that a full valuation allowance on its federal and state deferred tax assets as well as the deferred tax assets of one its Singapore subsidiaries was still appropriate.

The Company earns a significant amount of its operating income outside the United States, almost all of it is indefinitely reinvested in foreign jurisdictions. As a result, most of the Company’s cash and cash equivalents are held by foreign subsidiaries. The Company currently does not intend nor foresee a need to repatriate any other funds to the U.S., except for a portion of current year earnings from one of our Singapore subsidiaries. The Company expects domestic cash and cash flows from operations to continue to be sufficient to fund its domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If the Company should require more capital in the U.S. than is generated by its domestic operations, for example to fund significant discretionary activities such as business acquisitions, the Company could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or dilution of our earnings. The Company has borrowed funds domestically and continues to believe it has the ability to do so at reasonable interest rates. The Company does not provide for U.S. taxes on its undistributed earnings of foreign subsidiaries that it intends to invest indefinitely outside the U.S., unless such taxes are otherwise required under U.S. tax law.

In 2016, the Company determined that a portion of the current year earnings of one of its China subsidiaries may be remitted in the future to one of its foreign subsidiaries outside of mainland China and, accordingly, the Company provided for the related withholding taxes in its consolidated financial statements. If the Company changes its intent to reinvest its undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previous anticipated remaining unremitted foreign earnings, the Company could be required to accrue or pay U.S. taxes on some or all of these undistributed earnings. As of March 25, 2016, the Company had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $71.4 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	Three months ended
	March 25, 2016	March 27, 2015
Balance as of the beginning of period	$337	$356
Increase (decrease) related to current year tax	2	18

Balance as of the end of period	$339	$374

The Company’s gross liability for unrecognized tax benefits as of March 25, 2016 and December 25, 2015 was $0.3 million and $0.4 million, respectively. Increases or decreases to interest and penalties on uncertain tax positions are included in the income tax provision in the condensed consolidated statements of operations. Interest related to uncertain tax positions was considered to be de minimis for each of the three month period ended March 25, 2016 and March 27, 2015. Although it is possible some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

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

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share data):

	Three months ended
	March 25, 2016	March 27, 2015
Numerator:
Net income (loss)	$(3,239)	$1,173
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	32,309	30,485
Shares used in computation — diluted:
Shares used in computing basic net income (loss) per share	32,309	30,485
Dilutive effect of common shares outstanding subject to repurchase	—	333
Dilutive effect of options outstanding	—	146

Weighted average shares used in computing diluted net income (loss) per share	32,309	30,964

Net income (loss) per share — basic	$(0.10)	$0.04
Net income (loss) per share — diluted	$(0.10)	$0.04

The Company had securities outstanding which could potentially dilute basic net income per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income per share, as their effect would have been anti-dilutive. Such outstanding securities consisted of 196,286 for the three month period ended March 25, 2016 and 277,648 for the three month period ended March 27, 2015. For the three months period ended March 25, 2016, all potentially dilutive securities outstanding were considered anti-dilutive, and therefore the calculation of basic and diluted net loss per share was the same.

9. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $44.1 million at March 25, 2016.

The Company leases properties domestically in Hayward, California; Austin, Texas; Pflugerville, Texas; Chandler, Arizona; and South San Francisco, California and internationally in China, Singapore, Philippines and the Czech Republic. The Company leases certain of its facilities under non-cancelable leases, which expire on various dates through 2022.

As of March 25, 2016, future minimum payments under these operating leases were as follows (in thousands):

Fiscal Year
2016 (remaining in year)	$5,043
2017	5,857
2018	4,525
2019	3,557
2020	3,362
Thereafter	5,361

Total minimum lease payments	$27,705

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

Sales by geographic area represent sales to unaffiliated customers and are based upon the location to which the products were shipped. The following table sets forth revenue by geographic area (in thousands):

	Three months ended
	March 25, 2016	March 27, 2015
United States	$65,839	$89,468
China	3,447	11,962
Singapore	32,684	18,233
Austria	8,502	—
Other	1,757	5,655

	$112,229	$125,318

At March 25, 2016, approximately $8.5 million and $1.8 million of the Company’s net long-lived assets were located in Asia and Czech Republic, respectively, and the remaining balances were located in the United States. At March 27, 2015, approximately $8.5 million of the Company’s net long-lived assets were located in Asia, and the remaining balances were located in the United States.

ITEM 2.	Management’s Discussion And Analysis of Financial Condition And Results Of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on March 9, 2016. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, gross margins and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on March 9, 2016. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

With our acquisition of Marchi Thermal Systems, Inc. (“Marchi”) on February 5, 2015, we expanded our capabilities to include the design and manufacture of application-specific thermal solutions to help solve semiconductor equipment customers’ temperature management challenges. The acquisition of Marchi further expanded our footprint with our pre-existing customers and brings us closer to the customer in the design stage of new products and next generation equipment. With our acquisition of MICONEX s.r.o. (“Miconex”) on July 31, 2015, we further expanded our capabilities to include manufacturing services in advanced precision milling and welding of plastics for the semiconductor industry.

We provide our customers with complete solutions that combine our expertise in design, assembly, test and component characterization. Our customers value our highly flexible global manufacturing operations, our excellence in quality control and our scale and financial stability. Our global footprint helps us to drive down total manufacturing costs, and reduce design-to-delivery cycle times and maintain high quality standards for our customers. We believe that these characteristics provide global solutions for our customers’ growing product demands.

We ship the majority of our products to U.S. registered customers with locations both in and outside the U.S. In addition to U.S. manufacturing, we manufacture products in our Asian and Czech Republic facilities to support local and U.S. based customers. We conduct our operating activities primarily through our wholly-owned subsidiaries, Ultra Clean Technology Systems and Service, Inc., American Integration Technologies LLC (“AIT”), Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. (“UCME”), Ultra Clean Asia Pacific, Pte Ltd. (Singapore), Marchi and Miconex. In December 2015, Ultra Clean Technology (Shanghai) Co., Ltd. was merged into UCME.

In February 2015, we reached an agreement with Intuitive Surgical (ISI) on the insourcing of manufacturing for its next generation robot, the da Vinci® Xi™ Patient Side Cart. We will continue to manufacture previous generation robots and also assist with machined components and spare parts for current and future ISI production. This was a mutual decision driven by ISI’s manufacturing needs at the time and our desire to adhere to our targeted gross margin profile. Included in our sales for the first quarter of 2015 is a payment of $1.0 million we received from ISI as compensation for this arrangement.

Financial Highlights

Sales for the three months ended March 25, 2016 were $112.2 million, a decrease of $13.1 million, or 10.4%, from the comparable quarter of 2015. Gross profit for the three months ended March 25, 2016 decreased $5.3 million to $14.6 million, or 13.0% of sales, from $19.9 million, or 15.9% of sales, for the three months ended March 27, 2015. Total operating expenses for the three months ended March 25, 2016, were $15.3 million, or 13.6% of sales, compared to $17.3 million, or 13.8% of sales, for the three months ended March 27, 2015. We had net loss of $3.2 million for the three months ended March 25, 2016, compared to net income of $1.2 million for the three months ended March 27, 2015.

We had significant sales to two customers for the three months ended March 25, 2016 and March 27, 2015, for which each customer accounted for 10% or more of total sales. For further discussion, see Note 1. Organization and Significant Accounting Policies — Significant Sales to Customers in Notes to Condensed Consolidated Financial Statements above.

Results of Operations

For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in our quarterly report.

	Three months ended
	March 25, 2016	March 27, 2015
Sales	100.0%	100.0%
Cost of goods sold	87.0%	84.1%

Gross profit	13.0%	15.9%
Operating expenses:
Research and development	2.0%	2.0%
Sales and marketing	2.6%	2.2%
General and administrative	9.0%	9.5%

Total operating expenses	13.6%	13.7%

Income from operations	(0.6)%	2.2%
Interest and other income (expense), net	(1.0)%	(0.8)%

Income before provision for income taxes	(1.6)%	1.4%
Income tax provision	1.3%	0.4%

Net income	(2.9)%	1.0%

Sales

Sales for the three months ended March 25, 2016 were $112.2 million, a decrease of $13.1 million, or 10.4%, from $125.3 million in the comparable quarter of 2015. The decrease in overall sales in the first quarter of 2016 compared to the first quarter of 2015 is primarily due to a decrease in demand from semiconductor customers and insourcing transitions of significant customers during 2015, partially offset by sales generated from Marchi and Miconex, which we acquired in 2015. On a geographic basis, sales in the U.S. decreased by $22.5 million to $63.0 million, or 56.1% of sales, for the three months ended March 25, 2016 as compared to $85.5 million, or 68.2% of sales for the same period of 2015. Foreign sales increased by $9.4 million to $49.2 million, or 43.9% of sales, for the three months ended March 25, 2016 as compared to $39.8 million, or 31.8% of sales, for the same period of 2015 due in part to the acquisition of Miconex. We expect sales to be higher in the second quarter of fiscal 2016 as compared to the first quarter of fiscal 2016 due to increasing overall semiconductor customer demand.

Gross Profit

Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold. Gross profit for the three months ended March 25, 2016 decreased $5.3 million to $14.6 million, or 13.0% of sales, from $19.9 million, or 15.9% of sales, for the three months ended March 27, 2015. The decrease in gross profit and gross margin in the first quarter of 2016 is due to lower volume of products shipped as well as higher direct labor costs and higher material costs resulting from changes in product mix when compared to the same quarter in the prior year. We expect gross profit to be higher in the second quarter of 2016 compared to the first quarter of 2016 due to higher expected sales.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the three months ended March 25, 2016 decreased $0.3 million, or 11.3%, to $2.3 million, or 2.0% of sales, compared to $2.6 million, or 2.0% of sales in the comparable period in 2015. The decreases in absolute dollars for research and development expenses when comparing the three month period ended March 25, 2016 with the comparable period in 2015 was due primarily to lower headcount and related payroll expense.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the three months ended March 25, 2016 increased $0.1 million, or 3.1%, to $2.9 million, or 2.6% of sales, compared to $2.8 million, or 2.3% of sales, in the comparable period of 2015. The increase in sales and marketing expense for the three month periods ended March 25, 2016 compared to the same period in the prior year is primarily due to an increase in headcount and related payroll expenses.

General and Administrative Expense

Our general and administrative expense has historically consisted primarily of salaries and overhead associated with our administrative staff, professional fees and amortization of our intangible assets. General and administrative expense decreased approximately $1.8 million, or 15.2%, for the three months ended March 25, 2016, to $10.1 million, or 9.0% of sales, compared with $11.9 million, or 9.5% of sales, in the comparable period of 2015. The decrease in absolute dollars when comparing the three months ended March 25, 2016 with the comparable period in 2015 is primarily due to a one-time severance payment made in the first quarter of 2015 to our former Chief Executive Officer of $2.4 million, partially offset by $0.5 million of higher amortization of finite-lived intangibles obtained in conjunction with the acquisitions of Miconex and Marchi.

Interest and Other Income (Expense), net

Interest and other income (expense), net, for the three months ended March 25, 2016, was $(1.1) million compared to $(1.0) million in the comparable period of 2015. The increase in net expense for the three month period ended March 25, 2016 compared to the same period in the prior year is primarily due to an increase in interest expense resulting from a higher interest rate applied to our debt during the period.

Income Tax Provision

Our tax expense and effective tax rate for the three months ended March 25, 2016 and March 27, 2015 were $1.4 million and (80.8)%, and $0.5 million and 30.7%, respectively. The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results, as well as the impact of losses in jurisdictions with full federal and state valuation allowances for the three period ended March 25, 2016 compared to the impact of losses in jurisdictions with full state valuation allowances for the three month period ended March 27, 2015. Company management continuously evaluates the need for a valuation allowance on its deferred tax assets and, as of March 25, 2016, concluded that a full valuation allowance on its federal, state, and one of its Singapore subsidiaries was still appropriate.

For the three months ended March 25, 2016, we determined that a portion of the current year earnings of one of our China subsidiaries will be remitted in the future to one of our foreign subsidiaries outside of mainland China and, accordingly, we provided for the related foreign withholding taxes in our condensed consolidated financial statements. For the three months ended March 25, 2016, we also determined that a portion of the current year earnings of one of our Singapore subsidiaries will be remitted in the future to the US. If we change our intent to reinvest our undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previously anticipated remaining unremitted foreign earnings, we could be required to accrue or pay U.S. taxes on some or all of these undistributed earnings.

Liquidity and Capital Resources

We have required capital principally to fund our acquisitions and working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of March 25, 2016, we had cash of $45.5 million compared to $50.1 million as of December 25, 2015. Our cash and cash equivalents, cash generated from operations and amounts available under our revolving line of credit described below were our principal source of liquidity as of March 25, 2016.

For the three months ended March 25, 2016, we used cash in operating activities of $0.2 million compared to cash used in operating activities of $5.7 million for the comparable period of 2015. Operating cash flows in the three months ended March 25, 2016 included $4.4 million of non-cash activity comprised of depreciation, amortization of intangibles, stock compensation expense, amortization of debt issuance costs and a change in fair value of the contingent earn out payable to the former owners of Miconex. Cash generated from operating activities included decreases in deferred income taxes and prepaid expenses and other of $0.4 million and $1.7 million, respectively, and increases in accounts payable and other liabilities of $13.2 million and $1.6 million, respectively. These increases in cash flow were offset by increases in accounts receivable and inventory of $7.5 million and $9.2 million, respectively, and a decrease in accrued compensation and related benefits of $1.5 million. Our cash flows from operations in any given period are largely driven by the timing of sales, the collection of accounts receivable and the payment of accounts payable.

Net cash used in investing activities for the three months ended March 25, 2016 was approximately $2.0 million, primarily attributable to the expansion of our Czech Republic facility. Net cash used in investing activities of $32.3 million for the three months ended March 27, 2015 consisted of cash paid in connection with the acquisition of Marchi of $29.7 and capital expenditures of $2.6 million primarily attributable to the expansion of our Singapore facility.

Net cash used in financing activities for the three months ended March 25, 2016 was $2.3 million compared to net cash provided from financing activities of $28.6 million for the comparable period of 2015. For the three months ended March 25, 2016, our net cash used in financing activities was due primarily to principal payments on borrowings of $3.6 million offset by Miconex bank borrowing proceeds of $1.6 million. For the three months ended March 27, 2015, our net cash provided in financing activities primarily resulted from the cash proceeds from the new term and revolver loans obtained on February 2, 2015 of $76.2 million and proceeds from the issuance of common stock related to our employee stock plans of $2.2 million. These increases were offset primarily by the $48.8 million payoff on the previous credit facility and payment of $0.5 million of debt issuance costs related to the new credit facility.

We anticipate that our existing cash balance and operating cash flow will be sufficient to service our indebtedness and meet our working capital requirements and technology development projects for at least the next twelve months. The adequacy of these resources to meet our liquidity needs beyond that period will depend on our growth and profitability, the state of the global economy, our ability to meet our financial covenants under our credit facility, the cyclical expansion or contraction of the semiconductor capital equipment industry and the other industries we serve. As of March 25, 2016, approximately $45.2 million of non-U.S. cash and cash equivalents held by foreign subsidiaries may be subject to U.S. taxes if repatriated for U.S. operations. Of this amount, we intend to permanently reinvest all of these funds outside of the U.S. and we do not plan to repatriate these funds.

In order to expand our business or acquire additional complementary businesses or technologies, we may need to raise additional funds through equity or debt financings. If required, additional financing may not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, our stockholders’ equity interest will be diluted and these securities might have rights, preferences and privileges senior to those of our current stockholders. We may also require the consent of our lenders to raise additional funds through equity or debt financings. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.

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

On February 2, 2015, we borrowed an aggregate of $40.0 million under the New Term Loan and approximately $6.5 million under the New Revolving Credit Facility. The borrowed funds were used to repay the outstanding balance to Silicon Valley Bank as lender under our prior loan agreement. The prior loan agreement was terminated in connection with this transaction. In addition, we expensed the unamortized debt issuance costs relating to the prior loan agreement of approximately $0.7 million in the first quarter of 2015. On February 5, 2015, in order to finance the cash portion of the acquisition of Marchi, we borrowed an additional $29.7 million under the New Revolving Credit Facility.

The New Term Loan must be repaid in consecutive quarterly installments of $1.25 million for the first four installments and $2.9 million for the remaining twelve installments, with the first payment made on March 31, 2015, and with the balance of the outstanding principal amount of the New Term Loan due at the final maturity, which is February 2, 2019. The New Revolving Credit Facility is available for the four-year period beginning on February 2, 2015. The Credit Agreement includes customary representations, warranties, covenants and events of default. We and certain of our subsidiaries agreed to secure all of our and their respective obligations under the Credit Agreement by granting a first priority lien in substantially all of our and their respective personal property assets (subject to certain exceptions and limitations).

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

As of March 25, 2016, the interest rates on the outstanding new Term Loan and new Revolving Credit facility were 3.19% (2.75% applicable margin and 0.44% LIBOR) and 3.5% fixed, respectively. In order to manage interest rate risk on the variable component of the New Term Loan we entered into an interest rate swap with the Lenders in September 2015 with a total notional amount of $20.0 million (which amount decreases based on prorated quarterly principal payment over the remaining period of the Term Loan) pursuant to which we pay the counterparty a fixed rate of 0.99% and receive interest at a variable rate equal to the LIBOR rate we are required to pay under our New Term Loan, or 0.44% as of March 25, 2016. This interest rate swap effectively locks in a fixed interest rate of 3.74% on $18.7 million of the $35.0 million term loan balance outstanding as of March 25, 2016.

The Credit Agreement requires us to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00 starting with the first quarter of fiscal 2015 and a consolidated leverage ratio (as defined in the Credit Agreement) no greater than 3.50 to 1.00 starting with the first quarter of fiscal 2015. The Credit Agreement also includes other customary affirmative and negative covenants. In December 2015, the Credit Agreement was amended to include a provision requiring the Company to maintain a cash balance of $35.0 million every quarter end. We are in compliance with all covenants for the quarter ended March 25, 2016.

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

As of March 25, 2016, we have outstanding amounts under the New Term Loan and New Revolving Credit Facility of $35.0 million and $36.2 million, respectively, which are gross of unamortized debt issuance costs of $0.4 million, for a total net debt balance with this credit facility of $70.8 million. In addition, we have $2.9 million of bank debt under a credit facility in the Czech Republic, with interest rate of 1.3% and a variable based Euro Interbank Offered Rate and due dates from 2016 to 2020. As of March 25, 2016, our total bank debt was $73.7 million.

Capital Expenditures

Capital expenditures were $2.0 million in the three months ended March 25, 2016 and were primarily attributable to the expansion of our Czech Republic facility. The Company’s anticipated capital expenditures for the remainder of 2016 are expected to be financed through cash from operations.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relations with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Other than operating leases for certain equipment and real estate and purchase order commitments primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the arrangements described under “Borrowing Arrangements” above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of March 25, 2016 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases (1)	$27,705	$5,043	$10,382	$6,919	$5,361
Borrowing arrangements (2)	74,092	11,157	23,641	39,294	—
PO commitments	44,090	44,090	—	—	—

Total	$145,887	$60,290	$34,023	$46,213	$5,361

(1)	Operating lease obligations reflects (a) the leases for our headquarters and manufacturing facilities in Hayward, California that expire in 2020 thru 2022; (b) the leases for manufacturing facilities in South San Francisco that expire in 2018; (c) the leases for manufacturing facilities in China, Singapore and the Philippines that expire in 2016 thru 2019; (d) the leases for manufacturing facilities in Austin, Texas that expire in 2021; (e) the leases for manufacturing facilities in Chandler, Arizona that expire in 2017; (g) the leases for manufacturing facilities in Pflugerville, Texas that expire in 2018; and (f) the leases for our manufacturing facilities in the Czech Republic that expires in 2019. We have options to renew certain of the leases in South San Francisco, Hayward, Austin, Singapore and the in Czech Republic which we expect to exercise.

(2)	Amounts reflect obligations under our New Revolving Credit Facility of $71.2 million gross of unamortized debt issuance costs, under which $35.0 million is outstanding under the New Term Loan and approximately $36.2 million under the New Revolving Credit Facility as of March 25, 2016 and of our bank debt of $2.9 million held by Miconex.

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

There have been no material changes to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K subsequent to December 25, 2015. For further information on our critical and other significant accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 25, 2015, filed with the SEC.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first three months of fiscal 2016. Refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 25, 2015 for a more complete discussion of the market risks we encounter.

ITEM 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon our evaluation, we concluded that our disclosure controls and procedures were effective as of March 25, 2016.

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

A small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. As a group, two customers accounted for 79.7% of our sales for the three month period ended March 25, 2016 and three customers accounted for 84.3% and 75.7% of our sales for fiscal years 2015 and 2014, respectively, and we expect that our sales will continue to be concentrated among a small number of customers. In addition, our customer contracts generally do not require customers to place any orders. Accordingly, the success of our business depends on OEMs continuing to outsource the manufacturing of critical subsystems to us. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers, whether due to their decision to not continue to outsource all or a portion of their critical subsystems for their capital equipment to us, their giving market share to our competitors or for other reasons, such as a customer’s bankruptcy or insolvency or decreased demand for such customer’s products. We have in the past lost business from customers who have taken the manufacturing of our products in-house or given market share to our competitors. For example, in February 2015 UCT reached an agreement with ISI on the insourcing of manufacturing for its next generation robot, the da Vinci® Xi™ Patient Side Cart. UCT continues to manufacture previous generation robots and also assist with machined components and spare parts for current and future ISI production. This was a mutual decision driven by ISI’s manufacturing needs at the time and our desire to adhere to our targeted gross margin profile. Further, since our customers generally own the designs and other intellectual property to the products we manufacture, we cannot prevent them from licensing such designs and other intellectual property to our competitors for the manufacture of such products. If we are unable to replace revenue from customers who determine to take subsystem assembly in-house or give market share to our competitors, such events could have a material adverse impact on our financial position and results of operations.

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

On February 2, 2015, we entered into a new credit agreement by and among us, certain of our subsidiaries, East West Bank and City National Bank. This agreement was subsequently amended in December 2015 with such amendments effective as of December 25, 2015. This credit agreement provides for a term loan in an aggregate principal amount of $40.0 million and a revolving credit facility in an aggregate principal amount of $40.0 million, a letter of credit facility in the aggregate availability amount of $20.0 million and a swingline sub-facility in the aggregate availability amount of $5.0 million. On February 2, 2015, we borrowed an aggregate of $46.5 million under this new credit agreement from East West Bank and City National Bank to repay the remaining outstanding balance from the loan obtained from Silicon Valley Bank, U.S. Bank National Association and HSBC Bank. On February 5, 2015, we borrowed an additional $29.7 million under this new credit agreement from East West Bank and City National Bank to finance the acquisition of Marchi. The Company has a balance of $36.2 million on its revolving loan with $3.8 million available to borrow as of March 25, 2016. The Company’s term loan balance is $35.0 million as of March 25, 2016, with required payments of $2.9 million per quarter for each of the eleven remaining quarters of the Company’s credit agreement, which expires on February 2, 2019. In addition, Miconex has a debt balance of $2.9 million as of March 25, 2016. The Company’s total debt as of March 25, 2016, gross of capitalized loan costs of $0.4 million, is $74.1 million.

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

We made capital expenditures of approximately $2.0 million and $4.5 million for the three months period ended March 25, 2016 and March 27, 2015, respectively related to our manufacturing facilities in the United States, China and Singapore. In February 2015, we paid approximately $29.9 million and issued 1,437,500 shares of our common stock in connection with our acquisition of Marchi. The cash portion of the merger consideration was financed through the new credit facility described above; of which an aggregate of $73.7 million was outstanding as of March 25, 2016. In July 2015, we acquired Miconex for total consideration of $20.7 million which includes $15.6 million paid in cash, 500,000 shares of Company’s common stock, and up to $4.0 million of potential cash “earn-out” payments over two-year period. The amount of our future capital requirements or strategic acquisitions will depend on many factors, including:

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

We had $45.5 million in cash and cash equivalents as of March 25, 2016 of which $45.2 million was held by our foreign subsidiaries. If the cash and cash equivalents held by our foreign subsidiaries is needed for our operations or to fund capital expenditures or other strategic acquisitions in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

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

We have established, and as markets will allow, intend to expand our operations in Asia and Europe, which exposes us to risks associated with operating in a foreign country.

We generated approximately 43.9% and 31.8% of our sales in international markets for the three months period ended March 25, 2016 and March 27, 2015, respectively. Depending on market conditions, we intend to expand our operations in Asia and Europe, principally in China, Singapore and Czech Republic. In addition, through our acquisition of AIT, we acquired a manufacturing facility in Cebu, Philippines. The carrying amount of our fixed assets in Asia and Europe were $8.5 million and $1.8 million, respectively, as of March 25, 2016.

We are exposed to political, economic, legal and other risks associated with operating in Asia and Europe, including:

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

We had $85.2 million of goodwill recorded on our consolidated balance sheet as of March 25, 2016. Goodwill represents the excess of cost over the fair market value of net tangible and finite lived, identifiable intangible assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. During the fourth quarter of each year, we perform an annual review of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our financial results and net worth could be materially adversely affected.

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

The challenges of employee retention has also increased during the integration process with the companies we have acquired because of the necessity of combining personnel with varied business backgrounds and combining different corporate cultures and objectives, and several acquired employees, including members of the acquired companies’ senior management, have left our company. The process of integrating operations and making such adjustments could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses and the loss of key personnel. Employee uncertainty, lack of focus or turnover during the integration process may also disrupt our businesses.

If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us and our independent registered public accounting firm to evaluate and report on our internal control over financial reporting. The process of designing, implementing, maintaining and updating our internal controls and complying with Section 404 is expensive and time consuming, and requires significant attention from management and company resources. In addition, following the expiration of applicable grace periods, we are required to evaluate and report on the internal controls of the companies we acquire, and the attestation report we are required to obtain from our independent registered public accounting firm must include the internal control over financial reporting of the companies we acquire. Integrating acquired companies’ internal control frameworks into the Company and upgrading acquired companies’ controls to comply with the Sarbanes-Oxley Act has required and will require substantial resources, and we cannot assure you that we will be able to successfully or effectively maintain adequate controls over our financial processes at our acquired companies, including AIT, Marchi and Miconex, or for our consolidated business. In addition, even though we have concluded, and our independent registered public accounting firm has concurred, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 25, 2015, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements, and our internal control may not be effective as of future periods. Failure to maintain existing or implement new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a) Exhibits

The following exhibits are filed with this current Report on Form 10-Q for the quarter ended March 25, 2016:

Exhibit Number	Description

3.1	Amended and Restated Bylaws

10.1(1)	Promotion Letter between the Company and Sheri Brumm dated February 18, 2016.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Form 10-K filed on March 9, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA CLEAN HOLDINGS, INC.
(Registrant)

Date: May 2, 2016	By:	/S/ JAMES P. SCHOLHAMER
	Name:	James P. Scholhamer
	Title:	Chief Executive Officer (Principal Executive Officer and duly authorized signatory)

Date: May 2, 2016	By:	/S/ KEVIN C. EICHLER
	Name:	Kevin C. Eichler
	Title:	President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Bylaws

10.1(1)	Promotion Letter between the Company and Sheri Brumm dated February 18, 2016.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Form 10-K filed on March 9, 2016.