Form 10-Q
period 2016-06-24
Ultra Clean Holdings, Inc.
filed 2016-08-03
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2016

or

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

Number of shares outstanding of the issuer’s common stock as of July 29, 2016: 32,832,373

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share amounts)

	June 24,	December 25,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$44,053	$50,103
Accounts receivable, net of allowance of $159 and $158, respectively	73,069	59,148
Inventories	90,302	72,716
Prepaid expenses and other	6,891	8,172
Total current assets	214,315	190,139
Equipment and leasehold improvements, net	18,117	17,267
Goodwill	85,248	85,248
Purchased intangibles, net	39,903	42,782
Other non-current assets	753	717
Total assets	$358,336	$336,153
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$12,992	$12,744
Accounts payable	64,712	39,660
Accrued compensation and related benefits	7,199	6,536
Deferred rent, current portion	738	584
Other current liabilities	7,251	5,187
Total current liabilities	92,892	64,711
Bank borrowings, net of current portion	56,934	62,795
Deferred tax liability	5,305	4,519
Deferred rent and other liabilities	2,927	3,185
Total liabilities	158,058	135,210
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 32,693,498 and 32,279,429 shares issued and outstanding in 2016 and 2015, respectively	33	32
Additional paid-in capital	178,132	176,280
Common shares held in treasury, at cost, 601,944 shares in 2016 and 2015	(3,337)	(3,337)
Retained earnings	25,470	27,986
Accumulated other comprehensive loss	(20)	(18)
Total stockholders’ equity	200,278	200,943
Total liabilities and stockholders’ equity	$358,336	$336,153

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three months ended		Six months ended
	June 24,	June 26,	June 24,	June 26,
	2016	2015	2016	2015
Sales	$129,831	$117,549	$242,060	$242,867
Cost of goods sold	110,810	98,727	208,469	204,126
Gross profit	19,021	18,822	33,591	38,741
Operating expenses:
Research and development	2,359	2,401	4,635	4,967
Sales and marketing	2,785	2,805	5,718	5,650
General and administrative	10,158	10,188	20,217	22,048
Total operating expenses	15,302	15,394	30,570	32,665
Income from operations	3,719	3,428	3,021	6,076
Interest and other income (expense), net	(836)	(359)	(1,927)	(1,315)
Income before provision for income taxes	2,883	3,069	1,094	4,761
Income tax provision	2,160	862	3,610	1,381
Net income (loss)	$723	$2,207	$(2,516)	$3,380

Net income (loss) per share:
Basic	$0.02	$0.07	$(0.08)	$0.11
Diluted	$0.02	$0.07	$(0.08)	$0.11
Shares used in computing net income (loss) per share:
Basic	32,565	31,615	32,437	31,042
Diluted	32,792	31,777	32,437	31,358

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in thousands)

	Three months ended		Six months ended
	June 24,	June 26,	June 24,	June 26,
	2016	2015	2016	2015
Net income (loss)	$723	$2,207	$(2,516)	$3,380
Other comprehensive income (loss):
Change in cumulative translation adjustment	(21)	—	76	—
Cash flow hedges:
Change in fair value of derivatives	(64)	—	(128)	—
Adjustment for net loss realized and included in net income	24	—	50	—
Total change in unrealized loss on derivative instruments	(40)	—	(78)	—
Other comprehensive loss	(61)	—	(2)	—
Comprehensive income (loss)	$662	$2,207	$(2,518)	$3,380

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six months ended
	June 24,	June 26,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(2,516)	$3,380
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,801	1,836
Amortization of finite-lived intangibles	2,879	2,492
Amortization of debt issuance costs	76	752
Stock-based compensation	2,183	1,518
Change in the fair value of the contingent earn out	628	—
Excess tax benefit from stock-based compensation	—	425
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(13,869)	4,304
Inventory	(17,500)	(6,500)
Prepaid expenses and other	1,298	(1,628)
Deferred income taxes	784	682
Other non-current assets	(36)	(61)
Accounts payable	25,016	(3,750)
Accrued compensation and related benefits	656	1,102
Income taxes payable	—	(425)
Other liabilities	1,245	(5)
Net cash provided by operating activities	3,645	4,122
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(3,702)	(3,796)
Disposal of equipment and leasehold improvements	62	—
Acquisition of business	—	(29,734)
Net cash used for investing activities	(3,640)	(33,530)
Cash flows from financing activities:
Proceeds from bank borrowings	2,052	76,189
Proceeds from issuance of common stock	104	2,297
Principal payments on bank borrowings	(7,758)	(50,094)
Payments of debt issuance costs	—	(611)
Excess tax benefit from stock-based compensation	—	(425)
Employees’ taxes paid upon vesting of restricted stock units	(434)	(331)
Net cash provided by (used for) financing activities	(6,036)	27,025
Effect of exchange rate changes on cash and cash equivalents	(19)	—
Net decrease in cash and cash equivalents	$(6,050)	$(2,383)
Cash and cash equivalents at beginning of period	50,103	78,997
Cash and cash equivalents at end of period	$44,053	$76,614

Supplemental cash flow information:
Income taxes paid	$2,265	$1,423
Income tax refunds	$598	$—
Interest paid	$1,306	$1,231
Non-cash investing activities:
Fair value of common shares issued for acquisition	$—	$13,843
Equipment and leasehold improvements purchased included in accounts payable	$148	$1,630

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

The Company provides its customers with complete solutions that combine its expertise in design, assembly, test and component characterization. The Company’s customers value its highly flexible global manufacturing operations, its excellence in quality control and its scale and financial stability. The Company’s global footprint enables the Company to reduce manufacturing costs and design-to-delivery cycle times while maintaining high quality standards for the Company’s customers. The Company believes that these characteristics allow the Company to provide global solutions for its customers’ product demands. The Company ships the majority of its products to U.S. registered customers with locations both in and outside the U.S. In addition to its U.S. manufacturing capabilities, the Company manufactures products in its Asian facilities to support local and U.S. based customers. The Company conducts its operating activities primarily through its wholly-owned subsidiaries, Ultra Clean Technology Systems and Service, Inc., AIT, UCTS, UCME, UCAP, Marchi and Miconex. The Company’s international sales represented 45.1% and 32.6% of total sales for the three months ended June 24, 2016 and June 26, 2015, respectively, and 44.5% and 32.2% of total sales for the six months ended June 24, 2016 and June 26, 2015, respectively. See Note 10 to the Company’s Condensed Consolidated Financial Statements for further information about the Company’s geographic areas.

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

Foreign Currency Translation and Remeasurement — The Company has one foreign subsidiary whose functional currency is not its local currency or the U.S. dollar. The Company remeasures the monetary assets and liabilities of this subsidiary into its functional currency. Gains and losses from these remeasurements are recorded in interest and other income (expense), net. The

Company then translates the assets and liabilities of this subsidiary into the U.S. dollar. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income (AOCI) within stockholders’ equity. For the Company’s foreign subsidiaries where the U.S. dollar is the functional currency, any gains and losses resulting from the remeasurement of the assets and liabilities of these subsidiaries are recorded in interest and other income (expense), net.

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

Significant Sales to Customers — The Company’s most significant customers (having accounted for 10% or more of sales) and their related sales as a percentage of total sales were as follows:

	Three months ended		Six months ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Lam Research Corporation	55.4%	55.4%	56.0%	50.9%
Applied Materials, Inc.	27.0	25.8	25.2	27.4
Total	82.4%	81.2%	81.2%	78.3%

Two customers’ accounts receivable balances, Lam Research Corporation and Applied Materials, Inc., were individually greater than 10% of accounts receivable as of June 24, 2016 and three customers’ accounts receivable balances, Lam Research Corporation, Applied Materials, Inc. and ASM International, Inc., were individually greater than 10% of accounts receivable as of December 25, 2015, and in the aggregate represented approximately 84.3% and 84.6% of accounts receivable, respectively.

Fair Value of Measurements — The Company measures its cash equivalents, interest rate derivative contracts and contingent earn-out liability at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:

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

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in thousands):

		Fair Value Measurement at
		Reporting Date Using
Description	June 24, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other liabilities:
Interest rate swap	$106	$—	$106	$—
Contingent earn-out liability	$1,459	$—	$—	$1,459

		Fair Value Measurement at
		Reporting Date Using
Description	December 25, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market fund deposits	$640	$640	$—	$—
Other liabilities:
Interest rate swap	$23	$—	$23	$—
Contingent earn-out liability	$831	$—	$—	$831

Derivative Financial Instruments — The Company recognizes derivative instruments as either assets or liabilities in the accompanying Condensed Consolidated Balance Sheets at fair value. The Company records changes in the fair value of the derivatives in the accompanying Condensed Consolidated Statements of Operations as interest and other income (expense), net, or as a component of AOCI in the accompanying Condensed Consolidated Balance Sheets.

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

Equipment and Leasehold Improvements, net — Equipment and leasehold improvements are stated at cost, or, in the case of equipment under capital leases, the present value of future minimum lease payments at inception of the related lease. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives of the assets or the terms of the leases. Useful lives range from three to fifteen years.

Product Warranty — The Company provides warranty on its products for a period of up to two years and provides for warranty costs at the time of sale based on historical activity. Determination of the warranty reserve requires the Company to make estimates of product return rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of sales may be required in future periods. The warranty reserve is included in other current liabilities on the Condensed Consolidated Balance Sheets.

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

The Company continued to maintain a full valuation allowance on its federal, state, and one of its Singapore subsidiary’s deferred tax amounts as of June 24, 2016. Income tax positions must meet a more likely than not recognition threshold to be recognized. Income tax positions that previously failed to meet the more likely than not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the Condensed Consolidated Statements of Operations as income tax expense. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on its results of operations and financial position. Management believes that it has adequately provided for any adjustments that may result from these examinations; however, the outcome of tax audits cannot be predicted with certainty.

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

Net Income per Share — Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options and restricted stock using the treasury stock method, except when such shares are anti-dilutive. See Note 8 to the Company’s Condensed Consolidated Financial Statements.

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

Stock-Based Compensation Expense

The Company maintains stock-based compensation plans which allow for the issuance of equity-based awards to executives, directors and certain employees. These equity-based awards include stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) which can be either time-based or performance-based. The Company has not granted stock options to its employees since fiscal year 2010. The Company also maintains an employee stock purchase plan that provides for the issuance of shares to all eligible employees of the Company at a discounted price.

Stock-based compensation expense includes compensation costs related to estimated fair values of stock options and awards granted. The estimated fair value of the Company’s equity-based awards, net of expected forfeitures, is amortized on a straight-line basis over the awards’ vesting period, typically three years for RSUs and one year for RSAs, and is adjusted for subsequent changes in estimated forfeitures related to all equity-based awards and performance as it relates to performance-based RSUs. The Company applies the fair value recognition provisions based on the FASB’s guidance regarding stock-based compensation.

Stock Options

Stock option activity for the six months ended June 24, 2016:

	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 25, 2015	315,648	$10.02	2.06	$216
Granted	—	—
Exercised	—	—
Cancelled	(16,989)	$8.94
Outstanding at June 24, 2016	298,659	$10.09	1.61	$249
Options exercisable at June 24, 2016	298,659	$10.09	1.61	$249

There were no options granted by the Company during either of the six month periods ended June 24, 2016 and June 26, 2015. As of June 24, 2016, there was no stock-based compensation expense attributable to stock options as all outstanding options were fully vested.

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

During the quarter ended June 24, 2016, the Company granted 199,000 RSUs, with a weighted average fair value of $5.89 per share, and granted 75,000 performance stock units with a weighted average fair value of $5.93 per share. During the quarter ended March 25, 2016, the Company granted 644,000 RSUs and PSUs with a weighted average fair value of $5.31 per share.

During the six months ended June 24, 2016, 84,144 vested shares were withheld to satisfy withholding tax obligations, resulting in the net issuance of 341,910 shares. As of June 24, 2016, approximately $7.2 million of stock-based compensation cost, net of estimated forfeitures, related to RSUs and PSUs remains to be amortized over a weighted average period of two years. As of June 24, 2016, a total of 1,624,677 RSUs and PSUs remain outstanding with an aggregate intrinsic value of $9.2 million and a weighted average remaining contractual term of 1.46 years.

Restricted Stock Awards — As of June 24, 2016, a total of 60,000 RSAs were outstanding. The total unamortized expense of the Company’s unvested restricted stock awards as of June 24, 2016, was $0.3 million.

The following table summarizes the Company’s RSU and RSA activity for the six months ended June 24, 2016:

	Shares	Aggregate Fair Value (in thousands)
Unvested restricted stock units and restricted stock awards at December 25, 2015	1,267,942	$6,563
Granted	978,000
Vested	(474,054)
Forfeited	(87,211)
Unvested restricted stock units and restricted stock awards at June 24, 2016	1,684,677	$9,535
Vested and expected to vest restricted stock units and restricted stock awards at June 24, 2016	1,374,005	$7,777

The following table shows the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations (in thousands):

	Three months ended		Six months ended
	June 24,	June 26,	June 24,	June 26,
	2016	2015	2016	2015
Cost of sales (1)	$190	$246	$466	$629
Research and development	67	51	128	101
Sales and marketing	100	89	177	200
General and administrative	761	657	1,412	588
	1,118	1,043	2,183	1,518
Income tax benefit	(840)	(293)	—	(440)
Net stock-based compensation expense	$278	$750	$2,183	$1,078

(1)	Stock-based compensation expenses capitalized in inventory for the three and six month periods ended June 24, 2016 and June 26, 2015 were not significant.

Recent Accounting Pronouncements

In May 2014, the FASB amended the existing accounting standards for revenue recognition. In August 2015, the FASB delayed the effective date of the amended accounting standard for revenue recognition by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. As such, the updated standard will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company is still evaluating the effect that the updated standard will have on the consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued authoritative guidance that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. The Company adopted this guidance with retrospective application in the first quarter of 2016. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued authoritative guidance on income taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective for the Company beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. The Company is currently evaluating the effect of this new guidance on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued new guidance which involves several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The guidance is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, however early adoption is permitted. The Company is currently evaluating the guidance to determine the Company's adoption method and the effect it will have on the Company's consolidated financial statements.

2. Financial Instruments

Cash Equivalents

As of December 25, 2015, the Company had an overnight sweep account invested in money market funds with maturities of less than 90 days from purchase and is thus classified as cash and cash equivalents on the Company’s balance sheet. The carrying value and fair value of these money market funds as of December 25, 2015 was $0.6 million, based on Level 1 inputs. There were no money market funds as of June 24, 2016.

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

Cash Flow Hedges

In September 2015, the Company entered into an interest rate swap with East West Bank and City National Bank with a notional amount of $20.0 million pursuant to which the Company pays the counterparty a fixed rate of 0.99% and receives interest at a variable rate equal to the London Interbank Offered Rate (LIBOR) rate the Company is required to pay under its term loan, or 0.45%, as of June 24, 2016. This interest rate swap effectively locks in a fixed interest rate of 3.74% on $17.1 million of the $32.1 million term loan as of June 24, 2016, with a decreasing notional amount based on prorated quarterly principal payments over the remaining period of the term loan. Gains or losses on the effective portion of a cash flow hedge are reflected as a component of AOCI and subsequently recorded to interest and other income (expense) when the hedged transactions are realized. If the hedged transactions become probable of not occurring, the corresponding amounts in AOCI would be immediately reclassified to interest and other income (expense), net. As of June 24, 2016, the effective portion of the Company’s cash flow hedge before tax effect was $0.1 million, of which $0.1 million is expected to be reclassified from AOCI into earnings within the next 12 months.

Non-Designated Derivatives

The Miconex interest swap to convert the variable interest rates on Miconex debt to fixed rates with a total notional amount of $0.4 million is not designated as a hedging instrument. The Company recognizes gains and losses on this contract, as well any related costs in interest and other income (expense), net.

The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value (in thousands) as of June 24, 2016 and December 25, 2015.

June 24, 2016
		Fair Value of	Fair Value of
		Derivatives	Derivatives Not
	Balance Sheet	Designated as	Designated as	Total
	Location	Hedge Instruments	Hedge Instruments	Fair Value
Derivative liabilities:
Level 2:
Interest rate swap	Deferred rent and other liabilities	$96	$10	$106

December 25, 2015
		Fair Value of	Fair Value of
		Derivatives	Derivatives Not
	Balance Sheet	Designated as	Designated as	Total
	Location	Hedge Instruments	Hedge Instruments	Fair Value
Derivative liabilities:
Level 2:
Interest rate swap	Deferred rent and other liabilities	$23	$10	$33

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) is summarized below (in thousands):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended		Six Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Derivatives in Cash Flow Hedging Relationship
Interest rate swap	$(64)	$—	$(128)	$—

	Gains Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended		Six Months Ended
	Income Statement Location	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Derivatives in Cash Flow Hedging Relationship
Interest rate swap	Interest and other income (expense), net	$24	$—	$50	$—

There were no gains (losses) recognized in income on derivatives that are excluded from the effectiveness testing and ineffective portion of the cash flow hedge for the three and six months ended June 24, 2016 and June 26, 2015.

The effect of derivative instruments not designated as hedging instruments on income for the three and six months ended June 24, 2016 and June 26, 2015 is not significant to the financial statements.

3. Balance Sheet Information

Inventories consisted of the following (in thousands):

	June 24,	December 25,
	2016	2015
Raw materials	$64,431	$57,321
Work in process	25,048	17,954
Finished goods	7,147	4,561
	96,626	79,836
Reserve for excess and obsolete	(6,324)	(7,120)
Total	$90,302	$72,716

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	June 24,	December 25,
	2016	2015
Computer equipment and software	$11,398	$10,308
Furniture and fixtures	3,202	3,201
Machinery and equipment	16,862	16,253
Leasehold improvements	18,102	16,119
	49,564	45,881
Accumulated depreciation	(31,447)	(28,614)
Total	$18,117	$17,267

4. Acquisitions

Miconex

On July 31, 2015, the Company acquired 100.0% of the shareholding interest of Miconex, a limited liability company incorporated under the laws of the Czech Republic and a provider of advanced precision fabrication of plastics, primarily for the semiconductor industry. This acquisition expanded the Company’s capabilities with existing customers. Pursuant to the purchase agreement, the Company paid $15.6 million in cash and issued 500,000 shares of the Company’s common stock. In addition, the former owners of Miconex are entitled up to $4.0 million of potential cash “earn-out” payments over a two-year period following closing, based on Miconex’s achievement of specified performance targets based on earnings before interest and taxes pursuant to the provisions of the purchase agreement. The acquisition price of Miconex for purposes of the Company’s purchase price allocation was determined to be $20.7 million, which includes the cash payment of $15.6 million, the stock consideration valued at $3.8 million and the fair value of the potential earn-out payments of approximately $1.3 million.

The fair value of the common stock issued was determined based on the average of the high and low trading prices per share of the Company’s common stock on the acquisition date of approximately $7.64 per share. The fair value of the earn-out payments at the acquisition date was determined providing risk adjusted earnings projections using the Monte Carlo Simulation. These inputs are not observable in the market and thus represent a Level 3 measurement as discussed in Note 1 of the Company’s Consolidated Financial Statements. During the second quarter of fiscal year 2016, the Company reassessed the fair value of the earn-out payments, increasing the fair value from $0.8 million as of December 25, 2015 to $1.4 million as of June 24, 2016. The increase of $0.6 million was recorded as other expense in the Condensed Consolidated Statements of Operations.

The Company allocated the purchase price of Miconex to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the aggregate fair value was recorded as goodwill. Goodwill associated with this acquisition is primarily attributable to future technology, market presence and the knowledgeable and experienced workforce. The fair value assigned to identifiable intangible assets acquired was determined using the income approach taking into account the Company’s consideration of a number of inputs, including an independent third party analysis that was based upon estimates and assumptions provided by the Company. These estimates and assumptions were determined through established and generally accepted valuation techniques.

The purchase price for this acquisition has been allocated as follows:

Fair Market Values (in thousands)
Cash and cash equivalents	$239
Accounts receivable	3,065
Inventories	6,198
Deferred tax assets	196
Prepaid expenses and other	214
Equipment and leasehold improvements	428
Goodwill	10,950
Purchased intangible assets	8,800
Total assets acquired	30,090
Bank borrowings	(3,027)
Accounts payable	(3,509)
Accrued compensation and related benefits	(432)
Other current liabilities	(576)
Deferred tax liability	(1,856)
Other liabilities	(24)
Total liabilities assumed	(9,424)
Purchase price allocated	$20,666

		Purchased
	Useful Life	Intangible Assets
	(In years)	(In thousands)
Customer relationships	7.5	$8,800

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

The Company allocated the purchase price of Marchi to the tangible assets, liabilities and identifiable intangible assets acquired, based on their calculated fair values. The excess of purchase price over the aggregate fair value was recorded as goodwill. Goodwill associated with the Marchi acquisition is primarily attributable to the future technology, market presence and the knowledgeable and experienced workforce. The fair value assigned to identifiable intangible assets acquired was determined using the income approach taking into account the Company’s consideration of a number of inputs, including an independent third party analysis that was based upon estimates and assumptions provided by the Company. These estimates and assumptions were determined through established and generally accepted valuation techniques. The estimated fair value of the tangible and intangible assets acquired was allocated at Marchi’s acquisition date.

The purchase price for this acquisition has been allocated as follows:

Fair Market Values (in thousands)
Inventories	$1,297
Equipment and leasehold improvements	767
Goodwill	18,380
Purchased intangible assets	23,370
Other non-current assets	26
Total assets acquired	43,840
Other liabilities	(100)
Total liabilities assumed	(100)
Purchase price allocated	$43,740

		Purchased
	Useful Life	Intangible Assets
	(In years)	(In thousands)
Customer relationships	10	$9,900
Trade name	6	1,170
Intellectual properties/know-how	8 - 12	12,300
Total purchased intangible assets		$23,370

The results of operations for the Company for the first half of fiscal 2015 include five full months of operating activity for Marchi. For the three and six months ended June 26, 2015, net sales of approximately $4.1 million and $6.2 million, respectively, and operating income of approximately $1.5 million and $2.2 million, respectively, attributable to Marchi were included in the Condensed Consolidated Statements of Operations. For the three and six months ended June 26, 2015, results of operations included charges of $0.7 million and $1.1 million, respectively, attributable to amortization of purchased intangible assets and $0.2 million of deal costs associated with the acquisition. Deal costs are included in general and administrative expenses in the Company’s Condensed Consolidated Results of Operations.

The following unaudited pro forma consolidated results of operations assume the Marchi and Miconex acquisitions were completed as of the beginning of 2015 (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 26,	June 26,
	2015	2015
Net sales	$124,575	$259,541
Net income	$2,590	$4,778
Basic earnings per share	$0.08	$0.15
Diluted earnings per share	$0.08	$0.15

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

	June 24, 2016			December 25, 2015
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
Carrying amount	$85,248	$39,903	$125,151	$85,248	$42,782	$128,030

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

	As of June 24, 2016			As of December 25, 2015
	Gross			Gross
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Useful
	Amount	Amortization	Value	Amount	Amortization	Value	Life
AIT
Customer relationships	$19,000	$(16,178)	$2,822	$19,000	$(15,298)	$3,702	7
Tradename	1,900	(1,900)	—	1,900	(1,900)	—	6
Intellectual property/know-how	1,600	(914)	686	1,600	(800)	800	7
Marchi
Customer relationships	9,900	(1,403)	8,497	9,900	(907)	8,993	10
Tradename	1,170	(330)	840	1,170	(217)	953	6
Intellectual property/know-how	12,300	(1,954)	10,346	12,300	(1,264)	11,036	8-12
Miconex
Customer relationships	8,800	(1,075)	7,725	8,800	(489)	8,311	7.5
UCT
Tradename	8,987	—	8,987	8,987	—	8,987	*
Total	$63,657	$(23,754)	$39,903	$63,657	$(20,875)	$42,782

*

The Company concluded that the UCT tradename intangible asset life is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The Company amortizes its tradenames for AIT and Marchi and customer relationships intangible asset for AIT using an accelerated method over the estimated economic life of the assets, ranging from 6 to 7 years. The Company amortizes its intellectual property/know-how and customer relationships intangible assets for Marchi and Miconex on a straight-line basis with an estimated economic life of the assets ranging from 7 to 12 years. Amortization expense was approximately $1.4 million and $1.4 million for the three months ended June 24, 2016 and June 26, 2015, respectively, and $2.9 million and $2.5 million for the six months ended June 24, 2016 and June 26, 2015, respectively. Amortization expense is charged to general and administrative. As of June 24, 2016, future estimated amortization expense is expected to be as follows (in thousands):

Amortization
Expense
2016 (remaining in year)	$2,879
2017	4,924
2018	4,582
2019	4,210
2020	3,682
Thereafter	10,639
Total	$30,916

6. Borrowing Arrangements

On February 2, 2015, the Company entered into a credit agreement (the “Credit Agreement”) by and among the Company, certain of its subsidiaries and East West Bank and City National Bank (collectively, the “Lenders”). The credit agreement was amended on April 3, 2015 (as amended, the “Credit Agreement”). The Credit Agreement provides for a term loan in an aggregate principal amount of $40.0 million (the “Term Loan”) and a revolving credit facility in an aggregate principal amount of $40.0 million (the “Revolving Credit Facility”), a letter of credit facility in the aggregate availability amount of $20.0 million (as a sublimit of such Revolving Credit Facility) (the “L/C Facility”) and a swingline sub-facility in the aggregate availability amount of $5.0 million (as a sublimit of the Revolving Credit Facility) (together with the Term Loan, the Revolving Credit Facility and the L/C Facility, the “Senior Secured Credit Facility”).

On February 2, 2015, the Company borrowed an aggregate of $40.0 million under the Term Loan and approximately $6.5 million under the Revolving Credit Facility. The borrowed funds were used to repay the outstanding balance to Silicon Valley Bank as lender under our prior loan agreement, which loan agreement was terminated in connection with this transaction. In addition, the Company expensed the unamortized debt issuance costs relating to the prior loan agreement of approximately $0.7 million in the first quarter of 2015. On February 5, 2015, in order to finance the acquisition of Marchi, the Company borrowed $29.7 million under the Revolving Credit Facility.

The Term Loan must be repaid in consecutive quarterly installments of $1.25 million for the first four installments and $2.9 million for the remaining twelve installments, with the first payment made on March 31, 2015, and with the balance of the outstanding principal amount of the Term Loan due at the final maturity, which is February 2, 2019. The Revolving Credit Facility is available for the four-year period beginning on February 2, 2015. The Credit Agreement includes customary representations, warranties, covenants and events of default. The Company and certain of its subsidiaries have agreed to secure all of their obligations under the Credit Agreement by granting a first priority lien in substantially all of their respective personal property assets (subject to certain exceptions and limitations).

At the Company’s option, borrowings under the Term Loan and Revolving Credit Facility (subject to certain limitations) bear interest at either a base rate or at the LIBOR (with the LIBOR being adjusted for certain Eurocurrency reserve requirements, if any, as described in the Credit Agreement), plus, in each case, an applicable margin based on the Company’s consolidated leverage ratio. All loans described above made on February 2, 2015 were initially base rate loans, carrying interest of 3.25%. The effective interest rate will be higher due to the incurrence of certain loan-related costs of $0.6 million that have been treated as a discount on the debt and amortized over the life of the loan.

As of June 24, 2016, the interest rates on the outstanding Term Loan and Revolving Credit facility were 3.20% (2.75% applicable margin and 0.45% LIBOR) and 3.50% fixed, respectively. In order to manage interest rate risk on the variable component of the Term Loan, the Company entered into an interest rate swap with the Lenders in September 2015 with a total notional amount of $20.0 million (which amount decreases based on prorated quarterly principal payments over the remaining period of the Term Loan) pursuant to which the Company pays the counterparty a fixed rate of 0.99% and receives interest at a variable rate equal to the LIBOR rate the Company is required to pay under its Term Loan, or 0.45%, as of June 24, 2016. This interest rate swap effectively locks in a fixed interest rate of 3.74% on $17.1 million of the $32.1 million term loan balance outstanding as of June 24, 2016.

The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00 starting with the end of the first quarter of fiscal 2015 and a consolidated leverage ratio (as defined in the Credit Agreement) no greater than 3.50 to 1.00 starting with the end of the first quarter of fiscal 2015. The Credit Agreement also includes other customary affirmative and negative covenants. In December 2015, the Credit Agreement was amended to add a covenant requiring the Company to maintain a cash balance of $35.0 million at the end of each quarter. The Company was in compliance with all covenants for the quarter ended June 24, 2016.

The Credit Agreement also contains provisions requiring the following mandatory prepayments (subject to certain exceptions and limitations): annual prepayments in an amount equal to (a) 33.0% of excess cash flow (as defined in the Credit Agreement) if the aggregate outstanding principal amount of the Term Loan equals or exceeds $20.0 million and (b) 25.0% of excess cash flow if the aggregate outstanding principal amount of the Term Loan equals or exceeds $10.0 million but is less than $20.0 million. The Credit Agreement also restricts us from declaring or paying any cash dividends.

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

As of June 24, 2016, the outstanding amounts under the Term Loan and Revolving Credit Facility were $32.1 million and $36.2 million, respectively, gross of unamortized debt issuance costs of $0.4 million. In addition, the Company has $2.0 million of bank debt under a credit facility in the Czech Republic, with applicable margins ranging from 1.3% to 2.3% plus a variable rate based on the Euro Interbank Offered Rate with due dates from 2016 to 2020. As of June 24, 2016, our total bank debt was $69.9 million.

7. Income Tax

The Company’s income tax provision and effective tax rate for the three and six month periods ended June 24, 2016 were $2.2 million and 75.1% and $3.6 million and 330.2%, respectively compared to $0.9 million and 28.1% and $1.4 million and 29.0%, respectively for the three and six month periods ended June 26, 2015. The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results, as well as the impact of losses in jurisdictions with full federal and state valuation allowances for the three and six month periods ended June 24, 2016 compared to the impact of losses in jurisdictions with full state valuation allowances for the three and six month periods ended June 26, 2015. Our effective tax rates were higher than the statutory rates for the first and second quarters of 2016 primarily due to the impact of loss in jurisdictions with a full federal and state valuation allowances.

Company management continuously evaluates the need for a valuation allowance and, as of June 24, 2016, concluded that a full valuation allowance on its federal and state deferred tax assets as well as the deferred tax assets of one its Singapore subsidiaries was still appropriate.

The Company earns a significant amount of its operating income outside the United States, which is deemed to be indefinitely reinvested in foreign jurisdictions. As a result, most of the Company’s cash and cash equivalents are held by foreign subsidiaries. The Company currently does not intend nor foresee a need to repatriate any other funds to the U.S., except for a portion of current year earnings from one of our Singapore subsidiaries. The Company expects domestic cash and cash flows from operations to continue to be sufficient to fund its domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If the Company should require more capital in the U.S. than is generated by its domestic operations, for example to fund significant discretionary activities such as business acquisitions, the Company could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or dilution of our earnings. The Company has borrowed funds domestically and continues to believe it has the ability to do so at reasonable interest rates. The Company does not provide for U.S. taxes on its undistributed earnings of foreign subsidiaries that it intends to invest indefinitely outside the U.S., unless such taxes are otherwise required under U.S. tax law. In 2016, the Company determined that a portion of the current year earnings of one of its China subsidiaries may be remitted in the future to one of its foreign subsidiaries outside of mainland China and, accordingly, the Company provided for the related withholding taxes in its condensed consolidated financial statements. If the Company changes its intent to reinvest its undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previous anticipated remaining unremitted foreign earnings, the Company could be required to accrue or pay U.S. taxes on some or all of these undistributed earnings. As of June 24, 2016, the Company had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $72.5 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	Six months ended
	June 24,	June 26,
	2016	2015
Balance as of the beginning of period	$337	$356
Increase (decrease) related to current year tax positions	11	5
Expiration of the statute of limitations for the assessment of taxes	(24)	(36)
Balance as of the end of period	$324	$325

The Company’s gross liability for unrecognized tax benefits as of June 24, 2016 and December 25, 2015 was $0.3 million and $0.4 million, respectively. Increases or decreases to interest and penalties on uncertain tax positions are included in the income tax provision in the Condensed Consolidated Statements of Operations. Interest related to uncertain tax positions was considered to be de minimis for each of the three and six month periods ended June 24, 2016 and June 26, 2015. Although it is possible some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

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

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share data):

	Three months ended		Six months ended
	June 24,	June 26,	June 24,	June 26,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$723	$2,207	$(2,516)	$3,380
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	32,565	31,615	32,437	31,042
Shares used in computation — diluted:
Shares used in computing basic net income (loss) per share	32,565	31,615	32,437	31,042
Dilutive effect of common shares outstanding subject to repurchase	184	111	—	232
Dilutive effect of options outstanding	43	51	—	84
Weighted average shares used in computing diluted net income (loss) per share	32,792	31,777	32,437	31,358
Net income (loss) per share — basic	$0.02	$0.07	$(0.08)	$0.11
Net income (loss) per share — diluted	$0.02	$0.07	$(0.08)	$0.11

The Company had securities outstanding which could potentially dilute basic net income per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income per share, as their effect would have been anti-dilutive. Such outstanding securities consisted of 191,679 stock options for the three months period ended June 24, 2016 and 391,676 stock options and 387,437 stock options for the three and six month periods ended June 26, 2015, respectively. For the six months period ended June 24, 2016, all potentially dilutive securities outstanding were considered anti-dilutive, and therefore the calculation of basic and diluted net loss per share was the same.

9. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $70.9 million at June 24, 2016.

The Company leases properties domestically in Hayward, California; Austin, Texas; Pflugerville, Texas; Chandler, Arizona; and South San Francisco, California and internationally in China, Singapore, Philippines and the Czech Republic. The Company leases certain of its facilities under non-cancelable leases, which expire on various dates through 2022.

As of June 24, 2016, future minimum payments under these operating leases were as follows (in thousands):

Fiscal Year
2016 (remaining in year)	$3,477
2017	6,136
2018	4,805
2019	3,696
2020	3,362
Thereafter	5,361
Total minimum lease payments	$26,837

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

	Three months ended		Six months ended
	June 24,	June 26,	June 24,	June 26,
	2016	2015	2016	2015
United States	$67,891	$79,961	$133,730	$169,430
China	1,185	5,288	4,632	17,250
Singapore	43,359	29,170	76,043	47,402
Austria	9,309	—	17,811	—
Other	8,087	3,130	9,844	8,785
	$129,831	$117,549	$242,060	$242,867

At June 24, 2016, approximately $8.0 million and $1.9 million of the Company’s net long-lived assets were located in Asia and the Czech Republic, respectively, and the remaining balances were located in the United States. At June 26, 2015, approximately $8.5 million of the Company’s net long-lived assets were located in Asia, and the remaining balances were located in the United States.

11. Subsequent Events

On July 7, 2016, the Company announced that Sheri Brumm would become the Company’s Chief Financial Officer, effective July 30, 2016, succeeding Kevin Eichler, who stepped down on July 29, 2016. Mr. Eichler will receive a lump sum cash payment equal to approximately $550,000 as well as accelerated vesting of 126,542 of his outstanding restricted stock units in connection with his transition agreement.

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

We provide our customers with complete solutions that combine our expertise in design, assembly, test and component characterization. Our customers value our highly flexible global manufacturing operations, our excellence in quality control and our scale and financial stability. Our global footprint helps us to drive down total manufacturing costs, and reduce design-to-delivery cycle times and maintain high quality standards for our customers. We believe that these characteristics provide global solutions for our customers’ product demands.

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

In February 2015, we reached an agreement with Intuitive Surgical (ISI) pursuant to which ISI would insource manufacturing for its next generation robot, the da Vinci® Xi™ Patient Side Cart. We will continue to manufacture previous generation robots and also assist with machined components and spare parts for current and future ISI production. This was a mutual decision driven by ISI’s manufacturing needs at the time and our desire to adhere to our targeted gross margin profile. Included in our sales for the first half of fiscal year 2015 is a one-time payment of $1.0 million we received from ISI as compensation for entering into this arrangement.

Financial Highlights

Sales for the three months ended June 24, 2016 were $129.8 million, an increase of $12.3 million, or 10.4%, from the comparable quarter of 2015. Gross profit for the three months ended June 24, 2016 increased $0.2 million to $19.0 million, or 14.7% of sales, from $18.8 million, or 16.0% of sales, for the three months ended June 26, 2015. Total operating expenses for the three months ended June 24, 2016, were $15.3 million, or 11.8% of sales, compared to $15.4 million, or 13.1% of sales, for the three months ended June 26, 2015. We had net income of $0.7 million for the three months ended June 24, 2016, compared to net income of $2.2 million for the three months ended June 26, 2015.

Sales for the six months ended June 24, 2016, were $242.1 million, a decrease of $0.8 million, or 0.3% from the comparable period of 2015. Gross profit for the six months ended June 24, 2016 decreased $5.2 million to $33.6 million, or 13.9% of sales, from $38.7 million, or 16.0% of sales, during the comparable period of 2015. Total operating expenses for the six months ended June 24, 2016, were $30.6 million, or 12.6% of sales, compared to $32.7 million, or 13.5% of sales, for the six months ended June 26, 2015. We had a net loss of $2.5 million for the six months ended June 24, 2016 as compared to net income of $3.4 million for the six months ended June 26, 2015.

We had significant sales to two customers for the three and six months ended June 24, 2016 and June 26, 2015, for which each customer accounted for 10% or more of total sales. For further discussion, see Note 1. Organization and Significant Accounting Policies — Significant Sales to Customers in Notes to Condensed Consolidated Financial Statements above.

Results of Operations

For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included elsewhere in our quarterly report.

	Three months ended		Six months ended
	June 24,	June 26,	June 24,	June 26,
	2016	2015	2016	2015
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.3%	84.0%	86.1%	84.0%
Gross profit	14.7%	16.0%	13.9%	16.0%
Operating expenses:
Research and development	1.8%	2.0%	1.9%	2.1%
Sales and marketing	2.2%	2.4%	2.4%	2.3%
General and administrative	7.8%	8.7%	8.3%	9.1%
Total operating expenses	11.8%	13.1%	12.6%	13.5%
Income from operations	2.9%	2.9%	1.3%	2.5%
Interest and other income (expense), net	(0.6)%	(0.3)%	(0.8)%	(0.5)%
Income before provision for income taxes	2.3%	2.6%	0.5%	2.0%
Income tax provision	1.7%	0.7%	1.5%	0.6%
Net income (loss)	0.6%	1.9%	(1.0)%	1.4%

Sales

Sales for the three months ended June 24, 2016 were $129.8 million, an increase of $12.3 million, or 10.4%, from $117.5 million in the comparable quarter of 2015. The increase in overall sales in the second quarter of 2016 compared to the second quarter of 2015 is primarily due to an increase in demand from semiconductor customers and our acquisition of Miconex in July 2015. On a geographic basis, sales in the U.S. decreased by $7.9 million to $71.3 million, or 54.9% of sales, for the three months ended June 24, 2016 as compared to $79.2 million, or 67.4% of sales for the same period of 2015. Foreign sales increased by $20.2 million to $58.5 million, or 45.1% of sales, for the three months ended June 24, 2016 as compared to $38.4 million, or 32.6% of sales, for the same period of 2015. The increase in sales outside to U.S. was due in part to the acquisition of Miconex and an increase in semiconductor demand in non-U.S. locations from our major customers. We expect sales to be higher in the third quarter of fiscal 2016 as compared to the second quarter of 2016 due to increasing overall semiconductor customer demand.

Sales for the six months ended June 24, 2016, were $242.1 million, a decrease of $0.8 million, or 0.3%, from $242.9 million in the comparable period of 2015. The decrease in sales for the six months ended June 24, 2016, which includes decreases of $0.3 million and $0.5 million in semiconductor and non-semiconductor industries, respectively, was due to a decrease in the volume of products shipped.

Sales in the U.S. for the six months ended June 24, 2016 decreased by $30.4 million to $134.3 million while foreign sales increased by $29.6 million to $107.8 million when compared to the same period in prior year. The increase in foreign sales was due in part to the acquisition of Miconex and an increase in semiconductor demand in non-U.S. locations from our major customers.

Gross Profit

Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold.

Gross profit for the three months ended June 24, 2016 increased $0.2 million to $19.0 million, or 14.7% of sales, from $18.8 million, or 16.0% of sales, for the three months ended June 26, 2015. The increase in the absolute dollars of gross profit in the second quarter of 2016 is due in part to the increase in sales and to the acquisition of Miconex in July 2015. We expect gross profit to increase in the third quarter of 2016 as compared to the second quarter of 2016 due to an expected increase in revenues for the third quarter of 2016.

Gross profit for the six months ended June 24, 2016, decreased by $5.1 million to $33.6 million, or 13.9% of sales, from $38.7 million, or 16.0% of sales, for the six months ended June 26, 2015. The decrease in absolute dollars of gross profit and gross margin when comparing the six month period ended June 24, 2016 with the same period in 2015 is primarily due to lower volume of products shipped as well as higher direct labor costs and higher material costs resulting from changes in product mix when compared to the same period in the prior year.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the three months ended June 24, 2016 decreased less than $0.1 million, or 1.7%, to $2.4 million, or 1.8% of sales, compared to $2.4 million, or 2.0% of sales in the comparable period in 2015.

Research and development expense for the six months ended June 24, 2016 decreased by $0.4 million, or 6.7%, to $4.6 million, or 1.9% of sales, compared to $5.0 million, or 2.1% of sales in the comparable period in 2015. The decrease in absolute dollars for research and development expenses when comparing the six month period ended June 24, 2016 with the comparable period in 2015 was primarily due to a lesser reassignment of existing resources from cost of goods sold to research and development activities.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the three months ended June 24, 2016 decreased less than $0.1 million, or 0.7%, to $2.8 million, or 2.2% of sales, compared to $2.8 million, or 2.4% of sales, in the comparable period of 2015.

Sales and marketing expenses for the six months ended June 24, 2016, increased by less than $0.1 million to $5.7 million, or 2.4% of sales, compared to $5.7 million, or 2.3% of sales in the comparable period of 2015.

General and Administrative Expense

Our general and administrative expense has historically consisted primarily of salaries and overhead associated with our administrative staff, professional fees and amortization of our intangible assets. General and administrative expense decreased less than $0.1 million, or 0.3%, for the three months ended June 24, 2016, to $10.2 million, or 7.8% of sales, compared with $10.2 million, or 8.7% of sales, in the comparable period of 2015. We expect general and administrative expense to be higher in the third quarter of fiscal 2016 as compared to the second quarter of 2016 due primarily to the costs associated with our previously announced executive transition. See Note 11 to the Company’s Condensed Consolidated Financial Statements.

General and administrative expense decreased approximately $1.8 million, or 8.3%, for the six months ended June 24, 2016, to $20.2 million, or 8.3% of sales, compared with $22.0 million, or 9.1% of sales, in the comparable period of 2015. The decrease in absolute dollars when comparing the six months ended June 24, 2016 with the comparable period in 2015 is primarily due to a one-time severance payment of $2.4 million made in the first quarter of 2015 to our former Chief Executive Officer, partially offset by $0.4 million of higher amortization of finite-lived intangibles obtained in conjunction with the acquisitions of Miconex and Marchi.

Interest and Other Income (Expense), net

Interest and other income (expense), net, for the three and six months ended June 24, 2016, was $(0.8) million and $(1.9) million, respectively, compared to $(0.4) million and $(1.3) million, respectively, in the comparable periods of 2015. The increase in net expense for the three and six month periods ended June 24, 2016 compared to the same periods in the prior year is primarily due to the increase in the fair value of the contingent earn-out liability incurred in conjunction with the acquisition of Miconex. See Note 4 to the Company’s Condensed Consolidated Financial Statements for further discussion of the earn-out liability.

Income Tax Provision

Our tax expense and effective tax rate for the three months ended June 24, 2016 and June 26, 2015 were $2.2 million and 75.1%, and $0.9 million and 28.1%, respectively. Our tax expense and effective tax rate for the six months ended June 24, 2016 and June 26, 2015 was $3.6 million and 330.2%, and $1.4 million and 29.0%, respectively. The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results, as well as the impact of losses in jurisdictions with full federal and state valuation allowances for the three and six month periods ended June 24, 2016 compared to the impact of losses in jurisdictions with full state valuation allowances for the three and six month periods ended June 26, 2015. Company management continuously evaluates the need for a valuation allowance on its deferred tax assets and, as of June 24, 2016, concluded that a full valuation allowance on its federal, state, and one of its Singapore subsidiaries was still appropriate.

For the three and six months ended June 24, 2016, we determined that a portion of the current year earnings of one of our China subsidiaries will be remitted in the future to one of our foreign subsidiaries outside of mainland China and, accordingly, we provided for the related foreign withholding taxes in our condensed consolidated financial statements. For the three and six months ended June 24, 2016, we also determined that a portion of the current year earnings of one of our Singapore subsidiaries will be remitted in the future to the US. If we change our intent to reinvest our undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previously anticipated remaining unremitted foreign earnings, we could be required to accrue or pay U.S. taxes on some or all of these undistributed earnings.

Liquidity and Capital Resources

We have required capital principally to fund our acquisitions and working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of June 24, 2016, we had cash of $44.1 million compared to $50.1 million as of December 25, 2015. Our cash and cash equivalents, cash generated from operations and amounts available under our revolving line of credit described below were our principal source of liquidity as of June 24, 2016.

For the six months ended June 24, 2016, the total cash provided by operating activities was $3.6 million compared to cash provided by operating activities of $4.1 million for the comparable period of 2015. Operating cash flows in the six months ended June 24, 2016 included $8.6 million of non-cash activity comprised of depreciation, amortization of intangibles, stock compensation expense, amortization of debt issuance costs and a change in fair value of the contingent earn out payable to the former owners of Miconex. Cash generated from operating activities included decreases in deferred income taxes and prepaid expenses and other of $0.8 million and $1.3 million, respectively, and increases in accounts payable of $25.0 million, accrued compensation and related benefits of $0.7 million, income taxes payable of $0.4 million and other liabilities of $0.8 million. These increases in cash flow were offset by increases in accounts receivable and inventory of $13.9 million and $17.5 million, respectively. Our cash flows from operations in any given period are largely driven by the timing of sales, the collection of accounts receivable and the payment of accounts payable.

Operating cash flows in the six months ended June 26, 2015, included $7.0 million of non-cash activity comprised of depreciation, amortization of intangibles, stock compensation expense and amortization of debt issuance costs. Cash generated from operating activities included decreases in accounts receivable and deferred income taxes of $4.3 million and $0.7 million, respectively and increases in accrued compensation and related benefits of $1.1 million offset by the increases in inventory, prepaids and other and other non-current assets of $6.5 million, $1.6 million and $0.1 million, respectively and decreases in accounts payable and income taxes payable of $3.8 million and $0.4 million, respectively.

Net cash used in investing activities for the six months ended June 24, 2016 was approximately $3.6 million, attributable to the expansion of our Czech Republic and Texas facilities. Net cash used in investing activities of $33.5 million for the six months ended June 26, 2015 consisted of cash paid in connection with the acquisition of Marchi of $29.7 and capital expenditures of $3.8 million primarily attributable to the expansion of our Singapore facility.

Net cash used in financing activities for the six months ended June 24, 2016 was $6.0 million compared to net cash provided from financing activities of $27.0 million for the comparable period of 2015. For the six months ended June 24, 2016, our net cash used in financing activities was due primarily to principal payments on borrowings of $7.8 million offset by Miconex bank borrowing proceeds of $2.1 million. For the six months ended June 26, 2015, our net cash provided in financing activities primarily resulted from the cash proceeds from the new term and revolver loans obtained on February 2, 2015 of $76.2 million and proceeds from the issuance of common stock related to our employee stock plans of $2.3 million. These increases were offset primarily by the $48.8 million payoff on the previous credit facility, $1.3 million principal payment on the new term loan, payment of $0.6 million of debt issuance costs related to the new credit facility and $0.8 million of taxes paid and benefit from stock based compensation.

We anticipate that our existing cash balance and operating cash flow will be sufficient to service our indebtedness and meet our working capital requirements for at least the next twelve months. The adequacy of these resources to meet our liquidity needs beyond that period will depend on our growth and profitability, the state of the global economy, our ability to meet financial covenants under our credit facility, the cyclical expansion or contraction of the semiconductor capital equipment industry and the other industries we serve. As of June 24, 2016, approximately $32.1 million of non-U.S. cash and cash equivalents held by foreign subsidiaries may be subject to U.S. taxes if repatriated for U.S. operations. Of this amount, we intend to reinvest all of these funds outside of the U.S. and we will repatriate these funds as needed.

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

Borrowing Arrangements

On February 2, 2015, we entered into a credit agreement (the “Credit Agreement”) by and among us, certain of our subsidiaries, East West Bank and City National Bank (collectively, the “Lenders”). The Credit Agreement provides for a term loan in an aggregate principal amount of $40.0 million (the “Term Loan”) and a revolving credit facility in an aggregate principal amount of $40.0 million (the “Revolving Credit Facility”), a letter of credit facility in the aggregate availability amount of $20.0 million (as a sublimit of such Revolving Credit Facility) (the “L/C Facility”) and a swingline sub-facility in the aggregate availability amount of $5.0 million (as a sublimit of the Revolving Credit Facility) (together with the Term Loan, the Revolving Credit Facility and the L/C Facility, the “Senior Secured Credit Facility”).

On February 2, 2015, we borrowed an aggregate of $40.0 million under the Term Loan and approximately $6.5 million under the Revolving Credit Facility. The borrowed funds were used to repay the outstanding balance to Silicon Valley Bank as lender under our prior loan agreement. The prior loan agreement was terminated in connection with this transaction. In addition, we expensed the unamortized debt issuance costs relating to the prior loan agreement of approximately $0.7 million in the first quarter of 2015. On February 5, 2015, in order to finance the cash portion of the acquisition of Marchi, we borrowed an additional $29.7 million under the Revolving Credit Facility.

The Term Loan must be repaid in consecutive quarterly installments of $1.25 million for the first four installments and $2.9 million for the remaining twelve installments, with the first payment made on March 31, 2015, and with the balance of the outstanding principal amount of the Term Loan due at the final maturity, which is February 2, 2019. The Revolving Credit Facility is available for the four-year period beginning on February 2, 2015. The Credit Agreement includes customary representations, warranties, covenants and events of default. We and certain of our subsidiaries agreed to secure all of our and their respective obligations under the Credit Agreement by granting a first priority lien in substantially all of our and their respective personal property assets (subject to certain exceptions and limitations).

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

As of June 24, 2016, the interest rates on the outstanding Term Loan and Revolving Credit facility were 3.20% (2.75% applicable margin and 0.45% LIBOR) and 3.5% fixed, respectively. In order to manage interest rate risk on the variable component of the Term Loan we entered into an interest rate swap with the Lenders in September 2015 with a total notional amount of $20.0 million (which amount decreases based on prorated quarterly principal payment over the remaining period of the  Term Loan) pursuant to which we pay the counterparty a fixed rate of 0.99% and receive interest at a variable rate equal to the LIBOR rate we are required to pay under our Term Loan, or 0.45% as of June 24, 2016. This interest rate swap effectively locks in a fixed interest rate of 3.74% on $17.1 million of the $32.1 million Term Loan balance outstanding as of June 24, 2016.

The Credit Agreement requires us to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00 starting with the first quarter of fiscal 2015 and a consolidated leverage ratio (as defined in the Credit Agreement) no greater than 3.50 to 1.00 starting with the first quarter of fiscal 2015. The Credit Agreement also includes other customary affirmative and negative covenants. In December 2015, the Credit Agreement was amended to include a provision requiring the Company to maintain a minimum cash balance of $35.0 million every quarter end. We are in compliance with all covenants for the quarter ended June 24, 2016.

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

As of June 24, 2016, we have outstanding amounts under the Term Loan and Revolving Credit Facility of $32.1 million and $36.2 million, respectively, gross of unamortized debt issuance costs of $0.4 million. In addition, we have $2.0 million of bank debt under a credit facility in the Czech Republic, with applicable margins ranging from 1.3% to 2.3% plus a variable rate based Euro Interbank Offered Rate with due dates from 2016 to 2020. As of June 24, 2016, our total bank debt was $69.9 million.

Capital Expenditures

Capital expenditures were $3.7 million during the six months ended June 24, 2016 and were primarily attributable to the expansion of our Czech Republic and Texas facilities. The Company’s anticipated capital expenditures for the remainder of 2016 are expected to be financed primarily through cash from operations.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relations with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Other than operating leases for certain equipment and real estate and purchase order commitments primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the arrangements described under “Borrowing Arrangements” above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of June 24, 2016 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases (1)	$26,837	$3,477	$10,941	$7,058	$5,361
Borrowing arrangements (2)	70,321	7,386	23,641	39,294	—
PO commitments	70,903	70,903	—	—	—
Total	$168,061	$81,766	$34,582	$46,352	$5,361

(1)

Operating lease obligations reflect (a) the leases for our headquarters and manufacturing facilities in Hayward, California that expire in 2020 through 2022; (b) the leases for manufacturing facilities in South San Francisco that expire in 2018; (c) the leases for manufacturing facilities in China, Singapore and the Philippines that expire in 2016 through 2017; (d) the leases for manufacturing facilities in Austin, Texas that expire in 2016; (e) the leases for manufacturing facilities in Chandler, Arizona that expire in 2017; (g) the leases for manufacturing facilities in Pflugerville, Texas that expire in 2018; and (f) the leases for our manufacturing facilities in the Czech Republic that expires in 2019. We have options to renew certain of the leases in South San Francisco, Hayward, Austin, Singapore and in the Czech Republic which we expect to exercise.

(2)	Amounts reflect obligations under our Credit Agreement with East West and City National Banks of $68.3 million, gross of unamortized debt issuance costs, and $2.0 million bank debt held by Miconex.

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

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first six months of fiscal 2016. Refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 25, 2015 for a more complete discussion of the market risks we encounter.

ITEM 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon our evaluation, we concluded that our disclosure controls and procedures were effective as of June 24, 2016.

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

A small number of original equipment manufacturing (OEM) customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. As a group, two customers accounted for 81.2% of our sales for the six month period ended June 24, 2016 and three customers accounted for 84.3% and 75.7% of our sales for fiscal years 2015 and 2014, respectively, and we expect that our sales will continue to be concentrated among a small number of customers.  In addition, our customer contracts generally do not require customers to place any orders. Accordingly, the success of our business depends on OEMs continuing to outsource the manufacturing of critical subsystems to us. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers, whether due to such customer’s decision to not continue to outsource all or a portion of its critical subsystems for its capital equipment to us, such customer giving market share to our competitors or for other reasons, such as a customer’s bankruptcy or insolvency or decreased demand for such customer’s products. We have in the past lost business from customers who have taken the manufacturing of our products in-house or given market share to our competitors. For example, in February 2015, we entered into an agreement with Intuitive Surgical (ISI) pursuant to which ISI would begin insourcing of manufacturing for its next generation robot, the da Vinci® Xi™ Patient Side Cart. Further, since our customers generally own the designs and other intellectual property to the products we manufacture, we cannot prevent them from licensing such designs and other intellectual property to our competitors for the manufacturing of such products. If we are unable to replace revenue from customers who determine to take subsystem assembly in-house or give market share to our competitors, such events could have a material adverse impact on our financial position and results of operations.

In addition, consolidation among our customers, or a decision by any one or more of our customers to outsource all or most manufacturing and assembly work to a single equipment manufacturer, may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on an even smaller number of customers.

In addition, by virtue of our largest customers’ sizes, the significant portion of revenue that we derive from them, as well as the competitive landscape, our customers are able to exert significant influence and pricing pressure in the negotiation of our commercial agreements and individual purchase orders and on the conduct of our business with them. Our customers often require reduced prices or other pricing, quality, manufacturing or delivery commitments as a condition to their awarding of market share to us or the placement of orders with us in any given period, which may, among other things, result in reduced operating margins in order to maintain or expand our market share or require capital or other expenditures. Our customers’ negotiating leverage also can result in customer agreements or terms and conditions that may contain significant liability risk to us. For example, some of our customers insist that we provide them indemnification against certain liabilities in our agreements with them, including claims of losses by their customers caused by our products, which may be uncapped. In some cases, we have determined to self-insure against liability risk in our customer agreements, meaning that we may be directly responsible for high magnitude liability claims by our customers without recourse to insurance proceeds from third-party insurers. Our customers may also pressure us to make other concessions in order to preserve or expand our market share with them, which may harm our business. For example, one or more of our customers may require us to move the manufacture of our products from lower-cost geographies or locations such as China to higher-cost geographies or locations, such as Singapore, that are closer to such customer’s facilities, which could result in reduced margins and a sub-optimal cost structure. If we are unable to retain and expand our business with our customers on favorable terms, or at all, our business and operating results will be adversely affected, or we may be susceptible to increased liability risk which, if realized, may have a material adverse effect on our business, cash flows, results of operations and financial condition.

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

On February 2, 2015, we entered into a new credit agreement by and among us, certain of our subsidiaries, East West Bank and City National Bank. This agreement was subsequently amended in December 2015 with such amendments effective as of December 25, 2015 (as amended, the “Credit Agreement”). This Credit Agreement provides for a term loan in an aggregate principal amount of $40.0 million and a revolving credit facility in an aggregate principal amount of $40.0 million, a letter of credit facility in the aggregate availability amount of $20.0 million and a swingline sub-facility in the aggregate availability amount of $5.0 million. On February 2, 2015, we borrowed an aggregate of $46.5 million under this Credit Agreement to repay the remaining outstanding balance from our prior loan with Silicon Valley Bank. On February 5, 2015, we borrowed an additional $29.7 million under this Credit Agreement to finance the acquisition of Marchi.  The Company has a balance of $36.2 million on its revolving loan with $3.8 million available to borrow as of June 24, 2016.  The Company’s term loan balance is $32.1 million as of June 24, 2016, with required payments of $2.9 million per quarter for each of the remaining quarters of the Company’s Credit Agreement, which expires on February 2, 2019. In addition, Miconex has a debt balance of $2.0 million as of June 24, 2016. The Company’s total debt as of June 24, 2016, gross of capitalized loan costs of $0.4 million, was $70.3 million.

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

The restrictive covenants in our Credit Agreement may therefore limit our strategic and financing options and do limit our ability to return capital to our stockholders through dividends or stock buybacks.

Our Credit Agreement also requires us to maintain certain financial and other covenants, including compliance with a maximum consolidated leverage ratio, a minimum consolidated fixed charge ratio and a minimum cash balance. We cannot assure you that we will be able to maintain compliance with such financial or other covenants. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would materially adversely affect our financial health if we are unable to access sufficient funds to repay all the outstanding amounts. Moreover, if we are unable to meet our debt obligations as they come due, we could be forced to restructure or refinance such obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms, or at all.

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

We made capital expenditures of approximately $3.7 million and $5.8 million for the six month periods ended June 24, 2016 and June 26, 2015, respectively related to our manufacturing facilities in the United States, China and Singapore. In February 2015, we paid approximately $29.9 million and issued 1,437,500 shares of our common stock in connection with our acquisition of Marchi. The cash portion of the merger consideration was financed through the credit facility described above, of which an aggregate of $68.3 million was outstanding as of June 24, 2016. In July 2015, we acquired Miconex for total consideration of $20.7 million which includes $15.6 million paid in cash, 500,000 shares of Company’s common stock, and up to $4.0 million of potential cash “earn-out” payments over two-year period. The amount of our future capital requirements or strategic acquisitions will depend on many factors, including:

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

We had $44.1 million in cash and cash equivalents as of June 24, 2016, of which $32.1 million was held by our foreign subsidiaries. If the cash and cash equivalents held by our foreign subsidiaries is needed for our operations or to fund capital expenditures or other strategic acquisitions in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

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

We rely on both single-source and sole-source suppliers, some of whom are relatively small, for many of the components we use in our products. In addition, our customers often specify components of particular suppliers that we must incorporate into our products. Our suppliers are under no obligation to accept our orders to provide us with components. As a result, the loss of or failure to perform by any of these suppliers could adversely affect our business and operating results. In addition, the manufacturing of certain components and subsystems is a complex process. Therefore, if a supplier were unable to provide the volume of components we require on a timely basis and at acceptable prices and quality, we would have to identify and qualify replacements from alternative sources. However, the process of qualifying new suppliers for complex components is lengthy and could delay our production, which would adversely affect our business, operating results and financial condition.

We may also experience difficulty in obtaining sufficient supplies of components and raw materials in times of growth in our business. For example, we have in the past experienced shortages in supplies of various components, such as mass flow controllers, valves and regulators, and certain prefabricated parts, such as sheet metal enclosures, used in the manufacture of our products. In addition, one of our competitors manufactures mass flow controllers that may be specified by one or more of our customers. If we are unable to obtain these particular mass flow controllers from our competitor or convince a customer to select alternative mass flow controllers, we may be unable to meet that customer’s requirements, which could result in a loss of market share.

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

We have established and, as markets will allow, intend to expand our operations in Asia and Europe, which exposes us to risks associated with operating in foreign countries.

We generated approximately 44.5% and 32.2% of our sales in international markets for the six month periods ended June 24, 2016 and June 26, 2015, respectively. Depending on market conditions, we intend to expand our operations in Asia and Europe, principally in China, Singapore and the Czech Republic. In addition, through our acquisition of AIT, we acquired a manufacturing facility in Cebu, Philippines. The carrying amount of our fixed assets in Asia and Europe were $8.0 million and $1.9 million, respectively, as of June 24, 2016.

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

Our operations in Asia and Europe also subject us to U.S. laws governing the export of equipment. These laws are complex and require us to obtain clearances for the export to Asia and Europe of certain equipment. We may fail to comply with these laws and regulations, which could require us to cease the export of certain equipment and expose us to fines or penalties.

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

Our business may be adversely affected by information technology disruptions, including by impairing our ability to effectively deliver our products, which could cause us to lose customers and harm our results of operations.

The manufacture and delivery of our products depends on the continuing operation of our technology infrastructure and systems, particularly our data center located in California. Any damage to or failure of our systems could result in interruptions in our ability to manufacture or deliver products on agreed upon lead times, or at all, on a local or worldwide basis. Interruptions could reduce our sales and profits, and our reputation could be damaged if people believe our systems are unreliable. Our systems and operations are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, hardware or software failures, telecommunications failures, cybersecurity attacks and similar events. The critical components of the system are not redundant and we currently do not have a backup data center. Accordingly, the risk associated with such events beyond our control is heightened.

Cybersecurity attacks, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data (our own or that of third parties). Although we have adopted certain measures to mitigate potential risks to our systems from information technology-related disruptions, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We had $85.2 million of goodwill recorded on our Condensed Consolidated Balance Sheet as of June 24, 2016. Goodwill represents the excess of cost over the fair market value of net tangible and finite lived, identifiable intangible assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. During the fourth quarter of each year, we perform an annual review of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our financial results and net worth could be materially adversely affected.

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

The technology labor market is very competitive, and our business will suffer if we are unable to effectively hire, promote and retain key personnel.

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

Our business is particularly dependent on expertise which only a limited number of individuals possess. The loss of any of our key employees and officers, including our Chief Executive Officer (CEO), our Chief Financial Officer, any of our Senior Vice Presidents or any of the senior managers, or the failure to attract, promote and retain qualified employees, could adversely affect our business, operating results and financial condition.

Management transition also creates uncertainties and could harm our business. Disruption to our organization as a result of executive management transition could divert the executive management’s attention away from certain key areas of our business and have a material adverse effect on our business, financial condition and results of operations. On July 7, 2016, for example, we announced that Kevin C. Eichler was leaving our company to pursue other opportunities, effective as of July 29, 2016, and that Sheri Brumm, then our Senior Vice President of Finance and Chief Accounting Officer, would take on the additional role of our Chief Financial Officer. If this transition is not successful, it could cause harm to our business.

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

Our international sales are denominated primarily, though not entirely, in U.S. dollars. Many of the costs and expenses associated with our Chinese, Singaporean and Czech subsidiaries are paid in Chinese Renminbi, Singapore dollars, and Euro, respectively, and we expect our exposure to Chinese Renminbi, Singapore dollars and Euro to increase as we increase production in those facilities. In addition, purchases of some of our components are denominated in Japanese Yen and Euro. Changes in exchange rates among other currencies in which our revenue or costs are denominated and the U.S. dollar may affect our revenue, cost of sales and operating margins.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These requirements require us to perform on-going due diligence efforts on our supply chain and require public disclosure of the nature and results of these efforts. We filed our most recent conflict minerals report on Form SD on May 27, 2016 reporting that we could not yet determine whether the conflict minerals we source were, directly or indirectly, used to finance or benefit armed groups in the Covered Countries. There have been and there will be costs associated with complying with these disclosure requirements to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. Complying with these rules could adversely affect the sourcing, supply and pricing of materials used in our products and result in substantial additional costs. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement. In addition, if we are unable to comply with these rules, we could be subject to enforcement actions by the Securities and Exchange Commission and liability under the Securities Exchange Act of 1934, as amended, which could result in material adverse consequences to our business, as well as significant fines and penalties.

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

(a) Exhibits

The following exhibits are filed with this current Report on Form 10-Q for the quarter ended June 24, 2016:

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

ULTRA CLEAN HOLDINGS, INC.
(Registrant)
Date: August 3, 2016

	By:	/S/ JAMES P. SCHOLHAMER
	Name:	James P. Scholhamer
	Title:	Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

Date: August 3, 2016

	By:	/S/ SHERI BRUMM
	Name:	Sheri Brumm
	Title:	Chief Financial Officer, Senior Vice President and Secretary
(Principal Financial and Accounting Officer and duly authorized signatory)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document