Form 10-Q
period 2016-09-23
Ultra Clean Holdings, Inc.
filed 2016-11-01
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 23, 2016

or

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

Number of shares outstanding of the issuer’s common stock as of October 28, 2016: 32,922,211

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share amounts)

	September 23,	December 25,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$47,270	$50,103
Accounts receivable, net of allowance of $42 and $158, respectively	65,805	59,148
Inventories	89,015	72,716
Prepaid expenses and other	6,941	8,172
Total current assets	209,031	190,139
Equipment and leasehold improvements, net	18,809	17,267
Goodwill	85,248	85,248
Purchased intangibles, net	38,464	42,782
Other non-current assets	743	717
Total assets	$352,295	$336,153
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$15,196	$12,744
Accounts payable	51,954	39,660
Accrued compensation and related benefits	6,992	6,536
Deferred rent, current portion	673	584
Other current liabilities	10,208	5,187
Total current liabilities	85,023	64,711
Bank borrowings, net of current portion	54,023	62,795
Deferred tax liability	5,797	4,519
Deferred rent and other liabilities	2,547	3,185
Total liabilities	147,390	135,210
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 32,912,546 and 32,279,429 shares issued and outstanding in 2016 and 2015, respectively	33	32
Additional paid-in capital	180,048	176,280
Common shares held in treasury, at cost, 601,944 shares in 2016 and 2015	(3,337)	(3,337)
Retained earnings	28,084	27,986
Accumulated other comprehensive income (loss)	77	(18)
Total stockholders’ equity	204,905	200,943
Total liabilities and stockholders’ equity	$352,295	$336,153

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 23,	September 25,	September 23,	September 25,
	2016	2015	2016	2015
Sales	$146,154	$122,816	$388,214	$365,683
Cost of goods sold	122,663	103,868	331,132	307,994
Gross profit	23,491	18,948	57,082	57,689
Operating expenses:
Research and development	2,447	2,352	7,082	7,319
Sales and marketing	2,819	2,844	8,537	8,494
General and administrative	11,525	10,673	31,742	32,721
Total operating expenses	16,791	15,869	47,361	48,534
Income from operations	6,700	3,079	9,721	9,155
Interest and other income (expense), net	(1,336)	(756)	(3,263)	(2,071)
Income before provision for income taxes	5,364	2,323	6,458	7,084
Income tax provision	2,750	647	6,360	2,028
Net income	$2,614	$1,676	$98	$5,056

Net income per share:
Basic	$0.08	$0.05	$0.00	$0.16
Diluted	$0.08	$0.05	$0.00	$0.16
Shares used in computing net income per share:
Basic	32,759	31,993	32,544	31,359
Diluted	33,100	32,155	32,887	31,653

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 23,	September 25,	September 23,	September 25,
	2016	2015	2016	2015
Net income	$2,614	$1,676	$98	$5,056
Other comprehensive income (loss):
Change in cumulative translation adjustment	50	67	125	67
Cash flow hedges:
Change in fair value of derivatives	27	(91)	(101)	(91)
Adjustment for net loss realized and included in net income	20	4	71	4
Total change in unrealized loss on derivative instruments	47	(87)	(30)	(87)
Other comprehensive income (loss):	97	(20)	95	(20)
Comprehensive income	$2,711	$1,656	$193	$5,036

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended
	September 23,	September 25,
	2016	2015
Cash flows from operating activities:
Net income	$98	$5,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,242	3,447
Amortization of finite-lived intangibles	4,318	4,042
Amortization of debt issuance costs	114	790
Stock-based compensation	4,040	2,607
Change in the fair value of the contingent earn out	1,405	—
Excess tax benefit from stock-based compensation	771	809
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(6,567)	7,416
Inventory	(16,185)	(11,071)
Prepaid expenses and other	1,249	(1,300)
Deferred income taxes	1,276	(196)
Other non-current assets	(26)	(12)
Accounts payable	12,342	(8,180)
Accrued compensation and related benefits	443	132
Income taxes payable	450	(809)
Other liabilities	1,412	1,712
Net cash provided by operating activities	9,382	4,443
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(5,460)	(5,196)
Disposal of equipment and leasehold improvements	34	—
Acquisition of business	—	(44,495)
Net cash used for investing activities	(5,426)	(49,691)
Cash flows from financing activities:
Proceeds from bank borrowings	4,523	76,981
Proceeds from issuance of common stock	500	2,307
Principal payments on bank borrowings	(11,016)	(51,509)
Payments of debt issuance costs	—	(611)
Excess tax benefit from stock-based compensation	(771)	(809)
Employees’ taxes paid upon vesting of restricted stock units	—	(331)
Net cash provided by (used for) financing activities	(6,764)	26,028
Effect of exchange rate changes on cash and cash equivalents	(25)	6
Net decrease in cash and cash equivalents	$(2,833)	$(19,214)
Cash and cash equivalents at beginning of period	50,103	78,997
Cash and cash equivalents at end of period	$47,270	$59,783

Supplemental cash flow information:
Income taxes paid	$2,988	$2,611
Income tax refunds	$591	$—
Interest paid	$1,920	$1,776
Non-cash investing activities:
Fair value of common shares issued for acquisition	$—	$17,661
Fair value of earn-out payments related to Miconex acquisition	$—	$1,280
Equipment and leasehold improvements purchased included in accounts payable	$483	$3,531

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

The Company provides its customers with complete solutions that combine its expertise in design, assembly, test and component characterization. The Company’s customers value its highly flexible global manufacturing operations, its excellence in quality control and its scale and financial stability. The Company’s global footprint enables the Company to reduce manufacturing costs and design-to-delivery cycle times while maintaining high quality standards for the Company’s customers. The Company believes that these characteristics allow the Company to provide global solutions for its customers’ product demands. The Company ships the majority of its products to U.S. registered customers with locations both in and outside the U.S. In addition to its U.S. manufacturing capabilities, the Company manufactures products in its Asian facilities to support local and U.S. based customers. The Company conducts its operating activities primarily through its wholly-owned subsidiaries, Ultra Clean Technology Systems and Service, Inc., AIT, UCTS, UCME, UCAP, Marchi and Miconex. The Company’s international sales represented 49.7% and 35.6% of total sales for the three months ended September 23, 2016 and September 25, 2015, respectively, and 46.5% and 33.3% of total sales for the nine months ended September 23, 2016 and September 25, 2015, respectively. See Note 10 to the Company’s Condensed Consolidated Financial Statements for further information about the Company’s geographic areas.

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

Significant Sales to Customers — The Company’s most significant customers (having accounted for 10% or more of sales) and their related sales as a percentage of total sales were as follows:

	Three Months Ended		Nine Months Ended
	September 23,	September 25,	September 23,	September 25,
	2016	2015	2016	2015
Lam Research Corporation	49.5%	49.4%	53.5%	50.4%
Applied Materials, Inc.	30.9	26.4	27.3	27.1
Total	80.4%	75.8%	80.8%	77.5%

Two customers’ accounts receivable balances, Lam Research Corporation and Applied Materials, Inc., were individually greater than 10% of accounts receivable as of September 23, 2016 and three customers’ accounts receivable balances, Lam Research Corporation, Applied Materials, Inc. and ASM International, Inc., were individually greater than 10% of accounts receivable as of December 25, 2015, and in the aggregate represented approximately 77.9% and 84.6% of accounts receivable as of September 23, 2016 and December 25, 2015, respectively.

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

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in thousands):

		Fair Value Measurement at
		Reporting Date Using
Description	September 23, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other liabilities:
Interest rate swap	$56	$—	$56	$—
Contingent earn-out liability	$2,236	$—	$—	$2,236

		Fair Value Measurement at
		Reporting Date Using
Description	December 25, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market fund deposits	$640	$640	$—	$—
Other liabilities:
Interest rate swap	$23	$—	$23	$—
Contingent earn-out liability	$831	$—	$—	$831

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

Equipment and Leasehold Improvements, net — Equipment and leasehold improvements are stated at cost, or, in the case of equipment under capital leases, the present value of future minimum lease payments at inception of the related lease. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives of the assets or the terms of the leases. Useful lives range from three to fifteen years. Construction in progress is related to the construction or development of property and equipment that has not yet been placed in service for their intended use and is, therefore, not depreciated.

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

The Company continued to maintain a full valuation allowance on its federal, state, and one of its Singapore subsidiary’s deferred tax amounts as of September 23, 2016. Income tax positions must meet a more likely than not recognition threshold to be recognized. Income tax positions that previously failed to meet the more likely than not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the Condensed Consolidated Statements of Operations as income tax expense. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on its results of operations and financial position. Management believes that it has adequately provided for any adjustments that may result from these examinations; however, the outcome of tax audits cannot be predicted with certainty.

The determination of the Company’s tax provision is subject to judgments and estimates.

Revenue Recognition — Product revenue is generally recorded upon shipment. In arrangements that specify title transfer upon delivery, revenue is not recognized until ownership is transferred to the customer. The Company recognizes revenue when persuasive evidence of an arrangement exists, shipment has occurred, price is fixed or determinable and collectability is reasonably assured. If the Company has not substantially completed a product or fulfilled the terms of a sales agreement at the time of shipment, revenue recognition is deferred until fulfillment. The Company’s standard arrangement for its customers includes a signed purchase order or contract, no right of return of delivered products and no customer acceptance provisions.

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

Stock Options

Stock option activity for the nine months ended September 23, 2016:

	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 25, 2015	315,648	$10.02	2.06	$216
Granted
Exercised	(100,000)	3.96
Cancelled	(50,489)	$11.74
Outstanding at September 23, 2016	165,159	$13.17	0.74	$103
Options exercisable at September 23, 2016	165,159	$13.17	0.74	$103

There were no options granted by the Company during either of the nine months ended September 23, 2016 and September 25, 2015. As of September 23, 2016, there was no stock-based compensation expense attributable to stock options as all outstanding options were fully vested.

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

During the quarter ended September 23, 2016, the Company granted 138,360 RSUs, with a weighted average fair value of $6.20 per share. During the second quarter ended June 24, 2016, the Company granted 199,000 RSUs, with a weighted average fair value of $5.89 per share, and granted 75,000 performance stock units with a weighted average fair value of $5.93 per share. During the first quarter ended March 25, 2016, the Company granted 644,000 RSUs and PSUs with a weighted average fair value of $5.31 per share.

During the nine months ended September 23, 2016, 136,968 vested shares were withheld to satisfy withholding tax obligations, resulting in the net issuance of 460,958 shares. As of September 23, 2016, approximately $5.8 million of stock-based compensation cost, net of estimated forfeitures, related to RSUs and PSUs remains to be amortized over a weighted average period of two years. As of September 23, 2016, a total of 1,411,672 RSUs and PSUs remain outstanding with an aggregate intrinsic value of $9.9 million and a weighted average remaining contractual term of 1.3 years.

Restricted Stock Awards — As of September 23, 2016, a total of 60,000 RSAs were outstanding. The total unamortized expense of the Company’s unvested restricted stock awards as of September 23, 2016, was $0.2 million.

The following table summarizes the Company’s RSU and RSA activity for the nine months ended September 23, 2016:

	Shares	Aggregate Fair Value (in thousands)
Unvested restricted stock units and restricted stock awards at December 25, 2015	1,267,942	$6,563
Granted	1,116,360
Vested	(645,926)
Forfeited	(266,704)
Unvested restricted stock units and restricted stock awards at September 23, 2016	1,471,672	$10,361
Vested and expected to vest restricted stock units and restricted stock awards at September 23, 2016	1,228,188	$8,646

The following table shows the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 23,	September 25,	September 23,	September 25,
	2016	2015	2016	2015
Cost of sales (1)	$362	$304	$828	$908
Research and development	1,277	658	1,405	1,247
Sales and marketing	76	49	253	150
General and administrative	142	103	1,554	302
	1,857	1,114	4,040	2,607
Income tax benefit	(935)	(310)	(3,979)	(746)
Stock-based compensation expense, net of tax	$922	$804	$61	$1,861

(1)	Stock-based compensation expenses capitalized in inventory for the three and nine months ended September 23, 2016 and September 25, 2015 were not significant.

Recent Accounting Pronouncements

In May 2014, the FASB amended the existing accounting standards for revenue recognition. In August 2015, the FASB delayed the effective date of the amended accounting standard for revenue recognition by one year. As such, the updated standard will be effective for the Company in the first quarter of 2018. The Company is still evaluating the effect that the updated standard will have on the consolidated financial statements and related disclosures.

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

2. Financial Instruments

Cash Equivalents

As of December 25, 2015, the Company had an overnight sweep account invested in money market funds with maturities of less than 90 days from purchase and is thus classified as cash and cash equivalents on the Company’s balance sheet. The carrying value and fair value of these money market funds as of December 25, 2015 was $0.6 million, based on Level 1 inputs. There were no money market funds as of September 23, 2016.

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

Cash Flow Hedges

In September 2015, the Company entered into an interest rate swap with East West Bank and City National Bank with a notional amount of $20.0 million pursuant to which the Company pays the counterparty a fixed rate of 0.99% and receives interest at a variable rate equal to the London Interbank Offered Rate (LIBOR) rate the Company is required to pay under its term loan, or 0.52%, as of September 23, 2016. This interest rate swap effectively locks in a fixed interest rate of 3.74% on $15.6 million of the $29.2 million term loan as of September 23, 2016, with a decreasing notional amount based on prorated quarterly principal payments over the remaining period of the term loan. Gains or losses on the effective portion of a cash flow hedge are reflected as a component of AOCI and subsequently recorded to interest and other income (expense) when the hedged transactions are realized. If the hedged transactions become probable of not occurring, the corresponding amounts in AOCI would be immediately reclassified to interest and other income (expense), net. As of September 23, 2016, the effective portion of the Company’s cash flow hedge before tax effect was less than $0.1 million, of which less than $0.1 million is expected to be reclassified from AOCI into earnings within the next 12 months.

Non-Designated Derivatives

The Miconex interest swap to convert the variable interest rates on Miconex debt to fixed rates with a total notional amount of $0.4 million is not designated as a hedging instrument. The Company recognizes gains and losses on this contract, as well any related costs in interest and other income (expense), net.

The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value (in thousands) as of September 23, 2016 and December 25, 2015.

September 23, 2016
		Fair Value of	Fair Value of
		Derivatives	Derivatives Not
	Balance Sheet	Designated as	Designated as	Total
	Location	Hedge Instruments	Hedge Instruments	Fair Value
Derivative liabilities:
Level 2:
Interest rate swap	Deferred rent and other liabilities	$47	$9	$56

December 25, 2015
		Fair Value of	Fair Value of
		Derivatives	Derivatives Not
	Balance Sheet	Designated as	Designated as	Total
	Location	Hedge Instruments	Hedge Instruments	Fair Value
Derivative liabilities:
Level 2:
Interest rate swap	Deferred rent and other liabilities	$23	$10	$33

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) is summarized below (in thousands):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 23,	September 25,	September 23,	September 25,
	2016	2015	2016	2015
Derivatives in Cash Flow Hedging Relationship
Interest rate swap	$27	$87	$(101)	$87

	Gains Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended		Nine Months Ended
		September 23,	September 25,	September 23,	September 25,
	Income Statement Location	2016	2015	2016	2015
Derivatives in Cash Flow Hedging Relationship
Interest rate swap	Interest and other income (expense), net	$20	$4	$71	$4

There were no gains (losses) recognized in income on derivatives that are excluded from the effectiveness testing and ineffective portion of the cash flow hedge for the three and nine months ended September 23, 2016 and September 25, 2015.

The effect of derivative instruments not designated as hedging instruments on income for the three and nine months ended September 23, 2016 and September 25, 2015 is not significant to the financial statements.

3. Balance Sheet Information

Inventories consisted of the following (in thousands):

	September 23,	December 25,
	2016	2015
Raw materials	$65,428	$57,321
Work in process	23,158	17,954
Finished goods	6,785	4,561
	95,371	79,836
Reserve for excess and obsolete	(6,356)	(7,120)
Total	$89,015	$72,716

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	September 23,	December 25,
	2016	2015
Computer equipment and software	$11,455	$10,308
Furniture and fixtures	3,213	3,201
Machinery and equipment	17,026	16,253
Leasehold improvements	17,182	14,951
Construction in progress	2,845	1,168
	51,721	45,881
Accumulated depreciation	(32,912)	(28,614)
Total	$18,809	$17,267

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

The fair value of the common stock issued was determined based on the average of the high and low trading prices per share of the Company’s common stock on the acquisition date of approximately $7.64 per share. The fair value of the earn-out payments at the acquisition date was determined providing risk adjusted earnings projections using the Monte Carlo Simulation. These inputs are not observable in the market and thus represent a Level 3 measurement as discussed in Note 1 of the Company’s Consolidated Financial Statements. During the third quarter of fiscal year 2016, the Company reassessed the fair value of the earn-out payments, increasing the fair value from $0.8 million as of December 25, 2015 to $2.2 million as of September 23, 2016. The increase of $1.4 million was recorded as other expense in the Condensed Consolidated Statements of Operations.

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

The results of operations for the Company for the nine month period ended September 25, 2015 include eight full months of operating activity for Marchi. For the three and nine months ended September 25, 2015, net sales of approximately $3.9 million and $10.1 million, respectively, and operating income of approximately $1.7 million and $4.4 million, respectively, attributable to Marchi were included in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 25, 2015, results of operations included charges of $0.7 million and $1.7 million, respectively, attributable to amortization of purchased intangible assets and $0.2 million of deal costs associated with the acquisition. Deal costs are included in general and administrative expenses in the Company’s Condensed Consolidated Results of Operations.

The following unaudited pro forma consolidated results of operations assume the Marchi and Miconex acquisitions were completed as of the beginning of 2015 fiscal year (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 25,	September 25,
	2015	2015
Net sales	$127,348	$386,889
Net income	$1,560	$6,049
Basic earnings per share	$0.05	$0.19
Diluted earnings per share	$0.05	$0.19

The unaudited pro forma results above include adjustments related to the purchase price allocation and financing of the Marchi and Miconex acquisitions, primarily to increase amortization for the identifiable intangible assets, to increase interest expense for the additional debt incurred to complete the acquisition of Marchi, to reflect the related income tax effect of the pro forma adjustments and to adjust weighted shares issued as part of the acquisitions. The unaudited pro forma results for the three and nine months ended September 25, 2015 include acquisition related costs of $0.6 million which are not expected to occur in future quarters. The unaudited pro forma condensed combined financial information has been prepared by management for illustrative purposes only and are not necessarily indicative of the condensed consolidated financial position or results of income in future periods or the results that actually would have been realized had UCT, Marchi and Miconex been a combined company during the specified periods. The unaudited pro forma condensed combined financial information does not reflect any operating efficiencies and/or cost savings that we may achieve with respect to the combined companies, or any liabilities that may result from integration activities.

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

	September 23, 2016			December 25, 2015
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
Carrying amount	$85,248	$38,464	$123,712	$85,248	$42,782	$128,030

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

	As of September 23, 2016			As of December 25, 2015
	Gross			Gross
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Useful
	Amount	Amortization	Value	Amount	Amortization	Value	Life
AIT
Customer relationships	$19,000	$(16,618)	$2,382	$19,000	$(15,298)	$3,702	7
Tradename	1,900	(1,900)	—	1,900	(1,900)	—	6
Intellectual property/know-how	1,600	(971)	629	1,600	(800)	800	7
Marchi
Customer relationships	9,900	(1,650)	8,250	9,900	(907)	8,993	10
Tradename	1,170	(387)	783	1,170	(217)	953	6
Intellectual property/know-how	12,300	(2,298)	10,002	12,300	(1,264)	11,036	8-12
Miconex
Customer relationships	8,800	(1,369)	7,431	8,800	(489)	8,311	7.5
UCT
Tradename	8,987	—	8,987	8,987	—	8,987	*
Total	$63,657	$(25,193)	$38,464	$63,657	$(20,875)	$42,782

*

The Company concluded that the UCT tradename intangible asset life is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The Company amortizes its tradenames for AIT and Marchi and customer relationships intangible asset for AIT using an accelerated method over the estimated economic life of the assets, ranging from 6 to 7 years. The Company amortizes its intellectual property/know-how and customer relationships intangible assets for Marchi and Miconex on a straight-line basis with an estimated economic life of the assets ranging from 7 to 12 years. Amortization expense was approximately $1.4 million and $1.6 million for the three months ended September 23, 2016 and September 25, 2015, respectively, and $4.3 million and $4.0 million for the nine months ended September 23, 2016 and September 25, 2015, respectively. Amortization expense is charged to general and administrative. As of September 23, 2016, future estimated amortization expense is expected to be as follows (in thousands):

Amortization
Expense
2016 (remaining in year)	$1,439
2017	4,924
2018	4,582
2019	4,210
2020	3,682
Thereafter	10,640
Total	$29,477

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

As of September 23, 2016, the interest rates on the outstanding Term Loan and Revolving Credit facility were 3.27% (2.75% applicable margin and 0.52% LIBOR) and 3.50% fixed, respectively. In order to manage interest rate risk on the variable component of the Term Loan, the Company entered into an interest rate swap with the Lenders in September 2015 with a total notional amount of $20.0 million (which amount decreases based on prorated quarterly principal payments over the remaining period of the Term Loan) pursuant to which the Company pays the counterparty a fixed rate of 0.99% and receives interest at a variable rate equal to the LIBOR rate the Company is required to pay under its Term Loan, or 0.52%, as of September 23, 2016. This interest rate swap effectively locks in a fixed interest rate of 3.74% on $15.5 million of the $29.2 million term loan balance outstanding as of September 23, 2016.

The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00 starting with the end of the first quarter of fiscal 2015 and a consolidated leverage ratio (as defined in the Credit Agreement) no greater than 3.50 to 1.00 starting with the end of the first quarter of fiscal 2015. The Credit Agreement also includes other customary affirmative and negative covenants. In December 2015, the Credit Agreement was amended to add a covenant requiring the Company to maintain a cash balance of $35.0 million at the end of each quarter. The Company was in compliance with all covenants for the quarter ended September 23, 2016.

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

As of September 23, 2016, the outstanding amounts under the Term Loan and Revolving Credit Facility were $29.2 million and $36.2 million, respectively, gross of unamortized debt issuance costs of $0.4 million.

In conjunction with the acquisition of Miconex in July 2015, the Company has a credit agreement with a local bank in the Czech Republic that provides for a term loan in an aggregate of 0.8 million euros and a revolving credit facility in the aggregate of up to 4.5 million euros.  As of September 23, 2016, Miconex had outstanding amounts under the term loan and the revolving credit facility of 0.5 million euros (approximately $0.5 million) and 3.3 million euros (approximately $3.7 million), respectively, for a total of $4.2 million, with interest rates ranging from 1.3% to 2.3% plus a variable rate based on the Euro Interbank Offered Rate with due dates ranging from 2016 to 2020.

As of September 23, 2016, the Company’s total bank debt was $69.2 million. As of September 23, 2016, the Company has $3.8 million and 1.2 million euros (approximately $1.4 million) available to borrow on its revolving loans in the U.S. and Czech Republic, respectively.

7. Income Tax

The Company’s income tax provision and effective tax rates for the three and nine months ended September 23, 2016 were $2.8 million and 51.3% and $6.4 million and 98.5%, respectively compared to $0.6 million and 27.8% and $2.0 million and 28.6%, respectively for the three and nine months ended September 25, 2015. The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results, as well as the impact of losses in jurisdictions with full federal and state valuation allowances for the three and nine months ended September 23, 2016 compared to the impact of losses in jurisdictions with full state valuation allowances for the three and nine months ended September 25, 2015.

Company management continuously evaluates the need for a valuation allowance and, as of September 23, 2016, concluded that a full valuation allowance on its federal and state deferred tax assets as well as the deferred tax assets of one its Singapore subsidiaries was still appropriate.

The Company earns a significant amount of its operating income outside the United States, which is deemed to be indefinitely reinvested in foreign jurisdictions, except as disclosed below. As a result, most of the Company’s cash and cash equivalents are held by foreign subsidiaries. The Company currently does not intend nor foresee a need to repatriate any other funds to the U.S., except for a portion of current year earnings from one of our Singapore subsidiaries. The Company expects domestic cash and cash flows from operations to continue to be sufficient to fund its domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If the Company should require more capital in the U.S. than is generated by its domestic operations, for example to fund significant discretionary activities such as business acquisitions, the Company could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or dilution of our earnings. The Company has borrowed funds domestically and continues to believe it has the ability to do so at reasonable interest rates. The Company does not provide for U.S. taxes on its undistributed earnings of foreign subsidiaries that it intends to invest indefinitely outside the U.S., unless such taxes are otherwise required under U.S. tax law. In 2016, the Company determined that a portion of the current year earnings of one of its China subsidiaries may be remitted in the future to one of its foreign subsidiaries outside of mainland China and, accordingly, the Company provided for the related withholding taxes in its condensed consolidated financial statements. If the Company changes its intent to reinvest its undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previous anticipated remaining unremitted foreign earnings, the Company could be required to accrue or pay U.S. taxes on some or all of these undistributed earnings. As of September 23, 2016, the Company had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $80.8 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	Nine Months Ended
	September 23,	September 25,
	2016	2015
Balance as of the beginning of period	$337	$356
Increase related to current year tax positions	61	—
Expiration of the statute of limitations for the assessment of taxes	(24)	(26)
Balance as of the end of period	$374	$330

The Company’s gross liability for unrecognized tax benefits as of September 23, 2016 and December 25, 2015 was $0.4 million and $0.3 million, respectively. Increases or decreases to interest and penalties on uncertain tax positions are included in the income tax provision in the Condensed Consolidated Statements of Operations. Interest related to uncertain tax positions was considered to be de minimis for each of the three and nine months ended September 23, 2016 and September 25, 2015. Although it is possible some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

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

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company’s 2013 through 2015 federal income tax returns are open to audit through the statute of limitations by the Internal Revenue Service. The Company’s 2012 through 2015 state income tax returns are open to audit by the California Franchise Tax Board. The Company is also subject to examination in various other jurisdictions for various periods.

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

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 23,	September 25,	September 23,	September 25,
	2016	2015	2016	2015
Numerator:
Net income	$2,614	$1,676	$98	$5,056
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	32,759	31,993	32,544	31,359
Shares used in computation — diluted:
Shares used in computing basic net income per share	32,759	31,993	32,544	31,359
Dilutive effect of common shares outstanding subject to repurchase	313	110	305	222
Dilutive effect of options outstanding	28	52	38	72
Weighted average shares used in computing diluted net income per share	33,100	32,155	32,887	31,653
Net income per share — basic	$0.08	$0.05	$0.00	$0.16
Net income per share — diluted	$0.08	$0.05	$0.00	$0.16

The Company had securities outstanding which could potentially dilute basic net income per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income per share, as their effect would have been anti-dilutive. Such outstanding securities consisted of 174,202 and 187,389 stock options for the three and nine month periods ended September 23, 2016, respectively and 204,154 and 281,507 stock options for the three and nine month periods ended September 25, 2015, respectively.

9. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $74.3 million at September 23, 2016.

The Company leases properties domestically in Hayward, California; Austin, Texas; Pflugerville, Texas; Chandler, Arizona; and South San Francisco, California and internationally in China, Singapore, Philippines and the Czech Republic. The Company leases certain of its facilities under non-cancelable leases, which expire on various dates through 2022.

As of September 23, 2016, future minimum payments under these operating leases were as follows (in thousands):

Fiscal Year
2016 (remaining in year)	$1,732
2017	6,071
2018	5,388
2019	4,412
2020	4,096
Thereafter	6,658
Total minimum lease payments	$28,357

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

	Three Months Ended		Nine Months Ended
	September 23,	September 25,	September 23,	September 25,
	2016	2015	2016	2015
United States	$83,296	$82,708	$217,026	$252,138
China	6,961	1,017	11,593	18,267
Singapore	39,310	29,952	115,353	77,354
Austria	7,994	5,059	25,805	5,059
Other	8,593	4,080	18,437	12,865
	$146,154	$122,816	$388,214	$365,683

At September 23, 2016, approximately $7.4 million and $1.8 million of the Company’s net long-lived assets were located in Asia and the Czech Republic, respectively, and the remaining balances were located in the United States. At September 25, 2015, approximately $9.8 million and $0.5 million of the Company’s net long-lived assets were located in Asia and the Czech Republic, respectively, and the remaining balances were located in the United States.

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

We ship the majority of our products to U.S. registered customers with locations both in and outside the U.S. In addition to U.S. manufacturing, we manufacture products in our Asia and Czech Republic facilities to support local and U.S. based customers. We conduct our operating activities primarily through our wholly-owned subsidiaries, Ultra Clean Technology Systems and Service, Inc., American Integration Technologies LLC (“AIT”), Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. (“UCME”), Ultra Clean Asia Pacific, Pte Ltd. (Singapore), Marchi and Miconex. In December 2015, Ultra Clean Technology (Shanghai) Co., Ltd. was merged into UCME.

In February 2015, we reached an agreement with Intuitive Surgical (ISI) pursuant to which ISI would insource manufacturing for its next generation robot, the da Vinci® Xi™ Patient Side Cart. We will continue to manufacture previous generation robots and also assist with machined components and spare parts for current and future ISI production. This was a mutual decision driven by ISI’s manufacturing needs at the time and our desire to adhere to our targeted gross margin profile. Included in our sales in the nine months period ended September 25, 2015 is a one-time payment of $1.0 million we received from ISI as compensation for entering into this arrangement.

Financial Highlights

Sales for the three months ended September 23, 2016 were $146.2 million, an increase of $23.3 million, or 19.0%, from the comparable quarter of 2015. Semiconductor revenue increased $16.5 million, or 14.6%, from the comparable quarter of 2015. Gross profit for the three months ended September 23, 2016 increased $4.5 million to $23.5 million, or 16.1% of sales, from $18.9 million, or 15.4% of sales, for the three months ended September 25, 2015. Total operating expenses for the three months ended September 23, 2016, were $16.8 million, or 11.5% of sales, compared to $15.9 million, or 12.9% of sales, for the three months ended September 25, 2015. We had net income of $2.6 million for the three months ended September 23, 2016, compared to net income of $1.7 million for the three months ended September 25, 2015.

Sales for the nine months ended September 23, 2016 were $388.2 million, an increase of $22.5 million, or 6.2% from the comparable period of 2015. Semiconductor revenue increased $16.2 million, or 4.8%, from the comparable period of 2015. Gross profit for the nine months ended September 23, 2016 decreased $0.6 million to $57.1 million, or 14.7% of sales, from $57.7 million, or 15.8% of sales, during the comparable period of 2015. Total operating expenses for the nine months ended September 23, 2016, were $47.4 million, or 12.2% of sales, compared to $48.5 million, or 13.2% of sales, for the nine months ended September 25, 2015. We had a net income of $0.1 million for the nine months ended September 23, 2016 as compared to net income of $5.1 million for the nine months ended September 25, 2015.

We had significant sales to two customers for the three and nine months ended September 23, 2016 and September 25, 2015, for which each customer accounted for 10% or more of total sales. For further discussion, see Note 1. Organization and Significant Accounting Policies — Significant Sales to Customers in Notes to Condensed Consolidated Financial Statements above.

Results of Operations

For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included elsewhere in our quarterly report.

	Three Months Ended		Nine Months Ended
	September 23,	September 25,	September 23,	September 25,
	2016	2015	2016	2015
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	83.9%	84.6%	85.3%	84.2%
Gross profit	16.1%	15.4%	14.7%	15.8%
Operating expenses:
Research and development	1.7%	1.9%	1.8%	2.0%
Sales and marketing	1.9%	2.3%	2.2%	2.3%
General and administrative	7.9%	8.7%	8.2%	8.9%
Total operating expenses	11.5%	12.9%	12.2%	13.2%
Income from operations	4.6%	2.5%	2.5%	2.6%
Interest and other income (expense), net	(0.9)%	(0.6)%	(0.8)%	(0.6)%
Income before provision for income taxes	3.7%	1.9%	1.7%	2.0%
Income tax provision	1.9%	0.5%	1.6%	0.6%
Net income	1.8%	1.4%	0.1%	1.4%

Sales

Sales for the three months ended September 23, 2016 were $146.2 million, an increase of $23.3 million, or 19.0%, from $122.8 million in the comparable quarter of 2015. The increase in overall sales in the third quarter of 2016 compared to the third quarter of 2015 is primarily due to an increase in demand from semiconductor customers and our acquisition of Miconex in July 2015. On a geographic basis, sales in the U.S. decreased by $5.6 million to $73.5 million, or 50.3% of sales, for the three months ended September 23, 2016 as compared to $79.1 million, or 64.4% of sales for the comparable period of 2015. Foreign sales increased by $28.9 million to $72.7 million, or 49.7% of sales, for the three months ended September 23, 2016 as compared to $43.7 million, or 35.6% of sales, for the comparable period of 2015. The increase in sales outside of the U.S. was due primarily to the acquisition of Miconex and an increase in semiconductor and non-semiconductor demand in non-U.S. locations.

We expect sales to be higher in the fourth quarter of fiscal 2016 as compared to the third quarter of 2016 due to increasing overall semiconductor customer demand.

Sales for the nine months ended September 23, 2016, were $388.2 million, an increase of $22.5 million, or 6.2%, from $365.7 million in the comparable period of 2015. The increase in sales for the nine months ended September 23, 2016, which includes increases of $16.2 million and $6.3 million in semiconductor and non-semiconductor industries, respectively, was due to an increase in the volume of products shipped and due to the acquisition of Miconex in July 2015. Sales in the U.S. for the nine months ended September 23, 2016 decreased by $36.0 million to $207.8 million while foreign sales increased by $58.5 million to $180.4 million when compared to the same period in prior year. The increase in foreign sales was due in part to the acquisition of Miconex and an increase in semiconductor and non-semiconductor demand in non-U.S. locations.

Gross Profit

Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold.

Gross profit for the three months ended September 23, 2016 increased $4.5 million to $23.5 million, or 16.1% of sales, from $18.9 million, or 15.4% of sales, for the three months ended September 25, 2015. The increase in absolute dollars of gross profit and higher gross margin was due primarily to increased sales, increased factory utilization and labor efficiencies as well as lower material costs when comparing the third quarter of 2016 with the same period in 2015. We expect gross profit to increase in the fourth quarter of 2016 as compared to the third quarter of 2016 due to an expected increase in revenues for the fourth quarter of 2016.

Gross profit for the nine months ended September 23, 2016, decreased by $0.6 million to $57.1 million, or 14.7% of sales, from $57.7 million, or 15.8% of sales, for the nine months ended September 23, 2016. The decrease in absolute dollars of gross profit and gross margin when comparing the nine months ended September 23, 2016 with the same period in 2015 is primarily due to higher direct labor costs and higher material costs resulting from changes in product mix when compared to the same period in the prior year.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the three months ended September 23, 2016 increased less than $0.1 million, or 4.0%, to $2.4 million, or 1.7% of sales, compared to $2.3 million, or 1.9% of sales in the comparable period in 2015.

Research and development expense nine months ended September 23, 2016 decreased by approximately $0.2 million, or 3.2%, to $7.1 million, or 1.8% of sales, compared to $7.3 million, or 2.0% of sales in the comparable period in 2015. The decrease in absolute dollars was primarily due to a lesser reassignment of existing resources from cost of goods sold to research and development activities.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the three months ended September 23, 2016 decreased by less than $0.1 million, or 0.9%, to $2.8 million, or 1.9% of sales, compared to $2.8 million, or 2.3% of sales, in the comparable period of 2015.

Sales and marketing expenses for the nine months ended September 23, 2016, increased by less than $0.1 million to $8.5 million, or 2.2% of sales, compared to $8.5 million, or 2.3% of sales in the comparable period of 2015.

General and Administrative Expense

Our general and administrative expense has historically consisted primarily of salaries and overhead associated with our administrative staff, professional fees and amortization of our intangible assets. General and administrative expense increased $0.9 million, or 8.0%, for the three months ended September 23, 2016, to $11.5 million, or 7.9% of sales, compared with $10.7 million, or 8.7% of sales, in the comparable period of 2015. The increase is due primarily to the $0.9 million of costs related to our previously announced executive transition.

General and administrative expense decreased approximately $1.0 million, or 3.0%, for the nine months ended September 23, 2016, to $31.7 million, or 8.2% of sales, compared with $32.7 million, or 8.9% of sales, in the comparable period of 2015. The decrease in absolute dollars is primarily due to a one-time severance payment of $2.4 million made in the first quarter of 2015 to our former Chief Executive Officer, offset by the $0.9 million costs related to our previously announced executive transition and by $0.3 million of higher amortization of finite-lived intangibles obtained in conjunction with the acquisitions of Miconex and Marchi.

Interest and Other Income (Expense), net

Interest and other income (expense), net, for the three and nine months ended September 23, 2016, was $(1.3) million and $(3.3) million, respectively, compared to $(0.8) million and $(2.1) million, respectively, in the comparable periods of 2015. The increase in net expense for the three and nine months ended September 23, 2016 compared to the same periods in the prior year is primarily due to an increase of $0.8 million and $1.4 million, respectively, in the fair value of the contingent earn-out liability incurred in conjunction with the acquisition of Miconex. See Note 4 to the Company’s Condensed Consolidated Financial Statements for further discussion of the earn-out liability.

Income Tax Provision

Our tax expense and effective tax rates for the three months ended September 23, 2016 and September 25, 2015 were $2.8 million and 51.3%, and $0.6 million and 27.8%, respectively. Our tax expense and effective tax rate for the nine months ended September 23, 2016 and September 25, 2015 was $6.4 million and 98.5%, and $2.0 million and 28.6%, respectively. The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results, as well as the impact of losses in jurisdictions with full federal and state valuation allowances for the three and nine months ended September 23, 2016 compared to the impact of losses in jurisdictions with full state valuation allowances for three and nine months ended September 25, 2015. Company management continuously evaluates the need for a valuation allowance on its deferred tax assets and, as of September 23, 2016, concluded that a full valuation allowance on its federal, state, and one of its Singapore subsidiaries was still appropriate.

For the three and nine months ended September 23, 2016, we determined that a portion of the current year earnings of one of our China subsidiaries will be remitted in the future to one of our foreign subsidiaries outside of mainland China and, accordingly, we provided for the related foreign withholding taxes in our condensed consolidated financial statements. For the three and nine months ended September 23, 2016, we also determined that a portion of the current year earnings of one of our Singapore subsidiaries will be remitted in the future to the US. If we change our intent to reinvest our undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previously anticipated remaining unremitted foreign earnings, we could be required to accrue or pay U.S. taxes on some or all of these undistributed earnings.

Liquidity and Capital Resources

We have required capital principally to fund our acquisitions and working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of September 23, 2016, we had cash of $47.3 million compared to $50.1 million as of December 25, 2015. Our cash and cash equivalents, cash generated from operations and amounts available under our revolving line of credit described below were our principal source of liquidity as of September 23, 2016.

For the nine months ended September 23, 2016, the total cash provided by operating activities was $9.4 million compared to cash provided by operating activities of $4.4 million for the comparable period of 2015. Operating cash flows in the nine months ended September 23, 2016 included $14.9 million of non-cash activity comprised of depreciation, amortization of intangibles, stock compensation expense, amortization of debt issuance costs and a change in fair value of the contingent earn out payable to the former owners of Miconex. Cash generated from operating activities included decreases in deferred income taxes and prepaid expenses and other of $1.3 million and $1.2 million, respectively, and increases in accounts payable of $12.3 million, accrued compensation and related benefits of $0.4 million, income taxes payable of $0.5 million and other liabilities of $1.4 million. These increases in cash flow were offset by increases in accounts receivable and inventory of $6.6 million and $16.2 million, respectively, and were driven primarily from our increase in revenues and related inventory purchases to drive our revenue growth during 2016. Our cash flows from operations in any given period are largely driven by the timing of sales, the collection of accounts receivable and the payment of accounts payable.

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

Net cash used in investing activities for the nine months ended September 23, 2016 was approximately $5.4 million, attributable to the expansion of our Czech Republic and Texas facilities and to the costs related to the development of the Company’s new enterprise reporting system. Net cash used in investing activities for the nine months ended September 25, 2015 was approximately $49.7 million and consisted of cash paid in connection with the acquisition of Marchi and Miconex of $29.7 million and $15.0 million, respectively, and capital expenditures of $5.2 million primarily attributable to the expansion of our Singapore facility, offset by Miconex cash acquired of $0.2 million.

Net cash used in financing activities for the nine months ended September 23, 2016 was $6.8 million compared to net cash provided from financing activities of $26.0 million for the comparable period of 2015. For the nine months ended September 23, 2016, our net cash used in financing activities was due primarily to principal payments on borrowings of $11.0 million offset by bank borrowing proceeds of $4.5 million. For the nine months ended September 25, 2015, our net cash provided in financing activities primarily resulted from cash proceeds from the new term and revolver loans obtained on February 2, 2015 of $77.0 million and proceeds from the issuance of common stock related to our employee stock plans of $1.2 million. These increases were offset primarily by principal payments on borrowings of $51.5 million and payment of $0.6 million of debt issuance costs related to the new credit facility (See Borrowing Arrangements below).

We anticipate that our existing cash balance and operating cash flow will be sufficient to service our indebtedness and meet our working capital requirements for at least the next twelve months. The adequacy of these resources to meet our liquidity needs beyond that period will depend on our growth and profitability, the state of the global economy, our ability to meet financial covenants under our credit facility, the cyclical expansion or contraction of the semiconductor capital equipment industry and the other industries we serve. As of September 23, 2016, approximately $45.2 million of non-U.S. cash and cash equivalents held by foreign subsidiaries may be subject to U.S. taxes if repatriated for U.S. operations. Of this amount, we intend to reinvest all of these funds outside of the U.S. and we will repatriate these funds as needed.

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

As of September 23, 2016, the interest rates on the outstanding Term Loan and Revolving Credit facility were 3.27% (2.75% applicable margin and 0.52% LIBOR) and 3.5% fixed, respectively. In order to manage interest rate risk on the variable component of the Term Loan we entered into an interest rate swap with the Lenders in September 2015 with a total notional amount of $20.0 million (which amount decreases based on prorated quarterly principal payment over the remaining period of the  Term Loan) pursuant to which we pay the counterparty a fixed rate of 0.99% and receive interest at a variable rate equal to the LIBOR rate we are required to pay under our Term Loan, or 0.52% as of September 23, 2016. This interest rate swap effectively locks in a fixed interest rate of 3.74% on $15.6 million of the $29.2 million Term Loan balance outstanding as of September 23, 2016.

The Credit Agreement requires us to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00 starting with the first quarter of fiscal 2015 and a consolidated leverage ratio (as defined in the Credit Agreement) no greater than 3.50 to 1.00 starting with the first quarter of fiscal 2015. The Credit Agreement also includes other customary affirmative and negative covenants. In December 2015, the Credit Agreement was amended to include a provision requiring the Company to maintain a minimum cash balance of $35.0 million every quarter end. We are in compliance with all covenants for the quarter ended September 23, 2016.

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

As of September 23, 2016, we have outstanding amounts under the Term Loan and Revolving Credit Facility of $29.2 million and $36.2 million, respectively, gross of unamortized debt issuance costs of $0.4 million.

In conjunction with our acquisition of Miconex in July 2015, we have a credit agreement with a local bank in the Czech Republic that provides for a term loan in an aggregate of 0.8 million euros and a revolving credit facility in the aggregate of up to 4.5 million euros.  As of September 23, 2016, Miconex had outstanding amounts under the term loan and the revolving credit facility of 0.5 million euros (approximately $0.5 million) and 3.3 million euros (approximately $3.7 million), respectively, for a total of $4.2 million, with interest rates ranging from 1.3% to 2.3% plus a variable rate based on the Euro Interbank Offered Rate with due dates ranging from 2016 to 2020.

As of September 23, 2016, our total bank debt was $69.2 million. As of September 23, 2016, we have $3.8 million and 1.2 million euros (approximately $1.4 million) available to borrow on our revolving loans in the U.S. and Czech Republic, respectively.

Capital Expenditures

Capital expenditures were $5.8 million during the nine months ended September 23, 2016 and were primarily attributable to the expansion of our Czech Republic and Texas facilities and to the costs related to the development of the Company’s new enterprise reporting system. The Company’s anticipated capital expenditures for the remainder of 2016 are expected to be financed primarily through cash from operations.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relations with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Other than operating leases for certain equipment and real estate and purchase order commitments primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the arrangements described under “Borrowing Arrangements” above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of September 23, 2016 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases (1)	$28,357	$1,732	$11,459	$8,508	$6,658
Borrowing arrangements (2)	69,577	6,638	23,643	39,296	—
PO commitments	74,293	74,293	—	—	—
Total	$172,227	$82,663	$35,102	$47,804	$6,658

(1)

Operating lease obligations reflect (a) the leases for our headquarters and manufacturing facilities in Hayward, California that expire in 2020 through 2022; (b) the leases for manufacturing facilities in South San Francisco that expire in 2018; (c) the leases for manufacturing facilities in China, Singapore and the Philippines that expire in 2017 through 2020; (d) the leases for manufacturing facilities in Austin, Texas that expire in 2021; (e) the leases for manufacturing facilities in Chandler, Arizona that expire in 2017 through 2022; (g) the leases for manufacturing facilities in Pflugerville, Texas that expire in 2016; and (f) the leases for our manufacturing facilities in the Czech Republic that expires in 2019. We have options to renew certain of the leases in South San Francisco, Hayward, Austin, Singapore and in the Czech Republic which we expect to exercise.

(2)	Amounts reflect obligations under our Credit Agreement with East West and City National Banks of $65.4 million, gross of unamortized debt issuance costs, and $4.2 million bank debt held by Miconex.

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

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first nine months of fiscal 2016. Refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 25, 2015 for a more complete discussion of the market risks we encounter.

ITEM 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon our evaluation, we concluded that our disclosure controls and procedures were effective as of September 23, 2016.

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

A small number of original equipment manufacturing (OEM) customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. As a group, two customers accounted for 80.8% of our sales for the nine months ended September 23, 2016 and three customers accounted for 84.3% and 75.7% of our sales for fiscal years 2015 and 2014, respectively, and we expect that our sales will continue to be concentrated among a small number of customers.  In addition, our customer contracts generally do not require customers to place any orders. Accordingly, the success of our business depends on OEMs continuing to outsource the manufacturing of critical subsystems to us. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers, whether due to such customer’s decision to not continue to outsource all or a portion of its critical subsystems for its capital equipment to us, such customer giving market share to our competitors or for other reasons, such as a customer’s bankruptcy or insolvency or decreased demand for such customer’s products. We have in the past lost business from customers who have taken the manufacturing of our products in-house or given market share to our competitors. For example, in February 2015, we entered into an agreement with Intuitive Surgical (ISI) pursuant to which ISI would begin insourcing of manufacturing for its next generation robot, the da Vinci® Xi™ Patient Side Cart. Further, since our customers generally own the designs and other intellectual property to the products we manufacture, we cannot prevent them from licensing such designs and other intellectual property to our competitors for the manufacturing of such products. If we are unable to replace revenue from customers who determine to take subsystem assembly in-house or give market share to our competitors, such events could have a material adverse impact on our financial position and results of operations.

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

On February 2, 2015, we entered into a new credit agreement by and among us, certain of our subsidiaries, East West Bank and City National Bank. This agreement was subsequently amended in December 2015 with such amendments effective as of December 25, 2015 (as amended, the “Credit Agreement”). This Credit Agreement provides for a term loan in an aggregate principal amount of $40.0 million and a revolving credit facility in an aggregate principal amount of $40.0 million, a letter of credit facility in the aggregate availability amount of $20.0 million and a swingline sub-facility in the aggregate availability amount of $5.0 million. On February 2, 2015, we borrowed an aggregate of $46.5 million under this Credit Agreement to repay the remaining outstanding balance from our prior loan with Silicon Valley Bank. On February 5, 2015, we borrowed an additional $29.7 million under this Credit Agreement to finance the acquisition of Marchi.  The Company has a balance of $36.2 million on its revolving loan with $3.8 million available to borrow as of September 23, 2016.  The Company’s term loan balance is $29.2 million as of September 23, 2016, with required payments of $2.9 million per quarter for each of the remaining quarters of the Company’s Credit Agreement, which expires on February 2, 2019. In addition, Miconex has a debt balance of 3.8 million euros (approximately $4.2 million) as of September 23, 2016. The Company’s total debt as of September 23, 2016, gross of capitalized loan costs of $0.4 million, was $69.6 million.

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

We made capital expenditures of approximately $5.8 million for each of the nine months ended September 23, 2016 and September 25, 2015, related to our manufacturing facilities in the United States, China and Singapore. In February 2015, we paid approximately $29.9 million and issued 1,437,500 shares of our common stock in connection with our acquisition of Marchi. The cash portion of the merger consideration was financed through the credit facility described above, of which an aggregate of $65.4 million was outstanding as of September 23, 2016. In July 2015, we acquired Miconex for total consideration of $20.7 million which includes $15.6 million paid in cash, 500,000 shares of Company’s common stock, and up to $4.0 million of potential cash “earn-out” payments over two-year period. The amount of our future capital requirements or strategic acquisitions will depend on many factors, including:

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

We had $47.3 million in cash and cash equivalents as of September 23, 2016, of which $45.2 million was held by our foreign subsidiaries. If the cash and cash equivalents held by our foreign subsidiaries is needed for our operations or to fund capital expenditures or other strategic acquisitions in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

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

We generated approximately 46.5% and 33.3% of our sales in international markets for the nine months ended September 23, 2016 and September 25, 2015, respectively. Depending on market conditions, we intend to expand our operations in Asia and Europe, principally in China, Singapore and the Czech Republic. In addition, through our acquisition of AIT, we acquired a manufacturing facility in Cebu, Philippines. The carrying amount of our fixed assets in Asia and Europe were $7.4 million and $1.8 million, respectively, as of September 23, 2016.

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

We had $85.2 million of goodwill recorded on our Condensed Consolidated Balance Sheet as of September 23, 2016. Goodwill represents the excess of cost over the fair market value of net tangible and finite lived, identifiable intangible assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. During the fourth quarter of each year, we perform an annual review of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our financial results and net worth could be materially adversely affected.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a) Exhibits

The following exhibits are filed with this current Report on Form 10-Q for the quarter ended September 23, 2016:

Exhibit Number	Description	Form	File Number	Exhibit	Filed Herewith
10.1+	Offer Letter between the Company and Ms. Brumm dated July 7, 2016	8-K	000-50646	99.1
10.2+	Change in Control Severance Agreement between the Company and Ms. Brumm dated July 7, 2016	8-K	000-50646	99.2
10.3+	Transition Agreement and Release of Claims between the Company and Mr. Eichler dated July 7, 2016	8-K	000-50646	99.3
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
+	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA CLEAN HOLDINGS, INC.
(Registrant)
Date: November 1, 2016

	By:	/S/ JAMES P. SCHOLHAMER
	Name:	James P. Scholhamer
	Title:	Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

Date: November 1, 2016

	By:	/S/ SHERI BRUMM
	Name:	Sheri Brumm
	Title:	Chief Financial Officer, Senior Vice President and Secretary
(Principal Financial and Accounting Officer and duly authorized signatory)

Exhibit Index

Exhibit Number	Description	Form	File Number	Exhibit	Filed Herewith
10.1+	Offer Letter between the Company and Ms. Brumm dated July 7, 2016	8-K	000-50646	99.1
10.2+	Change in Control Severance Agreement between the Company and Ms. Brumm dated July 7, 2016	8-K	000-50646	99.2
10.3+	Transition Agreement and Release of Claims between the Company and Mr. Eichler dated July 7, 2016	8-K	000-50646	99.3
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
+	Management contract or compensatory plan.