Form 10-K
period 2016-12-30
Ultra Clean Holdings, Inc.
filed 2017-03-15
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 24, 2016 as reported on the NASDAQ Global Market, was approximately $180.1 million. Shares of common stock held by each executive officer and director have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

Number of shares of the registrant’s common stock outstanding as of February 28, 2017: 33,402,457

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2017 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 30, 2016.

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

Overview

Ultra Clean Holdings, Inc. (“UCT”, the “Company” or “We”) was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Services, Inc. a US-based company founded in 1991 by Mitsubishi Corporation and operated as a subsidiary of Mitsubishi. UCT became a publicly traded company in March 2004. In 2006, we acquired Sieger Engineering, Inc. to better position ourselves as a subsystem supplier to the semiconductor, research, flat panel, energy and medical equipment industries. To facilitate Asia operations, Ultra Clean Technology (Shanghai) Co., Ltd and Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. were established in China in 2005 and 2007, respectively, and Ultra Clean Asia Pacific, Pte, Ltd. was established in Singapore in 2008. Our July 2012 American Integration Technologies LLC (“AIT”) acquisition added to our existing customer base in the semiconductor and medical spaces and provided additional manufacturing capabilities. In 2014, we launched Prototype Asia, our 3D printing business in Singapore, to develop additive manufacturing capabilities for our customer base. In February 2015, we acquired Marchi Thermal Systems, Inc. (“Marchi”) and in July 2015, we acquired MICONEX s.r.o (“Miconex”), both privately held companies with a majority of their sales in the semiconductor market. Marchi designs and manufactures specialty heaters, thermocouples and temperature controllers, delivering flexible heating elements and thermal solutions to our customers. The Company believes heaters are increasingly critical in equipment design for the most advanced semiconductor nodes. Miconex is a provider of advanced precision fabrication of plastics that has expanded our capabilities with existing customers. Separately, in November 2016, we approved a plan to dispose of a portion of our 3D printing business. The decision to dispose is consistent with our strategy to focus on producing product tools for the semiconductor capital equipment industry.

We are a global leader in the design, engineering, and manufacture of production tools, modules and subsystems for the semiconductor capital equipment and equipment industry segments with similar requirements including flat panel display, consumer, and medical. We provide our customers specialized engineering and manufacturing solutions for these highly complex, highly configurable, limited volume applications. In addition, we routinely handle major volume and design changes during the manufacturing process and provide equipment manufacturers flexibility when responding to dynamic market changes. We enable them to realize lower manufacturing costs and reduced design-to-delivery cycle times while maintaining high quality standards.

We provide our customers with complete solutions that combine our expertise in design, assembly, test and component characterization. Our customers value our highly flexible global manufacturing operations, our excellence in quality control and our scale and financial stability. Our global footprint helps us drive down total manufacturing costs, and reduce design-to-delivery cycle times while maintaining high quality standards for our customers. We believe these characteristics provide global solutions for our customers’ product demands. We ship a majority of our products to U.S. registered customers with locations both in and outside the U.S. In addition to U.S.

manufacturing, we manufacture products in our Asian facilities to support local and U.S. based customers. We conduct our operating activities primarily through our wholly owned subsidiaries, Ultra Clean Technology Systems and Service, Inc., AIT, Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd., Ultra Clean Asia Pacific, Pte, Ltd., Marchi Thermal Systems, Inc. and MICONEX s.r.o. Our international sales represented 48.0%, 34.5% and 29.6% of sales for fiscal years ended 2016, 2015 and 2014, respectively. See Note 11 to the Notes to Consolidated Financial Statements for further information about our geographic areas.

Our Solution

Our focus is on providing specialized engineering and manufacturing solutions for highly complex, highly configurable, limited volume systems. We enable our customers to realize lower manufacturing costs and reduced design-to-delivery cycle times while maintaining high quality standards. We offer our customers:

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

•

Component neutral design and manufacturing. We do not manufacture components such as mass flow controllers and valves which are selected based on manufacturer published specifications. Our component neutral position enables us to recommend components on the basis of technology, performance and cost and to optimize our customers’ overall designs based on these criteria. Furthermore, our neutral approach allows us to maintain close relationships with a wide range of component suppliers.

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

•

Precision machining capabilities. We manufacture high quality, precision machined parts using equipment capable of efficiently providing complex parts with exacting tolerances. Our diverse precision fabrication equipment enables us to manufacture a broad range of machined parts using a wide range of materials, from exotic metals to high purity plastics. Our manufacturing capabilities include horizontal and vertical milling, turning, welding and joining, amongst numerous others. We own and operate advanced machining and fabrication systems at multiple sites in the U.S., Europe and Asia.

•

Precision frame fabrication. We design and manufacture frames using tubing or sheet metal in all sizes with exacting standards to meet and exceed our customers’ needs. We utilize over 25 years of experience in the fabrication of complex frames to provide a cost competitive edge in our vertical integration model. Many of our customers require frames that are powder coated and in 2016, we added this capability to our Chandler, Arizona frame fabrication facility.

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

•

Custom fabricated heaters. Our acquisition of Marchi enables us to design and manufacture heaters, sensors, and controllers for precise temperature control. These products are complementary to our gas delivery systems products.

Our Strategy

Our objective is to maintain our position as a leading solutions provider in the markets we serve, primarily the semiconductor capital equipment market, while supporting other technologically similar markets in the flat panel, consumer, medical, energy, industrial and research industries. Our strategy is comprised of the following key elements:

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

•

Leverage our geographic presence in lower cost manufacturing regions. Our manufacturing facilities in Shanghai, China allow us to produce in a low cost region. Our manufacturing facilities in Shanghai, China house our precision machined parts and subsystem assembly operations. Together, these facilities put us in close proximity to the manufacturing facilities of existing and potential customers and their end users. In Singapore, we have a procurement office and substantial manufacturing capabilities. Our manufacturing facilities all use the same processes and procedures, enabling us to respond rapidly to demand changes from our customer.

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

Products

We design, develop, prototype, manufacture and test subsystems, primarily for semiconductor capital equipment. We also support customers in the flat panel, consumer, medical, energy, industrial, and research industries. Our products include precision robotic solutions, gas delivery systems, a variety of industrial and automation production equipment products; subsystems that includes wafer cleaning sub-systems, chemical delivery modules, top-plate assemblies, frame assemblies, and process modules.

•

Chemical delivery modules: Chemical delivery modules deliver gases and reactive chemicals in a liquid or gaseous form from a centralized subsystem to the reaction chamber. The module may be a gas delivery system in combination with liquid and vapor precursor delivery systems or may be a liquid delivery system in combination with a liquid storage system.

•

Frame assemblies: Frame assemblies are support structures fabricated from steel tubing or folded sheet metal and form the backbone to which all other assemblies are attached. The complexity of the frames includes powder coating, pneumatic harnesses and cables that connect other critical subsystems together.

•

Gas delivery systems: A typical OEM gas delivery system consists of one or more gas lines, comprised of small diameter internally polished stainless steel tubing, filters, mass flow controllers, regulators, pressure transducers and valves, component heaters, and an integrated electronic and/or pneumatic control system. These systems are mounted on a pallet and are typically enclosed in a sheet metal encasing. Our gas delivery system designs are developed in collaboration with our customers and are customized to meet the needs of specific processing requirements for OEMs. Our customers either specify the particular brands of components they want incorporated into a particular system or rely on our design expertise and component characterization capabilities to help them select the appropriate components for their particular system.

•

Liquid delivery system: A typical OEM liquid delivery system consists of one or more chemical delivery units, comprised of small diameter high purity PFA tubing, filters, flow controllers, regulators, component heaters, and an integrated electronic and/or pneumatic control system. These units are typically contained in a plastic enclosure and further integrated into a frame. Our liquid delivery system designs are developed in collaboration with our customers and are customized to meet the needs of specific processing requirement for OEMs. Our customers either specify the particular materials and the brands of components they want incorporated into a particular system or rely on our design expertise and component characterization capabilities to help them select the appropriate components for their particular system.

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

Customers

We sell our products primarily to customers in the semiconductor capital equipment industry, and we also have sales to the flat panel, consumer, medical, energy, industrial, and research equipment industries. The majority of our revenue is in the semiconductor capital equipment industry, which is highly concentrated, and we are therefore highly dependent upon a small number of customers. Our three largest customers in fiscal year 2016, 2015 and 2014 were Applied Materials, Inc., Lam Research Corporation and ASM International, Inc. Lam Research Corporation and Applied Materials, Inc. each accounted for more than 10.0% of our total sales in fiscal years 2016 and 2015. Applied Materials, Inc., Lam Research Corporation and ASM International, Inc. each accounted for more than 10.0% of our total sales in fiscal year 2014. As a group, the respective year’s top three customers accounted for 86.4%, 84.3% and 75.7% of the Company’s sales for fiscal years 2016, 2015 and 2014, respectively. The composition of our most significant customers has changed from time to time based on various factors, including acquisition activity by our customers.

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

Customer Business Management

We sell and support our products through our Customer Business Management organization which, as of December 30, 2016, consisted of approximately 95 customer relationship directors, managers and support staff. Our customer relationship directors are responsible for establishing sales strategy and setting the objectives for specific customer accounts. Each customer relationship manager is dedicated to a specific customer account and is responsible for the day-to-day management of that customer. Customer relationship managers work closely with customers and in many cases provide on-site support. Customer relationship managers often attend customers’ internal meetings related to production and engineering design and quality to ensure that customer expectations are interpreted and communicated properly to our operations group. Customer relationship managers also work with our customers to identify and meet their cost and design-to-delivery cycle time objectives.

We have dedicated business development managers responsible for new business development for gas delivery systems and other critical subsystems. Our new business development managers initiate and develop long-term, multilevel relationships with customers and work closely with customers on new business opportunities throughout the design-to-delivery cycle. Our customer relationship organization includes technical sales support for order placement, spare parts quotes and production status updates. We have a technical relationship representative located at each of our manufacturing facilities.

We integrate new business wins into our facilities via a rigorous product transition process, working in concert with our customers to ensure all product production and test requirements are identified, documented, and validated. We employ the same process at all our sites, enabling products to smoothly transition into and between our sites as needed to support customer demand.

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

Our analytical and testing capabilities also help us anticipate technological changes and requirements in component features for next-generation gas delivery systems and other critical subsystems. We are developing additional features to improve the performance and functionality of our gas delivery systems and other critical subsystems. Our technology development and new product engineering expenses were approximately $9.9 million, $9.6 million and $7.1 million for the 2016, 2015 and 2014 fiscal years, respectively. We perform our technology development activities principally at our facilities in Hayward, California.

Intellectual Property

Our success depends in part on our ability to maintain and protect our proprietary technology and to conduct our business without infringing the proprietary rights of others. Our business is largely dependent upon our design, engineering, manufacturing and testing know-how. We also rely on a combination of trade secrets and confidentiality provisions, and to a much lesser extent, patents, copyrights and trademarks, to protect our proprietary rights. We have four patents with various expiration dates ranging from 2019 to 2034 as a result of our acquisition of Marchi in February 2015. We have no pending U.S. patents. Intellectual property that we develop on behalf of our customers is generally owned exclusively by those customers.

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

Our principal competitor for our gas delivery systems is Ichor Systems, Inc., and our principal competitors for other critical subsystems are Flex Ltd., Foxsemicon Integrated Technology Inc. and Celestica Inc. Some of these competitors have substantially greater financial, technical, manufacturing and marketing resources than we do. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that could adversely affect sales of our current and future products. In addition, the limited number of potential customers in our industry further intensifies competition. The primary competitive factors in our industry are price, technology, quality, design-to-delivery cycle time, reliability in meeting product demand, service and historical customer relationships. We anticipate that increased competitive pressures will cause intensified price-based competition and we may have to reduce the prices of our products. In addition, we expect to face new competitors as we enter new markets.

Employees

As of December 30, 2016, we had 2,182 employees, of which 384 were temporary. Of our total employees, there were 29 in engineering, 13 in technology development, 95 in sales and support, 1,391 in direct manufacturing, 518 in indirect manufacturing and 136 in executive and administrative functions. These figures include 706 employees in Asia and 317 employees in Europe. None of our employees are represented by a labor union and we have not experienced any work stoppages.

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

Executive Officers

Set forth below is information concerning our executive officers as of February 24, 2017.

Name	Age	Position
James P. Scholhamer	50	Chief Executive Officer & Director
Sheri Brumm	46	Chief Financial Officer & Senior Vice President of Finance
Michael Henderson	56	Senior Vice President of Engineering
Deborah Hayward	55	Senior Vice President of Global Account Management
Lavi A. Lev	60	Senior Vice President of Asia
Mark G. Bingaman	61	Senior Vice President of Global Materials and Supply Chain Management
Joe Williams	44	Senior Vice President of Customer Business Management
David Speirs	55	Senior Vice President of North America Operations
Joan Sterling	59	Senior Vice President of Global Human Resources
Ron D’Ercole	55	Senior Vice President of Global Quality

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

Sheri Brumm has served as our Chief Financial Officer since July 2016. Ms. Brumm joined the Company as the Senior Director of Finance in April 2009. She was Senior Vice President of Finance and Chief Accounting Officer from February 2016 to July 2016. Prior to joining UCT, Ms. Brumm served at Credence Systems Corporation, a manufacturer of test equipment for the global semiconductor industry, as its Corporate Controller and Vice President of Finance from February 2008 to February 2009 and as Director of Internal Audit from May 2006 to February 2008. Prior to Credence Systems, Ms. Brumm served in various accounting and finance roles at Protiviti, a global business consulting and internal audit firm, and KLA-Tencor Corporation, a supplier of process control and yield management solutions for the semiconductor and related nanoelectronics industries. Ms. Brumm also served as Manager, Business Process Risk Accounting, at Arthur Anderson LLP, the former accounting firm, from May 1996 to October 1999. Ms. Brumm holds a Bachelor of Science degree in Managerial Economics from the University of California, Davis.

Michael Henderson joined UCT as our Senior Vice President of Engineering in May 2016. Mr. Henderson has more than 25 years of high tech engineering leadership experience with senior roles in R&D, process development, and production management. With tenures at Seagate, Avaya, Modumetal, and Grote Industries, he has had responsibilities worldwide leading aggressive product development and production ramps, manufacturing site transitions and outsourced partner management. Mr. Henderson has a M.S. in Physics from the University of Minnesota.

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

Lavi A. Lev has served as our Senior Vice President of Asia since November 2011. Prior to joining UCT, Mr. Lev served in 2008 as a director and executive chairman of the Board of LTX-Credence Corporation, a provider of automated test equipment for the semiconductor industry. Mr. Lev was chief executive officer and president of Credence Systems Corporation from 2006 to 2008. Prior to that, Mr. Lev served as executive vice president and general manager of the products and solution business at Cadence Design Systems, Inc. from 2000. Mr. Lev has 30 years of business, research and development and operational management experience in the Microprocessor Chip Design, Electronic Design Automation Software, Test Equipment and Contract Manufacturing industries. Mr. Lev holds a Bachelor of Science degree in electrical engineering from Technion, Israel Institute of Technology and also graduated from the Jerusalem Rubin Academy of Music.

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

Joe Williams joined UCT in February 2015 with the acquisition of Marchi as President of Marchi. He continues to manage Marchi and serves as our Senior Vice President of Customer Business Management since October 2016. Mr. Williams was president of Marchi from April 2013 to 2015. He worked previously at UCT as vice president of new business development.  Mr. Williams was Senior Vice President of Business Development & Engineering at AIT from 2007 to 2013. Prior to that, Mr. Williams co-founded Integrated Flow Systems and served as vice president of engineering and operations and director of engineering and operations from 1997 to 2004. He worked at Watkins-Johnson Company as a mechanical design engineer from 1994 to 1997. Mr. Williams holds a Bachelor of Science Degree in Mechanical Engineering from North Carolina State University.

David Speirs has served as our Senior Vice President of North America Operations since 2010. Working in the semiconductor capital equipment industry for more than 20 years, Mr. Speirs has management experience in manufacturing, quality and operations. Mr. Speirs joined UCT in 2006 to manage the manufacturing operations of UCT’s Sieger Engineering, Inc. acquisition. He was instrumental in expanding the new product introduction group for UCT into a global organization. Prior to joining UCT, he was previously the Vice President of Operations for Metara Inc. a start-up venture manufacturing chemical metrology equipment for the semiconductor industry. From 1994 to 2004, he held several director level management positions at Novellus Systems, Inc. including Manufacturing, Operations Quality and CVD/PVD Operations. Mr. Speirs holds a SCOTEC degree in Electrical Engineering from Stow College of Engineering.

Joan Sterling has served as our Senior Vice President of Global Human Resource since 2016. Ms. Sterling joined UCT in March 2013 as Director of Global Human Resources. Prior to joining UCT, Ms. Sterling was the Human Resource Director for Engineering and Broadcast Operations at SiriusXM Satellite Radio from 2009 to 2013. She worked at Hitachi Data Systems from 2007 to 2009 as an executive change management consultant for a global IT redesign. Ms. Sterling served as human resource senior vice president for the consumer credit group at Wells Fargo from 2005 to 2007. From 2000 to 2005, Ms. Sterling served in several senior director roles at Hewlett Packard managing human resources sites and functions of staffing, compensation, benefits, training and development. She was the corporate director of human resource strategic planning for First Energy Corporation from 1999 to 2000. She worked at Hewlett Packard Enterprise from 1994 to 1999 as the Midwest Region Headquarters Human Resource Manager. Ms. Sterling holds a Bachelor of Science in business from DePaul University and a Master of Arts in organizational development from Loyola University.

Ron D’Ercole has served as our Senior Vice President of Global Quality since 2016. Mr. D’Ercole joined UCT in December 2014 as Vice President of Quality. Prior to joining UCT, he worked at Lam Research Corporation for twelve years and held director level positions for customer experience and corporate quality and services. Mr. D’Ercole worked at Novellus Systems, Inc. from 1997 to 2002 as director of global spares and corporate quality assurance.  From 1992 to 1997, he worked at LSA Anodic Technologies, Inc. where he was a founder and the chief operations officer. Mr. D’Ercole holds a Bachelor of Science degree in chemical engineering from the University of California, Berkeley and a MBA from the University of San Francisco.

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

A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. As a group, the respective year’s top three customers accounted for 86.4%, 84.3% and 75.7% of our sales for fiscal years 2016, 2015 and 2014, respectively, and we expect that our sales will continue to be concentrated among a small number of customers. In addition, our customer contracts generally do not require customers to place any orders. Accordingly, the success of our business depends on OEMs continuing to outsource the manufacturing of critical subsystems to us. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers, whether due to such customer’s decision to not continue to outsource all or a portion of its critical subsystems for its capital equipment to us, such customer giving market share to our competitors or for other reasons, such as a customer’s bankruptcy or insolvency or decreased demand for such customer’s products. We have in the past lost business from customers who have taken the manufacturing of our products in-house or given market share to our competitors. For example, in February 2015, we entered into an agreement with Intuitive Surgical (ISI) pursuant to which ISI would begin insourcing of manufacturing for its next generation robot. Further, since our customers generally own the designs and other intellectual property to the products we manufacture, we cannot prevent them from licensing such designs and other intellectual property to our competitors for the manufacturing of such products. If we are unable to replace revenue from customers who determine to take subsystem assembly in-house or give market share to our competitors, such events could have a material adverse impact on our financial position and results of operations.

In addition, consolidation among our customers, or a decision by any one or more of our customers to outsource all or most manufacturing and assembly work to a single equipment manufacturer, may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on an even smaller number of customers.

In addition, by virtue of our largest customers’ sizes, and the significant portion of revenue that we derive from them, as well as the competitive landscape, our customers are able to exert significant influence and pricing pressure in the negotiation of our commercial agreements and individual purchase orders and on the conduct of our business with them. Our customers often require reduced prices or other pricing, quality, manufacturing or delivery commitments as a condition to their awarding of market share to us or the placement of orders with us in any given period, which may, among other things, result in reduced operating margins in order to maintain or expand our market share or require capital or other expenditures. Our customers’ negotiating leverage also can result in customer agreements or terms and conditions that may contain significant liability risk to us. For example, some of our customers insist that we provide them indemnification against certain liabilities in our agreements with them, including claims of losses by their customers caused by our products, which may be uncapped. In some cases, we have determined to self-insure against liability risk in our customer agreements, meaning that we may be directly responsible for high magnitude liability claims by our customers without recourse to insurance proceeds from third-party insurers. Our customers may also pressure us to make other concessions in order to preserve or expand our market share with them, which may harm our business. For example, one or more of our customers may require us to move the manufacture of our products from lower-cost geographies or locations such as China to higher-cost geographies or locations, such as Singapore, that are closer to such customer’s facilities which could result in reduced margins and a sub-optimal cost structure. If we are unable to retain and expand our business with our customers on favorable terms, or at all, our business and operating results will be adversely affected, or we may be susceptible to increased liability risk which, if realized, may have a material adverse effect on our business, cash flows, results of operations and financial condition.

Our dependence on our suppliers may prevent us from delivering an acceptable product on a timely basis.

We rely on both single-source and sole-source suppliers, some of whom are relatively small, for many of the components we use in our products. In addition, our customers often specify components of particular suppliers that we must incorporate into our products. Our suppliers are under no obligation to accept or to provide us with components. As a result, the loss of or failure to perform by any of these suppliers could adversely affect our business and operating results. In addition, the manufacturing of certain components and subsystems is a complex process. Therefore, if a supplier were unable to provide the volume of components we require on a timely basis and at acceptable prices and quality, we would have to identify and qualify replacements from alternative sources. However, the process of qualifying new suppliers for complex components is lengthy and could delay our production, which would adversely affect our business, operating results and financial condition.

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

Our customers require our products to undergo a lengthy and expensive qualification process. If we are unsuccessful or delayed in qualifying any of our products with a customer, our results of operations and financial condition could suffer.

We have had to qualify, and are required to maintain our status, as a supplier for each of our customers. This is often a lengthy process that involves the inspection and approval by a customer of our engineering, documentation, manufacturing and quality control procedures before that customer will place volume orders. Our ability to lessen the adverse effect of any loss of, or reduction in sales to, an existing customer through the rapid addition of one or more new customers is limited because of these qualification requirements. Consequently, the risk that our business, operating results and financial condition would be adversely affected by the loss of, or any reduction in orders by, any of our significant customers is increased. Moreover, if we lose our existing status as a qualified supplier to any of our customers, such customer could cancel its orders from us or otherwise terminate its relationship with us, which could have a material adverse effect on our results of operations and financial condition.

We are exposed to risks associated with volatility in the global economy.

We rely to a significant extent on OEM customers, whose business, in turn, depends largely on consumer spending and capital expenditures by businesses. Uncertainty regarding the global economy may pose challenges to our business. Economic uncertainty may exacerbate negative trends in business and consumer spending and may cause certain of our customers to push out, cancel, or refrain from placing orders for products or services, which may reduce sales and materially affect our results of operations and financial condition. Difficulties in obtaining capital, uncertain market conditions, or reduced profitability may also cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, leading to customers’ reduced research and development funding and/or capital expenditures and, in turn, lower orders from our customers and/or additional slow moving or obsolete inventory or bad debt expense for us. These conditions may also similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for our products or require us to either procure products from high-cost suppliers, or if no additional suppliers exist, to reconfigure the design and manufacture of our products, and we may be unable to fulfill customer orders. For example, on October 6, 2014, one of our customers, GT Advanced Technologies (GTAT), filed for bankruptcy under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Hampshire, which impaired the collectability of our outstanding accounts receivable as well as the value of our on-hand inventory related to GTAT and also resulted in a charge for non-cancelable vendor commitments.

Our inability to successfully manage the implementation of a company-wide enterprise resource planning (“ERP”) system could adversely affect our operating results.

We are in the process of implementing a new Company-wide ERP system. This process has been and continues to be complex and time-consuming and we expect to incur additional expenses. This ERP system will replace many of our existing operating and financial systems, which is a major undertaking from a financial management and personnel perspective. Should the new ERP system not be implemented successfully throughout all our business units and within budget and on time, or if the system does not perform in a satisfactory manner, it could be disruptive and adversely affect our operations, including our potential ability to report accurate, timely and consistent financial results; our ability to purchase raw material from and pay our suppliers; and deliver products to customers on a timely basis and to collect our receivables from them. Furthermore, this new ERP system is intended to be implemented in all locations over the course of fiscal year 2018.

In addition, we have put teams together who are leading the implementation of the ERP system at all of our locations. To the extent that this team or key individuals are not retained through the implementation period, the success of our implementation could be compromised and the expected benefits would not be realized. If the new ERP system is not successfully implemented, it could negatively affect our future sales, profitability and financial condition.

Significant developments stemming from the recent change in the U.S. administration could have a material adverse effect on us.

On January 20, 2017, Mr. Donald J. Trump was inaugurated as the president of the United States. While it is uncertain at this time how the Trump administration and the results of other elections could affect changes in social, political, regulatory and economic conditions or laws and policies, according to publicly released statements, one top legislative priority of the Trump administration and the new Congress may be reform of the Internal Revenue Code of 1986, as amended, including significant changes to taxation of business entities and the deductibility of interest expense. In addition, President Trump has expressed apprehension towards existing trade agreements, such as the North American Free Trade Agreement (NAFTA), signed an executive order announcing his plan to withdraw the United States from the Trans-Pacific Partnership (TPP) in favor of bilateral trade negotiations with the member countries, and has raised the possibility of imposing significant increases on tariffs on goods imported into the United States, including from China, where we and our customers have significant operations.  Changes in U.S. social, political, regulatory and economic conditions or laws and policies governing U.S. tax laws, foreign trade, manufacturing, and development and investment in the countries where we or our customers operate could adversely affect our operating results and our business.

We have significant existing indebtedness; the restrictive covenants under our credit agreement or other limitations on financing may limit our ability to expand or pursue our business strategy or make capital expenditures; if we are forced to pay some or all of our indebtedness prior to its maturity, our financial position could be severely and adversely affected.

On February 2, 2015, we entered into a new credit agreement by and among us, certain of our subsidiaries, East West Bank and City National Bank. This agreement was subsequently amended in December 2015 with such amendments effective as of December 25, 2015 (as amended, the “Credit Agreement”). This Credit Agreement provides for a term loan in an aggregate principal amount of $40.0 million and a revolving credit facility in an aggregate principal amount of $40.0 million, a letter of credit facility in the aggregate availability amount of $20.0 million and a swingline sub-facility in the aggregate availability amount of $5.0 million. On February 2, 2015, we borrowed an aggregate of $46.5 million under this Credit Agreement to repay the remaining outstanding balance from our prior loan with Silicon Valley Bank. On February 5, 2015, we borrowed an additional $29.7 million under this Credit Agreement to finance the acquisition of Marchi. The Company has a balance of $36.2 million on its revolving loan with $3.8 million available to borrow as of December 30, 2016. The Company’s term loan balance is $26.2 million as of December 30, 2016, with required payments of $2.9 million per quarter through February 2, 2019. In addition, Miconex has a debt balance of $5.7 million as of December 30, 2016. The Company’s total debt as of December 30, 2016, gross of capitalized loan costs of $0.3 million, was $68.1 million.

Our indebtedness could have adverse consequences including:

•	risk associated with any inability to satisfy our obligations;
•

a portion of our cash flows that may have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes; and

•	impairing our ability to obtain additional financing in the future.

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory, and other factors. Furthermore, our operations may not generate sufficient cash flows to enable us to meet our expenses and service our debt. If we are unable to meet our debt obligations as they come due, we could be forced to restructure or refinance such obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms, or at all. If we determine it is necessary to seek additional funding for any reason, we may not be able to obtain such funding or, if funding is available, obtain it on acceptable terms.

Our Credit Agreement also contains certain covenants that restrict our ability to take certain actions, including our ability to:

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

The restrictive covenants in our Credit Agreement may therefore limit our strategic and financing options and limit our ability to return capital to our stockholders through dividends or stock buybacks.

Our Credit Agreement also requires us to maintain certain financial and other covenants, including compliance with a maximum consolidated leverage ratio, a minimum fixed charge ratio and a minimum cash balance. We cannot assure you that we will be able to maintain compliance with such financial or other covenants. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would materially adversely affect our financial health if we are unable to access sufficient funds to repay all of the outstanding amounts.

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

We made capital expenditures of approximately $7.8 million and $10.0 million for fiscal year 2016 and 2015, respectively related to our manufacturing facilities in the United States, China and Singapore. In February 2015, we paid approximately $29.9 million and issued 1,437,500 shares of our common stock in connection with our acquisition of Marchi. The cash portion of the merger consideration was financed through the new credit facility described above; of which an aggregate of $62.4 million was outstanding as of December 30, 2016. In July 2015, we acquired Miconex for total consideration of $20.7 million which includes $15.6 million paid in cash, 500,000 shares of Company’s common stock, and up to $4.0 million of potential cash “earn-out” payments over two-year period. In 2016, Miconex achieved the specified performance targets for the first year and was paid the maximum of $2.0 million of the $4.0 million potential cash earn-out. The amount of our future capital requirements or strategic acquisitions will depend on many factors, including:

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

We had $52.5 million in cash and cash equivalents as of December 30, 2016 of which $38.1 million was held by our foreign subsidiaries. If the cash and cash equivalents held by our foreign subsidiaries is needed for our operations or to fund capital expenditures or other strategic acquisitions in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. In addition, such funds may not be readily available to meet our domestic cash requirements.

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

The manufacturing of our products is a highly complex process that involves the integration of multiple components and requires effective management of our supply chain while meeting our customers’ design-to-delivery cycle time requirements. Through the course of the manufacturing process, our customers may modify design and system configurations in response to changes in their own customers’ requirements. In order to rapidly respond to these modifications and deliver our products to our customers in a timely manner, we must effectively manage our manufacturing and procurement process. If we fail to manage this process effectively, we risk losing customers and damaging our reputation. We may also be subject to liability under our agreements with our customers if we or our suppliers fail to effectively or timely re-configure manufacturing processes or components in response to these modifications or if shipments of our products are delayed, which may lead to product defect or other claims by our customers or cancelled orders. In addition, if we acquire inventory in excess of demand or that does not meet customer specifications, we could incur excess or obsolete inventory charges. These risks are even greater during periods of macroeconomic uncertainty or down cycles in our industry, and as we continue to expand our business beyond gas delivery systems into new subsystems with which we have less experience. During periods of economic uncertainty or down cycles in our industry, certain of our suppliers may be forced to reduce or go out of business, which could require us to either procure products from higher-cost suppliers or, if no additional suppliers exist, reconfigure the design and manufacture of our products. This could limit our growth and have a material adverse effect on our business, financial condition and operating results.

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

We generated approximately 48.0% and 34.5% of our sales in international markets for fiscal 2016 and 2015, respectively. Depending on market conditions, we intend to expand our operations in Asia and Europe, principally in China and Singapore and the Czech Republic. In addition, through our acquisition of AIT, we acquired a manufacturing facility in Cebu, Philippines. The carrying amount of our fixed assets in Asia and Europe were $6.5 million and $1.6 million, respectively as of December 30, 2016.

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

Negative or uncertain global conditions could prevent us from accurately forecasting demand for our products which could adversely affect our results of operations. In addition, due to generally lower labor and materials costs in the Asian markets in which we currently operate, a shift in the mix of orders from our customers away from such Asian markets could adversely affect our operating margins.

Our operations in Asia and Europe are also subject us to U.S. laws governing the export of equipment. These laws are complex and require us to obtain clearances for the export to Asia and Europe of certain equipment. We may fail to comply with these laws and regulations, which could require us to cease the export of certain equipment and expose us to fines or penalties.

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

Our business may be adversely affected by information technology, disruptions, including impairing our ability to effectively deliver our products, which could cause us to lose customers and harm our results of operations.

The manufacture and delivery of our products depends on the continuing operation of our technology infrastructure and systems, particularly our data center located in California. Any damage to or failure of our systems could result in interruptions in our ability to manufacture or deliver products on agreed upon lead times, or at all, on a local or worldwide basis. Interruptions could reduce our sales and profits, and our reputation could be damaged if people believe our systems are unreliable. Our systems and operations are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, hardware or software failures, telecommunications failures, cybersecurity attacks, and similar events. The critical components of the system are not redundant and we currently do not have a backup data center. Accordingly, the risk associated with such events beyond our control is heightened.

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

Acquisitions could result in operating and integration difficulties, dilution, margin deterioration, diversion of management’s attention, and other consequences that may adversely impact our business and results of operations.

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

Our acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, impairment charges and restructuring charges, any of which could harm our financial condition. Also, the anticipated benefits or value of our acquisitions or investments may not materialize. Even if an acquisition or other investment is not completed, we may divert significant management time and effort and financial cost in evaluating such acquisition or investment, which could have an adverse effect on our results of operations. Furthermore, due to limited liquidity in the credit market and our existing leverage, the financing of any such acquisition may be difficult to obtain, and the terms of such financing may not be favorable.

If we were required to write down all or part of our goodwill, our net income and net worth could be materially adversely affected.

We had $85.2 million of goodwill recorded on our consolidated balance sheet as of December 30, 2016. Goodwill represents the excess of cost over the fair market value of net tangible and finite lived, identifiable intangible assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. During the fourth quarter of each year, we perform an annual review of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our financial results and net worth could be materially adversely affected.

Our business is largely dependent on the know-how of our employees, and we generally do not have an intellectual property position that is protected by patents.

Our business is largely dependent upon our design, engineering, manufacturing and testing know-how. We rely on a combination of trade secrets and contractual confidentiality provisions and, to a much lesser extent, patents, copyrights and trademarks to protect our proprietary rights. Confidentiality agreements with our employees and others may not adequately prevent disclosure of trade secrets and other proprietary information. Accordingly, our intellectual property position is more vulnerable than it would be if it were protected primarily by patents. If we fail to protect our proprietary rights successfully, our competitive position could suffer, which could harm our operating results. We may be required to spend significant resources to monitor and protect our proprietary rights, and, in the event infringement or breach of our proprietary rights occurs, our competitive position in the market may be harmed. In addition, competitors may design around our technology or develop competing technologies and know-how. Further, since our customers generally own the designs and other intellectual property to the products we manufacture, we cannot prevent them from licensing such designs and other intellectual property to our competitors for the manufacture of such products.

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

Defects in our products could damage our reputation, decrease market acceptance of our products, cause the unintended release of hazardous materials, result in potentially costly litigation, indemnification liability or unexpected warranty claims.

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

Our business is particularly dependent on expertise which only a limited number of engineers possess. The loss of any of our key employees and officers, including our Chief Executive Officer, our Chief Financial Officer, any of our Senior Vice Presidents or any of our senior managers, or the failure to attract, promote and retain qualified employees, could adversely affect our business, operating results and financial condition.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us and our independent registered public accounting firm to evaluate and report on our internal control over financial reporting. The process of designing, implementing, maintaining and updating our internal controls and complying with Section 404 is expensive and time consuming, and requires significant attention from management and company resources. In addition, following the expiration of applicable grace periods, we are required to evaluate and report on the internal controls of the companies we acquire, and the attestation report we are required to obtain from our independent registered public accounting firm must include the internal control over financial reporting of the companies we acquire. Integrating acquired companies’ internal control frameworks into the Company and upgrading acquired companies’ controls to comply with the Sarbanes-Oxley Act has required and will require substantial resources, and we cannot assure you that we will be able to successfully or effectively maintain adequate controls over our financial processes at our acquired companies, or for our consolidated business. In addition, even though we have concluded, and our independent registered public accounting firm has concurred, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 30, 2016, because of its inherent limitations may not be effective as of future periods. Failure to maintain existing or implement new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

Fluctuations in currency exchange rates may adversely affect our financial condition and results of operations.

Our international sales are denominated primarily, though not entirely, in U.S. dollars. Many of the costs and expenses associated with our Chinese subsidiaries, Singaporean and Czech subsidiaries are paid in Chinese Renminbi, Singapore dollars, and Euro respectively and we expect our exposure to Chinese Renminbi, Singapore dollars and Euro to increase as we increase production in those facilities. In addition, purchases of some of our components are denominated in Japanese Yen and Euro. Changes in exchange rates among other currencies in which our revenue or costs are denominated and the U.S. dollar may affect our revenue, cost of sales and operating margins.

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

The size of our public market capitalization is relatively small, and the average volume of our shares that are traded is relatively low. The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

•	quarterly variations in our operating results;
•	our ability to successfully introduce new products and manage new product transitions;
•	changes in revenue or earnings estimates or publication of research reports by analysts;
•	speculation in the press or investment community;

•	strategic actions by us, our customers or our competitors, such as acquisitions or restructurings;
•	announcements relating to any of our key customers, significant suppliers or the semiconductor manufacturing and capital equipment industry generally;
•	general market conditions;
•	the effects of war and terrorist attacks; and
•	domestic and international economic or political factors unrelated to our performance.

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

We do not intend to declare and pay dividends on our capital stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Additionally, the terms of our credit agreement also restrict our ability to pay dividends. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters is located in a 108,000 square foot facility in Hayward, California. This is our principal administrative, sales and support, engineering and technology development and manufacturing facility. This lease expires in 2022. We also have manufacturing and engineering facilities in South San Francisco and Fremont, California, and Austin, Texas. In South San Francisco we lease an aggregate of approximately 124,000 square feet under several leases which expire in 2018. In Fremont, we lease approximately 9,000 square feet under a lease that expires in 2018. As a result of the acquisition of Marchi, also located in Hayward, California, we lease approximately 22,000 square feet under a lease that expires in 2020. We also have manufacturing facilities in Chandler, Arizona; Shanghai, China; Singapore; Cebu, Philippines and Liberec, Czech Republic. In Arizona, we lease approximately 120,000 square feet under leases that expire in 2017 and 2022. In Austin, we lease an aggregate of approximately 56,000 square feet under leases that expire in 2021. Approximately 14,000 square feet in Austin is a clean room manufacturing facility. In Shanghai, we lease approximately 136,000 square feet of commercial space under two leases that expire in 2017 and 2019. Approximately 37,000 square feet of this space is a clean room facility. In Singapore, we lease approximately 88,000 square feet under two separate leases that expire in 2017 and 2023 with extension provisions. In the Philippines, we lease approximately 16,000 square feet under three separate leases that expire in 2017 and 2019. With the acquisition of Miconex in the Czech Republic, we have approximately 74,000 square feet of manufacturing facilities under two separate leases that expire in 2023.

The table below lists our properties as of March 15, 2017:

Location	Principal Use	Square Footage	Ownership
Hayward, California	Headquarters, manufacturing, sales, engineering, technology development	131,000	Leased
South San Francisco, California	Manufacturing, engineering	124,000	Leased	(1)
Fremont, California	Manufacturing, engineering	9,000	Leased
Austin, Texas	Manufacturing, engineering	56,000	Leased
Chandler, Arizona	Manufacturing	120,000	Leased
Cebu, Philippines	Manufacturing	16,000	Leased
Singapore	Manufacturing, customer support	88,000	Leased
Shanghai, China	Manufacturing	136,000	Leased
Czech Republic	Manufacturing, customer support	74,000	Leased

(1)	We lease this facility from one of our directors. We incurred rent expense resulting from the lease of this facility of $0.3 million for each of fiscal years 2016 and 2015.
Item 3.	Legal Proceedings

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

Our common stock has been traded on the NASDAQ Global Market under the symbol “UCTT” since March 25, 2004. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported by the NASDAQ Global Market:

	High	Low
Fiscal year 2015
First quarter	$10.29	$7.17
Second quarter	$7.51	$5.26
Third quarter	$8.16	$5.29
Fourth quarter	$5.91	$4.60
Fiscal year 2016
First quarter	$5.72	$4.50
Second quarter	$6.07	$4.95
Third quarter	$7.50	$5.40
Fourth quarter	$10.65	$6.79

To date, we have not declared or paid cash dividends to our stockholders and we do not intend to do so for the foreseeable future in order to retain earnings for use in our business. Our credit facility also limits our ability to pay dividends. As of February 24, 2017, we had five stockholders of record.

Recent Sales of Unregistered Sales of Equity Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Consolidated Financial Data

You should read the following tables in conjunction with other information contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and related notes and other financial information contained elsewhere in this Annual Report on Form 10-K.

Statements of Operations Data (in thousands, except per share amounts):

	Years Ended
	12/30/2016	12/25/2015**	12/26/2014	12/27/2013	12/28/2012*
Consolidated Statements of Operations Data:
Sales	$562,759	$469,103	$513,957	$444,022	$403,430
Cost of goods sold	475,976	398,073	440,824	376,693	347,642
Gross profit	86,783	71,030	73,133	67,329	55,788
Operating expenses, excluding acquisition costs	64,392	64,605	54,949	51,421	45,012
Acquisition costs	—	584	—	—	2,431
Income from operations	22,391	5,841	18,184	15,908	8,345
Interest expense and other, net	(3,444)	(2,234)	(1,854)	(3,309)	(1,648)
Income before income taxes	18,947	3,607	16,330	12,599	6,697
Income tax provision	8,896	14,339	4,973	2,175	1,544
Net income (loss)	$10,051	$(10,732)	$11,357	$10,424	$5,153
Net income (loss) per share:
Basic	$0.31	$(0.34)	$0.39	$0.37	$0.20
Diluted	$0.30	$(0.34)	$0.38	$0.36	$0.20
Shares used in computation:
Basic	32,632	31,564	29,301	28,346	25,698
Diluted	33,150	31,564	29,936	29,037	26,261

Consolidated Balance Sheet Data (in thousands):

	12/30/2016	12/25/2015**	12/26/2014	12/27/2013	12/28/2012*
Cash & cash equivalents	$52,465	$50,103	$78,997	$60,415	$54,311
Working capital	136,389	125,428	142,279	100,415	85,883
Total assets	380,697	336,153	296,142	292,543	265,929
Bank borrowings and long-term debt	67,750	75,539	48,155	55,126	75,640
Short-and long-term rent obligations	3,291	3,769	2,948	3,302	2,818
Total stockholders’ equity	216,131	200,943	188,552	171,929	156,780

*	Includes the results of operations of AIT for the period July 3, 2012 through December 28, 2012.
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

Overview

We are a global leader in the design, engineering, and manufacture of production tools, modules and subsystems for the semiconductor capital equipment industry and industry segments with similar requirements including flat panel display, consumer and medical. We focus on providing specialized engineering and manufacturing solutions for these applications. We enable our customers to realize lower manufacturing costs and reduced design-to-delivery cycle times while maintaining high quality standards.

With our acquisition of Marchi on February 5, 2015, we expanded our capabilities to include the design and manufacture of application-specific thermal solutions to solve semiconductor equipment customers’ temperature management challenges. The acquisition of Marchi further expanded our footprint with our pre-existing customers and brings us closer to the customers in the design stage of new products and next generation equipment. With our acquisition of Miconex on July 31, 2015, we further expanded our capabilities to include manufacturing services in advanced precision milling and welding of plastics for the semiconductor industry.

In November 2016, we approved a plan to dispose of a portion of our 3D printing business in order to focus on producing product tools for the semiconductor capital equipment industry. We are actively seeking a buyer for a portion of our 3D printing business and we expect to complete the sale in 2017.

Our sales were $562.8 million for fiscal year 2016, $469.1 million for fiscal year 2015, and $514.0 million for fiscal year 2014. Our three largest customers were Applied Materials, Inc., Lam Research Corporation and ASM International, Inc., each of which accounted for more than 10% of our total sales in fiscal year 2016, 2015 and 2014, with the exception of our sales to ASM International, Inc. in 2016 and 2015. As a group, these customers accounted for 86.4%, 84.3% and 75.7% of our sales for fiscal years 2016, 2015 and 2014, respectively.

Results of Operations

The following table sets forth income statement data for the periods indicated as a percentage of revenue:

	Year Ended
	December 30,	December 25,	December 26,
	2016	2015	2014
Sales	100.0%	100.0%	100.0%
Cost of goods sold	84.6	84.9	85.8
Gross profit	15.4	15.1	14.2
Operating expenses:
Research and development	1.8	2.0	1.4
Sales and marketing	2.1	2.5	2.0
General and administrative	7.6	9.3	7.3
Total operating expenses	11.5	13.8	10.7
Income from operations	3.9	1.3	3.5
Interest and other income (expense), net	(0.6)	(0.5)	(0.3)
Income before provision for income taxes	3.3	0.8	3.2
Income tax provision	1.6	3.1	1.0
Net income (loss)	1.7%	(2.3)%	2.2%

Fiscal Year 2016 Compared With Fiscal Year 2015

Sales

Sales for fiscal year 2016 increased $93.7 million, or 20.0% to $562.8 million from $469.1 million for fiscal year 2015. The increase in sales for the fiscal year ended 2016 when compared to the same period of 2015 reflects an increase in semiconductor sales of $75.1 million and an increase in non-semiconductor sales of $18.6 million. The increase in overall sales for fiscal year 2016 compared to the same period in fiscal year 2015 was due primarily to an increase in the volume of products shipped, which was attributable to an increase in customer demand from 2015 levels. On a geographic basis, sales in the U.S. decreased by $15.1 million to $292.3 million, or 52.0% of sales, for the year ended December 30, 2016 as compared to $307.4 million, or 65.5% of sales for the same period of 2015. Foreign sales increased by $108.7 million to $270.4 million, or 48.0% of sales, for the year ended December 30, 2016 as compared to $161.7 million, or 34.5% of sales, for the same period of 2015. The increase in foreign sales is due primarily to the full year of operations of Miconex in fiscal 2016 and the continuing migration of certain business with a U.S. customer from our U.S. operations to our Singapore location.

Gross Profit

Gross profit for fiscal year 2016 increased to $86.8 million or 15.4% of sales, from $71.0 million, or 15.1% of sales, for fiscal year 2015. Our gross margin percentage and absolute dollars of gross profit increased in fiscal year 2016 from the comparable period in 2015 due to higher sales volume, a sales mix which included higher margin products and certain improvements in operational efficiencies at our manufacturing locations in the U.S., which typically deliver lower margins due to higher labor and overhead costs.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for fiscal year 2016 was $9.9 million or 1.8% of sales, compared to $9.6 million, or 2.0% of sales, for fiscal year 2015. The increase in research and development expense in absolute dollars was due primarily to the full year inclusion of Miconex and Marchi’s research and development activities in 2016.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense increased approximately $0.1 million, or 0.6%, to $11.6 million, or 2.1% of sales, compared to $11.5 million, or 2.5% of sales, in the comparable period of 2015.

General and Administrative Expense

General and administrative expense consists primarily of salaries and overhead associated with our administrative staff and professional fees. General and administrative expense decreased $1.2 million, or 2.7%, to $42.9 million, or 7.6% of sales, for fiscal year 2016 compared to $44.1 million, or 9.3% of sales, for fiscal year 2015. The decrease in absolute dollars was primarily due to a $2.4 million payment to our former CEO in the first quarter of 2015 upon his retirement and a $0.5 million write off of the tradename intangible we acquired from AIT in the fourth quarter of 2015, offset by an increase of $0.8 million due to the full year inclusion of Marchi and Miconex in 2016 and by an $0.8 million payment made to our former CFO upon his retirement on July 29, 2016.

Interest and Other Income (Expense), net

Interest and other income (expense) for fiscal year 2016 was $(3.4) million compared to $(2.2) million for fiscal year 2015. The increase in net expense was primarily due to an increase in the change in fair value of the Miconex contingent earn-out liability of $1.9 million, offset by a decrease in interest expense of $0.4 million resulting from the overall decrease in outstanding debt in fiscal year 2016 and of $0.3 million grants received from the Singapore Economic Development Board.

Income Tax Provision

Income tax expense was $8.9 million for fiscal year 2016 compared to $14.3 million for fiscal year 2015. Our effective tax rate for fiscal year 2016 was 46.9% compared to 397.5% for fiscal year 2015. The change in respective rates reflects, primarily, a charge in the fourth quarter of fiscal 2015 related to recording a full valuation allowance on our U.S. federal and state net deferred tax assets. Our effective tax rate was higher than the statutory rates for fiscal year 2016 primarily due to the geographic distribution of our worldwide earnings in foreign jurisdictions with lower tax rates as well as the impact of losses in jurisdictions with full federal and state valuation allowances.

For the year ended December 30, 2016, the Company concluded that a full valuation allowance against its U.S. federal and state deferred tax assets continues to be necessary.  The total U.S. federal and state valuation allowance as of December 30, 2016 was $23.6 million.

For the year ended December 30, 2016, the Company concluded that a full valuation allowance against one of its Singapore subsidiaries’ deferred tax assets continues to be necessary.  The total valuation allowance of the Singapore loss entity as of December 30, 2016 was $0.2 million.

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

For the year ended December 30, 2016, we determined that a portion of the current year earnings of one of our China subsidiaries will be remitted in the future to one of our foreign subsidiaries outside of mainland China and, accordingly, we provided for the related foreign withholding taxes in our consolidated financial statements. For the year ended December 30, 2016, we also determined that a portion of the current year earnings of one of our Singapore subsidiaries will be remitted in the future to the US. If we change our intent to reinvest our undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previously anticipated remaining unremitted foreign earnings, we could be required to accrue or pay U.S. taxes on some or all of these undistributed earnings.

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

Research and Development Expense

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

Interest and Other Income (Expense), net

Interest and other income (expense), net for fiscal year 2015 was $(2.2) million compared to $(1.9) million for fiscal year 2014. The increase in net expense was primarily due to the increase in outstanding debt in fiscal year 2015 as a result of the acquisition of Marchi in the first quarter of fiscal 2015.

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

During the quarter ended December 25, 2015, we determined that it was no longer more likely than not that we have the ability to project sufficient domestic taxable income necessary over the foreseeable future to realize our U.S. federal and state deferred tax assets. Therefore, during the quarter ended December 25, 2015, the Company concluded that a valuation allowance was required on its U.S. federal and remaining state deferred tax assets. The resulting charge to income tax expense was $15.6 million. The Company had a valuation allowance on its California and Oregon state net deferred tax assets in the amount of $2.8 million as of December 25, 2015. The total U.S. federal and state valuation allowance as of December 25, 2015 was $18.4 million.

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

Revenue Recognition

Our revenue for fiscal years 2016, 2015 and 2014 was highly concentrated in a small number of OEM customers in the semiconductor capital equipment, consumer, medical, energy, industrial, flat panel and research industries. Our standard arrangement for our customers includes a signed purchase order or contract, no right of return of delivered products and no customer acceptance provisions. Revenue from sales of products is recognized when:

•	we enter into a legally binding arrangement with a customer;
•	title transfers to the customer, which generally occurs upon shipment;
•	customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and
•	collection is reasonably assured.

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

Obsolete inventory or inventory in excess of our estimated usage is written down to its estimated market value less costs to sell, if less than its cost. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specific identified inventory in excess of established usage. Inherent in our estimates of demand and market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If actual demand and market conditions are less favorable than our projections, additional inventory write-downs may be required. If the inventory value is written down to its net realizable value, and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold either as a component of a subsystem or as separate inventory. For fiscal years 2016, 2015 and 2014, we wrote down $2.3 million, $2.4 million, and $4.6 million, respectively, including $2.6 million of inventory written off as part of the GTAT bankruptcy in the third quarter of 2014.

Accounting for Income Taxes

The determination of our tax provision is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region and is subject to judgments and estimates. Management carefully monitors the changes in many factors and adjusts the effective tax rate as required. The carrying value of our net deferred tax assets, which consist primarily of future tax deductions, assumes we will be able to generate sufficient future income to fully realize these deductions. In determining whether the realization of these deferred tax assets may be impaired, we make judgments with respect to whether we are likely to generate sufficient future taxable income to realize these assets. In order to reverse a valuation allowance, accounting principles generally accepted in the United States of America suggest that we review our recent cumulative income/loss as well as determine our ability to generate sufficient future taxable income to realize our net deferred tax assets. As of December 30, 2016, we maintained full valuation allowances on our U.S. federal and state deferred tax assets in the amount of $23.6 million as we believe it is more likely than not that these deferred tax assets will not be realized. During the quarter ended December 25, 2015, we finalized the restructuring of certain of our operations in China. This restructuring resulted in our ability to use certain net operating loss carryforwards, and, accordingly, we concluded that a previously accrued valuation allowance was no longer required, resulting in an income tax benefit of $2.1 million.

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

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. Our 2013 through 2015 federal income tax returns are open to audit through the statute of limitations by the Internal Revenue Service. The Company’s 2012 through 2015 state income tax returns are open to audit by the California Franchise Tax Board. The Company is also subject to examination in various other jurisdictions for various periods.

Business Combinations

In accordance with accounting for business combinations, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. We may engage third-party valuation firms to assist management in reviewing management’s determination of the fair values of acquired intangible assets such as trade name and customer relationships. Such valuations require management to make significant estimates and assumptions. Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

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

Assets held for sale

Non-current assets, or disposal groups comprising assets and liabilities, that are expected to be recovered primarily through sale or distribution rather than through continuing use, are classified as held for sale. Immediately before classification as held for sale or distribution, the assets, or components of a disposal group, are measured at the lower of the carrying amount or fair value less costs to sell. Impairment losses on initial classification as held for sale and subsequent gains and losses on remeasurement are recognized in the statement of operations. Gains are not recognized in excess of any cumulative impairment loss. Once classified as held for sale, intangible assets and property, plant and equipment are no longer amortized or depreciated. The Company recognized a $0.7 million loss upon reclassification of held for sale assets of our 3D printing business in Singapore (UAMC) as of December 30, 2016. The loss was recorded in cost of goods in the statements of operations. Total assets of UAMC at the end of the reporting period were $1.6 million.

Equity Incentives to Employees

We issue restricted stock units to our employees and outside directors and provide our employees the right to purchase common stock under our employee stock purchase plan. Under current accounting guidance, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service (vesting) period. See Note 9 to the Notes to Consolidated Financial Statements for a detailed description.

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

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year (1)
2016
Sales	$112,229	$129,831	$146,154	$174,545	$562,759
Gross profit	$14,570	$19,021	$23,491	$29,701	$86,783
Net income (loss)	$(3,239)	$723	$2,614	$9,953	$10,051
Earnings (loss) per share — basic	$(0.10)	$0.02	$0.08	$0.30	$0.31
Earnings (loss) per share — diluted	$(0.10)	$0.02	$0.08	$0.30	$0.30
2015
Sales	$125,318	$117,549	$122,816	$103,420	$469,103
Gross profit	$19,919	$18,822	$18,948	$13,341	$71,030
Net income (loss)	$1,173	$2,207	$1,676	$(15,788)	$(10,732)
Earnings (loss) per share — basic	$0.04	$0.07	$0.05	$(0.49)	$(0.34)
Earnings (loss) per share — diluted	$0.04	$0.07	$0.05	$(0.49)	$(0.34)

(1)

Earnings per share is calculated independently each quarter and for the full year based upon their respective weighted average shares outstanding. Therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share reported.

Liquidity and Capital Resources

We have the required capital principally to fund our working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of December 30, 2016, we had cash and cash equivalents of $52.5 million compared to $50.1 million as of December 25, 2015. The increase in our cash position during 2016 was primarily due to cash generated from operations, our principal source of liquidity as of December 30, 2016.

For the twelve months ended December 30, 2016, we generated cash from operating activities of $17.6 million, an increase of $16.7 million when compared to $0.9 million for fiscal 2015. Operating cash flows generated in the twelve months ended December 30, 2016 were from non-cash activities, including depreciation of equipment and leasehold improvements, amortization of intangible assets and debt issuance costs, excess tax benefit from stock-based compensation, stock-based compensation, loss from disposal of assets and change in the fair value of the contingent earn-out aggregating to $19.9 million. Operating cash flows were also generated by decreases in prepaid expenses and other and deferred tax assets, net and increases in accounts payable and accrued compensation of $1.7 million, $3.5 million, $31.7 million and $1.4 million, respectively. These were offset by increases in accounts receivable, inventory and other non-current assets of $15.8 million, $31.5 million and $0.1 million, respectively, and by the net decrease in income tax payable and other liabilities of $0.1 million and $3.4 million, respectively.

Cash generated from operating activities for fiscal year 2015 reflected a decrease of $29.4 million when compared to $30.4 million for fiscal 2014. Operating cash flows generated in the twelve months ended December 25, 2015, were from non-cash activities, including depreciation of equipment and leasehold improvements, amortization of intangible assets, debt issuance costs, excess tax benefit from stock-based compensation and stock-based compensation aggregating to $15.5 million. Operating cash flows were also generated by decreases in accounts receivable, deferred tax assets net of deferred tax liabilities, and increases in accrued compensation and other liabilities of $5.8 million, $10.4 million, $0.8 million and $1.6 million, respectively. These were offset by changes in the fair value of a contingent earn-out of $0.4 million, increases in inventory, prepaid expenses and other non-current assets of $8.3 million and $1.0 million, respectively, and by decreases in accounts payable and income tax payable of $12.6 million and $0.1 million, respectively.

The net cash used in investing activities in fiscal year 2016 was $7.3 million and consisted mainly of purchases of equipment. Net cash used in investing activities for the twelve months ended December 25, 2015, was $55.2 million, consisting mainly of cash paid in connection with the acquisitions of Marchi and Miconex of $29.7 million and $15.6 million, respectively, and capital expenditures of $10.2 million, primarily attributable to the expansion of our facilities in the U.S. and in Singapore, offset by Miconex cash acquired of $0.2 million.

Net cash used in financing activities for the twelve months ended December 30, 2016, was $7.9 million, a decrease of $33.3 million when compared to net cash provided by financing activities of $25.4 million for the comparable period of 2015. The decrease was primarily due to proceeds from the new credit facility in 2015 offset by principal payments on bank borrowings related to the old facility. For the twelve months ended December 25, 2015, our net cash provided by financing activities was due primarily to cash proceeds from bank borrowings of $76.2 million from our new credit facility, from Miconex bank borrowings of $3.0 million and net proceeds of $2.4 million from the issuance of common stock related to our employee stock plans. These increases were offset by principal debt payments of $55.2 million related to the payoff of our old credit facility, payment of $0.6 million of debt issuance costs related to the new credit facility, $0.1 million of excess tax benefit from stock-based compensation and $0.3 million of employees’ taxes paid upon vesting of restricted stock units.

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

Beginning in 2013, we determined that a portion of the current year and future year earnings of one of our China subsidiaries may be remitted in the future to one of our foreign subsidiaries outside of mainland China and, accordingly, we provided for the related withholding taxes in our consolidated financial statements and no provisions for U.S. income taxes have been provided thereon. During the fiscal year ended December 30, 2016, we remitted a portion of the current year earnings of one of our Singapore subsidiaries to the U.S. If we change our intent to reinvest our undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previously anticipated remaining unremitted foreign earnings, we could be required to accrue or pay U.S. taxes on some or all of these undistributed earnings. As of December 30, 2016, we had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $90.6 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed. We anticipate that we have adequate liquidity and capital resources and would not need to repatriate additional earnings to the U.S. As of December 30, 2016, we have cash of approximately $38.1 million in our foreign subsidiaries.

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

As of December 30, 2016, the Term Loan consists of nine remaining quarterly installments of $2.9 million with the balance of the outstanding principal amount due at maturity, which is February 2, 2019. The Revolving Credit Facility is available through February 2, 2019. The Credit Agreement includes customary representations, warranties, covenants and events of default. We and certain of our subsidiaries agreed to secure all of our and their respective obligations under the Credit Agreement by granting a first priority lien in substantially all of our and their respective personal property assets (subject to certain exceptions and limitations).

At our option, borrowings under the Term Loan and New Revolving Credit Facility (subject to certain limitations) bear interest at either a base rate or at the London Interbank Offered Rate (“LIBOR”) (with the LIBOR being adjusted for certain Eurocurrency reserve requirements, if any, as described in the Credit Agreement), plus, in each case, an applicable margin based on our consolidated leverage ratio. All loans described above made on February 2, 2015 were initially base rate loans, carrying interest of 3.25%. The effective interest rate will be higher due to the incurrence of certain loan-related costs of $0.6 million that have been treated as a discount on the debt and amortized over the life of the loan.

As of December 30, 2016, the interest rates on the outstanding Term Loan and Revolving Credit facility were 3.38% (2.75% applicable margin and 0.63% LIBOR) and 3.75% fixed, respectively. In order to manage interest rate risk on the variable component of the Term Loan we entered into an interest rate swap with the Lenders in September 2015 with a total notional amount of $20.0 million (which amount decreases based on prorated quarterly principal payment over the remaining period of the Term Loan) pursuant to which we pay the counterparty a fixed rate of 0.99% and receive interest at a variable rate equal to the LIBOR rate we are required to pay under our Term Loan, or 0.63%, as of December 30, 2016. This interest rate swap effectively locked in a fixed interest rate of 3.49% on $14.0 million of the $26.2 million term loan balance outstanding as of December 30, 2016.

The Credit Agreement requires us to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00 starting with the first quarter of fiscal 2015 and a consolidated leverage ratio (as defined in the Credit Agreement) no greater than 3.5 to 1.00 starting with the first quarter of fiscal 2015. The Credit Agreement also includes other customary affirmative and negative covenants. In December 2015, the Credit Agreement was amended to include a provision requiring the Company to maintain a minimum cash balance of $35.0 million every quarter end. We were in compliance with all covenants for the quarter ended December 30, 2016.

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

As of December 30, 2016, we have outstanding amounts under the Term Loan and Revolving Credit Facility of $26.2 million and $36.2 million, respectively, which are gross of unamortized debt issuance costs of $0.3 million.

In conjunction with our acquisition of Miconex in July 2015, we have a credit agreement with a local bank in the Czech Republic that provides for a term loan in the aggregate of 0.8 million euros and a revolving credit facility in the aggregate of up to 8.3 million euros. The credit agreement requires Miconex to maintain certain financial covenants, including a debt-to-earnings-before-interest-depreciation-and-amortization ratio no greater than 3.00 to 1.00 and an equity ratio of at least 15%. This agreement also includes other affirmative and negative covenants. As of December 30, 2016, Miconex was in compliance with all of its covenants.

As of December 30, 2016, Miconex had outstanding amounts under the term loan and the revolving credit facility of 0.4 million euros (approximately $0.5 million) and 4.9 million euros (approximately $5.2 million), respectively, for a total of $5.7 million, with interest rates ranging from 1.3% to 2.3% plus a variable rate based on the Euro Interbank Offered Rate with due dates ranging from 2017 to 2020. The credit facility expires on March 31, 2020.

As of December 30, 2016 our total bank debt was $68.1 million. As of December 30, 2016, we had $3.8 million and 3.3 million euros (approximately $3.5 million) available to borrow on our revolving loans in the U.S. and Czech Republic, respectively.

Capital Expenditures

Capital expenditures were $7.8 million for the year ended December 30, 2016 primarily attributable to the expansion of our Singapore, Czech Republic and certain U.S. facilities.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relations with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Other than operating leases for certain equipment and real estate and purchase order commitments primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the arrangements described under “Borrowing Arrangements” above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of December 30, 2016:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases(1)	$26,789	$6,000	$9,515	$7,963	$3,311
Borrowing Arrangement(2)	68,067	16,971	51,062	34	—
Purchase order commitments	94,566	94,566	—	—	—
Total	$189,422	$117,537	$60,577	$7,997	$3,311

(1)

Operating lease obligations reflects (a) the leases for our headquarters and manufacturing facilities in Hayward, California that expire in 2020 through 2022; (b) the leases for manufacturing facilities in South San Francisco that expire in 2018; (c) the leases for manufacturing facilities in China, Singapore and the Philippines that expire in 2017 through 2023; (d) the leases for manufacturing facilities in Austin, Texas that expire in 2021; (e) the leases for manufacturing facilities in Chandler, Arizona that expire in 2017 through 2022; and (g) the leases for our manufacturing facilities in the Czech Republic that expires in 2019. We have options to renew certain of the leases in South San Francisco, Hayward, Austin, Singapore and in the Czech Republic which we expect to exercise.

(2)

Amounts reflect obligations under our New Revolving Credit Facility gross of $0.3 million of unamortized debt issuance costs, under which $26.2 million is outstanding under the New Term Loan and approximately $36.2 million under the New Revolving Credit Facility as of December 30, 2016 and of our bank debt of $5.7 million held by Miconex, in the Czech Republic.

Recently Issued and Adopted Accounting Pronouncement

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on UCT’s consolidated financial statements, see Note 1, “Organization and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.

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

Interest Rates

Our interest rate risk relates primarily to outstanding amounts under our New Term Loan and New Revolving Credit Facility which totaled $62.1 million (net of debt issuance costs) as of December 30, 2016, and carries interest rates pegged to either the prime rate or LIBOR. To reduce our exposure to potentially rising interest rates, on September 17, 2015, we entered into an interest rate swap with the Lenders, encompassing $20.0 million of the New Term Loan. The interest rate swap exchanges the variable interest rate component where LIBOR was at 0.63% as of December 30, 2016, with a fixed interest rate of 0.99% over the remaining term of the New Term Loan. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to forecasted variable interest payments.

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

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

The Board of Directors and Stockholders

Ultra Clean Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Ultra Clean Holdings, Inc. (the Company), as of December 30, 2016 and December 25, 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years then ended. We also have audited the Company's internal control over financial reporting as of December 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultra Clean Holdings, Inc., as of December 30, 2016 and December 25, 2015, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Ultra Clean Holdings, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

San Francisco, California

March 15, 2017

To the Board of Directors and Stockholders of

Ultra Clean Holdings, Inc.

Hayward, California

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Ultra Clean Holdings, Inc. and subsidiaries (the “Company”) for the year ended December 26, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Ultra Clean Holdings, Inc. and subsidiaries for year ended December 26, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Jose, California

March 11, 2015

Ultra Clean Holdings, Inc.

Consolidated Balance Sheets

	December 30,	December 25,
	2016	2015
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$52,465	$50,103
Accounts receivable, net of allowance of $65 and $158, respectively	74,663	59,148
Inventories	103,861	72,716
Prepaid expenses and other	6,461	8,172
Total current assets	237,450	190,139
Equipment and leasehold improvements, net	18,858	17,267
Goodwill	85,248	85,248
Purchased intangibles, net	37,024	42,782
Deferred tax assets, net	1,355	—
Other non-current assets	762	717
Total assets	$380,697	$336,153
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$16,819	$12,744
Accounts payable	71,189	39,660
Accrued compensation and related benefits	7,904	6,536
Deferred rent, current portion	634	584
Other current liabilities	4,515	4,680
Total current liabilities	101,061	64,204
Bank borrowings, net of current portion	50,931	62,795
Deferred tax liability	9,917	5,026
Deferred rent and other liabilities	2,657	3,185
Total liabilities	164,566	135,210
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 32,956,285 and 32,279,429 shares issued and outstanding, in 2016 and 2015, respectively	33	32
Additional paid-in capital	181,781	176,280
Common shares held in treasury, at cost, 601,944 shares in 2016 and 2015, respectively	(3,337)	(3,337)
Retained earnings	38,037	27,986
Accumulated other comprehensive loss	(383)	(18)
Total stockholders’ equity	216,131	200,943
Total liabilities and stockholders’ equity	$380,697	$336,153

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Operations

	Fiscal Year Ended
	December 30,	December 25,	December 26,
	2016	2015	2014
	(In thousands, except per share amounts)
Sales	$562,759	$469,103	$513,957
Cost of goods sold	475,976	398,073	440,824
Gross profit	86,783	71,030	73,133
Operating expenses:
Research and development	9,900	9,578	7,067
Sales and marketing	11,568	11,499	10,432
General and administrative	42,924	44,112	37,450
Total operating expenses	64,392	65,189	54,949
Income from operations	22,391	5,841	18,184
Interest and other income (expense), net	(3,444)	(2,234)	(1,854)
Income before provision for income taxes	18,947	3,607	16,330
Income tax provision	8,896	14,339	4,973
Net income (loss)	$10,051	$(10,732)	$11,357

Net income (loss) per share:
Basic	$0.31	$(0.34)	$0.39
Diluted	$0.30	$(0.34)	$0.38
Shares used in computing net income (loss) per share:
Basic	32,632	31,564	29,301
Diluted	33,150	31,564	29,936

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
	December 30,	December 25,	December 26,
	2016	2015	2014
Net income (loss)	$10,051	$(10,732)	$11,357
Other comprehensive income (loss):
Change in cumulative translation adjustment	(393)	(5)	—
Cash flow hedges:
Change in fair value of derivatives	(60)	23	—
Adjustment for net gain (loss) realized and included in net income	88	(36)	—
Total change in unrealized gain (loss) on derivative instruments	28	(13)	—
Other comprehensive loss	(365)	(18)	—
Comprehensive income (loss)	$9,686	$(10,750)	$11,357

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
		(in thousands, except share amounts)
Balance December 27, 2013	28,694,762	$29	$144,539	$27,361	$—	$171,929
Issuance of restricted common stock	47,000	—	—	—	—	—
Issuance under employee stock plans	919,446	1	1,939	—	—	1,940
Amortization of stock-based compensation	—	—	4,400	—	—	4,400
Excess tax benefit from stock-based compensation	—	—	284	—	—	284
Employees’ taxes paid upon vesting of restricted stock units	(98,870)	—	(1,358)	—	—	(1,358)
Net income	—	—	—	11,357	—	11,357
Balance December 26, 2014	29,562,338	$30	$149,804	$38,718	$—	$188,552
Issuance of restricted common stock	56,000	—	—	—	—	—
Issuance under employee stock plans	763,529	—	2,411	—	—	2,411
Amortization of stock-based compensation	—	—	3,660	—	—	3,660
Excess tax benefit from stock-based compensation	—	—	(77)	—	—	(77)
Employees’ taxes paid upon vesting of restricted stock units	(39,938)	—	(330)	—	—	(330)
Common stock issued for acquisitions	1,937,500	2	17,475	—	—	17,477
Net loss	—	—	—	(10,732)	—	(10,732)
Other comprehensive loss	—	—		—	(18)	(18)
Balance December 25, 2015	32,279,429	$32	$172,943	$27,986	$(18)	$200,943
Issuance of restricted common stock	52,000	—	—	—	—	—
Issuance under employee stock plans	761,824	1	601	—	—	602
Amortization of stock-based compensation	—	—	5,671	—	—	5,671
Employees’ taxes paid upon vesting of restricted stock units	(136,968)	—	(771)	—	—	(771)
Net income	—	—	—	10,051	—	10,051
Other comprehensive loss	—	—	—	—	(365)	(365)
Balance December 30, 2016	32,956,285	$33	$178,444	$38,037	$(383)	$216,131

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 30,	December 25,	December 26,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$10,051	$(10,732)	$11,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,981	4,728	3,004
Amortization of finite-lived intangibles	5,758	6,212	4,884
Amortization of debt issuance costs	153	829	529
Excess tax benefit from stock-based compensation	771	77	(284)
Stock-based compensation	5,671	3,660	4,400
Loss from disposal of fixed assets	169	—	—
Change in the fair value of the contingent earn out	1,446	(449)	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(15,834)	5,818	5,633
Inventories	(31,516)	(8,329)	7,092
Prepaid expenses and other	1,709	(948)	(2,425)
Deferred income taxes	3,534	10,352	2,190
Other non-current assets	(45)	(24)	(84)
Accounts payable	31,705	(12,593)	(5,186)
Accrued compensation and related benefits	1,397	798	(422)
Income taxes payable	(16)	(77)	284
Other liabilities	(3,357)	1,604	(613)
Net cash provided by operating activities	17,577	926	30,359
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(7,278)	(10,152)	(5,334)
Acquisition of businesses, net of cash acquired	—	(45,064)	—
Proceeds from disposal of equipment and leasehold improvements	—	—	191
Net cash used in investing activities	(7,278)	(55,216)	(5,143)
Cash flows from financing activities:
Proceeds from bank borrowings	6,657	79,212	48,500
Proceeds from issuance of common stock	602	2,411	1,940
Principal payments on bank borrowings	(14,341)	(55,205)	(56,000)
Payments of debt issuance costs	—	(611)	—
Excess tax benefit from stock-based compensation	(771)	(77)	284
Employees’ taxes paid upon vesting of restricted stock units	—	(331)	(1,358)
Net cash provided by (used in) financing activities	(7,853)	25,399	(6,634)
Effect of exchange rate changes on cash and cash equivalents	(84)	(3)	—
Net increase (decrease) in cash	2,362	(28,894)	18,582
Cash and cash equivalents at beginning of year	50,103	78,997	60,415
Cash and cash equivalents at end of year	$52,465	$50,103	$78,997
Supplemental cash flow information:
Income taxes paid	$4,463	$2,900	$3,525
Income tax refunds	$646	$622	$1,356
Interest paid	$2,505	$2,163	$2,035
Non-cash investing and financing activities:
Fair value of common shares issued for acquisition	$—	$17,661	$—
Fair value of earn-out payments related to Miconex acquisition	$—	$1,280	$—
Restricted stock issued	$2,986	$2,950	$7,190
Equipment and leasehold improvements purchased included in accounts payable and other current liabilities	$701	$153	$348

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

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Significant Sales to Customers — The Company’s most significant customers (having accounted for 10% or more of sales) and their related sales as a percentage of total sales for each of the previous three years, were as follows:

	Fiscal Year Ended
	2016		2015		2014
Lam Research Corporation	53.3%		50.6%		38.0%
Applied Materials, Inc.	28.9		26.4		22.8
ASM International, Inc.	—	*	—	*	14.9
Total	82.2%		77.0%		75.7%

*	Total sales for the period are below 10%.

Two customers’ accounts receivable balances: Lam Research Corporation and Applied Materials, Inc. were individually greater than 10% of total accounts receivable as of December 30, 2016, and there were three customers’ accounts receivable balances: Lam Research Corporation, Applied Materials, Inc. and ASM International, Inc., that were individually greater than 10% of accounts receivable as of December 25, 2015 and, in the aggregate, represented approximately 85.0% and 84.6% of accounts receivable at December 30, 2016 and December 25, 2015, respectively.

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

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in thousands):

		Fair Value Measurement at
		Reporting Date Using
Description	December 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Interest rate swap	$15	$—	$15	$—
Other liabilities:
Interest rate swap	$6	$—	$6	$—
Contingent earn-out liability	$278	$—	$—	$278

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Derivative Financial Instruments — The Company recognizes derivative instruments as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. The Company records changes in the fair value of the derivatives in the accompanying Consolidated Statements of Operations as interest and other income (expense), net, or as a component of AOCI in the accompanying Consolidated Balance Sheets.

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

At December 30, 2016 and December 25, 2015, inventory balances were $103.9 million and $72.7 million, respectively, net of reserves of $6.9 million and $5.7 million, respectively. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specific identified inventory in excess of estimated usage. For fiscal years 2016, 2015 and 2014, inventory write-downs were $2.3 million, $2.4 million and $4.6 million, including $2.6 million of inventory written off as part of the GTAT bankruptcy in the third quarter of 2014.

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

Internal use software — Direct costs incurred to develop software for internal use are capitalized and amortized over an estimated useful life of three or five years. Costs related to the design or maintenance of internal use software are expensed as incurred. Capitalized internal use software is included in equipment and leasehold improvements.

Construction in progress — Construction in progress is related to the construction or development of property and equipment that has not yet been placed in service for their intended use and is, therefore, not depreciated.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

During the quarter ended December 30, 2016, the Company performed a twelve quarter analysis of its U.S. cumulative pretax profit position as of December 30, 2016 and, weighing both positive and negative evidence, determined that it is more likely than not that the Company will not have the ability to generate sufficient taxable income over the foreseeable future to realize its U.S. federal and state deferred tax assets. Therefore, during the quarter ended December 30, 2016, the Company continues to believe that a valuation allowance is required on its U.S. federal net deferred tax assets. The total U.S. federal and state valuation allowance as of December 30, 2016 was $23.6 million.

During the quarter ended December 30, 2016, the Company has concluded that a full valuation allowance against one of its Singapore subsidiaries’ deferred tax assets continues to be necessary.  The total valuation allowance of the Singapore loss entity as of December 30, 2016 is $0.2 million.

The Company’s ability to realize deferred tax assets depends on its ability to generate sufficient taxable income within the carryback or carry forward periods. In assessing the Company’s future taxable income, the Company considered all sources of future taxable income available to realize its deferred tax assets, including the taxable income from future reversal of existing temporary differences, carry forwards, taxable income in carryback years and tax-planning strategies. If changes occur in the assumptions underlying the Company’s tax planning strategies or in the scheduling of the reversal of its deferred tax liabilities, the valuation allowance may need to be adjusted in the future.

The Company had a total valuation allowance on its net deferred tax assets in the amount of $23.8 million and $18.7 million as of December 30, 2016 and December 25, 2015, respectively.

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

Stock-based compensation expense includes compensation costs related to estimated fair values of stock options, units and awards granted. Stock-based compensation expense from stock options, restricted stock units and stock awards and the related income tax benefit recognized were $5.7 million and $2.7 million, respectively, for fiscal year 2016, $3.7 million and $0.5 million, respectively, for fiscal year 2015 and $4.4 million and $1.3 million, respectively, for fiscal year 2014.

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

There were no employee stock option grants by the Company for years 2016, 2015 and 2014. Generally, options vest over four years and expire no later than ten years from the grant date. During fiscal years 2016, 2015 and 2014, the Company recorded $3.0 million, $3.2 million and $3.1 million, respectively, of stock-based compensation expense, net of tax, associated with employee and director stock plans and employee stock purchase plan programs. As of December 30, 2016, there was $6.4 million, net of forfeitures of $1.5 million, of unrecognized compensation cost related to employee and director stock which is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.83 years, and will be adjusted for subsequent changes in estimated forfeitures and future grants.

Total stock-based compensation during the fiscal years 2016, 2015 and 2014, respectively, to various expense categories was as follows (in thousands):

	Year Ended
	December 30,	December 25,	December 26,
	2016	2015	2014
Cost of goods sold (1)	$1,254	$1,175	$1,195
Sales and marketing	3,673	414	428
Research and development	281	202	156
General and administrative	463	1,869	2,621
	5,671	3,660	4,400
Income tax benefit	(2,660)	(487)	(1,342)
Stock-based compensation expense, net of tax	$3,011	$3,173	$3,058

(1)	Stock-based compensation expenses capitalized in inventory for fiscal years 2016, 2015 and 2014 were considered immaterial.

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

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

At the end of fiscal years 2016, 2015 and 2014, the Company assessed the useful lives of its long-lived assets, including property, plant and equipment as well as its intangible assets and concluded that no impairment was required, except for UAMC assets, as discussed below.

Non-current assets, or disposal groups comprising assets and liabilities, that are expected to be recovered primarily through sale rather than through continuing use, are classified as held for sale. Immediately before classification as held for sale or distribution, the assets, or components of a disposal group, are measured at the lower of the carrying amount and fair value less costs to sell. Impairment losses on initial classification as held for sale and subsequent gains and losses on remeasurement are recognized in the statement of operations. Gains are not recognized in excess of any cumulative impairment loss. Once classified as held for sale, intangible assets and property, plant and equipment are no longer amortized or depreciated.

In November 2016, the Company approved a plan to dispose of a portion of its 3D printing business in Singapore (UAMC). This plan is consistent with the Company’s strategy to focus on producing products for the semiconductor capital equipment industry. The Company is actively seeking a buyer for a portion of its 3D printing business and expects to complete the sale in 2017. The Company recognized a $0.7 million loss on reclassification of the assets of UAMC as held for sale as at December 30, 2016. This loss was recorded in the cost of goods in the statements of operations. The total assets of UAMC at the end of the reporting period were $1.6 million.

Recent Accounting Pronouncements

In May 2014, the FASB amended the existing accounting standards for revenue recognition. In August 2015, the FASB delayed the effective date of the amended accounting standard for revenue recognition by one year. As such, the updated standard will be effective for the Company in the first quarter of 2018, which is when the Company plans to adopt this standard. The Company has not yet determined whether it would use the retrospective or cumulative effect transition method. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on the Company’s consolidated financial statements and disclosures.

In August 2014, the FASB amended the guidance related to an entity’s evaluations and disclosures of going concern uncertainties. The new guidance requires management to perform interim and annual assessments of the entity’s ability to continue as a going concern within one year of the date the financial statements are issued, and to provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The Company adopted the amended guidance for annual and interim periods beginning on December 26, 2015. The adoption of the amended guidance did not impact the Company’s balance sheets, results of operations or cash flows.

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

In November 2015, the FASB issued authoritative guidance on income taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The update is effective for annual period beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted as of the beginning of any interim or annual reporting period. Additionally, this guidance may be applied either prospectively or retrospectively to all periods presented. The Company early adopted this standard during the quarter ended December 30, 2016 using the prospective method.  A change was made to the prior year consolidated balance sheets to reclassify the current deferred tax liability of $0.5 million from other current liabilities to deferred tax liability. This change was made to conform with the current year presentation. See Note 7, Income Taxes, for additional information.

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

In March 2016, the FASB issued new guidance which involves several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The guidance is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, however early adoption is permitted. The Company adopted the amended accounting guidance as of December 31, 2016 and recognized an insignificant cumulative-effect adjustment to equity as of the beginning of the period. Forfeitures will continue to be estimated consistent with the Company's existing accounting policies. The impact to the Company's financial condition, results of operations and cash flows will vary based on, among other factors, the market price of the Company's common stock.

In August 2016, the FASB issued an amendment to its accounting guidance related to the classification of certain cash receipts and cash payments. The amendment was issued to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2019 with early adoption permitted. The amendment is required to be adopted retrospectively unless it is impracticable. The Company is evaluating the impact of adopting this amendment to its consolidated financial statements.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

In January 2017, the FASB clarified its guidance to simplify the measurement of goodwill by eliminating the Step 2 impairment test. The new guidance requires companies to perform goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2021. The amendment is required to be adopted prospectively. Early adoption is permitted. The Company is evaluating the impact of adopting this amendment to its consolidated financial statements.

In January 2017, the FASB clarified its guidance on the definition of a business in accounting for transactions when determining whether they represent acquisitions or disposals of assets or of a business. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2019. The amendment is required to be adopted prospectively. The Company is evaluating the impact of adopting this amendment to its consolidated financial statements.

2. Financial Instruments

Cash Equivalents

As of December 25, 2015, the Company had an overnight sweep account invested in money market funds with maturities of less than 90 days from purchase and is thus classified as cash and cash equivalents on the Company’s balance sheet. The carrying value and fair value of these money market funds as of December 25, 2015 was $0.6 million, based on Level 1 inputs. There were no money market funds as of December 30, 2016.

Derivative Financial Instruments

The Company uses certain interest rate derivative contracts to hedge interest rate exposures on existing floating rate debt. The Company classifies its interest rate derivative contracts primarily within Level 2 of the fair-value hierarchy discussed in Note 1of the Company’s Consolidated Financial Statements as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company does not use derivatives for speculative or trading purposes.

Cash Flow Hedges

In September 2015, the Company entered into an interest rate swap with East West and City National banks with a notional amount of $20.0 million pursuant to which the Company pays the counterparty a fixed rate of 0.99% and receives interest at a variable rate equal to the LIBOR rate the Company is required to pay under its term loan, or 0.63%, as of December 30, 2016. This interest rate swap effectively locks in a fixed interest rate of 3.49% on $14.0 million of the $26.2 million term loan as of December 30, 2016, with a decreasing notional amount based on prorated quarterly principal payments over the remaining period of the term loan. Gains or losses on the effective portion of a cash flow hedge are reflected as a component of AOCI and subsequently recorded to interest income (expense) when the hedged transactions are realized. If the hedged transactions become probable of not occurring, the corresponding amounts in AOCI would be immediately reclassified to interest and other income, net. As of December 30, 2016, the effective portion of the Company’s cash flow hedge before tax effect was approximately $0.1 million, of which $5,600 is expected to be reclassified from AOCI into earnings within the next 12 months.

Non-Designated Derivatives

Miconex interest swap to convert the variable interest rates on Miconex debt to fixed rates with a total notional amount of $0.3 million is not designated as hedging instruments. The Company recognizes gains and losses on this contract, as well any related costs in interest and other income (expense), net.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company records all derivatives in the Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value (in thousands) as of December 30, 2016 and December 25, 2015.

		December 30, 2016
		Fair Value of	Fair Value of
		Derivatives	Derivatives Not
	Balance Sheet	Designated as	Designated as	Total
	Location	Hedge Instruments	Hedge Instruments	Fair Value
Derivative assets and liabilities:
Level 2:
Interest rate swap	Other non-current assets	$15	$—	$15
Interest rate swap	Deferred rent and other liabilities	$—	$6	$6

December 25, 2015
		Fair Value of	Fair Value of
		Derivatives	Derivatives Not
	Balance Sheet	Designated as	Designated as	Total
	Location	Hedge Instruments	Hedge Instruments	Fair Value
Derivative liabilities:
Level 2:
Interest rate swap	Deferred rent and other liabilities	$23	$10	$33

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) is summarized below (in thousands):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect (Effective Portion)
	Twelve Months Ended
	December 30, 2016	December 25, 2015
Derivatives in Cash Flow Hedging Relationship
Interest rate swap	$(60)	$(55)

	Gains Reclassified from AOCI into Income (Effective Portion)
		Twelve Months Ended
	Income Statement Location	December 30, 2016	December 25, 2015
Derivatives in Cash Flow Hedging Relationship
Interest rate swap	Interest and other income (expense), net	$88	$(39)

There were no gains (losses) recognized in income on derivatives that are excluded from the effectiveness testing and ineffective portion of the cash flow hedge for the fiscal year ended December 30, 2016 and December 25, 2015.

The effect of derivative instruments not designated as hedging instruments on income for the fiscal year ended December 30, 2016 and December 25, 2015 is immaterial to the financial statements.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

3. Balance Sheet Information

Inventories consisted of the following (in thousands):

	December 30,	December 25,
	2016	2015
Raw materials	$75,060	$57,321
Work in process	26,529	17,954
Finished goods	9,140	4,561
	110,729	79,836
Reserve for excess and obsolete	(6,868)	(7,120)
Total	$103,861	$72,716

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	December 30,	December 25,
	2016	2015
Computer equipment and software	$11,135	$10,308
Furniture and fixtures	3,118	3,201
Machinery and equipment	17,016	16,253
Leasehold improvements	16,838	14,951
Construction in progress	4,576	1,168
	52,683	45,881
Accumulated depreciation	(33,825)	(28,614)
Total	$18,858	$17,267

4. Acquisitions

Miconex

On July 31, 2015, the Company acquired 100.0% of the shareholding interest of Miconex, a limited liability company incorporated under the laws of the Czech Republic and a provider of advanced precision fabrication of plastics, primarily for the semiconductor industry. This acquisition is expected to expand the Company’s capabilities with existing customers. Pursuant to the purchase agreement, the Company paid $15.6 million in cash and issued 500,000 shares of the Company’s common stock. In addition, the former owners of Miconex are entitled to up to $4.0 million of potential cash “earn-out” payments over a two-year period following closing, based on Miconex’s achievement of specified performance targets based on earnings before interest and taxes pursuant to the provisions of the purchase agreement. In 2016, Miconex achieved the specified performance targets for the first year and was paid the maximum of $2.0 million of the $4.0 million potential cash earn-out. The acquisition price of Miconex for purposes of the Company’s purchase price allocation was determined to be $20.7 million, which includes the cash payment of $15.6 million, the stock consideration valued at $3.8 million and the fair value of the potential earn-out payments of approximately $1.3 million.

The fair value of the common stock issued was determined based on the average of the high and low trading prices per share of the Company’s common stock on the acquisition date of approximately $7.64 per share. The fair value of the earn-out payments at the acquisition date was determined providing risk adjusted earnings projections using the Monte Carlo Simulation. These inputs are not observable in the market and thus represent a Level 3 measurement as discussed in Note 1 of the Company’s Consolidated Financial Statements. During the fourth quarter of fiscal year 2015, the Company reassessed the fair value of the earn-out payments, reducing the fair value from $1.3 million at the end of the third quarter of fiscal year 2015 to $0.3 million as of December 30, 2016. The increase in the fair value of the contingent earn out of $1.4 million was recorded as other expense.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The results of operations for the Company for the fiscal period ended December 25, 2015 include five months of operating activity for Miconex. Net sales of approximately $14.2 million and operating income of approximately $2.0 million attributable to Miconex were included in the consolidated results of operations. For the fiscal year ended December 25, 2015, results of operations included charges of $0.5 million attributable to amortization of purchased intangible assets and $0.4 million of deal costs associated with the acquisition. Deal costs are included in general and administrative expenses in the Company’s Consolidated Statements of Operations.

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

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The results of operations for the Company for fiscal year ended December 25, 2015 include eleven full months of operating activity for Marchi. Net sales of approximately $12.9 million and operating income of approximately $4.8 million attributable to Marchi were included in the consolidated results of operations. For the fiscal year ended December 30, 2016, results of operations included charges of $2.4 million attributable to amortization of purchased intangible assets and $0.2 million of deal costs associated with the acquisition. Deal costs are included in general and administrative expenses in the Company’s consolidated results of operations.

The following unaudited pro forma consolidated results of operations assume the Marchi and Miconex acquisitions were completed as of the beginning of the year of the reporting periods presented (in thousands, except per share amounts):

	Year Ended
	December 25,	December 26,
	2015	2014
Net sales	$490,927	$562,918
Net loss	$(9,161)	$13,371
Basic loss per share	$(0.29)	$0.43
Diluted loss per share	$(0.29)	$0.42

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

As part of the Company’s annual testing of goodwill impairment, in the fourth quarter of fiscal 2016, the Company performed the two-step impairment test of the Company’s three reporting units for potential impairment. The Company utilized the discounted cash flow method of the income approach to estimate the fair values of each of the reporting units. The estimates used in the impairment testing were consistent with the discrete forecasts that the Company uses to manage its business, and, additionally, considered the developments that occurred since the dates of the acquisitions. Under the discounted cash flow method, cash flows beyond the discrete forecasts were estimated using terminal growth rates ranging from 4.0%—4.8%, which are considered to be the long-term earnings growth rates specific to the reporting units. The estimated future cash flows were discounted to present value using discount rates between 12.0%—17.0% that were the value-weighted average of the reporting units’ estimated cost of equity and debt derived using both known and estimated market metrics. These discount rates were adjusted to reflect risk factors that considered both the timing and risks associated with the estimated cash flows for each of the respective reporting units. The tax rates used in the discounted cash flows reflected the international structure currently in place, which is consistent with the market participant perspective. The Company then allocated the fair values of the reporting units to the assets and liabilities of each of the reporting units. Based on the Company’s analyses, the Company concluded that the fair value of each of the reporting units was greater than their carrying amount, including goodwill, and, therefore, the second step of the goodwill impairment test was not required.

Details of aggregate goodwill of the Company are as follows (in thousands):

	Gross	Accumulated	Net Carrying
	Amount	Impairment*	Amount
Year Ended December 30, 2016
Goodwill	$119,291	$(34,043)	$85,248
Year Ended December 25, 2015
Goodwill	$119,291	$(34,043)	$85,248

*	Represents goodwill recorded for UCT in 2002 and Sieger Engineering in 2006, which was fully impaired in prior years.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Details of goodwill and other intangible assets were as follows (in thousands):

	December 30, 2016			December 25, 2015
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
Carrying amount	$85,248	$37,024	$122,272	85,248	$42,782	$128,030

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

Details of purchased intangible assets were as follows (in thousands):

	As of December 30, 2016			As of December 25, 2015
	Gross			Gross
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	Amount	Amortization	Value	(in years)
AIT
Customer relationships	$19,000	$(17,058)	$1,942	$19,000	$(15,298)	$3,702	7
Tradename	1,900	(1,900)	—	1,900	(1,900)	—	6
Intellectual property/know-how	1,600	(1,029)	571	1,600	(800)	800	7
Marchi
Customer relationships	9,900	(1,898)	8,002	9,900	(907)	8,993	10
Tradename	1,170	(443)	727	1,170	(217)	953	6
Intellectual property/know-how	12,300	(2,643)	9,657	12,300	(1,264)	11,036	8-12
Miconex
Customer relationships	8,800	(1,662)	7,138	8,800	(489)	8,311	7.5
UCT
Tradename	8,987	—	8,987	8,987	—	8,987
Total	$63,657	$(26,633)	$37,024	$63,657	$(20,875)	$42,782

The Company amortizes its tradenames for AIT and Marchi and customer relationships intangible asset for AIT using an accelerated method over the estimated economic life of the assets, ranging from 6 to 10 years. The Company amortizes its intellectual property/know-how and customer relationships intangible assets for Marchi and Miconex on a straight-line basis with an estimated economic life of the assets ranging from 7 to 12 years. Amortization expense was approximately $5.8 million for the year ended December 30, 2016, $6.2 million for the year ended December 25, 2015, and $4.9 million for the year ended December 26, 2014.

In the fourth quarter of 2015, the Company wrote off the remaining book value of the tradename intangible acquired from AIT of $0.5 million as the Company no longer believed the AIT name has value. The Company also carries a UCT trade-name intangible asset of $9.0 million as a result of a previous acquisition. The Company concluded that the UCT trade-name intangible asset life is indefinite and is therefore not amortized. The Company concluded that the UCT trade-name as of December 30, 2016 is not impaired as there were no new events or changes in circumstances that would indicate that its carrying amount may not be recoverable.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

As of December 30, 2016, future estimated amortization expense is expected to be as follows:

Amortization
Expense
(in thousands)
2017	$4,924
2018	4,582
2019	4,210
2020	3,682
2021	3,554
2022 and thereafter	7,085
Total	$28,037

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

As of December 30, 2016, the Term Loan consists of nine remaining quarterly installments of $2.9 million with the balance of the outstanding principal amount due at maturity, which is February 2, 2019. The Revolving Credit Facility is available through February 2, 2019. The Credit Agreement includes customary representations, warranties, covenants and events of default. The Company and certain of its subsidiaries have agreed to secure all of their obligations under the Credit Agreement by granting a first priority lien in substantially all of their respective personal property assets (subject to certain exceptions and limitations).

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

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

As of December 30, 2016, the interest rates on the outstanding Term Loan and Revolving Credit facility were 3.38% (2.75% fixed and 0.63% variable based on LIBOR) and 3.75% fixed, respectively. In order to manage interest rate risk on the variable component of the New Term Loan the Company entered into an interest rate swap with the Lenders in September 2015 with a total notional amount of $20.0 million pursuant to which the Company pays the counterparty a fixed rate of 0.99% and receives interest at a variable rate equal to the LIBOR rate the Company is required to pay under its New Term Loan, or 0.63%, as of December 30, 2016. This interest rate swap effectively locked in a fixed interest rate of 3.49% on $14.0 million of the $26.2 million term loan balance outstanding as of December 30, 2016, with a decreasing notional amount based on prorated quarterly principal payments over the remaining period of the term loan.

The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00 starting with the end of the first quarter of fiscal 2015 and a consolidated leverage ratio (as defined in the Credit Agreement) no greater than 3.5 to 1.00 starting with the end of the first quarter of fiscal 2015. The Credit Agreement also includes other customary affirmative and negative covenants. In December 2015, the Credit Agreement was amended to add a covenant requiring the Company to maintain a minimum cash balance of $35.0 million at the end of each quarter. The Company was in compliance with all covenants for the quarter ended December 30, 2016.

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

As of December 30, 2016, the Company has outstanding amounts under the Term Loan and Revolving Credit Facility of $26.2 million and $36.2 million, respectively, which are gross of unamortized debt issuance costs of $0.3 million, for a total debt balance with this credit facility of $62.4 million.

In conjunction with our acquisition of Miconex in July 2015, the Company has a credit agreement with a local bank in the Czech Republic that provides for a term loan in the aggregate of 0.8 million euros and a revolving credit facility in the aggregate of up to 8.3 million euros. The credit agreement requires Miconex to maintain certain financial covenants, including a debt-to-earnings-before-interest-depreciation-and-amortization ratio no greater than 3.00 to 1.00 and an equity ratio of at least 15%. This agreement also includes other affirmative and negative covenants. As of December 30, 2016, Miconex was in compliance with all of its covenants.

As of December 30, 2016, Miconex had outstanding amounts under the term loan and the revolving credit facility of 0.4 million euros (approximately $0.5 million) and 4.9 million euros (approximately $5.2 million), respectively, for a total of $5.7 million, with interest rates ranging from 1.3% to 2.3% plus a variable rate based on the Euro Interbank Offered Rate with due dates ranging from 2017 to 2020. The Credit facility expires on March 31, 2020.

As of December 30, 2016, the Company’s total bank debt was $68.1 million. As of December 30, 2016, the Company has $3.8 million and 3.3 million euros (approximately $3.5 million) available to borrow on our revolving loans in the U.S. and Czech Republic, respectively.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

7. Income Taxes

U.S. and foreign components of income before income taxes were (in thousands):

	Year Ended
	December 30,	December 25,	December 26,
	2016	2015	2014
U.S. operations	$(17,459)	$(10,910)	$(452)
Foreign operations	36,406	14,517	16,782
Total pretax income	$18,947	$3,607	$16,330

The provision for income taxes consisted of the following (in thousands):

	Year Ended
	December 30,	December 25,	December 26,
	2016	2015	2014
Current:
Federal	$—	$(52)	$(451)
State	110	158	118
Foreign	5,321	3,777	2,839
Total current	5,431	3,883	2,506
Deferred:
Federal	1,706	12,043	(404)
State	202	714	2,722
Foreign	1,557	(2,301)	149
Total deferred	3,465	10,456	2,467
Total provision	$8,896	$14,339	$4,973

Significant components of net deferred tax assets and deferred tax liabilities for federal and state income taxes were as follows (in thousands):

	Year Ended
	December 30,	December 25,
	2016	2015
Net non-current deferred tax asset:
Inventory valuation and basis difference	$3,359	$2,999
State taxes	49	50
Deferred rent	20	69
Other accrued expenses	3,516	3,867
Depreciation	1,347	1,697
Intangibles	5,105	3,799
Net operating losses	9,588	7,281
Research & other credits	980	20
	23,964	19,782
Valuation allowance	(23,844)	(18,723)
Net non-current deferred tax asset	120	1,059
Total deferred tax asset	120	1,059
Current deferred tax liability:
Undistributed earnings	(1,126)	(507)
Non-current deferred tax liability:
Goodwill	(7,556)	(5,649)
Net deferred tax asset (liability)	$(8,562)	$(5,097)

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The effective tax rate differs from the U.S. federal statutory tax rate as follows:

	Year Ended
	December 30,	December 25,	December 26,
	2016	2015	2014
Federal income tax provision at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	(0.6)%	(3.1)%	0.2%
Effect of foreign operations	(15.3)%	(102.5)%	(19.8)%
Change in valuation allowance	30.8%	445.8%	11.3%
China withholding taxes	—%	10.3%	2.3%
Acquisition related costs	1.0%	8.3%	—%
Other	(3.0)%	4.7%	2.5%
Effective Tax Rate	46.9%	397.5%	30.5%

The Company earns a significant amount of its operating income outside the United States, which is deemed to be indefinitely reinvested in foreign jurisdictions, except as disclosed below. As a result, most of the Company’s cash and cash equivalents are held by foreign subsidiaries. The Company currently does not intend nor foresee a need to repatriate any other funds to the U.S., except for a portion of current year earnings from one of our Singapore subsidiaries. The Company expects domestic cash and cash flows from operations to continue to be sufficient to fund its domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for the foreseeable future. If the Company should require more capital in the U.S. than is generated by its domestic operations, for example to fund significant discretionary activities such as business acquisitions, the Company could or raise capital in the United States through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or dilution of our earnings. The Company has borrowed funds domestically and continues to believe it has the ability to do so at reasonable interest rates. The Company does not provide for U.S. taxes on its undistributed earnings of foreign subsidiaries that it intends to invest indefinitely outside the U.S., unless such taxes are otherwise required under U.S. tax law. In 2016, the Company determined that a portion of the current year earnings of one of its China subsidiaries may be remitted in the future to one of its foreign subsidiaries outside of mainland China and, accordingly, the Company provided for the related withholding taxes in its consolidated financial statements. As of December 30, 2016, the Company had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $80.6 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Balance as of December 26, 2014	$356
Increases related to prior year tax positions	—
Increases related to current year tax positions	17
Releases due to settlements	(36)
Balance as of December 25, 2015	337
Decreases related to prior year tax positions	(28)
Increases related to current year tax positions	13
Expiration of the statute of limitations for the assessment of taxes	(24)
Balance as of December 30, 2016	$298

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company’s gross liability for unrecognized tax benefits as of December 30, 2016 and December 25, 2015 was $0.3 million and $0.4 million, respectively. Increases or decreases to interest and penalties on uncertain tax positions are included in the income tax provision in the Consolidated Statements of Operations. Interest related to uncertain tax positions for the periods ended December 30, 2016, December 25, 2015 and December 26, 2014 was considered to be de minimis. Although it is possible some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

Tax attributes related to equity award windfall deductions are not recorded until they result in a reduction of cash tax payable. As of December 30, 2016, the benefit of the federal net operating losses from windfall deductions were excluded from the deferred tax asset balance as of December 30, 2016. As of December 30, 2016, the benefit of federal and California net operating loss deductions of $4.7 million and $1.7 million, respectively, will be recorded to additional paid-in capital when it reduces cash taxes payable.

As of December 30, 2016, the Company had federal and California net operating loss carryforwards (“NOLs”) of approximately $24.2 million and $24.0 million, respectively. The federal NOLs begin expiring after 2035 and the California NOLs begin expiring after 2031.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company’s 2013 through 2015 federal income tax returns are open to audit through the statute of limitations by the Internal Revenue Service. The Company’s 2011 through 2015 state income tax returns are open to audit by the California Franchise Tax Board. The Company is also subject to examination in various other jurisdictions for various periods.

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

The stockholders of the Company approved amendments to the Company’s 2003 Stock Incentive Plan, which included an increase in shares available for issuance by 1,500,000 and 3,100,000 common shares which are more fully described in the Company’s definitive proxy statements filed on April 23, 2010 and May 27, 2013, respectively. At December 30, 2016, 667,034  shares were available for future grants under the 2003 Incentive Plan.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Option activity under the 2003 Incentive Plan is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life	(in thousands)
Outstanding, December 27, 2013	1,209,119	$7.86	2.86	$3,976
Exercised	(343,947)	5.11
Cancelled	(11,621)	14.40
Outstanding, December 26, 2014	853,551	$8.87	1.35	$1,798
Exercised	(339,303)
Cancelled	(198,600)
Outstanding, December 25, 2015	315,648	$10.02	2.06	$216
Exercised	(101,700)	3.91
Cancelled	(77,489)	12.54
Outstanding, December 30, 2016	136,459	$13.15	0.57	$135
Options exercisable and expected to vest, December 30, 2016	136,459	$13.15	0.57	$135

The following table summarizes information with respect to options outstanding and exercisable at December 30, 2016:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Shares	Average	Exercise	Shares	Exercise
Range of Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Price
$1.17	15,784	2.24	$1.17	15,784	$1.17
$12.99 – 13.71	10,500	0.72	13.09	10,500	13.09
$14.31 – 14.90	110,175	0.32	14.87	110,175	14.87
Grand Total	136,459	0.57	$13.15	136,459	$13.15

For the fiscal years 2016, 2015 and 2014, the intrinsic value of the Company’s exercised stock options was $0.1 million, $0.2 million and $1.8 million respectively. For the fiscal years 2016, 2015 and 2014, the Company’s vested share recognized expense was zero. There was no stock-based compensation expense for fiscal year 2016, 2015 and 2014 attributable to stock options as all outstanding options were fully vested at the beginning of the 2014 fiscal year.

Restricted Stock Units and Restricted Stock Awards — In fiscal years 2016, 2015 and 2014, the Company granted 52,000, 56,000 and 47,000 shares, respectively, of common stock to its board members under the 2003 Incentive Plan. These Restricted Share Awards (RSAs) vest on the earlier of 1) the next Annual Shareholder Meeting, or 2) 365 days from date of grant. The total unamortized expense of the Company’s unvested RSAs as of December 30, 2016, is approximately $0.1 million. During the first quarter of fiscal year 2008, the Company began granting stock awards in the forms of Restricted Stock Units (RSUs) and Performance Stock Units (PSUs) to its employees as part of the Company’s long term equity compensation plan. These stock awards are granted to employees with a unit purchase price of zero dollars and typically vest over three years, subject to the employee’s continued service with the Company and, in the case of PSUs, subject to achieving certain performance goals. The expected cost of the grant is recognized over the service period, and is reduced for estimated forfeitures and, in the case of PSUs, is reduced based on estimated achievement of performance goals. During the year ended December 30, 2016, the Company approved and granted 1,092,360 RSU’s to employees with a weighted average grant date fair value of $6.11 per share and 280,500 PSUs with a weighted average grant date fair value of $5.47 per share. As of December 30, 2016, $6.3 million of unrecognized stock-based compensation cost, net of estimated forfeitures, related to RSUs remains to be amortized and is expected to be recognized over an estimated period of 1.8 years. The unvested amount is subject to forfeiture, until fully vested. At December 30, 2016, 1,757,507 shares were subject to forfeiture.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the Company’s restricted stock unit and restricted stock award activity through the year ended December 30, 2016:

		Aggregate
		Intrinsic
	Number of	Value
	Shares	(in thousands)
Unvested restricted stock units and restricted stock awards at December 27, 2014	1,078,279	$9,673
Granted	875,500
Vested	(430,380)
Forfeited	(255,457)
Unvested restricted stock units and restricted stock awards at December 25, 2015	1,267,942	$6,563
Granted	1,432,860
Vested	(675,591)
Forfeited	(267,704)
Unvested restricted stock units and restricted stock awards at December 30, 2016	1,757,507	$16,466
Vested and expected to vest restricted stock units and restricted stock awards	1,446,944	$14,035

Employee Stock Purchase Plan — In 2004 the Company adopted an Employee Stock Purchase Plan (“ESPP”) and is authorized to issue 555,343 shares of common stock under the ESPP. The ESPP permits employees to purchase common stock at a discount through payroll withholdings at certain specified dates (purchase period) within a defined offering period. The purchase price is 95% of the fair market value of the common stock at the end of the purchase period and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. There were 32,533 shares issued under the ESPP during the year ended December 30, 2016.

Employee Savings and Retirement Plan — The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all employees who meet certain eligibility requirements. Participants could elect to contribute to the 401(k) Plan, on a pre-tax basis, up to 25% of their salary to a maximum of $18,000. The Company may make matching contributions of up to 3% of employee contributions based upon eligibility. The Company made approximately $1.1 million, $1.0 million, and $0.9 million discretionary employer contributions to the 401(k) Plan in the years ended December 30, 2016, December 25, 2015 and December 26, 2014, respectively.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

10. Net Income (Loss) Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands):

	Year Ended
	December 30,	December 25,	December 26,
	2016	2015	2014
Numerator:
Net income (loss)	$10,051	$(10,732)	$11,357
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	32,632	31,564	29,301
Shares used in computation — diluted:
Weighted average common shares outstanding	32,632	31,564	29,301
Dilutive effect of common shares outstanding subject to repurchase	485	—	396
Dilutive effect of options outstanding	33	—	239
Shares used in computing diluted net income (loss) per share	33,150	31,564	29,936
Net income (loss) per share — basic	$0.31	$(0.34)	$0.39
Net income (loss) per share — diluted	$0.30	$(0.34)	$0.38

The Company had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income per share, as their effect would have been anti-dilutive. Such outstanding securities consist of the following (in thousands):

	Year Ended
	December 30,	December 25,	December 26,
	2016	2015	2014
Outstanding options	174	261	266

11. Geographical Information

 The Company’s principal markets include North America, Asia and Europe. Sales by geographic area represent sales to unaffiliated customers and are based upon the location to which the products were shipped. The following table sets forth revenue by geographic area (in thousands):

	Year Ended
	December 30,	December 25,	December 26,
Sales	2016	2015	2014
United States	$308,129	$313,090	$372,200
China	13,152	21,464	64,376
Singapore	175,843	103,176	55,491
Austria	35,729	12,568	—
Others	29,906	18,805	21,890
Total	$562,759	$469,103	$513,957

At December 30, 2016 and December 25, 2015, approximately $8.1 million and $10.0 million, respectively, of the Company’s long-lived assets were located in China, Singapore and the Czech Republic, and the remaining balances were located in the United States.

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

12. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $94.6 million at December 30, 2016.

The Company leases properties domestically in Hayward, California, Austin, Texas, Chandler, Arizona and South San Francisco, California and internationally in China, Singapore, Philippines and the Czech Republic. The Company leases certain of its facilities under non-cancelable leases, which expire on various dates through 2023.

As of December 30, 2016, future minimum payments under these operating leases were as follows (in thousands):

Fiscal year
2017	$6,000
2018	5,246
2019	4,269
2020	4,226
2021	3,737
Thereafter	3,311
Total minimum lease payments	$26,789

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 30, 2016. Based upon the evaluation, our management, including our CEO and our CFO, concluded that the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our CEO and CFO, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurring during the fourth quarter of fiscal year 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fourth quarter of fiscal year 2016.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). The objective of this evaluation was to determine whether the Company’s internal control over financial reporting was effective as of December 30, 2016. Our assessment included internal control over financial reporting at Marchi Thermal Systems, Inc., which was acquired on February 5, 2015 and whose financial statements constitute 2.1% and 3.3% of the Company’s consolidated total assets (excluding $36.8 million of goodwill and intangible assets, net) and revenue, respectively for the year ended December 30, 2016. Our assessment also included internal controls over financial reporting at MICONEX s.r.o., which was acquired on July 31, 2015 and whose financial statements constitute 4.4% and 7.5% of the Company’s consolidated total assets (excluding $18.1 million of goodwill and intangible assets, net) and revenue, respectively for the year ended December 30, 2016. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 30, 2016.

The effectiveness of our internal control over financial reporting as of December 30, 2016 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

Item 9B.	Other Information

None.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders.

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item concerning directors, including our audit committee financial expert, is incorporated by reference to the section entitled, “Election of Directors” in our Proxy Statement for the 2017 Annual Meeting of Stockholders.

For information with respect to Executive Officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers.”

The information required by this item with respect to Section 16(a) beneficial reporting compliance is incorporated by reference to the section entitled, “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2017 Annual Meeting of Stockholders.

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

The information required by this item regarding the security ownership of certain beneficial owners is incorporated by reference to the sections entitled “Executive Officer Compensation” and “Election of Directors” in our Proxy Statement for the 2017 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2017 Annual Meeting of Stockholders.

The table below summarizes our equity plan information as of December 30, 2016:

(c) (1)
Number of Securities
	(a)		Remaining Available
	Number of Securities	(b)	for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise/Vest of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding	(Excluding
	Awards	Options, Warrants	Securities Reflected
Plan Category	Warrants and Rights	and Rights	in Column (a)
Equity compensation plans approved by security holders:	1,987,390	$9.89	667,034
Equity compensation plans not approved by security holders	—	—	—
Total	1,987,390	$9.89	667,034

(1)

Consists of the 2003 Stock Incentive Plan and, for purposes of column (c), the Employee Stock Purchase Plan. Since restricted stock units do not have an exercise price, they are excluded from the calculations in column (b) of the table above.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Party Transactions” in our Proxy Statement for the 2017 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section entitled “Ratification of the Appointment of Our Independent Registered Public Accounting Firm” in our Proxy Statement for the 2017 Annual Meeting of Stockholders.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

1. Financial Statements:

2. Financial statement schedules not listed have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

Exhibit Index

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

2.1	Purchase Agreement dated as of July 28, 2015 between Ultra Clean Holdings, Inc., Charlesmost s.r.o. and Stenen one a.s., Juves one a.s. relating to the purchase and sale of 100% of the shareholding interest of MICONEX s.r.o.	8-K	000-50646	August 3, 2015	2.1

3.1	Amended and Restated Certificate of Incorporation of Ultra Clean Holdings, Inc.	S-1/A	333-11904	March 2, 2004	3.1

3.2	Amended and Restated Bylaws of Ultra Clean Holdings, Inc.	10-Q	000-50646	May 2, 2016	3.1

4.1	Specimen Stock Certificate	S-1/A	333-11904	March 8, 2004	4.1

4.2	Ultra Clean Holdings, Inc. 2003 Amended and Restated Stock Incentive Plan (amended as of May 22, 2013)	8-K	000-50646	May 24, 2013	10.1

4.3	Form of Stock Option Agreement	S-1/A	333-11904	March 8, 2004	10.6

10.1	Credit Agreement, dated as of February 2, 2015, among Ultra Clean Holdings, Inc., East West Bank, City National Bank and the several lenders from time to time party thereto	8-K	000-50646	February 6, 2015	10.1

10.2	First Amendment to the Credit Agreement, dated April 3, 2015 among Ultra Clean Holdings, Inc., East West Bank, City National Bank and the several lenders from time to time party thereto	10-Q	000-50646	May 4, 2015	10.3

10.3	Second Amendment to Credit Agreement, dated May 1, 2015, among Ultra Clean Holdings, Inc., East West Bank, City National Bank and the several lenders from time to time party thereto

10.5	Third Amendment to Credit Agreement, dated December 24, 2015, among Ultra Clean Holdings, Inc., East West Bank, City National Bank and the several lenders from time to time party thereto	8-K	000-50646	December 29, 2015	10.1

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.6	Guarantee and Collateral Agreement in favor of East West Bank, dated as of February 2, 2015, made by Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., American Integration Technologies LLC, UCT Sieger Engineering LLC, Integrated Flow Systems LLC, Drake Acquisition Subsidiary, Inc. and the other Grantors referred to therein and from time to time party thereto	8-K	000-50646	February 6, 2015	10.2

10.7†	Employee Stock Purchase Plan (Restated as of October 21, 2004)	10-Q	000-50646	November 8, 2004	10.9.1

10.8†	Form of Indemnification Agreement between Ultra Clean Holdings, Inc. and each of its directors and executive officers	S-1/A	333-11904	March 2, 2004	10.10

10.9†	Form of Award Agreement	S-1/A	333-11904	March 8, 2004	10.13

10.10†	Severance Policy for Executive Officers(revised)	10-K	000-50646	March 19, 2009	10.16

10.11†	Form of Restricted Stock Unit Award Agreement	10-K	000-50646	March 12, 2008	10.18

10.12†	Change in Control Severance Agreement dated as of July 31, 2009 by and between Ultra Clean Holdings, Inc. and Kevin C. Eichler	10-Q	000-50646	November 6, 2009	10.1

10.13†	Letter Agreement between the Company and Lavi Lev dated November 18, 2011	10-Q	000-50646	May 3, 2013	10.1

10.14†	Offer Letter between the Company and James P. Scholhamer dated January 3, 2015	8-K	000-50646	January 5, 2015	99.1

10.15†	Change in Control Severance Agreement dated as of January 19, 2015 by and between Ultra Clean Holdings, Inc. and James P. Scholhamer	10-K	000-50646	March 11, 2015	10.18

10.16†	Promotion Letter between the Company and Sheri Brumm dated February 18, 2016	10-K	000-50646	March 9, 2016	10.18

10.17†	Offer Letter between the Company and Sheri Brumm dated July 7, 2016	8-K	000-50646	July 12, 2016	99.1

10.18†	Change in Control Severance Agreement between the Company and Sheri Brumm dated July 7, 2016	8-K	000-50646	July 12, 2016	99.2

10.19†	Transition Agreement and Release of Claims between the Company and Kevin C. Eichler dated July 7, 2016	8-K	000-50646	July 12, 2016	99.3

16.1	Letter of Deloitte & Touche LLP to the Securities and Exchange Commission, dated April 3, 2015 regarding change in registrant’s certifying accountant	8-K	000-50646	April 3, 2015	16.1

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

21.1	Subsidiaries of Ultra Clean Holdings, Inc.					X

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm					X

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on signature page)					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Denotes management contract or compensatory plan.

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultra Clean Holdings, Inc.

By:	/S/ JAMES P. SCHOLHAMER
James P. Scholhamer
Chief Executive Officer

Date: March 15, 2017

KNOW ALL PERSONS BY THESE PRESENTS , that each person whose signature appears below constitutes and appoints James P. Scholhamer and Sheri Brumm, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission hereby ratifying and confirming that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CLARENCE L. GRANGER Clarence L. Granger	Chairman	March 15, 2017

/S/ JAMES P. SCHOLHAMER James P. Scholhamer	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2017

/S/ SHERI BRUMM Sheri Brumm	Chief Financial Officer and Senior Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)	March 15, 2017

/S/ LEONID MEZHVINSKY Leonid Mezhvinsky	Director	March 15, 2017

/S/ EMILY M. LIGGETT Emily M. Liggett	Director	March 15, 2017

/S/ THOMAS T. EDMAN Thomas T. Edman	Director	March 15, 2017

/S/ BARBARA V. SCHERER Barbara V. Scherer	Director	March 15, 2017

/S/ DAVID T. IBNALE David T. IbnAle	Director	March 15, 2017

/S/ JEFF ANDRESON Jeff Andreson	Director	March 15, 2017

Exhibit Index

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

2.1	Purchase Agreement dated as of July 28, 2015 between Ultra Clean Holdings, Inc., Charlesmost s.r.o. and Stenen one a.s., Juves one a.s. relating to the purchase and sale of 100% of the shareholding interest of MICONEX s.r.o.	8-K	000-50646	August 3, 2015	2.1

3.1	Amended and Restated Certificate of Incorporation of Ultra Clean Holdings, Inc.	S-1/A	333-11904	March 2, 2004	3.1

3.2	Amended and Restated Bylaws of Ultra Clean Holdings, Inc.	10-Q	000-50646	May 2, 2016	3.1

4.1	Specimen Stock Certificate	S-1/A	333-11904	March 8, 2004	4.1

4.2	Ultra Clean Holdings, Inc. 2003 Amended and Restated Stock Incentive Plan (amended as of May 22, 2013)	8-K	000-50646	May 24, 2013	10.1

4.3	Form of Stock Option Agreement	S-1/A	333-11904	March 8, 2004	10.6

10.1	Credit Agreement, dated as of February 2, 2015, among Ultra Clean Holdings, Inc., East West Bank, City National Bank and the several lenders from time to time party thereto	8-K	000-50646	February 6, 2015	10.1

10.2	First Amendment to the Credit Agreement, dated April 3, 2015 among Ultra Clean Holdings, Inc., East West Bank, City National Bank and the several lenders from time to time party thereto	10-Q	000-50646	May 4, 2015	10.3

10.3	Second Amendment to Credit Agreement, dated May 1, 2015, among Ultra Clean Holdings, Inc., East West Bank, City National Bank and the several lenders from time to time party thereto

10.5	Third Amendment to Credit Agreement, dated December 24, 2015, among Ultra Clean Holdings, Inc., East West Bank, City National Bank and the several lenders from time to time party thereto	8-K	000-50646	December 29, 2015	10.1

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.6	Guarantee and Collateral Agreement in favor of East West Bank, dated as of February 2, 2015, made by Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., American Integration Technologies LLC, UCT Sieger Engineering LLC, Integrated Flow Systems LLC, Drake Acquisition Subsidiary, Inc. and the other Grantors referred to therein and from time to time party thereto	8-K	000-50646	February 6, 2015	10.2

10.7†	Employee Stock Purchase Plan (Restated as of October 21, 2004)	10-Q	000-50646	November 8, 2004	10.9.1

10.8†	Form of Indemnification Agreement between Ultra Clean Holdings, Inc. and each of its directors and executive officers	S-1/A	333-11904	March 2, 2004	10.10

10.9†	Form of Award Agreement	S-1/A	333-11904	March 8, 2004	10.13

10.10†	Severance Policy for Executive Officers(revised)	10-K	000-50646	March 19, 2009	10.16

10.11†	Form of Restricted Stock Unit Award Agreement	10-K	000-50646	March 12, 2008	10.18

10.12†	Change in Control Severance Agreement dated as of July 31, 2009 by and between Ultra Clean Holdings, Inc. and Kevin C. Eichler	10-Q	000-50646	November 6, 2009	10.1

10.13†	Letter Agreement between the Company and Lavi Lev dated November 18, 2011	10-Q	000-50646	May 3, 2013	10.1

10.14†	Offer Letter between the Company and James P. Scholhamer dated January 3, 2015	8-K	000-50646	January 5, 2015	99.1

10.15†	Change in Control Severance Agreement dated as of January 19, 2015 by and between Ultra Clean Holdings, Inc. and James P. Scholhamer	10-K	000-50646	March 11, 2015	10.18

10.16†	Promotion Letter between the Company and Sheri Brumm dated February 18, 2016	10-K	000-50646	March 9, 2016	10.18

10.17†	Offer Letter between the Company and Sheri Brumm dated July 7, 2016	8-K	000-50646	July 12, 2016	99.1

10.18†	Change in Control Severance Agreement between the Company and Sheri Brumm dated July 7, 2016	8-K	000-50646	July 12, 2016	99.2

10.19†	Transition Agreement and Release of Claims between the Company and Kevin C. Eichler dated July 7, 2016	8-K	000-50646	July 12, 2016	99.3

16.1	Letter of Deloitte & Touche LLP to the Securities and Exchange Commission, dated April 3, 2015 regarding change in registrant’s certifying accountant	8-K	000-50646	April 3, 2015	16.1

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

21.1	Subsidiaries of Ultra Clean Holdings, Inc.					X

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm					X

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on signature page)					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Denotes management contract or compensatory plan.