Form 10-Q
period 2017-03-31
Ultra Clean Holdings, Inc.
filed 2017-05-10
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

Number of shares outstanding of the issuer’s common stock as of April 28, 2017: 33,458,556

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share amounts)

	March 31,	December 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$54,935	$52,465
Accounts receivable, net of allowance of $82 and $65, respectively	94,848	74,663
Inventories	123,037	103,861
Prepaid expenses and other	6,221	6,461
Total current assets	279,041	237,450
Equipment and leasehold improvements, net	20,929	18,858
Goodwill	85,248	85,248
Purchased intangibles, net	35,793	37,024
Deferred tax assets, net	1,262	1,355
Other non-current assets	1,007	762
Total assets	$423,280	$380,697
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$16,108	$16,819
Accounts payable	95,522	71,189
Accrued compensation and related benefits	10,822	7,904
Deferred rent, current portion	641	634
Other current liabilities	8,039	4,515
Total current liabilities	131,132	101,061
Bank borrowings, net of current portion	48,056	50,931
Deferred tax liability	9,766	9,917
Deferred rent and other liabilities	2,553	2,657
Total liabilities	191,507	164,566
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 33,430,118 and 32,956,285 shares issued and outstanding, in 2017 and 2016, respectively	34	33
Additional paid-in capital	182,963	181,781
Common shares held in treasury, at cost, 601,944 shares in 2017 and 2016, respectively	(3,337)	(3,337)
Retained earnings	52,378	38,037
Accumulated other comprehensive loss	(265)	(383)
Total stockholders’ equity	231,773	216,131
Total liabilities and stockholders’ equity	$423,280	$380,697

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended
	March 31,	March 25,
	2017	2016
Sales	$204,594	$112,229
Cost of goods sold	167,099	97,659
Gross profit	37,495	14,570
Operating expenses:
Research and development	2,906	2,276
Sales and marketing	3,051	2,933
General and administrative	11,765	10,059
Total operating expenses	17,722	15,268
Income (loss) from operations	19,773	(698)
Interest and other income (expense), net	(938)	(1,091)
Income (loss) before provision for income taxes	18,835	(1,789)
Income tax provision	4,494	1,450
Net income (loss)	$14,341	$(3,239)

Net income (loss) per share:
Basic	$0.43	$(0.10)
Diluted	$0.42	$(0.10)
Shares used in computing net income (loss) per share:
Basic	33,061	32,309
Diluted	33,865	32,309

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands)

	Three Months Ended
	March 31,	March 25,
	2017	2016
Net income (loss)	$14,341	$(3,239)
Other comprehensive income:
Change in cumulative translation adjustment	98	97
Cash flow hedges:
Change in fair value of derivatives	13	(64)
Adjustment for net loss realized and included in net income	7	27
Total change in unrealized gain (loss) on derivative instruments	20	(37)
Other comprehensive income	118	60
Comprehensive income (loss)	$14,459	$(3,179)

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended
	March 31,	March 25,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$14,341	$(3,239)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,214	1,397
Amortization of finite-lived intangibles	1,231	1,440
Amortization of debt issuance costs	38	38
Stock-based compensation	1,382	1,065
Change in the fair value of the contingent earn out	310	421
Changes in assets and liabilities
Accounts receivable	(20,078)	(7,479)
Inventories	(19,068)	(9,173)
Prepaid expenses and other	246	1,673
Deferred income taxes	(58)	393
Other non-current assets	(245)	(8)
Accounts payable	23,793	13,244
Accrued compensation and related benefits	2,908	(1,546)
Income taxes payable	2,149	—
Other liabilities	981	1,578
Net cash provided by (used for) operating activities	9,144	(196)
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(2,784)	(2,030)
Net cash used for investing activities	(2,784)	(2,030)
Cash flows from financing activities:
Proceeds from bank borrowings	1,000	1,637
Proceeds from issuance of common stock	1,383	—
Principal payments on bank borrowings	(4,697)	(3,566)
Employees’ taxes paid upon vesting of restricted stock units	(1,582)	(404)
Net cash used for financing activities	(3,896)	(2,333)
Effect of exchange rate changes on cash and cash equivalents	6	(5)
Net increase (decrease) in cash and cash equivalents	$2,470	$(4,564)
Cash and cash equivalents at beginning of period	52,465	50,103
Cash and cash equivalents at end of period	$54,935	$45,539

Supplemental cash flow information:
Income taxes paid	$2,418	$143
Income tax refunds	$25	$598
Interest paid	$551	$692
Non-cash investing activities:
Restricted stock issued	$7,003	$1,583
Equipment and leasehold improvements purchased included in accounts payable	$658	$146

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Significant Accounting Policies

Organization — Ultra Clean Holdings, Inc. (the “Company” or “UCT”) was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Service, Inc. Ultra Clean Technology Systems and Service, Inc. was founded in 1991 by Mitsubishi Corporation and was operated as a subsidiary of Mitsubishi until November 2002, when it was acquired by UCT. UCT became a publicly traded company in March 2004. Ultra Clean Technology (Shanghai) Co., Ltd (“UCTS”) and Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. (“UCME”) were established in 2005 and 2007, respectively, to facilitate the Company’s operations in China. In December 2015, UCTS merged into UCME. Ultra Clean Asia Pacific, Pte, Ltd. (Singapore) (“UCAP”) was established in fiscal year 2008 to facilitate the Company’s operations in Singapore. In July 2012, UCT acquired American Integration Technologies LLC (“AIT”) to add to the Company’s existing customer base in the semiconductor and medical spaces and to provide additional manufacturing capabilities. In February 2015, UCT acquired Marchi Thermal Systems, Inc. (“Marchi”), a designer and manufacturer of specialty heaters, thermocouples and temperature controllers. Marchi delivers flexible heating elements and thermal solutions to our customers. The Company believes heaters are increasingly critical in equipment design for the most advanced semiconductor nodes. In July 2015, UCT acquired MICONEX s.r.o. (“Miconex”), a privately-held provider of advanced precision fabrication of plastics, primarily for the semiconductor industry that expands the Company’s capabilities with existing customers.

The Company is a global leader in the design, engineering, and manufacture of production tools, modules and subsystems for the semiconductor capital equipment and equipment industry segments with similar requirements including consumer, medical and flat panel display. The Company focuses on providing specialized engineering and manufacturing solutions for these highly complex, highly configurable, limited volume applications. In addition, the Company routinely handles major volume and design changes during the manufacturing process and provide equipment manufacturers flexibility when responding to dynamic demand changes. The Company enables its customers to realize lower manufacturing costs and reduced design-to-delivery cycle times while maintaining high quality standards.

The Company provides its customers with complete solutions that combine its expertise in design, assembly, test and component characterization. The Company’s customers value its highly flexible global manufacturing operations, its excellence in quality control and its scale and financial stability. The Company’s global footprint enables the Company to reduce manufacturing costs and design-to-delivery cycle times while maintaining high quality standards for the Company’s customers. The Company believes that these characteristics allow the Company to provide global solutions for its customers’ product demands. The Company ships the majority of its products to U.S. registered customers with locations both in and outside the U.S. In addition to its U.S. manufacturing capabilities, the Company manufactures products in its Asian facilities to support local and U.S. based customers. The Company conducts its operating activities primarily through its wholly-owned subsidiaries, Ultra Clean Technology Systems and Service, Inc., AIT, UCME, UCAP, Marchi and Miconex. The Company’s international sales represented 51.7% and 43.9% of total sales for the three months ended March 31, 2017 and March 25, 2016, respectively. See Note 10 to the Company’s Condensed Consolidated Financial Statements for further information about the Company’s geographic areas.

Basis of Presentation — The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). This financial information reflects all adjustments which are, in the opinion of the Company, normal, recurring and necessary for the fair financial statement presentation for the dates and periods presented. Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with GAAP, have been condensed or omitted. The Company’s December 30, 2016 balance sheet data were derived from its audited financial statements as of that date.

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

Significant Sales to Customers — The Company’s most significant customers (having accounted for 10% or more of sales) and their related sales as a percentage of total sales were as follows:

	Three Months Ended
	March 31,	March 25,
	2017	2016
Lam Research Corporation	58.7%	56.6%
Applied Materials, Inc.	26.9	23.1
Total	85.6%	79.7%

Two customers’ accounts receivable balances, Lam Research Corporation and Applied Materials, Inc., were individually greater than 10% of accounts receivable as of March 31, 2017 and as of December 30, 2016, and in the aggregate represented approximately 81.8% and 85.0% of accounts receivable, respectively.

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

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in thousands):

		Fair Value Measurement at
		Reporting Date Using
Description	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Interest rate swap	$35	$—	$35	$—
Other liabilities:
Interest rate swap	$5	$—	$5	$—
Contingent earn-out liability	$587	$—	$—	$587

		Fair Value Measurement at
		Reporting Date Using
Description	December 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Interest rate swap	$15	$—	$15	$—
Other liabilities:
Interest rate swap	$6	$—	$6	$—
Contingent earn-out liability	$278	$—	$—	$278

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

The Company continued to maintain a full valuation allowance on its federal, state, and one of its Singapore subsidiary’s deferred tax amounts as of March 31, 2017. Income tax positions must meet a more likely than not recognition threshold to be recognized. Income tax positions that previously failed to meet the more likely than not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the Condensed Consolidated Statements of Operations as income tax expense. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on its results of operations and financial position. Management believes that it has adequately provided for any adjustments that may result from these examinations; however, the outcome of tax audits cannot be predicted with certainty.

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

Segments — The Financial Accounting Standards Board’s (FASB) guidance regarding disclosure about segments in an enterprise and related information establishes standards for the reporting by public business enterprises of information about reportable segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the manner in which management organizes the reportable segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision-maker is considered to be the Chief Executive Officer. The Company operates in one operating segment, and therefore, has one reportable segment.

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

Stock Options

Stock option activity for the three months ended March 31, 2017:

	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 30, 2016	136,459	$13.15	0.57	$135
Granted	—
Exercised	(96,362)	14.31
Cancelled	(6,500)	14.17
Outstanding at March 31, 2017	33,597	$9.62	0.81	$243
Options exercisable at March 31, 2017	33,597	$9.62	0.81	$243

There were no options granted by the Company during either of the three months ended March 31, 2017 and March 25, 2016. As of March 31, 2017, there was no stock-based compensation expense attributable to stock options as all outstanding options were fully vested.

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

There were no RSUs and PSUs granted during the quarter ended March 31, 2017. During the three months ended March 31, 2017, 111,621 vested shares were withheld to satisfy withholding tax obligations, resulting in the net issuance of 377,471 shares. As of March 31, 2017, approximately $5.3 million of stock-based compensation cost, net of estimated forfeitures, related to RSUs and PSUs remains to be amortized over a weighted average period of two years. As of March 31, 2017, a total of 1,253,757 RSUs and PSUs remain outstanding with an aggregate intrinsic value of $20.1 million and a weighted average remaining contractual term of 1.3 years.

Restricted Stock Awards — As of March 31, 2017, a total of 60,000 RSAs were outstanding. The total unamortized expense of the Company’s unvested restricted stock awards as of March 31, 2017, was $0.1 million.

The following table summarizes the Company’s RSU and RSA activity for the three months ended March 31, 2017:

	Shares	Aggregate Fair Value (in thousands)
Unvested restricted stock units and restricted stock awards at December 30, 2016	1,757,507	$16,466
Granted	—
Vested	(489,092)
Forfeited	(14,658)
Unvested restricted stock units and restricted stock awards at March 31, 2017	1,253,757	$20,139
Vested and expected to vest restricted stock units and restricted stock awards at March 31, 2017	1,052,360	$16,741

The following table shows the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 31,	March 25,
	2017	2016
Cost of sales (1)	$343	$276
Research and development	53	61
Sales and marketing	124	77
General and administrative	862	651
	1,382	1,065
Income tax benefit	(330)	—
Stock-based compensation expense, net of tax	$1,052	$1,065

(1)	Stock-based compensation expenses capitalized in inventory for the three months ended March 31, 2017 and March 25, 2016 were not significant.

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

In March 2016, the FASB issued new guidance, ASU 2016-09, which involves several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company adopted the amended accounting guidance in the first quarter of 2017 and recognized $1.7 million of previously excluded tax attributes related to stock option windfall deductions and also recognized a corresponding offset to valuation allowance. Forfeitures will continue to be estimated consistent with the Company's existing accounting policies. The impact to the Company's financial condition, results of operations and cash flows will vary based on, among other factors, the market price of the Company's common stock.

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

2. Financial Instruments

Derivative Financial Instruments

The Company uses certain interest rate derivative contracts to hedge interest rate exposures on existing floating rate debt. The Company classifies its interest rate derivative contracts primarily within Level 2 of the fair-value hierarchy discussed in Note 1 of the Company’s Consolidated Financial Statements as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company does not use derivatives for speculative or trading purposes.

Cash Flow Hedges

In September 2015, the Company entered into an interest rate swap with East West Bank and City National Bank with a notional amount of $20.0 million pursuant to which the Company pays the counterparty a fixed rate of 0.99% and receives interest at a variable rate equal to the London Interbank Offered Rate (LIBOR) rate the Company is required to pay under its term loan, or 0.78%, as of March 31, 2017. This interest rate swap effectively locks in a fixed interest rate of 3.74% on $12.4 million of the $23.3 million term loan as of March 31, 2017, with a decreasing notional amount based on prorated quarterly principal payments over the remaining period of the term loan. Gains or losses on the effective portion of a cash flow hedge are reflected as a component of AOCI and subsequently recorded to interest and other income (expense) when the hedged transactions are realized. If the hedged transactions become probable of not occurring, the corresponding amounts in AOCI would be immediately reclassified to interest and other income (expense), net. As of March 31, 2017, the effective portion of the Company’s cash flow hedge before tax effect was less than $0.1 million, of which less than $0.1 million is expected to be reclassified from AOCI into earnings within the next 12 months.

Non-Designated Derivatives

The Miconex interest swap to convert the variable interest rates on Miconex debt to fixed rates with a total notional amount of $0.3 million is not designated as a hedging instrument. The Company recognizes gains and losses on this contract, as well any related costs in interest and other income (expense), net.

The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value (in thousands) as of March 31, 2017 and December 30, 2016.

		March 31, 2017
		Fair Value of	Fair Value of
		Derivatives	Derivatives Not
	Balance Sheet	Designated as	Designated as	Total
	Location	Hedge Instruments	Hedge Instruments	Fair Value
Derivative assets and liabilities:
Level 2:
Interest rate swap	Other non-current assets	$35	$—	$35
Interest rate swap	Deferred rent and other liabilities	$—	$5	$5

		December 30, 2016
		Fair Value of	Fair Value of
		Derivatives	Derivatives Not
	Balance Sheet	Designated as	Designated as	Total
	Location	Hedge Instruments	Hedge Instruments	Fair Value
Derivative assets and liabilities:
Level 2:
Interest rate swap	Other non-current assets	$15	$—	$15
Interest rate swap	Deferred rent and other liabilities	$—	$6	$6

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) is summarized below (in thousands):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended
	March 31,	March 25,
	2017	2016
Derivatives in Cash Flow Hedging Relationship
Interest rate swap	$13	$(64)

	Gains Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended
		March 31,	March 25,
	Income Statement Location	2017	2016
Derivatives in Cash Flow Hedging Relationship
Interest rate swap	Interest and other income (expense), net	$7	$27

There were no gains (losses) recognized in income on derivatives that are excluded from the effectiveness testing and ineffective portion of the cash flow hedge for the three months ended March 31, 2017 and March 25, 2016.

The effect of derivative instruments not designated as hedging instruments on income for the three months ended March 31, 2017 and March 25, 2016 is not significant to the financial statements.

3. Balance Sheet Information

Inventories consisted of the following (in thousands):

	March 31,	December 30,
	2017	2016
Raw materials	$87,011	$68,473
Work in process	30,558	26,529
Finished goods	5,468	8,859
Total	$123,037	$103,861

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	March 31,	December 30,
	2017	2016
Computer equipment and software	$11,165	$11,135
Furniture and fixtures	3,119	3,118
Machinery and equipment	17,915	17,016
Leasehold improvements	18,384	16,838
Accumulated depreciation	(35,056)	(33,825)
	15,527	14,282
Construction in progress	5,402	4,576
Total	$20,929	$18,858

4. Acquisitions

On July 31, 2015, the Company acquired 100.0% of the shareholding interest of Miconex. Pursuant to the purchase agreement, the Company paid $15.6 million in cash and issued 500,000 shares of the Company’s common stock. In addition, the former owners of Miconex are entitled up to $4.0 million of potential cash “earn-out” payments over a two-year period following closing, based on Miconex’s achievement of specified performance targets based on earnings before interest and taxes pursuant to the provisions of the purchase agreement. In 2016, Miconex achieved the specified performance targets for the first year and was paid the maximum of $2.0 million of the $4.0 million potential cash earn-out.

The fair value of the earn-out payments was determined by providing risk adjusted earnings projections using the Monte Carlo Simulation. These inputs are not observable in the market and thus represent a Level 3 measurement as discussed in Note 1 of the Company’s Consolidated Financial Statements. During the first quarter of fiscal year 2017, the Company reassessed the fair value of the earn-out payments, increasing the fair value from $0.3 million as of December 30, 2016 to $0.6 million as of March 31, 2017. The increase of $0.3 million was recorded as other expense in the Condensed Consolidated Statements of Operations.

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

	March 31, 2017			December 30, 2016
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
Carrying amount	$85,248	$35,793	$121,041	$85,248	$37,024	$122,272

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

	As of March 31, 2017			As of December 30, 2016
	Gross			Gross
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Useful
	Amount	Amortization	Value	Amount	Amortization	Value	Life
AIT
Customer relationships	$19,000	$(17,293)	$1,707	$19,000	$(17,058)	$1,942	7
Tradename	1,900	(1,900)	—	1,900	(1,900)	—	6
Intellectual property/know-how	1,600	(1,086)	514	1,600	(1,029)	571	7
Marchi
Customer relationships	9,900	(2,145)	7,755	9,900	(1,898)	8,002	10
Tradename	1,170	(497)	673	1,170	(443)	727	6
Intellectual property/know-how	12,300	(2,988)	9,312	12,300	(2,643)	9,657	8-12
Miconex
Customer relationships	8,800	(1,955)	6,845	8,800	(1,662)	7,138	7.5
UCT
Tradename	8,987	—	8,987	8,987	—	8,987	*
Total	$63,657	$(27,864)	$35,793	$63,657	$(26,633)	$37,024

*

The Company concluded that the UCT tradename intangible asset life is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The Company amortizes its tradenames for AIT and Marchi and customer relationships intangible asset for AIT using an accelerated method over the estimated economic life of the assets, ranging from 6 to 10  years. The Company amortizes its intellectual property/know-how and customer relationships intangible assets for Marchi and Miconex on a straight-line basis with an estimated economic life of the assets ranging from 7 to 12 years. Amortization expense was approximately $1.2 million and $1.4 million for the three months ended March 31, 2017 and March 25, 2016, respectively. Amortization expense is charged to general and administrative expense. As of March 31, 2017, future estimated amortization expense is expected to be as follows (in thousands):

Amortization
Expense
2017 (remaining in year)	$3,693
2018	4,582
2019	4,210
2020	3,682
2021	3,554
Thereafter	7,085
Total	$26,806

6. Borrowing Arrangements

The Company has credit facilities in the U.S. and Czech Republic that expire on February 2, 2019 and March 31, 2020, respectively. The Company and certain of its subsidiaries have agreed to secure all of their obligations under a credit agreement (the “Credit Agreement”) by granting a first priority lien in substantially all of their respective personal property assets (subject to certain exceptions and limitations).

As of March 31, 2017, the outstanding amounts under the U.S. Term Loan and Revolving Credit facility were $23.3 million (eight remaining quarterly installments of $ 2.9 million) and $36.2 million, respectively, gross of unamortized debt issuance costs of $0.3 million. The aggregate principal amount of the Revolving Credit facility is $40.0 million. As of March 31, 2017, interest rates on the outstanding U.S. Term Loan and Revolving Credit facility were 3.53% and 4.0%, respectively.

In order to manage interest rate risk on the variable component of the Term Loan, the Company entered into an interest rate swap in September 2015 with a total notional amount of $20.0 million (which amount decreases based on prorated quarterly principal payments over the remaining period of the Term Loan) pursuant to which the Company pays the counterparty a fixed rate of 0.99% and receives interest at a variable rate equal to the LIBOR rate the Company is required to pay under its Term Loan, or 0.78%, as of March 31, 2017. This interest rate swap effectively locks in a fixed interest rate of 3.74% on $12.4 million of the $23.3 million term loan balance outstanding as of March 31, 2017.

The Company is required to maintain certain financial covenants including a consolidated charge coverage ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00, a consolidated leverage ratio (as defined in the Credit Agreement) no greater than 3.5 to 1.00 and a minimum cash balance of $35.0 million at the end of each quarter. The Company was in compliance with all covenants for the quarter ended March 31, 2017.

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

In conjunction with the acquisition of Miconex in July 2015, the Company has a separate credit agreement with a local bank in the Czech Republic that provides for a term loan in an aggregate of 0.8 million euros and a revolving credit facility in the aggregate of up to 8.3 million euros. The credit agreement requires Miconex to maintain certain financial covenants, including a debt-to-earnings-before-interest-depreciation-and-amortization ratio no greater than 3.00 to 1.00 and an equity ratio of at least 15%. As of March 31, 2017, Miconex was in compliance with all of its covenants.

As of March 31, 2017, Miconex had outstanding amounts under the term loan and revolving credit facility of 0.4 million euros (approximately $0.4 million) and 4.2 million euros (approximately $4.5 million), respectively, for a total of $4.9 million, with interest rates ranging from 1.3% to 2.3% plus a variable rate based on the Euro Interbank Offered Rate with due dates ranging from 2017 to 2020.

As of March 31, 2017, the Company’s total bank debt was $64.2 million, and the Company has $3.8 million and 4.1 million euros (approximately $4.3 million) available to borrow on its revolving loans in the U.S. and Czech Republic, respectively.

The fair value of the Company’s long term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The fair value of the Company’s outstanding borrowings under the Company’s revolving credit facilities was based on Level 2 inputs, and fair value was determined using inputs other than quoted prices that are observable, specifically, discounted cash flows of expected payments at current borrowing rates. The Company’s carrying value approximates fair value for the Company’s long term debt and revolving credit facilities.

7. Income Tax

The Company’s income tax provision and effective tax rates for the three months ended March 31, 2017 were $4.5 million and 23.9% compared to $1.4 million and (80.8)%. The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results, as well as the impact of losses in jurisdictions with full federal and state valuation allowances for the three months ended March 31, 2017 compared to the impact of losses in jurisdictions with full state valuation allowances for the three months ended March 25, 2016.

Company management continuously evaluates the need for a valuation allowance and, as of March 31, 2017, concluded that a full valuation allowance on its federal and state deferred tax assets as well as the deferred tax assets of one its Singapore subsidiaries was still appropriate.

The Company adopted ASU No. 2016-09 in the first quarter of 2017. Prior to the adoption of ASU 2016-09, tax attributes related to stock option windfall deductions were not recorded until they resulted in a reduction of cash tax payable. As of December 30, 2016, the excluded windfall deductions for federal and state purposes were $1.6 million and $0.2 million (tax effected), respectively. Upon adoption of ASU 2016-09, the Company recognized the excluded windfall deductions as a deferred tax asset with a corresponding offset to a valuation allowance.

The Company does not provide for U.S. taxes on its undistributed earnings of foreign subsidiaries that it intends to invest indefinitely outside the U.S., unless such taxes are otherwise required under U.S. tax law. In 2016, the Company determined that a portion of the current year earnings of one of its China subsidiaries may be remitted in the future to one of its foreign subsidiaries outside of mainland China and, accordingly, the Company provided for the related withholding taxes in its condensed consolidated financial statements. If the Company changes its intent to reinvest its undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previous anticipated remaining unremitted foreign earnings, the Company could be required to accrue or pay U.S. taxes on some or all of these undistributed earnings. As of March 31, 2017, the Company had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $119.7 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The Company’s gross liability for unrecognized tax benefits as of March 31, 2017 and March 25, 2016 was $0.3 million and $0.3 million, respectively. Although it is possible some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

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

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	March 31,	March 25,
	2017	2016
Numerator:
Net income (loss)	$14,341	$(3,239)
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	33,061	32,309
Shares used in computation — diluted:
Shares used in computing basic net income (loss) per share	33,061	32,309
Dilutive effect of common shares outstanding subject to repurchase	793	—
Dilutive effect of options outstanding	11	—
Weighted average shares used in computing diluted net income (loss) per share	33,865	32,309
Net income (loss) per share — basic	$0.43	$(0.10)
Net income (loss) per share — diluted	$0.42	$(0.10)

The Company had securities outstanding which could potentially dilute basic net income per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income per share, as their effect would have been anti-dilutive. Such outstanding securities consisted of 94,962 for the three month period ended March 31, 2017 and 196,286 for the three month period ended March 25, 2016. For the three months period ended March 25, 2016, all potentially dilutive securities outstanding were considered anti-dilutive, and therefore the calculation of basic and diluted net loss per share was the same.

9. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $124.0 million at March 31, 2017.

The Company leases properties domestically in Hayward, California, Austin, Texas, Chandler, Arizona and South San Francisco, California and internationally in China, Singapore, Philippines and the Czech Republic. The Company leases certain of its facilities under non-cancelable leases, which expire on various dates through 2023.

As of March 31, 2017, future minimum payments under these operating leases were as follows (in thousands):

Fiscal Year
2017 (remaining in year)	$5,093
2018	5,563
2019	4,415
2020	4,100
2021	3,607
Thereafter	3,051
Total minimum lease payments	$25,829

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

10. Geographical Information

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

	Three Months Ended
	March 31,	March 25,
	2017	2016
United States	$104,356	$65,839
China	12,947	3,447
Singapore	60,240	32,684
Austria	11,221	8,502
Other	15,830	1,757
	$204,594	$112,229

At March 31, 2017, approximately $6.9 million and $1.6 million of the Company’s net long-lived assets were located in Asia and the Czech Republic, respectively, and the remaining balances were located in the United States. At March 25, 2016, approximately $8.5 million and $1.8 million of the Company’s net long-lived assets were located in Asia and the Czech Republic, respectively, and the remaining balances were located in the United States.

ITEM 2.	Management’s Discussion And Analysis of Financial Condition And Results Of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on March 15, 2017. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, gross margins and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on March 15, 2017. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We ship a majority of our products to U.S. registered customers with locations both in and outside the U.S. In addition to U.S. manufacturing, we manufacture products in our Asian facilities to support local and U.S. based customers. We conduct our operating activities primarily through our wholly owned subsidiaries, Ultra Clean Technology Systems and Service, Inc., AIT, Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd., Ultra Clean Asia Pacific, Pte, Ltd., Marchi and Miconex.

Financial Highlights

Sales for the three months ended March 31, 2017 were $204.6 million, an increase of $92.4 million, or 82.3%, from the comparable quarter of 2016. Semiconductor revenue increased $85.2 million, or 80.4%, from the comparable quarter of 2016. Gross profit for the three months ended March 31, 2017 increased $22.9 million to $37.5 million, or 18.3% of sales, from $14.6 million, or 13.0% of sales, for the three months ended March 25, 2016. Total operating expenses for the three months ended March 31, 2017, were $17.7 million, or 8.7% of sales, compared to $15.3 million, or 13.6% of sales, for the three months ended March 25, 2016. We had net income of $14.3 million for the three months ended March 31, 2017, compared to net loss of $3.2 million for the three months ended March 25, 2016.

We had significant sales to two customers for the three months ended March 31, 2017 and March 25, 2016, for which each customer accounted for 10% or more of total sales. For further discussion, see Note 1. Organization and Significant Accounting Policies — Significant Sales to Customers in Notes to Condensed Consolidated Financial Statements above.

Results of Operations

For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included elsewhere in our quarterly report.

	Three Months Ended
	March 31,	March 25,
	2017	2016
Sales	100.0%	100.0%
Cost of goods sold	81.7%	87.0%
Gross profit	18.3%	13.0%
Operating expenses:
Research and development	1.4%	2.0%
Sales and marketing	1.5%	2.6%
General and administrative	5.8%	9.0%
Total operating expenses	8.7%	13.6%
Income (loss) from operations	9.6%	(0.6)%
Interest and other income (expense), net	(0.5)%	(1.0)%
Income before provision for income taxes	9.1%	(1.6)%
Income tax provision	2.2%	1.3%
Net income (loss)	6.9%	(2.9)%

Sales

Sales for the three months ended March 31, 2017 were $204.6 million, an increase of $92.4 million, or 82.3%, from $112.2 million in the comparable quarter of 2016. The increase in overall sales in the first quarter of 2017 compared to the first quarter of 2016 is primarily due to an increase in demand from our existing semiconductor customers. Overall, the semiconductor industry has been trending upward since the second quarter of 2016. On a geographic basis, sales in the U.S. increased $35.8 million to $98.8 million, or 48.3% of sales, for the three months ended March 31, 2017 compared to $63.0 million, or 56.1% of sales, for the comparable period of 2016. Foreign sales increased $56.6 million to $105.8 million, or 51.7% of sales, for the three months ended March 31, 2017 compared to $49.2 million, or 43.9% of sales, for the comparable period of 2016. The increase in sales outside of the U.S. was due primarily to an increase in semiconductor demand in non-U.S. locations.

We expect sales to be higher in the second quarter of fiscal 2017 as compared to the first quarter of 2017 due to increasing overall semiconductor customer demand.

Gross Profit

Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold.

Gross profit for the three months ended March 31, 2017 increased $22.9 million to $37.5 million, or 18.3% of sales, from $14.6 million, or 13.0% of sales, for the three months ended March 25, 2016. The increases in gross profit dollars and percent in the first quarter of 2017 compared to the same period in 2016 was due primarily to higher volume of products shipped, increased factory utilization and increased labor efficiency. We expect gross profit to increase in the second quarter of 2017 as compared to the first quarter of 2017 due to an expected increase in revenues for the second quarter of 2017.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the three months ended March 31, 2017 increased $0.6 million, or 27.7%, to $2.9 million, or 1.4% of sales, compared to $2.3 million, or 2.0% of sales in the comparable period in 2016. The increase in absolute dollars for research and development expenses when comparing three month period ended March 31, 2017 with the comparable period in 2016 was due primarily to an increase in non-production related engineering work and an increase in spending on tools and equipment.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the three months ended March 31, 2017 increased $0.1 million, or 4.0%, to $3.0 million, or 1.5% of sales, compared to $2.9 million, or 2.6% of sales, in the comparable period of 2016.

General and Administrative Expense

Our general and administrative expense has historically consisted primarily of salaries and overhead associated with our administrative staff, professional fees and amortization of our intangible assets. General and administrative expense increased $1.7 million, or 17.0%, for the three months ended March 31, 2017, to $11.8 million, or 5.8% of sales, compared with $10.1 million, or 9.0% of sales, in the comparable period of 2016. The increase is due primarily to higher employee compensation related expenses as a result of higher profitability and an increase related to our year-end audit when compared to the same activities in the prior year.

Interest and Other Income (Expense), net

Interest and other income (expense), net, for the three months ended March 31, 2017, was $(0.9) million compared to $(1.1) million in the comparable period of 2016. The decrease in net expense for the three month period ended March 25, 2017 compared to the same period in the prior year is primarily due to a decrease in interest expense as a result of lower principal balances on our debt during the period.

Income Tax Provision

Our tax expense and effective tax rates for the three months ended March 31, 2017 and March 25, 2016 were $4.5 million and 23.9%, and $1.5 million and (81.1)%, respectively. The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results, as well as the impact of losses in jurisdictions with full federal and state valuation allowances. Company management continuously evaluates the need for a valuation allowance on its deferred tax assets and, as of March 31, 2017, concluded that a full valuation allowance on its federal, state, and one of its Singapore subsidiaries was still appropriate.

Liquidity and Capital Resources

We have required capital to fund our working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of March 31, 2017, we had cash of $54.9 million compared to $52.5 million as of December 30, 2016. Our cash and cash equivalents, cash generated from operations and amounts available under our revolving line of credit described below were our principal source of liquidity as of March 31, 2017.

For the three months ended March 31, 2017, total cash provided by operating activities was $9.1 million compared to cash used for operating activities of $0.2 million for the comparable period of 2016. Operating cash flows in the three months ended March 31, 2017 included $4.2 million of non-cash activity comprised of depreciation, amortization of intangibles, stock compensation expense, amortization of debt issuance costs and a change in fair value of the contingent earn out payable to the former owners of Miconex. Cash generated from operating activities included a decrease in prepaid expenses and other of $0.2 million and increases in accounts payable of $23.8 million, accrued compensation and related benefits of $2.9 million, income taxes payable of $2.1 million and other liabilities of $1.0 million. These increases in cash flow were offset by increases in accounts receivable, inventories and other assets of $20.1 million, $19.1 million and $0.2 million, respectively, and were driven primarily from our increase in revenues and related inventory purchases to drive our revenue growth during the first and second quarters of 2017. Our cash flows from operations in any given period are largely driven by the timing of sales, the collection of accounts receivable and the payment of accounts payable.

Operating cash flows in the three months ended March 25, 2016 included $4.4 million of non-cash activity comprised of depreciation, amortization of intangibles, stock compensation expense, amortization of debt issuance costs and a change in fair value of the contingent earn out payable to the former owners of Miconex. Cash generated from operating activities included decreases in deferred income taxes and prepaid expenses and other of $0.4 million and $1.7 million, respectively, and increases in accounts payable and other liabilities of $13.2 million and $1.6 million, respectively. These increases in cash flow were offset by increases in accounts receivable and inventories of $7.5 million and $9.2 million, respectively, and a decrease in accrued compensation and related benefits of $1.5 million.

Net cash used in investing activities for the three months ended March 31, 2017 was approximately $2.8 million, attributable to the expansion of our Singapore and Texas facilities and to the costs related to the development of the Company’s new enterprise reporting system. Net cash used in investing activities for the three months ended March 25, 2016 was approximately $2.0 million, primarily attributable to the expansion of our Czech Republic facility.

Net cash used in financing activities for the three months ended March 31, 2017 was due primarily to principal payments on borrowings of $4.7 million offset by bank borrowing proceeds of $1.0 million. For the three months ended March 25, 2016, our net cash used in financing activities was due primarily to principal payments on borrowings of $3.6 million offset by bank borrowing proceeds of $1.6 million.

We anticipate that our existing cash balance and operating cash flow will be sufficient to service our indebtedness and meet our working capital requirements for at least the next twelve months. The adequacy of these resources to meet our liquidity needs beyond that period will depend on our growth and profitability, the state of the global economy, our ability to meet financial covenants under our credit facility, the cyclical expansion or contraction of the semiconductor capital equipment industry and the other industries we serve. As of March 31, 2017, approximately $40.3 million of non-U.S. cash and cash equivalents held by foreign subsidiaries may be subject to U.S. taxes if repatriated for U.S. operations. Of this amount, we intend to reinvest all of these funds outside of the U.S. and we will repatriate these funds as needed.

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

Borrowing Arrangements

We have credit facilities in the U.S. and Czech Republic that expire on February 2, 2019 and March 31, 2020, respectively. We and certain of our subsidiaries agreed to secure all of our and their respective obligations under a credit agreement (the “Credit Agreement”) by granting a first priority lien in substantially all of our and their respective personal property assets (subject to certain exceptions and limitations).

As of March 31, 2017, we have outstanding amounts under the U.S. Term Loan and Revolving Credit facility of $23.3 million (eight remaining quarterly installments of $ 2.9 million) and $36.2 million, respectively, which are gross of unamortized debt issuance costs of $0.3 million. The aggregate principal amount of the Revolving Credit facility is $40.0 million. As of March 31, 2017, interest rates on the outstanding U.S. Term Loan and Revolving Credit facility were 3.53% and 4.0%, respectively.

In order to manage interest rate risk on the variable component of the Term Loan we entered into an interest rate swap with the Lenders in September 2015 with a total notional amount of $20.0 million (which amount decreases based on prorated quarterly principal payment over the remaining period of the Term Loan) pursuant to which we pay the counterparty a fixed rate of 0.99% and receive interest at a variable rate equal to the LIBOR rate we are required to pay under our Term Loan, or 0.78%, as of March  31, 2017. This interest rate swap effectively locked in a fixed interest rate of 3.74% on $12.4 million of the $23.3 million term loan balance outstanding as of March 31, 2017.

We are required to maintain certain financial covenants with our U.S. Credit facility including a consolidated charge coverage ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00, a consolidated leverage ratio (as defined in the Credit Agreement) no greater than 3.5 to 1.00 and a minimum cash balance of $35.0 million at the end of each quarter. We were in compliance with all covenants for the quarter ended March 31, 2017.

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

In conjunction with our acquisition of Miconex in July 2015, we have a separate credit agreement with a local bank in the Czech Republic that provides for a term loan in the aggregate of 0.8 million euros and a revolving credit facility in the aggregate of up to 8.3 million euros. The credit agreement requires Miconex to maintain certain financial covenants, including a debt-to-earnings-before-interest-depreciation-and-amortization ratio no greater than 3.00 to 1.00 and an equity ratio of at least 15%. As of March 31, 2017, Miconex was in compliance with all of its covenants.

As of March 31, 2017, Miconex had outstanding amounts under the term loan and revolving credit facility of 0.4 million euros (approximately $0.4 million) and 4.2 million euros (approximately $4.5 million), respectively, for a total of $4.9 million, with interest rates ranging from 1.3% to 2.3% plus a variable rate based on the Euro Interbank Offered Rate.

As of March 31, 2017, our total bank debt was $64.2 million, and we have $3.8 million and 4.1 million euros (approximately $4.3 million) available to borrow on its revolving loans in the U.S. and Czech Republic, respectively.

Capital Expenditures

Capital expenditures were $3.3 million during the three months ended March 31, 2017 and were primarily attributable to the expansion of our Singapore facilities and to the costs related to the development of the Company’s new enterprise reporting system. The Company’s anticipated capital expenditures for the remainder of 2017 are expected to be financed primarily through cash from operations.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relations with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Other than operating leases for certain equipment and real estate and purchase order commitments primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the arrangements described under “Borrowing Arrangements” above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of March 31, 2017 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases (1)	$25,829	$5,093	$9,978	$7,707	$3,051
Borrowing arrangements (2)	64,444	13,344	51,065	35	—
PO commitments	123,959	123,959	—	—	—
Total	$214,232	$142,396	$61,043	$7,742	$3,051

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

(2)

Amounts reflect obligations under our New Revolving Credit Facility gross of $0.3 million of unamortized debt issuance costs, under which $23.3 million is outstanding under the New Term Loan and approximately $36.2 million under the New Revolving Credit Facility as of March 31, 2017 and of our bank debt of $4.9 million held by Miconex, in the Czech Republic.

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

There have been no material changes to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K subsequent to December 30, 2016.  For further information on our critical and other significant accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2016, filed with the SEC.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first three months of fiscal 2017. Refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 30, 2016 for a more complete discussion of the market risks we encounter.

ITEM 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon our evaluation, we concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. As a group, two customers accounted for 85.6%, 86.4% and 84.3% of sales for the three months ended March 31, 2017, for fiscal years 2016 and 2015, respectively, and we expect that our sales will continue to be concentrated among a small number of customers. In addition, our customer contracts generally do not require customers to place any orders. Accordingly, the success of our business depends on OEMs continuing to outsource the manufacturing of critical subsystems to us. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers, whether due to such customer’s decision to not continue to outsource all or a portion of its critical subsystems for its capital equipment to us, such customer giving market share to our competitors or for other reasons, such as a customer’s bankruptcy or insolvency or decreased demand for such customer’s products. We have in the past lost business from customers who have taken the manufacturing of our products in-house or given market share to our competitors. Further, since our customers generally own the designs and other intellectual property to the products we manufacture, we cannot prevent them from licensing such designs and other intellectual property to our competitors for the manufacturing of such products. If we are unable to replace revenue from customers who determine to take subsystem assembly in-house or give market share to our competitors, such events could have a material adverse impact on our financial position and results of operations.

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

On February 2, 2015, we entered into a new credit agreement by and among us, certain of our subsidiaries, East West Bank and City National Bank. This agreement was subsequently amended in December 2015 with such amendments effective as of December 25, 2015 (as amended, the “Credit Agreement”). This Credit Agreement provides for a term loan in an aggregate principal amount of $40.0 million and a revolving credit facility in an aggregate principal amount of $40.0 million, a letter of credit facility in the aggregate availability amount of $20.0 million and a swingline sub-facility in the aggregate availability amount of $5.0 million. On February 2, 2015, we borrowed an aggregate of $46.5 million under this Credit Agreement to repay the remaining outstanding balance from our prior loan with Silicon Valley Bank. On February 5, 2015, we borrowed an additional $29.7 million under this Credit Agreement to finance the acquisition of Marchi. The Company has a balance of $36.2 million on its revolving loan with $3.8 million available to borrow as of March 31, 2017. The Company’s term loan balance is $23.3 million as of March 31, 2017, with required payments of $2.9 million per quarter through February 2, 2019. In addition, Miconex has a debt balance of $4.9 million as of March 31, 2017. The Company’s total debt as of March 31, 2017, gross of capitalized loan costs of $0.3 million, was $64.2 million.

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

We made capital expenditures of approximately $3.3 million and $2.0 million for the three months period ended March 31, 2017 and March 25, 2016, respectively related to our manufacturing facilities in the United States and Singapore. In February 2015, we paid approximately $29.9 million and issued 1,437,500 shares of our common stock in connection with our acquisition of Marchi. The cash portion of the merger consideration was financed through the new credit facility described above; of which an aggregate of $59.5 million was outstanding as of March 31, 2017. In July 2015, we acquired Miconex for total consideration of $20.7 million which includes $15.6 million paid in cash, 500,000 shares of Company’s common stock, and up to $4.0 million of potential cash “earn-out” payments over two-year period. In 2016, Miconex achieved the specified performance targets for the first year and was paid the maximum of $2.0 million of the $4.0 million potential cash earn-out. The amount of our future capital requirements or strategic acquisitions will depend on many factors, including:

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

We had $54.9 million in cash and cash equivalents as of March 31, 2017 of which $40.3 million was held by our foreign subsidiaries. If the cash and cash equivalents held by our foreign subsidiaries is needed for our operations or to fund capital expenditures or other strategic acquisitions in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. In addition, such funds may not be readily available to meet our domestic cash requirements.

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

We generated approximately 51.7% and 43.9% of our sales in international markets for the three months period ended March 31, 2017 and March 25, 2016, respectively. Depending on market conditions, we intend to expand our operations in Asia and Europe, principally in China and Singapore and the Czech Republic. In addition, through our acquisition of AIT, we acquired a manufacturing facility in Cebu, Philippines. The carrying amount of our fixed assets in Asia and Europe were $6.9 million and $1.6 million, respectively as of March 31, 2017.

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

We had $85.2 million of goodwill recorded on our consolidated balance sheet as of March 31, 2017. Goodwill represents the excess of cost over the fair market value of net tangible and finite lived, identifiable intangible assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. During the fourth quarter of each year, we perform an annual review of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our financial results and net worth could be materially adversely affected.

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

Certain regulations related to conflict minerals could adversely impact our business.

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

(a) Exhibits

The following exhibits are filed with this current Report on Form 10-Q for the quarter ended March 31, 2017:

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
Date: May 10, 2017

	By:	/S/ JAMES P. SCHOLHAMER
	Name:	James P. Scholhamer
	Title:	Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

Date: May 10, 2017

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