Form 10-Q
period 2017-06-30
Ultra Clean Holdings, Inc.
filed 2017-08-09
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Number of shares outstanding of the issuer’s common stock as of July 28, 2017: 33,560,200

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share amounts)

	June 30,	December 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$59,482	$52,465
Accounts receivable, net of allowance of $84 and $65, respectively	101,874	74,663
Inventories	139,705	103,861
Prepaid expenses and other	6,829	6,461
Total current assets	307,890	237,450
Equipment and leasehold improvements, net	23,467	18,858
Goodwill	85,248	85,248
Purchased intangibles, net	34,562	37,024
Deferred tax assets, net	1,111	1,355
Other non-current assets	1,565	762
Total assets	$453,843	$380,697
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$16,117	$16,819
Accounts payable	104,089	71,189
Accrued compensation and related benefits	10,981	7,904
Deferred rent, current portion	651	634
Other current liabilities	10,441	4,515
Total current liabilities	142,279	101,061
Bank borrowings, net of current portion	44,691	50,931
Deferred tax liability	9,753	9,917
Deferred rent and other liabilities	2,452	2,657
Total liabilities	199,175	164,566
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 33,553,987 and 32,956,285 shares issued and outstanding, in 2017 and 2016, respectively	34	33
Additional paid-in capital	184,409	181,781
Common shares held in treasury, at cost, 601,944 shares in 2017 and 2016, respectively	(3,337)	(3,337)
Retained earnings	72,557	38,037
Accumulated other comprehensive gain (loss)	1,005	(383)
Total stockholders’ equity	254,668	216,131
Total liabilities and stockholders’ equity	$453,843	$380,697

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 24,	June 30,	June 24,
	2017	2016	2017	2016
Sales	$228,261	$129,831	$432,855	$242,060
Cost of goods sold	184,890	110,810	351,989	208,469
Gross profit	43,371	19,021	80,866	33,591
Operating expenses:
Research and development	2,774	2,359	5,680	4,635
Sales and marketing	3,351	2,785	6,402	5,718
General and administrative	12,841	10,158	24,606	20,217
Total operating expenses	18,966	15,302	36,688	30,570
Income from operations	24,405	3,719	44,178	3,021
Interest and other income (expense), net	(1,120)	(836)	(2,058)	(1,927)
Income before provision for income taxes	23,285	2,883	42,120	1,094
Income tax provision	3,106	2,160	7,600	3,610
Net income (loss)	$20,179	$723	$34,520	$(2,516)

Net income (loss) per share:
Basic	$0.60	$0.02	$1.04	$(0.08)
Diluted	$0.59	$0.02	$1.01	$(0.08)
Shares used in computing net income (loss) per share:
Basic	33,433	32,565	33,247	32,437
Diluted	34,064	32,792	34,017	32,437

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 24,	June 30,	June 24,
	2017	2016	2017	2016
Net income (loss)	$20,179	$723	$34,520	$(2,516)
Other comprehensive income (loss):
Change in cumulative translation adjustment	591	(21)	689	76
Cash flow hedges:
Change in fair value of derivatives	679	(64)	692	(128)
Adjustment for net gain (loss) realized and included in net income	—	24	7	50
Total change in unrealized gain (loss) on derivative instruments	679	(40)	699	(78)
Other comprehensive income (loss)	1,270	(61)	1,388	(2)
Comprehensive income (loss)	$21,449	$662	$35,908	$(2,518)

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended
	June 30,	June 24,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$34,520	$(2,516)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,586	2,801
Amortization of finite-lived intangibles	2,462	2,879
Amortization of debt issuance costs	76	76
Stock-based compensation	2,762	2,183
Change in the fair value of the contingent earn out	619	628
Changes in assets and liabilities
Accounts receivable	(26,717)	(13,869)
Inventories	(35,174)	(17,500)
Prepaid expenses and other	13	1,298
Deferred income taxes	(40)	784
Other non-current assets	(337)	(36)
Accounts payable	31,350	25,016
Accrued compensation and related benefits	3,010	656
Income taxes payable	3,993	—
Other liabilities	1,058	1,245
Net cash provided by operating activities	20,181	3,645
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(5,770)	(3,702)
Disposal of equipment and leasehold improvements	—	62
Net cash used for investing activities	(5,770)	(3,640)
Cash flows from financing activities:
Proceeds from bank borrowings	5,205	2,052
Proceeds from issuance of common stock	1,677	104
Principal payments on bank borrowings	(12,607)	(7,758)
Employees’ taxes paid upon vesting of restricted stock units	(1,810)	(434)
Net cash used for financing activities	(7,535)	(6,036)
Effect of exchange rate changes on cash and cash equivalents	141	(19)
Net increase (decrease) in cash and cash equivalents	$7,017	$(6,050)
Cash and cash equivalents at beginning of period	52,465	50,103
Cash and cash equivalents at end of period	$59,482	$44,053

Supplemental cash flow information:
Income taxes paid	$3,797	$2,265
Income tax refunds	$25	$598
Interest paid	$2,259	$1,306
Non-cash investing activities:
Restricted stock issued	$9,485	$2,576
Equipment and leasehold improvements purchased included in accounts payable	$1,475	$148

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

The Company is a global leader in the design, engineering, and manufacture of production tools, modules and subsystems for the semiconductor capital equipment and equipment industry segments with similar requirements including consumer, medical and flat panel display. The Company focuses on providing specialized engineering and manufacturing solutions for these highly complex, highly configurable, limited volume applications. In addition, the Company routinely handles major volume and design changes during the manufacturing process and provides equipment manufacturers flexibility when responding to dynamic demand changes. The Company enables its customers to realize lower manufacturing costs and reduced design-to-delivery cycle times while maintaining high quality standards.

The Company provides its customers with complete solutions that combine its expertise in design, assembly, test and component characterization. The Company’s customers value its highly flexible global manufacturing operations, its excellence in quality control and its scale and financial stability. The Company’s global footprint enables the Company to reduce manufacturing costs and design-to-delivery cycle times while maintaining high quality standards for the Company’s customers. The Company believes that these characteristics allow the Company to provide global solutions for its customers’ product demands. The Company ships the majority of its products to U.S. registered customers with locations both in and outside the U.S. In addition to its U.S. manufacturing capabilities, the Company manufactures products in its Asian facilities to support local and U.S. based customers. The Company conducts its operating activities primarily through its wholly-owned subsidiaries, Ultra Clean Technology Systems and Service, Inc., AIT, UCME, UCAP, Marchi and Miconex. The Company’s international sales represented 51.9% and 45.1% of total sales for the three months ended June 30, 2017 and June 24, 2016, respectively and 51.8% and 44.5% of total sales for the six months ended June 30, 2017 and June 24, 2016, respectively. See Note 10 to the Company’s Condensed Consolidated Financial Statements for further information about the Company’s geographic areas.

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

Significant Sales to Customers — The Company’s most significant customers (having accounted for 10% or more of sales) and their related sales as a percentage of total sales were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 24,	June 30,	June 24,
	2017	2016	2017	2016
Lam Research Corporation	57.1%	55.4%	57.9%	56.0%
Applied Materials, Inc.	25.7	27.0	26.3	25.2
Total	82.8%	82.4%	84.2%	81.2%

Two customers’ accounts receivable balances, Lam Research Corporation and Applied Materials, Inc., were individually greater than 10% of accounts receivable as of June 30, 2017 and as of December 30, 2016, and in the aggregate represented approximately 77.6% and 85.0% of accounts receivable, respectively.

Fair Value of Measurements — The Company measures its cash equivalents, foreign currency forward contracts, interest rate derivative contracts and contingent earn-out liability at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:

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

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in thousands):

		Fair Value Measurement at
		Reporting Date Using
Description	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Interest rate swap	$33	$—	$33	$—
Forward contracts	$841	$—	$841	$—
Other liabilities:
Interest rate swap	$5	$—	$5	$—
Contingent earn-out liability	$897	$—	$—	$897

		Fair Value Measurement at
		Reporting Date Using
Description	December 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Interest rate swap	$15	$—	$15	$—
Other liabilities:
Interest rate swap	$6	$—	$6	$—
Contingent earn-out liability	$278	$—	$—	$278

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

Internal use software — Direct costs incurred to develop software for internal use are capitalized and amortized over an estimated useful life of three or five years. Costs related to the design or maintenance of internal use software are expensed as incurred. Capitalized internal use software is included in computer equipment and software.

Construction in progress — Construction in progress is related to the construction or development of property and equipment that has not yet been placed in service for their intended use and is, therefore, not depreciated. Construction in progress currently includes capitalized costs related to the Company’s new enterprise reporting system implementation project.

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

The Company continued to maintain a full valuation allowance on its federal, state, and one of its Singapore subsidiary’s deferred tax amounts as of June 30, 2017. Income tax positions must meet a more likely than not recognition threshold to be recognized. Income tax positions that previously failed to meet the more likely than not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the Condensed Consolidated Statements of Operations as income tax expense. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on its results of operations and financial position. Management believes that it has adequately provided for any adjustments that may result from these examinations; however, the outcome of tax audits cannot be predicted with certainty.

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

Stock Options

Stock option activity for the six months ended June 30, 2017:

	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 30, 2016	136,459	$13.15	0.57	$135
Granted	—
Exercised	(112,362)	13.97
Cancelled	(13,825)	14.56
Outstanding at June 30, 2017	10,272	$2.32	1.60	$169
Options exercisable at June 30, 2017	10,272	$2.32	1.60	$169

There were no options granted by the Company during either of the six months ended June 30, 2017 and June 24, 2016. As of June 30, 2017, there was no stock-based compensation expense attributable to stock options as all outstanding options were fully vested.

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

During the quarter ended June 30, 2017, the Company granted 185,752 RSUs, with a weighted average fair value of $19.80 per share, and granted 108,498 performance stock units with a weighted average fair value of $19.80 per share. There were no RSUs and PSUs granted during the quarter ended March 31, 2017.

During the six months ended June 30, 2017, 122,258 vested shares were withheld to satisfy withholding tax obligations, resulting in the net issuance of 480,334 shares. As of June 30, 2017, approximately $8.5 million of stock-based compensation cost, net of estimated forfeitures, related to RSUs and PSUs remains to be amortized over a weighted average period of two years. As of June 30, 2017, a total of 1,452,838 RSUs and PSUs remain outstanding with an aggregate intrinsic value of $26.3 million and a weighted average remaining contractual term of 1.2 years.

Restricted Stock Awards — As of June 30, 2017, a total of 52,500 RSAs were outstanding. The total unamortized expense of the Company’s unvested restricted stock awards as of June 30, 2017, was $0.9 million.

The following table summarizes the Company’s RSU and RSA activity for the six months ended June 30, 2017:

	Shares	Aggregate Fair Value (in thousands)
Unvested restricted stock units and restricted stock awards at December 30, 2016	1,757,507	$16,466
Granted	346,750
Vested	(610,092)
Forfeited	(41,327)
Unvested restricted stock units and restricted stock awards at June 30, 2017	1,452,838	$26,256
Vested and expected to vest restricted stock units and restricted stock awards at June 30, 2017	1,222,726	$21,942

The following table shows the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 24,	June 30,	June 24,
	2017	2016	2017	2016
Cost of sales (1)	$258	$190	$601	$466
Research and development	47	67	100	128
Sales and marketing	97	100	221	177
General and administrative	978	761	1,840	1,412
	1,380	1,118	2,762	2,183
Income tax benefit	(184)	(840)	(498)	—
Stock-based compensation expense, net of tax	$1,196	$278	$2,264	$2,183

(1)	Stock-based compensation expenses capitalized in inventory for the three and six months ended June 30, 2017 and June 24, 2016 were not significant.

Recent Accounting Pronouncements

In May 2014, the FASB amended the existing accounting standards for revenue recognition. In August 2015, the FASB delayed the effective date of the amended accounting standard for revenue recognition by one year. As such, the updated standard will be effective for the Company in the first quarter of 2018, which is when the Company plans to adopt this standard. The Company performed an assessment of the impact of these new accounting standards on its consolidated financial statements by outlining all revenue generating activities, mapping those activities to deliverables and tracing those deliverables to the standard. As a result, the Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements. The Company plans to use the modified retrospective transition method. The standard requires new substantial disclosures and the Company will continue to evaluate these disclosure requirements.

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

2. Financial Instruments

Derivative Financial Instruments

The Company utilizes foreign currency forward contracts with a local financial institution in Czech Republic to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations and uses certain interest rate derivative contracts to hedge interest rate exposures on existing floating rate debt. The Company classifies its foreign currency forward contracts and interest rate derivative contracts primarily within Level 2 of the fair-value hierarchy discussed in Note 1 of the Company’s Consolidated Financial Statements as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company does not use derivatives for speculative or trading purposes.

Cash Flow Hedges

In September 2015, the Company entered into an interest rate swap with East West Bank and City National Bank with a notional amount of $20.0 million pursuant to which the Company pays the counterparty a fixed rate of 0.99% and receives interest at a variable rate equal to the London Interbank Offered Rate (LIBOR) rate the Company is required to pay under its term loan, or 1.04%, as of June 30, 2017. This interest rate swap effectively locks in a fixed interest rate of 3.74% on $10.9 million of the $16.2 million term loan as of June 30, 2017, with a decreasing notional amount based on prorated quarterly principal payments over the remaining period of the term loan.  In 2017, Miconex entered into foreign currency forward contracts to hedge certain forecasted costs and expenses transactions denominated in currencies other than Miconex’s local currency. The notional principal of these contracts was approximately $17.6 million as of June 30, 2017. These contracts have maturities of 36 months or less. Gains or losses on the effective portion of a cash flow hedge are reflected as a component of AOCI and subsequently recorded to interest and other income (expense) when the hedged transactions are realized. If the hedged transactions become probable of not occurring, the corresponding amounts in AOCI would be immediately reclassified to interest and other income (expense), net.  As of June 30, 2017, the effective portion of the Company’s cash flow hedge before tax effect was $0.8 million, of which $0.4 million is expected to be reclassified from AOCI into earnings within the next 12 months.

Non-Designated Derivatives

The Miconex interest swap to convert the variable interest rates on Miconex debt to fixed rates with a total notional amount of $0.3 million is not designated as a hedging instrument. The Company recognizes gains and losses on this contract, as well any related costs in interest and other income (expense), net.

The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value (in thousands) as of June 30, 2017 and December 30, 2016.

		June 30, 2017
		Fair Value of	Fair Value of
		Derivatives	Derivatives Not
	Balance Sheet	Designated as	Designated as	Total
	Location	Hedge Instruments	Hedge Instruments	Fair Value
Derivative assets and liabilities:
Level 2:
Forward contracts	Prepaid expenses and other	$375	$—	$375
Interest rate swap	Other non-current assets	$33	$	$33
Forward contracts	Other non-current assets	$466	$—	$466
Interest rate swap	Deferred rent and other liabilities	$—	$5	$5

		December 30, 2016
		Fair Value of	Fair Value of
		Derivatives	Derivatives Not
	Balance Sheet	Designated as	Designated as	Total
	Location	Hedge Instruments	Hedge Instruments	Fair Value
Derivative assets and liabilities:
Level 2:
Interest rate swap	Other non-current assets	$15	$—	$15
Interest rate swap	Deferred rent and other liabilities	$—	$6	$6

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) is summarized below (in thousands):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended		Six Months Ended
	June 30,	June 24,	June 30,	June 24,
	2017	2016	2017	2016
Derivatives in Cash Flow Hedging Relationship
Interest rate swap	$(2)	$(64)	$11	$(128)
Forward contracts	$841	$—	$841	$—

	Gains Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended		Six Months Ended
		June 30,	June 24,	June 30,	June 24,
	Income Statement Location	2017	2016	2017	2016
Derivatives in Cash Flow Hedging Relationship
Interest rate swap	Interest and other income (expense), net	$—	$24	$7	$50
Forward contracts	Interest and other income (expense), net	$—	$—	$—	$—

There were no gains (losses) recognized in income on derivatives that are excluded from the effectiveness testing and ineffective portion of the cash flow hedge for the three and six months ended June 30, 2017 and June 24, 2016.

The effect of derivative instruments not designated as hedging instruments on income for the three and six months ended June 30, 2017 and June 24, 2016 is not significant to the financial statements.

3. Balance Sheet Information

Inventories consisted of the following (in thousands):

	June 30,	December 30,
	2017	2016
Raw materials	$96,164	$68,473
Work in process	37,592	26,529
Finished goods	5,949	8,859
Total	$139,705	$103,861

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	June 30,	December 30,
	2017	2016
Computer equipment and software	$11,555	$11,135
Furniture and fixtures	3,116	3,118
Machinery and equipment	18,589	17,016
Leasehold improvements	19,111	16,838
Accumulated depreciation	(36,522)	(33,825)
	15,849	14,282
Construction in progress	7,618	4,576
Total	$23,467	$18,858

4. Acquisition Earn-out

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

The fair value of the earn-out payments was determined by providing risk adjusted earnings projections using the Monte Carlo Simulation. These inputs are not observable in the market and thus represent a Level 3 measurement as discussed in Note 1 of the Company’s Consolidated Financial Statements. During the first and second quarters of fiscal year 2017, the Company reassessed the fair value of the earn-out payments, increasing the fair value from $0.3 million as of December 30, 2016 to $0.9 million as of June 30, 2017. The increase of $0.6 million was recorded as other expense in the Condensed Consolidated Statements of Operations.

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

	June 30, 2017			December 30, 2016
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
Carrying amount	$85,248	$34,562	$119,810	$85,248	$37,024	$122,272

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

	As of June 30, 2017			As of December 30, 2016
	Gross			Gross
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Useful
	Amount	Amortization	Value	Amount	Amortization	Value	Life
AIT
Customer relationships	$19,000	$(17,528)	$1,472	$19,000	$(17,058)	$1,942	7
Tradename	1,900	(1,900)	—	1,900	(1,900)	—	6
Intellectual property/know-how	1,600	(1,143)	457	1,600	(1,029)	571	7
Marchi
Customer relationships	9,900	(2,392)	7,508	9,900	(1,898)	8,002	10
Tradename	1,170	(550)	620	1,170	(443)	727	6
Intellectual property/know-how	12,300	(3,333)	8,967	12,300	(2,643)	9,657	8-12
Miconex
Customer relationships	8,800	(2,249)	6,551	8,800	(1,662)	7,138	7.5
UCT
Tradename	8,987	—	8,987	8,987	—	8,987	*
Total	$63,657	$(29,095)	$34,562	$63,657	$(26,633)	$37,024

*

The Company concluded that the UCT tradename intangible asset life is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The Company amortizes its tradenames for AIT and Marchi and customer relationships intangible asset for AIT using an accelerated method over the estimated economic life of the assets, ranging from 6 to 10  years. The Company amortizes its intellectual property/know-how and customer relationships intangible assets for Marchi and Miconex on a straight-line basis with an estimated economic life of the assets ranging from 7 to 12 years. Amortization expense was approximately $1.2 million and $1.4 million for the three months ended June 30, 2017 and June 24, 2016, respectively.  Amortization expense is charged to general and administrative expense. As of June 30, 2017, future estimated amortization expense is expected to be as follows (in thousands):

Amortization
Expense
2017 (remaining in year)	$2,462
2018	4,582
2019	4,210
2020	3,682
2021	3,554
Thereafter	7,085
Total	$25,575

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

As of June 30, 2017, the outstanding amounts under the U.S. Term Loan and Revolving Credit facility were $16.2 million and $39.9 million, respectively, gross of unamortized debt issuance costs of $0.2 million. The aggregate principal amount of the Revolving Credit facility is $40.0 million. As of June 30, 2017, interest rates on the outstanding U.S. Term Loan and Revolving Credit facility were 3.79% and 4.25%, respectively.

In order to manage interest rate risk on the variable component of the Term Loan, the Company entered into an interest rate swap in September 2015 with a total notional amount of $20.0 million (which amount decreases based on prorated quarterly principal payments over the remaining period of the Term Loan) pursuant to which the Company pays the counterparty a fixed rate of 0.99% and receives interest at a variable rate equal to the LIBOR rate the Company is required to pay under its Term Loan, or 1.04%, as of June 30, 2017. This interest rate swap effectively locks in a fixed interest rate of 3.74% on $10.9 million of the $16.2 million term loan balance outstanding as of June 30, 2017.

The Company is required to maintain certain financial covenants including a consolidated charge coverage ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00, a consolidated leverage ratio (as defined in the Credit Agreement) no greater than 3.5 to 1.00 and a minimum cash balance of $35.0 million at the end of each quarter. The Company was in compliance with all covenants for the quarter ended June 30, 2017.

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

In conjunction with the acquisition of Miconex in July 2015, the Company has a separate credit agreement with a local bank in the Czech Republic that provides for a term loan in an aggregate of 0.8 million euros and a revolving credit facility in the aggregate of up to 8.3 million euros. The credit agreement requires Miconex to maintain certain financial covenants, including a debt-to-earnings-before-interest-depreciation-and-amortization ratio no greater than 3.00 to 1.00 and an equity ratio of at least 15%. As of June 30, 2017, Miconex was in compliance with all of its covenants.

As of June 30, 2017, Miconex had outstanding amounts under the term loan and revolving credit facility of 0.4 million euros (approximately $0.4 million) and 4.0 million euros (approximately $4.5 million), respectively, for a total of $4.9 million, with interest rates ranging from 1.3% to 2.3% plus a variable rate based on the Euro Interbank Offered Rate with due dates ranging from 2017 to 2020.

As of June 30, 2017, the Company’s total bank debt was $60.8 million, and the Company has $0.1 million and 4.3 million euros (approximately $4.9 million) available to borrow on its revolving loans in the U.S. and Czech Republic, respectively.

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

7. Income Tax

The Company’s income tax provision and effective tax rates for the three and six months ended June 30, 2017 were $3.1 million and 13.3% and $7.6 million and 18.0%, respectively compared to $2.2 million and 75.1% and $3.6 million and 330.2%, respectively for the three and six months ended June 24, 2016. The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results, including the impact of income and losses in jurisdictions with full federal and state valuation allowances for the three and six months ended June 30, 2017 compared to the impact of losses in jurisdictions with full state valuation allowances for the three and six months ended June 24, 2016.

Company management continuously evaluates the need for a valuation allowance and, as of June 30, 2017, concluded that a full valuation allowance on its federal and state deferred tax assets as well as the deferred tax assets of one its Singapore subsidiaries was still appropriate.

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

The Company does not provide for U.S. taxes on its undistributed earnings of foreign subsidiaries that it intends to invest indefinitely outside the U.S., unless such taxes are otherwise required under U.S. tax law. In 2016, the Company determined that a portion of the current year earnings of one of its China subsidiaries may be remitted in the future to one of its foreign subsidiaries outside of mainland China and, accordingly, the Company provided for the related withholding taxes in its condensed consolidated financial statements. If the Company changes its intent to reinvest its undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previous anticipated remaining unremitted foreign earnings, the Company could be required to accrue or pay U.S. taxes on some or all of these undistributed earnings. As of June 30, 2017, the Company had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $139.7 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The Company’s gross liability for unrecognized tax benefits as of June 30, 2017 and June 24, 2016 was $0.3 million and $0.3 million, respectively. Although it is possible some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

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

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,	June 24,	June 30,	June 24,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$20,179	$723	$34,520	$(2,516)
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	33,433	32,565	33,247	32,437
Shares used in computation — diluted:
Shares used in computing basic net income (loss) per share	33,433	32,565	33,247	32,437
Dilutive effect of common shares outstanding subject to repurchase	622	184	749	—
Dilutive effect of options outstanding	9	43	21	—
Weighted average shares used in computing diluted net income (loss) per share	34,064	32,792	34,017	32,437
Net income (loss) per share — basic	$0.60	$0.02	$1.04	$(0.08)
Net income (loss) per share — diluted	$0.59	$0.02	$1.01	$(0.08)

The Company had securities outstanding which could potentially dilute basic net income per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income per share, as their effect would have been anti-dilutive. Such outstanding securities consisted of 191,679 stock options for the three months period ended June 24, 2016 and none for the three and six month periods ended June 30, 2017. For the six months period ended June 24, 2016, all potentially dilutive securities outstanding were considered anti-dilutive, and therefore the calculation of basic and diluted net loss per share was the same.

9. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $149.2 million at June 30, 2017.

The Company leases properties domestically in Hayward, California, Austin, Texas, Chandler, Arizona and South San Francisco, California and internationally in China, Singapore, Philippines and the Czech Republic. The Company leases certain of its facilities under non-cancelable leases, which expire on various dates through 2023.

As of June 30, 2017, future minimum payments under these operating leases were as follows (in thousands):

Fiscal Year
2017 (remaining in year)	$3,553
2018	6,264
2019	5,090
2020	4,745
2021	4,252
Thereafter	3,642
Total minimum lease payments	$27,546

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

	Three Months Ended		Six Months Ended
	June 30,	June 24,	June 30,	June 24,
	2017	2016	2017	2016
United States	$129,349	$67,891	$233,705	$133,730
China	5,166	1,185	18,113	4,632
Singapore	73,810	43,359	134,050	76,043
Austria	8,491	9,309	19,712	17,811
Other	11,445	8,087	27,275	9,844
	$228,261	$129,831	$432,855	$242,060

At June 30, 2017, approximately $6.5 million and $1.6 million of the Company’s net long-lived assets were located in Asia and the Czech Republic, respectively, and the remaining balances were located in the United States. At June 24, 2016, approximately $8.0 million and $1.9 million of the Company’s net long-lived assets were located in Asia and the Czech Republic, respectively, and the remaining balances were located in the United States.

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

Financial Highlights

Sales for the three months ended June 30, 2017 were $228.3 million, an increase of $98.4 million, or 75.8%, from the comparable quarter of 2016. Semiconductor revenue increased $93.2 million, or 79.6%, from the comparable quarter of 2016. Gross profit for the three months ended June 30, 2017 increased $24.4 million to $43.4 million, or 19.0% of sales, from $19.0 million, or 14.7% of sales, for the three months ended June 24, 2016. Total operating expenses for the three months ended June 30, 2017, were $19.0 million, or 8.3% of sales, compared to $15.3 million, or 11.8% of sales, for the three months ended June 24, 2016. We had net income of $20.2 million for the three months ended June 30, 2017, compared to net income of $0.7 million for the three months ended June 24, 2016.

Sales for the six months ended June 30, 2017, were $432.9 million, an increase of $190.8 million, or 78.8% from the comparable period of 2016. Gross profit for the six months ended June 30, 2017 increased $47.3 million to $80.9 million, or 18.7% of sales, from $33.6 million, or 13.9% of sales, during the comparable period of 2016. Total operating expenses for the six months ended June 30, 2017, were $36.7 million, or 8.4% of sales, compared to $30.6 million, or 12.6% of sales, for the six months ended June 24, 2016. We had a net income of $34.5 million for the six months ended June 30, 2017 as compared to net loss of $2.5 million for the six months ended June 24, 2016.

We had significant sales to two customers for the three and six months ended June 30, 2017 and June 24, 2016, for which each customer accounted for 10% or more of total sales. Their related sales as a percentage of total sales were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 24,	June 30,	June 24,
	2017	2016	2017	2016
Lam Research Corporation	57.1%	55.4%	57.9%	56.0%
Applied Materials, Inc.	25.7	27.0	26.3	25.2
Total	82.8%	82.4%	84.2%	81.2%

Results of Operations

For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included elsewhere in our quarterly report.

	Three Months Ended		Six Months Ended
	June 30,	June 24,	June 30,	June 24,
	2017	2016	2017	2016
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	81.0%	85.3%	81.3%	86.1%
Gross profit	19.0%	14.7%	18.7%	13.9%
Operating expenses:
Research and development	1.2%	1.8%	1.3%	1.9%
Sales and marketing	1.5%	2.2%	1.5%	2.4%
General and administrative	5.6%	7.8%	5.6%	8.3%
Total operating expenses	8.3%	11.8%	8.4%	12.6%
Income (loss) from operations	10.7%	2.9%	10.3%	1.3%
Interest and other income (expense), net	(0.5)%	(0.6)%	(0.5)%	(0.8)%
Income before provision for income taxes	10.2%	2.3%	9.8%	0.5%
Income tax provision	1.4%	1.7%	1.8%	1.5%
Net income (loss)	8.8%	$0.6%	8.0%	(1.0)%

Sales

Sales for the three months ended June 30, 2017 were $228.3 million, an increase of $98.4 million, or 75.8%, from $129.8 million in the comparable quarter of 2016. The increase in overall sales in the second quarter of 2017 compared to the second quarter of 2016 is due to an increase in the volume of products shipped which is the result of higher demand from our existing semiconductor customers. Overall, the semiconductor industry has been trending upward since the second quarter of 2016. On a geographic basis, sales in the U.S. increased $38.4 million to $109.7 million, or 48.1% of sales, for the three months ended June 30, 2017 compared to $71.3 million, or 54.9% of sales, for the comparable period of 2016. Foreign sales increased $60.0 million to $118.6 million, or 51.9% of sales, for the three months ended June 30, 2017 compared to $58.5 million, or 45.1% of sales, for the comparable period of 2016.

Sales for the six months ended June 30, 2017, were $432.9 million, an increase of $190.8 million, or 78.8%, from $242.1 million in the comparable period of 2016. The increase in sales for the six months ended June 30, 2017, which includes increases of $178.4 million and $12.4 million in semiconductor and non-semiconductor industries, respectively, was due to an increase in the volume of products shipped as a result of continued semiconductor demand from our major customers. Sales in the U.S. for the six months ended June 30, 2017 increased by $74.1 million to $208.4 million while foreign sales increased by $116.7 million to $224.4 million when compared to the same period in prior year.

We expect sales to be higher in the third quarter of fiscal 2017 as compared to the second quarter of 2017 due to continued overall semiconductor customer demand.

Gross Profit

Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold.

Gross profit for the three months ended June 30, 2017 increased $24.4 million to $43.4 million, or 19.0% of sales, from $19.0 million, or 14.7% of sales, for the three months ended June 24, 2016. The increases in gross profit and gross margin in the second quarter of 2017 compared to the same period in 2016 was due primarily to higher volume of products shipped, increased factory utilization and increased labor efficiency. We expect gross profit to increase in the third quarter of 2017 as compared to the second quarter of 2017 due to an expected increase in revenues for the third quarter of 2017.

Gross profit for the six months ended June 30, 2017, increased by $47.3 million to $80.9 million, or 18.7% of sales, from $33.6 million, or 13.9% of sales, for the six months ended June 24, 2016. The increase in gross profit and gross margin when comparing the six months ended June 30, 2017 with the same period in 2016 is primarily due to higher volume of products shipped compared to the same period in the prior year, increased factory utilization and increased labor efficiency.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the three months ended June 30, 2017 increased $0.4 million, or 17.6%, to $2.8million, or 1.2% of sales, compared to $2.4 million, or 1.8% of sales in the comparable period in 2016.

Research and development expense for the six months ended June 30, 2017 increased by $1.0 million, or 22.5%, to $5.7 million, or 1.3% of sales, compared to $4.6 million, or 1.9% of sales in the comparable period in 2016.

The increase in research and development expense when comparing the three and six months ended June 30, 2017 with the comparable periods in 2016 was due to an increase in non-production related engineering work and an increase in employee incentive compensation related expenses as a result of higher profitability.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the three months ended June 30, 2017 increased $0.6 million, or 20.3%, to $3.4 million, or 1.5% of sales, compared to $2.8 million, or 2.2% of sales, in the comparable period of 2016.

Sales and marketing expense for the six months ended June 30, 2017 increased by $0.7 million, or 12.0%, to $6.4 million, or 1.5% of sales, compared to $5.7 million, or 2.4% of sales in the comparable period in 2016.

The increase in sales and marketing expense when comparing the three and six months ended June 30, 2017 with the comparable periods in 2016 was primarily due to an increase in employee incentive compensation related expense as a result of higher operating income.

General and Administrative Expense

Our general and administrative expense has historically consisted primarily of salaries and overhead associated with our administrative staff, professional fees and amortization of our intangible assets. General and administrative expense increased $2.7 million, or 26.4%, for the three months ended June 30, 2017, to $12.8 million, or 5.6% of sales, compared with $10.2 million, or 7.8% of sales, in the comparable period of 2016.

General and administrative expense increased approximately $4.4 million, or 21.7%, for the six months ended June 30, 2017, to $24.6 million, or 5.6% of sales, compared with $20.2 million, or 8.3% of sales, in the comparable period of 2016.

The increase in general and administrative expenses when comparing the three and six months ended June 30, 2017 with the comparable periods in 2016 was primarily due to an increase in outside services resulting from the non-capitalizeable implementation costs of our new enterprise reporting system, higher employee incentive compensation related expenses as a result of higher operating income and an increase related to our year-end audit fees.

Interest and Other Income (Expense), net

Interest and other income (expense), net, for the three and six months ended June 30, 2017, was $(1.1) million and ($2.1) million, respectively, compared to $(0.8) million and ($1.9) million, respectively, in the comparable periods of 2016. The increase in net expense for the three and six months ended June 30, 2017 compared to the same period in the prior year is primarily due to an increase from foreign currency transaction losses.

Income Tax Provision

Our tax expense and effective tax rates for the three months ended June 30, 2017 and June 24, 2016 were $3.1 million and 13.3%, and $2.2 million and 75.1%, respectively. Our tax expense and effective tax rate for the six months ended June 30, 2017 and June 24, 2016 was $7.6 million and 18.0%, and $3.6 million and 330.2%, respectively.  The change in respective rates reflects changes in the geographic mix of worldwide earnings and financial results, including the impact of income and losses in jurisdictions with full federal and state valuation allowances. Company management continuously evaluates the need for a valuation allowance on its deferred tax assets and, as of June 30, 2017, concluded that a full valuation allowance on its federal, state, and one of its Singapore subsidiaries was still appropriate.

Liquidity and Capital Resources

We have required capital to fund our working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of June 30, 2017, we had cash of $59.5 million compared to $52.5 million as of December 30, 2016. Our cash and cash equivalents, cash generated from operations and amounts available under our revolving line of credit described below were our principal source of liquidity as of June 30, 2017.

For the six months ended June 30, 2017, total cash provided by operating activities was $20.2 million compared to cash provided by operating activities of $3.6 million for the comparable period of 2016. Operating cash flows in the six months ended June 30, 2017 included $8.5 million of non-cash activity comprised of depreciation, amortization of intangibles, stock compensation expense, amortization of debt issuance costs and a change in fair value of the contingent earn out payable to the former owners of Miconex. Cash generated from operating activities included increases in accounts payable of $31.4 million, accrued compensation and related benefits of $3.0 million, income taxes payable of $4.0 million and other liabilities of $1.1 million. These increases in cash flow were offset by increases in accounts receivable, inventories and other assets of $26.7 million, $35.2 million and $0.3 million, respectively, and were driven primarily from our increase in revenues and related inventory purchases to drive our revenue growth during the first and second quarters of 2017. Our cash flows from operations in any given period are largely driven by the timing of sales, the collection of accounts receivable and the payment of accounts payable.

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

Net cash used in investing activities for the six months ended June 30, 2017 was approximately $5.8 million, attributable to the expansion of our Singapore and Arizona facilities and to the costs related to the development of the Company’s new enterprise reporting system. Net cash used in investing activities for the six months ended June 24, 2016 was approximately $3.6 million, attributable to the expansion of our Czech Republic and Texas facilities.

Net cash used in financing activities for the six months ended June 30, 2017 was due primarily to principal payments on bank borrowings of $12.6 million offset by bank borrowing proceeds of $5.2 million. For the six months ended June 24, 2016, our net cash used in financing activities was due primarily to principal payments on bank borrowings of $7.8 million offset by an increase of $2.1 million in Miconex bank borrowings.

We anticipate that our existing cash balance and operating cash flow will be sufficient to service our indebtedness and meet our working capital requirements for at least the next twelve months. The adequacy of these resources to meet our liquidity needs beyond that period will depend on our growth and profitability, the state of the global economy, our ability to meet financial covenants under our credit facility, the cyclical expansion or contraction of the semiconductor capital equipment industry and the other industries we serve. As of June 30, 2017, approximately $43.3 million of non-U.S. cash and cash equivalents held by foreign subsidiaries may be subject to U.S. taxes if repatriated for U.S. operations. Our intent is to reinvest all of these funds outside of the U.S.

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

As of June 30, 2017, we have outstanding amounts under the U.S. Term Loan and Revolving Credit facility of $16.2 million and $39.9 million, respectively, which are gross of unamortized debt issuance costs of $0.2 million. The aggregate principal amount of the Revolving Credit facility is $40.0 million. As of June 30, 2017, interest rates on the outstanding U.S. Term Loan and Revolving Credit facility were 3.79% and 4.25%, respectively.

In order to manage interest rate risk on the variable component of the Term Loan we entered into an interest rate swap with the Lenders in September 2015 with a total notional amount of $20.0 million (which amount decreases based on prorated quarterly principal payment over the remaining period of the Term Loan) pursuant to which we pay the counterparty a fixed rate of 0.99% and receive interest at a variable rate equal to the LIBOR rate we are required to pay under our Term Loan, or 1.04%, as of June 30, 2017. This interest rate swap effectively locked in a fixed interest rate of 3.74% on $10.9 million of the $16.2 million term loan balance outstanding as of June 30, 2017.

We are required to maintain certain financial covenants with our U.S. Credit facility including a consolidated charge coverage ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00, a consolidated leverage ratio (as defined in the Credit Agreement) no greater than 3.5 to 1.00 and a minimum cash balance of $35.0 million at the end of each quarter. We were in compliance with all covenants for the quarter ended June 30, 2017.

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

In conjunction with our acquisition of Miconex in July 2015, we have a separate credit agreement with a local bank in the Czech Republic that provides for a term loan in the aggregate of 0.8 million euros and a revolving credit facility in the aggregate of up to 8.3 million euros. The credit agreement requires Miconex to maintain certain financial covenants, including a debt-to-earnings-before-interest-depreciation-and-amortization ratio no greater than 3.00 to 1.00 and an equity ratio of at least 15%. As of June 30, 2017, Miconex was in compliance with all of its covenants.

As of June 30, 2017, Miconex had outstanding amounts under the term loan and revolving credit facility of 0.4 million euros (approximately $0.4 million) and 4.0 million euros (approximately $4.5 million), respectively, for a total of $4.9 million, with interest rates ranging from 1.3% to 2.3% plus a variable rate based on the Euro Interbank Offered Rate.

As of June 30, 2017, our total bank debt was $60.8 million, and we have $0.1 million and 4.3 million euros (approximately $4.9 million) available to borrow on its revolving loans in the U.S. and Czech Republic, respectively.

Capital Expenditures

Capital expenditures were $7.1 million during the six months ended June 30, 2017 and were primarily attributable to the expansion of our Singapore facilities and to the costs related to the development of the Company’s new enterprise reporting system. The Company’s anticipated capital expenditures for the remainder of 2017 are expected to be financed primarily through cash from operations.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relations with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Other than operating leases for certain equipment and real estate and purchase order commitments primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the arrangements described under “Borrowing Arrangements” above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of June 30, 2017 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases (1)	$27,546	$3,553	$11,354	$8,997	$3,642
Borrowing arrangements (2)	61,050	6,211	54,814	25	—
PO commitments	149,183	149,183	—	—	—
Total	$237,779	$158,947	$66,168	$9,022	$3,642

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

(2)

Amounts reflect obligations under our New Revolving Credit Facility gross of $0.2 million of unamortized debt issuance costs, under which $16.2 million is outstanding under the New Term Loan and approximately $39.9 million under the New Revolving Credit Facility as of June 30, 2017 and of our bank debt of $4.9 million held by Miconex, in the Czech Republic.

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

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first six months of fiscal 2017. Refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 30, 2016 for a more complete discussion of the market risks we encounter.

ITEM 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including our Acting Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon our evaluation, we concluded that our disclosure controls and procedures were effective as of June 30, 2017.

As required by Rule 13a-15(d), management, including our Acting Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on our evaluation, we concluded that there has been no change during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. As a group, two customers accounted for 82.8%, 86.4% and 84.3% of sales for the six months ended June 30, 2017, for fiscal years 2016 and 2015, respectively, and we expect that our sales will continue to be concentrated among a small number of customers. In addition, our customer contracts generally do not require customers to place any orders. Accordingly, the success of our business depends on OEMs continuing to outsource the manufacturing of critical subsystems to us. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers, whether due to such customer’s decision to not continue to outsource all or a portion of its critical subsystems for its capital equipment to us, such customer giving market share to our competitors or for other reasons, such as a customer’s bankruptcy or insolvency or decreased demand for such customer’s products. We have in the past lost business from customers who have taken the manufacturing of our products in-house or given market share to our competitors. Further, since our customers generally own the designs and other intellectual property to the products we manufacture, we cannot prevent them from licensing such designs and other intellectual property to our competitors for the manufacturing of such products. If we are unable to replace revenue from customers who determine to take subsystem assembly in-house or give market share to our competitors, such events could have a material adverse impact on our financial position and results of operations.

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

We are in the process of implementing a new Company-wide ERP system. This process has been and continues to be complex and time-consuming and we expect to incur additional expenses. This ERP system will replace many of our existing operating and financial systems, which is a major undertaking from a financial management and personnel perspective. Should the new ERP system not be implemented successfully throughout all our business units and within budget and on time, or if the system does not perform in a satisfactory manner, it could be disruptive and adversely affect our operations, including our potential ability to report accurate, timely and consistent financial results; our ability to purchase raw material from and pay our suppliers; and deliver products to customers on a timely basis and to collect our receivables from them. Furthermore, this new ERP system is intended to be implemented in all locations over the course of fiscal year 2019. Once operational, we expect depreciation of our capitalized ERP costs will be significant and may not be offset by the efficiencies we expect this system to produce for the Company.

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

On February 2, 2015, we entered into a new credit agreement by and among us, certain of our subsidiaries, East West Bank and City National Bank. This agreement was subsequently amended in December 2015 with such amendments effective as of December 25, 2015 (as amended, the “Credit Agreement”). This Credit Agreement provides for a term loan in an aggregate principal amount of $40.0 million and a revolving credit facility in an aggregate principal amount of $40.0 million, a letter of credit facility in the aggregate availability amount of $20.0 million and a swingline sub-facility in the aggregate availability amount of $5.0 million. On February 2, 2015, we borrowed an aggregate of $46.5 million under this Credit Agreement to repay the remaining outstanding balance from our prior loan with Silicon Valley Bank. On February 5, 2015, we borrowed an additional $29.7 million under this Credit Agreement to finance the acquisition of Marchi. The Company has a balance of $39.9 million on its revolving loan with $0.1 million available to borrow as of June 30, 2017. The Company’s term loan balance is $16.2 million as of June 30, 2017. In addition, Miconex has a debt balance of $4.9 million as of June 30, 2017. The Company’s total debt as of June 30, 2017, gross of capitalized loan costs of $0.2 million, was $61.0 million.

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

We made capital expenditures of approximately $7.1 million and $3.7 million for the six months ended June 30, 2017 and June 24, 2016, respectively related to our manufacturing facilities in the United States and Singapore. In February 2015, we paid approximately $29.9 million and issued 1,437,500 shares of our common stock in connection with our acquisition of Marchi. The cash portion of the merger consideration was financed through the new credit facility described above; of which an aggregate of $56.1 million was outstanding as of June 30, 2017. In July 2015, we acquired Miconex for total consideration of $20.7 million which includes $15.6 million paid in cash, 500,000 shares of Company’s common stock, and up to $4.0 million of potential cash “earn-out” payments over two-year period. In 2016, Miconex achieved the specified performance targets for the first year and was paid the maximum of $2.0 million of the $4.0 million potential cash earn-out. The amount of our future capital requirements or strategic acquisitions will depend on many factors, including:

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

We had $59.5 million in cash and cash equivalents as of June 30, 2017 of which $43.3 million was held by our foreign subsidiaries. If the cash and cash equivalents held by our foreign subsidiaries is needed for our operations or to fund capital expenditures or other strategic acquisitions in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. In addition, such funds may not be readily available to meet our domestic cash requirements.

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

We generated approximately 51.8% and 44.5% of our sales in international markets for the six months ended June 30, 2017 and June 24, 2016, respectively. Depending on market conditions, we intend to expand our operations in Asia and Europe, principally in China and Singapore and the Czech Republic. In addition, through our acquisition of AIT, we acquired a manufacturing facility in Cebu, Philippines. The carrying amount of our fixed assets in Asia and Europe were $6.5 million and $1.6 million, respectively as of June 30, 2017.

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

We had $85.2 million of goodwill recorded on our consolidated balance sheet as of June 30, 2017. Goodwill represents the excess of cost over the fair market value of net tangible and finite lived, identifiable intangible assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. During the fourth quarter of each year, we perform an annual review of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our financial results and net worth could be materially adversely affected.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a) Exhibits

The following exhibits are filed with this current Report on Form 10-Q for the quarter ended June 30, 2017:

Exhibit Number	Description
10.1(1)	Ultra Clean Holdings, Inc. Amended and Restated Stock incentive Plan (Amended as of May 31, 2017)
10.2	Amendment to Offer Letter and change in Control Severance Agreement by and between Jim Scholhamer and Ultra Clean Holdings, Inc.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 filed with the SEC on July 25, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA CLEAN HOLDINGS, INC.
(Registrant)
Date: August 9, 2017

	By:	/S/ SHERI BRUMM
	Name:	Sheri Brumm
	Title:	Acting Chief Executive Officer, Chief Financial Officer, Senior Vice President and Secretary
(duly authorized signatory)

Exhibit Index

Exhibit Number	Description
10.1(1)	Ultra Clean Holdings, Inc. Amended and Restated Stock incentive Plan (Amended as of May 31, 2017)
10.2	Amendment to Offer Letter and change in Control Severance Agreement by and between Jim Scholhamer and Ultra Clean Holdings, Inc.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 filed with the SEC on July 25, 2017.