Form 10-Q
period 2017-09-29
Ultra Clean Holdings, Inc.
filed 2017-11-08
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2017

or

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

Number of shares outstanding of the issuer’s common stock as of October 27, 2017: 33,627,343

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share amounts)

	September 29,	December 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$65,939	$52,465
Accounts receivable, net of allowance of $44 and $65, respectively	107,662	74,663
Inventories	165,303	103,861
Prepaid expenses and other	11,460	6,461
Total current assets	350,364	237,450
Equipment and leasehold improvements, net	28,943	18,858
Goodwill	85,248	85,248
Purchased intangibles, net	33,331	37,024
Deferred tax assets, net	1,098	1,355
Other non-current assets	1,769	762
Total assets	$500,753	$380,697
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$15,518	$16,819
Accounts payable	130,539	71,189
Accrued compensation and related benefits	12,510	7,904
Deferred rent, current portion	661	634
Other current liabilities	11,020	4,515
Total current liabilities	170,248	101,061
Bank borrowings, net of current portion	41,810	50,931
Deferred tax liability	9,607	9,917
Deferred rent and other liabilities	2,408	2,657
Total liabilities	224,073	164,566
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 33,627,343 and 32,956,285 shares issued and outstanding, in 2017 and 2016, respectively	34	33
Additional paid-in capital	186,159	181,781
Common shares held in treasury, at cost, 601,944 shares in 2017 and 2016, respectively	(3,337)	(3,337)
Retained earnings	92,273	38,037
Accumulated other comprehensive gain (loss)	1,551	(383)
Total stockholders’ equity	276,680	216,131
Total liabilities and stockholders’ equity	$500,753	$380,697

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 29,	September 23,	September 29,	September 23,
	2017	2016	2017	2016
Sales	$242,610	$146,154	$675,465	$388,214
Cost of goods sold	199,914	122,663	551,903	331,132
Gross profit	42,696	23,491	123,562	57,082
Operating expenses:
Research and development	2,722	2,447	8,402	7,082
Sales and marketing	3,662	2,819	10,064	8,537
General and administrative	13,050	11,525	37,656	31,742
Total operating expenses	19,434	16,791	56,122	47,361
Income from operations	23,262	6,700	67,440	9,721
Interest and other income (expense), net	(19)	(1,336)	(2,077)	(3,263)
Income before provision for income taxes	23,243	5,364	65,363	6,458
Income tax provision	3,527	2,750	11,127	6,360
Net income	$19,716	$2,614	$54,236	$98

Net income per share:
Basic	$0.59	$0.08	$1.63	$0.00
Diluted	$0.57	$0.08	$1.59	$0.00
Shares used in computing net income per share:
Basic	33,540	32,759	33,342	32,544
Diluted	34,360	33,100	34,216	32,887

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 29,	September 23,	September 29,	September 23,
	2017	2016	2017	2016
Net income	$19,716	$2,614	$54,236	$98
Other comprehensive income:
Change in cumulative translation adjustment	312	50	1,001	125
Cash flow hedges:
Change in fair value of derivatives	333	27	1,026	(101)
Adjustment for net gain (loss) realized and included in net income	(100)	20	(93)	71
Total change in unrealized gain (loss) on derivative instruments	233	47	933	(30)
Other comprehensive income	545	97	1,934	95
Comprehensive income	$20,261	$2,711	$56,170	$193

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended
	September 29,	September 23,
	2017	2016
Cash flows from operating activities:
Net income	$54,236	$98
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,895	4,242
Amortization of finite-lived intangibles	3,693	4,318
Amortization of debt issuance costs	115	114
Stock-based compensation	5,059	4,040
Change in the fair value of the contingent earn out	(278)	1,405
Excess tax benefit from stock-based compensation	—	771
Loss in the disposal of fixed assets	72	—
Changes in assets and liabilities
Accounts receivable	(32,387)	(6,567)
Inventories	(60,484)	(16,185)
Prepaid expenses and other	(4,386)	1,249
Deferred income taxes	(224)	1,276
Other non-current assets	(486)	(26)
Accounts payable	57,695	12,342
Accrued compensation and related benefits	4,514	443
Income taxes payable	4,614	450
Other liabilities	1,978	1,412
Net cash provided by operating activities	37,626	9,382
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(12,534)	(5,460)
Disposal of equipment and leasehold improvements	—	34
Net cash used for investing activities	(12,534)	(5,426)
Cash flows from financing activities:
Proceeds from bank borrowings	8,172	4,523
Proceeds from issuance of common stock	1,689	500
Principal payments on bank borrowings	(19,228)	(11,016)
Excess tax benefit from stock-based compensation	—	(771)
Employees’ taxes paid upon vesting of restricted stock units	(2,369)	—
Net cash used for financing activities	(11,736)	(6,764)
Effect of exchange rate changes on cash and cash equivalents	118	(25)
Net increase (decrease) in cash and cash equivalents	$13,474	$(2,833)
Cash and cash equivalents at beginning of period	52,465	50,103
Cash and cash equivalents at end of period	$65,939	$47,270

Supplemental cash flow information:
Income taxes paid	$6,860	$2,988
Income tax refunds	$25	$591
Interest paid	$3,409	$1,920
Non-cash investing activities:
Restricted stock issued	$11,778	$3,690
Equipment and leasehold improvements purchased included in accounts payable	$1,514	$483

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

The Company provides its customers with complete solutions that combine its expertise in design, assembly, test and component characterization. The Company’s customers value its highly flexible global manufacturing operations, its excellence in quality control and its scale and financial stability. The Company’s global footprint enables the Company to reduce manufacturing costs and design-to-delivery cycle times while maintaining high quality standards for the Company’s customers. The Company believes that these characteristics allow the Company to provide global solutions for its customers’ product demands. The Company ships the majority of its products to U.S. registered customers with locations both in and outside the U.S. In addition to its U.S. manufacturing capabilities, the Company manufactures products in its Asian facilities to support local and U.S. based customers. The Company conducts its operating activities primarily through its wholly-owned subsidiaries, Ultra Clean Technology Systems and Service, Inc., AIT, UCME, UCAP, Marchi and Miconex. The Company’s international sales represented 54.4% and 49.7% of total sales for the three months ended September 29, 2017 and September 23, 2016, respectively and 52.8% and 46.5% of total sales for the nine months ended September 29, 2017 and September 23, 2016, respectively. See Note 10 to the Company’s Condensed Consolidated Financial Statements for further information about the Company’s geographic areas.

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

Foreign Currency Translation and Remeasurement — The Company has one foreign subsidiary, Miconex, whose functional currency is not its local currency or the U.S. dollar. The Company remeasures the monetary assets and liabilities of this subsidiary into its functional currency. Gains and losses from these remeasurements are recorded in interest and other income (expense), net. The Company then translates the assets and liabilities of this subsidiary into the U.S. dollar. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income (AOCI) within stockholders’ equity. For the Company’s foreign subsidiaries where the U.S. dollar is the functional currency, any gains and losses resulting from the translation of the assets and liabilities of these subsidiaries are recorded in interest and other income (expense), net.

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

Significant Sales to Customers — The Company’s most significant customers (having accounted for 10% or more of sales) and their related sales as a percentage of total sales were as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 23,	September 29,	September 23,
	2017	2016	2017	2016
Lam Research Corporation	59.1%	49.5%	58.3%	53.5%
Applied Materials, Inc.	24.5	30.9	25.7	27.3
Total	83.6%	80.4%	84.0%	80.8%

Two customers’ accounts receivable balances, Lam Research Corporation and Applied Materials, Inc., were individually greater than 10% of accounts receivable as of September 29, 2017 and as of December 30, 2016, and in the aggregate represented approximately 76.7% and 85.0% of accounts receivable, respectively.

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

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in thousands):

		Fair Value Measurement at
		Reporting Date Using
Description	September 29, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Interest rate swap	$28	$—	$28	$—
Forward contracts	$1,097	$—	$1,097	$—
Other liabilities:
Interest rate swap	$4	$—	$4	$—
Contingent earn-out liability	$—	$—	$—	$—

		Fair Value Measurement at
		Reporting Date Using
Description	December 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Interest rate swap	$15	$—	$15	$—
Other liabilities:
Interest rate swap	$6	$—	$6	$—
Contingent earn-out liability	$278	$—	$—	$278

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

Internal use software — Direct costs incurred to develop software for internal use are capitalized and amortized over an estimated useful life of three or five years. Costs related to the maintenance of internal use software are expensed as incurred. Capitalized internal use software is included in computer equipment and software.

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

Income Taxes — The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to realize our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider recent cumulative income (loss). A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. The Company continued to maintain a full valuation allowance on its federal, state, and one of its Singapore subsidiary’s deferred tax amounts as of September 29, 2017.

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

Stock Options

Stock option activity for the nine months ended September 29, 2017:

	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 30, 2016	136,459	$13.15	0.57	$135
Granted	—
Exercised	(113,362)	13.96
Cancelled	(13,825)	14.56
Outstanding at September 29, 2017	9,272	$1.17	1.49	$273
Options exercisable at September 29, 2017	9,272	$1.17	1.49	$273

There were no options granted by the Company during either of the nine months ended September 29, 2017 and September 23, 2016. As of September 29, 2017, there was no stock-based compensation expense attributable to stock options as all outstanding options were fully vested.

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

During the quarter ended September 29, 2017, the Company granted 353,880 RSUs, with a weighted average fair value of $22.62 per share, and granted 18,750 performance stock units with a weighted average fair value of $20.24 per share. During the second quarter ended June 30, 2017, the Company granted 185,752 RSUs, with a weighted average fair value of $19.80 per share, and granted 108,498 performance stock units with a weighted average fair value of $19.80 per share. There were no RSUs and PSUs granted during the quarter ended March 31, 2017.

During the nine months ended September 29, 2017, 145,023 vested shares were withheld to satisfy withholding tax obligations, resulting in the net issuance of 552,690 shares. As of September 29, 2017, approximately $13.1 million of stock-based compensation cost, net of estimated forfeitures, related to RSUs and PSUs remains to be amortized over a weighted average period of two years. As of September 29, 2017, a total of 1,715,845 RSUs and PSUs remain outstanding with an aggregate intrinsic value of $50.9 million and a weighted average remaining contractual term of 1.2 years.

Restricted Stock Awards — As of September 29, 2017, a total of 52,500 RSAs were outstanding. The total unamortized expense of the Company’s unvested restricted stock awards as of September 29, 2017, was $0.8 million.

The following table summarizes the Company’s RSU and RSA activity for the nine months ended September 29, 2017:

	Shares	Aggregate Fair Value (in thousands)
Unvested restricted stock units and restricted stock awards at December 30, 2016	1,757,507	$16,466
Granted	719,380
Vested	(705,213)
Forfeited	(55,829)
Unvested restricted stock units and restricted stock awards at September 29, 2017	1,715,845	$50,932
Vested and expected to vest restricted stock units and restricted stock awards at September 29, 2017	1,715,845	$50,932

The following table shows the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 23,	September 29,	September 23,
	2017	2016	2017	2016
Cost of sales (1)	$395	$362	$996	$828
Research and development	77	1,277	177	1,405
Sales and marketing	190	76	411	253
General and administrative	1,635	142	3,475	1,554
	2,297	1,857	5,059	4,040
Income tax benefit	(349)	(935)	(860)	(3,979)
Stock-based compensation expense, net of tax	$1,948	$922	$4,199	$61

(1)	Stock-based compensation expenses capitalized in inventory for the three and nine months ended September 29, 2017 and September 23, 2016 were not significant.

Recent Accounting Pronouncements

In May 2014, the FASB amended the existing accounting standards for revenue recognition. In August 2015, the FASB delayed the effective date of the amended accounting standard for revenue recognition by one year. As such, the updated standard will be effective for the Company in the first quarter of 2018, which is when the Company plans to adopt this standard. The Company performed an assessment of the impact of these new accounting standards on its consolidated financial statements by outlining all revenue generating activities, mapping those activities to deliverables and tracing those deliverables to the standard. As a result, the Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements and on its internal control over financial reporting. The Company plans to use the modified retrospective transition method. The standard requires new substantial disclosures and the Company will continue to evaluate these disclosure requirements.

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

In August 2017, the FASB issued new guidance which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplifies the application of hedge accounting. This standard will be effective for the Company beginning in its first quarter of fiscal year 2019 with early adoption permitted. The Company is evaluating the impact of adopting this amendment to its consolidated financial statements and related disclosures.

2. Financial Instruments

Derivative Financial Instruments

The Company utilizes foreign currency forward contracts with a local financial institution in the Czech Republic to reduce the risk that its cash flows and earnings of its Miconex subsidiary will be adversely affected by foreign currency exchange rate fluctuations and uses certain interest rate derivative contracts to hedge interest rate exposures on existing floating rate debt. The Company classifies its foreign currency forward contracts and interest rate derivative contracts primarily within Level 2 of the fair-value hierarchy discussed in Note 1 of the Company’s Consolidated Financial Statements as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company does not use derivatives for speculative or trading purposes.

Cash Flow Hedges

In September 2015, the Company entered into an interest rate swap with East West Bank and City National Bank with a notional amount of $20.0 million pursuant to which the Company pays the counterparty a fixed rate of 0.99% and receives interest at a variable rate equal to the London Interbank Offered Rate (LIBOR) rate the Company is required to pay under its term loan, or 1.24%, as of September 29, 2017. This interest rate swap effectively locks in a fixed interest rate of 3.74% on $9.3 million of the $13.3 million term loan as of September 29, 2017, with a decreasing notional amount based on prorated quarterly principal payments over the remaining period of the term loan.  In 2017, Miconex entered into foreign currency forward contracts to hedge certain forecasted costs and expenses transactions denominated in currencies other than Miconex’s local currency. The notional principal of these contracts was approximately $16.0 million as of September 29, 2017. These contracts have maturities of 36 months or less. Gains or losses on the effective portion of a cash flow hedge are reflected as a component of AOCI and subsequently recorded to interest and other income (expense) and/or to cost of goods sold when the hedged transactions are realized. If the hedged transactions become probable of not occurring, the corresponding amounts in AOCI would be immediately reclassified to interest and other income (expense), net.  As of September 29, 2017, the effective portion of the Company’s cash flow hedge before tax effect was $1.1 million, of which $0.6 million is expected to be reclassified from AOCI into earnings within the next 12 months.

Non-Designated Derivatives

The Miconex interest rate swap to convert the variable interest rates on Miconex debt to fixed rates with a total notional amount of $0.3 million is not designated as a hedging instrument. The Company recognizes gains and losses on this contract, as well any related costs in interest and other income (expense), net.

The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value (in thousands) as of September 29, 2017 and December 30, 2016.

		September 29, 2017
		Fair Value of	Fair Value of
		Derivatives	Derivatives Not
	Balance Sheet	Designated as	Designated as	Total
	Location	Hedge Instruments	Hedge Instruments	Fair Value
Derivative assets and liabilities:
Level 2:
Forward contracts	Prepaid expenses and other	$595	$—	$595
Interest rate swap	Other non-current assets	$28	$	$28
Forward contracts	Other non-current assets	$502	$—	$502
Interest rate swap	Deferred rent and other liabilities	$—	$4	$4

		December 30, 2016
		Fair Value of	Fair Value of
		Derivatives	Derivatives Not
	Balance Sheet	Designated as	Designated as	Total
	Location	Hedge Instruments	Hedge Instruments	Fair Value
Derivative assets and liabilities:
Level 2:
Interest rate swap	Other non-current assets	$15	$—	$15
Interest rate swap	Deferred rent and other liabilities	$—	$6	$6

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) is summarized below (in thousands):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 29,	September 23,	September 29,	September 23,
	2017	2016	2017	2016
Derivatives in Cash Flow Hedging Relationship
Interest rate swap	$(11)	$27	$—	$(101)
Forward contracts	$356	$—	$1,197	$—

	Gains Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended		Nine Months Ended
		September 29,	September 23,	September 29,	September 23,
	Income Statement Location	2017	2016	2017	2016
Derivatives in Cash Flow Hedging Relationship
Interest rate swap	Interest and other income (expense), net	$(6)	$20	$(13)	$71
Forward contracts	Cost of goods sold	$106	$—	$106	$—

There were no gains (losses) recognized in income on derivatives that are excluded from the effectiveness testing and ineffective portion of the cash flow hedge for the three and nine months ended September 29, 2017 and September 23, 2016.

The effect of derivative instruments not designated as hedging instruments on income for the three and nine months ended September 29, 2017 and September 23, 2016 is not significant to the financial statements.

3. Balance Sheet Information

Inventories consisted of the following (in thousands):

	September 29,	December 30,
	2017	2016
Raw materials	$122,835	$68,473
Work in process	34,948	26,529
Finished goods	7,520	8,859
Total	$165,303	$103,861

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	September 29,	December 30,
	2017	2016
Computer equipment and software	$11,557	$11,135
Furniture and fixtures	3,139	3,118
Machinery and equipment	19,227	17,016
Leasehold improvements	19,310	16,838
Accumulated depreciation	(37,523)	(33,825)
	15,710	14,282
Construction in progress	13,233	4,576
Total	$28,943	$18,858

4. Acquisition Earn-out

On July 31, 2015, the Company acquired 100% of the shareholding interest of Miconex. Pursuant to the purchase agreement, the Company paid $15.6 million in cash and issued 500,000 shares of the Company’s common stock. In addition, the former owners of Miconex are entitled up to $4.0 million of potential cash “earn-out” payments over a two-year period following closing, based on Miconex’s achievement of specified performance targets based on earnings before interest and taxes pursuant to the provisions of the purchase agreement. In 2016, Miconex achieved the specified performance targets for the first year and was paid the maximum of $2.0 million of the $4.0 million potential cash earn-out.

The fair value of the earn-out payments was determined by providing risk adjusted earnings projections using the Monte Carlo Simulation. These inputs are not observable in the market and thus represent a Level 3 measurement as discussed in Note 1 of the Company’s Consolidated Financial Statements. During the fiscal year 2017, the Company reassessed the fair value of the earn-out payments, decreasing the fair value from $0.3 million as of December 30, 2016 to nil as of September 29, 2017. Miconex failed to achieve the specified performance target for the second year. The decrease of $0.3 million was recorded as other income in the Condensed Consolidated Statements of Operations.

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

	September 29, 2017			December 30, 2016
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
Carrying amount	$85,248	$33,331	$118,579	$85,248	$37,024	$122,272

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

	As of September 29, 2017			As of December 30, 2016
	Gross			Gross
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Useful
	Amount	Amortization	Value	Amount	Amortization	Value	Life
AIT
Customer relationships	$19,000	$(17,763)	$1,237	$19,000	$(17,058)	$1,942	7
Tradename	1,900	(1,900)	—	1,900	(1,900)	—	6
Intellectual property/know-how	1,600	(1,200)	400	1,600	(1,029)	571	7
Marchi
Customer relationships	9,900	(2,640)	7,260	9,900	(1,898)	8,002	10
Tradename	1,170	(603)	567	1,170	(443)	727	6
Intellectual property/know-how	12,300	(3,678)	8,622	12,300	(2,643)	9,657	8-12
Miconex
Customer relationships	8,800	(2,542)	6,258	8,800	(1,662)	7,138	7.5
UCT
Tradename	8,987	—	8,987	8,987	—	8,987	*
Total	$63,657	$(30,326)	$33,331	$63,657	$(26,633)	$37,024

*

The Company concluded that the UCT tradename intangible asset life is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The Company amortizes its tradenames for AIT and Marchi and customer relationships intangible asset for AIT using an accelerated method over the estimated economic life of the assets, ranging from 6 to 10 years. The Company amortizes its intellectual property/know-how and customer relationships intangible assets for Marchi and Miconex on a straight-line basis with an estimated economic life of the assets ranging from 7 to 12 years. Amortization expense was approximately $1.2 million and $1.4 million for the three months ended September 29, 2017 and September 23, 2016, respectively.  Amortization expense is charged to general and administrative expense. As of September 29, 2017, future estimated amortization expense is expected to be as follows (in thousands):

Amortization
Expense
2017 (remaining in year)	$1,231
2018	4,582
2019	4,210
2020	3,682
2021	3,554
Thereafter	7,085
Total	$24,344

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

As of September 29, 2017, the outstanding amounts under the U.S. Term Loan and Revolving Credit facility were $13.3 million and $39.9 million, respectively, gross of unamortized debt issuance costs of $0.2 million. The aggregate principal amount of the Revolving Credit facility is $40.0 million. As of September 29, 2017, interest rates on the outstanding U.S. Term Loan and Revolving Credit facility were 3.99% and 4.25%, respectively.

In order to manage interest rate risk on the variable component of the Term Loan, the Company entered into an interest rate swap in September 2015 with a total notional amount of $20.0 million (which amount decreases based on prorated quarterly principal payments over the remaining period of the Term Loan) pursuant to which the Company pays the counterparty a fixed rate of 0.99% and receives interest at a variable rate equal to the LIBOR rate the Company is required to pay under its Term Loan, or 1.24%, as of September 29, 2017. This interest rate swap effectively locks in a fixed interest rate of 3.74% on $9.3 million of the $13.3 million term loan balance outstanding as of September 29, 2017.

The Company is required to maintain certain financial covenants including a consolidated charge coverage ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00, a consolidated leverage ratio (as defined in the Credit Agreement) no greater than 3.5 to 1.00 and a minimum cash balance of $35.0 million at the end of each quarter. The Company was in compliance with all covenants for the quarter ended September 29, 2017.

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

In conjunction with the acquisition of Miconex in July 2015, the Company has a separate credit agreement with a local bank in the Czech Republic that provides for a term loan in an aggregate of 0.8 million euros and a revolving credit facility in the aggregate of up to 8.3 million euros. The credit agreement requires Miconex to maintain certain financial covenants, including a debt-to-earnings-before-interest-depreciation-and-amortization ratio no greater than 3.00 to 1.00 and an equity ratio of at least 15%. As of September 29, 2017, Miconex was in compliance with all of its covenants.

As of September 29, 2017, Miconex had outstanding amounts under the term loan and revolving credit facility of 0.3 million euros (approximately $0.4 million) and 3.3 million euros (approximately $3.9 million), respectively, for a total of $4.3 million, with interest rates ranging from 1.3% to 2.3% plus a variable rate based on the Euro Interbank Offered Rate with due dates ranging from 2017 to 2020.

As of September 29, 2017, the Company’s total bank debt was $57.3 million, and the Company has $0.1 million and 4.9 million euros (approximately $5.8 million) available to borrow on its revolving loans in the U.S. and Czech Republic, respectively.

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

7. Income Tax

The Company’s income tax provision and effective tax rates for the three and nine months ended September 29, 2017 were $3.5 million and 15.2% and $11.1 million and 17.0%, respectively compared to $2.8 million and 51.3% and $6.4 million and 98.5%, respectively for the three and nine months ended September 23, 2016. The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results, including the impact of income and losses in jurisdictions with full federal and state valuation allowances for the three and nine months ended September 29, 2017 compared to the impact of losses in jurisdictions with full federal and state valuation allowances for the three and nine months ended September 23, 2016.

Company management continuously evaluates the need for a valuation allowance and, as of September 29, 2017, concluded that a full valuation allowance on its federal and state deferred tax assets as well as the deferred tax assets of one its Singapore subsidiaries was still appropriate.

The Company adopted Accounting Standards Update No. 2016-09 (ASU 2016-09) in the first quarter of 2017. Prior to the adoption of ASU 2016-09, tax attributes related to stock option windfall deductions were not recorded until they resulted in a reduction of cash tax payable. As of December 30, 2016, the excluded windfall deductions for federal and state purposes were $1.6 million and $0.2 million (tax effected), respectively. Upon adoption of ASU 2016-09, the Company recognized the excluded windfall deductions as a deferred tax asset with a corresponding offset to a valuation allowance.

The Company does not provide for U.S. taxes on its undistributed earnings of foreign subsidiaries that it intends to invest indefinitely outside the U.S., unless such taxes are otherwise required under U.S. tax law. In 2016, the Company determined that a portion of the current year earnings of one of its China subsidiaries may be remitted in the future to one of its foreign subsidiaries outside of mainland China and, accordingly, the Company provided for the related withholding taxes in its Condensed Consolidated Financial Statements. If the Company changes its intent to reinvest its undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previous anticipated remaining unremitted foreign earnings, the Company could be required to accrue or pay U.S. taxes on some or all of these undistributed earnings. As of September 29, 2017, the Company had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $158.0 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The Company’s gross liability for unrecognized tax benefits as of September 29, 2017 and September 23, 2016 was $0.3 million and $0.4 million, respectively. Although it is possible some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

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

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 29,	September 23,	September 29,	September 23,
	2017	2016	2017	2016
Numerator:
Net income	$19,716	$2,614	$54,236	$98
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	33,540	32,759	33,342	32,544
Shares used in computation — diluted:
Shares used in computing basic net income per share	33,540	32,759	33,342	32,544
Dilutive effect of common shares outstanding subject to repurchase	813	313	856	305
Dilutive effect of options outstanding	7	28	18	38
Weighted average shares used in computing diluted net income per share	34,360	33,100	34,216	32,887
Net income per share — basic	$0.59	$0.08	$1.63	$0.00
Net income per share — diluted	$0.57	$0.08	$1.59	$0.00

The Company had securities outstanding which could potentially dilute basic net income per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income per share, as their effect would have been anti-dilutive. Such outstanding securities consisted of 174,202 and 187,389 options for the three and nine month periods ended September 23, 2016, respectively and none for the three and nine month periods ended September 29, 2017.

9. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $169.2 million at September 29, 2017.

The Company leases properties domestically in Hayward, California, Austin, Texas, Chandler, Arizona and South San Francisco, California and internationally in China, Singapore, Philippines and the Czech Republic. The Company leases certain of its facilities under non-cancelable leases, which expire on various dates through 2023.

As of September 29, 2017, future minimum payments under these operating leases were as follows (in thousands):

Fiscal Year
2017 (remaining in year)	$1,858
2018	6,767
2019	5,214
2020	4,836
2021	4,344
Thereafter	3,712
Total minimum lease payments	$26,731

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

	Three Months Ended		Nine Months Ended
	September 29,	September 23,	September 29,	September 23,
	2017	2016	2017	2016
United States	$138,866	$83,296	$372,571	$217,026
China	6,834	6,961	24,947	11,593
Singapore	73,427	39,310	207,477	115,353
Austria	6,132	7,994	25,844	25,805
Other	17,351	8,593	44,626	18,437
	$242,610	$146,154	$675,465	$388,214

At September 29, 2017, approximately $9.9 million and $1.6 million of the Company’s net long-lived assets were located in Asia and the Czech Republic, respectively, and the remaining balances were located in the United States. At September 23, 2016, approximately $7.4 million and $1.8 million of the Company’s net long-lived assets were located in Asia and the Czech Republic, respectively, and the remaining balances were located in the United States.

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

Financial Highlights

The capital equipment market continued to show strength during the third quarter of 2017, primarily from multiple technological advances driving the semiconductor industry. We have expanded and continue to expand our capabilities to enable the manufacturing of additional major modules and further increase our critical content on our customers’ platforms.

Sales for the three months ended September 29, 2017 were $242.6 million, an increase of $96.4 million, or 66.0%, from the comparable quarter of 2016. Semiconductor revenue increased $92.9 million, or 71.8%, from the comparable quarter of 2016. Gross profit for the three months ended September 29, 2017 increased $19.2 million to $42.7 million, or 17.6% of sales, from $23.5 million, or 16.1% of sales, for the three months ended September 23, 2016. Total operating expenses for the three months ended September 29, 2017, were $19.4 million, or 8.0% of sales, compared to $16.8 million, or 11.5% of sales, for the three months ended September 23, 2016. We had net income of $19.7 million for the three months ended September 29, 2017, compared to net income of $2.6 million for the three months ended September 23, 2016.

Sales for the nine months ended September 29, 2017, were $675.5 million, an increase of $287.3 million, or 74.0% from the comparable period of 2016. Gross profit for the nine months ended September 29, 2017 increased $66.5 million to $123.6 million, or 18.3% of sales, from $57.1 million, or 14.7% of sales, during the comparable period of 2016. Total operating expenses for the nine months ended September 29, 2017, were $56.1 million, or 8.3% of sales, compared to $47.4 million, or 12.2% of sales, for the nine months ended September 23, 2016. We had a net income of $54.2 million for the nine months ended September 29, 2017 as compared to net income of $0.1 million for the nine months ended September 23, 2016.

We had significant sales to two customers for the three and nine months ended September 29, 2017 and September 23, 2016, for which each customer accounted for 10% or more of total sales. Their related sales as a percentage of total sales were as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 23,	September 29,	September 23,
	2017	2016	2017	2016
Lam Research Corporation	59.1%	49.5%	58.3%	53.5%
Applied Materials, Inc.	24.5	30.9	25.7	27.3
Total	83.6%	80.4%	84.0%	80.8%

Results of Operations

For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included elsewhere in our quarterly report.

	Three Months Ended		Nine Months Ended
	September 29,	September 23,	September 29,	September 23,
	2017	2016	2017	2016
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	82.4%	83.9%	81.7%	85.3%
Gross profit	17.6%	16.1%	18.3%	14.7%
Operating expenses:
Research and development	1.1%	1.7%	1.2%	1.8%
Sales and marketing	1.5%	1.9%	1.5%	2.2%
General and administrative	5.4%	7.9%	5.6%	8.2%
Total operating expenses	8.0%	11.5%	8.3%	12.2%
Income (loss) from operations	9.6%	4.6%	10.0%	2.5%
Interest and other income (expense), net	0.0%	(0.9)%	(0.3)%	(0.8)%
Income before provision for income taxes	9.6%	3.7%	9.7%	1.7%
Income tax provision	1.5%	1.9%	1.6%	1.6%
Net income (loss)	8.1%	$1.8%	8.1%	0.1%

Sales

Sales for the three months ended September 29, 2017 were $242.6 million, an increase of $96.4 million, or 66.0%, from $146.2 million in the comparable quarter of 2016. The increase in overall sales in the third quarter of 2017 compared to the third quarter of 2016 is due to an increase in the volume of products shipped which is the result of higher demand from our existing semiconductor customers. Overall, the semiconductor industry has been trending upward since the second quarter of 2016. On a geographic basis, sales in the U.S. increased $37.1 million to $110.6 million, or 45.6% of sales, for the three months ended September 29, 2017 compared to $73.5 million, or 50.3% of sales, for the comparable period of 2016. Foreign sales increased $59.3 million to $132.0 million, or 54.4% of sales, for the three months ended September 29, 2017 compared to $72.7 million, or 49.7% of sales, for the comparable period of 2016.

Sales for the nine months ended September 29, 2017, were $675.5 million, an increase of $287.3 million, or 74.0%, from $388.2 million in the comparable period of 2016. The increase in sales for the nine months ended September 29, 2017, which includes increases of $271.3 million and $16.0 million in semiconductor and non-semiconductor industries, respectively, was due to an increase in the volume of products shipped as a result of continued semiconductor demand from our major customers. Sales in the U.S. for the nine months ended September 29, 2017 increased by $111.3 million to $319.1 million while foreign sales increased by $176.0 million to $356.4 million when compared to the same period in prior year.

We expect sales to be relatively flat in the fourth quarter of fiscal 2017 as compared to the third quarter of 2017.

Gross Profit

Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold.

Gross profit for the three months ended September 29, 2017 increased $19.2 million to $42.7 million, or 17.6% of sales, from $23.5 million, or 16.1% of sales, for the three months ended September 23, 2016. The increases in gross profit and gross margin in the third quarter of 2017 compared to the same period in 2016 was due primarily to higher volume of products shipped, increased factory utilization and increased labor efficiency. We expect gross profit to be relatively flat in the fourth quarter of fiscal 2017 as compared to the third quarter of 2017.

Gross profit for the nine months ended September 29, 2017, increased by $66.5 million to $123.6 million, or 18.3% of sales, from $57.1 million, or 14.7% of sales, for the nine months ended September 23, 2016. The increase in gross profit and gross margin when comparing the nine months ended September 29, 2017 with the same period in 2016 is primarily due to higher volume of products shipped compared to the same period in the prior year, increased factory utilization and increased labor efficiency.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the three months ended September 29, 2017 increased $0.3 million, or 11.2%, to $2.7 million, or 1.1% of sales, compared to $2.4 million, or 1.7% of sales in the comparable period in 2016.

Research and development expense for the nine months ended September 29, 2017 increased by $1.3 million, or 18.6%, to $8.4 million, or 1.2% of sales, compared to $7.1 million, or 1.8% of sales in the comparable period in 2016.

The increase in research and development expense when comparing the three and nine months ended September 29, 2017 with the comparable periods in 2016 was due to an increase in non-production related engineering work and an increase in employee incentive compensation related expenses as a result of higher operating income.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the three months ended September 29, 2017 increased $0.8 million, or 29.9%, to $3.6 million, or 1.5% of sales, compared to $2.8 million, or 1.9% of sales, in the comparable period of 2016.

Sales and marketing expense for the nine months ended September 29, 2017 increased by $1.6 million, or 17.9%, to $10.1 million, or 1.5% of sales, compared to $8.5 million, or 2.2% of sales in the comparable period in 2016.

The increase in sales and marketing expense when comparing the three and nine months ended September 29, 2017 with the comparable periods in 2016 was primarily due to an increase in employee incentive compensation related expense as a result of higher operating income.

General and Administrative Expense

Our general and administrative expense has historically consisted primarily of salaries and overhead associated with our administrative staff, professional fees and amortization of our intangible assets. General and administrative expense increased $1.6 million, or 13.2%, for the three months ended September 29, 2017, to $13.1 million, or 5.4% of sales, compared with $11.5 million, or 7.9% of sales, in the comparable period of 2016.

General and administrative expense increased approximately $6.0 million, or 18.6%, for the nine months ended September 29, 2017, to $37.7 million, or 5.6% of sales, compared with $31.7 million, or 8.2% of sales, in the comparable period of 2016.

The increase in general and administrative expenses when comparing the three and nine months ended September 29, 2017 with the comparable periods in 2016 was primarily due to an increase in outside services resulting from the non-capitalizeable implementation costs of our new enterprise reporting system, higher employee incentive compensation related expenses as a result of higher operating income and an increase related to our year-end audit fees.

Interest and Other Income (Expense), net

Interest and other income (expense), net, for the three and nine months ended September 29, 2017, was $(19) thousand and ($2.1) million, respectively, compared to $(1.3) million and ($3.3) million, respectively, in the comparable periods of 2016. The decrease in net expense of $1.3 million and $1.2 million for the three and nine months ended September 29, 2017, respectively, when compared to the same period in the prior year is primarily due to the decrease in the fair value of the contingent earn-out liability incurred in conjunction with the acquisition of Miconex. See Note 4 to the Company’s Condensed Consolidated Financial Statements for further discussion of the earn-out liability.

Income Tax Provision

Our tax expense and effective tax rates for the three months ended September 29, 2017 and September 23, 2016 were $3.5 million and 15.2%, and $2.8 million and 51.3%, respectively. Our tax expense and effective tax rate for the nine months ended September 29, 2017 and September 23, 2016 was $11.1 million and 17.0%, and $6.4 million and 98.5%, respectively.  The change in respective rates reflects changes in the geographic mix of worldwide earnings and financial results, including the impact of income and losses in jurisdictions with full federal and state valuation allowances. Company management continuously evaluates the need for a valuation allowance on its deferred tax assets and, as of September 29, 2017, concluded that a full valuation allowance on its federal, state, and one of its Singapore subsidiaries was still appropriate.

Liquidity and Capital Resources

We have capital requirements to fund our working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of September 29, 2017, we had cash of $65.9 million compared to $52.5 million as of December 30, 2016. Our cash and cash equivalents, cash generated from operations and amounts available under our revolving line of credit described below were our principal source of liquidity as of September 29, 2017.

For the nine months ended September 29, 2017, total cash provided by operating activities was $37.6 million compared to cash provided by operating activities of $9.4 million for the comparable period of 2016. Operating cash flows in the nine months ended September 29, 2017 included $12.6 million of non-cash activity comprised of depreciation, amortization of intangibles, stock compensation expense, amortization of debt issuance costs and a change in fair value of the contingent earn out payable to the former owners of Miconex. Cash generated from operating activities included increases in accounts payable of $57.7 million, accrued compensation and related benefits of $4.5 million, income taxes payable of $4.6 million and other liabilities of $2.0 million. These increases in cash flow were offset by increases in accounts receivable, inventories and other assets of $32.4 million, $60.5 million and $5.1 million, respectively, and were driven primarily from our increase in revenues and related inventory purchases to drive our revenue growth during 2017. Our cash flows from operations in any given period are largely driven by the timing of sales, the collection of accounts receivable and the payment of accounts payable.

Operating cash flows in the nine months ended September 23, 2016 included $14.9 million of non-cash activity comprised of depreciation, amortization of intangibles, stock compensation expense, amortization of debt issuance costs and a change in fair value of the contingent earn out payable to the former owners of Miconex. Cash generated from operating activities included decreases in deferred income taxes and prepaid expenses and other of $1.3 million and $1.2 million, respectively, and increases in accounts payable of $12.3 million, accrued compensation and related benefits of $0.4 million, income taxes payable of $0.5 million and other liabilities of $1.4 million. These increases in cash flow were offset by increases in accounts receivable and inventory of $6.6 million and $16.2 million, respectively.

Net cash used in investing activities for the nine months ended September 29, 2017 was approximately $12.5 million, attributable to the expansion of our Singapore and Arizona facilities and to the costs related to the development of the Company’s new enterprise reporting system. Net cash used in investing activities for the nine months ended September 23, 2016 was approximately $5.4 million, attributable to the expansion of our Czech Republic and Texas facilities and to the costs related to the development of the Company’s new enterprise reporting system.

Net cash used in financing activities for the nine months ended September 29, 2017 was due primarily to principal payments on bank borrowings of $19.2 million offset by bank borrowing proceeds of $8.2 million. For the nine months ended September 23, 2016, our net cash used in financing activities was due primarily to principal payments on borrowings of $11.0 million offset by bank borrowing proceeds of $4.5 million.

We anticipate that our existing cash balance and operating cash flow will be sufficient to service our indebtedness and meet our working capital requirements for at least the next twelve months. The adequacy of these resources to meet our liquidity needs beyond that period will depend on our growth and profitability, the state of the global economy, our ability to meet financial covenants under our credit facility, the cyclical expansion or contraction of the semiconductor capital equipment industry and the other industries we serve. As of September 29, 2017, approximately $61.2 million of non-U.S. cash and cash equivalents held by foreign subsidiaries may be subject to U.S. taxes if repatriated for U.S. operations. Our intent is to reinvest all of these funds outside of the U.S.

We may need to raise additional funds through equity or debt financings in order to expand our business or acquire additional complementary businesses or technologies, or for other reasons, including working capital requirements. If required, additional financing may not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, our stockholders’ equity interest will be diluted and these securities might have rights, preferences and privileges senior to those of our current stockholders. We may also require the consent of our lenders to raise additional funds through equity or debt financings. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.

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

As of September 29, 2017, we have outstanding amounts under the U.S. Term Loan and Revolving Credit facility of $13.3 million and $39.9 million, respectively, which are gross of unamortized debt issuance costs of $0.2 million. The aggregate principal amount of the Revolving Credit facility is $40.0 million. As of September 29, 2017, interest rates on the outstanding U.S. Term Loan and Revolving Credit facility were 3.99% and 4.25%, respectively.

In order to manage interest rate risk on the variable component of the Term Loan we entered into an interest rate swap with the Lenders in September 2015 with a total notional amount of $20.0 million (which amount decreases based on prorated quarterly principal payment over the remaining period of the Term Loan) pursuant to which we pay the counterparty a fixed rate of 0.99% and receive interest at a variable rate equal to the LIBOR rate we are required to pay under our Term Loan, or 1.24%, as of September 29, 2017. This interest rate swap effectively locked in a fixed interest rate of 3.74% on $9.3 million of the $13.3 million term loan balance outstanding as of September 29, 2017.

We are required to maintain certain financial covenants with our U.S. Credit facility including a consolidated charge coverage ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00, a consolidated leverage ratio (as defined in the Credit Agreement) no greater than 3.5 to 1.00 and a minimum cash balance of $35.0 million at the end of each quarter. We were in compliance with all covenants for the quarter ended September 29, 2017.

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

In conjunction with our acquisition of Miconex in July 2015, we have a separate credit agreement with a local bank in the Czech Republic that provides for a term loan in the aggregate of 0.8 million euros and a revolving credit facility in the aggregate of up to 8.3 million euros. The credit agreement requires Miconex to maintain certain financial covenants, including a debt-to-earnings-before-interest-depreciation-and-amortization ratio no greater than 3.00 to 1.00 and an equity ratio of at least 15%. As of September 29, 2017, Miconex was in compliance with all of its covenants.

As of September 29, 2017, Miconex had outstanding amounts under the term loan and revolving credit facility of 0.3 million euros (approximately $0.4 million) and 3.3 million euros (approximately $3.9 million), respectively, for a total of $4.3 million, with interest rates ranging from 1.3% to 2.3% plus a variable rate based on the Euro Interbank Offered Rate.

As of September 29, 2017, our total bank debt was $57.3 million, and we have $0.1 million and 4.9 million euros (approximately $5.8 million) available to borrow on our revolving loans in the U.S. and Czech Republic, respectively.

Capital Expenditures

Capital expenditures were $13.9 million during the nine months ended September 29, 2017 and were primarily attributable to the expansion of our Singapore and Arizona facilities and to the costs related to the development of the Company’s new enterprise reporting system. The Company’s anticipated capital expenditures for the remainder of 2017 are expected to be financed primarily through cash from operations.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relations with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Other than operating leases for certain equipment and real estate and purchase order commitments primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the arrangements described under “Borrowing Arrangements” above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of September 29, 2017 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases (1)	$26,731	$1,858	$11,981	$9,180	$3,712
Borrowing arrangements (2)	57,532	6,921	50,601	10	—
PO commitments	169,219	169,219	—	—	—
Total	$253,482	$177,998	$62,582	$9,190	$3,712

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

(2)

Amounts reflect obligations under our New Revolving Credit Facility gross of $0.2 million of unamortized debt issuance costs, under which $13.3 million is outstanding under the New Term Loan and approximately $39.9 million under the New Revolving Credit Facility as of September 29, 2017 and of our bank debt of $4.3 million held by Miconex, in the Czech Republic.

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

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first nine months of fiscal 2017. Refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 30, 2016 for a more complete discussion of the market risks we encounter.

ITEM 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon our evaluation, we concluded that our disclosure controls and procedures were effective as of September 29, 2017.

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

A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. As a group, two customers accounted for 84.0%, 86.4% and 84.3% of sales for the nine months ended September 29, 2017, for fiscal years 2016 and 2015, respectively, and we expect that our sales will continue to be concentrated among a small number of customers. In addition, our customer contracts generally do not require customers to place any orders. Accordingly, the success of our business depends on OEMs continuing to outsource the manufacturing of critical subsystems to us. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers, whether due to such customer’s decision to not continue to outsource all or a portion of its critical subsystems for its capital equipment to us, such customer giving market share to our competitors or for other reasons, such as a customer’s bankruptcy or insolvency or decreased demand for such customer’s products. We have in the past lost business from customers who have taken the manufacturing of our products in-house or given market share to our competitors. Further, since our customers generally own the designs and other intellectual property to the products we manufacture, we cannot prevent them from licensing such designs and other intellectual property to our competitors for the manufacturing of such products. If we are unable to replace revenue from customers who determine to take subsystem assembly in-house or give market share to our competitors, such events could have a material adverse impact on our financial position and results of operations.

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

On February 2, 2015, we entered into a new credit agreement by and among us, certain of our subsidiaries, East West Bank and City National Bank. This agreement was subsequently amended in December 2015 with such amendments effective as of December 25, 2015 (as amended, the “Credit Agreement”). This Credit Agreement provides for a term loan in an aggregate principal amount of $40.0 million and a revolving credit facility in an aggregate principal amount of $40.0 million, a letter of credit facility in the aggregate availability amount of $20.0 million and a swingline sub-facility in the aggregate availability amount of $5.0 million. On February 2, 2015, we borrowed an aggregate of $46.5 million under this Credit Agreement to repay the remaining outstanding balance from our prior loan with Silicon Valley Bank. On February 5, 2015, we borrowed an additional $29.7 million under this Credit Agreement to finance the acquisition of Marchi. The Company has a balance of $39.9 million on its revolving loan with $0.1 million available to borrow as of September 29, 2017. The Company’s term loan balance is $13.3 million as of September 29, 2017. In addition, Miconex has a debt balance of $4.3 million as of September 29, 2017. The Company’s total debt as of September 29, 2017, gross of capitalized loan costs of $0.2 million, was $57.5 million.

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

We made capital expenditures of approximately $13.9 million and $5.8 million for the nine months ended September 29, 2017 and September 23, 2016, respectively related to our manufacturing facilities in the United States and Singapore. In February 2015, we paid approximately $29.9 million and issued 1,437,500 shares of our common stock in connection with our acquisition of Marchi. The cash portion of the merger consideration was financed through the new credit facility described above; of which an aggregate of $53.2 million was outstanding as of September 29, 2017. In July 2015, we acquired Miconex for total consideration of $20.7 million which includes $15.6 million paid in cash, 500,000 shares of Company’s common stock, and up to $4.0 million of potential cash “earn-out” payments over two-year period. In 2016, Miconex achieved the specified performance targets for the first year and was paid the maximum of $2.0 million of the $4.0 million potential cash earn-out. The amount of our future capital requirements or strategic acquisitions will depend on many factors, including:

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

We had $65.9 million in cash and cash equivalents as of September 29, 2017 of which $61.2 million was held by our foreign subsidiaries. If the cash and cash equivalents held by our foreign subsidiaries is needed for our operations or to fund capital expenditures or other strategic acquisitions in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. In addition, such funds may not be readily available to meet our domestic cash requirements.

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

We generated approximately 52.8% and 46.5% of our sales in international markets for the nine months ended September 29, 2017 and September 23, 2016, respectively. Depending on market conditions, we intend to expand our operations in Asia and Europe, principally in China and Singapore and the Czech Republic. In addition, through our acquisition of AIT, we acquired a manufacturing facility in Cebu, Philippines. The carrying amount of our fixed assets in Asia and Europe were $9.9 million and $1.6 million, respectively as of September 29, 2017.

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

We had $85.2 million of goodwill recorded on our consolidated balance sheet as of September 29, 2017. Goodwill represents the excess of cost over the fair market value of net tangible and finite lived, identifiable intangible assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. During the fourth quarter of each year, we perform an annual review of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our financial results and net worth could be materially adversely affected.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a) Exhibits

The following exhibits are filed with this current Report on Form 10-Q for the quarter ended September 29, 2017:

Exhibit Number	Description
10.1	Amendment to Offer Letter and change in Control Severance Agreement by and between Jim Scholhamer and Ultra Clean Holdings, Inc.(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed with the SEC on August 9, 2017.

Exhibit Index

Exhibit Number	Description
10.1	Amendment to Offer Letter and change in Control Severance Agreement by and between Jim Scholhamer and Ultra Clean Holdings, Inc.(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed with the SEC on August 9, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA CLEAN HOLDINGS, INC.
(Registrant)
Date: November 8, 2017

	By:	/S/ JAMES P. SCHOLHAMER
	Name:	James P. Scholhamer
	Title:	Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

Date: November 8, 2017

	By:	/S/ SHERI SAVAGE
	Name:	Sheri Savage
	Title:	Chief Financial Officer, Senior Vice President and Secretary
(Principal Financial and Accounting Officer and duly authorized signatory)