Form 10-K
period 2017-12-29
Ultra Clean Holdings, Inc.
filed 2018-03-14
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2017

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒     No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 30, 2017 as reported on the NASDAQ Global Market, was approximately $615.2 million. Shares of common stock held by each executive officer and director have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

Number of shares of the registrant’s common stock outstanding as of February 23, 2018: 38,469,724

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2018 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 29, 2017.

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

Overview

Ultra Clean Holdings, Inc. (“UCT”, the “Company” or “We”) was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Services, Inc. a US-based company founded in 1991 by Mitsubishi Corporation and operated as a subsidiary of Mitsubishi. UCT became a publicly traded company in March 2004. In 2006, we acquired Sieger Engineering, Inc. to better position ourselves as a subsystem supplier primarily to the semiconductor and display capital equipment industries. Sieger Engineering merged into Ultra Clean Technology Systems and Service, Inc. in July of 2016. To facilitate operations in Asia, Ultra Clean Technology (Shanghai) Co., Ltd (“UCTS”) and Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. (“UCME”) were established in China in 2005 and 2007, respectively, and Ultra Clean Asia Pacific, Pte, Ltd. was established in Singapore in 2008. UCTS merged into UCME in December of 2015. Our July 2012 acquisition of American Integration Technologies LLC (“AIT”) added to our existing customer base in the semiconductor and medical spaces and provided additional manufacturing capabilities. In 2014, we launched Prototype Asia, our 3D printing business in Singapore, to develop additive manufacturing capabilities for our customer base. In February 2015, we acquired Marchi Thermal Systems, Inc. (“Marchi”) and in July 2015, we acquired MICONEX s.r.o (“Miconex”), both privately held companies with a majority of their sales in the semiconductor market. Marchi designs and manufactures specialty heaters, thermocouples and temperature controllers, delivering flexible heating elements and thermal solutions to our customers. The Company believes heaters are increasingly critical in equipment design for the most advanced semiconductor nodes. Miconex is a provider of advanced precision fabrication of plastics that has expanded our capabilities with existing customers. Separately, in November 2016, we determined to seek to dispose of a portion of our 3D printing business, consistent with our strategy to focus on producing product tools for the semiconductor and display capital equipment industries.

We are a global leader in the design, engineering, and manufacture of production tools, modules and subsystems for the semiconductor and display capital equipment industries. We provide our customers specialized engineering and manufacturing solutions for these highly complex, highly configurable, limited volume applications. In addition, we routinely handle major volume and design changes during the manufacturing process and provide equipment manufacturers flexibility when responding to dynamic market changes. We enable them to realize lower manufacturing costs and reduced design-to-delivery cycle times while maintaining high quality standards.

We provide our customers with broad solutions that combine our expertise in design, assembly, test and component characterization. Our customers value our highly flexible global manufacturing operations, our excellence in quality control and our scale and financial stability. Our global footprint helps us drive down total manufacturing costs, and reduce design-to-delivery cycle times while maintaining high quality standards for our customers. We believe these characteristics help us to provide global solutions for our customers’ product demands.

We ship a majority of our products to U.S. registered customers with locations both in and outside the U.S. In addition to U.S. manufacturing, we manufacture products in our Asian facilities to support local and U.S. based customers. We conduct our operating activities primarily through our wholly owned subsidiaries, Ultra Clean Technology Systems and Service, Inc., AIT, Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd., Ultra Clean Asia Pacific, Pte, Ltd., Marchi and Miconex. Our international sales represented 53.6%, 48.0% and 34.5% of sales for fiscal years ended 2017, 2016 and 2015, respectively. See Note 11 to the Notes to Consolidated Financial Statements for further information about our geographic areas.

Our Solution

Our focus is on providing specialized engineering and manufacturing solutions for highly complex, highly configurable, limited volume systems. We enable our customers to realize lower manufacturing costs and reduced design-to-delivery cycle times while maintaining high quality standards. We offer our customers:

•

A vertically integrated solution for complex and highly configurable systems. We provide our original equipment manufacturing (OEM) customers a broad outsourced solution for the development, design, component sourcing, prototyping, engineering, manufacturing and testing of advanced systems. We utilize our machining, sheet metal, and frame fabrication capabilities with highly specialized engineering, global supply chain management, and assembly capabilities to produce high performance products that are customized to meet the needs of our customers, as well as their respective end users. We minimize the overall number of suppliers and manage our global supply chain logistics to reduce inventory levels that our customers would otherwise be required to manage.

•

Subsystem manufacturing. Our experience with the demanding requirements in semiconductor equipment manufacturing has enabled us to grow from primarily supplying gas delivery modules to being a leading developer and supplier of other critical modules and subsystems. These assemblies include chemical and fluid delivery modules, wafer transport, and process modules.

•

Improved design-to-delivery cycle times. Our strong relationships with our customers and familiarity with their product requirements and the ever changing needs of their customer base help us reduce their design-to-delivery cycle times. We seek to optimize our supply chain management, design and manufacturing coordination and controls to respond rapidly to order requests, enabling us to decrease design-to-delivery cycle times for our customers. Because our engineers work closely with our customers’ engineers and understand the fabrication, assembly and testing of their products, we often can improve their design for manufacturability, thereby improving their cost, quality and consistency.

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

•

Precision machining capabilities. We manufacture high quality, precision machined parts using equipment capable of efficiently providing complex parts with exacting tolerances. Our diverse precision fabrication equipment enables us to manufacture a broad range of machined parts using a wide range of materials, from exotic metals to high purity plastics. Our manufacturing capabilities include horizontal and vertical milling, turning, welding and joining, among others. We own and operate advanced machining and fabrication systems at multiple sites in the U.S., Europe and Asia.

•

Precision frame fabrication. We design and manufacture frames using tubing or sheet metal in all customary sizes with exacting standards to meet or exceed our customers’ needs. We utilize over 25 years of experience in the fabrication of complex frames to provide a cost competitive edge in our vertical integration model. Many of our customers require frames that are powder coated and in 2016, we added this capability to our Chandler, Arizona frame fabrication facility.

•

Precision sheet metal fabrication. Our ability to provide broad sheet metal solutions for our customers enables us to support prototype to volume production, from brackets to sheet metal frames, and from structural to high quality cosmetic finishing of the final product. Our automated equipment and design capabilities allow us to develop accurate prototype and final production products for our customers.

•

Custom thermal control. Our acquisition of Marchi has enabled us to design and manufacture heaters, sensors, and controllers for precise temperature control. These products are complementary to our gas delivery systems products.

Our Strategy

Our objective is to maintain our position as a leading solutions provider in the markets we serve, primarily the semiconductor and display capital equipment market, while supporting other technologically similar markets in the consumer, medical, energy, industrial and research industries. Our strategy is comprised of the following key elements:

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

•

Leverage our geographic presence in lower cost manufacturing regions. Our manufacturing facilities in Shanghai, China allow us to produce in a low cost region. These facilities house precision machined parts and subsystem assembly operations. Together, these facilities put us in close proximity to the manufacturing facilities of existing and potential customers and their end users. In Singapore, we have a procurement office and substantial manufacturing capabilities. Our manufacturing facilities all use similar processes and procedures, enabling us to respond rapidly to demand changes from our customer.

•

Drive profitable growth with our flexible cost structure. We implement cost containment and capacity enhancement initiatives throughout the semiconductor capital equipment demand cycle and benefit from the global presence and efficiencies of our supply chain. In addition, we believe our Shanghai and Singapore facilities position us to respond effectively to future business demands. We employ a core engineering strategy with flexible partnering to augment our staff during the steep rise and fall often associated with cycles in the semiconductor industry.

•

Continue to selectively pursue strategic acquisitions. We will continue to consider strategic acquisitions that will enable us to expand our geographic presence, secure new customers and diversify into complementary products and markets as well as broaden our technological capabilities in the markets we serve.

•

Strengthen vertical integration. We continue to invest in our operations to meet customer delivery targets. We have expanded welding operations at several of our manufacturing sites, developed/built in-house powder coating capability, and purchased new machining tools. In addition to organic growth, we continue to manage/foster key strategic partnerships to efficiently meet production needs.

Products

We design, develop, prototype, manufacture and test subsystems, primarily for semiconductor capital equipment. We also support customers in the consumer, medical, energy, industrial, and research industries. Our products include precision robotic solutions, gas delivery systems, a variety of industrial and automation production equipment products; subsystems that includes wafer cleaning modules, chemical delivery modules, top-plate assemblies, frame assemblies, and process modules.

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

•

Fluid delivery system: A typical OEM liquid delivery system consists of one or more chemical delivery units, comprised of small diameter high purity PFA tubing, filters, flow controllers, regulators, component heaters, and an integrated electronic and/or pneumatic control system. These units are typically contained in a plastic enclosure and further integrated into a frame. Our liquid delivery system designs are developed in collaboration with our customers and are customized to meet the needs of specific processing requirement for OEMs. Our customers either specify the particular materials and the brands of components they want incorporated into a particular system or rely on our design expertise and component characterization capabilities to help them select the appropriate components for their particular system.

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

•	Other high level assemblies: Other high level assemblies refer to large subsystems used in semiconductor manufacturing, display, medical, energy, industrial and research industries.

Customers

We sell our products primarily to customers in the semiconductor capital equipment industry, and we also have sales to the consumer, medical, energy, industrial, and research equipment industries. The majority of our revenue is in the semiconductor capital equipment industry, which is highly concentrated, and we are therefore highly dependent upon a small number of customers. Our two largest customers in fiscal year 2017, 2016 and 2015 were Applied Materials, Inc. and Lam Research Corporation, each of which accounted for more than 10.0% of our total sales in fiscal years 2017, 2016 and 2015. As a group, our respective year’s top two customers accounted for 84.4%, 82.2% and 77.0% of the Company’s sales for fiscal years 2017, 2016 and 2015, respectively. The composition of our most significant customers has changed from time to time based on various factors, including acquisition activity by our customers.

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

Customer Business Management

We sell and support our products through our Customer Business Management organization which, as of December 29, 2017, consisted of approximately 102 customer relationship directors, managers and support staff. Our customer relationship directors are responsible for establishing sales strategy and setting the objectives for specific customer accounts. Each customer relationship manager is dedicated to a specific customer account and is responsible for maintaining strong working relationships with that customer. Customer relationship managers work closely with customers and in many cases provide on-site support. Customer relationship managers often attend customers’ internal meetings related to production and engineering design and quality to ensure that customer expectations are interpreted and communicated properly to our operations group. Customer relationship managers also work with our customers to identify and meet their cost and design-to-delivery cycle time objectives.

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

Our analytical and testing capabilities also help us anticipate technological changes and requirements in component features for next-generation gas delivery systems and other critical subsystems. We are developing additional features to improve the performance and functionality of our gas delivery systems and other critical subsystems. Our technology development and new product engineering expenses were approximately $11.7 million, $9.9 million and $9.6 million for the 2017, 2016 and 2015 fiscal years, respectively. We perform our technology development activities principally at our facilities in Hayward, California.

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

Employees

As of December 29, 2017, we had 2,747 employees, of which 466 were temporary. Of our total employees, there were 23 in engineering, 16 in technology development, 102 in sales and support, 1,740 in direct manufacturing, 700 in indirect manufacturing and 166 in executive and administrative functions. These figures include 1,051 employees in Asia and 349 employees in Europe. None of our employees are represented by a labor union and we have not experienced any work stoppages.

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

Executive Officers

Set forth below is information concerning our executive officers as of February 23, 2018.

Name	Age	Position
James P. Scholhamer	51	Chief Executive Officer & Director
Sheri Savage	47	Chief Financial Officer; Senior Vice President of Finance and Secretary
Michael Henderson	57	Senior Vice President of Engineering
Deborah Hayward	56	Senior Vice President of Global Account Management
Lavi A. Lev	61	President of Asia
Mark G. Bingaman	62	Senior Vice President of Global Materials and Supply Chain Management
Joe Williams	45	Senior Vice President of Customer Business Management
David Speirs	56	Senior Vice President of North America Operations
Joan Sterling	60	Senior Vice President of Global Human Resources
Ron D’Ercole	56	Senior Vice President of Global Quality

James P. Scholhamer joined UCT as Chief Executive Officer and a member of the Board of Directors in January 2015. Prior to joining UCT, Mr. Scholhamer served in various capacities with Applied Materials Inc., most recently as corporate vice president and general manager of the Equipment Products Group and Display Services Group within its Global Service Division from February 2011 to January 2015. Mr. Scholhamer was the corporate vice president and general manager of the Display Business Group from December 2008 to February 2011 and vice president of Operations-Energy for the Environmental and Display Products Division from July 2006 to December 2008 at Applied Materials, Inc. Mr. Scholhamer held various positions at Applied Films Corporation from August 1997 to July 2006, including chief operating officer, chief technology officer and executive vice president as well as vice president of Operations, Engineering and Research & Development. In addition to managing Applied Films Germany and Taiwan sites, Mr. Scholhamer served as vice president and general manager of the Thin Film Coating Division and the Thin Film Equipment Division in the company’s Colorado office from July 2000 to September 2004. Prior to that, Mr. Scholhamer held various operational and technical positions in several companies related to the design and fabrication of optical components such as Visible, UV and X-ray optics. Mr. Scholhamer holds a Bachelor of Science degree in materials and metallurgical engineering from the University of Michigan.

Sheri Savage has served as our Chief Financial Officer, Senior Vice President of Finance and Secretary since July 2016. Ms. Savage joined the Company as the Senior Director of Finance in April 2009. She was Senior Vice President of Finance and Chief Accounting Officer from February 2016 to July 2016. Prior to joining UCT, Ms. Savage served at Credence Systems Corporation, a manufacturer of test equipment for the global semiconductor industry, as its Corporate Controller and Vice President of Finance from February 2008 to February 2009 and as Director of Internal Audit from May 2006 to February 2008. Prior to Credence Systems, Ms. Savage served in various accounting and finance roles at Protiviti, a global business consulting and internal audit firm, and KLA-Tencor Corporation, a supplier of process control and yield management solutions for the semiconductor and related nanoelectronics industries. Ms. Savage also served as Manager, Business Process Risk Accounting, at Arthur Anderson LLP, the former accounting firm, from May 1996 to October 1999. Ms. Savage holds a Bachelor of Science degree in Managerial Economics from the University of California, Davis.

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

Lavi A. Lev has served as our President of Asia since April 2017 and our Senior Vice President, Asia from November 2011 to March 2017. Prior to joining UCT, Mr. Lev served in 2008 as a director and executive chairman of the Board of LTX-Credence Corporation, a provider of automated test equipment for the semiconductor industry. Mr. Lev was chief executive officer and president of Credence Systems Corporation from 2006 to 2008. Prior to that, Mr. Lev served as executive vice president and general manager of the products and solution business at Cadence Design Systems, Inc. from 2000. Mr. Lev has 30 years of business, research and development and operational management experience in the Microprocessor Chip Design, Electronic Design Automation Software, Test Equipment and Contract Manufacturing industries. Mr. Lev holds a Bachelor of Science degree in electrical engineering from Technion, Israel Institute of Technology and also graduated from the Jerusalem Rubin Academy of Music.

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

Joan Sterling has served as our Senior Vice President of Global Human Resources since 2016. Ms. Sterling joined UCT in March 2013 as Director of Global Human Resources. Prior to joining UCT, Ms. Sterling was the Human Resources Director for Engineering and Broadcast Operations at SiriusXM Satellite Radio from 2009 to 2013. She worked at Hitachi Data Systems from 2007 to 2009 as an executive change management consultant for a global IT redesign. Ms. Sterling served as human resource senior vice president for the consumer credit group at Wells Fargo from 2005 to 2007. From 2000 to 2005, Ms. Sterling served in several senior director roles at Hewlett Packard managing human resources sites and functions of staffing, compensation, benefits, training and development. She was the corporate director of human resource strategic planning for First Energy Corporation from 1999 to 2000. She worked at Hewlett Packard Enterprise from 1994 to 1999 as the Midwest Region Headquarters Human Resource Manager. Ms. Sterling holds a Bachelor of Science in business from DePaul University and a Master of Arts in organizational development from Loyola University.

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

Our business and operating results depend in significant part upon capital expenditures by manufacturers in the semiconductor capital equipment, consumer, medical, energy, industrial and research industries, which in turn depend upon the current and anticipated market demand for such products. Historically, the industries we serve (in particular the semiconductor industry) have been highly cyclical, with recurring periods of over-supply of products that have had a severe negative effect on the demand for capital equipment used to manufacture such products. We have experienced and anticipate that we will continue to experience significant fluctuations in customer orders for our products through such cycles. Slowdowns in the industries we serve have had, and future slowdowns may also have, a material adverse effect on our operating results. During periods of decreasing demand for our products, we must be able to appropriately align our cost structure with prevailing market conditions, effectively manage our supply chain and motivate and retain employees. During periods of increased demand, we must increase manufacturing capacity and inventory to meet customer demands, effectively manage our supply chain and attract, retain and motivate a sufficient number of employees. If the industries we serve experience downturns, or if we are not able to timely and appropriately adapt to the changes in our business environment, our results of operations will be harmed. Also, the cyclical and volatile nature of the industries we serve make future revenues, results of operations and net cash flows difficult to estimate.

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

A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. As a group, the respective year’s top two customers accounted for 84.4%, 82.2% and 77.0% of our sales for fiscal years 2017, 2016 and 2015, respectively, and we expect that our sales will continue to be concentrated among a small number of customers. In addition, our customer contracts generally do not require customers to place any orders. Accordingly, the success of our business depends on OEMs continuing to outsource the manufacturing of critical subsystems to us. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers, whether due to such customer’s decision to not continue to outsource all or a portion of its critical subsystems for its capital equipment to us, such customer giving market share to our competitors or for other reasons, such as a customer’s bankruptcy or insolvency or decreased demand for such customer’s products. We have in the past lost business from customers who have taken the manufacturing of our products in-house, given market share to our competitors or declared bankruptcy. Further, since our customers generally own the designs and other intellectual property to the products we manufacture, we cannot prevent them from licensing such designs and other intellectual property to our competitors for the manufacturing of such products. If we are unable to replace revenue from customers who determine to take subsystem assembly in-house, give market share to our competitors or from whom we otherwise lose business, such events could have a material adverse impact on our financial position and results of operations.

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

Our results of operations, financial position and cash flows may suffer if we do not effectively manage our inventory.

Inventory is typically the largest asset on our balance sheet, representing 42.0% of our total assets as of December 29, 2017.  We must manage our inventory of raw materials, work-in-process and finished goods effectively to meet changing customer requirements, while keeping inventory costs down and maintaining or improving gross margins.

Historically, the industries we serve (in particular the semiconductor capital equipment industry) have been highly cyclical, which makes accurately forecasting customers’ product needs difficult.  Although we seek to maintain sufficient inventory levels of materials to guard against interruptions in supply and to meet our customers’ needs, we may experience shortages of certain key materials, particularly in times of high industry demand.  We also face long lead times from our suppliers, which may be longer than the lead times provided to us by our customers.  If we underestimate customer demand or if insufficient manufacturing capacity or raw materials are available, we may have to forego sales opportunities, lose market share and damage our customer relationships.

In the event we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell. As a result, we could hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results. Some of our products have in the past and may in the future become obsolete while in inventory due to changing customer specifications, or become excess inventory due to decreased demand for our products and an inability to sell the inventory within a foreseeable period. Furthermore, our customers may cancel orders on short notice. This could result in charges that reduce our gross profit and gross margin. Furthermore, if market prices drop below the prices at which we value inventory, we would need to take a charge for a reduction in inventory values in accordance with the lower of cost or net realizable value valuation rule. Any future unexpected changes in demand or increases in costs of production that cause us to take additional charges for un-saleable, obsolete or excess inventory, or to reduce inventory values, would adversely affect our results of operations.

We hold inventory at our various manufacturing sites globally and many of these sites have more than one inventory warehouse. Successfully managing our inventory is dependent upon our information technology systems and internal controls.  We rely upon such information technology systems and internal controls to accurately and timely manage, store and replenish inventory, complete and track customer orders, coordinate sales activities across all of our products and maintain and report vital data and information. A disruption in our information technology systems or a failure of our internal controls (arising from, for example, system capacity limits from unexpected or prolonged increases in our volume of business, outages or delays in our service) could result in delays or disruptions in receiving inventory and supplies or filling customer orders, incorrect inventory counts, over or under stocking or loss of inventory and adversely affect our business, customer service and relationships.  In particular, our largest customer requires that certain of our products are manufactured and shipped out of our Singapore facility.  Recent high levels of customer demand at such facility have created substantial strain on our processes, internal controls and information technology systems.  There can be no assurance that such delays, failures or disruptions will not have a material adverse effect on our cash flows, results of operations and financial condition.

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

We are in the process of implementing a new Company-wide ERP system. This process has been and continues to be complex and time-consuming and we expect to incur additional expenses. This ERP system will replace many of our existing operating and financial systems, which is a major undertaking from a financial management and personnel perspective. Should the new ERP system not be implemented successfully throughout all our business units and within budget and on time, or if the system does not perform in a satisfactory manner, it could be disruptive and adversely affect our operations, including our potential ability to report accurate, timely and consistent financial results; our ability to purchase raw material from and pay our suppliers; and our ability to deliver products to customers on a timely basis and to collect our receivables from them. Furthermore, this new ERP system is intended to be implemented beginning in the third quarter of 2018 and finalized by the end of fiscal year 2019. Once operational, we expect amortization of our capitalized ERP costs will be significant and may not be offset by the efficiencies we expect this system to produce for the Company.

In addition, we have put teams together who are leading the implementation of the ERP system at all of our locations. To the extent that these teams or key individuals are not retained through the implementation period, the success of our implementation could be compromised and the expected benefits of the ERP system may not be realized. If the new ERP system is not successfully implemented, it could negatively affect our financial reporting and inventory management and our future sales, profitability and financial condition.

We are exposed to risks associated with volatility in the global economy.

We rely to a significant extent on OEM customers, whose business, in turn, depends largely on consumer spending and capital expenditures by businesses. Uncertainty regarding the global economy may pose challenges to our business. Economic uncertainty may exacerbate negative trends in business and consumer spending and may cause certain of our customers to push out, cancel, or refrain from placing orders for products or services, which may reduce sales and materially affect our results of operations and financial condition. Inflationary trends could also have an impact on labor costs and component costs, reducing our margins. Difficulties in obtaining capital, uncertain market conditions, or reduced profitability may also cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, leading to customers’ reduced research and development funding and/or capital expenditures and, in turn, lower orders from our customers and/or additional slow moving or obsolete inventory or bad debt expense for us. These conditions may also similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for our products or require us to either procure products from higher-cost suppliers, or if no additional suppliers exist, to reconfigure the design and manufacture of our products, and we may be unable to fulfill customer orders.

Significant developments stemming from the recent change in the U.S. administration could have a material adverse effect on us.

On January 20, 2017, a new president of the United States was inaugurated as the president of the United States. While it is still uncertain at this time how the new administration and the results of other elections could affect changes in social, political, regulatory and economic conditions or laws and policies, the President has expressed apprehension towards existing trade agreements, such as the North American Free Trade Agreement, signed an executive order announcing his plan to withdraw the United States from the Trans-Pacific Partnership in favor of bilateral trade negotiations with the member countries, and has raised the possibility of imposing significant increases on tariffs on goods imported into the United States, including from China, where we and our customers have significant operations.  Changes in U.S. social, political, regulatory and economic conditions or laws and policies governing U.S. tax laws, foreign trade, manufacturing, and development and investment in the countries where we or our customers operate could adversely affect our operating results and our business.

We have significant existing indebtedness; the restrictive covenants under our credit agreement or other limitations on financing may limit our ability to expand or pursue our business strategy or make capital expenditures; if we are forced to pay some or all of our indebtedness prior to its maturity, our financial position could be severely and adversely affected.

We have total debt as of December 29, 2017, gross of capitalized loan costs of $0.2 million, of $52.4 million under our Credit Agreement with East West Bank and City National Bank, including $9.9 outstanding under our term loan and $39.9 outstanding under our revolving loan (with $0.1 million of available borrowings) and $2.7 million under a revolving credit facility million held by Miconex, in the Czech Republic.

Our indebtedness could have adverse consequences including:

•	risk associated with any inability to satisfy debt obligations;
•

a portion of our cash flows that may have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes; and

•	impairing our ability to obtain additional financing in the future, if needed.

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

Our Credit Agreement contains certain covenants that restrict our ability to take certain actions, including our ability to incur additional debt, including guarantees, or create liens as well as engage in certain mergers and acquisitions.

Our Credit Agreement requires us to maintain certain financial covenants, including compliance with a maximum consolidated leverage ratio, a minimum fixed charge ratio and a minimum cash balance. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would materially adversely affect our financial health if we are unable to access sufficient funds to repay all of the outstanding amounts.

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

We made capital expenditures of approximately $18.5 million and $7.8 million for fiscal year 2017 and 2016, respectively related to our manufacturing facilities in the United States, China and Singapore. The amount of our future capital requirements will depend on many factors, including:

•	the cost required to ensure appropriate IT systems;
•	the cost required to ensure access to adequate manufacturing capacity;

•	the timing and extent of spending to support product development efforts;
•	the timing of introductions of new products and enhancements to existing products;
•	the cost required to integrate our acquisitions into our business, including into our enterprise resource planning system;
•	changing manufacturing capabilities to meet new or increased customer requirements; and
•	market acceptance of our products.

We are seeking opportunities for strategic acquisitions, which may require substantial, or even more financing than we are able to put in place, or more expensive financing than may be desirable.

Given our existing indebtedness, limited availability under our new revolving line of credit and the potential tax effects of repatriating foreign cash or other factors, in order to finance our capital expenditures or any future strategic acquisitions, we may need to raise additional funds through public or private equity or debt financing, but such financing may not be available on terms satisfactory to us, or at all. Access to capital markets has, in the past, been unavailable to companies such as ours. In addition, equity financings could be dilutive to holders of our common stock, and debt financings would likely involve additional covenants that restrict our business operations. Any potential strategic acquisition or significant capital expenditure may also require the consent of our existing lenders. If we cannot raise funds on acceptable terms if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities, including potential acquisitions, grow our business or respond to competitive pressures or unanticipated requirements, any of which could adversely affect our business, operating results and financial condition.

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

•	decreased margins for several or more quarters following the introduction of new products, especially as we introduce new subsystems;
•	delays in ramp-up in production, low yields or other problems experienced at our manufacturing facilities in China or Singapore;
•	changes in design-to-delivery cycle times;

•	inability to reduce our costs quickly in step with reductions in our prices or in response to decreased demand for our products;
•	changes in our mix of products sold;
•	write-offs of excess or obsolete inventory due to a customer’s bankruptcy or insolvency;
•	one-time expenses or charges associated with failed acquisition negotiations or completed acquisitions;
•	inability to control our operating costs consistent with target levels;
•	announcements by our competitors of new products, services or technological innovations, which may, among other things, render our products less competitive; and
•	geographic mix of customer orders or worldwide earnings.

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

We generated approximately 53.6% and 48.0% of our sales in international markets for fiscal years 2017 and 2016, respectively. Depending on market conditions, we intend to expand our operations in Asia and Europe, principally in China and Singapore and the Czech Republic. In addition, through our acquisition of AIT, we acquired a manufacturing facility in Cebu, Philippines. The carrying amount of our fixed assets in Asia and Europe were $10.3 million and $1.6 million, respectively as of December 29, 2017.

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

Negative or uncertain global conditions could prevent us from accurately forecasting demand for our products which could adversely affect our results of operations. In addition, due to generally lower labor and materials costs in the Asian markets in which we currently operate, a shift in the mix of orders from our customers away from such Asian markets or from low cost Asian markets, such as China, to higher cost Asian markets, such as Singapore, could adversely affect our operating margins.

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

We design, develop and market critical subsystems to OEMs and other customers. The introduction of new products is inherently risky because it is difficult to foresee the adoption of new standards, coordinate our technical personnel and strategic relationships and win acceptance of new products by OEMs and other customers. We may not be able to recoup design and development expenditures if our new products are not accepted by OEMs or other customers. Newly introduced products typically carry lower gross margins than existing products for several or more quarters following their introduction. If any of our new systems or subsystems are not successful in the market, or if we are unable to obtain gross margins on new products that are similar to the gross margins we have historically achieved, our business, operating results and financial condition could be adversely affected.

Our business may be adversely affected by information technology, disruptions, including impairing our ability to effectively deliver our products, which could cause us to lose customers and harm our results of operations.

The manufacture and delivery of our products and our financial reporting depends on the continuing operation of our technology infrastructure and systems, particularly our data center located in California. Any damage to or failure of our systems could result in interruptions in our ability to manufacture or deliver products on agreed upon lead times, or at all, on a local or worldwide basis, or adversely affect our impact to accurately and timely report our financial results. Interruptions could reduce our sales and profits, and our reputation could be damaged if people believe our systems are unreliable. Our systems and operations are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, hardware or software failures, telecommunications failures, cybersecurity attacks, and similar events. The critical components of the system are not redundant and we currently do not have a backup data center. Accordingly, the risk associated with such events beyond our control is heightened.

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

We had $85.2 million of goodwill recorded on our consolidated balance sheet as of December 29, 2017. Goodwill represents the excess of cost over the fair market value of net tangible and finite lived, identifiable intangible assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. During the fourth quarter of each year, we perform an annual review of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our financial results and net worth could be materially adversely affected.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us and our independent registered public accounting firm to evaluate and report on our internal control over financial reporting. The process of designing, implementing, maintaining and updating our internal controls and complying with Section 404 is expensive and time consuming, and requires significant attention from management and company resources. In addition, following the expiration of applicable grace periods, we are required to evaluate and report on the internal controls of the companies we acquire, and the attestation report we are required to obtain from our independent registered public accounting firm must include the internal control over financial reporting of the companies we acquire. Integrating acquired companies’ internal control frameworks into the Company and upgrading acquired companies’ controls to comply with the Sarbanes-Oxley Act has required and will require substantial resources, and we cannot assure you that we will be able to successfully or effectively maintain adequate controls over our financial processes at our acquired companies, or for our consolidated business. In addition, even though we have concluded, and our independent registered public accounting firm has concurred, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 29, 2017, because of its inherent limitations may not be effective as of future periods. Failure to maintain existing or implement new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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

On December 22, 2017, the Tax Act Cuts and Jobs (“TCJA”) was signed into law. The TCJA contains significant changes to corporate taxation, including reduction of the corporate tax rate from 35% to 21%, additional limitations on the tax deductibility of interest, substantial changes to the taxation of foreign earnings, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits. The Company has made reasonable estimates of the financial impact of the TCJA on the Company. However, the estimates are provisional and a change in estimate can have an impact on our results of operations, cash flows and financial conditions, as well as the trading price of our Common Stock. UCT will continue to analyze the effects of the TCJA on its financial statements and operations. Additional impacts from the enactment of the TCJA will be recorded as they are identified during the one-year measurement period as provided for in SEC Staff Accounting Bulletin 118.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These requirements require us to perform on-going due diligence efforts on our supply chain and require public disclosure of the nature and results of these efforts. We filed our most recent conflict minerals report on Form SD on May 31, 2017 reporting that we could not yet determine whether the conflict minerals we source were, directly or indirectly, used to finance or benefit armed groups in the Covered Countries. There have been and there will be costs associated with complying with these disclosure requirements to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. Complying with these rules could adversely affect the sourcing, supply and pricing of materials used in our products and result in substantial additional costs. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement. In addition, if we are unable to comply with these rules, we could be subject to enforcement actions by the Securities and Exchange Commission and liability under the Securities Exchange Act of 1934, as amended, which could result in material adverse consequences to our business, as well as significant fines and penalties.

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

From time to time, we may become involved in other litigation and regulatory proceedings, which could require significant attention from our management and result in significant expense to us and disruptions in our business.

In addition to any litigation related to our intellectual property rights, we may in the future be named as a defendant from time to time in other lawsuits and regulatory actions relating to our business, such as commercial contract claims, employment claims and tax examinations, some of which may claim significant damages or cause us reputational harm. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot predict the ultimate outcome of any such proceeding. An unfavorable outcome could have a material adverse effect on our business, financial condition and results of operations or limit our ability to engage in certain of our business activities. In addition, regardless of the outcome of any litigation or regulatory proceeding, such proceedings are often expensive, time-consuming and disruptive to normal business operations and require significant attention from our management. As a result, any such lawsuits or proceedings could materially adversely affect our business, financial condition and results of operations. For example, on January 29, 2018, we disclosed that the former shareholders of Miconex are disputing the Company’s determination that Miconex failed to achieve the specified performance target applicable to the potential cash “earn-out” payments under the acquisition agreement for the second annual performance period ended July 2017 (the “Performance Target”). The Company expects the dispute to be resolved pursuant to the dispute resolution provisions of the acquisition agreement. We believes that Miconex did not achieve the Performance Target, and therefore no earn-out payment is owed by us. We intend to vigorously defend our position. However, there can be no assurance that the dispute will be resolved in our favor. If the dispute is resolved adversely to us, the Company would expect to record a charge to Interest and Other Income (Expense), net of not more than $1.0 million.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters is located in a 108,000 square foot facility in Hayward, California. This is our principal administrative, sales and support, engineering and technology development and manufacturing facility. This lease expires in 2022. We also have manufacturing and engineering facilities in South San Francisco and Fremont, California, and Austin, Texas. In South San Francisco we lease an aggregate of approximately 124,000 square feet under several leases which expire in 2018. In Fremont, we lease approximately 9,000 square feet under a lease that expires in 2018. Marchi is also located in Hayward, California, we lease approximately 22,000 square feet under a lease that expires in 2020. We also have manufacturing facilities in Chandler, Arizona; Shanghai, China; Singapore; Cebu, Philippines and Liberec, Czech Republic. In Arizona, we lease approximately 120,000 square feet under leases that expire in 2022. In Austin, we lease an aggregate of approximately 56,000 square feet under leases that expire in 2021. In Shanghai, we lease approximately 154,000 square feet of commercial space under three leases that expire in 2018 and 2019. In Singapore, we lease approximately 183,000 square feet under four separate leases that expire on various dates through 2022 with extension provisions. In the Philippines, we lease approximately 16,000 square feet under three separate leases that expire in 2018 and 2019. In Miconex, we lease approximately 97,000 square feet of manufacturing facilities under seven separate leases that expire in 2019.

The table below lists our properties as of March 14, 2018:

Location	Principal Use	Square Footage	Ownership
Hayward, California	Headquarters, manufacturing, sales, engineering, technology development	131,000	Leased
South San Francisco, California	Manufacturing, engineering	124,000	Leased	(1)
Fremont, California	Manufacturing, engineering	9,000	Leased
Austin, Texas	Manufacturing, engineering	56,000	Leased
Chandler, Arizona	Manufacturing	120,000	Leased
Beaverton, Oregon	Customer support	1,000	Leased
Cebu, Philippines	Manufacturing	16,000	Leased
Singapore	Manufacturing, customer support	183,000	Leased
Shanghai, China	Manufacturing	154,000	Leased
Czech Republic	Manufacturing, customer support	97,000	Leased

(1)	We lease this facility from one of our directors. We incurred rent expense resulting from the lease of this facility of $0.3 million for each of fiscal years 2017 and 2016.
Item 3.	Legal Proceedings

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

Our common stock has been traded on the NASDAQ Global Market under the symbol “UCTT” since March 25, 2004. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported by the NASDAQ Global Market:

	High	Low
Fiscal year 2016
First quarter	$5.72	$4.50
Second quarter	$6.07	$4.95
Third quarter	$7.50	$5.40
Fourth quarter	$10.65	$6.79
Fiscal year 2017
First quarter	$16.99	$9.42
Second quarter	$26.21	$14.93
Third quarter	$30.92	$18.41
Fourth quarter	$34.59	$18.86

To date, we have not declared or paid cash dividends to our stockholders and we do not intend to do so for the foreseeable future in order to retain earnings for use in our business. Our credit facility also limits our ability to pay dividends. As of February 23, 2018, we had three stockholders of record.

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

Statements of Operations Data (in thousands, except per share amounts):

	Years Ended
	12/29/2017	12/30/2016	12/25/2015*	12/26/2014	12/27/2013
Consolidated Statements of Operations Data:
Sales	$924,351	$562,759	$469,103	$513,957	$444,022
Cost of goods sold	756,722	475,976	398,073	440,824	376,693
Gross profit	167,629	86,783	71,030	73,133	67,329
Operating expenses, excluding acquisition costs	78,232	64,392	64,605	54,949	51,421
Acquisition costs	—	—	584	—	—
Income from operations	89,397	22,391	5,841	18,184	15,908
Interest expense and other, net	(2,455)	(3,444)	(2,234)	(1,854)	(3,309)
Income before income taxes	86,942	18,947	3,607	16,330	12,599
Income tax provision	11,857	8,896	14,339	4,973	2,175
Net income (loss)	$75,085	$10,051	$(10,732)	$11,357	$10,424
Net income (loss) per share:
Basic	$2.25	$0.31	$(0.34)	$0.39	$0.37
Diluted	$2.19	$0.30	$(0.34)	$0.38	$0.36
Shares used in computation:
Basic	33,409	32,632	31,564	29,301	28,346
Diluted	34,303	33,150	31,564	29,936	29,037

Consolidated Balance Sheet Data (in thousands):

	12/29/2017	12/30/2016	12/25/2015*	12/26/2014	12/27/2013
Cash & cash equivalents	$68,306	$52,465	$50,103	$78,997	$60,415
Working capital	200,101	136,389	125,428	142,279	100,415
Total assets	563,412	380,697	336,153	296,142	292,543
Bank borrowings and long-term debt	52,274	67,750	75,539	48,155	55,126
Short-and long-term rent obligations	6,556	3,291	3,769	2,948	3,302
Total stockholders’ equity	300,305	216,131	200,943	188,552	171,929

*

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

Overview

We are a global leader in the design, engineering, and manufacture of production tools, modules and subsystems for the semiconductor capital equipment industry and industry segments with similar requirements including display, consumer and medical. We focus on providing specialized engineering and manufacturing solutions for these applications. We enable our customers to realize lower manufacturing costs and reduced design-to-delivery cycle times while maintaining high quality standards.

The capital equipment market continued to show strength during 2017, primarily from multiple technological advances driving the semiconductor industry. Delivering solutions that enable next-generation 3D NAND devices drove the Wafer Fab Equipment industry in 2017. We expanded our operations and manufacturing in Asia as revenues from outside the U.S. grew by 83.4%. Our revenue and earnings grew to the highest levels in the Company’s history. Total revenue climbed 64.3% in fiscal 2017 compared to fiscal 2016, driven by 69.0% growth in our semiconductor equipment business. We have expanded and continue to expand our capabilities to enable the manufacturing of additional major modules and further increase our critical content on our customers’ platforms.

Results of Operations

The following table sets forth income statement data for the periods indicated as a percentage of revenue:

	Year Ended
	December 29,	December 30,	December 25,
	2017	2016	2015
Sales	100.0%	100.0%	100.0%
Cost of goods sold	81.9	84.6	84.9
Gross profit	18.1	15.4	15.1
Operating expenses:
Research and development	1.3	1.8	2.0
Sales and marketing	1.5	2.1	2.5
General and administrative	5.6	7.6	9.3
Total operating expenses	8.4	11.5	13.8
Income from operations	9.7	3.9	1.3
Interest and other income (expense), net	(0.3)	(0.6)	(0.5)
Income before provision for income taxes	9.4	3.3	0.8
Income tax provision	1.3	1.6	3.1
Net income (loss)	8.1%	1.7%	(2.3)%

Fiscal Year 2017 Compared With Fiscal Year 2016

Sales

Sales for fiscal year 2017 increased $361.6 million, or 64.3% to $924.4 million from $562.8 million for fiscal year 2016. The increase in sales reflects an increase in semiconductor sales of $350.6 million and an increase in non-semiconductor sales of $11.0 million. The increase in overall sales for fiscal year 2017 compared to the same period in fiscal year 2016 was due primarily to an increase in the volume of products shipped, which was attributable to an increase in customer demand from 2016 levels. On a geographic basis, sales in the U.S. increased $136.3 million to $428.6 million, or 46.4% of sales, for the year ended December 29, 2017 as compared to $292.3 million, or 52.0% of sales for the same period of 2016. Foreign sales increased by $225.4 million to $495.8 million, or 53.6% of sales, for the year ended December 29, 2017 compared to $270.4 million, or 48.0% of sales, for the same period of 2016. The increase in foreign sales is due primarily to the continuing migration of certain business with a U.S. customer from our U.S. operations to our Singapore location as well as increased demand for our products in our foreign locations.

Gross Profit

Gross profit for fiscal year 2017 increased $80.8 million to $167.6 million, or 18.1% of sales, from $86.8 million, or 15.4% of sales, for fiscal year 2016. Our gross profit and gross margin increased in fiscal year 2017 from the comparable period in 2016 due to higher sales volume, increased factory utilization and increased labor efficiency.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for fiscal year 2017 was $11.7 million or 1.3% of sales, compared to $9.9 million, or 1.8% of sales, for fiscal year 2016. The increase in research and development expense was due to an increase in non-production related engineering work and an increase in employee incentive compensation related expenses as a result of higher operating income.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense increased approximately $2.1 million, or 18.8%, to $13.7 million, or 1.5% of sales, compared to $11.6 million, or 2.1% of sales, in the comparable period of 2016. The increase in sales and marketing expense was primarily due to higher employee compensation-related expenses resulting from an increase in headcount and increased bonuses due to increased operating profit.

General and Administrative Expense

General and administrative expense consists primarily of salaries and overhead associated with our administrative staff and professional fees. General and administrative expense increased $9.9 million, or 23.1%, to $52.8 million, or 5.6% of sales, for fiscal year 2017 compared to $42.9 million, or 7.6% of sales, for fiscal year 2016. The increase was primarily due higher employee compensation-related expenses due to an increase in headcount and increased bonuses due to increased operating profit and to an increase in outside services resulting from the non-capitalizeable implementation costs of our new enterprise reporting system.

Interest and Other Income (Expense), net

Interest and other income (expense) for fiscal year 2017 was $(2.5) million compared to $(3.4) million for fiscal year 2016. The decrease in net expense was primarily due to a decrease of $1.8 million related to the change in fair value of the Miconex contingent earn-out liability and due to a decrease in interest expense of $0.5 million resulting from the overall decrease in outstanding debt in fiscal year 2017. These decreases were offset by an increase in foreign exchange loss of $0.8 million in Czech Republic and in Asia and $0.3 million of grant monies received in 2016 from the Singapore Economic Development Board.

Income Tax Provision

Income tax expense was $11.9 million for fiscal year 2017 compared to $8.9 million for fiscal year 2016. Our effective tax rate for fiscal year 2017 was 13.6% compared to 46.9% for fiscal year 2016. The change in respective rates reflects, primarily, recently enacted US tax reform and changes in the geographic distribution of our worldwide earnings.  Our effective tax rate was lower than the statutory rates for fiscal year 2017 primarily due to the effects of tax reform and the geographic distribution of our worldwide earnings in foreign jurisdictions with lower tax rates as well as the impact of losses in jurisdictions with full federal and state valuation allowances.

For the year ended December 29, 2017, the Company concluded that a full valuation allowance against its U.S. federal and state deferred tax assets continues to be necessary. The total U.S. federal and state valuation allowance as of December 29, 2017 was $7.9 million.

For the year ended December 29, 2017, the Company concluded that a full valuation allowance against one of its Singapore subsidiaries’ deferred tax assets continues to be necessary.  The total valuation allowance of the Singapore loss entity as of December 29, 2017 continues to be $0.2 million.

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

For the year ended December 29, 2017, we determined that a portion of the current year earnings of one of our China subsidiaries may be remitted in the future to one of our foreign subsidiaries outside of mainland China and, accordingly, we provided for the related foreign withholding taxes in our consolidated financial statements. If we change our intent to reinvest our undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previously anticipated remaining unremitted foreign earnings, we could be required to accrue or pay U.S. taxes on some or all of these undistributed earnings.

Fiscal Year 2016 Compared With Fiscal Year 2015

Sales

Sales for fiscal year 2016 increased $93.7 million, or 20.0% to $562.8 million from $469.1 million for fiscal year 2015. The increase in sales for the fiscal year ended 2016 when compared to the same period of 2015 reflects an increase in semiconductor sales of $75.1 million and an increase in non-semiconductor sales of $18.6 million. The increase in overall sales for fiscal year 2016 compared to the same period in fiscal year 2015 was due primarily to an increase in the volume of products shipped, which was attributable to an increase in customer demand from 2015 levels. On a geographic basis, sales in the U.S. decreased by $15.1 million to $292.3 million, or 52.0% of sales, for the year ended December 30, 2016 as compared to $307.4 million, or 65.5% of sales for the same period of 2015. Foreign sales increased by $108.7 million to $270.4 million, or 48.0% of sales, for the year ended December 30, 2016 as compared to $161.7 million, or 34.5% of sales, for the same period of 2015. The increase in foreign sales was due primarily to the full year of operations of Miconex in fiscal 2016 and the migration of certain business with a U.S. customer from our U.S. operations to our Singapore location.

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

During the year ended December 30, 2016, the Company concluded that a full valuation allowance against its U.S. federal and state deferred tax assets continued to be necessary.  The total U.S. federal and state valuation allowance as of December 30, 2016 was $23.6 million.

For the year ended December 30, 2016, the Company concluded that a full valuation allowance against one of its Singapore subsidiaries’ deferred tax assets continued to be necessary.  The total valuation allowance of the Singapore loss entity as of December 30, 2016 was $0.2 million.

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

Revenue Recognition

Our revenue for fiscal years 2017, 2016 and 2015 was highly concentrated in a small number of OEM customers in the semiconductor capital equipment, consumer, medical, energy, industrial and research industries. Our standard arrangement for our customers includes a signed purchase order or contract, no right of return of delivered products and no customer acceptance provisions. Revenue from sales of products is recognized when:

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

Obsolete inventory or inventory in excess of our estimated usage is written down to its estimated market value less costs to sell, if less than its cost. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specific identified inventory in excess of established usage. Inherent in our estimates of demand and market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If actual demand and market conditions are less favorable than our projections, additional inventory write-downs may be required. If the inventory value is written down to its net realizable value, and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold either as a component of a subsystem or as separate inventory. For fiscal years 2017, 2016 and 2015, we wrote down $2.6 million, $2.3 million, and $2.4 million, respectively.

Accounting for Income Taxes

The determination of our tax provision is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region and is subject to judgments and estimates. Management carefully monitors the changes in many factors and adjusts the effective tax rate as required. The carrying value of our net deferred tax assets, which consist primarily of future tax deductions, assumes we will be able to generate sufficient future income to fully realize these deductions. In determining whether the realization of these deferred tax assets may be impaired, we make judgments with respect to whether we are likely to generate sufficient future taxable income to realize these assets. In order to reverse a valuation allowance, accounting principles generally accepted in the United States of America suggest that we review our recent cumulative income/loss as well as determine our ability to generate sufficient future taxable income to realize our net deferred tax assets. As of December 29, 2017, we maintained full valuation allowances on our U.S. federal and state deferred tax assets in the amount of $7.9 million as we believe it is more likely than not that these deferred tax assets will not be realized.

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

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  Our 2014 through 2016 federal income tax returns are open to audit through the statute of limitations by the Internal Revenue Service.  The Company’s 2013 through 2016 state income tax returns are open to audit by the California Franchise Tax Board.  The Company is also subject to examination in various other jurisdictions for various periods.

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

Assets held for sale

Non-current assets, or disposal groups comprising assets and liabilities, that are expected to be recovered primarily through sale or distribution rather than through continuing use, are classified as held for sale. Immediately before classification as held for sale or distribution, the assets, or components of a disposal group, are measured at the lower of the carrying amount or fair value less costs to sell. Impairment losses on initial classification as held for sale and subsequent gains and losses on remeasurement are recognized in the statement of operations. Gains are not recognized in excess of any cumulative impairment loss. Once classified as held for sale, intangible assets and property, plant and equipment are no longer amortized or depreciated. The Company recognized a $0.7 million loss upon reclassification of held for sale assets of our 3D printing business in Singapore (UAMC) as of December 30, 2016. The loss was recorded in cost of goods in the statements of operations. Total assets of UAMC at December 29, 2017 were $3.0 million.

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

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year (1)
2017
Sales	$204,594	$228,261	$242,610	$248,886	$924,351
Gross profit	$37,495	$43,371	$42,696	$44,067	$167,629
Net income (loss)	$14,341	$20,179	$19,716	$20,849	$75,085
Earnings (loss) per share — basic	$0.43	$0.60	$0.59	$0.62	$2.25
Earnings (loss) per share — diluted	$0.42	$0.59	$0.57	$0.60	$2.19
2016
Sales	$112,229	$129,831	$146,154	$174,545	$562,759
Gross profit	$14,570	$19,021	$23,491	$29,701	$86,783
Net income (loss)	$(3,239)	$723	$2,614	$9,953	$10,051
Earnings (loss) per share — basic	$(0.10)	$0.02	$0.08	$0.30	$0.31
Earnings (loss) per share — diluted	$(0.10)	$0.02	$0.08	$0.30	$0.30

(1)

Earnings per share is calculated independently each quarter and for the full year based upon their respective weighted average shares outstanding. Therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share reported.

Liquidity and Capital Resources

In February of 2018, we completed an underwritten public offering of 4,761,905 shares of our common stock, in which we received net proceeds of approximately $94.5 million, after deducting the underwriting discounts and offering expenses payable by us.

We believe we have the required capital principally to fund our working capital needs, satisfy our debt obligations, maintain our equipment and purchase new capital equipment. As of December 29, 2017, we had cash and cash equivalents of $68.3 million compared to $52.5 million as of December 30, 2016. The increase in our cash position during 2017 was primarily due to cash generated from operations, our principal source of liquidity as of December 29, 2017.

For the twelve months ended December 29, 2017, we generated cash from operating activities of $48.9 million, an increase of $31.3 million when compared to $17.6 million for fiscal 2016. Operating cash flows generated in the twelve months ended December 29, 2017 reflects net income adjusted for the effect of non-cash activities, including depreciation of equipment and leasehold improvements, amortization of intangible assets and debt issuance costs, excess tax benefit from stock-based compensation, stock-based compensation, loss from disposal of assets, change in the fair value of the Miconex contingent earn-out and changes in working capital components. The primary drivers of the increase in cash from operating activities from fiscal 2016 to fiscal 2017 included higher net income and increases in accounts payable, accrued expenses, income taxes payable and other liabilities, offset by higher increases in inventories, prepaid expenses, deferred income taxes and other non-current assets.

Cash generated from operating activities for fiscal year 2016 reflected an increase of $16.7 million when compared to $0.9 million for fiscal year 2015. Operating cash flows generated in the twelve months ended December 30, 2016 were from non-cash activities, including depreciation of equipment and leasehold improvements, amortization of intangible assets and debt issuance costs, excess tax benefit from stock-based compensation, stock-based compensation, loss from disposal of assets and change in the fair value of the contingent earn-out aggregating to $19.9 million. Operating cash flows were also generated by decreases in prepaid expenses and other and deferred tax assets, net and increases in accounts payable and accrued compensation of $1.7 million, $3.5 million, $31.7 million and $1.4 million, respectively. These were offset by increases in accounts receivable, inventory and other non-current assets of $15.8 million, $31.5 million and $0.1 million, respectively, and by the net decrease in income tax payable and other liabilities of $0.1 million and $3.4 million, respectively.

Net cash used in investing activities in fiscal year 2017 and 2016 was $16.1 million and $7.3 million, respectively, consisted mainly of purchases of equipment and leasehold improvements.

Net cash used in financing activities for the twelve months ended December 29, 2017, was $17.1 million, an increase of $9.2 million when compared to net cash used by financing activities of $7.9 million for the comparable period of 2016. The net cash used was primarily due to principal payments on bank borrowings of $31.2 million offset by $15.1 million proceeds from bank borrowings. For the twelve month period ended December 30, 2016, our net cash used in financing activities was primarily due to $14.3 million principal payments on borrowings offset by $6.7 million cash proceeds from bank borrowings.

We anticipate that our existing cash and cash equivalents balance and operating cash flow will be sufficient to service our indebtedness and meet our working capital requirements and technology development projects for at least the next twelve months. The adequacy of these resources to meet our liquidity needs beyond that period will depend on our growth, the size and number of any acquisitions, the state of the worldwide economy, our ability to meet our financial covenants with our credit facility, the cyclical expansion or contraction of the semiconductor capital equipment industry and the other industries we serve and capital expenditures required to meet possible increased demand for our products.

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

In 2017, we determined that a portion of the current year and future year earnings of one of our China subsidiaries may be remitted in the future to one of our foreign subsidiaries outside of mainland China and, accordingly, we provided for the related withholding taxes in our consolidated financial statements. As of December 29, 2017, we had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $176.7 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed. We anticipate that we have adequate liquidity and capital resources and would not need to repatriate additional earnings to the U.S. As of December 29, 2017, we have cash of approximately $67.8 million in our foreign subsidiaries.

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

As of December 29, 2017, we have outstanding amounts under the U.S. Term Loan and Revolving Credit facility of $9.9 million and $39.9 million, respectively, which are gross of unamortized debt issuance costs of $0.2 million. The aggregate principal amount of the Revolving Credit facility is $40.0 million. As of December 29, 2017, interest rates on the outstanding U.S. Term Loan and Revolving Credit facility were 3.57% and 3.75%, respectively.

In order to manage interest rate risk on the variable component of the Term Loan we entered into an interest rate swap with the Lenders in September 2015 with a total notional amount of $20.0 million (which amount decreases based on prorated quarterly principal payment over the remaining period of the Term Loan) pursuant to which we pay the counterparty a fixed rate of 0.99% and receive interest at a variable rate equal to the LIBOR rate we are required to pay under our Term Loan, or 1.57%, as of December 29, 2017. This interest rate swap effectively locked in a fixed interest rate of 2.99% on $7.8 million of the $9.9 million term loan balance outstanding as of December 29, 2017.

We are required to maintain certain financial covenants with our U.S. Credit facility including a consolidated charge coverage ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00, a consolidated leverage ratio (as defined in the Credit Agreement) no greater than 3.5 to 1.00 and a minimum cash balance of $35.0 million at the end of each quarter. We were in compliance with all covenants for the quarter ended December 29, 2017. The Credit Agreement also restricts us from declaring or paying any cash dividends.

As of December 29, 2017, Miconex had outstanding amount under a revolving credit facility of 2.2 million euros (approximately $2.7 million) with an interest rate of 1.3% plus a variable rate based on the Euro Interbank Offered Rate.

As of December 29, 2017, our total bank debt was $52.4 million, and we have $0.1 million and 6.0 million euros (approximately $7.2 million) available to borrow on our credit facilities in the U.S. and Czech Republic, respectively.

Capital Expenditures

Capital expenditures were $18.5 million for the year ended December 29, 2017, primarily attributable to the expansion of our Singapore, Czech Republic and certain U.S. facilities.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relations with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Other than operating leases for certain equipment and real estate and purchase order commitments primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the arrangements described under “Borrowing Arrangements” above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of December 29, 2017:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases(1)	$25,863	$7,162	$10,523	$8,062	$116
Borrowing Arrangement(2)	52,439	12,533	39,906	—	—
Purchase order commitments(3)	186,509	186,509	—	—	—
Total	$264,811	$206,204	$50,429	$8,062	$116

(1)

Operating lease obligations reflects (a) the leases for our headquarters and manufacturing facilities in Hayward, California that expire in 2020 through 2022; (b) the leases for manufacturing facilities in South San Francisco that expire in 2018; (c) the leases for manufacturing facilities in China, Singapore and the Philippines that expire in 2017 through 2022; (d) the leases for manufacturing facilities in Austin, Texas that expire in 2021; (e) the leases for manufacturing facilities in Chandler, Arizona that expire in 2022; and (g) the leases for our manufacturing facilities in the Czech Republic that expires in 2019. We have options to renew certain of the leases in South San Francisco, Hayward, Austin, Singapore and Czech Republic which we expect to exercise.

(2)

Amounts reflect obligations under our Revolving Credit Facility gross of $0.2 million of unamortized debt issuance costs, under which $9.9 million is outstanding under the Term Loan and approximately $39.9 million under the Revolving Credit Facility as of December 29, 2017 and of our bank debt of $2.7 million held by Miconex, in the Czech Republic.

(3)	Represents our outstanding purchase orders primarily for inventory.

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

Interest Rates

Our interest rate risk relates primarily to outstanding amounts under our term loan and revolving credit facilities which totaled $52.3 million (net of debt issuance costs) as of December 29, 2017, and carries interest rates pegged to either the prime rate, LIBOR or EURIBOR. To reduce our exposure to potentially rising interest rates, on September 17, 2015, we entered into an interest rate swap with the Lenders, encompassing $20.0 million of the Term Loan. The interest rate swap exchanges the variable interest rate component where LIBOR was at 1.57% as of December 29, 2017, with a fixed interest rate of 0.99% over the remaining term of the Term Loan. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to forecasted variable interest payments.

Item 8.	Financial Statements and Supplementary Data

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Ultra Clean Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ultra Clean Holdings, Inc. (the “Company”) as of December 29, 2017 and December 30, 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years ended December 29, 2017, December 30, 2016 and December 25, 2015, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 29, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 29, 2017 and December 30, 2016 and the consolidated results of its operations and its cash flows for each of the years ended December 29, 2017, December 30, 2016 and December 25, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Moss Adams LLP

San Francisco, California

March 14, 2018

We have served as the Company’s auditor since 2015.

Ultra Clean Holdings, Inc.

Consolidated Balance Sheets

	December 29,	December 30,
	2017	2016
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$68,306	$52,465
Accounts receivable, net of allowance of $69 and $65, respectively	90,213	74,663
Inventories	236,840	103,861
Prepaid expenses and other	12,089	6,461
Total current assets	407,448	237,450
Equipment and leasehold improvements, net	32,246	18,858
Goodwill	85,248	85,248
Purchased intangibles, net	31,587	37,024
Deferred tax assets, net	4,951	1,355
Other non-current assets	1,932	762
Total assets	$563,412	$380,697
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$12,381	$16,819
Accounts payable	173,521	71,189
Accrued compensation and related benefits	10,788	7,904
Deferred rent, current portion	670	634
Other current liabilities	9,987	4,515
Total current liabilities	207,347	101,061
Bank borrowings, net of current portion	39,893	50,931
Deferred tax liability	9,981	9,917
Deferred rent and other liabilities	5,886	2,657
Total liabilities	263,107	164,566
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 33,664,940 and 32,956,285 shares issued and outstanding, in 2017 and 2016, respectively	34	33
Additional paid-in capital	188,639	181,781
Common shares held in treasury, at cost, 601,944 shares in 2017 and 2016	(3,337)	(3,337)
Retained earnings	113,122	38,037
Accumulated other comprehensive loss	1,847	(383)
Total stockholders’ equity	300,305	216,131
Total liabilities and stockholders’ equity	$563,412	$380,697

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Operations

	Fiscal Year Ended
	December 29,	December 30,	December 25,
	2017	2016	2015
	(In thousands, except per share amounts)
Sales	$924,351	$562,759	$469,103
Cost of goods sold	756,722	475,976	398,073
Gross profit	167,629	86,783	71,030
Operating expenses:
Research and development	11,666	9,900	9,578
Sales and marketing	13,748	11,568	11,499
General and administrative	52,818	42,924	44,112
Total operating expenses	78,232	64,392	65,189
Income from operations	89,397	22,391	5,841
Interest and other income (expense), net	(2,455)	(3,444)	(2,234)
Income before provision for income taxes	86,942	18,947	3,607
Income tax provision	11,857	8,896	14,339
Net income (loss)	$75,085	$10,051	$(10,732)

Net income (loss) per share:
Basic	$2.25	$0.31	$(0.34)
Diluted	$2.19	$0.30	$(0.34)
Shares used in computing net income (loss) per share:
Basic	33,409	32,632	31,564
Diluted	34,303	33,150	31,564

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Fiscal Year Ended
	December 29,	December 30,	December 25,
	2017	2016	2015
Net income (loss)	$75,085	$10,051	$(10,732)
Other comprehensive income (loss):
Change in cumulative translation adjustment	1,193	(393)	(5)
Cash flow hedges:
Change in fair value of derivatives	1,274	(60)	23
Adjustment for net gain (loss) realized and included in net income	(237)	88	(36)
Total change in unrealized gain (loss) on derivative instruments	1,037	28	(13)
Other comprehensive income (loss)	2,230	(365)	(18)
Comprehensive income (loss)	$77,315	$9,686	$(10,750)

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
		(in thousands, except share amounts)
Balance December 26, 2014	29,562,338	$30	$149,804	$38,718	$—	$188,552
Issuance of restricted common stock	56,000	—	—	—	—	—
Issuance under employee stock plans	763,529	—	2,411	—	—	2,411
Amortization of stock-based compensation	—	—	3,660	—	—	3,660
Excess tax benefit from stock-based compensation	—	—	(77)	—	—	(77)
Employees’ taxes paid upon vesting of restricted stock units	(39,938)	—	(330)	—	—	(330)
Common stock issued for acquisitions	1,937,500	2	17,475	—	—	17,477
Net loss	—	—	—	(10,732)	—	(10,732)
Other comprehensive loss	—	—	—	—	(18)	(18)
Balance December 25, 2015	32,279,429	32	$172,943	$27,986	$(18)	$200,943
Issuance of restricted common stock	52,000	—	—	—	—	—
Issuance under employee stock plans	761,824	1	601	—	—	602
Amortization of stock-based compensation	—	—	5,671	—	—	5,671
Employees’ taxes paid upon vesting of restricted stock units	(136,968)	—	(771)	—	—	(771)
Net income	—	—	—	10,051	—	10,051
Other comprehensive loss	—	—	—	—	(365)	(365)
Balance December 30, 2016	32,956,285	$33	$178,444	$38,037	$(383)	$216,131
Issuance of restricted common stock	45,000	—	—	—	—	—
Issuance under employee stock plans	823,440	1	1,815	—	—	1,816
Amortization of stock-based compensation	—	—	7,757	—	—	7,757
Employees’ taxes paid upon vesting of restricted stock units	(159,785)	—	(2,714)	—	—	(2,714)
Net income	—	—	—	75,085	—	75,085
Other comprehensive income	—	—	—	—	2,230	2,230
Balance December 29, 2017	33,664,940	$34	$185,302	$113,122	$1,847	$300,305

(See notes to consolidated financial statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 29,	December 30,	December 25,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$75,085	$10,051	$(10,732)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,275	5,981	4,728
Amortization of finite-lived intangibles	5,437	5,758	6,212
Amortization of debt issuance costs	153	153	829
Excess tax benefit from stock-based compensation	—	771	77
Stock-based compensation	7,757	5,671	3,660
Loss from disposal of fixed assets	72	169	—
Change in the fair value of the contingent earn out	(278)	1,446	(449)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(14,930)	(15,834)	5,818
Inventories	(131,874)	(31,516)	(8,329)
Prepaid expenses and other	(4,911)	1,709	(948)
Deferred income taxes	(3,755)	3,534	10,352
Other non-current assets	(582)	(45)	(24)
Accounts payable	99,569	31,705	(12,593)
Accrued compensation and related benefits	2,777	1,397	798
Income taxes payable	8,177	(16)	(77)
Other liabilities	933	(3,357)	1,604
Net cash provided by operating activities	48,905	17,577	926
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(16,149)	(7,278)	(10,152)
Acquisition of businesses, net of cash acquired	—	—	(45,064)
Net cash used in investing activities	(16,149)	(7,278)	(55,216)
Cash flows from financing activities:
Proceeds from bank borrowings	15,076	6,657	79,212
Proceeds from issuance of common stock	1,816	602	2,411
Principal payments on bank borrowings	(31,248)	(14,341)	(55,205)
Payments of debt issuance costs	—	—	(611)
Excess tax benefit from stock-based compensation	—	—	(77)
Employees’ taxes paid upon vesting of restricted stock units	(2,714)	(771)	(331)
Net cash used in financing activities	(17,070)	(7,853)	25,399
Effect of exchange rate changes on cash and cash equivalents	155	(84)	(3)
Net increase (decrease) in cash	15,841	2,362	(28,894)
Cash and cash equivalents at beginning of year	52,465	50,103	78,997
Cash and cash equivalents at end of year	$68,306	$52,465	$50,103
Supplemental cash flow information:
Income taxes paid	$7,614	$4,463	$2,900
Income tax refunds	$71	$646	$622
Interest paid	$2,216	$2,505	$2,163
Non-cash investing and financing activities:
Fair value of common shares issued for acquisition	$—	$—	$17,661
Fair value of earn-out payments related to Miconex acquisition	$—	$—	$1,280
Restricted stock issued	$13,080	$2,986	$2,950
Equipment and leasehold improvements purchased included in accounts payable and other current liabilities	$2,558	$701	$153

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

Significant Sales to Customers — The Company’s most significant customers (having accounted for 10% or more of sales) and their related sales as a percentage of total sales for each of the previous three years, were as follows:

	Fiscal Year Ended
	2017	2016	2015
Lam Research Corporation	59.8%	53.3%	50.6%
Applied Materials, Inc.	24.6	28.9	26.4
Total	84.4%	82.2%	77.0%

Two customers’ accounts receivable balances: Lam Research Corporation and Applied Materials, Inc. were individually greater than 10% of total accounts receivable as of December 29, 2017 and December 30, 2016 and, in the aggregate, represented approximately 75.8% and 85.0% of accounts receivable at December 29, 2017 and December 30, 2016, respectively.

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

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in thousands):

		Fair Value Measurement at
		Reporting Date Using
Description	December 29, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Interest rate swap	$30	$—	$30	$—
Forward contracts	$1,302	$—	$1,302	$—

		Fair Value Measurement at
		Reporting Date Using
Description	December 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Interest rate swap	$15	$—	$15	$—
Other liabilities:
Interest rate swap	$6	$—	$6	$—
Contingent earn-out liability	$278	$—	$—	$278

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

Inventories — Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. The Company evaluates the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts on a periodic basis. Obsolete inventory or inventory in excess of management’s estimated usage is written-down to its estimated market value less costs to sell, if less than its cost. Inherent in the estimates of market value are management’s estimates related to economic trends, future demand for products, and technological obsolescence of the Company’s products.

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

At December 29, 2017 and December 30, 2016, inventory balances were $236.8 million and $103.9 million, respectively, net of reserves of $7.9 million and $6.9 million, respectively. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specific identified inventory in excess of estimated usage. For fiscal years 2017, 2016 and 2015, inventory write-downs were $2.6 million, $2.3 million and $2.4 million.

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

Product Warranty — The Company provides a warranty on its products for a period of up to two years, and provides for warranty costs at the time of sale based on historical activity. Determination of the warranty reserve requires the Company to make estimates of product return rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of sales may be required in future periods. The warranty reserve is included in other current liabilities on the consolidated balance sheets.

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

During the quarter ended December 29, 2017 the Company performed a twelve quarter analysis of its U.S. cumulative pretax profit position as of December 29, 2017 and, weighing both positive and negative evidence, determined that it is more likely than not that the Company will not have the ability to generate sufficient taxable income over the foreseeable future to realize its U.S. federal and state deferred tax assets. Therefore, during the quarter ended December 29, 2017, the Company continues to believe that a valuation allowance is required on its U.S. federal net deferred tax assets. The total U.S. federal and state valuation allowance as of December 29, 2017 was $7.9 million.

During the quarter ended December 29, 2017, the Company has concluded that a full valuation allowance against one of its Singapore subsidiaries’ deferred tax assets continues to be necessary.  The total valuation allowance of the Singapore loss entity as of December 29, 2017 is $0.2 million.

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

The Company had a total valuation allowance on its net deferred tax assets in the amount of $8.1 million and $23.8 million as of December 29, 2017 and December 30, 2016, respectively.

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

Net Income per Share — Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options and restricted stock using the treasury stock method, except when such shares are anti-dilutive (see Note 10 to the Notes to Consolidated Financial Statements).

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

Stock-based compensation expense includes compensation costs related to estimated fair values of stock options, units and awards granted. Stock-based compensation expense from stock options, restricted stock units and stock awards and the related income tax benefit recognized were $7.8 million and $1.1 million, respectively, for fiscal year 2017, $5.7 million and $2.7 million, respectively, for fiscal year 2016 and $3.7 million and $0.5 million, respectively, for fiscal year 2015.

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

The stockholders of the Company approved an increase in the number of shares available for issuance under our amended and restated stock incentive plan by 1,500,000, 3,100,000 and 2,700,000 on June 10, 2010, May 22, 2013 and May 21, 2017, respectively.

There were no employee stock option grants by the Company for years 2017, 2016 and 2015. Generally, options vest over four years and expire no later than ten years from the grant date. During fiscal years 2017, 2016 and 2015, the Company recorded $6.7 million, $3.0 million and $3.2 million, respectively, of stock-based compensation expense, net of tax, associated with employee and director stock plans and employee stock purchase plan programs. As of December 29, 2017, there was $12.4 million, net of forfeitures of $3.0 million, of unrecognized compensation cost related to employee and director stock which is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.55 years, and will be adjusted for subsequent changes in estimated forfeitures and future grants.

Total stock-based compensation during the fiscal years 2017, 2016 and 2015, respectively, to various expense categories was as follows (in thousands):

	Year Ended
	December 29,	December 30,	December 25,
	2017	2016	2015
Cost of goods sold (1)	$1,499	$1,254	$1,175
Sales and marketing	617	463	414
Research and development	219	281	202
General and administrative	5,422	3,673	1,869
	7,757	5,671	3,660
Income tax benefit	(1,055)	(2,660)	(487)
Net stock-based compensation expense	$6,702	$3,011	$3,173

(1)	Stock-based compensation expenses capitalized in inventory for fiscal years 2017, 2016 and 2015 were considered immaterial.

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

At the end of fiscal years 2017, 2016 and 2015, the Company assessed the useful lives of its long-lived assets, including property, plant and equipment as well as its intangible assets and concluded that no impairment was required, except for UAMC assets, as discussed below.

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

In November 2016, the Company determined to seek to dispose of a portion of its 3D printing business in Singapore (UAMC). This plan is consistent with the Company’s strategy to focus on producing products for the semiconductor capital equipment industry. The Company recognized a $0.7 million loss on reclassification of the assets of UAMC as held for sale as at December 30, 2016. This loss was recorded in cost of goods in the statements of operations. The total assets of UAMC at December 29, 2017 were $3.0 million.

Recent Accounting Pronouncements

In May 2014, the FASB amended the existing accounting standards for revenue recognition. Following the FASB's finalization of a one year deferral, this standard is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company will adopt this standard in the first quarter of fiscal year 2018. The Company performed an assessment of the impact of the new accounting standard on its consolidated financial statements by outlining all revenue generating activities, mapping those activities to deliverables and tracing those deliverables to the standard. The Company will use the modified retrospective approach. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements and its internal control over financial reporting, however it will require new disclosures, which the Company is in the process of finalizing.

In July 2015, the FASB issued authoritative guidance that requires inventory to be measured at the lower of cost and net realizable value instead of at lower of cost or market. This guidance does not apply to inventory that is measured using last-in, first out or the retail inventory method but applies to all other inventory including those measured using first-in, first-out or the average cost method. The authoritative guidance was effective for the Company in the first quarter of fiscal 2017 and the Company recognized $0.1 million to value the inventory at lower of cost or net realizable value.

In February 2016, the FASB issued new guidance related to how an entity should recognize lease assets and lease liabilities. The guidance specifies that an entity who is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance. The guidance is effective beginning in the first quarter of 2019. Early adoption is permitted.  In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is evaluating the impact of adopting this guidance on the Company’s consolidated financial statements. The Company currently expects that its operating lease commitment will be subject to the new standard and recognized as right-of-use asset and operating lease liability upon adoption of this standard, which will increase the total assets and total liabilities that it reports relative to such amounts prior to adoption.

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

In August 2016, the FASB issued an amendment to its accounting guidance related to the classification of certain cash receipts and cash payments. The amendment was issued to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2018 with early adoption permitted. The amendment is required to be adopted retrospectively unless it is impracticable. The Company expects that the adoption will not have a material impact on its financial statements.

In January 2017, the FASB clarified its guidance to simplify the measurement of goodwill by eliminating the Step 2 impairment test. The new guidance requires companies to perform goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2020. The amendment is required to be adopted prospectively. Early adoption is permitted. The Company is evaluating the impact of adopting this amendment to its consolidated financial statements.

In January 2017, the FASB clarified its guidance on the definition of a business in accounting for transactions when determining whether they represent acquisitions or disposals of assets or of a business. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2018. The amendment is required to be adopted prospectively. The adoption of this standards update will not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued an accounting standards update with new guidance to clarify when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires the application of modification accounting if the value, vesting conditions or classification of the award changes. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2018 with early adoption permitted. The adoption of this standards update will not have a material impact on the Company’s consolidated financial statements.

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

Cash Flow Hedges

In September 2015, the Company entered into an interest rate swap with East West and City National banks with a notional amount of $20.0 million pursuant to which the Company pays the counterparty a fixed rate of 0.99% and receives interest at a variable rate equal to the LIBOR rate the Company is required to pay under its term loan, or 1.57%, as of December 29, 2017. This interest rate swap effectively locks in a fixed interest rate of 2.99% on $7.8 million of the $9.9 million term loan as of December 29, 2017, with a decreasing notional amount based on prorated quarterly principal payments over the remaining period of the term loan.

In 2017, Miconex entered into foreign currency forward contracts to hedge certain forecasted costs and expenses transactions denominated in currencies other than Miconex’s local currency. The notional principal of these contracts was approximately $14.2 million as of December 29, 2017. These contracts have maturities of 36 months or less.

Gains or losses on the effective portion of a cash flow hedge are reflected as a component of AOCI and subsequently recorded to interest income (expense) and/or to cost of goods sold when the hedged transactions are realized. If the hedged transactions become probable of not occurring, the corresponding amounts in AOCI would be immediately reclassified to interest and other income, net. As of December 29, 2017, the effective portion of the Company’s cash flow hedge before tax effect was approximately $1.3 million, of which $0.7 million is expected to be reclassified from AOCI into earnings within the next 12 months.

The Company records all derivatives in the Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value (in thousands) as of December 29, 2017 and December 25, 2015.

		December 30, 2017
		Fair Value of	Fair Value of
		Derivatives	Derivatives Not
	Balance Sheet	Designated as	Designated as	Total
	Location	Hedge Instruments	Hedge Instruments	Fair Value
Derivative assets and liabilities:
Level 2:
Interest rate swap	Other current assets	$30	$—	$30
Forward contracts	Prepaid expenses and other	$714	$—	$714
Forward contracts	Other non-current assets	$588	$—	$588

		December 30, 2016
		Fair Value of	Fair Value of
		Derivatives	Derivatives Not
	Balance Sheet	Designated as	Designated as	Total
	Location	Hedge Instruments	Hedge Instruments	Fair Value
Derivative assets and liabilities:
Level 2:
Interest rate swap	Other non-current assets	$15	$—	$15
Interest rate swap	Deferred rent and other liabilities	$—	$6	$6

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) is summarized below (in thousands):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect (Effective Portion)
	Twelve Months Ended
	December 29, 2017	December 30, 2016
Derivatives in Cash Flow Hedging Relationship
Interest rate swap	$4	$(60)
Forward contracts	$(1,510)	$—

	Gains (Losses) Reclassified from AOCI into Income (Effective Portion)
		Twelve Months Ended
	Income Statement Location	December 29, 2017	December 30, 2016
Derivatives in Cash Flow Hedging Relationship
Interest rate swap	Interest and other income (expense), net	$18	$88
Forward contracts	Cost of goods sold	$(255)	$—

There were no gains (losses) recognized in income on derivatives that are excluded from the effectiveness testing and ineffective portion of the cash flow hedge for the fiscal year ended December 29, 2017 and December 30, 2016.

The effect of derivative instruments not designated as hedging instruments on income for the fiscal years ended December 29, 2017 and December 25, 2015 is immaterial to the financial statements.

3. Balance Sheet Information

Inventories consisted of the following (in thousands):

	December 29,	December 30,
	2017	2016
Raw materials	$183,457	$68,473
Work in process	43,826	26,529
Finished goods	9,557	8,859
Total	$236,840	$103,861

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	December 20,	December 30,
	2017	2016
Computer equipment and software	$11,672	$11,135
Furniture and fixtures	3,318	3,118
Machinery and equipment	19,781	17,016
Leasehold improvements	23,185	16,838
	57,956	48,107
Accumulated depreciation	(38,879)	(33,825)
Construction in progress	13,515	4,576
Total	$32,592	$18,858

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

The fair value of the earn-out payments at the acquisition date was determined providing risk adjusted earnings projections using the Monte Carlo Simulation. These inputs are not observable in the market and thus represent a Level 3 measurement as discussed in Note 1 of the Company’s Consolidated Financial Statements. During the fiscal year 2017, the Company reassessed the fair value of the earn-out payments, decreasing the fair value from $0.3 million as of December 30, 2016 to nil as of December 29, 2017. Miconex failed to achieve the specified performance target for the second year. The decrease of $0.3 million was recorded as other income in the Consolidated Statements of Operations.

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

Marchi

On February 5, 2015, the Company acquired the assets of Marchi, a designer and manufacturer of specialty thermocouples, heaters and temperature controllers, for approximately $29.9 million in cash and 1,437,500 shares of newly issued common stock for a total purchase price of approximately $43.7 million. In addition, the Company incurred approximately $0.2 million of costs related to the acquisition. The Company completed this acquisition primarily in order to expand its capabilities with existing customers and to bring the Company closer to the customer in the design stage of new products and next generation equipment. The Company financed the cash portion of the acquisition by borrowing a total of $29.7 million under the Credit Agreement. See further discussion of the borrowing arrangements in Note 6 to the Company’s Consolidated Financial Statements.

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

The following unaudited pro forma consolidated results of operations assume the Marchi and Miconex acquisitions were completed as of the beginning of the year of the reporting periods presented (in thousands, except per share amounts):

Year Ended
December 25,
2015
Net sales	$490,927
Net loss	$(9,161)
Basic loss per share	$(0.29)
Diluted loss per share	$(0.29)

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

As part of the Company’s annual testing of goodwill impairment, in the fourth quarter of fiscal 2017, the Company performed the two-step impairment test of the Company’s three reporting units for potential impairment. The Company utilized the discounted cash flow method of the income approach to estimate the fair values of each of the reporting units. The estimates used in the impairment testing were consistent with the discrete forecasts that the Company uses to manage its business, and, additionally, considered the developments that occurred since the dates of the acquisitions. Under the discounted cash flow method, cash flows beyond the discrete forecasts were estimated using terminal growth rates ranging from 4.2%—8.5%, which are considered to be the long-term earnings growth rates specific to the reporting units. The estimated future cash flows were discounted to present value using discount rates between 14.0%—17.5% that were the value-weighted average of the reporting units’ estimated cost of equity and debt derived using both known and estimated market metrics. These discount rates were adjusted to reflect risk factors that considered both the timing and risks associated with the estimated cash flows for each of the respective reporting units. The tax rates used in the discounted cash flows reflected the international structure currently in place, which is consistent with the market participant perspective. The Company then allocated the fair values of the reporting units to the assets and liabilities of each of the reporting units. Based on the Company’s analyses, the Company concluded that the fair value of each of the reporting units was greater than their carrying amount, including goodwill, and, therefore, the second step of the goodwill impairment test was not required.

Details of aggregate goodwill of the Company are as follows (in thousands):

	Gross	Accumulated	Net Carrying
	Amount	Impairment*	Amount
Year Ended December 29, 2017
Goodwill	$119,291	$(34,043)	$85,248
Year Ended December 30, 2016
Goodwill	$119,291	$(34,043)	$85,248

*	Represents goodwill recorded for UCT in 2002 and Sieger Engineering in 2006, which was fully impaired in prior years.

Details of goodwill and other intangible assets were as follows (in thousands):

	December 29, 2017			December 30, 2016
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
Carrying amount	$85,248	$31,587	$116,835	$85,248	$37,024	$122,272

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

Details of purchased intangible assets were as follows (in thousands):

	As of December 29, 2017			As of December 30, 2016
	Gross			Gross
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	Amount	Amortization	Value	(in years)
AIT
Customer relationships	$19,000	$(17,998)	$1,002	$19,000	$(17,058)	$1,942	7
Tradename	1,900	(1,900)	—	1,900	(1,900)	—	6
Intellectual property/know-how	1,600	(1,257)	343	1,600	(1,029)	571	7
Marchi
Customer relationships	9,900	(2,887)	7,013	9,900	(1,898)	8,002	10
Tradename	1,170	(1,170)	—	1,170	(443)	727	6
Intellectual property/know-how	12,300	(4,023)	8,277	12,300	(2,643)	9,657	8-12
Miconex
Customer relationships	8,800	(2,835)	5,965	8,800	(1,662)	7,138	7.5
UCT
Tradename	8,987	—	8,987	8,987	—	8,987
Total	$63,657	$(32,070)	$31,587	$63,657	$(26,633)	$37,024

The Company amortizes customer relationships intangible asset for AIT using an accelerated method over the estimated economic life of the assets, ranging from 6 to 10 years. The Company amortizes its intellectual property/know-how and customer relationships intangible assets for Marchi and Miconex on a straight-line basis with an estimated economic life of the assets ranging from 7 to 12 years. Amortization expense was approximately $5.4 million for the year ended December 29, 2017, $5.8 million for the year ended December 30, 2016, and $6.2 million for the year ended December 25, 2015.

In the fourth quarter of 2015, the Company wrote off the remaining book value of the tradename intangible acquired from AIT of $0.5 million and in the fourth quarter of 2017 the Company wrote off the tradename acquired from Marchi of $0.5 million as the Company no longer believed that these tradenames have value. The Company also carries a UCT trade-name intangible asset of $9.0 million as a result of a previous acquisition. The Company concluded that the UCT trade-name intangible asset life is indefinite and is therefore not amortized. The Company also concluded that the UCT trade-name as of December 29, 2017 is not impaired as there were no new events or changes in circumstances that would indicate that its carrying amount may not be recoverable.

As of December 29, 2017, future estimated amortization expense is expected to be as follows:

Amortization
Expense
(in thousands)
2018	$4,390
2019	4,040
2020	3,543
2021	3,542
2022	3,543
2023 and thereafter	3,542
Total	$22,600

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

As of December 29, 2017, the interest rates on the outstanding Term Loan and Revolving Credit facility were 3.57% (2.0% fixed and 1.57% variable based on LIBOR) and 3.75% fixed, respectively. In order to manage interest rate risk on the variable component of the Term Loan the Company entered into an interest rate swap with the Lenders in September 2015 with a total notional amount of $20.0 million pursuant to which the Company pays the counterparty a fixed rate of 0.99% and receives interest at a variable rate equal to the LIBOR rate the Company is required to pay under its Term Loan, or 1.57%, as of December 29, 2017. This interest rate swap effectively locked in a fixed interest rate of 2.99% on $7.8 million of the $9.9 million term loan balance outstanding as of December 29, 2017, with a decreasing notional amount based on principal payments over the remaining period of the term loan.

The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00 starting with the end of the first quarter of fiscal 2015 and a consolidated leverage ratio (as defined in the Credit Agreement) no greater than 3.5 to 1.00 starting with the end of the first quarter of fiscal 2015. The Credit Agreement also includes other customary affirmative and negative covenants. In December 2015, the Credit Agreement was amended to add a covenant requiring the Company to maintain a minimum cash balance of $35.0 million at the end of each quarter. The Company was in compliance with all covenants for the quarter ended December 29, 2017.

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

As of December 29, 2017, the Company has outstanding amounts under the Term Loan and Revolving Credit Facility of $9.9 million and $39.9 million, respectively, which are gross of unamortized debt issuance costs of $0.2 million, for a total debt balance with this credit facility of $49.6 million.

As of December 29, 2017, Miconex had outstanding amount under a revolving credit facility of 2.3 million euros (approximately $2.7 million) with an interest rate of 1.3% plus a variable rate based on the Euro Interbank Offered Rate.

As of December 29, 2017, the Company’s total bank debt was $52.3 million. As of December 29, 2017, the Company has $0.1 million and 6.0 million euros (approximately $7.2 million) available to borrow on our revolving credit facilities in the U.S. and Czech Republic, respectively.

7. Income Taxes

U.S. and foreign components of income before income taxes were (in thousands):

	Year Ended
	December 29,	December 30,	December 25,
	2017	2016	2015
U.S. operations	$8,869	$(17,459)	$(10,910)
Foreign operations	78,073	36,406	14,517
Total pretax income	$86,942	$18,947	$3,607

The provision for income taxes consisted of the following (in thousands):

	Year Ended
	December 29,	December 30,	December 25,
	2017	2016	2015
Current:
Federal	$3,662	$—	$(52)
State	240	110	158
Foreign	11,719	5,321	3,777
Total current	15,621	5,431	3,883
Deferred:
Federal	(5,556)	1,706	12,043
State	176	202	714
Foreign	1,616	1,557	(2,301)
Total deferred	(3,764)	3,465	10,456
Total provision	$11,857	$8,896	$14,339

Significant components of net deferred tax assets and deferred tax liabilities for federal and state income taxes were as follows (in thousands):

	Year Ended
	December 29,	December 30,
	2017	2016
Net non-current deferred tax asset:
Inventory valuation and basis difference	$2,703	$3,359
State taxes	50	49
Stock compensation	1,398	1,788
Other accrued expenses	1,148	1,748
Depreciation	302	1,347
Intangibles	3,387	5,105
Net operating losses	3,055	9,588
Research & other credits	—	980
	12,043	23,964
Valuation allowance	(8,064)	(23,844)
Net non-current deferred tax asset	3,979	120
Total deferred tax asset	3,979	120
Current deferred tax liability:
Undistributed earnings	(2,516)	(1,126)
Non-current deferred tax liability:
Goodwill	(6,493)	(7,556)
Net deferred tax asset (liability)	$(5,030)	$(8,562)

The effective tax rate differs from the U.S. federal statutory tax rate as follows:

	Year Ended
	December 29,	December 30,	December 25,
	2017	2016	2015
Federal income tax provision at statutory rate	35.0%	34.0%	34.0%
State income taxes, net of federal benefit	0.3%	(0.6)%	(3.1)%
Effect of foreign operations	(18.7)%	(15.3)%	(102.5)%
Change in valuation allowance	(19.8)%	30.8%	445.8%
China withholding taxes	—%	—%	10.3%
Acquisition related costs	—%	1.0%	8.3%
Tax law changes	15.8%	—%	—%
Other	1.0%	(3.0)%	4.7%
Effective Tax Rate	13.6%	46.9%	397.5%

The Company earns a significant amount of its operating income outside the United States, which is deemed to be indefinitely reinvested in foreign jurisdictions, except as disclosed below. As a result, most of the Company’s cash and cash equivalents are held by foreign subsidiaries. The Company currently does not intend nor foresee a need to repatriate any other funds to the U.S. The Company expects domestic cash and cash flows from operations to continue to be sufficient to fund its domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for the foreseeable future. If the Company should require more capital in the U.S. than is generated by its domestic operations, for example to fund significant discretionary activities such as business acquisitions, the Company could raise capital in the United States through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or dilution of our earnings. The Company has borrowed funds domestically and continues to believe it has the ability to do so at reasonable interest rates. The Company does not provide for U.S. taxes on its undistributed earnings of foreign subsidiaries that it intends to invest indefinitely outside the U.S., unless such taxes are otherwise required under U.S. tax law. In 2017, the Company determined that a portion of the current year earnings of one of its China subsidiaries may be remitted in the future to one of its foreign subsidiaries outside of mainland China and, accordingly, the Company provided for the related withholding taxes in its consolidated financial statements. As of December 29, 2017, the Company had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $176.7 million. If the Company were to distribute these earnings to the United States, these earnings could be subject to withholding taxes in the countries where the cash was earned.

The U.S. Tax Cuts and Jobs Act (TCJA) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the TCJA reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings. In addition, in 2017 the Company was subject to a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax.

Due to the complexities involved in accounting for the enactment of TCJA, SEC Staff Accounting Bulletin 118 allows us to provide a provisional estimate of the impacts of the TCJA in our earnings for the fourth quarter and year ending December 29, 2017. Accordingly, based on currently available information, the Company estimates that the enactment of the TCJA will result in a one-time reduction in net deferred income tax liabilities of approximately $7.3M, due primarily to the re-measurement of U.S. deferred tax liabilities at the lower 21% U.S. federal corporate income tax rate. As the Company collects and analyzes data, interprets the TCJA, and receives additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, it may make adjustments to the provisional amounts. Those adjustments may impact the provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the TCJA will be completed in 2018.

Provisional amounts for the one-time transition tax have been recorded as of December 29, 2017 and are subject to change during 2018. The TCJA requires the Company to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. Based on cumulative foreign earnings of $176.7 million, the Company has recorded a provisional amount for the one-time transitional tax liability and income tax expense of $3.7 million. The provisional amount is based on estimates of the effects of the TCJA, as a full analysis requires significant data from our foreign subsidiaries that is not regularly collected or analyzed.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Balance as of December 25, 2015	$337
Decreases related to prior year tax positions	(28)
Increases related to current year tax positions	13
Expiration of the statute of limitations for the assessment of taxes	(24)
Balance as of December 30, 2016	298
Increases related to current year tax positions	17
Expiration of the statute of limitations for the assessment of taxes	(13)
Balance as of December 29, 2017	$302

The Company’s gross liability for unrecognized tax benefits as of December 29, 2017 and December 30, 2016 was $0.3 million and $0.3 million, respectively. Increases or decreases to interest and penalties on uncertain tax positions are included in the income tax provision in the Consolidated Statements of Operations. Interest related to uncertain tax positions for the periods ended December 29, 2017, December 30, 2016 and December 25, 2015 was considered to be de minimis. Although it is possible some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

As of December 29, 2017, the Company had California net operating loss carryforwards (“NOLs”) of approximately $24.3 million. The California NOLs begin expiring after 2031.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company’s 2014 through 2016 federal income tax returns are open to audit through the statute of limitations by the Internal Revenue Service. The Company’s 2013 through 2016 state income tax returns are open to audit by the

California Franchise Tax Board. The Company is also subject to examination in various other jurisdictions for various periods.

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

The stockholders of the Company approved amendments to the Company’s 2003 Stock Incentive Plan, which included an increase in shares available for issuance by 1,500,000, 3,100,000 and 2,700,000 common shares which are more fully described in the Company’s definitive proxy statements filed on April 23, 2010, May 27, 2013 and May 21, 2017, respectively. At December 29, 2017, 2,199,977 shares were available for future grants under the 2003 Incentive Plan.

Option activity under the 2003 Incentive Plan is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life	(in thousands)
Outstanding, December 26, 2014	853,551	$8.87	1.35	$1,798
Exercised	(339,303)
Cancelled	(198,600)
Outstanding, December 25, 2015	315,648	$10.02	2.06	$216
Exercised	(101,700)	3.91
Cancelled	(77,489)	12.54
Outstanding, December 30, 2016	136,459	$13.15	0.57	$135
Exercised	(113,362)	13.96
Cancelled	(13,825)	14.56
Outstanding, December 29, 2017	9,272	$1.17	1.24	$203
Options exercisable and expected to vest, December 29, 2017	9,272	$1.17	1.24	$203

The following table summarizes information with respect to options outstanding and exercisable at December 30, 2016:

Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Shares	Average	Exercise	Shares	Exercise
Range of Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Price
$1.17	9,272	1.24	$1.17	9,272	$1.17

For the fiscal years 2017, 2016 and 2015, the intrinsic value of the Company’s exercised stock options was $0.2 million, $0.1 million and $0.2 million respectively. There was no stock-based compensation expense for fiscal year 2017, 2016 and 2015 attributable to stock options as all outstanding options were fully vested at the beginning of the 2014 fiscal year.

Restricted Stock Units and Restricted Stock Awards — In fiscal years 2017, 2016 and 2015, the Company granted 45,000, 52,000 and 56,000 shares, respectively, of common stock to its board members under the 2003 Incentive Plan. These Restricted Share Awards (RSAs) vest on the earlier of 1) the next Annual Shareholder Meeting, or 2) 365 days from date of grant. The total unamortized expense of the Company’s unvested RSAs as of December 29, 2017, is approximately $0.4 million. During the first quarter of fiscal year 2008, the Company began granting stock awards in the forms of Restricted Stock Units (RSUs) and Performance Stock Units (PSUs) to its employees as part of the Company’s long term equity compensation plan. These stock awards are granted to employees with a unit purchase price of zero dollars and typically vest over three years, subject to the employee’s continued service with the Company and, in the case of PSUs, subject to achieving certain performance goals. The expected cost of the grant is recognized over the service period, and is reduced for estimated forfeitures and, in the case of PSUs, is reduced based on estimated achievement of performance goals. During the year ended December 29, 2017, the Company approved and granted 580,432 RSU’s to employees with a weighted average grant date fair value of $21.82 per share and 127,248 PSUs with a weighted average grant date fair value of $19.87 per share. As of December 29, 2017, $12.0 million of unrecognized stock-based compensation cost, net of estimated forfeitures, related to RSUs remains to be amortized and is expected to be recognized over an estimated period of 1.6 years. The unvested amount is subject to forfeiture, until fully vested. At December 29, 2017, 1,676,312 shares were subject to forfeiture.

The following table summarizes the Company’s restricted stock unit and restricted stock award activity through the year ended December 29, 2017 :

		Aggregate
		Intrinsic
	Number of	Value
	Shares	(in thousands)
Unvested restricted stock units and restricted stock awards at December 25, 2015	1,267,942	$6,563
Granted	1,432,860
Vested	(675,591)
Forfeited	(267,704)
Unvested restricted stock units and restricted stock awards at December 30, 2016	1,757,507	$16,466
Granted	760,180
Vested	(759,378)
Forfeited	(81,997)
Unvested restricted stock units and restricted stock awards at December 29, 2017	1,676,312	$38,706
Vested and expected to vest restricted stock units and restricted stock awards	1,457,129	$33,645

Employee Stock Purchase Plan — In 2004 the Company adopted an Employee Stock Purchase Plan (“ESPP”) and is authorized to issue 555,343 shares of common stock under the ESPP. The ESPP permits employees to purchase common stock at a discount through payroll withholdings at certain specified dates (purchase period) within a defined offering period. The purchase price is 95% of the fair market value of the common stock at the end of the purchase period and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. There were 10,700 shares issued under the ESPP during the year ended December 29, 2017.

Employee Savings and Retirement Plan — The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all employees who meet certain eligibility requirements. Participants could elect to contribute to the 401(k) Plan, on a pre-tax basis, up to 25% of their salary to a maximum of $18,000. The Company may make matching contributions of up to 3% of employee contributions based upon eligibility. The Company made approximately $1.2 million, $1.1 million, and $1.0 million discretionary employer contributions to the 401(k) Plan in the years ended December 29, 2017, December 30, 2016 and December 25, 2015, respectively.

10. Net Income (Loss) Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands):

	Year Ended
	December 29,	December 30,	December 25,
	2017	2016	2015
Numerator:
Net income (loss)	$75,085	$10,051	$(10,732)
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	33,409	32,632	31,564
Shares used in computation — diluted:
Weighted average common shares outstanding	33,409	32,632	31,564
Dilutive effect of common shares outstanding subject to repurchase	878	485	—
Dilutive effect of options outstanding	16	33	—
Shares used in computing diluted net income (loss) per share	34,303	33,150	31,564
Net income (loss) per share — basic	$2.25	$0.31	$(0.34)
Net income (loss) per share — diluted	$2.19	$0.30	$(0.34)

The Company had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive. Such outstanding securities consist of the following (in thousands):

	Year Ended
	December 29,	December 30,	December 25,
	2017	2016	2015
Outstanding options	none	174	261

11. Geographical Information

The Company’s principal markets include North America, Asia and Europe. Sales by geographic area represent sales to unaffiliated customers and are based upon the location to which the products were shipped. The following table sets forth revenue by geographic area (in thousands):

	Year Ended
	December 29,	December 30,	December 25,
Sales	2017	2016	2015
United States	$512,153	$308,129	$313,090
China	36,893	13,152	21,464
Singapore	287,887	175,843	103,176
Austria	34,546	35,729	12,568
Others	52,872	29,906	18,805
Total	$924,351	$562,759	$469,103

At December 29, 2017 and December 30, 2016, approximately $11.9 million and $8.1 million, respectively, of the Company’s long-lived assets were located in China, Singapore and the Czech Republic, and the remaining balances were located in the United States.

12. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $186.5 million at December 29, 2017.

The Company leases properties domestically in Hayward, California, Austin, Texas, Chandler, Arizona and South San Francisco, California and internationally in China, Singapore, Philippines and the Czech Republic. The Company leases certain of its facilities under non-cancelable leases, which expire on various dates through 2022. Total rent expense for fiscal years 2017, 2016 and 2015, was $6.9 million, $6.3 million and $6.8 million, respectively.

As of December 29, 2017, future minimum payments under these operating leases were as follows (in thousands):

Fiscal year
2018	$7,162
2019	5,598
2020	4,925
2021	4,414
2022	3,648
Thereafter	116
Total minimum lease payments	$25,863

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

In 2017, the former shareholders of Miconex disputed the Company’s determination that Miconex failed to achieve the specified performance target applicable to the potential cash “earn-out” payments under the acquisition agreement for the second annual performance period ended July 2017 (the “Performance Target”). The Company expects the dispute to be resolved pursuant to the dispute resolution provisions of the acquisition agreement. The Company believes that Miconex did not achieve the Performance Target, and therefore no earn-out payment is owed by the Company. However, there can be no assurance that the dispute will be resolved in the Company’s favor. If the dispute is resolved adversely to the Company, the Company would expect to record a charge to Interest and Other Income (Expense), of not more than $1.0 million.

13. Subsequent Events

On February 2, 2018, the Company completed an underwritten public offering of 4,761,905 shares of the Company’s common stock, in which the Company received net proceeds of approximately $94.5 million, after deducting the underwriting discounts and offering expenses payable by the Company.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 29, 2017. Based upon the evaluation, our management, including our CEO and our CFO, concluded that the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our CEO and CFO, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurring during the fourth quarter of fiscal year 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fourth quarter of fiscal year 2017.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). The objective of this evaluation was to determine whether the Company’s internal control over financial reporting was effective as of December 29, 2017. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 29, 2017.

The effectiveness of our internal control over financial reporting as of December 29, 2017 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

Item 9B.	Other Information

None.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders.

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item concerning directors, including our audit committee financial expert, is incorporated by reference to the section entitled, “Election of Directors” in our Proxy Statement for the 2018 Annual Meeting of Stockholders.

For information with respect to Executive Officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers.”

The information required by this item with respect to Section 16(a) beneficial reporting compliance is incorporated by reference to the section entitled, “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2018 Annual Meeting of Stockholders.

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

The information required by this item regarding the security ownership of certain beneficial owners is incorporated by reference to the sections entitled “Executive Officer Compensation” and “Election of Directors” in our Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2018 Annual Meeting of Stockholders.

The table below summarizes our equity plan information as of December 29, 2017:

(c) (1)
Number of Securities
	(a)		Remaining Available
	Number of Securities	(b)	for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise/Vest of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding	(Excluding
	Awards	Options, Warrants	Securities Reflected
Plan Category	Warrants and Rights	and Rights	in Column (a)
Equity compensation plans approved by security holders:	1,685,584	$1.17	2,199,977
Equity compensation plans not approved by security holders	—	—	—
Total	1,685,584	$1.17	2,199,977

(1)

Consists of the 2003 Stock Incentive Plan, as amended, and, for purposes of column (c), the Employee Stock Purchase Plan. Since restricted stock units do not have an exercise price, they are excluded from the calculations in column (b) of the table above.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Party Transactions” in our Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section entitled “Ratification of the Appointment of Our Independent Registered Public Accounting Firm” in our Proxy Statement for the 2018 Annual Meeting of Stockholders.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

1. Financial Statements:

2. Financial statement schedules not listed have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

Exhibit Index

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Ultra Clean Holdings, Inc.	S-1/A	333-11904	March 2, 2004	3.1

3.2	Amended and Restated Bylaws of Ultra Clean Holdings, Inc.	10-Q	000-50646	May 2, 2016	3.1

4.1	Specimen Stock Certificate	S-1/A	333-11904	March 8, 2004	4.1

4.2	Form of Indenture between Ultra Clean Holdings, Inc. and the trustee to be named therein	S-3ASR	333-222436	January 5, 2018	4.3

10.1	Credit Agreement, dated as of February 2, 2015, among Ultra Clean Holdings, Inc., East West Bank, City National Bank and the several lenders from time to time party thereto	8-K	000-50646	February 6, 2015	10.1

10.2	First Amendment to the Credit Agreement, dated April 3, 2015 among Ultra Clean Holdings, Inc., East West Bank, City National Bank and the several lenders from time to time party thereto	10-Q	000-50646	May 4, 2015	10.3

10.3	Second Amendment to Credit Agreement, dated May 1, 2015, among Ultra Clean Holdings, Inc., East West Bank, City National Bank and the several lenders from time to time party thereto					X

10.4	Third Amendment to Credit Agreement, dated December 24, 2015, among Ultra Clean Holdings, Inc., East West Bank, City National Bank and the several lenders from time to time party thereto	8-K	000-50646	December 29, 2015	10.1

10.5	Guarantee and Collateral Agreement in favor of East West Bank, dated as of February 2, 2015, made by Ultra Clean Holdings, Inc., Ultra Clean Technology Systems and Service, Inc., American Integration Technologies LLC, UCT Sieger Engineering LLC, Integrated Flow Systems LLC, Drake Acquisition Subsidiary, Inc. and the other Grantors referred to therein and from time to time party thereto	8-K	000-50646	February 6, 2015	10.2

10.6†	Ultra Clean Holdings, Inc. 2003 Amended and Restated Stock Incentive Plan (as amended)	S-8	333-219447	July 25, 2017	99.1

10.7†	Form of Stock Option Agreement	S-1/A	333-11904	March 8, 2004	10.6

10.8†	Form of Award Agreement	S-1/A	333-11904	March 8, 2004	10.13

10.9†	Form of Restricted Stock Unit Award Agreement	10-K	000-50646	March 12, 2008	10.18

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.10†	Employee Stock Purchase Plan (restated as of October 21, 2004)	10-Q	000-50646	November 8, 2004	10.9.1

10.11†	Form of Indemnification Agreement between Ultra Clean Holdings, Inc. and each of its directors and executive officers	S-1/A	333-11904	March 2, 2004	10.10

10.12†	Severance Policy for Executive Officers (revised)	10-K	000-50646	March 19, 2009	10.16

10.13†	Letter Agreement between Ultra Clean Holdings, Inc. and Lavi Lev dated November 18, 2011	10-Q	000-50646	May 3, 2013	10.1

10.14†	Offer Letter between Ultra Clean Holdings, Inc. and James P. Scholhamer dated January 3, 2015	8-K	000-50646	January 5, 2015	99.1

10.15†	Change in Control Severance Agreement dated as of January 19, 2015 by and between Ultra Clean Holdings, Inc. and James P. Scholhamer	10-K	000-50646	March 11, 2015	10.18

10.16†	Promotion Letter between Ultra Clean Holdings, Inc. and Sheri Savage (previously Sheri Brumm) dated February 18, 2016	10-K	000-50646	March 9, 2016	10.18

10.17†	Offer Letter between Ultra Clean Holdings, Inc. and Sheri Savage (previously Sheri Brumm dated July 7, 2016)	8-K	000-50646	July 12, 2016	99.1

10.18†	Change in Control Severance Agreement between Ultra Clean Holdings, Inc. and Sheri Savage (previously Sheri Brumm dated July 7, 2016)	8-K	000-50646	July 12, 2016	99.2

10.19†	Amendment to Offer Letter and Change in Control Severance Agreement dated as of July 25, 2017 by and between Ultra Clean Holdings, Inc. and James P. Scholhamer	10-Q	000-50646	August 9, 2017	10.2

12.1	Computation of Consolidated Ratio of Earnings to Fixed Charges					X

21.1	Subsidiaries of Ultra Clean Holdings, Inc.					X

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on signature page)					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Denotes management contract or compensatory plan.

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultra Clean Holdings, Inc.

By:	/S/ JAMES P. SCHOLHAMER
James P. Scholhamer
Chief Executive Officer

Date: March 14, 2018

KNOW ALL PERSONS BY THESE PRESENTS , that each person whose signature appears below constitutes and appoints James P. Scholhamer and Sheri Savage, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission hereby ratifying and confirming that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CLARENCE L. GRANGER Clarence L. Granger	Chairman	March 14, 2018

/S/ JAMES P. SCHOLHAMER James P. Scholhamer	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2018

/S/ SHERI SAVAGE Sheri Savage	Chief Financial Officer, Senior Vice President of Finance and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 14, 2018

/S/ LEONID MEZHVINSKY Leonid Mezhvinsky	Director	March 14, 2018

/S/ EMILY M. LIGGETT Emily M. Liggett	Director	March 14, 2018

/S/ THOMAS T. EDMAN Thomas T. Edman	Director	March 14, 2018

/S/ BARBARA V. SCHERER Barbara V. Scherer	Director	March 14, 2018

/S/ DAVID T. IBNALE David T. IbnAle	Director	March 14, 2018