Form 10-Q
period 2018-03-30
Ultra Clean Holdings, Inc.
filed 2018-05-09
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2018

or

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

Number of shares outstanding of the issuer’s common stock as of April 27, 2018: 38,724,272

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share amounts)

	March 30,	December 29,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$162,365	$68,306
Accounts receivable, net of allowance of $103 and $69, respectively	83,660	90,213
Inventories	261,798	236,840
Prepaid expenses and other	13,225	12,089
Total current assets	521,048	407,448
Equipment and leasehold improvements, net	36,839	32,246
Goodwill	85,248	85,248
Purchased intangibles, net	30,489	31,587
Deferred tax assets, net	5,032	4,951
Other non-current assets	2,181	1,932
Total assets	$680,837	$563,412
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$54,779	$12,381
Accounts payable	169,592	173,521
Accrued compensation and related benefits	11,004	10,788
Deferred rent, current portion	676	670
Other current liabilities	9,441	9,987
Total current liabilities	245,492	207,347
Bank borrowings, net of current portion	—	39,893
Deferred tax liability	10,017	9,981
Deferred rent and other liabilities	5,792	5,886
Total liabilities	261,301	263,107
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 38,721,506 and 33,664,940 shares issued and outstanding, in 2018 and 2017, respectively	39	34
Additional paid-in capital	283,665	188,639
Common shares held in treasury, at cost, 601,944 shares in 2018 and 2017	(3,337)	(3,337)
Retained earnings	137,863	113,122
Accumulated other comprehensive gain	1,306	1,847
Total stockholders’ equity	419,536	300,305
Total liabilities and stockholders’ equity	$680,837	$563,412

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended
	March 30,	March 31,
	2018	2017
Sales	$314,842	$204,594
Cost of goods sold	266,038	167,099
Gross profit	48,804	37,495
Operating expenses:
Research and development	3,029	2,906
Sales and marketing	3,805	3,051
General and administrative	15,062	11,765
Total operating expenses	21,896	17,722
Income from operations	26,908	19,773
Interest and other income (expense), net	326	(938)
Income before provision for income taxes	27,234	18,835
Income tax provision	2,493	4,494
Net income	$24,741	$14,341

Net income per share:
Basic	$0.67	$0.43
Diluted	$0.66	$0.42
Shares used in computing net income per share:
Basic	36,723	33,061
Diluted	37,491	33,865

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands)

	Three Months Ended
	March 30,	March 31,
	2018	2017
Net income	$24,741	$14,341
Other comprehensive income:
Change in cumulative translation adjustment	336	98
Cash flow hedges:
Change in fair value of derivatives	9	13
Adjustment for net gain (loss) realized and included in net income	(886)	7
Total change in unrealized gain (loss) on derivative instruments	(877)	20
Other comprehensive income (loss), net of tax	(541)	118
Comprehensive income	$24,200	$14,459

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended
	March 30,	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$24,741	$14,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,316	1,214
Amortization of finite-lived intangibles	1,098	1,231
Amortization of debt issuance costs	38	38
Stock-based compensation	2,563	1,382
Change in the fair value of financial instruments	(856)	310
Loss on the disposal of fixed assets	52	—
Changes in assets and liabilities:
Accounts receivable	6,839	(20,078)
Inventories	(24,660)	(19,068)
Prepaid expenses and other	(1,089)	246
Deferred income taxes	(46)	(58)
Other non-current assets	(255)	(245)
Accounts payable	(4,214)	23,793
Accrued compensation and related benefits	187	2,908
Income taxes payable	(2,358)	2,149
Other liabilities	1,723	981
Net cash provided by operating activities	5,079	9,144
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(5,911)	(2,784)
Net cash used for investing activities	(5,911)	(2,784)
Cash flows from financing activities:
Proceeds from bank borrowings	10,222	1,000
Proceeds from issuance of common stock	94,330	1,383
Principal payments on bank borrowings	(7,873)	(4,697)
Employees’ taxes paid upon vesting of restricted stock units	(1,862)	(1,582)
Net cash provided by (used for) financing activities	94,817	(3,896)
Effect of exchange rate changes on cash and cash equivalents	74	6
Net increase in cash and cash equivalents	$94,059	$2,470
Cash and cash equivalents at beginning of period	68,306	52,465
Cash and cash equivalents at end of period	$162,365	$54,935

Supplemental cash flow information:
Income taxes paid	$4,761	$2,418
Income tax refunds	$5	$25
Interest paid	$435	$551
Non-cash investing and financing activities:
Restricted stock issued	$7,751	$7,003
Equipment and leasehold improvements purchased included in accounts payable	$2,686	$658

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Significant Accounting Policies

Organization — Ultra Clean Holdings, Inc. (the “Company” or “UCT”) was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Service, Inc. Ultra Clean Technology Systems and Service, Inc. was founded in 1991 by Mitsubishi Corporation and was operated as a subsidiary of Mitsubishi until November 2002, when it was acquired by UCT. UCT became a publicly traded company in March 2004. Ultra Clean Technology (Shanghai) Co., Ltd (“UCTS”) and Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. (“UCME”) were established in 2005 and 2007, respectively, to facilitate the Company’s operations in China. In December 2015, UCTS merged into UCME. Ultra Clean Asia Pacific, Pte, Ltd. (Singapore) was established in fiscal year 2008 to facilitate the Company’s operations in Singapore. In July 2012, UCT acquired American Integration Technologies LLC (“AIT”) to add to the Company’s existing customer base in the semiconductor and medical spaces and to provide additional manufacturing capabilities. In February 2015, UCT acquired Marchi Thermal Systems, Inc. (“Marchi”), a designer and manufacturer of specialty heaters, thermocouples and temperature controllers. Marchi delivers flexible heating elements and thermal solutions to our customers. The Company believes heaters are increasingly critical in equipment design for the most advanced semiconductor nodes. In July 2015, UCT acquired MICONEX s.r.o. (“Miconex”), a privately-held provider of advanced precision fabrication of plastics, to expand the Company’s capabilities with existing customers.

Basis of Presentation — The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). This financial information reflects all adjustments which are, in the opinion of the Company, normal, recurring and necessary for the fair financial statement presentation for the dates and periods presented. Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with GAAP, have been condensed or omitted. The Company’s December 29, 2017 balance sheet data were derived from its audited financial statements as of that date.

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

Fair Value of Measurements — The Company measures its cash equivalents, interest rate swap contract and forward contracts at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:

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

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in thousands):

		Fair Value Measurement at
		Reporting Date Using
Description	March 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Interest rate swap	$24	$—	$24	$—
Forward contracts	$1,281	$—	$1,281	$—

		Fair Value Measurement at
		Reporting Date Using
Description	December 29, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Interest rate swap	$30	$—	$30	$—
Forward contracts	$1,302	$—	$1,302	$—

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

Internal use software — Direct costs incurred to develop software for internal use are capitalized and amortized over an estimated useful life of three to five years. Costs related to the design or maintenance of internal use software are expensed as incurred. Capitalized internal use software is included in computer equipment and software.

Construction in progress — Construction in progress is related to the construction or development of property and equipment that has not yet been placed in service for their intended use and is, therefore, not depreciated. Construction in progress currently includes capitalized costs related to the Company’s Enterprise Resource Planning (“ERP”) implementation project.

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

The Company continued to maintain a full valuation allowance on its federal, state, and one of its Singapore subsidiary’s deferred tax amounts as of March 30, 2018. Income tax positions must meet a more likely than not recognition threshold to be recognized. Income tax positions that previously failed to meet the more likely than not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the Condensed Consolidated Statements of Operations as income tax expense. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on its results of operations and financial position. Management believes that it has adequately provided for any adjustments that may result from these examinations; however, the outcome of tax audits cannot be predicted with certainty.

The determination of the Company’s tax provision is subject to judgments and estimates.

Revenue Recognition — See Note 3 to the Company’s Condensed Consolidated Financial Statements.

Research and Development Costs — Research and development costs are expensed as incurred.

Net Income per Share — Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options and restricted stock using the treasury stock method, except when such shares are anti-dilutive. See Note 7 to the Company’s Condensed Consolidated Financial Statements.

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

During the quarter ended March 30, 2018  the Company granted 174,900 RSUs, with a weighted average fair value of $19.57 per share, and granted 87,050 performance stock units with a weighted average fair value of $19.25 per share. During the three months ended March 30, 2018, 92,410 vested shares were withheld to satisfy withholding tax obligations, resulting in the net issuance of 294,661 shares. As of March 30, 2018, approximately $14.1 million of stock-based compensation cost, net of estimated forfeitures, related to RSUs and performance stock units (PSU) remains to be amortized over a weighted average period of 1.7 years. As of March 30, 2018, a total of 1,489,250 RSUs and PSUs remain outstanding with an aggregate intrinsic value of $28.7 million and a weighted average remaining contractual term of 1.2 years.

Restricted Stock Awards — As of March 30, 2018, a total of 45,000 RSAs were outstanding. The total unamortized expense of the Company’s unvested restricted stock awards as of March 30, 2018 was $0.1 million.

The following table summarizes the Company’s RSU, PSU and RSA activity for the three months ended March 30, 2018:

	Shares	Aggregate Fair Value (in thousands)
Unvested restricted stock units and restricted stock awards at December 29, 2017	1,676,312	$38,706
Granted	261,950
Vested	(387,071)
Forfeited	(16,941)
Unvested restricted stock units and restricted stock awards at March 30, 2018	1,534,250	$29,534
Vested and expected to vest restricted stock units and restricted stock awards at March 30, 2018	1,297,887	$24,984

The following table shows the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 30,	March 31,
	2018	2017
Cost of sales (1)	$506	$343
Research and development	61	53
Sales and marketing	202	124
General and administrative	1,794	862
	2,563	1,382
Income tax benefit	(236)	(330)
Stock-based compensation expense, net of tax	$2,327	$1,052

(1)	Stock-based compensation expenses capitalized in inventory for the three months ended March 30, 2018 and March 31, 2017 was not significant.

Recently Adopted Accounting Pronouncements

Effective December 30, 2017, the Company adopted FASB Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (Topic 606) using the modified retrospective approach, which requires the recognition of the cumulative effect of initially applying the standard (if any) as an adjustment to the opening retained earnings of the fiscal year beginning December 30, 2017.  The adoption of Topic 606 did not result in the recognition of a cumulative adjustment to the opening retained earnings under the modified retrospective approach, nor did it have a material effect on the Company’s financial position or results of operations.  The adoption of Topic 606 did, however, result in the addition of required disclosures within the notes to financial statements. This new standard replaced the previous revenue recognition guidance under U.S. GAAP. See Note 3, Revenue Recognition in Notes to Condensed Consolidated Financial Statements.

Our implementation team consisted of senior leadership from finance, legal, sales and operations with periodic progress reporting to management and to the audit committee of our board of directors.  Implementation consisted of a review of the Company’s significant contracts and an evaluation of our systems and control environment to support additional disclosures under the new standard, as well as updates to our policies and procedures.

During our assessment, we considered whether the adoption would require a transition from point-in-time revenue recognition to an over-time approach for products produced by us without an alternative use, which would result in acceleration of revenue.  We concluded based on enforceable rights or prevailing terms and conditions included in the agreements with our customers, an enforceable right of payment that includes a reasonable profit throughout the duration of the contract does not exist.  Therefore, we will remain at a point-in-time approach and record revenue at the point control transfers to our customers.

Beginning fiscal 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies classification of seven different cash receipts and payments on statement of cash flows and on how the predominance principle should be applied. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

Beginning fiscal 2018, the Company adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The impact of the adoption on the Company's financial position and results of operations will be dependent upon future acquisitions or disposals, if any.

Beginning fiscal 2018, the Company adopted ASU No. 2017-09, Stock Compensation: Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires the application of modification accounting if the value, vesting conditions or classification of the award changes. The impact of the adoption of this guidance will depend on whether the Company makes any future modifications of share-based payment awards.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). Topic 842 supersedes the lease recognition requirements in ASC Topic 840, Leases. The guidance specifies that an entity who is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance. The guidance is effective beginning in the first quarter of 2019. Early adoption is permitted.  In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is evaluating the impact of adopting this guidance on the Company’s consolidated financial statements. The Company currently expects that its operating lease commitment will be subject to the new standard and recognized as right-of-use asset and operating lease liability upon adoption of this standard, which will increase the total assets and total liabilities that it reports relative to such amounts prior to adoption.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which requires companies to perform goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2020. The amendment is required to be adopted prospectively. Early adoption is permitted. The Company is evaluating the impact of adopting this amendment to its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplifies the application of hedge accounting. This standard will be effective for the Company beginning in its first quarter of fiscal year 2019 with early adoption permitted. The Company is evaluating the impact of adopting this amendment to its consolidated financial statements and related disclosures.

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

Cash Flow Hedges

In September 2015, the Company entered into an interest rate swap with East West Bank and City National Bank with a notional amount of $20.0 million pursuant to which the Company pays the counterparty a fixed rate of 0.99% and receives interest at a variable rate equal to the London Interbank Offered Rate (LIBOR) rate the Company is required to pay under its term loan, or 1.65%, as of March 30, 2018. This interest rate swap effectively locks in a fixed interest rate of 2.99% on $6.2 million of the $7.4 million term loan as of March 30, 2018, with a decreasing notional amount based on prorated quarterly principal payments over the remaining period of the term loan. Gains or losses on the effective portion of a cash flow hedge are reflected as a component of AOCI and subsequently recorded to interest and other income (expense) when the hedged transactions are realized. If the hedged transactions become probable of not occurring, the corresponding amounts in AOCI would be immediately reclassified to interest and other income (expense), net. As of March 30, 2018, the effective portion of the Company’s cash flow hedge before tax effect was less than $0.1 million, of which less than $0.1 million is expected to be reclassified from AOCI into earnings within the next 12 months.

Non-Designated Derivatives

A portion of Miconex’s forward contracts with a total notional amount of $5.8 million is not designated as a hedging instrument. The Company recognizes gains and losses on these contracts, as well any related costs, in interest and other income (expense), net.

The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value (in thousands) as of March 30, 2018 and December 29, 2017.

		March 30, 2018
		Fair Value of	Fair Value of
		Derivatives	Derivatives Not
	Balance Sheet	Designated as	Designated as	Total
	Location	Hedge Instruments	Hedge Instruments	Fair Value
Derivative assets and liabilities:
Level 2:
Interest rate swap	Prepaid expenses and other	$24	$—	$24
Forward contracts	Prepaid expenses and other	$150	$591	$741
Forward contracts	Other non-current assets	$118	$422	$540

		December 29, 2017
		Fair Value of	Fair Value of
		Derivatives	Derivatives Not
	Balance Sheet	Designated as	Designated as	Total
	Location	Hedge Instruments	Hedge Instruments	Fair Value
Derivative assets and liabilities:
Level 2:
Interest rate swap	Prepaid expenses and other	$30	$—	$30
Forward contracts	Prepaid expenses and other	$714	$—	$714
Forward contracts	Other non-current assets	$588	$—	$588

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) is summarized below (in thousands):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended
	March 30,	March 31,
	2018	2017
Derivatives in Cash Flow Hedging Relationship
Interest rate swap	$(15)	$13
Forward contracts	$24	$—

	Gains Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended
		March 30,	March 31,
	Income Statement Location	2018	2017
Derivatives in Cash Flow Hedging Relationship
Interest rate swap	Interest and other income (expense), net	$10	$7
Forward contracts	Cost of goods sold	$42	$—

There were no gains (losses) recognized in income on derivatives that are excluded from the effectiveness testing and ineffective portion of the cash flow hedge for the three months ended March 30, 2018 and March 31, 2017.

The effect of derivative instruments not designated as hedging instruments on income for the three months ended March 30, 2018 was $1.0 million and not significant for the three months ended March 31, 2017.

3. Revenue Recognition

On December 30, 2017, the Company adopted Topic 606 using the modified retrospective method to those contracts which were not completed as of December 30, 2017.  The adoption of Topic 606 did not have a material effect on the Company’s financial position or results of operations.

Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company assesses collectability based on the credit worthiness of the customer and past transaction history. The Company performs on-going credit evaluations of customers and generally does not require collateral from customers.

The Company operates in one operating and reportable segment as the nature of the Company’s products and production processes, as well as type of customers and distribution methods, is consistent among all of the Company’s products.  The Company sells its products primarily to customers in the semiconductor capital equipment industry.  The Company’s revenues are highly concentrated, and we are therefore highly dependent upon a small number of customers. Typical payment terms with our customers range from thirty to sixty days.

The Company’s most significant customers (having accounted for 10% or more of sales) and their related sales as a percentage of total sales were as follows:

	Three Months Ended
	March 30,	March 31,
	2018	2017
Lam Research Corporation	66.2%	58.7%
Applied Materials, Inc.	21.4	26.9
Total	87.6%	85.6%

Two customers’ accounts receivable balances, Lam Research Corporation and Applied Materials, Inc., were individually greater than 10% of accounts receivable as of March 30, 2018 and as of December 29, 2017, and in the aggregate represented approximately 69.5% and 75.8% of accounts receivable, respectively.

The Company provides warranty on its products for a period of up to two years and provides for warranty costs at the time of sale based on historical activity. Determination of the warranty reserve requires the Company to make estimates of product return rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of sales may be required in future periods. The warranty reserve is included in other current liabilities on the Condensed Consolidated Balance Sheets and are not considered significant.

The Company’s products are manufactured at our facilities in the U.S.A., China, Singapore and the Czech Republic.  See Note 10 for geographical revenue details. Sales to customers are initiated through a purchase order and are governed by our standard terms and conditions, written agreements, or both. Revenue is recognized when performance obligations under the terms of an agreement with a customer are satisfied; generally, this occurs with the transfer of control of our products.  Transfer of control occurs at a specific point-in-time.  Based on the enforceable rights included in our agreements or prevailing terms and conditions, products produced by the Company without an alternative use are not protected by an enforceable right of payment that includes a reasonable profit throughout the duration of the agreement. Sales with terms f.o.b. shipping point are recognized at the time of shipment.  For sales transactions with terms f.o.b. destination, revenue is recorded when the product is delivered to the customer’s site. Consignment sales are recognized in revenue at the earlier of the period that the goods are consumed or after a period of time subsequent to receipt by the customer as specified by terms of the agreement, provided control of the promised goods or services has transferred.

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services.  Sales, value-add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Certain of our customers may receive cash-based incentives, such as rebates or credits, which are accounted for as variable consideration.  We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. As of March 30, 2018, an accrual for unpaid customer rebates of $0.3 million is included in accrued expenses on the Company’s Condensed Consolidated Balance Sheet.  The adoption of Topic 606 did not have a significant impact on our estimates for variable consideration.

4. Balance Sheet Information

Inventories consisted of the following (in thousands):

	March 30,	December 29,
	2018	2017
Raw materials	$188,553	$183,457
Work in process	51,882	43,826
Finished goods	21,363	9,557
Total	$261,798	$236,840

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	March 30,	December 29,
	2018	2017
Computer equipment and software	$11,858	$11,672
Furniture and fixtures	3,330	3,318
Machinery and equipment	20,118	19,781
Leasehold improvements	23,734	22,839
Accumulated depreciation	(39,727)	(38,879)
	19,313	18,731
Construction in progress	17,526	13,515
Total	$36,839	$32,246

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

	March 30, 2018			December 29, 2017
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
Carrying amount	$85,248	$30,489	$115,737	$85,248	$31,587	$116,835

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

	As of March 30, 2018			As of December 29, 2017
	Gross			Gross
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Useful
	Amount	Amortization	Value	Amount	Amortization	Value	Life
AIT
Customer relationships	$19,000	$(18,153)	$847	$19,000	$(17,998)	$1,002	7
Tradename	1,900	(1,900)	—	1,900	(1,900)	—	6
Intellectual property/know-how	1,600	(1,314)	286	1,600	(1,257)	343	7
Marchi
Customer relationships	9,900	(3,135)	6,765	9,900	(2,887)	7,013	10
Tradename	1,170	(1,170)	—	1,170	(1,170)	—	6
Intellectual property/know-how	12,300	(4,367)	7,933	12,300	(4,023)	8,277	8-12
Miconex
Customer relationships	8,800	(3,129)	5,671	8,800	(2,835)	5,965	7.5
UCT
Tradename	8,987	—	8,987	8,987	—	8,987	*
Total	$63,657	$(33,168)	$30,489	$63,657	$(32,070)	$31,587

*

The Company concluded that the UCT tradename intangible asset life is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The Company amortizes its intellectual property/know-how and customer relationships intangible assets for Marchi and Miconex on a straight-line basis with an estimated economic life of the assets ranging from 7 to 12 years. Amortization expense was approximately $1.1 million and $1.2 million for the three months ended March 30, 2018 and March 31, 2017, respectively. Amortization expense is charged to general and administrative expense. As of March 30, 2018, future estimated amortization expense is expected to be as follows (in thousands):

Amortization
Expense
2018 (remaining in year)	$3,293
2019	4,040
2020	3,543
2021	3,543
2022	3,543
Thereafter	3,540
Total	$21,502

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

As of March 30, 2018, the interest rates on the outstanding Term Loan and Revolving Credit facility were 3.65% (2.0% fixed and 1.65% variable based on LIBOR) and 3.75% fixed, respectively. In order to manage interest rate risk on the variable component of the Term Loan the Company entered into an interest rate swap with the Lenders in September 2015 with a total notional amount of $20.0 million pursuant to which the Company pays the counterparty a fixed rate of 0.99% and receives interest at a variable rate equal to the LIBOR rate the Company is required to pay under its Term Loan, or 1.65%, as of March 30, 2018. This interest rate swap effectively locked in a fixed interest rate of 2.99% on $6.2 million of the $7.4 million term loan balance outstanding as of March 30, 2018, with a decreasing notional amount based on principal payments over the remaining period of the term loan.

The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00 starting with the end of the first quarter of fiscal 2015 and a consolidated leverage ratio (as defined in the Credit Agreement) no greater than 3.5 to 1.00 starting with the end of the first quarter of fiscal 2015. The Credit Agreement also includes other customary affirmative and negative covenants. In December 2015, the Credit Agreement was amended to add a covenant requiring the Company to maintain a minimum cash balance of $35.0 million at the end of each quarter. The Company was in compliance with all covenants for the quarter ended March 30, 2018.

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

As of March 30, 2018, the Company had outstanding amounts under the Term Loan and Revolving Credit Facility of $7.4 million and $39.9 million, respectively, which are gross of unamortized debt issuance costs of $0.1 million, for a total debt balance with this credit facility of $47.2 million.

As of March 30, 2018, Miconex had outstanding amount under a revolving credit facility of 6.1 million euros (approximately $7.6 million) with an interest rate of 1.3% plus a variable rate based on the Euro Interbank Offered Rate.

As of March 30, 2018, the Company’s total bank debt was $54.8 million. As of March 30, 2018, the Company had $0.1 million and 2.1 million euros (approximately $2.6 million) available to borrow on our revolving credit facilities in the U.S. and Czech Republic, respectively.

7. Income Tax

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act of 2017 (TCJA).  The TCJA significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates from 35% to 21% and implementing a territorial tax system. Other provisions included an immediate deduction for qualified investments and limitations on the deductibility of interest expense and executive compensation. In December 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows companies to record provisional amounts during a measurement period not to extend more than one year beyond the Act enactment date. Since the TCJA was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected during the year, the Company considers the accounting for deferred tax remeasurements, the impact of the transition of U.S. international taxation from a worldwide tax system to a territorial system and other provisions to be incomplete. There have been no material changes to the provisional adjustments disclosed in the Company’s 2017 Form 10-K. The Company is continuing to evaluate the estimates used to record and disclose the effects of the Tax Act.

Effective January 1, 2018, the TCJA created a new requirement to include in U.S. income global intangible low-taxed income (GILTI) earned by controlled foreign corporations (“CFC”). The effect of GILTI, and the associated foreign tax credit, is to effectively create a minimum floor of taxation on CFC profits that must be included currently in the gross income of the CFCs’ U.S. shareholder. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). During the first quarter of 2018, the Company selected the period cost method in recording the tax effects of GILTI in its financial statements.

The Company’s income tax provision and effective tax rates for the three months ended March 30, 2018 and March 31, 2017 were $2.5 million and 9.2% compared to $4.5 million and 23.9%, respectively. The change in respective rates reflects, primarily, the recently enacted TCJA as discussed above, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates, the impact of losses in jurisdictions with full federal and state valuation allowances and tax benefits associated with share-based compensation for the three months ended March 30, 2018 .

Company management continuously evaluates the need for a valuation allowance and, as of March 30, 2018, concluded that a full valuation allowance on its federal and state deferred tax assets as well as the deferred tax assets of one its Singapore subsidiaries was still appropriate.

The Company provides for U.S. income taxes on its undistributed earnings of foreign subsidiaries as required by the TCJA. However, the Company does not provide for any withholding taxes on its undistributed earnings of its subsidiaries that it intends to invest indefinitely outside the U.S. In prior years, the Company determined that a portion of the current year earnings of one of its China subsidiaries may be remitted in the future to one of its foreign subsidiaries outside of mainland China and, accordingly, the Company provided for the related withholding taxes in its condensed consolidated financial statements. The Company does not currently plan to remit any earnings from its China subsidiaries to any other foreign subsidiary in 2018. If the Company changes its intent to reinvest its undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previous anticipated remaining unremitted foreign earnings, the Company could be required to accrue or pay foreign taxes on some or all of these undistributed earnings. As of March 30, 2018, the Company had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $193.1 million. It is not practicable to determine the tax liability that might be incurred if these earnings were to be distributed.

The Company’s gross liability for unrecognized tax benefits as of March 30, 2018 and March 31, 2017 was $0.3 million and $0.3 million, respectively. Although it is possible some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

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

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	March 30,	March 31,
	2018	2017
Numerator:
Net income	$24,741	$14,341
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	36,723	33,061
Shares used in computation — diluted:
Shares used in computing basic net income per share	36,723	33,061
Dilutive effect of common shares outstanding subject to repurchase	761	793
Dilutive effect of options outstanding	7	11
Weighted average shares used in computing diluted net income per share	37,491	33,865
Net income per share — basic	$0.67	$0.43
Net income per share — diluted	$0.66	$0.42

On February 2, 2018, the Company successfully completed a follow-on offering whereby the Company issued 4,761,905 shares of its common stock. The weighted average impact for the quarter was 2,982,732 shares.

The Company had securities outstanding which could potentially dilute basic net income per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net income per share, as their effect would have been anti-dilutive. Such outstanding securities consisted of 94,962 for the three month period ended March 31, 2017 and none for the three months ended March 30, 2018.

9. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $192.9 million at March 30, 2018.

The Company leases properties domestically in Hayward, California, Austin, Texas, Chandler, Arizona and South San Francisco, California and internationally in China, Singapore, the Philippines and the Czech Republic. The Company leases certain of its facilities under non-cancelable leases, which expire on various dates through 2023.

As of March 30, 2018, future minimum payments under these operating leases were as follows (in thousands):

Fiscal Year
2018 (remaining in year)	$6,165
2019	6,022
2020	5,172
2021	4,640
2022	3,840
Thereafter	116
Total minimum lease payments	$25,955

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

On January 29, 2018, the Company disclosed that the former shareholders of Miconex were disputing the Company’s determination that Miconex failed to achieve the specified performance target applicable to the potential cash “earn-out” payments under the acquisition agreement for the second annual performance period ended July 2017. The Company followed the dispute resolution provisions of the acquisition agreement. In April 2018, the dispute was resolved in favor of the Company and, therefore, no charges related to this dispute were recorded.

10. Geographical Information

The Company’s principal markets include North America, Asia and Europe. The Company’s foreign operations are conducted primarily through its wholly-owned subsidiaries in China, Singapore and the Czech Republic. Sales by geographic area represent sales to unaffiliated customers and are based upon the location to which the products were shipped. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended
	March 30,	March 31,
	2018	2017
United States	$184,775	$104,356
China	2,166	12,947
Singapore	102,633	60,240
Austria	13,535	11,221
Other	11,733	15,830
	$314,842	$204,594

At March 30, 2018, approximately $10.6 million and $1.6 million of the Company’s net long-lived assets were located in Asia and the Czech Republic, respectively, and the remaining balances were located in the United States. At March 31, 2017, approximately $6.9 million and $1.6 million of the Company’s net long-lived assets were located in Asia and the Czech Republic, respectively, and the remaining balances were located in the United States.

ITEM 2.	Management’s Discussion And Analysis of Financial Condition And Results Of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on March 14, 2018. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, gross margins and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on March 14, 2018. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Financial Highlights and Market Trends

Our sales for the first quarter of fiscal 2018 grew to $314.8 million, an increase of 53.9% compared to the comparable quarter in fiscal 2017, as a result of demand for our products increasing with generally strong demand in the semiconductor industry, as well as strong execution on time-sensitive orders and a faster than expected ramp up of new product line wins with our existing customers due to larger than expected demand towards the end of the first quarter of fiscal 2018. Our operating margin for the first quarter of fiscal 2018 was 8.5%, within our target of 8.0% and 10.0%. We expect that our operating margin will remain in our target range of 8.0% to 10.0% for the second quarter of fiscal 2018.

We believe our ability to custom design, manufacture, and deliver on unexpected, time-sensitive orders, as well as our commitment to customer satisfaction, continues to strengthen our position as a critical supplier to our customers. Our ability to provide engineering, critical fabrication, integration and testing capabilities on short notice, while meeting stringent quality levels, has made us a preferred outsourcing partner in the semiconductor capital equipment industry. The combination of healthy demand drivers supporting the WFE market, and strengthened balance sheet, positions us to take advantage of continued opportunities in the semiconductor market over the long-term. We also continue to actively consider ways to broaden our capabilities and offerings for our customers, both organically and through strategic acquisitions. We have in the past made acquisitions of complementary businesses and assets and regularly evaluate opportunities to acquire complementary businesses or assets.

We believe the overall semiconductor market will remain strong from ongoing demand caused by a broad range of drivers, including emerging application such as autonomous vehicles, the Internet of Things, high performance computing, artificial intelligence, and technology to support the data sharing economy. We also believe that semiconductor equipment OEMs are increasingly relying on partners like UCT to fulfill their expanding capacity requirements. We believe that our revenue and profitability will be slightly lower in the second quarter of fiscal 2018 from the unexpectedly high levels experienced in the first quarter.

During the first quarter of 2018 we completed a follow-on offering of our common stock registered with the SEC, receiving net proceeds of $94.3 million after deducting the underwriting discounts and offering expenses.

Results of Operations

For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included elsewhere in our quarterly report.

	Three Months Ended
	March 30,	March 31,
	2018	2017
Sales	100.0%	100.0%
Cost of goods sold	84.5%	81.7%
Gross profit	15.5%	18.3%
Operating expenses:
Research and development	1.0%	1.4%
Sales and marketing	1.2%	1.5%
General and administrative	4.8%	5.8%
Total operating expenses	7.0%	8.7%
Income from operations	8.5%	9.6%
Interest and other income (expense), net	0.1%	(0.5)%
Income before provision for income taxes	8.6%	9.1%
Income tax provision	0.7%	2.2%
Net income	7.9%	6.9%

Sales

Sales for the three months ended March 30, 2018 were $314.8 million, an increase of $110.2 million, or 53.9%, from $204.6 million in the comparable quarter of 2017. The increase in overall sales in the first quarter of 2018 compared to the first quarter of 2017 is primarily due to an increase in demand from our existing semiconductor customers as a result of generally strong demand in the semiconductor industry during the period. On a geographic basis, sales in the U.S. increased $35.1 million to $133.9 million, or 42.5% of sales, for the three months ended March 30, 2018 compared to $98.8 million, or 48.3% of sales, for the comparable period of 2017. Foreign sales increased $75.1 million to $180.9 million, or 57.5% of sales, for the three months ended March 30, 2018 compared to $105.8 million, or 51.7% of sales, for the comparable period of 2017. We expect sales to be slightly lower in the second quarter of fiscal 2018 from the unexpectedly high levels experienced in the first quarter of fiscal 2018.

Gross Profit

Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold.

Gross profit for the three months ended March 30, 2018 increased $11.3 million to $48.4 million, or 15.5% of sales, from $37.5 million, or 18.3% of sales, for the three months ended March 31, 2017. The increase in gross profit dollars in the first quarter of 2018 compared to the same period in 2017 was primarily due to higher volume of products shipped. The decrease in gross margin in the first quarter of 2018 compared to the first quarter of 2017 was due mostly to a change in product mix with higher costs required to meet higher than expected customer demand at the end of the first quarter of fiscal 2018, as well as due to an accelerated ramp of new products, offset partially by an increase in labor efficiency. We expect gross profit to decrease in the second quarter of 2018 as compared to the first quarter of 2018 due to the expected decrease in revenues for the second quarter of 2018 as described above.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the three months ended March 30, 2018 increased $0.1 million, or 4.2%, to $3.0 million, or 1.0% of sales, compared to $2.9 million, or 1.4% of sales in the comparable period in 2017.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the three months ended March 30, 2018 increased $0.8 million, or 24.7%, to $3.8 million, or 1.2% of sales, compared to $3.0 million, or 1.5% of sales, in the comparable period of 2017. The increase in sales and marketing expenses when comparing the three month period ended March 30, 2018 with the comparable period in 2017 was due primarily to an increase in compensation expense resulting from an increase in employee headcount.

General and Administrative Expense

Our general and administrative expense has historically consisted primarily of salaries and overhead associated with our administrative staff, professional fees and amortization of our intangible assets. General and administrative expense increased $3.3 million, or 28.0%, for the three months ended March 30, 2018, to $15.1 million, or 4.8% of sales, compared with $11.8 million, or 5.8% of sales, in the comparable period of 2017. The increase was primarily due to an increase in outside service expenses resulting from the non-capitalizable implementation costs of our planned new ERP system and higher compensation expense as a result of an increase in employee headcount.

Interest and Other Income (Expense), net

Interest and other income (expense), net, for the three months ended March 30, 2018, was $0.3 million compared to $(0.9) million in the comparable period of 2017. The decrease in net expense for the three month period ended March 30, 2018 compared to the same period in the prior year was primarily due to an increase in the fair value of the Company’s non-designated derivative financial instruments and to a decrease in interest expense as a result of a lower principal balance on our debt.

Income Tax Provision

Our tax expense and effective tax rates for the three months ended March 30, 2018 and March 31, 2017 were $2.5 million and 9.2%, and $4.5 million and 23.9%, respectively. The change in respective rates reflected, primarily, recently enacted U.S. tax reform whereby the U.S. tax rate decreased from 35% to 21% among other tax changes, changes in the geographic mix of worldwide earnings and financial results, the impact of losses in jurisdictions with full federal and state valuation allowances and an increase in tax benefits associated with share-based compensation for the three months ended March 30, 2018. Company management continuously evaluates the need for a valuation allowance on its deferred tax assets and, as of March 30, 2018, concluded that a full valuation allowance on its federal, state, and one of its Singapore subsidiaries was still appropriate.

Liquidity and Capital Resources

In February of 2018, we completed an underwritten public offering of 4,761,905 shares of our common stock, in which we received net proceeds of approximately $94.3 million, after deducting the underwriting discounts and offering expenses payable by us.

We have required capital to fund our working capital needs, satisfy our debt obligations, maintain our equipment, purchase new capital equipment and make strategic acquisitions from time to time. As of March 30, 2018, we had cash of $162.4 million compared to $68.3 million as of December 29, 2017. Our cash and cash equivalents, cash generated from operations and amounts available under our revolving line of credit described below were our principal source of liquidity as of March 30, 2018.

For the three months ended March 30, 2018, total cash provided by operating activities was $5.1 million, a decrease of $4.1 million when compared to $9.1 million for fiscal 2017. Operating cash flows generated in the three months ended March 30, 2018 reflected net income adjusted for the effect of non-cash activities, including depreciation of equipment and leasehold improvements, amortization of intangible assets and debt issuance costs, stock-based compensation, loss from disposal of assets, change in the fair value of the financial instruments and changes in working capital components. The primary drivers of the decrease in cash from operating activities included increases in inventories, prepaid expenses, deferred income taxes and other non-current assets and decreases of accounts and income tax payable offset by increase in net income. Our cash flows from operations in any given period are largely driven by the timing of sales, the collection of accounts receivable and the payment of accounts payable.

Operating cash flows in the three months ended March 31, 2017 included $4.2 million of non-cash activity comprised of depreciation, amortization of intangibles, stock compensation expense, amortization of debt issuance costs and a change in fair value of the contingent earn out payable to the former owners of Miconex. Cash generated from operating activities included a decrease in prepaid expenses and other of $0.2 million and increases in accounts payable of $23.8 million, accrued compensation and related benefits of $2.9 million, income taxes payable of $2.1 million and other liabilities of $1.0 million. These increases in cash flow were offset by increases in accounts receivable, inventories and other assets of $20.1 million, $19.1 million and $0.2 million, respectively, and were driven primarily from our increase in revenues and related inventory purchases.

Net cash used in investing activities for the three months ended March 30, 2018 was approximately $5.9 million, attributable mostly to the costs related to the development of the Company’s new enterprise reporting system. Net cash used in investing activities for the three months ended March 31, 2017 was approximately $2.8 million, attributable to the expansion of our Singapore and Texas facilities and to the costs related to the development of the Company’s planned new ERP system.

Net cash provided by financing activities for the three months ended March 30, 2018 was $94.8 million, primarily due to the $94.3 million net cash proceeds from our public offering of our common stock in February of 2018 and from net bank borrowings of $2.3 million. Net cash used in financing activities for the three months ended March 31, 2017 was due primarily to principal payments on borrowings of $4.7 million offset by bank borrowing proceeds of $1.0 million.

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

In order to expand our business or acquire additional complementary businesses or technologies, we may need to raise additional funds through equity or debt financings. If required, additional financing may not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, our existing stockholders’ equity interest will be diluted and these securities might have rights, preferences and privileges senior to those of our current stockholders. We may also require the consent of our existing or prospective lenders to raise additional funds through equity or debt financings. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.

In prior years, we determined that a portion of the current year and future year earnings of one of our China subsidiaries may be remitted in the future to one of our foreign subsidiaries outside of mainland China and, accordingly, we provided for the related withholding taxes in our consolidated financial statements. We do not currently plan to remit any earnings from our China subsidiaries to any other foreign subsidiary in 2018. As of March 30, 2018, we had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $193.1 million. It is not practicable to determine the tax liability that might be incurred if these earnings were to be distributed. We anticipate that we have adequate liquidity and capital resources and would not need to repatriate additional earnings to the U.S. As of March 30, 2018, we have cash of approximately $75.9 million in our foreign subsidiaries.

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

As of March 30, 2018, we had outstanding amounts under our U.S. Term Loan and Revolving Credit facility of $7.4 million and $39.9 million, respectively, which are gross of unamortized debt issuance costs of $0.1 million. The aggregate principal amount of the Revolving Credit facility is $40.0 million. As of March 30, 2018, interest rates on the outstanding U.S. Term Loan and Revolving Credit facility were 3.65% and 3.75%, respectively.

In order to manage interest rate risk on the variable component of the Term Loan we entered into an interest rate swap with the Lenders in September 2015 with a total notional amount of $20.0 million (which amount decreases based on prorated quarterly principal payment over the remaining period of the Term Loan) pursuant to which we pay the counterparty a fixed rate of 0.99% and receive interest at a variable rate equal to the LIBOR rate we are required to pay under our Term Loan, or 1.65%, as of March 30, 2018. This interest rate swap effectively locked in a fixed interest rate of 2.99% on $6.2 million of the $7.4 million term loan balance outstanding as of March 30, 2018.

We are required to maintain certain financial covenants with our U.S. Credit facility including a consolidated charge coverage ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00, a consolidated leverage ratio (as defined in the Credit Agreement) no greater than 3.5 to 1.00 and a minimum cash balance of $35.0 million at the end of each quarter. We were in compliance with all covenants for the quarter ended March 30, 2018. The Credit Agreement also restricts us from declaring or paying any cash dividends.

As of March 30, 2018, Miconex had an outstanding balance under a revolving credit facility of 6.1 million euros (approximately $7.6 million) with an interest rate of 1.3% plus a variable rate based on the Euro Interbank Offered Rate.

As of March 30, 2018, our total bank debt was $54.8 million, and we have $0.1 million and 2.1 million euros (approximately $2.6 million) available to borrow on our credit facilities in the U.S. and Czech Republic, respectively.

Capital Expenditures

Capital expenditures were $6.1 million during the three months ended March 30, 2018 and were primarily attributable to the costs related to the development of the Company’s planned new ERP system as well as to the expansion of our Singapore facilities. The Company’s anticipated capital expenditures for the remainder of 2018 are expected to be financed primarily from cash from operations.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relations with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Other than operating leases for certain equipment and real estate and purchase order commitments primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the arrangements described under “Borrowing Arrangements” above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of March 30, 2018 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases (1)	$25,955	$6,165	$11,194	$8,480	$116
Borrowing arrangements (2)	54,906	54,906	—	—	—
PO commitments (3)	192,921	192,921	—	—	—
Total	$273,782	$253,992	$11,194	$8,480	$116

(1)

Operating lease obligations reflects (a) the leases for our headquarters and manufacturing facilities in Hayward, California that expire in 2020 through 2022; (b) the leases for manufacturing facilities in South San Francisco that expire in 2018; (c) the leases for manufacturing facilities in China, Singapore and the Philippines that expire in 2018 through 2023; (d) the leases for manufacturing facilities in Austin, Texas that expire in 2021; (e) the leases for manufacturing facilities in Chandler, Arizona that expire in 2022; and (g) the leases for our manufacturing facilities in the Czech Republic that expires in 2019. We have options to renew certain of the leases in South San Francisco, Hayward, Austin, Singapore and Czech Republic which we expect to exercise.

(2)

Amounts reflect obligations under our Revolving Credit Facility gross of $0.1 million of unamortized debt issuance costs, under which $7.4 million is outstanding under the Term Loan and approximately $39.9 million under the Revolving Credit Facility as of March 30, 2018 and of our bank debt of $7.6 million held by Miconex, in the Czech Republic.

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

During the first quarter of fiscal 2018, the Company adopted the provisions of ASC 606 “Revenue from Contracts with Customers”.  Refer to topics in Note 1, Recently Adopted Accounting Pronouncements and Note 3, Revenue Recognition, in the Notes to Condensed Consolidated Financial Statements.

Other than the Revenue Recognition as described in the paragraph above, there have been no material changes to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K subsequent to December 29, 2017.  For further information on our critical and other significant accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2017, as filed with the SEC.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first three months of fiscal 2017. Refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 29, 2017 for a more complete discussion of the market risks we encounter.

ITEM 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon our evaluation, we concluded that our disclosure controls and procedures were effective as of March 30, 2018.

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

We rely on a small number of original equipment manufacturing (“OEM”) customers for a significant portion of our sales, and any adverse change in our relationships with these customers, including a decision by such customers not to continue to outsource critical subsystems to us or to give market share to one of our competitors, would adversely affect our business, results of operations and financial condition. Our customers also exert a significant amount of negotiating leverage over us, which may require us to accept lower operating margins, increased liability risks or changes in our operations in order to retain or expand our market share with them.

A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. As a group, two customers accounted for 87.6%, 84.4% and 82.2% of sales for the three months ended March 30, 2018, for fiscal years 2017 and 2016, respectively, and we expect that our sales will continue to be concentrated among a small number of customers. In addition, our customer contracts generally do not require customers to place any orders. Accordingly, the success of our business depends on OEMs continuing to outsource the manufacturing of critical subsystems to us. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers, whether due to such customer’s decision to not continue to outsource all or a portion of its critical subsystems for its capital equipment to us, such customer giving market share to our competitors or for other reasons, such as a customer’s bankruptcy or insolvency or decreased demand for such customer’s products. We have in the past lost business from customers who have taken the manufacturing of our products in-house, given market share to our competitors or declared bankruptcy. Further, since our customers generally own the designs and other intellectual property to the products we manufacture, we cannot prevent them from licensing such designs and other intellectual property to our competitors for the manufacturing of such products. If we are unable to replace revenue from customers who determine to take subsystem assembly in-house, give market share to our competitors or from whom we otherwise lose business, such events could have a material adverse impact on our financial position and results of operations.

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

Inventory is typically the largest asset on our balance sheet, representing 38.5% of our total assets as of March 30, 2018.  We must manage our inventory of raw materials, work-in-process and finished goods effectively to meet changing customer requirements, while keeping inventory costs down and maintaining or improving gross margins.

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

Significant developments stemming from the change in the U.S. administration could have a material adverse effect on us.

On January 20, 2017, a new president of the United States was inaugurated as the president of the United States. While it is still uncertain at this time how the new administration and the results of other elections could affect changes in social, political, regulatory and economic conditions or laws and policies, the President has expressed apprehension towards existing trade agreements, such as the North American Free Trade Agreement, signed an executive order announcing his plan to withdraw the United States from the Trans-Pacific Partnership in favor of bilateral trade negotiations with the member countries, and in March 2018, implemented new tariffs on imports of steel and aluminum into the United States, from countries including China, where we and our customers have significant operations. These tariffs could significantly impact the cost of domestic steel, a commodity that we consume in producing our products, which would negatively impact our gross margin and our operating performance. Additionally, there is a risk that the U.S. tariffs on imports may be met with tariffs on U.S. produced exports and that a broader trade conflict could ensue. This has the potential to impact global trade and economic conditions in many of the regions where we do business. Other changes in U.S. social, political, regulatory and economic conditions or laws and policies governing U.S. tax laws, foreign trade, manufacturing, and development and investment in the countries where we or our customers operate could also adversely affect our operating results and our business.

We have significant existing indebtedness; the restrictive covenants under our credit agreement or other limitations on financing may limit our ability to expand or pursue our business strategy or make capital expenditures; if we are forced to pay some or all of our indebtedness prior to its maturity, our financial position could be severely and adversely affected.

We have total debt as of March 30, 2018, gross of capitalized loan costs, of $47.3 million under our Credit Agreement with East West Bank and City National Bank, including $7.4 outstanding under our term loan and $39.9 outstanding under our revolving loan (with $0.1 million of available borrowings) and $7.6 million under Miconex’s revolving credit facility in the Czech Republic.

Our indebtedness could have adverse consequences including:

•	risk associated with any inability to satisfy debt obligations;
•

the portion of our cash flows that must be dedicated to interest and principal payments and will not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes; and

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

We made capital expenditures of approximately $6.1 million and $3.3 million for the three months period ended March 30, 2018 and March 31, 2017, respectively, related to our planned new ERP system and to our manufacturing facilities in the United States, Czech Republic, China and Singapore. The amount of our future capital requirements will depend on many factors, including:

•	the cost required to ensure appropriate IT systems;
•	the cost required to ensure access to adequate manufacturing capacity;
•	the timing and extent of spending to support product development efforts;
•	the timing of introductions of new products and enhancements to existing products;

•	the timing, size and availability of strategic transactions we may enter into;
•	the cost required to integrate our acquisitions into our business, including into our enterprise resource planning system;
•	changing manufacturing capabilities to meet new or increased customer requirements; and
•	market acceptance of our products.

We regularly consider opportunities for strategic acquisitions.

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

We generated approximately 57.5% and 51.7% of our sales in international markets for the three months period ended March 30, 2018 and March 31, 2017, respectively. Depending on market conditions, we intend to expand our operations in Asia and Europe, principally in China, Singapore and the Czech Republic. In addition, through our acquisition of AIT, we acquired a manufacturing facility in Cebu, Philippines. The carrying amount of our fixed assets in Asia and Europe were $10.6 million and $1.6 million, respectively as of March 30, 2018.

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

Our business may be adversely affected by information technology disruptions, including impairing our ability to effectively deliver our products, which could cause us to lose customers and harm our results of operations.

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

We had $85.2 million of goodwill recorded on our consolidated balance sheet as of March 30, 2018. Goodwill represents the excess of cost over the fair market value of net tangible and finite lived, identifiable intangible assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. During the fourth quarter of each year, we perform an annual review of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our financial results and net worth could be materially adversely affected.

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

Defects in our products could damage our reputation, decrease market acceptance of our products, cause the unintended release of hazardous materials, and result in potentially costly litigation, indemnification liability or unexpected warranty claims.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These requirements require us to perform ongoing due diligence efforts on our supply chain and require public disclosure of the nature and results of these efforts. We filed our most recent conflict minerals report on Form SD on May 31, 2017 reporting that we could not yet determine whether the conflict minerals we source were, directly or indirectly, used to finance or benefit armed groups in the Covered Countries. There have been and there will be costs associated with complying with these disclosure requirements to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. Complying with these rules could adversely affect the sourcing, supply and pricing of materials used in our products and result in substantial additional costs. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement. In addition, there is uncertainty about the future of the regulations related to conflict minerals as a result of legal challenges and statements by the SEC. If we are unable to comply with these rules, we could be subject to enforcement actions by the Securities and Exchange Commission and liability under the Securities Exchange Act of 1934, as amended, which could result in material adverse consequences to our business, as well as significant fines and penalties.

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

From time to time, we may become involved in other litigation and regulatory proceedings, which could require significant attention from our management and result in significant expense to us and disruptions to our business.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a) Exhibits

The following exhibits are filed with this current Report on Form 10-Q for the quarter ended March 30, 2018:

Exhibit Number	Description
10.1	Letter of Agreement with Lavi Lev dated February 6, 2018 (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Incorporated by reference to Exhibit 99.1 to Form 8-K filed on February 12, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA CLEAN HOLDINGS, INC.
(Registrant)
Date: May 9, 2018

	By:	/S/ JAMES P. SCHOLHAMER
	Name:	James P. Scholhamer
	Title:	Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

Date: May 9, 2018

	By:	/S/ SHERI SAVAGE
	Name:	Sheri Savage
	Title:	Chief Financial Officer, Senior Vice President and Secretary
(Principal Financial and Accounting Officer and duly authorized signatory)