Form 10-Q
period 2018-06-29
Ultra Clean Holdings, Inc.
filed 2018-08-08
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Number of shares outstanding of the issuer’s common stock as of July 27, 2018: 38,935,221

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share amounts)

	June 29,	December 29,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$141,146	$68,306
Accounts receivable, net of allowance of $67 and $69, respectively	98,608	90,213
Inventories	228,570	236,840
Prepaid expenses and other	15,115	12,089
Total current assets	483,439	407,448
Equipment and leasehold improvements, net	38,769	32,246
Goodwill	85,248	85,248
Purchased intangibles, net	29,392	31,587
Deferred tax assets, net	5,067	4,951
Other non-current assets	1,830	1,932
Total assets	$643,745	$563,412
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$54,826	$12,381
Accounts payable	113,803	173,521
Accrued compensation and related benefits	9,416	10,788
Deferred rent, current portion	680	670
Other current liabilities	10,143	9,987
Total current liabilities	188,868	207,347
Bank borrowings, net of current portion	—	39,893
Deferred tax liability	9,868	9,981
Deferred rent and other liabilities	5,682	5,886
Total liabilities	204,418	263,107
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 38,926,652 and 33,664,940 shares issued and outstanding, in 2018 and 2017, respectively	39	34
Additional paid-in capital	285,390	188,639
Common shares held in treasury, at cost, 601,944 shares in 2018 and 2017	(3,337)	(3,337)
Retained earnings	156,823	113,122
Accumulated other comprehensive gain	412	1,847
Total stockholders’ equity	439,327	300,305
Total liabilities and stockholders’ equity	$643,745	$563,412

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Sales	$290,213	$228,261	$605,055	$432,855
Cost of goods sold	244,148	184,890	510,186	351,989
Gross profit	46,065	43,371	94,869	80,866
Operating expenses:
Research and development	2,915	2,774	5,944	5,680
Sales and marketing	3,630	3,351	7,435	6,402
General and administrative	16,856	12,841	31,918	24,606
Total operating expenses	23,401	18,966	45,297	36,688
Income from operations	22,664	24,405	49,572	44,178
Interest and other income (expense), net	(809)	(1,120)	(483)	(2,058)
Income before provision for income taxes	21,855	23,285	49,089	42,120
Income tax provision	2,895	3,106	5,388	7,600
Net income	$18,960	$20,179	$43,701	$34,520

Net income per share:
Basic	$0.49	$0.60	$1.16	$1.04
Diluted	$0.48	$0.59	$1.14	$1.01
Shares used in computing net income per share:
Basic	38,802	33,433	37,763	33,247
Diluted	39,297	34,064	38,418	34,017

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Net income	$18,960	$20,179	$43,701	$34,520
Other comprehensive income:
Change in cumulative translation adjustment	(799)	591	(463)	689
Cash flow hedges:
Change in fair value of derivatives	(71)	679	(62)	692
Adjustment for net gain (loss) realized and included in net income	(24)	—	(910)	7
Total change in unrealized gain (loss) on derivative instruments	(95)	679	(972)	699
Other comprehensive income (loss), net of tax	(894)	1,270	(1,435)	1,388
Comprehensive income	$18,066	$21,449	$42,266	$35,908

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended
	June 29,	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$43,701	$34,520
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	2,917	2,586
Amortization of finite-lived intangibles	2,195	2,462
Amortization of debt issuance costs	76	76
Stock-based compensation	4,920	2,762
Change in the fair value of financial instruments	(228)	619
Loss on the disposal of fixed assets	201	—
Changes in assets and liabilities:
Accounts receivable	(8,758)	(26,717)
Inventories	7,766	(35,174)
Prepaid expenses and other	(3,558)	13
Deferred income taxes	(113)	(40)
Other non-current assets	(313)	(337)
Accounts payable	(59,490)	31,350
Accrued compensation and related benefits	(1,332)	3,010
Income taxes payable	(3,933)	3,993
Other liabilities	3,903	1,058
Net cash provided by (used for) operating activities	(12,046)	20,181
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(9,666)	(5,770)
Net cash used for investing activities	(9,666)	(5,770)
Cash flows from financing activities:
Proceeds from bank borrowings	21,886	5,205
Proceeds from issuance of common stock	94,454	1,677
Principal payments on bank borrowings	(19,148)	(12,607)
Employees’ taxes paid upon vesting of restricted stock units	(2,618)	(1,810)
Net cash provided by (used for) financing activities	94,574	(7,535)
Effect of exchange rate changes on cash and cash equivalents	(22)	141
Net increase in cash and cash equivalents	$72,840	$7,017
Cash and cash equivalents at beginning of period	68,306	52,465
Cash and cash equivalents at end of period	$141,146	$59,482

Supplemental cash flow information:
Income taxes paid	$9,200	$3,797
Income tax refunds	$43	$25
Interest paid	$942	$2,259
Non-cash investing and financing activities:
Equipment and leasehold improvements purchased included in accounts payable	$2,575	$1,475

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Significant Accounting Policies

Organization — Ultra Clean Holdings, Inc. (the “Company” or “UCT”) was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Service, Inc. Ultra Clean Technology Systems and Service, Inc. was founded in 1991 by Mitsubishi Corporation and was operated as a subsidiary of Mitsubishi until November 2002, when it was acquired by UCT. UCT became a publicly traded company in March 2004. Ultra Clean Technology (Shanghai) Co., Ltd (“UCTS”) and Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. (“UCME”) were established in 2005 and 2007, respectively, to facilitate the Company’s operations in China. In December 2015, UCTS merged into UCME. Ultra Clean Asia Pacific, Pte, Ltd. (Singapore) was established in fiscal year 2008 to facilitate the Company’s operations in Singapore. In July 2012, UCT acquired American Integration Technologies LLC (“AIT”) to add to the Company’s existing customer base in the semiconductor and medical spaces and to provide additional manufacturing capabilities. In February 2015, UCT acquired Marchi Thermal Systems, Inc. (“Marchi”), a designer and manufacturer of specialty heaters, thermocouples and temperature controllers. Marchi delivers flexible heating elements and thermal solutions to our customers. The Company believes heaters are increasingly critical in equipment design for the most advanced semiconductor nodes. In July 2015, UCT acquired MICONEX s.r.o. (“Miconex”), a privately-held provider of advanced precision fabrication of plastics, to expand the Company’s capabilities with existing customers. In May 2018, Marchi and Miconex changed their names to UCT Thermal Solutions, Inc. (“Thermal”) and to UCT Fluid Delivery Solutions s.r.o (“FDS”), respectively.

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

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in thousands):

		Fair Value Measurement at
		Reporting Date Using
Description	June 29, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Interest rate swap	$14	$—	$14	$—
Forward contracts	$457	$—	$457	$—

		Fair Value Measurement at
		Reporting Date Using
Description	December 29, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Interest rate swap	$30	$—	$30	$—
Forward contracts	$1,302	$—	$1,302	$—

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

The Company continued to maintain a full valuation allowance on its federal, state, and one of its Singapore subsidiary’s deferred tax amounts as of June 29, 2018. Income tax positions must meet a more likely than not recognition threshold to be recognized. Income tax positions that previously failed to meet the more likely than not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the Condensed Consolidated Statements of Operations as income tax expense. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on its results of operations and financial position. Management believes that it has adequately provided for any adjustments that may result from these examinations; however, the outcome of tax audits cannot be predicted with certainty.

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

There were no RSUs and performance stock units (“PSUs”) granted during the quarter ended June 29, 2018. During the quarter ended March 30, 2018, the Company granted 174,900 RSUs, with a weighted average fair value of $19.57 per share, and granted 87,050 performance stock units with a weighted average fair value of $19.25 per share.

During the six months ended June 29, 2018, 135,753 vested shares were withheld to satisfy withholding tax obligations, resulting in the net issuance of 448,439 shares. As of June 29, 2018, approximately $11.5 million of stock-based compensation cost, net of estimated forfeitures, related to RSUs and PSUs remains to be amortized over a weighted average period of 1.5 years. As of June 29, 2018, a total of 1,249,702 RSUs and PSUs remain outstanding with an aggregate intrinsic value of $20.7 million and a weighted average remaining contractual term of 1.1 years.

Restricted Stock Awards — As of June 29, 2018, a total of 38,010 RSAs were outstanding. The total unamortized expense of the Company’s unvested restricted stock awards as of June 29, 2018 was $0.5 million.

The following table summarizes the Company’s RSU, PSU and RSA activity for the six months ended June 29, 2018:

	Shares	Aggregate Fair Value (in thousands)
Unvested restricted stock units and restricted stock awards at December 29, 2017	1,676,312	$38,706
Granted	299,960
Vested	(629,192)
Forfeited	(97,378)
Unvested restricted stock units and restricted stock awards at June 29, 2018	1,249,702	$20,745
Vested and expected to vest restricted stock units and restricted stock awards at June 29, 2018	1,069,087	$17,747

The following table shows the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Cost of sales (1)	$517	$258	$1,023	$601
Research and development	10	47	71	100
Sales and marketing	193	97	396	221
General and administrative	1,636	978	3,430	1,840
	2,356	1,380	4,920	2,762
Income tax benefit	(312)	(184)	(540)	(498)
Stock-based compensation expense, net of tax	$2,044	$1,196	$4,380	$2,264

(1)	Stock-based compensation expense capitalized in inventory for the three and six months ended June 29, 2018 and June 30, 2017 was not significant.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). Topic 842 supersedes the lease recognition requirements in ASC Topic 840, Leases. The guidance specifies that an entity who is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance. The guidance is effective beginning in the first quarter of 2019. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is evaluating the impact of adopting this guidance on the Company’s consolidated financial statements. The Company currently expects that its operating lease commitments will be subject to the new standard and recognized as right-of-use asset and operating lease liability upon adoption of this standard, which will increase the total assets and total liabilities that it reports relative to such amounts prior to adoption.

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

2. Financial Instruments

Derivative Financial Instruments

The Company utilizes foreign currency forward contracts with a local financial institution in the Czech Republic to reduce the risk that its cash flows and earnings of its FDS subsidiary will be adversely affected by foreign currency exchange rate fluctuations and uses certain interest rate derivative contracts to hedge interest rate exposures on existing floating rate debt. The Company classifies its foreign currency forward contracts and interest rate derivative contracts primarily within Level 2 of the fair-value hierarchy discussed in Note 1 of the Company’s Consolidated Financial Statements as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company does not use derivatives for speculative or trading purposes.

Cash Flow Hedges

In September 2015, the Company entered into an interest rate swap with East West Bank and City National Bank with a notional amount of $20.0 million pursuant to which the Company pays the counterparty a fixed rate of 0.99% and receives interest at a variable rate equal to the London Interbank Offered Rate (LIBOR) rate the Company is required to pay under its term loan, or 1.98%, as of June 29, 2018. This interest rate swap effectively locks in a fixed interest rate of 2.99% on $4.7 million of the $7.4 million term loan as of June 29, 2018, with a decreasing notional amount based on prorated quarterly principal payments over the remaining period of the term loan. Gains or losses on the effective portion of a cash flow hedge are reflected as a component of AOCI and subsequently recorded to interest and other income (expense) when the hedged transactions are realized. If the hedged transactions become probable of not occurring, the corresponding amounts in AOCI would be immediately reclassified to interest and other income (expense), net. As of June 29, 2018, the effective portion of the Company’s cash flow hedge before tax effect was less than $0.1 million, of which less than $0.1 million is expected to be reclassified from AOCI into earnings within the next 12 months.

Non-Designated Derivatives

A portion of FDS’s forward contracts with a total notional amount of $4.7 million is not designated as a hedging instrument. The Company recognizes gains and losses on these contracts, as well any related costs, in interest and other income (expense), net.

The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value (in thousands) as of June 29, 2018 and December 29, 2017.

		June 29, 2018
		Fair Value of	Fair Value of
		Derivatives	Derivatives Not
	Balance Sheet	Designated as	Designated as	Total
	Location	Hedge Instruments	Hedge Instruments	Fair Value
Derivative assets and liabilities:
Level 2:
Interest rate swap	Prepaid expenses and other	$14	$—	$14
Forward contracts	Prepaid expenses and other	$61	$223	$284
Forward contracts	Other non-current assets	$21	$152	$173

		December 29, 2017
		Fair Value of	Fair Value of
		Derivatives	Derivatives Not
	Balance Sheet	Designated as	Designated as	Total
	Location	Hedge Instruments	Hedge Instruments	Fair Value
Derivative assets and liabilities:
Level 2:
Interest rate swap	Prepaid expenses and other	$30	$—	$30
Forward contracts	Prepaid expenses and other	$714	$—	$714
Forward contracts	Other non-current assets	$588	$—	$588

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) is summarized below (in thousands):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Derivatives in Cash Flow Hedging Relationship
Interest rate swap	$(21)	$(2)	$(36)	$11
Forward contracts	$(82)	$841	$(71)	$841

	Gains Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended		Six Months Ended
		June 29,	June 30,	June 29,	June 30,
	Income Statement Location	2018	2017	2018	2017
Derivatives in Cash Flow Hedging Relationship
Interest rate swap	Interest and other income (expense), net	$11	$—	$20	$7
Forward contracts	Cost of goods sold	$(35)	$—	$(930)	$—

There were no gains (losses) recognized in income on derivatives that are excluded from the effectiveness testing and ineffective portion of the cash flow hedge for the three and six months ended June 29, 2018 and June 30, 2017.

The effect of derivative instruments not designated as hedging instruments on income for the three and six months ended June 29, 2018 was $(0.6) million and none for the three and six months ended June 30, 2017.

3. Revenue Recognition

On December 30, 2017, the Company adopted Topic 606 using the modified retrospective method to value those contracts which were not completed as of December 30, 2017.  The adoption of Topic 606 did not have a material effect on the Company’s financial position or results of operations.

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

The Company’s most significant customers (having accounted for 10% or more of sales) and their related sales as a percentage of total sales were as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Lam Research Corporation	61.9%	57.1%	64.2%	57.9%
Applied Materials, Inc.	21.6	25.7	21.5	26.3
Total	83.5%	82.8%	85.7%	84.2%

Two customers’ accounts receivable balances, Lam Research Corporation and Applied Materials, Inc., were individually greater than 10% of accounts receivable as of June 29, 2018 and as of December 29, 2017, and in the aggregate represented approximately 70.6% and 75.8% of accounts receivable, respectively.

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

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services.  Sales, value-add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Certain of our customers may receive cash-based incentives, such as rebates or credits, which are accounted for as variable consideration.  We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. As of June 29, 2018, an accrual for unpaid customer rebates of $0.7 million is included in accrued expenses on the Company’s Condensed Consolidated Balance Sheet.  The adoption of Topic 606 did not have a significant impact on our estimates for variable consideration.

4. Balance Sheet Information

Inventories consisted of the following (in thousands):

	June 29,	December 29,
	2018	2017
Raw materials	$177,432	$183,457
Work in process	37,581	43,826
Finished goods	13,557	9,557
Total	$228,570	$236,840

Equipment and leasehold improvements, net, consisted of the following (in thousands):

	June 29,	December 29,
	2018	2017
Computer equipment and software	$11,853	$11,672
Furniture and fixtures	3,355	3,318
Machinery and equipment	20,459	19,781
Leasehold improvements	24,006	22,839
Accumulated depreciation	(40,994)	(38,879)
	18,679	18,731
Construction in progress	20,090	13,515
Total	$38,769	$32,246

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

	June 29, 2018			December 29, 2017
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
Carrying amount	$85,248	$29,392	$114,640	$85,248	$31,587	$116,835

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

	As of June 29, 2018			As of December 29, 2017
	Gross			Gross
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Useful
	Amount	Amortization	Value	Amount	Amortization	Value	Life
AIT
Customer relationships	$19,000	$(18,307)	$693	$19,000	$(17,998)	$1,002	7
Tradename	1,900	(1,900)	—	1,900	(1,900)	—	6
Intellectual property/know-how	1,600	(1,371)	229	1,600	(1,257)	343	7
Thermal
Customer relationships	9,900	(3,383)	6,517	9,900	(2,887)	7,013	10
Tradename	1,170	(1,170)	—	1,170	(1,170)	—	6
Intellectual property/know-how	12,300	(4,712)	7,588	12,300	(4,023)	8,277	8-12
FDS
Customer relationships	8,800	(3,422)	5,378	8,800	(2,835)	5,965	7.5
UCT
Tradename	8,987	—	8,987	8,987	—	8,987	*
Total	$63,657	$(34,265)	$29,392	$63,657	$(32,070)	$31,587

*

The Company concluded that the UCT tradename intangible asset life is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The Company amortizes its intellectual property/know-how and customer relationships intangible assets for Thermal and FDS on a straight-line basis with an estimated economic life of the assets ranging from 7 to 12 years. Amortization expense was approximately $1.2 million for the three months ended June 29, 2018 and June 30, 2017.  Amortization expense is charged to general and administrative expense. As of June 29, 2018, future estimated amortization expense is expected to be as follows (in thousands):

Amortization
Expense
2018 (remaining in year)	$2,196
2019	4,040
2020	3,543
2021	3,543
2022	3,543
Thereafter	3,540
Total	$20,405

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

As of June 29, 2018, the interest rates on the outstanding Term Loan and Revolving Credit facility were 3.98% (2.0% fixed and 1.98% variable based on LIBOR) and 4.25% fixed, respectively. In order to manage interest rate risk on the variable component of the Term Loan the Company entered into an interest rate swap with the Lenders in September 2015 with a total notional amount of $20.0 million pursuant to which the Company pays the counterparty a fixed rate of 0.99% and receives interest at a variable rate equal to the LIBOR rate the Company is required to pay under its Term Loan, or 1.98%, as of June 29, 2018. This interest rate swap effectively locked in a fixed interest rate of 2.99% on $4.7 million of the $7.4 million term loan balance outstanding as of June 29, 2018, with a decreasing notional amount based on principal payments over the remaining period of the term loan.

The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00 starting with the end of the first quarter of fiscal 2015 and a consolidated leverage ratio (as defined in the Credit Agreement) no greater than 3.5 to 1.00 starting with the end of the first quarter of fiscal 2015. The Credit Agreement also includes other customary affirmative and negative covenants. In December 2015, the Credit Agreement was amended to add a covenant requiring the Company to maintain a minimum cash balance of $35.0 million at the end of each quarter. The Company was in compliance with all covenants for the quarter ended June 29, 2018.

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

As of June 29, 2018, the Company had outstanding amounts under the Term Loan and Revolving Credit Facility of $7.4 million and $39.9 million, respectively, which are gross of unamortized debt issuance costs of $0.1 million, for a total debt balance with this credit facility of $47.2 million.

As of June 29, 2018, FDS had outstanding amount under a revolving credit facility of 6.5 million euros (approximately $7.6 million) with an interest rate of 1.3% plus a variable rate based on the Euro Interbank Offered Rate.

As of June 29, 2018, the Company’s total bank debt was $54.9 million. As of June 29, 2018, the Company had $0.1 million and 1.8 million euros (approximately $2.0 million) available to borrow on our revolving credit facilities in the U.S. and Czech Republic, respectively.

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

Effective January 1, 2018, the TCJA created a new requirement to include in U.S. income global intangible low-taxed income (GILTI) earned by controlled foreign corporations (“CFC”). The effect of GILTI, and the associated foreign tax credit, is to effectively create a minimum floor of taxation on CFC profits that must be included currently in the gross income of the CFCs’ U.S. shareholder. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company uses the period cost method in recording the tax effects of GILTI in its financial statements.

The Company’s income tax provision and effective tax rates for the three and six months ended June 29, 2018 were $2.9 million and 13.2% and $5.4 million and 11.0% and $3.1 million and 13.3% and $7.6 million and 18.0% for the three and six months ended June 30, 2017. The change in respective rates reflects, primarily, the recently enacted TCJA as discussed above, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates, the impact of losses in jurisdictions with full federal and state valuation allowances and tax benefits associated with share-based compensation.

Company management continuously evaluates the need for a valuation allowance and, as of June 29, 2018, concluded that a full valuation allowance on its federal and state deferred tax assets as well as the deferred tax assets of one its Singapore subsidiaries was still appropriate.

The Company provides for U.S. income taxes on its undistributed earnings of foreign subsidiaries as required by the TCJA. However, the Company does not provide for any withholding taxes on its undistributed earnings of its subsidiaries that it intends to invest indefinitely outside the U.S. In prior years, the Company determined that a portion of the current year earnings of one of its China subsidiaries may be remitted in the future to one of its foreign subsidiaries outside of mainland China and, accordingly, the Company provided for the related withholding taxes in its condensed consolidated financial statements. The Company does not currently plan to remit any earnings from its China subsidiaries to any other foreign subsidiary in 2018. If the Company changes its intent to reinvest its undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previous anticipated remaining unremitted foreign earnings, the Company could be required to accrue or pay foreign taxes on some or all of these undistributed earnings. As of June 29, 2018, the Company had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $207.6 million. It is not practicable to determine the tax liability that might be incurred if these earnings were to be distributed.

The Company’s gross liability for unrecognized tax benefits as of June 29, 2018 and June 30, 2017 was $0.3 million and $0.3 million, respectively. Although it is possible some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

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

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Numerator:
Net income	$18,960	$20,179	$43,701	$34,520
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	38,802	33,433	37,763	33,247
Shares used in computation — diluted:
Shares used in computing basic net income per share	38,802	33,433	37,763	33,247
Dilutive effect of common shares outstanding subject to repurchase	489	622	649	749
Dilutive effect of options outstanding	6	9	6	21
Weighted average shares used in computing diluted net income per share	39,297	34,064	38,418	34,017
Net income per share — basic	$0.49	$0.60	$1.16	$1.04
Net income per share — diluted	$0.48	$0.59	$1.14	$1.01

On February 2, 2018, the Company successfully completed a follow-on offering whereby the Company issued 4,761,905 shares of its common stock. The weighted average impact for the six months ended June 29, 2018 was 3,872,318 shares.

9. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $134.2 million at June 29, 2018.

The Company leases properties domestically in Hayward, California, Austin, Texas, Chandler, Arizona and South San Francisco, California and internationally in China, Singapore, the Philippines and the Czech Republic. The Company leases certain of its facilities under non-cancelable leases, which expire on various dates through 2023.

As of June 29, 2018, future minimum payments under these operating leases were as follows (in thousands):

Fiscal Year
2018 (remaining in year)	$4,110
2019	6,256
2020	5,250
2021	4,640
2022	3,840
Thereafter	116
Total minimum lease payments	$24,212

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

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
United States	$159,187	$129,349	$343,962	$233,705
China	16,812	5,166	18,978	18,113
Singapore	82,904	73,810	185,537	134,050
Austria	16,393	8,491	29,929	19,712
Other	14,917	11,445	26,649	27,275
	$290,213	$228,261	$605,055	$432,855

At June 29, 2018, approximately $10.0 million and $1.5 million of the Company’s net long-lived assets were located in Asia and the Czech Republic, respectively, and the remaining balances were located in the United States. At June 30, 2017, approximately $6.5 million and $1.6 million of the Company’s net long-lived assets were located in Asia and the Czech Republic, respectively, and the remaining balances were located in the United States.

11. Subsequent Events

On July 24, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Quantum Global Technologies, LLC (“Quantum”), for approximately $342.0 million in cash, subject to certain closing adjustments as provided in the Merger Agreement, including a working capital adjustment, and up to $15.0 million of potential cash earn-out payments if Quantum achieves certain specified revenue levels through December 27, 2019, pursuant to the provisions of the Merger Agreement. The Company’s primary reason for this acquisition is to expand UCT into an adjacent market and increase the served addressable market in its core semiconductor business.

The Company also entered into a commitment letter (the “Commitment Letter”) with Barclays Bank PLC (“Barclays”), pursuant to which Barclays has committed to provide senior secured credit facilities to the Company in an aggregate amount of $400.0 million, comprised of (i) $350.0 million under a seven-year senior secured term loan B facility (the “Term Loan”) and (ii) $50.0 million under a five-year senior secured revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facilities”). The Term Loan, together with cash on hand, will be used to finance the transaction contemplated by the Merger Agreement, refinance existing debt, and pay fees and expenses incurred in connection with the Credit Facilities and the acquisition. The Revolving Credit Facility will be used to provide ongoing working capital and capital for other general corporate purposes of the Company and its subsidiaries.

The Merger is expected to close in the third quarter of 2018, and is subject to customary regulatory approvals and closing conditions, including the expiration or termination of the waiting period under the Hart-Scott- Rodino Act. Barclays’ commitment to provide the Credit Facilities is subject to customary closing conditions.

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

We ship a majority of our products to U.S. registered customers with locations both in and outside the U.S. In addition to U.S. manufacturing, we manufacture products in our Asian facilities to support local and U.S. based customers. We conduct our operating activities primarily through our wholly owned subsidiaries, Ultra Clean Technology Systems and Service, Inc., AIT, Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd., Ultra Clean Asia Pacific, Pte, Ltd., Thermal and FDS.

Financial Highlights and Market Trends

We believe our ability to custom design, manufacture, and deliver on unexpected, time-sensitive orders, as well as our commitment to customer satisfaction, continues to strengthen our position as a critical supplier to our customers. Our ability to provide engineering, critical fabrication, integration and testing capabilities on short notice, while meeting stringent quality levels, has made us a preferred outsourcing partner in the semiconductor capital equipment industry. Healthy demand drivers supporting the WFE market positions us to take advantage of continued opportunities in the semiconductor market over the long-term. We also continue to actively consider ways to broaden our capabilities and offerings for our customers, both organically and through strategic acquisitions, and actively focus on driving operational efficiencies to adjust to market conditions.

We believe the overall semiconductor market will see sustained long-term strength from ongoing demand caused by a broad range of drivers, including emerging application such as autonomous vehicles, the Internet of Things, high performance computing, artificial intelligence, and technology to support the data sharing economy. We also believe that semiconductor equipment OEMs are increasingly relying on partners like UCT to fulfill their expanding capacity requirements. Midway through 2018, we began to see a reduction in orders from some of our OEM customers, as certain manufacturers announced they were deferring capital investment. We expect the impact of these reductions to be reflected beginning in the third quarter of 2018.

We have in the past made acquisitions of complementary businesses and assets and regularly evaluate opportunities to acquire complementary businesses or assets. On July 24, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Quantum Global Technologies, LLC (“Quantum”) for approximately $342.0 million in cash, subject to certain closing adjustments as provided in the Merger Agreement, including a working capital adjustment, and up to $15.0 million of potential cash earn-out payments if Quantum achieves certain specified revenue levels through December 27, 2019, pursuant to the provisions of the Merger Agreement. The Company’s primary reason for this acquisition is to expand UCT into an adjacent market and increase the served addressable market in its core semiconductor business.

The Company also entered into a commitment letter (the “Commitment Letter”) with Barclays Bank PLC (“Barclays”), pursuant to which Barclays has committed to provide senior secured credit facilities to the Company in an aggregate amount of $400.0 million, comprised of (i) $350.0 million under a seven-year senior secured term loan B facility (the “Term Loan”) and (ii) $50.0 million under a five-year senior secured revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facilities”). The Term Loan, together with cash on hand, will be used to finance the transaction contemplated by the Merger Agreement, refinance existing debt, and pay fees and expenses incurred in connection with the Credit Facilities and the acquisition. The Revolving Credit Facility will be used to provide ongoing working capital and capital for other general corporate purposes of the Company and its subsidiaries.

The Merger is expected to close in the third quarter of 2018, and is subject to customary regulatory approvals and closing conditions, including the expiration or termination of the waiting period under the Hart-Scott- Rodino Act. Barclays’ commitment to provide the Credit Facilities is subject to customary closing conditions.

Results of Operations

For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included elsewhere in our quarterly report.

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	84.1%	81.0%	84.3%	81.3%
Gross profit	15.9%	19.0%	15.7%	18.7%
Operating expenses:
Research and development	1.0%	1.2%	1.0%	1.3%
Sales and marketing	1.3%	1.5%	1.2%	1.5%
General and administrative	5.8%	5.6%	5.3%	5.6%
Total operating expenses	8.1%	8.3%	7.5%	8.4%
Income from operations	7.8%	10.7%	8.2%	10.3%
Interest and other income (expense), net	(0.3)%	(0.5)%	(0.1)%	(0.5)%
Income before provision for income taxes	7.5%	10.2%	8.1%	9.8%
Income tax provision	1.0%	1.4%	0.9%	1.8%
Net income	6.5%	8.8%	7.2%	8.0%

Sales

Sales for the three months ended June 29, 2018 were $290.2 million, an increase of $61.9 million, or 27.1%, from $228.3 million in the comparable quarter of 2017. The increase in overall sales in the second quarter of 2018 compared to the second quarter of 2017 is primarily due to an increase in demand from our existing semiconductor customers as a result of generally strong demand in the semiconductor industry during the period. On a geographic basis, sales in the U.S. increased $10.8 million to $120.5 million, or 41.5% of sales, for the three months ended June 29, 2018 compared to $109.7 million, or 48.1% of sales, for the comparable period of 2017. Foreign sales increased $51.1 million to $169.7 million, or 58.5% of sales, for the three months ended June 29, 2018 compared to $118.6 million, or 51.9% of sales, for the comparable period of 2017.

Sales for the six months ended June 29, 2018, were $605.1 million, an increase of $172.2 million, or 39.8%, from $432.9 million in the comparable period of 2017. The increase in sales for the six months ended June 29, 2018, which includes increases of $170.7 million and $1.5 million in semiconductor and non-semiconductor industries, respectively, was due to an increase in the volume of products shipped as a result of continued semiconductor demand from our major customers. Sales in the U.S. for the six months ended June 29, 2018 increased by $46.0 million to $254.5 million while foreign sales increased by $126.2 million to $350.6 million when compared to the same period in prior year.

We expect sales to be lower in the third quarter of fiscal 2018 due to forecasted weaker demand in the semiconductor industry.

Gross Profit

Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold.

Gross profit for the three months ended June 29, 2018 increased $2.7 million to $46.1 million, or 15.9% of sales, from $43.4 million, or 19.0% of sales, for the three months ended June 30, 2017. Gross profit for the six months ended June 29, 2018, increased by $14.0 million to $94.9 million, or 15.7% of sales, from $80.9 million, or 18.7% of sales, for the six months ended June 30, 2017.

The increase in gross profit dollars for the three and six months ended June 29, 2018 compared to the same periods in 2017 was primarily due to higher volume of products shipped. The decrease in gross margin in the three and six months ended June 29, 2018 compared to the same periods in 2017 was due mostly to a change in product mix with higher costs required to meet higher customer demand during fiscal 2018, as well as due to an accelerated ramp of new products, offset partially by an increase in labor efficiency.

We expect gross profit to decrease in the third quarter of 2018 as compared to the second quarter of 2018 due to the expected decrease in revenues for the third quarter of 2018 as described above.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities. Research and development expense for the three months ended June 29, 2018 increased $0.1 million, or 5.1%, to $2.9 million, or 1.0% of sales, compared to $2.8 million, or 1.2% of sales in the comparable period in 2017.

Research and development expense for the six months ended June 29, 2018 increased by $0.2 million, or 4.6%, to $5.9 million, or 1.0% of sales, compared to $5.7 million, or 1.3% of sales in the comparable period in 2017.

The increase in research and development expense when comparing the three and six months ended June 29, 2018 with the comparable periods in 2017 was due to an increase in non-production related engineering work and an increase in employee incentive compensation related expenses as a result of higher profitability.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expense for the three months ended June 29, 2018 increased $0.2 million, or 8.3%, to $3.6 million, or 1.3% of sales, compared to $3.4 million, or 1.5% of sales, in the comparable period of 2017. Sales and marketing expense for the six months ended June 29, 2018 increased by $1.0 million, or 16.1%, to $7.4 million, or 1.2% of sales, compared to $6.4 million, or 1.5% of sales in the comparable period in 2017.

The increase in sales and marketing expenses when comparing the three and six months ended June 29, 2018 with the comparable period in 2017 was due to an increase in employee incentive compensation related expenses as a result of increase in employee headcount and higher profitability.

General and Administrative Expense

Our general and administrative expense has historically consisted primarily of salaries and overhead associated with our administrative staff, professional fees and amortization of our intangible assets. General and administrative expense increased $4.1 million, or 31.3%, for the three months ended June 29, 2018, to $16.9 million, or 5.8% of sales, compared with $12.8 million, or 5.6% of sales, in the comparable period of 2017. General and administrative expense increased approximately $7.3 million, or 29.7%, for the six months ended June 29, 2018, to $31.9 million, or 5.3% of sales, compared with $24.6 million, or 5.6% of sales, in the comparable period of 2017.

The increase in general and administrative expenses when comparing the three and six months ended June 29, 2018 with the comparable periods in 2017 was primarily due to an increase in outside services resulting from the non-capitalizeable implementation costs of our new enterprise reporting system, higher employee incentive compensation related expenses as a result of an increase in headcount, higher operating income and severance pay associated with the departure of an officer from the Company.

Interest and Other Income (Expense), net

Interest and other income (expense), net, for the three and six months ended June 29, 2018, was $(0.8) million and $(0.5) million, respectively, compared to $(1.1) million and $(2.1) million, respectively, in the comparable periods of 2017. The decrease in net expense for the three and six months ended June 29, 2018 compared to the same periods in the prior year was primarily due to an increase in the fair value of the Company’s non-designated derivative financial instruments and to a decrease in interest expense as a result of a lower principal balance on our debt.

Income Tax Provision

Our tax expense and effective tax rates for the three months ended June 29, 2018 and June 30, 2017 were $2.9 million and 13.2%, and $3.1 million and 13.3%, respectively. Our tax expense and effective tax rate for the six months ended June 29, 2018 and June 30, 2017 was $5.4 million and 11.0%, and $7.6 million and 18.0%, respectively.

The change in respective rates reflected, primarily, recently enacted U.S. tax reform whereby the U.S. tax rate decreased from 35% to 21% among other tax changes, changes in the geographic mix of worldwide earnings and financial results, the impact of losses in jurisdictions with full federal and state valuation allowances and an increase in tax benefits associated with share-based compensation for the three and six months ended June 29, 2018. Company management continuously evaluates the need for a valuation allowance on its deferred tax assets and, as of June 29, 2018, concluded that a full valuation allowance on its federal, state, and one of its Singapore subsidiaries was still appropriate.

Liquidity and Capital Resources

We have required capital to fund our working capital needs, satisfy our debt obligations, maintain our equipment, purchase new capital equipment and make strategic acquisitions from time to time. As of June 29, 2018, we had cash of $141.1 million compared to $68.3 million as of December 29, 2017. Our cash and cash equivalents, cash generated from operations and amounts available under our revolving line of credit described below were our principal source of liquidity as of June 29, 2018.

For the six months ended June 29, 2018, total cash used for operating activities was $12.0 million, a decrease of $32.2 million when compared to cash provided by operating activities of $20.2 million for the comparable period of 2017. Operating cash flows generated in the six months ended June 29, 2018 reflected net income adjusted for the effect of non-cash activities, including depreciation of equipment and leasehold improvements, amortization of intangible assets and debt issuance costs, stock-based compensation, loss from disposal of assets, change in the fair value of the financial instruments and changes in working capital components. The primary drivers of the decrease in cash from operating activities included increases in prepaid expenses and decreases of accounts and income tax payable and accrued compensation and related benefits offset by an increase in net income. Our cash flows from operations in any given period are largely driven by the timing of sales, the collection of accounts receivable and the payment of accounts payable.

Operating cash flows in the six months ended June 30, 2017 included $8.5 million of non-cash activity comprised of depreciation, amortization of intangibles, stock compensation expense, amortization of debt issuance costs and a change in fair value of the contingent earn out payable to the former owners of Miconex. Cash generated from operating activities included increases in accounts payable of $31.4 million, accrued compensation and related benefits of $3.0 million, income taxes payable of $4.0 million and other liabilities of $1.1 million. These increases in cash flow were offset by increases in accounts receivable, inventories and other assets of $26.7 million, $35.2 million and $0.3 million, respectively.

Net cash used in investing activities for the six months ended June 29, 2018 was approximately $9.7 million, attributable mostly to the costs related to the development of the Company’s new enterprise reporting system and to the expansion of our facilities in Singapore and California. Net cash used in investing activities for the six months ended June 30, 2017 was approximately $5.8 million, attributable to the expansion of our Singapore and Arizona facilities and to the costs related to the development of the Company’s new enterprise reporting system.

Net cash provided by financing activities for the six months ended June 29, 2018 was $94.6 million, primarily due to the $94.3 million net cash proceeds from the public offering of our common stock in February of 2018 and from net bank borrowings of $2.7 million. Net cash used in financing activities for the six months ended June 30, 2017 was due primarily to principal payments on bank borrowings of $12.6 million offset by bank borrowing proceeds of $5.2 million.

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

In prior years, we determined that a portion of the current year and future year earnings of one of our China subsidiaries may be remitted in the future to one of our foreign subsidiaries outside of mainland China and, accordingly, we provided for the related withholding taxes in our consolidated financial statements. We do not currently plan to remit any earnings from our China subsidiaries to any other foreign subsidiary in 2018. As of June 29, 2018, we had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $207.6 million. It is not practicable to determine the tax liability that might be incurred if these earnings were to be distributed. We anticipate that we have adequate liquidity and capital resources and would not need to repatriate additional earnings to the U.S. As of June 29, 2018, we have cash of approximately $65.2 million in our foreign subsidiaries.

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

As of June 29, 2018, we had outstanding amounts under our U.S. Term Loan and Revolving Credit facility of $7.4 million and $39.9 million, respectively, which are gross of unamortized debt issuance costs of $0.1 million. The aggregate principal amount of the Revolving Credit facility is $40.0 million. As of June 29, 2018, interest rates on the outstanding U.S. Term Loan and Revolving Credit facility were 3.98% and 4.25%, respectively.

In order to manage interest rate risk on the variable component of the Term Loan we entered into an interest rate swap with the Lenders in September 2015 with a total notional amount of $20.0 million (which amount decreases based on prorated quarterly principal payment over the remaining period of the Term Loan) pursuant to which we pay the counterparty a fixed rate of 0.99% and receive interest at a variable rate equal to the LIBOR rate we are required to pay under our Term Loan, or 1.98%, as of June 29, 2018. This interest rate swap effectively locked in a fixed interest rate of 2.99% on $4.7 million of the $7.4 million term loan balance outstanding as of June 29, 2018.

We are required to maintain certain financial covenants with our U.S. Credit facility including a consolidated charge coverage ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00, a consolidated leverage ratio (as defined in the Credit Agreement) no greater than 3.5 to 1.00 and a minimum cash balance of $35.0 million at the end of each quarter. We were in compliance with all covenants for the quarter ended June 29, 2018. The Credit Agreement also restricts us from declaring or paying any cash dividends.

As of June 29, 2018, FDS had an outstanding balance under a revolving credit facility of 6.5 million euros (approximately $7.6 million) with an interest rate of 1.3% plus a variable rate based on the Euro Interbank Offered Rate.

As of June 29, 2018, our total bank debt was $54.9 million, and we have $0.1 million and 1.8 million euros (approximately $2.0 million) available to borrow on our credit facilities in the U.S. and Czech Republic, respectively.

On June 24, 2018, the Company entered into the Commitment Letter with Barclays, pursuant to which Barclays has committed to provide senior secured credit facilities to the Company in an aggregate amount of $400.0 million, comprised of (i) $350.0 million under the Term Loan and (ii) $50.0 million under the Revolving Credit Facility. The Term Loan, together with cash on hand, will be used to finance the transaction contemplated by the Merger Agreement, refinance existing debt, and pay fees and expenses incurred in connection with the Credit Facilities and the acquisition. The Revolving Credit Facility will be used to provide ongoing working capital and capital for other general corporate purposes of the Company and its subsidiaries. Barclays’ commitment to provide the Credit Facilities is subject to customary closing conditions, including the closing of the transactions contemplated by the Merger Agreement.

Capital Expenditures

Capital expenditures were $9.7 million during the six months ended June 29, 2018 and were primarily attributable to the costs related to the development of the Company’s planned new ERP system as well as to the expansion of our Singapore and US facilities. The Company’s anticipated capital expenditures for the remainder of 2018 are expected to be financed primarily from cash from operations.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relations with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Other than operating leases for certain equipment and real estate and purchase order commitments primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the arrangements described under “Borrowing Arrangements” above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of June 29, 2018 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases (1)	$24,212	$4,110	$11,506	$8,480	$116
Borrowing arrangements (2)	54,915	54,915	—	—	—
PO commitments (3)	134,208	134,208	—	—	—
Total	$213,335	$193,233	$11,506	$8,480	$116

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

(2)

Amounts reflect obligations under our Revolving Credit Facility gross of $0.1 million of unamortized debt issuance costs, under which $7.4 million is outstanding under the Term Loan and approximately $39.9 million under the Revolving Credit Facility as of June 29, 2018 and of our bank debt of $7.6 million held by FDS, in the Czech Republic.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon our evaluation, we concluded that our disclosure controls and procedures were effective as of June 29, 2018.

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

A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. As a group, two customers accounted for 85.7%, 84.4% and 82.2% of sales for the six months ended June 29, 2018, for fiscal years 2017 and 2016, respectively, and we expect that our sales will continue to be concentrated among a small number of customers. In addition, our customer contracts generally do not require customers to place any orders. Accordingly, the success of our business depends on OEMs continuing to outsource the manufacturing of critical subsystems to us. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers, whether due to such customer’s decision to not continue to outsource all or a portion of its critical subsystems for its capital equipment to us, such customer giving market share to our competitors or for other reasons, such as a customer’s bankruptcy or insolvency or decreased demand for such customer’s products. We have in the past lost business from customers who have taken the manufacturing of our products in-house, given market share to our competitors or declared bankruptcy. Further, since our customers generally own the designs and other intellectual property to the products we manufacture, we cannot prevent them from licensing such designs and other intellectual property to our competitors for the manufacturing of such products. If we are unable to replace revenue from customers who determine to take subsystem assembly in-house, give market share to our competitors or from whom we otherwise lose business, such events could have a material adverse impact on our financial position and results of operations.

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

We are in the process of implementing a new company-wide ERP system. This process has been and continues to be complex and time-consuming and we expect to incur additional expenses. This ERP system will replace many of our existing operating and financial systems, which is a major undertaking from a financial management and personnel perspective. Should the new ERP system not be implemented successfully throughout all our business units and within budget and on time, or if the system does not perform in a satisfactory manner, it could be disruptive and adversely affect our operations, including our potential ability to report accurate, timely and consistent financial results; our ability to purchase raw material from and pay our suppliers; and our ability to deliver products to customers on a timely basis and to collect our receivables from them. Furthermore, this new ERP system is intended to be implemented beginning in the third quarter of 2018 and fully implemented by the end of fiscal year 2019. Once operational, we expect amortization of our capitalized ERP costs will be significant and may not be offset by the efficiencies we expect this system to produce for the Company.

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

Inventory is typically the largest asset on our balance sheet, representing 35.5% of our total assets as of June 29, 2018.  We must manage our inventory of raw materials, work-in-process and finished goods effectively to meet changing customer requirements, while keeping inventory costs down and maintaining or improving gross margins.

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

We have made, and may in the future make, acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. We expect that management will evaluate potential strategic transactions regularly with its advisors and our board of directors in the ordinary course of business. We may not be successful in negotiating the terms of potential acquisitions or financing potential acquisitions, and our due diligence may fail to identify all of the problems, liabilities or other challenges associated with an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer retention issues. In addition, we may not be successful in effectively integrating the acquired business, product or technology into our existing business and operations. The areas where we face risks include:

•	Management of a larger, more complex and capital intensive, combined business, including integrating supply and distribution channels, computer and accounting systems, and other aspects of operations;
•

Exposure to new operational risks, rules, regulations, worker expectations, customs and practices to the extent acquired businesses are located in regions where UCT has not historically conducted business;

•	Inability to complete proposed transactions due to the failure to obtain regulatory or other approvals, litigation or other disputes, and any ensuing obligation to pay a termination fee;
•	Deterioration of gross margins due to the acquisition of the same customer base resulting in reduced pricing leverage;
•	The failure to realize expected returns from acquired businesses;
•	Reductions in cash balances or increases in debt obligations to finance activities associated with a transaction, which reduce the availability of cash flow for general corporate or other purposes;
•	Integration of the capabilities of the acquired businesses while maintaining focus on providing consistently high quality products;
•	Incorporation of different financial and reporting controls, processes, systems and technologies into our existing business environment;
•	Unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the acquisitions for which we do not have recourse under their respective agreements;
•	The risk of litigation or claims associated with a proposed or completed transaction;
•

Inadequacy or ineffectiveness of an acquired company’s internal financial controls, disclosure controls and procedures, or environmental, health and safety, anti-corruption, human resource, or other policies or practices;

•	Performance shortfalls as a result of the diversion of management’s attention from the Company’s operations;
•	Cultural challenges associated with integrating employees from the acquired business into our organization, and retention of employees from the businesses we acquire;
•	Difficulties associated with the retention and transition of new customers and partners with different demographics into our existing business.

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

Closing of the acquisition of Quantum Global Technologies, LLC is subject to several conditions and if these conditions are not satisfied or waived, the acquisition will not be completed.

As disclosed on July 25, 2018 in our Current Report on Form 8-K, on July 25, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Quantum Global Technologies, LLC (“Quantum”) on the terms and the conditions set forth in the Merger Agreement (the “Merger”). Completion of the Merger is subject to certain conditions contained in the Merger Agreement and we can make no assurances that the transaction will close in a timely manner or at all. If the Merger is not consummated, or closing is substantially delayed for any reason, our business may be materially and adversely affected as we will have incurred substantial costs and expenses and utilized considerable resources.

We may not be able to close on our committed financing for the acquisition of Quantum Global Technologies, LLC.

As disclosed, in our Current Report on Form 8-K, on July 25, 2018, we also entered into the Commitment Letter with Barclays, pursuant to which Barclays has committed to provide senior secured credit facilities to certain of our affiliates as the borrowers, subject to customary conditions precedent to funding. We can provide no assurance that Barclays will ultimately provide the financing contemplated by the Commitment Letter. Our obligation to complete the transactions contemplated by the Merger Agreement is not subject to a financing contingency. Accordingly, if debt financing is not available in sufficient amounts at a time when we are obligated to complete the transactions under the Merger Agreement, we could be in breach of our obligations under the Merger Agreement and could be liable for significant damages which could have a material adverse effect on our business and financial condition.

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

On January 20, 2017, a new president of the United States was inaugurated as the president of the United States. While it is still uncertain at this time how the new administration and the results of other elections could affect changes in social, political, regulatory and economic conditions or laws and policies, the President has expressed apprehension towards existing trade agreements, such as the North American Free Trade Agreement, signed an executive order announcing his plan to withdraw the United States from the Trans-Pacific Partnership in favor of bilateral trade negotiations with the member countries, and in the first half of 2018, implemented new tariffs on imports of steel and aluminum into the United States, from countries including China, where we and our customers have significant operations. These tariffs could significantly impact the cost of domestic steel, a commodity that we consume in producing our products, which would negatively impact our gross margin and our operating performance. Additionally, the Chinese government has proposed tariffs on U.S. produced exports in response to the U.S. government’s implementation of tariffs, and there is a risk that the U.S. tariffs on imports may be met with other tariffs on U.S. produced exports and that a broader trade conflict could ensue. This has the potential to impact global trade and economic conditions in many of the regions where we do business. Other changes in U.S. social, political, regulatory and economic conditions or laws and policies governing U.S. tax laws, foreign trade, manufacturing, and development and investment in the countries where we or our customers operate could also adversely affect our operating results and our business.

We have significant existing indebtedness; the restrictive covenants under our credit agreement or other limitations on financing may limit our ability to expand or pursue our business strategy or make capital expenditures; if we are forced to pay some or all of our indebtedness prior to its maturity, our financial position could be severely and adversely affected.

We have total debt as of June 29, 2018, gross of capitalized loan costs, of $47.3 million under our Credit Agreement with East West Bank and City National Bank, including $7.4 outstanding under our term loan and $39.9 outstanding under our revolving loan (with $0.1 million of available borrowings) and $7.6 million under FDS’s revolving credit facility in the Czech Republic.

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

In addition, in connection with our announcement of the Merger Agreement, we entered into a commitment letter (the “Commitment Letter”) with Barclays Bank PLC (“Barclays”), pursuant to which Barclays has committed to provide senior secured credit facilities to us and/or certain of our affiliates as the borrowers in an aggregate amount of $400.0 million, comprised of (i) $350.0 million under a seven-year senior secured term loan B facility (the “New Term Loan”) and (ii) $50.0 million under a five year senior secured revolving credit facility (the “New Revolving Credit Facility” and, together with the New Term Loan, the “New Credit Facilities”). The New Term Loan, together with cash on hand, will be used to finance the transaction contemplated by the Merger Agreement, refinance existing debt, and pay fees and expenses incurred in connection with the New Credit Facilities and the acquisition. The New Revolving Credit Facility will be used to provide ongoing working capital and capital for other general corporate purposes. Barclays’ commitment to provide the New Credit Facilities is subject to a number of conditions including, without limitation, (i) the nonoccurrence of a material adverse effect, the Company and its subsidiaries, taken as a whole, (ii) the completion of definitive documentation mutually acceptable to Ultra Clean and Barclays and (iii) other customary closing conditions. If the Credit Facilities are entered into, our consolidated indebtedness will increase substantially.

We may not be able to fund our future capital requirements or strategic acquisitions from our operations, and financing from other sources may not be available on favorable terms or at all.

We made capital expenditures of approximately $9.7 million and $7.1 million for the six months ended June 29, 2018 and June 30, 2017, respectively, related to our planned new ERP system and to our manufacturing facilities in the United States, Czech Republic, China and Singapore. The amount of our future capital requirements will depend on many factors, including:

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

We generated approximately 57.9% and 51.8% of our sales in international markets for the six months ended June 29, 2018 and June 30, 2017, respectively. Depending on market conditions, we intend to expand our operations in Asia and Europe, principally in China, Singapore and the Czech Republic. In addition, through our acquisition of AIT, we acquired a manufacturing facility in Cebu, Philippines. The carrying amount of our fixed assets in Asia and Europe were $10.0 million and $1.5 million, respectively as of June 29, 2018.

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

The manufacture and delivery of our products and our financial reporting depends on the continuing operation of our technology infrastructure and systems, particularly our data center located in California. Any damage to or failure of our systems could result in interruptions in our ability to manufacture or deliver products on agreed upon lead times, or at all, on a local or worldwide basis, or adversely affect our impact to accurately and timely report our financial results. Interruptions could reduce our sales and profits, and our reputation could be damaged if people believe our systems are unreliable. Our systems and operations are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, hardware or software failures, telecommunications failures, cybersecurity attacks, and similar events. Some of the critical components of the system are not redundant and we currently do not have a backup data center. Accordingly, the risk associated with such events beyond our control is heightened.

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

We had $85.2 million of goodwill recorded on our consolidated balance sheet as of June 29, 2018. Goodwill represents the excess of cost over the fair market value of net tangible and finite lived, identifiable intangible assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. During the fourth quarter of each year, we perform an annual review of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our financial results and net worth could be materially adversely affected.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These requirements require us to perform ongoing due diligence efforts on our supply chain and require public disclosure of the nature and results of these efforts. We filed our most recent conflict minerals report on Form SD on May 30, 2018 reporting that we could not yet determine whether the conflict minerals we source were, directly or indirectly, used to finance or benefit armed groups in the Covered Countries. There have been and there will be costs associated with complying with these disclosure requirements to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. Complying with these rules could adversely affect the sourcing, supply and pricing of materials used in our products and result in substantial additional costs. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement. In addition, there is uncertainty about the future of the regulations related to conflict minerals as a result of legal challenges and statements by the SEC. If we are unable to comply with these rules, we could be subject to enforcement actions by the Securities and Exchange Commission and liability under the Securities Exchange Act of 1934, as amended, which could result in material adverse consequences to our business, as well as significant fines and penalties.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a) Exhibits

The following exhibits are filed with this quarterly Report on Form 10-Q for the quarter ended June 29, 2018:

Exhibit Number	Description
10.1	Form of Consulting Agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA CLEAN HOLDINGS, INC.
(Registrant)
Date: August 8, 2018

	By:	/S/ JAMES P. SCHOLHAMER
	Name:	James P. Scholhamer
	Title:	Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

Date: August 8, 2018

	By:	/S/ SHERI SAVAGE
	Name:	Sheri Savage
	Title:	Chief Financial Officer, Senior Vice President and Secretary
(Principal Financial and Accounting Officer and duly authorized signatory)