Form 10-Q
period 2018-09-28
Ultra Clean Holdings, Inc.
filed 2018-11-07
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares outstanding of the issuer’s common stock as of October 26, 2018: 39,014,181

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share amounts)

	September 28,	December 29,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$160,340	$68,306
Accounts receivable, net of allowance of $235 and $69, respectively	95,056	90,213
Inventories	198,578	236,840
Prepaid expenses and other	30,873	12,089
Total current assets	484,847	407,448
Property and equipment, net	133,746	32,246
Goodwill	151,869	85,248
Purchased intangibles, net	203,180	31,587
Deferred tax assets, net	4,918	4,951
Other non-current assets	8,072	1,932
Total assets	$986,632	$563,412
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$42,818	$12,381
Accounts payable	95,178	173,521
Accrued compensation and related benefits	18,981	10,788
Deferred rent, current portion	684	670
Other current liabilities	17,962	9,987
Total current liabilities	175,623	207,347
Bank borrowings, net of current portion	330,984	39,893
Deferred tax liability	9,868	9,981
Other non-current liabilities	23,409	5,886
Total liabilities	539,884	263,107
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 39,001,184 and 33,664,940 shares issued and outstanding, in 2018 and 2017, respectively	39	34
Additional paid-in capital	287,293	188,639
Common shares held in treasury, at cost, 601,944 shares in 2018 and 2017	(3,337)	(3,337)
Retained earnings	150,826	113,122
Accumulated other comprehensive gain	(43)	1,847
Ultra Clean Holdings, Inc. stockholders' equity	434,778	300,305
Noncontrolling interest	11,970	—
Total stockholders’ equity	446,748	300,305
Total liabilities and stockholders’ equity	$986,632	$563,412

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
Sales	$234,079	$242,610	$839,134	$675,465
Cost of goods sold	199,084	199,914	709,270	551,903
Gross profit	34,995	42,696	129,864	123,562
Operating expenses:
Research and development	3,284	2,722	9,228	8,402
Sales and marketing	3,839	3,662	11,274	10,064
General and administrative	26,950	13,050	58,868	37,656
Total operating expenses	34,073	19,434	79,370	56,122
Income from operations	922	23,262	50,494	67,440
Interest and other income (expense), net	(2,766)	(19)	(3,249)	(2,077)
Income (loss) before provision for income taxes	(1,844)	23,243	47,245	65,363
Income tax provision	4,596	3,527	9,984	11,127
Net income (loss)	(6,440)	19,716	37,261	54,236
Net loss attributable to noncontrolling interest	(443)	—	(443)	—
Net income (loss) attributable to Ultra Clean Holdings, Inc.	$(5,997)	$19,716	$37,704	$54,236

Net income (loss) per share attributable to Ultra Clean Holdings, Inc. common stockholders:
Basic	$(0.15)	$0.59	$0.99	$1.63
Diluted	$(0.15)	$0.57	$0.97	$1.59
Shares used in computing net income (loss) per share:
Basic	38,930	33,540	38,152	33,342
Diluted	38,930	34,360	38,745	34,216

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
Net income (loss) including noncontrolling interests	$(6,440)	$19,716	$37,261	$54,236
Other comprehensive income (loss):
Change in cumulative translation adjustment	(193)	312	(656)	1,001
Cash flow hedges:
Change in fair value of derivatives	39	333	(24)	1,026
Adjustment for net gain (loss) realized and included in net income	(337)	(100)	(1,247)	(93)
Total change in unrealized gain (loss) on derivative instruments	(298)	233	(1,271)	933
Total Other comprehensive income (loss), net of tax	(491)	545	(1,927)	1,934
Other comprehensive income (loss), net of tax, attributable to noncontrolling interest	(37)	—	(37)	—
Comprehensive income (loss) attributable to Ultra Clean Holdings, Inc.	$(6,894)	$20,261	$35,371	$56,170

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended
	September 28,	September 29,
	2018	2017
Cash flows from operating activities:
Net income including noncontrolling interests	$37,261	$54,236
Adjustments to reconcile net income to net cash provided by operating activities (excluding assets acquired and liabilities assumed):
Depreciation and amortization	5,801	3,895
Amortization of finite-lived intangibles	4,607	3,693
Amortization of debt issuance costs	322	115
Stock-based compensation	7,133	5,059
Change in the fair value of financial instruments	(499)	(278)
Loss on the disposal of assets and business	1,352	72
Changes in assets and liabilities:
Accounts receivable	13,730	(32,387)
Inventories	37,816	(60,484)
Prepaid expenses and other	(6,292)	(4,386)
Deferred income taxes	68	(224)
Other non-current assets	(297)	(486)
Accounts payable	(86,699)	57,695
Accrued compensation and related benefits	5,332	4,514
Income taxes payable	(3,969)	4,614
Other liabilities	(335)	1,978
Net cash provided by operating activities	15,331	37,626
Cash flows from investing activities:
Purchases of property and equipment	(15,526)	(12,534)
Acquisition of QGT, net of cash acquired	(290,462)	—
Net cash used for investing activities	(305,988)	(12,534)
Cash flows from financing activities:
Proceeds from bank borrowings	382,184	8,172
Proceeds from issuance of common stock	94,471	1,689
Principal payments on bank borrowings	(78,608)	(19,228)
Debt issuance costs paid	(12,118)	—
Employees’ taxes paid upon vesting of restricted stock units	(2,945)	(2,369)
Net cash provided by (used for) financing activities	382,984	(11,736)
Effect of exchange rate changes on cash and cash equivalents	(293)	118
Net increase in cash and cash equivalents	$92,034	$13,474
Cash and cash equivalents at beginning of period	68,306	52,465
Cash and cash equivalents at end of period	$160,340	$65,939

Supplemental cash flow information:
Income taxes paid	$13,594	$6,860
Income tax refunds	$39	$25
Interest paid	$2,951	$3,409
Non-cash investing and financing activities:
Property and equipment purchased included in accounts payable	$1,767	$1,514
Impairment loss due to a facility fire	$5,226	$—
Sale of a business unit	$291	$—
Fair value of earn-out payments related to QGT acquisition	$4,163	$—

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

In August 2018, the Company acquired Quantum Global Technologies, LLC (“QGT”), a provider of ultra-high purity outsourced parts cleaning, process tool part recoating, surface treatment and analytical services to the semiconductor and related industries, for a total purchase price of approximately $346.2 million. See Note 5 to the Company’s Condensed Consolidated Financial Statements for further information about the acquisition of QGT.

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

Principles of Consolidation — The Company’s condensed consolidated financial statements include the accounts of the Company and its subsidiaries with the ownership interests of minority shareholders presented as noncontrolling interests. All intercompany accounts and transactions have been eliminated in consolidation. The Company uses a 52-53 week fiscal year ending on the Friday nearest December 31. All references to quarters refer to fiscal quarters and all references to years refer to fiscal years.

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

Use of Accounting Estimates — The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions include reserves on inventory, valuation of deferred tax assets, impairment of goodwill, valuation of pension obligations and other long-lived assets. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. Actual amounts may differ from those estimates.

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

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in thousands):

		Fair Value Measurement at
		Reporting Date Using
Description	September 28, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Forward contracts	$411	$—	$411	$—
Other non-current liabilities:
Contingent earn-out liability	$4,163	$—	$—	$4,163
Stock purchase obligation	$8,552	$—	$—	$8,552

		Fair Value Measurement at
		Reporting Date Using
Description	December 29, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Interest rate swap	$30	$—	$30	$—
Forward contracts	$1,302	$—	$1,302	$—

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

Property and Equipment, net — Property and equipment are stated at cost, or, in the case of equipment under capital leases, the present value of future minimum lease payments at inception of the related lease. Depreciation and amortization are computed using the straight-line method and declining balance methods over the lesser of the estimated useful lives of the assets or the terms of the leases. Useful lives range from three to forty years.

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

The Company continued to maintain a full valuation allowance on its federal and state deferred tax amounts as of September 28, 2018. Income tax positions must meet a more likely than not recognition threshold to be recognized. Income tax positions that previously failed to meet the more likely than not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the Condensed Consolidated Statements of Operations as income tax expense. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on its results of operations and financial position. Management believes that it has adequately provided for any adjustments that may result from these examinations; however, the outcome of tax audits cannot be predicted with certainty.

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

Business Combinations — The Company recognizes assets acquired (including goodwill and identifiable intangible assets) and liabilities assumed, and noncontrolling interests, if any, at fair value on the acquisition date. Subsequent changes to the fair value of such assets acquired and liabilities assumed are recognized in earnings, after the expiration of the measurement period, a period not to exceed 12 months from the acquisition date. Acquisition-related expenses and acquisition-related restructuring costs are recognized in earnings in the period in which they are incurred. Results of operations and cash flows of acquired companies are included in the Company’s operating results from the date of acquisition.

Noncontrolling interests — Noncontrolling interests are recognized to reflect the portion of the equity of the majority-owned subsidiaries which is not attributable, directly or indirectly, to the controlling stockholder. Through the acquisition of QGT in August 2018, the Company’s consolidated entities include partially-owned entities through which the Company is obligated to own 86.0% of its consolidated subsidiary, Cincos Co., Ltd (“Cincos”), a Korean company that provides outsourced cleaning and recycling of precision parts for the semiconductor industry through its operating facilities in South Korea and, through a 60.0% interest in a joint venture, Cincos Xian Clean Technology, Ltd. (“Cincos Xian”), in China. The interest held by others in Cincos and in Cincos Xian are presented as noncontrolling interests in the accompanying condensed consolidated financial statements. The noncontrolling interest will continue to be attributed its share of gains and losses even if that attribution results in a deficit noncontrolling interest balance.

Defined Benefit Plan — QGT has a noncontributory defined benefit plan covering substantially all of the employees of one of its foreign entities upon termination of their employee services. The benefits are based on expected years of service and average compensation. QGT records annual amounts relating to the defined benefit plan based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality rates, assumed rates of return, compensation increases, employee demographics, and turnover rates. QGT reviews its assumptions on an annual basis and makes modifications to those assumptions based on current asset returns, rates, and trends. The effect of modifications to those assumptions is recorded in accumulated other comprehensive income and amortized to net periodic costs over the future service period using the corridor method. The Company believes that the assumptions utilized in recording its obligations under the plan are reasonable based on its experience and market conditions. The net period costs are recognized as employees render the services necessary to earn the post termination benefits.

Deferred Debt Issuance Costs — Debt issuance costs incurred in connection with obtaining debt financing are deferred and presented as a direct deduction from Bank Borrowings in the accompanying Condensed Consolidated Balance Sheets. Costs incurred in connection with revolving credit facilities and letter of credit facilities are deferred and presented as an offset to bank borrowings in the accompanying Condensed Consolidated Balance Sheets. Deferred costs are amortized on an effective interest method basis over the contractual term.

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

There were 683,305 RSUs granted during the quarter ended September 28, 2018, with a weighted average fair value of $15.52. No RSU’s and performance stock units (PSUs) were granted during the quarter ended June 29, 2018. During the quarter ended March 30, 2018, the Company granted 174,900 RSUs, with a weighted average fair value of $19.57 per share, and granted 87,050 PSUs with a weighted average fair value of $19.25 per share.

During the nine months ended September 28, 2018, 158,579 vested shares were withheld to satisfy withholding tax obligations, resulting in the net issuance of 522,971 shares. As of September 28, 2018, approximately $17.3 million of stock-based compensation cost, net of estimated forfeitures, related to RSUs and PSUs remains to be amortized over a weighted average period of 1.9 years. As of September 28, 2018, a total of 1,814,214 RSUs and PSUs remain outstanding with an aggregate intrinsic value of $22.8 million and a weighted average remaining contractual term of 1.3 years.

Restricted Stock Awards — As of September 28, 2018, a total of 38,010 RSAs were outstanding. The total unamortized expense of the Company’s unvested restricted stock awards as of September 28, 2018 was $0.4 million.

The following table summarizes the Company’s RSU, PSU and RSA activity for the nine months ended September 28, 2018:

	Shares	Aggregate Fair Value (in thousands)
Unvested restricted stock units and restricted stock awards at December 29, 2017	1,676,312	$38,706
Granted	983,265
Vested	(726,550)
Forfeited	(118,813)
Unvested restricted stock units and restricted stock awards at September 28, 2018	1,814,214	$22,768
Vested and expected to vest restricted stock units and restricted stock awards at September 28, 2018	1,506,549	$18,907

The following table shows the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
Cost of sales (1)	$374	$395	$1,397	$996
Research and development	25	77	96	177
Sales and marketing	221	190	616	411
General and administrative	1,594	1,635	5,024	3,475
	2,214	2,297	7,133	5,059
Income tax benefit	(464)	(349)	(1,494)	(860)
Stock-based compensation expense, net of tax	$1,750	$1,948	$5,639	$4,199

(1)	Stock-based compensation expense capitalized in inventory for the three and nine months ended September 28, 2018 and September 29, 2017 was not significant.

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

Beginning fiscal 2018, the Company adopted Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies classification of seven different cash receipts and payments on statement of cash flows and how the predominance principle should be applied. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

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

Beginning with the Company’s acquisition of QGT, the Company adopted ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to report the service cost component of net periodic pension cost in the same line item as other compensation expense arising from services rendered during the period, and also requires the other components of net periodic cost be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), (“ASC 842”). ASC 842 supersedes the lease recognition requirements in ASC 840, Leases. ASC 842 clarifies the definition of a lease and requires lessees to recognize right-of-use assets and lease liabilities for all leases, including those classified as operating leases under previous lease accounting guidance. The guidance is effective for public business entities for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective transition method. However, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with an additional transition method. Under ASU 2018-11, entities have the option of initially applying ASC 842 at the adoption date, rather than at the beginning of the earliest period presented, and recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The Company expects to elect this transition method at the adoption date of January 1, 2019. The Company is continuing to evaluate the impact of adopting this guidance on the Company’s consolidated financial statements. The Company currently expects that its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon adoption of this standard, which will increase the total assets and total liabilities that it reports relative to such amounts prior to adoption.

In January 2017, the FASB issued ASU. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which requires companies to perform goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2020. The amendment is required to be adopted prospectively. Early adoption is permitted. The Company is evaluating the impact of adopting this amendment to its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Presentation of Net Periodic Benefit Cost Related to Defined Benefit Plans, which amends the income statement presentation requirements for the components of net periodic benefit cost for an entity's defined benefit pension and post-retirement plans. ASU 2017-07 is effective in the first quarter of the Company’s fiscal 2019 with early adoption permitted. The Company is evaluating the impact of adopting this guidance on the Company’s consolidated financial statements.

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

Cash Flow Hedges

In September 2015, the Company entered into an interest rate swap with East West Bank and City National Bank with a notional amount of $20.0 million pursuant to which the Company pays the counterparty a fixed rate of 0.99% and receives interest at a variable rate equal to the London Interbank Offered Rate (LIBOR) rate the Company is required to pay under its term loan. September 28, 2018. Gains or losses on the effective portion of a cash flow hedge are reflected as a component of AOCI and subsequently recorded to interest and other income (expense) when the hedged transactions are realized. If the hedged transactions become probable of not occurring, the corresponding amounts in AOCI would be immediately reclassified to interest and other income (expense), net. In August 2018, the Company extinguished its debt with East West Bank thus the interest rate swap contract was consequently cancelled.

Non-Designated Derivatives

A portion of FDS’s forward contracts with a total notional amount of $3.6 million is not designated as a hedging instrument. The Company recognizes gains and losses on these contracts, as well any related costs, in interest and other income (expense), net.

The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value (in thousands) as of September 28, 2018 and December 29, 2017.

		September 28, 2018
		Fair Value of	Fair Value of
		Derivatives	Derivatives Not
	Balance Sheet	Designated as	Designated as	Total
	Location	Hedge Instruments	Hedge Instruments	Fair Value
Derivative assets and liabilities:
Level 2:
Forward contracts	Prepaid expenses and other	$88	$194	$282
Forward contracts	Other non-current assets	$21	$108	$129

		December 29, 2017
		Fair Value of	Fair Value of
		Derivatives	Derivatives Not
	Balance Sheet	Designated as	Designated as	Total
	Location	Hedge Instruments	Hedge Instruments	Fair Value
Derivative assets and liabilities:
Level 2:
Interest rate swap	Prepaid expenses and other	$30	$—	$30
Forward contracts	Prepaid expenses and other	$714	$—	$714
Forward contracts	Other non-current assets	$588	$—	$588

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) is summarized below (in thousands):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
Derivatives in Cash Flow Hedging Relationship
Interest rate swap	$—	$(11)	$(36)	$—
Forward contracts	$27	$356	$(44)	$1,197

	Gains Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended		Nine Months Ended
		September 28,	September 29,	September 28,	September 29,
	Income Statement Location	2018	2017	2018	2017
Derivatives in Cash Flow Hedging Relationship
Interest rate swap	Interest and other income (expense), net	$(14)	$(6)	$6	$(13)
Forward contracts	Cost of goods sold	$(323)	$106	$(1,253)	$106

There were no gains (losses) recognized in income on derivatives that are excluded from the effectiveness testing and ineffective portion of the cash flow hedge for the three and nine months ended September 28, 2018 and September 29, 2017.

The effect of derivative instruments not designated as hedging instruments on income for the three and nine months ended September 28, 2018was $(0.1) million and none for the three and nine months ended September 29, 2017.

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

The Company’s most significant customers (having accounted for 10% or more of sales) and their related sales as a percentage of total sales were as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
Lam Research Corporation	48.7%	59.1%	59.9%	58.3%
Applied Materials, Inc.	23.0	24.5	21.9	25.7
Total	71.7%	83.6%	81.8%	84.0%

Three customers’ accounts receivable balances, Lam Research Corporation, Applied Materials, Inc. and ASM International, Inc., were individually greater than 10% of accounts receivable as of September 28, 2018, in the aggregate approximately 65.6% of accounts receivable. Two customers’ accounts receivable balances, Lam Research Corporation and Applied Materials were individually greater than 10% of accounts receivables as of December 29, 2017, in the aggregate represented approximately 75.8% of accounts receivable.

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

The Company’s products are manufactured at our facilities in the U.S.A., China, Singapore and the Czech Republic. QGT has operations in the U.S.A., Singapore, United Kingdom, Israel, Taiwan, South Korea, and China. See Note 12 for geographical revenue details. Sales to customers are initiated through a purchase order and are governed by our standard terms and conditions, written agreements, or both. Revenue is recognized when performance obligations under the terms of an agreement with a customer are satisfied; generally, this occurs with the transfer of control of our products.  Transfer of control occurs at a specific point-in-time.  Based on the enforceable rights included in our agreements or prevailing terms and conditions, products produced by the Company without an alternative use are not protected by an enforceable right of payment that includes a reasonable profit throughout the duration of the agreement. Sales with terms f.o.b. shipping point are recognized at the time of shipment.  For sales transactions with terms f.o.b. destination, revenue is recorded when the product is delivered to the customer’s site. Consignment sales are recognized in revenue at the earlier of the period that the goods are consumed or after a period of time subsequent to receipt by the customer as specified by terms of the agreement, provided control of the promised goods or services has transferred.

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services.  Sales, value-add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Certain of our customers may receive cash-based incentives, such as rebates or credits, which are accounted for as variable consideration.  We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. As of September 28, 2018, an accrual for unpaid customer rebates of $1.2 million is included in accrued expenses on the Company’s Condensed Consolidated Balance Sheet.  The adoption of Topic 606 did not have a significant impact on our estimates for variable consideration.

4. Balance Sheet Information

Inventories consisted of the following (in thousands):

	September 28,	December 29,
	2018	2017
Raw materials	$146,912	$183,457
Work in process	32,563	43,826
Finished goods	19,103	9,557
Total	$198,578	$236,840

Property, equipment and leasehold improvements, net, consisted of the following (in thousands):

	September 28,	December 29,
	2018	2017
Land	$14,012	$—
Building	24,399	—
Computer equipment and software	29,144	11,672
Furniture and fixtures	3,873	3,318
Machinery and equipment	54,743	19,781
Leasehold improvements	38,288	22,839
Vehicles	400	—
Accumulated depreciation	(41,193)	(38,879)
	123,666	18,731
Construction in progress	10,080	13,515
Total	$133,746	$32,246

5. Acquisition

QGT

On August 27, 2018, the Company acquired all of the outstanding preferred and common units of QGT, a provider of ultra-high purity parts cleaning, process tool part recoating, surface treatment and analytical services to the semiconductor and related industries, for total purchase consideration of $346.2 million, including approximately $342.0 million in cash and an estimated $4.2 million in contingent consideration related to $15.0 million of potential cash earn-out payments if the Company achieves certain specified revenue levels through December 27, 2019. In addition, the Company incurred approximately $9.4 million of costs related to the acquisition. The Company completed this acquisition primarily in order to diversify the Company’s customer base, to create a wafer-starts-based recurring revenue stream, and to expand the Company’s addressable market. The Company borrowed $350.0 million to finance the acquisition and to refinance its existing indebtedness. See further discussion of the new borrowing arrangements in Note 7 to the Notes to Condensed Consolidated Financial Statements.

The fair value of the earn-out at the acquisition date was determined using the Monte Carlo Simulation, which incorporated risk adjusted revenue projections. These inputs are not observable in the market and thus represent a Level 3 measurement as discussed in Note 1 of the Company’s Condensed Consolidated Financial Statements.

The Company has preliminarily allocated the purchase price of QGT to the tangible assets, liabilities and identifiable intangible assets acquired, based on their estimated fair values. The excess of purchase price over the aggregate fair value was recorded as goodwill. Goodwill associated with the acquisition is primarily attributable to the future technology, market presence and knowledgeable and experienced workforce. Although goodwill is not amortized for financial accounting purposes, it is amortized in its entirely for tax purposes over fifteen years. The fair value assigned to identifiable intangible assets acquired was determined using the income approach taking into account the Company’s consideration of a number of inputs, including an independent third-party analysis that was based upon estimates and assumptions provided by the Company. These estimates and assumptions were determined through established and generally accepted valuation techniques. The estimated fair value of the tangible and intangible assets acquired was allocated at QGT’s acquisition date.

The Merger Agreement contains customary representations and warranties between the Company and QGT, who agreed to indemnify each other for certain breaches of representations, warranties, covenants and other specified matters. Approximately $2.3 million of the purchase price was placed in escrow as security for post-closing working capital adjustments. In addition, approximately $3.4 million of the purchase price was placed in escrow as security for the QGT’s indemnification obligations during the escrow period. The Company also obtained representation and warranty insurance as an additional source of recourse for certain losses in excess of the amount of funds in the indemnity escrow account.

On March 31, 2014, QGT purchased 51% of the outstanding shares of Cinos Co., Ltd., a Korean company that provides outsourced cleaning and recycling of precision parts for the semiconductor industry through its operating facilities in South Korea and, through a 60% interest in a joint venture (Cinos Xian Clean Technology, Ltd.), in China. In connection with the acquisition, the Company is obligated to purchase shares held by two other shareholders of Cinos Co., Ltd. representing a combined 35% interest. The carrying value of the remaining 14% interest held by others in Cinos Co., Ltd. and the 40% interest in the China joint venture are presented as noncontrolling interests in the accompanying consolidated financial statements. The fair values of the noncontrolling interests were estimated based on the values of Cinos Co., Ltd. and Cinos Xian Clean Technology, Ltd. on a 100% basis. The values were calculated based on the pro-rata portion of total forecasted Q4 2018 QGT earnings before interest expense, taxes, depreciation and amortization ("EBITDA") contributed by each entity. Management indicated that each entity's pro-rata portion of EBITDA was reasonably reflective of each entity's invested capital value at the acquisition date.

The stock purchase obligation requires the Company to purchase stock owned by one Cinos Co., Ltd. shareholder at a fixed price per share, while the purchase price per share for the other shareholder is the greater of the then fair value of the stock and the fixed price per share (floor). The Company has a firm obligation to purchase the shares and a call option, while the two shareholders have a put option. Accordingly, the fair value of the obligation of $8.6 million has been recorded as a non-current liability in the accompanying consolidated balance sheets and represents a Level 3 measurement as discussed in Note 1 of the Company’s Condensed Consolidated Financial Statements.

The agreement with Cinos Co., Ltd. allows for the purchase obligation to become due at various times through December 2022.

In March 2018, QGT transferred 39,000 shares of its Cinos Co., Ltd stock to Cinos Co., Ltd. The shares are to be held as treasury stock and may be repurchased by the Company in the future.

At the acquisition date, Cinos held bank debt in the amount of $30.0 million. The debt was not assumed by the Company and therefore is not included in the purchase price allocation. The Company paid the sellers of QGT the purchase price net of the debt.  During the quarter ended September 28, 2018, the Company made a partial payment to the Cinos bank for $1.2 million and the remaining balance of $28.8 million was settled in October 2018.

The allocation of the purchase price is preliminary pending the completion of various analyses and the finalization of estimates. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible assets and liabilities, primarily property and equipment, intangible assets, finalization of a working capital adjustment per the merger agreement and residual goodwill. During the measurement period, which can be no more than one year from the date of acquisition, we expect to continue to obtain information to assist us in determining the final fair value of the net assets acquired at the acquisition date during the measurement period. Assets acquired and liabilities assumed are recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company. Thus, the provisional measurements of fair value discussed above are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. While the Company believes that its estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the preliminary fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Fair Market Values (in thousands)
Cash and cash equivalents	$18,991
Accounts receivable	18,683
Inventories	474
Prepaid expenses and other	13,194
Property and equipment	98,738
Goodwill	66,622
Purchased intangible assets	176,200
Total assets acquired	392,902
Accounts payable	(9,362)
Accrued compensation and related benefits	(2,904)
Other current liabilities	(8,945)
Other liabilities	(13,115)
Noncontrolling interest	(12,413)
Total liabilities assumed	(46,739)
Purchase price allocated	$346,163

		Purchased
	Useful Life	Intangible Assets
	(In years)	(In thousands)
Customer relationships	10	$79,500
Trade name	4	14,900
Recipes	20	73,200
Standard operating procedures	20	8,600
Total purchased intangible assets		$176,200

Goodwill is not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The results of operations for the Company for the nine months ended September 28, 2018 include operating activity for QGT since its acquisition date of August 27, 2018. For the three and nine months ended September 28, 2018, net sales of approximately $22.5 million attributable to QGT were included in the consolidated results of operations. For the three and nine months ended September 28, 2018, results of operations included charges of $1.3 million, attributable to amortization of purchased intangible assets and $9.4 million of deal costs associated with the acquisition. Deal costs are included in general and administrative expenses in the Company’s condensed consolidated results of operations.

The following unaudited pro forma consolidated results of operations assume the acquisition was completed as of the beginning of the year of the reporting periods presented. The unaudited pro forma consolidated results of operations for the three and nine months ended September 28, 2018 and September 29, 2017 (in thousands, except per share amounts) as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
Net sales	$269,588	$298,180	$992,514	$836,246
Net income	$(3,343)	$16,438	$31,321	$46,903
Basic earnings per share	$(0.09)	$0.49	$0.82	$1.41
Diluted earnings per share	$(0.09)	$0.48	$0.81	$1.37

The unaudited pro forma results above include adjustments related to the purchase price allocation and financing of the acquisition, primarily to increase amortization for the identifiable intangible assets, to increase interest expense for the additional debt incurred to complete the acquisition, to reflect the related income tax effect. The unaudited pro forma results for the three and nine months ended September 28, 2018 include acquisition related costs of $9.4 million which are not expected to occur in future quarters. The unaudited pro forma condensed combined financial information has been prepared by management for illustrative purposes only and are not necessarily indicative of the condensed consolidated financial position or results of income in future periods or the results that would have been realized had UCT and QGT been a combined company during the specified periods. The unaudited pro forma condensed combined financial information does not reflect any operating efficiencies and/or cost savings that the Company may achieve with respect to the combined companies, or any liabilities that may result from integration activities.

Quantum Facility Fire

In September 2018, a fire in a facility owned by a Korean subsidiary of QGT destroyed certain assets, including the building, acquired in the QGT acquisition. The Company recorded an impairment loss of $5.2 million for the net book value of a building and related assets. The Company expects receipt of insurance recoveries up to the recorded impairment losses and concurrently recorded a receivable and gain of $5.2 million. The fire also destroyed inventory owned by one of its customers. The Company is currently in the process of determining the cost of this inventory. The Company was able to minimize the impact on the Company’s revenue stream by utilizing its other local facilities and moving its labor force in quick order.  The Company does not expect insurance proceeds to be in excess of recorded losses at this time, but continues to evaluate additional potential losses and related insurance claims.

6. Goodwill and Purchased Intangible Assets

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

To test goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, the Company then performs the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. Under the two-step goodwill impairment test, the Company would in the first step compare the estimated fair value of each reporting unit to its carrying value. The Company determines the fair value of each of its reporting units based on a weighting of income and market approaches. If the carrying value of a reporting unit exceeds its fair value, the Company would then perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the Company determines that the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company would record an impairment charge equal to the difference. The evaluation of goodwill and intangible assets for impairment requires the exercise of significant judgment. In the event of future changes in business conditions, the Company will be required to reassess and update its forecasts and estimates used in future impairment analyses. If the results of these future analyses are lower than current estimates, a material impairment charge may result at that time. Goodwill and other intangible assets were as follows (in thousands):

	September 28, 2018			December 29, 2017
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
Carrying amount	$151,869	$203,180	$355,049	$85,248	$31,587	$116,835

Purchased Intangible Assets

Intangible assets are generally recorded in connection with a business acquisition. The Company evaluates the useful lives of its intangible assets each reporting period to determine whether events and circumstances require revising the remaining period of amortization. In addition, the Company reviews indefinite lived intangible assets for impairment when events or changes in circumstances indicate their carrying value may not be recoverable and tests definite lives intangible assets at least annually for impairment. Management considers such indicators as significant differences in product demand from the estimates, changes in the competitive and economic environment, technological advances, and changes in cost structure. Purchased intangible assets were as follows (in thousands):

	As of September 28, 2018			As of December 29, 2017
	Gross			Gross
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Useful
	Amount	Amortization	Value	Amount	Amortization	Value	Life
AIT
Customer relationships	$19,000	$(18,462)	$538	$19,000	$(17,998)	$1,002	7
Tradename	1,900	(1,900)	—	1,900	(1,900)	—	6
Intellectual property/know-how	1,600	(1,429)	171	1,600	(1,257)	343	7
Thermal
Customer relationships	9,900	(3,630)	6,270	9,900	(2,887)	7,013	10
Tradename	1,170	(1,170)	—	1,170	(1,170)	—	6
Intellectual property/know-how	12,300	(5,057)	7,243	12,300	(4,023)	8,277	8-12
FDS
Customer relationships	8,800	(3,716)	5,084	8,800	(2,835)	5,965	7.5
QGT
Customer relationships	79,500	(662)	78,838	—	—	—	10
Tradename	14,900	(310)	14,590	—	—	—	4
Recipes	73,200	(305)	72,895	—	—	—	20
Standard operating procedures	8,600	(36)	8,564	—	—	—	20
UCT
Tradename	8,987	—	8,987	8,987	—	8,987	*
Total	$239,857	$(36,677)	$203,180	$63,657	$(32,070)	$31,587

*

The Company concluded that the UCT tradename intangible asset life is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The Company amortizes its intangible assets for AIT, Thermal, FDS and QGT on a straight-line basis over the estimated economic life of the assets. Amortization expense was approximately $2.4 million and $1.2 million for the three months ended September 28, 2018 and September 29, 2017, respectively.  Amortization expense related to QGT’s recipes and standard operating procedures is charged to cost of goods sold and remainder is to general and administrative expense. As of September 28, 2018, future estimated amortization expense is expected to be as follows (in thousands):

Amortization
Expense
2018 (remaining in year)	$5,039
2019	19,805
2020	19,308
2021	19,308
2022	18,066
Thereafter	112,667
Total	$194,193

Sale of UAMC

On August 3, 2018, the Company sold its subsidiary, UAMC, for $0.3 million, in the form of note receivable from the purchaser. UAMC was launched in November 2004 to develop additive, 3D printing manufacturing capabilities. At closing, the carry value of the UAMC assets sold were $1.1 million. The Company also included free rent, labor and utilities for a period of six months are part of the agreement. The Company believes that the assets related to UAMC that were sold include all key inputs and processes necessary to generate output, and, accordingly, the Company has determined that UAMC qualified as a business. As a result of the sale, the Company recognized a loss on sale of a business of $1.1 million in the accompanying Condensed Consolidated Statements of Operations as Interest and other income (expense), net.

7. Borrowing Arrangements

In August 2018, the Company entered into a credit agreement with Barclays Bank that provided a Term Loan, a Revolving Credit Facility, and a Letter of Credit Facility (the “Credit Facilities”). The Company and certain of its subsidiaries have agreed to secure all of their obligations under the Credit Facilities by granting a first priority lien in substantially all of their respective personal property assets (subject to certain exceptions and limitations). In August 2018, the Company borrowed $350.0 million under the Term Loan and used the proceeds, together with cash on hand, to finance the acquisition of Quantum (see Note 5) and to refinance its previous credit facilities.

The Company had a credit facility in the U.S. that was refinanced in August 2018, under which, the Company and certain of its subsidiaries had agreed to secure all of their obligations under a credit agreement (the “Credit Agreement”) by granting a first priority lien in substantially all of their respective personal property assets (subject to certain exceptions and limitations). In August 2018, the Company paid $41.6 million of principal, accrued interest, and fees in settlement of the then-outstanding term loan, revolving credit facility, interest rate swap under the Credit Agreement, and recognized $0.1 million in expense upon extinguishment as Interest and other income (expense), net.

The Term Loan has a maturity date of August 27, 2025, with monthly interest payments in arrears, quarterly principal payments of 0.625% of the original outstanding principal balance payable beginning January 2019, with the remaining principal paid upon maturity. The Term Loan accrues interest daily at a rate equal to, at the Company’s option, either (a) a base rate equal to the greater of (i) 1.0%, (ii) the Prime Rate, (iii) the Federal Funds Effective Rate plus 0.5%, or (iv) the one-month Eurodollar Rate plus 1.0%, plus 2.0%, or (b) a base LIBOR rate determined by reference to the London interbank offered rate for dollars, plus 3.0% (subject to certain adjustments quarterly based upon the Company’s consolidated leverage ratio). The Company may prepay the Term Loan in whole or in part without penalty after six months from issuance, before which the Company must pay a prepayment fee equal to 1.0% of the aggregate principal amount prepaid. As of September 28, 2018, the Company had an outstanding amount under the Term Loan of $350.0 million, gross of unamortized debt issuance costs of $12.0 million.

The Revolving Credit Facility has an initial available commitment of $65.0 million and a maturity date of August 27, 2023. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. As of September 28, 2018, the Company had zero outstanding amount under the Revolving Credit Facility. The New Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the New Credit Agreement) as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio (as defined in the New Credit Agreement) as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. The Company was in compliance with all covenants for the quarter ended September 28, 2018.

The Letter of Credit Facility has an initial available commitment of $50.0 million and a maturity date of August 27, 2023. The Company pays quarterly in arrears a fee equal to 2.5% (subject to certain adjustments as per the Term Loans) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of September 28, 2018, the Company’s outstanding letters of credit and remaining available commitments was none and $65.0 million.

As a result of the acquisition of QGT, one of its Korean subsidiaries had an outstanding amount under a credit facility with a local bank in the Korean won equivalent of approximately $28.8 million as of September 28, 2018. In October 2018, the amount was settled in full.

As of September 28, 2018, FDS had outstanding amount under a revolving credit facility of 6.0 million euros (approximately $6.9 million) with an interest rate of 1.3% plus a variable rate based on the Euro Interbank Offered Rate.

As of September 28, 2018, the Company’s total bank debt was $373.8 million, net of unamortized debt issuance costs of $12.0 million. As of September 28, 2018, the Company had $65.0 million and 2.3 million euros (approximately $2.6 million) available to borrow on its revolving credit facilities in the U.S. and Czech Republic, respectively.

The fair value of the Company’s long term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The Company’s carrying value approximates fair value for the Company’s long term debt.

8. Income Tax

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act of 2017 (TCJA).  The TCJA significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates from 35% to 21% and implementing a territorial tax system. Other provisions included an immediate deduction for qualified investments and limitations on the deductibility of interest expense and executive compensation. In December 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows companies to record provisional amounts during a measurement period not to extend more than one year beyond the Act enactment date. During the quarter ended September 28, 2018, the Company filed its 2017 federal tax return. As a result of IRS guidance on the transition tax issued during the quarter, the Company revised its calculation of the tax liability associated with previously unremitted foreign earnings which resulted in additional tax expense of $1.5M and an ASC 740-10 reserve of $0.7M. Since the Company is still in the process of filings its 2017 state tax returns, which are impacted by the TCJA, the Company considers the accounting for deferred tax remeasurements and other provisions to be incomplete. The Company is continuing to evaluate the estimates used to record and disclose the effects of the Tax Act.

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

The Company’s income tax provision and effective tax rates for the three and nine months ended September 28, 2018 were $4.6 million and(249.2)% and $10.0 million and 21.1% and $3.5 million and 15.2% and $11.1 million and 17.0% for the three and nine months ended September 29, 2017. The change in respective rates reflects, primarily, the recently enacted TCJA as discussed above, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates, the impact of losses in jurisdictions with full federal and state valuation allowances and tax benefits associated with share-based compensation.

Company management continuously evaluates the need for a valuation allowance and, as of September 28, 2018, concluded that a full valuation allowance on its federal and state deferred tax assets was still appropriate.

The Company provides for U.S. income taxes on its undistributed earnings of foreign subsidiaries as required by the TCJA. However, the Company does not provide for any withholding taxes on its undistributed earnings of its subsidiaries that it intends to invest indefinitely outside the U.S. In prior years, the Company determined that a portion of the current year earnings of one of its China subsidiaries may be remitted in the future to one of its foreign subsidiaries outside of mainland China and, accordingly, the Company provided for the related withholding taxes in its condensed consolidated financial statements. The Company does not currently plan to remit any earnings from its China subsidiaries to any other foreign subsidiary in 2018. If the Company changes its intent to reinvest its undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previous anticipated remaining unremitted foreign earnings, the Company could be required to accrue or pay foreign taxes on some or all of these undistributed earnings. As of September 28, 2018, the Company had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $216.4 million. It is not practicable to determine the tax liability that might be incurred if these earnings were to be distributed.

The Company’s gross liability for unrecognized tax benefits as of September 28, 2018 and September 29, 2017 was $1.0 million and $0.3 million, respectively. Although it is possible some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

9. Pension Benefits

As a result of the acquisition of QGT in August 2018, the Company has assumed all assets and liabilities of QGT’s defined benefit plan, which covers substantially all of its full-time employees in one of QGT’s subsidiaries. Periodic benefit costs for the three and nine month ended September 28, 2018 were immaterial. The Company’s contributions to these plans for the three and nine months ended September 28, 2018 were immaterial.

10. Net Income Per Share

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

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to Ultra Clean Holdings, Inc.	$(5,997)	$19,716	$37,704	$54,236
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	38,930	33,540	38,152	33,342
Shares used in computation — diluted:
Shares used in computing basic net income per share	38,930	33,540	38,152	33,342
Dilutive effect of common shares outstanding subject to repurchase	—	813	588	856
Dilutive effect of options outstanding	—	7	5	18
Weighted average shares used in computing diluted net income per share	38,930	34,360	38,745	34,216
Net income per share attributable to Ultra Clean Holdings, Inc. — basic	$(0.15)	$0.59	$0.99	$1.63
Net income per share attributable to Ultra Clean Holdings, Inc. — diluted	$(0.15)	$0.57	$0.97	$1.59

On February 2, 2018, the Company successfully completed a follow-on offering whereby the Company issued 4,761,905 shares of its common stock. The weighted average impact for the nine months ended September 28, 2018 was 4,168,847 shares.

11. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $94.3 million at September 28, 2018.

The Company, excluding QGT, leases properties domestically in Hayward, California, Austin, Texas, Chandler, Arizona and South San Francisco, California and internationally in China, Singapore, the Philippines and the Czech Republic. The Company leases certain of its facilities under non-cancelable leases, which expire on various dates through 2023.

QGT leases its corporate offices and other operating facilities under operating leases expiring at various dates through 2026.  Leased properties domestically include:  Colorado Springs, Colorado; Phoenix, Arizona; San Jose, California; Fremont, California; Hillsboro, Oregon; Portland, Oregon; Scarborough, Maine; Carrollton, Texas; and Quakertown, Pennsylvania.  Leased properties internationally include:  Scotland, Israel, Taiwan, South Korea, and Singapore.

As of September 28, 2018, future minimum payments under these operating leases were as follows (in thousands):

Fiscal Year
2018 (remaining in year)	$3,578
2019	12,800
2020	10,514
2021	8,927
2022	6,150
Thereafter	5,606
Total minimum lease payments	$47,575

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

12. Geographical Information

The Company’s principal markets include America, Asia and Europe. The Company’s foreign operations are conducted primarily through its subsidiaries in China, Singapore, Israel, Taiwan, South Korea, United Kingdom and the Czech Republic. Sales by geographic area represent sales to unaffiliated customers and are based upon the location to which the products were shipped or performed. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
United States	$123,655	$138,866	$467,616	$372,571
China	11,803	6,834	30,782	24,947
Singapore	62,437	73,427	247,974	207,477
Austria	18,320	6,132	48,249	25,844
Other	17,864	17,351	44,513	44,626
	$234,079	$242,610	$839,134	$675,465

At September 28, 2018, approximately $78.7 million and $2.6 million of the Company’s net long-lived assets were located in Asia and Europe, respectively, and the remaining balances were located in the United States. At September 29, 2017, approximately $9.9 million and $1.6 million of the Company’s net long-lived assets were located in Asia and the Czech Republic, respectively, and the remaining balances were located in the United States.

13. Subsequent Events

Pricing of Term Loan

On October 1, 2018, the Company amended its Term Loan as part of the completion of primary syndication with Barclays. Under the amended terms, the Term Loan interest rate is no longer subject to certain adjustments based upon the Company’s consolidated leverage ratio, and accrues interest daily at a rate equal to, at the Company’s option, either (a) a base rate equal to the greater of (i) 1.0%, (ii) the Prime Rate, (iii) the Federal Funds Effective Rate plus 0.5%, or (iv) the one-month Eurodollar Rate plus 1.0%, plus 3.5%, or (b) a base LIBOR rate determined by reference to the London interbank offered rate for dollars, plus 4.5%. In addition, the period for which the Company agrees to pay a prepayment fee was extended from six months to twelve months.

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

With our acquisition of Quantum Global Technologies, LLC (“QGT”), on August 27, 2018, we expanded our capabilities to provide ultra-high purity parts cleaning, process tool part recoating, surface treatment, and analytical services to the semiconductor and related industries.

We ship a majority of our products and serviced parts to U.S. registered customers with locations both in and outside the U.S. In addition to U.S. manufacturing and service operations, we manufacture products and provide parts cleaning and other related services in our Asian and European facilities to support local and U.S. based customers. We conduct our operating activities primarily through our subsidiaries, Ultra Clean Technology Systems and Service, Inc., AIT, Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd., Ultra Clean Asia Pacific, Pte, Ltd., UCT Thermal Solutions, Inc., UCT Fluid Delivery Solutions s.r.o. and QGT.

Financial Highlights and Market Trends

We believe our ability to custom design, manufacture, and deliver on unexpected, time-sensitive orders, as well as our commitment to customer satisfaction, continues to strengthen our position as a critical supplier to our customers. Our ability to provide engineering, critical fabrication, integration and testing capabilities on short notice, while meeting stringent quality levels, has made us a preferred outsourcing partner in the semiconductor capital equipment industry. Healthy demand drivers supporting the WFE market positions us to take advantage of continued opportunities in the semiconductor market over the long-term. We also continue to actively consider ways to broaden our capabilities and offerings for our customers, both organically and through inorganically, and actively focus on driving operational efficiencies to adjust to market conditions.

Over the long-term, we believe the semiconductor market we serve will continue to grow based on demand from a broad range of drivers, including emerging application such as autonomous vehicles, the Internet of Things, high performance computing, artificial intelligence, and technology to support the data sharing economy. We also believe that semiconductor equipment OEMs are increasingly relying on partners like UCT to fulfill their expanding capacity requirements. Midway through 2018, we began to see a reduction in orders from some of our OEM customers, as certain manufacturers announced they were deferring capital investment. We expect the impact of these reductions to continue at least through the fourth quarter of 2018.

We have in the past made acquisitions of complementary businesses and assets and regularly evaluate opportunities to acquire complementary businesses or assets. On August 27, 2018, we completed our Agreement and Plan of Merger (the “Merger Agreement”) and acquired Quantum for approximately $342.0 million in cash, subject to certain closing adjustments as provided in the Merger Agreement, including a working capital adjustment, and up to $15.0 million of potential cash earn-out payments if Quantum achieves certain specified revenue levels through December 27, 2019, pursuant to the provisions of the Merger Agreement. Our primary reason for this acquisition is to expand UCT into an adjacent market and increase the served addressable market in its core semiconductor business.

We also entered into credit facilities with Barclays Bank PLC (“Barclays”), pursuant to which Barclays has provided senior secured credit facilities to us in an aggregate amount of $415.0 million, comprised of (i) $350.0 million under a seven-year senior secured term loan B facility (the “Term Loan”), and (ii) $65.0 million under a five-year senior secured revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facilities”). Also under the Credit Facilities, Barclays has committed to provide letters of credit up to an aggregate amount of $50.0 million (“Letter of Credit Facility”).The Term Loan, together with cash on hand, was used to finance the acquisition of Quantum, refinance existing debt, and pay fees and expenses incurred in connection with the Credit Facilities and the acquisition. The Revolving Credit Facility will be used to provide ongoing working capital and capital for other general corporate purposes for us and our subsidiaries.

In August 2018, we sold all outstanding common stock of UCT Additive Manufacturing Center PTE. LTD. (“UAMC”), our 3D printing initiative, which was set up and launched in Singapore in November of 2014 to develop additive manufacturing capabilities for our existing customer base, for $0.1 million, in the form of $0.3 million note receivable from the purchaser and $0.2 of payables retained by us. As a result of this transaction, we recognized a loss of $1.1 million.

In September 2018, a fire in a facility owned by a subsidiary of QGT destroyed certain assets, including a building, acquired in the QGT acquisition. We recorded an impairment loss of $5.2 million for the net book value of the building and related assets. We expect receipt of insurance recoveries up to the recorded impairment losses and concurrently recorded a receivable and gain of $5.2 million. The fire also destroyed inventory owned by one of its customers.  We are currently in the process of determining the cost of this inventory. We were able to minimize the impact on our revenue stream by utilizing our other local facilities and moving our labor force in quick order. We do not expect insurance proceeds to be in excess of recorded losses at this time, but continues to analyze additional potential losses and related insurance claims.

Results of Operations

For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included elsewhere in our quarterly report.

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.1%	82.4%	84.5%	81.7%
Gross profit	14.9%	17.6%	15.5%	18.3%
Operating expenses:
Research and development	1.4%	1.1%	1.1%	1.2%
Sales and marketing	1.6%	1.5%	1.4%	1.5%
General and administrative	11.5%	5.4%	7.1%	5.6%
Total operating expenses	14.5%	8.0%	9.6%	8.3%
Income from operations	0.4%	9.6%	5.9%	10.0%
Interest and other income (expense), net	(0.8)%	0.0%	(0.3)%	(0.3)%
Income before provision for income taxes	(0.4)%	9.6%	5.6%	9.7%
Income tax provision	2.0%	1.5%	1.2%	1.6%
Net income (loss)	(2.4)%	8.1	4.4%	8.1
Net loss attributable to noncontrolling interest	(0.2)%	-	(0.1)%	—
Net income (loss) attributable to UCT	(2.6)%	8.1%	4.5%	8.1%

Sales

Sales for the three months ended September 28, 2018 were $234.1 million (which include sales from QGT of approximately $22.5 million since the acquisition date of August 27, 2018), a decrease of $8.5 million, or 3.5%, from $242.6 million in the comparable quarter of 2017. The decrease in overall sales in the third quarter of 2018 compared to the third quarter of 2017 is primarily due to a decrease in overall semiconductor customer demand. On a geographic basis, sales in the U.S. decreased $8.6 million to $ 102.0 million, or 43.6% of sales, for the three months ended September 28, 2018 compared to $110.6 million, or 45.6% of sales, for the comparable period of 2017. Foreign sales increased $0.1 million to $132.1 million, or 56.4% of sales, for the three months ended September 28, 2018 compared to $132.0 million, or 54.4% of sales, for the comparable period of 2017.

Sales for the nine months ended September 28, 2018, were $839.1 million, an increase of $163.6 million, or 24.2%, from $675.5 million in the comparable period of 2017. The increase in sales for the nine months ended September 28, 2018, which includes increases of $159.2 million and $4.4 million in semiconductor and non-semiconductor industries, respectively, was due to an increase in the volume of products shipped and services delivered due to higher semiconductor demand from our major customers. Sales in the U.S. for the nine months ended September 28, 2018 increased by $37.4 million to $356.5 million while foreign sales increased by $126.2 million to $482.6 million when compared to the same period in prior year.

We expect sales to increase in the fourth quarter of fiscal 2018 due primarily to the inclusion of revenues of QGT for a full quarter.

Gross Profit

Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold.

Gross profit for the three months ended September 28, 2018 decreased $7.7 million to $35.0 million, or 14.9% of sales, from $42.7 million, or 17.6% of sales, for the three months ended September 29, 2017. Gross profit for the nine months ended September 28, 2018, increased by $6.3 million to $129.9 million, or 15.5% of sales, from $123.6 million, or 18.3% of sales, for the nine months ended September 29, 2017.

The change in gross profit dollars for the three and nine months ended September 28, 2018 compared to the same periods in 2017 was due mostly to a change in product mix with higher costs required to meet higher customer demand during fiscal 2018, as well as due to an accelerated ramp of new products.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development activities.

Research and development expense for the three months ended September 28, 2018 increased $0.6 million, or 20.6%, to $3.3 million, or 1.4% of sales, compared to $2.7 million, or 1.1% of sales in the comparable period in 2017.

Research and development expense for the nine months ended September 28, 2018 increased by $0.8 million, or 9.8%, to $9.2 million, or 1.1% of sales, compared to $8.4 million, or 1.2% of sales in the comparable period in 2017.

The increase in research and development expense when comparing the three and nine months ended September 28, 2018 with the comparable periods in 2017 was due to an increase in non-production related engineering work and the inclusion of QGT’s research and development activities in the third quarter of 2018.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products.

Sales and marketing expense for the three months ended September 28, 2018 increased $0.2 million, or 4.8%, to $3.8 million, or 1.6% of sales, compared to $3.6 million, or 1.5% of sales, in the comparable period of 2017. Sales and marketing expense for the nine months ended September 28, 2018 increased by $1.2 million, or 12.0%, to $11.3 million, or 1.4% of sales, compared to $10.1 million, or 1.5% of sales in the comparable period in 2017.

The increase in sales and marketing expenses when comparing the three and nine months ended September 28, 2018 with the comparable period in 2017 was due to an increase in employee incentive compensation related expenses as a result of increase in employee headcount and to the inclusion of QGT’s sales and marketing expense activities in the third quarter of 2018.

General and Administrative Expense

Our general and administrative expense has historically consisted primarily of salaries and overhead associated with our administrative staff, professional fees and amortization of our intangible assets.

General and administrative expense increased $13.9 million, or 106.5%, for the three months ended September 28, 2018, to $27.0 million, or 11.5% of sales, compared with $13.1 million, or 5.4% of sales, in the comparable period of 2017. General and administrative expense increased approximately $21.2 million, or 56.3%, for the nine months ended September 28, 2018, to $58.9 million, or 7.1% of sales, compared with $37.7 million, or 5.6% of sales, in the comparable period of 2017.

The increase in general and administrative expenses when comparing the three and nine months ended September 28, 2018 with the comparable periods in 2017 was primarily due to an increase in outside services resulting from the non-capitalizeable implementation costs of our new enterprise reporting system, acquisition costs related to the acquisition of QGT, higher amortization of finite-lived intangibles incurred to the acquisition of QGT and inclusion of QGT’s general and administrative expense activities in the third quarter of 2018.

Interest and Other Income (Expense), net

Interest and other income (expense), net, for the three and nine months ended September 28, 2018, was $(1.9) million and $(2.4) million, respectively, compared to $(0.2) million and $(2.1) million, respectively, in the comparable periods of 2017. The increase in net expense for the three and nine months ended September 28, 2018 compared to the same periods in the prior year was primarily due to an increase in interest expense as a result of a higher principal balance and interest rate on our new debt related to our acquisition of QGT and due to the loss from the disposal of UAMC.

Income Tax Provision

Our tax expense and effective tax rates for the three months ended September 28, 2018 and September 29, 2017 were $4.6 million and (442.0)%, and $3.5 million and 15.2%, respectively. Our tax expense and effective tax rate for the nine months ended September 28, 2018 and September 29, 2017 was $10.0 million and 20.9%, and $11.1 million and 17.0%, respectively.

The change in respective rates reflected, primarily, recently enacted U.S. tax reform whereby the U.S. tax rate decreased from 35% to 21% among other tax changes, changes in the geographic mix of worldwide earnings and financial results, the impact of losses in jurisdictions with full federal and state valuation allowances and an increase in tax benefits associated with share-based compensation for the three and nine months ended September 28, 2018. Company management continuously evaluates the need for a valuation allowance on its deferred tax assets and, as of September 28, 2018, concluded that a full valuation allowance on its federal and state was still appropriate.

Liquidity and Capital Resources

We have required capital to fund our working capital needs, satisfy our debt obligations, maintain our equipment, purchase new capital equipment and make strategic acquisitions from time to time. As of September 28, 2018, we had cash of $160.3 million compared to $68.3 million as of December 29, 2017. Our cash and cash equivalents, cash generated from operations and amounts available under our revolving line of credit described below were our principal source of liquidity as of September 28, 2018.

For the nine months ended September 28, 2018, total cash used for operating activities was $15.3 million, a decrease of $22.3 million when compared to cash provided by operating activities of $37.6 million for the comparable period of 2017. Operating cash flows generated in the nine months ended September 28, 2018 reflected net income adjusted for the effect of non-cash activities, including depreciation of equipment and leasehold improvements, amortization of intangible assets and debt issuance costs, stock-based compensation, loss from disposal of assets and of UAMC business, change in the fair value of the financial instruments and changes in working capital components. The primary drivers of the decrease in cash from operating activities included increases in prepaid expenses and decreases of accounts and income tax payable and accrued compensation and related benefits offset by a decrease in accounts receivable and inventories. Our cash flows from operations in any given period are largely driven by the timing of sales, the collection of accounts receivable and the payment of accounts payable.

Operating cash flows in the nine months ended September 29, 2017 included $12.6 million of non-cash activity comprised of depreciation, amortization of intangibles, stock compensation expense, amortization of debt issuance costs and a change in fair value of the contingent earn-out payable to the former owners of Miconex. Cash generated from operating activities included increases in accounts payable of $57.7 million, accrued compensation and related benefits of $4.5 million, income taxes payable of $4.6 million and other liabilities of $2.0 million. These increases in cash flow were offset by increases in accounts receivable, inventories and other assets of $32.4 million, $60.5 million and $5.1 million, respectively, and were driven primarily from our increase in revenues and related inventory purchases to drive our revenue growth during 2017.

Net cash used in investing activities for the nine months ended September 28, 2018 was approximately $306.0 million, attributable mostly to the acquisition of QGT and to the costs related to the development of the Company’s new enterprise reporting system and to the expansion of our facilities in Singapore and California. Net cash used in investing activities for the nine months ended September 29, 2017 was approximately $12.5 million, attributable to the expansion of our Singapore and Arizona facilities and to the costs related to the development of the Company’s new enterprise reporting system.

Net cash provided by financing activities for the nine months ended September 28, 2018 was $383.0 million, primarily due to net bank borrowings of $303.6 million and the $94.3 million net cash proceeds from the public offering of our common stock in February of 2018. Net cash used in financing activities for the nine months ended September 29, 2017 was due primarily to principal payments on bank borrowings of $19.2 million offset by bank borrowing proceeds of $8.2 million.

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

In prior years, we determined that a portion of the current year and future year earnings of one of our China subsidiaries may be remitted in the future to one of our foreign subsidiaries outside of mainland China and, accordingly, we provided for the related withholding taxes in our consolidated financial statements. We do not currently plan to remit any earnings from our China subsidiaries to any other foreign subsidiary in 2018. As of September 28, 2018, we had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $212.8 million. It is not practicable to determine the tax liability that might be incurred if these earnings were to be distributed. We anticipate that we have adequate liquidity and capital resources and would not need to repatriate additional earnings to the U.S. As of September 28, 2018, we have cash of approximately $94.4 million in our foreign subsidiaries.

Borrowing Arrangements

In August 2018, we entered into a credit agreement with Barclays Bank that provided a Term Loan, a Revolving Credit Facility, and a Letter of Credit Facility (the “Credit Facilities”). We and some of our subsidiaries have agreed to secure all of their obligations under the Credit Facilities by granting a first priority lien in substantially all of their respective personal property assets (subject to certain exceptions and limitations). In August 2018, we borrowed $350.0 million under the Term Loan and used the proceeds, together with cash on hand, to finance the acquisition of Quantum (see Note 5) and to refinance its previous credit facilities.

We had a credit facility in the U.S. that was refinanced in August 2018, under which, we and some of our subsidiaries had agreed to secure all of their obligations under a credit agreement (the “Credit Agreement”) by granting a first priority lien in substantially all of their respective personal property assets (subject to certain exceptions and limitations). In August 2018, we paid $41.6 million of principal, accrued interest, and fees in settlement of the then-outstanding term loan, revolving credit facility, interest rate swap under the Credit Agreement, and recognized $0.1 million in expense upon extinguishment as Interest and other income (expense), net.

The Term Loan has a maturity date of August 31, 2025, with monthly interest payments in arrears, quarterly principal payments of 0.625% of the original outstanding principal balance payable beginning January 2019, with the remaining principal paid upon maturity. The Term Loan accrues interest daily at a rate equal to, at the Company’s option, either (a) a base rate equal to the greater of (i) 1.0%, (ii) the Prime Rate, (iii) the Federal Funds Effective Rate plus 0.5%, or (iv) the one-month Eurodollar Rate plus 1.0%, plus 2.0%, or (b) a base LIBOR rate determined by reference to the London interbank offered rate for dollars, plus 3.0% (subject to certain adjustments quarterly based upon the Company’s consolidated leverage ratio). We may prepay the Term Loan in whole or in part without penalty after six months from issuance, before which we must pay a prepayment fee equal to 1.0% of the aggregate principal amount prepaid. As of September 28, 2018, we had an outstanding amount under the Term Loan of $350.0 million, gross of unamortized debt issuance costs of $12.0 million.

The Revolving Credit Facility has an initial available commitment of $65.0 million and a maturity date of August 27, 2023. We pay a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. As of September 28, 2018, we had zero outstanding amount under the Revolving Credit Facility. The New Credit Agreement requires that we maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the New Credit Agreement) as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio (as defined in the New Credit Agreement) as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. We are in compliance with all covenants for the quarter ended September 28, 2018.

The Letter of Credit Facility has an initial available commitment of $50.0 million and a maturity date of August 27, 2023. We pay quarterly in arrears a fee equal to 2.5% (subject to certain adjustments as per the Term Loans) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of September 28, 2018, we have no outstanding letters of credit and the remaining available commitments was $65.0 million.

As of September 28, 2018, FDS had an outstanding amount under its revolving credit facility of 6.0 million euros (approximately $6.9 million) with an interest rate of 1.3% plus a variable rate based on the Euro Interbank Offered Rate.

As a result of the acquisition of QGT, one of its Korean subsidiaries had an outstanding amount under a credit facility with a local bank in the Korean won equivalent of approximately $28.8 million as of September 28, 2018. In October 2018, the amount was settled in full.

As of September 28, 2018, our total bank debt was $373.8 million, net of unamortized debt issuance costs of $12.0 million. As of September 28, 2018, we had $65.0 million and 2.3 million euros (approximately $2.6 million) available to borrow on its revolving credit facilities in the U.S. and Czech Republic, respectively.

The fair value of our long term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The carrying value of our long term debt approximates fair value.

Capital Expenditures

Capital expenditures were $14.7 million during the nine months ended September 28, 2018 and were primarily attributable to the costs related to the development of the Company’s planned new ERP system as well as to the expansion of our Singapore and US facilities. The Company’s anticipated capital expenditures for the remainder of 2018 are expected to be financed primarily from cash from operations.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relations with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Other than operating leases for certain equipment, real estate and purchase order commitments, primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the arrangements described under “Borrowing Arrangements” above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of September 28, 2018 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases (1)	$47,575	$3,578	$23,314	$15,077	$5,606
Borrowing arrangements (2)	385,763	35,763	17,500	17,500	315,000
PO commitments (3)	94,267	94,267	—	—	—
Total	$527,605	$133,608	$40,814	$32,577	$320,606

(1)	The Company leases facilities in the U.S.A. as well as internationally under non-cancellable leases that expire on various date through 2026.
(2)

Amounts reflect obligations under our Term loan amounting to $350.0 gross of $12.0 million of unamortized debt issuance costs, $6.9 million held by FDS, in the Czech Republic and $28.8 million debt by QGT.

(3)	Represents our outstanding purchase orders primarily for inventory.

Critical Accounting Policies, Significant Judgments and Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure at the date of our consolidated financial statements. On an on-going basis, we evaluate our estimates and judgments, including those related to sales, inventories, goodwill and intangible assets, stock compensation and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We consider certain accounting policies related to revenue recognition, inventory valuation, accounting for income taxes, business combinations, valuation of intangible assets and goodwill, accounting for pension obligations and equity incentives to employees to be critical policies due to the estimates and judgments involved in each.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon our evaluation, we concluded that our disclosure controls and procedures were effective as of September 28, 2018.

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

A relatively small number of OEM customers have historically accounted for a significant portion of our sales, and we expect this trend to continue. As a group, two customers accounted for 81.8%, 84.4% and 82.2% of sales for the nine months ended September 28, 2018, for fiscal years 2017 and 2016, respectively, and we expect that our sales will continue to be concentrated among a small number of customers. In addition, our customer contracts generally do not require customers to place any orders. Accordingly, the success of our business depends on OEMs continuing to outsource the manufacturing of critical subsystems to us. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers, whether due to such customer’s decision to not continue to outsource all or a portion of its critical subsystems for its capital equipment to us, such customer giving market share to our competitors or for other reasons, such as a customer’s bankruptcy or insolvency or decreased demand for such customer’s products. We have in the past lost business from customers who have taken the manufacturing of our products in-house, given market share to our competitors or declared bankruptcy. Further, since our customers generally own the designs and other intellectual property to the products we manufacture, we cannot prevent them from licensing such designs and other intellectual property to our competitors for the manufacturing of such products. If we are unable to replace revenue from customers who determine to take subsystem assembly in-house, give market share to our competitors or from whom we otherwise lose business, such events could have a material adverse impact on our financial position and results of operations.

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

We are in the process of implementing a new company-wide ERP system. This process has been and continues to be complex and time-consuming and we expect to incur additional expenses. This ERP system will replace many of our existing operating and financial systems, which is a major undertaking from a financial management and personnel perspective. Should the new ERP system not be implemented successfully throughout all our business units and within budget and on time, or if the system does not perform in a satisfactory manner, it could be disruptive and adversely affect our operations, including our potential ability to report accurate, timely and consistent financial results; our ability to purchase raw material from and pay our suppliers; and our ability to deliver products to customers on a timely basis and to collect our receivables from them. Furthermore, we begun implementing this new ERP system in the third quarter of 2018 and anticipate that it will be fully implemented by the end of fiscal year 2019. Once operational, we expect amortization of our capitalized ERP costs will be significant and may not be offset by the efficiencies we expect this system to produce for the Company.

In addition, we have put teams together who are leading the implementation of the ERP system at most of our locations. To the extent that these teams or key individuals are not retained through the implementation period, the success of our implementation could be compromised and the expected benefits of the ERP system may not be realized. If the new ERP system is not successfully implemented, it could negatively affect our financial reporting and inventory management and our future sales, profitability and financial condition.

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

Inventory is typically the largest asset on our balance sheet, representing 20.1% of our total assets as of September 28, 2018.  We must manage our inventory of raw materials, work-in-process and finished goods effectively to meet changing customer requirements, while keeping inventory costs down and maintaining or improving gross margins.

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

Failure to realize the benefits expected from the Quantum Global Technologies, LLC (“QGT”) acquisition could adversely affect the value of our common stock.

Although we expect significant benefits to result from the QGT acquisition, there can be no assurance that we will actually realize any of them. Achieving these benefits will depend, in part, on our ability to integrate QGT's business successfully and efficiently. The challenges involved in this integration, which will be complex and time consuming, include the following: preserving customer and other important relationships of QGT; managing effectively a new business and competing in a new industry; consolidating and integrating information technology, finance, general and administrative infrastructures; coordinating sales and marketing efforts to effectively position our capabilities; coordinating and integrating operations in countries in which we have not previously operated; and integrating employees and related HR systems and benefits, maintaining employee morale and retaining key employees. The successful integration of the QGT business will require significant management attention, and may divert the attention of management from our business and operational issues.

If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business, then we may not achieve the anticipated benefits of the QGT acquisition and our revenue, expenses, operating results, financial condition and stock price could be materially adversely affected.

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

We have total debt as of September 28, 2018, gross of capitalized loan costs, of $12.0 million under our Credit Agreement with Barclays Bank, including $350.0 million outstanding under our term loan, $6.9 million under FDS’s revolving credit facility in the Czech Republic and $28.8 million bank debt held by QGT in Korea.

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

Our Credit Agreement contains certain covenants that restrict our ability to take certain actions, including our ability to incur additional debt, including guarantees, create liens, make certain investments, engage in transactions with affiliates and engage in certain mergers and acquisitions.

Our Credit Agreement requires us to maintain certain financial covenants, including compliance with a maximum consolidated total gross leverage ratio and a minimum fixed charge coverage ratio. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would materially adversely affect our financial health if we are unable to access sufficient funds to repay all of the outstanding amounts.

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

We made capital expenditures of approximately $14.7 million and $13.9 million for the nine months ended September 28, 2018 and September 29, 2017, respectively, related to our planned new ERP system and to our manufacturing facilities in the United States, Czech Republic, China and Singapore. The amount of our future capital requirements will depend on many factors, including:

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

We regularly consider opportunities for strategic acquisitions. On August 27, 2018, we completed the acquisition of QGT for approximately $342 million in cash, subject to certain post-closing adjustments, and we may pay up to $15.0 million in earn-out payments if QGT achieves certain specified revenue levels through December 27, 2019. In connection with our acquisition of QGT, we borrowed a total of $350.0 million under our term loan B facility with Barclays, which was used to finance the acquisition of QGT and, along with existing cash, repay the total outstanding amount under our prior credit facility.

Given our existing indebtedness and the potential tax effects of repatriating foreign cash or other factors, in order to finance our capital expenditures or any future strategic acquisitions, we may need to raise additional funds through public or private equity or debt financing, but such financing may not be available on terms satisfactory to us, or at all. Access to capital markets has, in the past, been unavailable to companies such as ours. In addition, equity financings could be dilutive to holders of our common stock, and debt financings would likely involve additional covenants that restrict our business operations. Any potential strategic acquisition or significant capital expenditure may also require the consent of our existing lenders. If we cannot raise funds on acceptable terms if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities, including potential acquisitions, grow our business or respond to competitive pressures or unanticipated requirements, any of which could adversely affect our business, operating results and financial condition.

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

We generated approximately 57.5% and 52.8% of our sales in international markets for the nine months ended September 28, 2018 and September 29, 2017, respectively. Depending on market conditions, we intend to further expand our operations in Asia and Europe. Through our acquisition of QGT, we expanded our operations to several regions outside of the United States, including in South Korea, Taiwan, Ireland, Scotland and Israel, and increased our operations in China. The carrying amount of our fixed assets in Asia and Europe were $78.7 million and $2.6 million, respectively as of September 28, 2018.

We are exposed to political, economic, legal and other risks associated with operating in Asia and Europe, including:

•	foreign currency exchange fluctuations;
•	political, civil and economic instability;
•

restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments and trade protection measures, including increasing protectionism, import/export restrictions, import/export duties and quotas, trade sanctions and customs duties and tariffs, all of which could increase under the current U.S. administration;

•	uncertainty regarding social, political and trade policies in the United States and abroad;
•	timing and availability of export licenses;
•	disruptions to our and our customers’ operations due to increased risk of outbreak of diseases, such as SARS and avian flu;
•	disruptions in operations due to China’s developing domestic infrastructure, including transportation and energy;
•	difficulties in developing relationships with local suppliers;
•	difficulties in attracting new international customers;
•	difficulties in conducting due diligence with respect to business partners in certain international markets;
•	difficulties in accounts receivable collections;
•	difficulties in staffing and managing distant international subsidiary and branch operations;
•	the burden of complying with foreign and international laws and treaties;
•	legal systems potentially subject to undue influence or corruption; and
•	potentially adverse tax consequences, including restrictions on the repatriation of earnings to the United States.

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

A significant legal risk associated with conducting business internationally is compliance with the various and differing laws and regulations, including anti-corruption and anti-bribery laws and regulations, of the countries in which we do business, antitrust and competition laws, data privacy laws and export regulations. In addition, the laws in various countries are constantly evolving and may, in some cases, conflict with each other. Although our Code of Business Conduct and Ethics and other policies prohibit us, our employees and our agents from engaging in unethical business practices, there can be no assurance that all of our employees or agents will refrain from acting in violation of our related anti-corruption policies and procedures. Any such violation could have a material adverse effect on our business.

Business practices in Asia may entail greater risk and dependence upon the personal relationships of senior management than is common in North America, and therefore some of our agreements with other parties in South Korea and China could be difficult or impossible to enforce.

Through our acquisition of QGT, we have expanded our business activities in Asia. The business culture in parts of Asia is, in some respects, different from the business cultures in Western countries. Personal relationships among business principals of companies and business entities in Asia are very significant in their business cultures. In some cases, because so much reliance is based upon personal relationships, written contracts among businesses in Asia may be less detailed and specific than is commonly accepted for similar written agreements in Western countries. In some cases, material terms of an understanding are not contained in the written agreement but exist only as oral agreements. In addition, in contrast to the Western business environment where a written agreement specifically defines the terms, rights and obligations of the parties in a legally-binding and enforceable manner, the parties to a written agreement in Asia may view that agreement more as a starting point for an ongoing business relationship which will evolve and undergo ongoing modification over time. As a result, any contractual arrangements we enter into with a counterparty in Asia may be more difficult to enforce.

We could be adversely affected by risks associated with joint ventures, including those in the Asian markets.

From time to time, we may seek to expand our business through investments in joint ventures with complementary businesses, technologies, services or products, subject to our business plans and management’s ability to identify, acquire and develop suitable investments or acquisition targets in both new and existing market categories and geographic markets. Our investments in joint ventures are subject to a number of risks, including many of those described for acquisitions above under Risk Factors—“Acquisitions could result in operating and integration difficulties, dilution, margin deterioration, diversion of management’s attention, and other consequences that may adversely impact our business and results of operations.”. In particular, at the closing of the QGT acquisition, we indirectly became a party to QGT’s joint venture with Cinos Co., Ltd. (“Cinos”) and Cinos Xi’an in South Korea and China, which is our first experience with a joint venture. There can be no assurances that the joint ventures will be successful. The success of the joint ventures will require significant management and capital resources and there can be no assurances that such resources will be available. Operations at the joint ventures could expose us to increased risks inherent in such activities, such as protection of our intellectual property, economic and political stability, labor matters, language and cultural differences, including cultural differences that could be construed as violations of U.S. or other anti-bribery laws; contractual enforcement issues; and the need to manage product development, operations and sales activities that are located a long distance from our headquarters and have historically been centralized with local management. In addition, from time to time in the future, our joint venture partners may have economic or business interests or goals that are different from ours. Furthermore, our joint venture with Cinos will require us to make purchases of equity from time to time up to specified amounts. If each joint venture business does not progress according to our plans and anticipated timing, our investment in the joint ventures may not be considered successful.

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

We had $151.9 million of goodwill recorded on our consolidated balance sheet as of September 28, 2018. Goodwill represents the excess of cost over the fair market value of net tangible and finite lived, identifiable intangible assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. During the fourth quarter of each year, we perform an annual review of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our financial results and net worth could be materially adversely affected.

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

Our international sales are denominated primarily, though not entirely, in U.S. dollars. Many of the costs and expenses associated with our international operations are paid in foreign currencies, including Chinese Renminbi, Singapore dollars, Japanese Yen, South Korean won and Euro and we expect our exposure to these foreign currencies to increase as we increase production in those facilities. Changes in exchange rates among other currencies in which our revenue or costs are denominated and the U.S. dollar may affect our revenue, cost of sales and operating margins.

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

Our facilities could be subject to a catastrophic loss caused by natural disasters, including fires and earthquakes. We have facilities in areas with above average seismic activity, such as our manufacturing facility in South San Francisco, California and our manufacturing and headquarters facilities in Hayward, California. If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, reduce revenue and result in large expenses to repair or replace the facility. In addition, we have in the past experienced, and may in the future experience, fires and extended power outages at our facilities, such as the fire that occurred at a plant operated by our joint venture, Cinos, in Balan, Republic of Korea, which we announced on September 19, 2018. We do not carry insurance policies that cover potential losses caused by earthquakes or other natural disasters or power loss.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a) Exhibits

The following exhibits are filed with this quarterly Report on Form 10-Q for the quarter ended September 28, 2018:

Exhibit Number	Description
2.1*

Agreement and Plan of Merger, dated as of July 24, 2018, among Quantum Global Technologies, LLC, Ultra Clean Holdings, Inc., Falcon Merger Subsidiary, LLC and G-Squared Partners, LLC (as the representative of the unitholders of the Company)

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

  * Incorporated by reference to Exhibit 2.1 filed with the registrant’s Current Report on Form 8-K, filed July 25, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA CLEAN HOLDINGS, INC.
(Registrant)
Date: November 7, 2018

	By:	/S/ JAMES P. SCHOLHAMER
	Name:	James P. Scholhamer
	Title:	Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

Date: November 7, 2018

	By:	/S/ SHERI SAVAGE
	Name:	Sheri Savage
	Title:	Chief Financial Officer, Senior Vice President and Secretary
(Principal Financial and Accounting Officer and duly authorized signatory)