Form 10-Q
period 2019-03-29
Ultra Clean Holdings, Inc.
filed 2019-05-08
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	UCTT	The Nasdaq Stock Market, LLC

Number of shares outstanding of the issuer’s common stock as of April 26, 2019: 39,334,377

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share amounts)

	March 29,	December 28,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$154,774	$144,145
Accounts receivable, net of allowance of $85 and $123, respectively	110,971	106,956
Inventories	180,299	186,116
Prepaid expenses and other	28,056	25,708
Total current assets	474,100	462,925
Property and equipment, net	141,082	143,459
Goodwill	150,226	150,226
Purchased intangibles, net	188,653	193,507
Deferred tax assets, net	10,201	10,167
Operating lease right-of-use assets	32,892	—
Other non-current assets	6,091	5,193
Total assets	$1,003,245	$965,477
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$9,686	$9,671
Accounts payable	99,204	99,011
Accrued compensation and related benefits	18,912	15,846
Operating lease liabilities	10,554	—
Other current liabilities	18,337	14,770
Total current liabilities	156,693	139,298
Bank borrowings, net of current portion	329,810	331,549
Deferred tax liability	15,834	15,834
Operating lease liabilities	25,132	—
Other non-current liabilities	22,247	27,808
Total liabilities	549,716	514,489
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 39,288,237 and 39,065,935 shares issued and outstanding, in 2019 and 2018, respectively	40	40
Additional paid-in capital	292,487	290,424
Common shares held in treasury, at cost, 601,944 shares in 2019 and 2018	(3,337)	(3,337)
Retained earnings	150,323	149,718
Accumulated other comprehensive loss	(1,423)	(547)
Ultra Clean Holdings, Inc. stockholders' equity	438,090	436,298
Noncontrolling interest	15,439	14,690
Total stockholders’ equity	453,529	450,988
Total liabilities and stockholders’ equity	$1,003,245	$965,477

(See accompanying Notes to Condensed Consolidated Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended
	March 29,	March 30,
	2019	2018
Revenues	$260,141	$314,842
Cost of goods sold	215,344	266,038
Gross profit	44,797	48,804
Operating expenses:
Research and development	3,431	3,029
Sales and marketing	5,395	3,805
General and administrative	27,791	15,062
Total operating expenses	36,617	21,896
Income from operations	8,180	26,908
Interest and other income (expense), net	(5,319)	326
Income before provision for income taxes	2,861	27,234
Income tax provision	1,507	2,493
Net income	1,354	24,741
Net income attributable to noncontrolling interest	749	—
Net income attributable to Ultra Clean Holdings, Inc.	$605	$24,741

Net income per share attributable to Ultra Clean Holdings, Inc. common stockholders:
Basic	$0.02	$0.67
Diluted	$0.02	$0.66
Shares used in computing net income per share:
Basic	39,122	36,723
Diluted	39,448	37,491

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands)

	Three Months Ended
	March 29,	March 30,
	2019	2018
Net income	$1,354	$24,741
Other comprehensive income (loss):
Change in cumulative translation adjustment	(867)	336
Cash flow hedges:
Change in fair value of derivatives	15	9
Adjustment for net gain (loss) realized and included in net income	(24)	(886)
Total change in unrealized loss on derivative instruments	(9)	(877)
Other comprehensive loss, net of tax	(876)	(541)

Comprehensive income	478	24,200
Less: Comprehensive income attributable to noncontrolling interest	749	—
Comprehensive income (loss) attributable to Ultra Clean Holdings, Inc.	$(271)	$24,200

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; in thousands, except share)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
	(in thousands, except share amounts)
Balance December 28, 2018	39,065,935	$40	$287,087	$149,718	$(547)	$14,690	$450,988
Issuance under employee stock plans	296,142	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	2,913	—	—	—	2,913
Employees’ taxes paid upon vesting of restricted stock units	(73,840)	—	(850)	—	—	—	(850)
Net income	—	—	—	605	—	749	1,354
Other comprehensive loss	—	—	—	—	(876)	—	(876)
Balance March 29, 2019	39,288,237	$40	$289,150	$150,323	$(1,423)	$15,439	$453,529

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Interests	Equity
	(in thousands, except share amounts)
Balance December 29, 2017	33,664,940	$34	$185,302	$113,122	$1,847	$—	$300,305
Issuance under employee stock plans	387,071	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	2,566	—	—	—	2,566
Employees’ taxes paid upon vesting of restricted stock units	(92,410)	—	(1,862)	—	—	—	(1,862)
Issuance of common stock in public offering	4,761,905	5	94,322				94,327
Net income	—	—	—	24,741	—	—	24,741
Other comprehensive loss	—	—	—	—	(541)	—	(541)
Balance March 30, 2018	38,721,506	$39	$280,328	$137,863	$1,306	$—	$419,536

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended
	March 29,	March 30,
	2019	2018
Cash flows from operating activities:
Net income including noncontrolling interests	$1,354	$24,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,855	1,316
Amortization of finite-lived intangibles	4,854	1,098
Amortization of debt issuance costs	448	38
Stock-based compensation	2,913	2,563
Change in the fair value of financial instruments	(1,392)	(856)
Loss on the disposal of assets and business	167	52
Changes in assets and liabilities:
Accounts receivable	(4,182)	6,839
Inventories	5,579	(24,660)
Prepaid expenses and other	(2,430)	(1,089)
Deferred income taxes	(37)	(46)
Other non-current assets	(943)	(255)
Accounts payable	(626)	(4,214)
Accrued compensation and related benefits	3,087	187
Income taxes payable	1,266	(2,358)
Other liabilities	1,185	1,723
Net cash provided by operating activities	18,098	5,079
Cash flows from investing activities:
Purchases of property and equipment	(4,844)	(5,911)
Proceeds from sale of equipment	646	—
Net cash used for investing activities	(4,198)	(5,911)
Cash flows from financing activities:
Proceeds from bank borrowings	6,587	10,222
Proceeds from issuance of common stock	—	94,330
Payments on bank borrowings and finance leases	(8,863)	(7,873)
Employees’ taxes paid upon vesting of restricted stock units	(850)	(1,862)
Net cash provided by (used for) financing activities	(3,126)	94,817
Effect of exchange rate changes on cash and cash equivalents	(145)	74
Net increase in cash and cash equivalents	$10,629	$94,059
Cash and cash equivalents at beginning of period	144,145	68,306
Cash and cash equivalents at end of period	$154,774	$162,365

Supplemental cash flow information:
Income taxes paid	$4,063	$4,761
Income tax refunds	$37	$5
Interest paid	$5,600	$435
Non-cash activities:
Operating lease right-of-use assets	$35,633	—
Operating lease liabilities	$38,493	—
Property and equipment purchased included in accounts payable and other liabilities	$7,118	$2,686

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Significant Accounting Policies

Organization — Ultra Clean Holdings, Inc. (the “Company” or “UCT”) was founded in November 2002 for the purpose of acquiring Ultra Clean Technology Systems and Service, Inc. Ultra Clean Technology Systems and Service, Inc. was founded in 1991 by Mitsubishi Corporation and was operated as a subsidiary of Mitsubishi until November 2002, when it was acquired by UCT. UCT became a publicly traded company in March 2004. Ultra Clean Technology (Shanghai) Co., Ltd (“UCTS”) and Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd. (“UCME”) were established in 2005 and 2007, respectively, to facilitate the Company’s operations in China. In December 2015, UCTS merged into UCME. Ultra Clean Asia Pacific, Pte, Ltd. (Singapore) was established in fiscal year 2008 to facilitate the Company’s operations in Singapore. In July 2012, UCT acquired American Integration Technologies LLC (“AIT”) to add to the Company’s existing customer base in the semiconductor and medical spaces and to provide additional manufacturing capabilities. In February 2015, UCT acquired Marchi Thermal Systems, Inc. (“Marchi”), a designer and manufacturer of specialty heaters, thermocouples and temperature controllers. Marchi delivers flexible heating elements and thermal solutions to our customers. The Company believes heaters are increasingly critical in equipment design for the most advanced semiconductor nodes. In July 2015, UCT acquired MICONEX s.r.o. (“Miconex”), a privately-held provider of advanced precision fabrication of plastics, primarily for the semiconductor industry that was expected to expand the Company’s capabilities with existing customers. In May 2018, Marchi and Miconex changed their names to UCT Thermal Solutions, Inc. (“Thermal”) and to UCT Fluid Delivery Solutions s.r.o (“FDS”), respectively.

In August 2018, the Company acquired Quantum Global Technologies, LLC (“QGT”), a provider of ultra-high purity outsourced parts cleaning, process tool part recoating, surface treatment and analytical services to the semiconductor and related industries, for a total purchase price of approximately $340.8 million. See Note 4 to the Company’s Condensed Consolidated Financial Statements for further information about the acquisition of QGT.

Basis of Presentation — The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). This financial information reflects all adjustments which are, in the opinion of the Company, normal, recurring and necessary for the fair financial statement presentation for the dates and periods presented. Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with GAAP, have been condensed or omitted. The Company’s December 28, 2018 balance sheet data were derived from its audited financial statements as of that date.

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

Segments — The Financial Accounting Standards Board’s (FASB) guidance regarding disclosure about segments in an enterprise and related information establishes standards for the reporting by public business enterprises of information about reportable segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the manner in which management organizes the reportable segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision-maker is considered to be the Chief Executive Officer. In March 2019, the Company effected a change in the reporting of its segment financial results to better reflect the reorganization within the Company due to the acquisition of QGT. The Company now operates and reports two segments. See Note 12 to the Company’s Condensed Consolidated Financial Statements.

Foreign Currency Translation and Remeasurement — FDS’ functional currency is not its local currency or the U.S. dollar. The Company remeasures the monetary assets and liabilities of FDS to its functional currency. Gains and losses from these remeasurements are recorded in interest and other income (expense), net. The Company then translates the assets and liabilities of FDS into the U.S. dollar. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income (AOCI) within stockholders’ equity.

QGT’s international subsidiaries functional currency are their local currencies. We translate the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs, and expenses. Translation gains and losses are recorded in accumulated other comprehensive (loss) income as a component of stockholders' equity.

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

Fair Value of Measurements — The Company measures its cash equivalents and contingent earn-out liability at fair value on a recurring basis. In August 2018, the Company repaid its debt with East West Bank thus the related interest rate swap contract was consequently cancelled. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:

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

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in thousands):

		Fair Value Measurement at
		Reporting Date Using
Description	March 29, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Forward contracts	$141	$—	$141	$—
Other liabilities:
Contingent earn-out liability	$2,442	$—	$—	$2,442
Pension obligation	$2,548	$—	$—	$2,548
Purchase obligation	$8,500	$—	$—	$8,500

		Fair Value Measurement at
		Reporting Date Using
Description	December 28, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Forward contracts	$240	$—	$240	$—
Other liabilities:
Contingent earn-out liability	$3,924	$—	$—	$3,924
Pension obligation	$3,531	$—	$—	$3,531
Purchase obligation	$8,500	$—	$—	$8,500

The Company’s Level 3 liabilities are incurred as a result of the QGT acquisition. There were no transfers from Level 1 or Level 2. Fair value adjustments were noncash, and therefore did not impact the Company’s liquidity or capital resources. Qualitative information about Level 3 fair value measurements are as follow (in thousands, except the range):

	March 29,	Valuation	Unobservable
	2019	Techniques	Input	Range
Contingent earn-out liability	$2,442	Monte carlo simulation	Revenue discount rate	15.5%
			Internal forecasts	7.5%

Pension obligation	$2,548	Projected unit credit method	Discount rate	2.43% - 2.74%
			Rate on return	1.37% - 1.78%
			Salary increase rate	4.42%

Purchase obligation	$8,500	Discounted cash flow	EBITDA Multiple	6.21

Following is a summary of the Level 3 activity (in thousands):

	Contingent earn-out liability	Purchase obligation	Pension obligation
As of December 28, 2018	$3,924	$8,500	$3,531
Fair value adjustments	(1,482)	—	—
Benefits and other adjustments	—	—	(983)
As of March 29, 2019	$2,442	$8,500	$2,548

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

The Company continued to maintain a full valuation allowance on its federal and state deferred tax amounts as of March 29, 2019. Income tax positions must meet a more likely than not recognition threshold to be recognized. Income tax positions that previously failed to meet the more likely than not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the Condensed Consolidated Statements of Operations as income tax expense. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on its results of operations and financial position. Management believes that it has adequately provided for any adjustments that may result from these examinations; however, the outcome of tax audits cannot be predicted with certainty.

Revenue Recognition — See Note 2 to the Company’s Condensed Consolidated Financial Statements.

Research and Development Costs — Research and development costs are expensed as incurred.

Net Income per Share — Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options and restricted stock using the treasury stock method, except when such shares are anti-dilutive. See Note 10 to the Company’s Condensed Consolidated Financial Statements.

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

Noncontrolling interests —Noncontrolling interests are recognized to reflect the portion of the equity of the majority-owned subsidiaries which is not attributable, directly or indirectly, to the controlling stockholder. Through the acquisition of QGT in August 2018, the Company’s consolidated entities include partially-owned entities through which the Company is obligated to own 86.0% of its consolidated subsidiary, Cinos Co., Ltd (“Cinos”), a Korean company that provides outsourced cleaning and recycling of precision parts for the semiconductor industry through its operating facilities in South Korea and, through a 60.0% interest in a company, Cinos Xian Clean Technology, Ltd. (“Cinos Xian”), in China. The interest held by others in Cinos and in Cinos Xian are presented as noncontrolling interests in the accompanying condensed consolidated financial statements. The noncontrolling interest will continue to be attributed its share of gains and losses even if that attribution results in a deficit noncontrolling interest balance.

Defined Benefit Plan — QGT has a statutorily-required, noncontributory defined benefit plan covering substantially all of the employees of one of its foreign entities upon termination of their employee services. The benefits are based on expected years of service and average compensation. QGT records annual amounts relating to the defined benefit plan based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality rates, assumed rates of return, compensation increases, employee demographics, and turnover rates. QGT reviews its assumptions on an annual basis and makes modifications to those assumptions based on current asset returns, rates, and trends. The effect of modifications to those assumptions is recorded in accumulated other comprehensive income and amortized to net periodic costs over the future service period using the corridor method. The Company believes that the assumptions utilized in recording its obligations under the plan are reasonable based on its experience and market conditions. The net period costs are recognized as employees render the services necessary to earn the post termination benefits.

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

Leases — See Note 9 to the Company’s Condensed Consolidated Financial Statements.

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

There were 49,292 RSUs granted during the quarter ended March 29, 2019, with a weighted average fair value of $8.98. During the quarter ended March 30, 2018, the Company granted 174,900 RSUs, with a weighted average fair value of $19.57 per share, and granted 87,050 PSUs with a weighted average fair value of $19.25 per share.

During the three months ended March 29, 2019, 73,840 vested shares were withheld to satisfy withholding tax obligations, resulting in the net issuance of 218,030 shares. As of March 29, 2019, approximately $13.3 million of stock-based compensation cost, net of estimated forfeitures, related to RSUs and PSUs remains to be amortized over a weighted average period of 1.9 years. As of March 29, 2019, a total of 1,475,755 RSUs and PSUs remain outstanding with an aggregate intrinsic value of $15.3 million and a weighted average remaining contractual term of 1.2 years.

Restricted Stock Awards — As of March 29, 2019, a total of 38,010 RSAs were outstanding. The total unamortized expense of the Company’s unvested restricted stock awards as of March 29, 2019 was $0.1 million.

The following table summarizes the Company’s RSU, PSU and RSA activity for the three months ended March 29, 2019:

	Shares	Aggregate Fair Value (in thousands)
Unvested restricted stock units and restricted stock awards at December 28, 2018	1,777,379	$14,592
Granted	49,292
Vested	(293,370)
Forfeited	(19,536)
Unvested restricted stock units and restricted stock awards at March 29, 2019	1,513,765	$15,667
Vested and expected to vest restricted stock units and restricted stock awards at March 29, 2019	1,306,743	$13,525

The following table shows the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 29,	March 30,
	2019	2018
Cost of sales (1)	$638	$506
Research and development	42	61
Sales and marketing	345	202
General and administrative	1,888	1,794
	2,913	2,563
Income tax benefit	(1,535)	(236)
Stock-based compensation expense, net of tax	$1,378	$2,327

(1)	Stock-based compensation expense capitalized in inventory for the three months ended March 29, 2019 and March 30, 2018 was not significant.

Recently Adopted Accounting Pronouncements

Beginning fiscal 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, "Leases (Topic 842)" and as part of that process the Company made the following elections:

•

The Company did not elect to use hindsight for transition when considering judgments and estimates such as assessments of lessee options to extend or terminate a lease or purchase the underlying asset.

•	For all asset classes, the Company elected to not recognize a right-of-use asset and lease liability for leases with a term of 12 months or less.
•

For all asset classes, the Company elected to not separate non-lease components from lease components to which they relate and have accounted for the combined lease and non-lease components as a single lease component.

•

In March 2018, the FASB approved an optional transition method that allows companies to use the effective date as the date of initial application on transition. The Company elected this transition method, and as a result, will not adjust its comparative period financial information or make the newly required lease disclosures for periods before the effective date.

The Company determines if an arrangement is a lease at inception. Operating leases are included in the consolidated condensed balance sheet as right-of-use assets from operating leases, current operating lease liabilities and long-term operating lease liabilities. Finance leases are included in property, plant and equipment, current other liabilities and other non-current liabilities in the consolidated condensed balance sheet. Most of the Company’s lease agreements contain renewal options; however, the Company did not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that we are reasonably certain of renewing the lease at inception or when a triggering event occurs. Some of the Company’s lease agreements contain rent escalation clauses, rent holidays, capital improvement funding or other lease concessions. The Company recognizes minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. The Company amortizes this expense over the term of the lease beginning with the date of initial possession, which is the date the Company enters the leased space and begins to make improvements in preparation for its intended use. Variable lease components represent amounts that are not fixed in nature and are not tied to an index or rate, and are recognized as incurred.

In determining right-of-use assets and lease liabilities, the Company applied a discount rate to the minimum lease payments within each lease agreement. ASC 842 requires companies to use the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. When the Company cannot readily determine the discount rate implicit in the lease agreement, the Company utilizes its incremental borrowing rate. For additional information on the required disclosures related to the impact of adopting this standard, see Note 9 to the consolidated condensed financial statements.

Adoption of the new standard resulted in the recording of operating lease right of use assets and lease liabilities of $35.7 million and $38.5 million, respectively, with the difference due to deferred rent that was reclassified to the right-of-use asset value.

All other newly issued and effective accounting standards during 2019 were not relevant or significant to the Company.

Recent Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued ASU. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which requires companies to perform goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2020. The amendment is required to be adopted prospectively. Early adoption is permitted. The Company is evaluating the impact of adopting this amendment to its consolidated financial statements.

2. Revenue Recognition

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

The Company’s most significant customers (having accounted for 10% or more of sales) and their related sales as a percentage of total sales were as follows:

	Three Months Ended
	March 29,	March 30,
	2019	2018
Lam Research Corporation	39.6%	66.2%
Applied Materials, Inc.	20.9	21.4
Total	60.5%	87.6%

Three customers’ accounts receivable balances, Lam Research Corporation, Applied Materials, Inc. and ASM International, Inc., were individually greater than 10% of accounts receivable as of March 29, 2019 and December 28, 2018, in the aggregate approximately 71.1% and 62.9% of accounts receivable, respectively.

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

The Company’s products are manufactured at our facilities in the U.S.A., China, Singapore and the Czech Republic. The Company provides services from operations in the U.S.A., Singapore, United Kingdom, Israel, Taiwan, South Korea, and China. See Note 12 for geographical revenue details. Sales to customers are initiated through a purchase order and are governed by our standard terms and conditions, written agreements, or both. Revenue is recognized when performance obligations under the terms of an agreement with a customer are satisfied; generally, this occurs with the transfer of control of the products or when the Company provides the services.  Transfer of control occurs at a specific point-in-time.  Based on the enforceable rights included in our agreements or prevailing terms and conditions, products produced by the Company without an alternative use are not protected by an enforceable right of payment that includes a reasonable profit throughout the duration of the agreement. Sales with terms f.o.b. shipping point are recognized at the time of shipment.  For sales transactions with terms f.o.b. destination, revenue is recorded when the product is delivered to the customer’s site. Consignment sales are recognized in revenue at the earlier of the period that the goods are consumed or after a period of time subsequent to receipt by the customer as specified by terms of the agreement, provided control of the promised goods or services has transferred.

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services.  Sales, value-add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Certain of our customers may receive cash-based incentives, such as rebates or credits, which are accounted for as variable consideration.  We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. As of March 29, 2019, an accrual for unpaid customer rebates of $0.5 million is included in accrued expenses on the Company’s Condensed Consolidated Balance Sheet.

The following table presents the Company's revenues disaggregated by revenue segments (in thousands):

	Three Months Ended
	March 29,	March 30,
	2019	2018
Semiconductor Products and Solutions	$200,245	$314,842
Semiconductor Services Business	59,896	—
Total	$260,141	$314,842

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

	Three Months Ended
	March 29,	March 30,
	2019	2018
United States	$137,254	$184,775
China	8,008	2,166
Singapore	68,272	102,633
Austria	14,275	13,535
Korea	18,386	8,351
Other	13,946	3,382
	$260,141	$314,842

3. Balance Sheet Information

Inventories consisted of the following (in thousands):

	March 29,	December 28,
	2019	2018
Raw materials	$113,030	$121,383
Work in process	50,334	50,959
Finished goods	16,935	13,774
Total	$180,299	$186,116

Property, equipment and leasehold improvements, net, consisted of the following (in thousands):

	March 29,	December 28,
	2019	2018
Land	$4,524	$4,727
Building	35,082	32,243
Computer equipment and software	31,274	31,342
Furniture and fixtures	5,758	5,764
Machinery and equipment	58,173	57,602
Leasehold improvements	38,678	38,625
Vehicles	642	645
Accumulated depreciation	(47,308)	(42,501)
	126,823	128,447
Construction in progress	14,259	15,012
Total	$141,082	$143,459

4. Acquisition

QGT

On August 27, 2018, the Company acquired all of the outstanding preferred and common units of QGT, a provider of ultra-high purity parts cleaning, process tool part recoating, surface treatment and analytical services to the semiconductor and related industries, for total purchase consideration of $340.8 million, including an estimated $4.2 million in contingent consideration related to $15.0 million of potential cash earn-out payments if the Company achieves certain specified revenue levels through December 27, 2019. For the three months ended, March 29, 2019, the Company incurred approximately $2.3 million of costs related to the acquisition, which were expensed as incurred and recorded as general and administrative operating expense. The Company completed this acquisition primarily in order to diversify the Company’s customer base, to create a wafer-starts-based recurring revenue stream, and to expand the Company’s addressable market. The Company borrowed $350.0 million to finance the acquisition and to refinance its existing indebtedness. See further discussion of the new borrowing arrangements in Note 7 to the Notes to Condensed Consolidated Financial Statements.

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

For the three months ended March 29, 2019, results of operations included charges of $3.8 million attributable to amortization of purchased intangible assets and $2.3 million of acquisition related costs which are included in general and administrative expenses in the Company’s condensed consolidated results of operations.

The following unaudited pro forma consolidated results of operations assume the acquisition was completed as of the beginning of the year of the reporting periods presented. For the three months ended March 30, 2018, net sales of approximately $58.6 million attributable to QGT were included in the pro forma consolidated results of operations. The unaudited pro forma consolidated results of operations for the three months ended March 30, 2018 (in thousands, except per share amounts) is as follows:

Three Months Ended
March 30,
2018
Revenues	$373,460
Net income	$23,797
Basic earnings per share	$0.65
Diluted earnings per share	$0.63

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

The provisions of the accounting standard for goodwill allow companies to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. As part of the qualitative assessment, the Company monitors economic, legal, regulatory and other factors, industry trends, market capitalization, recent and forecasted financial performance of each of its reporting units.

If a quantitative goodwill impairment test is determined to be necessary, the Company estimates each of the reporting unit fair values using a combination of the discounted cash flow approach and a market approach. The discounted cash flows used to estimate fair value are based on assumptions regarding each reporting units’ estimated projected future cash flows and the estimated weighted-average cost of capital that a market participant would use in evaluating the reporting unit in a purchase transaction. The estimated weighted-average cost of capital is based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt to equity capital. In performing these impairment tests, the Company take steps to ensure that appropriate and reasonable cash flow projections and assumptions are used. The Company reconciles the estimated enterprise value to its market capitalization and determines the reasonableness of the cost of capital used by comparing to market data. The Company also performs sensitivity analyses on the key assumptions used, such as the weighted-average cost of capital and terminal growth rates. The market approach is based on objective evidence of market values.

Goodwill and other intangible assets were as follows (in thousands):

	March 29, 2019			December 28, 2018
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
Carrying amount	$150,226	$188,653	$338,879	$150,226	$193,507	$343,733

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

	As of March 29, 2019			As of December 28, 2018
	Gross			Gross
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Useful
	Amount	Amortization	Value	Amount	Amortization	Value	Life
AIT
Customer relationships	$19,000	$(18,713)	$287	$19,000	$(18,617)	$383	7
Tradename	1,900	(1,900)	—	1,900	(1,900)	—	6
Intellectual property/know-how	1,600	(1,543)	57	1,600	(1,486)	114	7
Thermal
Customer relationships	9,900	(4,125)	5,775	9,900	(3,877)	6,023	10
Tradename	1,170	(1,170)	—	1,170	(1,170)	—	6
Intellectual property/know-how	12,300	(5,746)	6,554	12,300	(5,402)	6,898	8-12
FDS
Customer relationships	8,800	(4,302)	4,498	8,800	(4,009)	4,791	7.5
QGT
Customer relationships	74,800	(4,363)	70,437	74,800	(2,500)	72,300	10
Tradename	14,900	(2,256)	12,644	14,900	(1,326)	13,574	4
Recipes	73,200	(2,135)	71,065	73,200	(1,220)	71,980	20
Standard operating procedures	8,600	(251)	8,349	8,600	(143)	8,457	20
UCT
Tradename	8,987	—	8,987	8,987	—	8,987	*
Total	$235,157	$(46,504)	$188,653	$235,157	$(41,650)	$193,507

*

The Company concluded that the UCT tradename intangible asset life is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The Company amortizes its intangible assets for AIT, Thermal, FDS and QGT on a straight-line basis over the estimated economic life of the assets. Amortization expense was approximately $4.9 million and $1.1 million for the three months ended March 29, 2019 and March 30, 2018, respectively.  Amortization expense related to QGT’s recipes and standard operating procedures is charged to cost of goods sold and the remainder is to general and administrative expense. As of March 29, 2019, future estimated amortization expense is expected to be as follows (in thousands):

Amortization
Expense
2019 (remaining in year)	$14,468
2020	18,649
2021	18,409
2022	18,135
2023	13,063
Thereafter	96,942
Total	$179,666

6. Noncontrolling interest

QGT owns 51.0% of the outstanding shares of Cinos Co., Ltd., a South Korean company that provides outsourced cleaning and recycling of precision parts for the semiconductor industry through its operating facilities in South Korea and, through a 60.0% interest in a company (Cinos Xian Clean Technology, Ltd.), in China. QGT is obligated to purchase shares held by two other shareholders of Cinos Co., Ltd. representing a combined 35.0% interest. QGT accounted for this unconditional obligation as an assumed liability and derecognized any noncontrolling interest related to the 35%, which brings its controlling interest up to 86%.

The carrying value of the remaining 14.0% interest held by others in Cinos Co., Ltd. and the 40.0% interest in the China company are presented as noncontrolling interests in the accompanying consolidated financial statements. The fair values of the noncontrolling interests were estimated based on the values of Cinos Co., Ltd. and Cinos Xian Clean Technology, Ltd. on a 100.0% basis. The values were calculated based on the pro-rata portion of total forecasted QGT earnings before interest expense, taxes, depreciation and amortization ("EBITDA") contributed by each entity. Management indicated that each entity's pro-rata portion of EBITDA was reasonably reflective of each entity's invested capital value at the acquisition date.

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

7. Borrowing Arrangements

In August 2018, the Company entered into a credit agreement with Barclays Bank that provided a Term Loan, a Revolving Credit Facility, and a Letter of Credit Facility (the “Credit Facilities”). The Company and certain of its subsidiaries have agreed to secure all of their obligations under the Credit Facilities by granting a first priority lien in substantially all of their respective personal property assets (subject to certain exceptions and limitations). In August 2018, the Company borrowed $350.0 million under the Term Loan and used the proceeds, together with cash on hand, to finance the acquisition of QGT (see Note 4) and to refinance its previous credit facilities.

In August 2018, the Company paid $41.6 million of principal, accrued interest, and fees in settlement of the then-outstanding term loan, revolving credit facility, interest rate swap under the Credit Agreement, and recognized $0.1 million in expense upon extinguishment as Interest and other income (expense), net.

The Term Loan has a maturity date of August 27, 2025, with monthly interest payments in arrears, quarterly principal payments of 0.625% of the original outstanding principal balance payable beginning January 2019, with the remaining principal paid upon maturity. The Term Loan accrues interest at a rate equal to a base LIBOR rate determined by reference to the London interbank offered rate for dollars, plus 4.5% (subject to certain adjustments quarterly based upon the Company’s consolidated leverage ratio). The Company may prepay the Term Loan in whole or in part without penalty after six months from issuance, before which the Company must pay a prepayment fee equal to 1.0% of the aggregate principal amount prepaid. As of March 29, 2019, the Company had an outstanding amount under the Term Loan of $347.8 million, gross of unamortized debt issuance costs of $11.1 million.

The Revolving Credit Facility has an initial available commitment of $65.0 million and a maturity date of August 27, 2023. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. As of March 29, 2019, the Company had no amount outstanding under the Revolving Credit Facility. The New Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the New Credit Agreement) as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio (as defined in the New Credit Agreement) as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. The Company was in compliance with all covenants for the quarter ended March 29, 2019.

The Letter of Credit Facility has an initial available commitment of $50.0 million and a maturity date of August 27, 2023. The Company pays quarterly in arrears a fee equal to 2.5% (subject to certain adjustments as per the Term Loans) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of March 29, 2019, the Company had $1.5 million of outstanding letters of credit and a remaining available commitments of $48.5 million on the Letter of Credit Facility and $63.5 million on the Revolving Credit Facility.

On April 15, 2019, the Company borrowed $15.0 million from its Revolving Credit Facility to fund the acquisition of DMS. See Note 13 to the Notes to Condensed Consolidated Financial Statements.

As of March 29, 2019, FDS had an outstanding amount under a revolving credit facility of 2.5 million euros (approximately $2.8 million) with an interest rate of 1.3% plus a variable rate based on the Euro Interbank Offered Rate.

As of March 29, 2019, the Company’s total bank debt was $339.5 million, net of unamortized debt issuance costs of $11.1 million. As of March 29, 2019, the Company had $63.5 million and 5.8 million euros (approximately $6.5 million) available to borrow on its revolving credit facilities in the U.S. and Czech Republic, respectively.

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

The Company’s income tax provision and effective tax rate for the three months ended March 29, 2019 and March 30, 2018 were $1.5 million and 52.7% compared to $2.5 million and 9.2%, respectively. The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates, the impact of losses in jurisdictions with full federal and state valuation allowances, and tax benefits associated with share-based compensation.

Company management continuously evaluates the need for a valuation allowance and, as of March 29, 2019, concluded that a full valuation allowance on its federal and state deferred tax assets was still appropriate.

The Company provides for U.S. income taxes on its undistributed earnings of foreign subsidiaries as required by the TCJA. However, the Company does not provide for any withholding taxes on its undistributed earnings of its subsidiaries that it intends to invest indefinitely outside the U.S. In prior years, the Company determined that a portion of the current year earnings of one of its China subsidiaries may be remitted in the future to one of its foreign subsidiaries outside of mainland China and, accordingly, the Company provided for the related withholding taxes in its condensed consolidated financial statements. The Company does not currently plan to remit any current year earnings from its China subsidiaries to any other foreign subsidiary in 2019. If the Company changes its intent to reinvest its undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previous anticipated remaining unremitted foreign earnings, the Company could be required to accrue or pay foreign taxes on some or all of these undistributed earnings. As of March 29, 2019, the Company had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $235.1 million. It is not practicable to determine the tax liability that might be incurred if these earnings were to be distributed.

The Company’s gross liability for unrecognized tax benefits as of March 29, 2019 and March 30, 2018 was $1.0 million and $0.3 million, respectively. Although it is possible, some of the unrecognized tax benefits could be settled within the next twelve months. The Company cannot reasonably estimate the outcome at this time.

9. Leases

The Company leases offices, facilities and equipment in locations throughout the U.S., Asia and Europe. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Right-of-use ("ROU") assets represent right to use an underlying asset for the lease term and lease liabilities represent obligation to make lease payments arising from the lease. ROU assets and liabilities are based on the estimated present value of lease payments over the lease term and are recognized at the lease commencement date.

The Company’s leases do not provide an implicit rate, thus the Company uses an estimated incremental borrowing rate in determining the present value of lease payments. The Company used an estimated incremental borrowing rate of 7.0%, which is derived from information available at the lease commencement date.

The components of lease expense were as follows (in thousands, except lease term and discount rate):

For the Three Months Ended March 29, 2019
Finance lease cost:
Amortization of right-of-use assets	33
Interest on lease liabilities	60
Operating lease cost	3,420
Short-term lease cost	245
Sublease income	(41)
Total lease cost	$3,717

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$60
Operating cash flows from operating leases	$3,438
Financing cash flows from finance leases	$156

As of March 29, 2019
Finance leases:
Property and equipment	$3,636
Accumulated amortization	47
Property and equipment, net	$3,589

Finance lease liabilities, current	$482
Finance lease liabilities, non-current	2,838
Total finance lease liabilities	$3,320

Weighted-average remaining lease term – finance leases	5.2 years
Weighted-average remaining lease term – operating leases	2.9 years
Weighted-average discount rate – finance leases	7%
Weighted-average discount rate – operating leases	7%

Future annual minimum lease payments and capital lease commitments as of March 29, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
2019 (remaining in year)	$9,807	$467
2020	11,122	623
2021	8,691	623
2022	6,688	616
2023	2,498	569
Thereafter	2,338	840
Total minimum lease payments	41,144	3,738
Less: imputed interest	5,458	418
Lease liability	$35,686	$3,320

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

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	March 29,	March 30,
	2019	2018
Numerator:
Net income attributable to Ultra Clean Holdings, Inc.	$605	$24,741
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	39,122	36,723
Shares used in computation — diluted:
Shares used in computing basic net income per share	39,122	36,723
Dilutive effect of common shares outstanding subject to repurchase	323	761
Dilutive effect of options outstanding	3	7
Weighted average shares used in computing diluted net income per share	39,448	37,491
Net income per share attributable to Ultra Clean Holdings, Inc. — basic	$0.02	$0.67
Net income per share attributable to Ultra Clean Holdings, Inc. — diluted	$0.02	$0.66

11. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $79.8 million at March 29, 2019.

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

12. Reportable Segments

In the first quarter of 2019, the Company elected to reorganize its organizational and reporting structure to capture efficiencies and operating leverage from our recent acquisitions. The Company now operates and reports results for two operating segments: Semiconductor Products and Solutions (“SPS”) and Semiconductor Services Business (“SSB”). These segments are organized primarily by the nature of the products and service they provide. The Company’s Chief Executive Officer (chief operating decision maker) views and evaluates operations based on the results of each of the reportable segments. The following table describes each segment:

Segment	Product or Services	Markets Served	Geographic Areas
SPS	Assembly Weldments Machining Fabrication	Semiconductor	United States Asia Europe
SSB	Cleaning Analytics	Semiconductor	United States Asia Europe

The Company uses segment profit or loss as the primary measure of profitability to evaluate operating performance and to allocate capital resources. Segment profit or loss is defined as a segment’s income or loss from continuing operations before other income and income taxes included in the accompanying consolidated condensed statements of operations.

Any intercompany sales and associated profit (and any other intercompany items) are eliminated from segment results. There were no significant intercompany eliminations for the periods presented.

Segment Data

	Three Months Ended
	March 29,	March 30,
	2019	2018
Revenues:
SPS	$200,245	$314,842
SSB	59,896	—
Total segment revenues	$260,141	$314,842

Gross profit:
SPS	$25,681	$48,804
SSB	19,116	—
Total segment gross profit	$44,797	$48,804

Operating profit:
SPS	$4,324	$26,908
SSB	3,856	—
Total segment operating profit	$8,180	$26,908

	March 29,	December 28,
	2019	2018
Assets
SPS	$591,142	$571,427
SSB	412,103	394,050
Total segment assets	$1,003,245	$965,477

At March 29, 2019, approximately $75.7 million and $7.0 million of the Company’s net long-lived assets were located in Asia and Europe, respectively, and the remaining balances were located in the United States. At March 30, 2018, approximately $10.6 million and $1.6 million of the Company’s net long-lived assets were located in Asia and the Czech Republic, respectively, and the remaining balances were located in the United States.

13. Subsequent Events

On April 15, 2019, the Company purchased substantially all of the assets of Dynamic Manufacturing Solutions, LLC ("DMS"), a semiconductor weldment and solutions provider. Under the terms of the asset purchase agreement, the Company paid $30.0 million in cash for DMS, subject to certain post-closing adjustments as provided in the acquisition agreement. Approximately $2.3 million of the purchase price was place in escrow to satisfy any potential indemnification claims. The Company may pay up to $12.5 million in additional cash earn-out payments to the former owners of DMS if the combined weldment business achieves certain gross profit and gross margin targets for the twelve months ending June 26, 2020. To finance this acquisition, the Company drew $15.0 million from its available Revolving Credit Facility.

ITEM 2.	Management’s Discussion And Analysis of Financial Condition And Results Of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on March 22, 2019. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, gross margins and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on March 22, 2019. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

On April 15, 2019, we acquired substantially all of the assets of Dynamic Manufacturing Solutions, LLC ("DMS"), a semiconductor weldment and solutions provider. Under the terms of the asset purchase Agreement, we paid $30.0 million in cash for DMS, subject to certain post-closing adjustments as provided in the acquisition Agreement. We may pay up to $12.5 million in additional cash earn-out payments to the former owners of DMS if the combined weldment business achieves certain gross profit and gross margin targets for the twelve months ending June 26, 2020.

Financial Highlights

Over the long-term, we believe the semiconductor market we serve will continue to grow based on demand from a broad range of drivers, including emerging applications such as autonomous vehicles, the Internet of Things, high performance computing, artificial intelligence, and technology to support the data sharing economy. We also believe that semiconductor equipment OEMs are increasingly relying on partners like UCT to fulfill their expanding capacity requirements. Midway through 2018, we began to see a reduction in orders from some of our OEM customers, as certain manufacturers announced they were deferring capital investment. We have continued to see the reduction in orders through the first quarter of 2019 and we expect the impact of these reductions to continue at least through the third quarter of 2019.

In the first quarter of 2019, we elected to reorganize our organizational and reporting structure to capture efficiencies and operating leverage from our recent acquisition of QGT. We now report results for two segments: Semiconductor Products and Solutions (“SPS”) and Semiconductor Services Business (“SSB”).

Results of Operations

For the periods indicated, the following table sets forth certain costs and expenses and other income items as a percentage of sales. The table and subsequent discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included elsewhere in our quarterly report.

	Three Months Ended
	March 29,	March 30,
	2019	2018
Revenues	100.0%	100.0%
Cost of goods sold	82.8%	84.5%
Gross profit	17.2%	15.5%
Operating expenses:
Research and development	1.3%	1.0%
Sales and marketing	2.1%	1.2%
General and administrative	10.7%	4.8%
Total operating expenses	14.1%	7.0%
Income from operations	3.1%	8.5%
Interest and other income (expense), net	(2.0)%	0.1%
Income before provision for income taxes	1.1%	8.6%
Income tax provision	0.6%	0.7%
Net income	0.5%	7.9
Net income attributable to noncontrolling interest	(0.3)%	-
Net income attributable to UCT	0.2%	7.9%

Sales

Sales for the three months ended March 29, 2019 were $260.1 million, a decrease of $54.7 million, or 17.4%, from $314.8 million in the comparable quarter of 2018. The decrease in overall sales in the first quarter of 2019 compared to the first quarter of 2018 is primarily due to a decrease in SPS semiconductor customer demand offset in part by an increase due to the inclusion of SSB revenue. SPS revenue declined from $314.8 million to $200.2 million and SSB revenue increased from none to $59.9 million. On a geographic basis, sales in the U.S. decreased $4.6 million to $129.3 million, or 49.7% of sales, for the three months ended March 29, 2019 compared to $133.9 million, or 42.5% of sales, for the comparable period of 2018. Foreign sales decreased $50.1 million to $130.8 million, or 50.3% of sales, for the three months ended March 29, 2019 compared to $180.9 million, or 57.5% of sales, for the comparable period of 2018. We expect sales to decrease in the second quarter of fiscal 2019 due to a continued decline in overall customer demand.

Gross Profit

Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold and services performed.

Gross profit for the three months ended March 29, 2019 decreased $4.0 million to $44.8 million, or 17.2% of sales, from $48.8 million, or 15.5% of sales, for the three months ended March 30, 2018. The change reflects a decrease in SPS gross profit dollars primarily due to the decrease in SPS sales as well as to the inclusion of intangible amortization expense related to the acquisition of QGT, offset in part by the inclusion of SSB sales and related gross profit. The change in gross margin reflects the inclusion of the higher margin business of SSB offset in part by a change in product mix of the SPS business as well as to the inclusion of intangible amortization expense related to the acquisition of QGT.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development and service activities.

Research and development expense for the three months ended March 29, 2019 increased $0.4 million, or 13.3%, to $3.4 million, or 1.3% of sales, compared to $3.0 million, or 1.0% of sales in the comparable period in 2018. The increase in research and development expense was mainly due to the inclusion of SSB’s research and development activities in the first quarter of 2019.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products and services.

Sales and marketing expense for the three months ended March 29, 2019 increased $1.6 million, or 41.8%, to $5.4 million, or 2.1% of sales, compared to $3.8 million, or 1.2% of sales, in the comparable period of 2018. The increase in sales and marketing expense was mainly due to the inclusion of SSB’s sales and marketing expense activities in the first quarter of 2019.

General and Administrative Expense

Our general and administrative expense has historically consisted primarily of salaries and overhead associated with our administrative staff, professional fees and amortization of our intangible assets.

General and administrative expense increased $12.7 million, or 84.5%, for the three months ended March 29, 2019, to $27.8 million, or 10.7% of sales, compared with $15.1 million, or 4.8% of sales, in the comparable period of 2018.  The increase was primarily due to higher amortization of finite-lived intangibles related to the acquisition of QGT, inclusion of SSB’s general and administrative expense activities in the first quarter of 2019, an increase in acquisition related costs associated with the acquisitions of QGT and DMS, an increase in outside service costs (primarily related to internal and external audit work performed for SSB) and an increase in the non-capitalizable implementation costs of our new enterprise reporting system.

Interest and Other Income (Expense), net

Interest and other income (expense), net, for the three months ended March 29, 2019 was $(5.3) million compared to $0.3 million in the comparable period of 2018. The increase in net expense for the three months ended March 29, 2019 compared to the same periods in the prior year was primarily due to an increase in interest expense as a result of a higher principal balance and interest rate on our new debt related to our acquisition of QGT.

Income Tax Provision

The Company’s income tax provision and effective tax rate for the three months ended March 29, 2019 and March 30, 2018 were $1.5 million and 52.7% compared to $2.5 million and 9.2%, respectively. The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates, the impact of losses in jurisdictions with full federal and state valuation allowances and tax benefits associated with share-based compensation.

Company management continuously evaluates the need for a valuation allowance on its deferred tax assets and, as of March 29, 2019, concluded that a full valuation allowance on its federal and state was still appropriate.

Results by Segment

The results for each reportable segment are discussed below.

Semiconductor Products and Solutions (“SPS”)

Our SPS business primarily designs, engineers and manufactures production tools, modules and subsystems for the semiconductor and display capital equipment markets.  SPS products include Chemical delivery modules, frame assemblies, gas delivery systems, fluid delivery systems, precision robotics, process modules as well as other high level assemblies.

Revenue decreased $114.6 million due to lower customer demand in the first quarter of 2019 compared to the first quarter of 2018.  Gross profit and gross margin decreased in the first quarter of fiscal 2019 compared to the same period in 2018 due primarily to lower sales volume, decreased labor efficiency and lower factory utilization.  Operating income and margin were lower due primarily to the lower gross profit and margin, offset in part by lower total operating expenses of approximately $0.5 million in the first quarter of 2019 compared to the same period in 2018.

Certain significant measures for the periods indicated were as follows:

	Three Months Ended
	March 29,	March 30,
	2019	2018
Segment revenue	$200,245	$314,842
Segment revenue as a percent of total Company revenue	77.0%	100.0%
Segment gross profit	$25,681	$48,804
Segment gross profit as a percent of total SPS revenue	12.8%	15.5%
Segment operating income	$4,324	$26,908
Segment operating income as a percent of total SPS revenue	2.2%	8.5%

Semiconductor Services Business (“SSB”)

Our SSB business provides ultra-high purity outsourced parts cleaning, process tool part recoating, surface treatment and analytical services to the semiconductor and related industries, SSB was formed as a result of our acquisition of QGT.  As QGT was acquired in the third quarter of 2018 there is no corresponding financial information to compare to for the same period in the prior year. Certain significant measures for the period indicated were as follows:

Three Months Ended
March 29,
2019
Segment revenue	$59,896
Segment revenue as a percent of total Company revenue	23.0%
Segment gross profit	$19,116
Segment gross profit as a percent of total SSB revenue	31.9%
Segment operating income	$3,856
Segment operating income as a percent of total SSB revenue	6.4%

Liquidity and Capital Resources

We have required capital to fund our working capital needs, satisfy our debt obligations, maintain our equipment, purchase new capital equipment and make strategic acquisitions from time to time. As of March 29, 2019, we had cash of $154.8 million compared to $144.1 million as of December 28, 2018. Our cash and cash equivalents, cash generated from operations and amounts available under our revolving line of credit described below were our principal source of liquidity as of March 29, 2019.

For the three months ended March 29, 2019, total cash provided by operating activities was $18.1 million, an increase of $13.0 million when compared to cash provided by operating activities of $5.1 million for the comparable period of 2018. Operating cash flows generated in the three months ended March 29, 2019 reflected mainly net income adjusted for the effect of non-cash activities, including depreciation and amortization of equipment and leasehold improvements, amortization of intangible assets and debt issuance costs, stock-based compensation, change in the fair value of the financial instruments and changes in working capital components. Other drivers of the increase in cash from operating activities included decreases in inventories, accrued compensation and related benefits and income taxes payable offset by increases in accounts receivable and prepaids and other assets. Our cash flows from operations in any given period are largely driven by the timing of sales, the collection of accounts receivable and the payment of accounts payable.

Net cash used in investing activities for the three months ended March 29, 2019 was approximately $4.2 million mainly attributable to the expansion of certain of our facilities in Asia and the U.S. Net cash used in investing activities for the three months ended March 30, 2018 was approximately $5.9 million, attributable mostly to the costs related to the development of the Company’s new enterprise reporting system.

Net cash used by financing activities for the three months ended March 29, 2019 was $3.1 million, primarily due to net bank and finance lease payments of $2.3 million. Net cash provided by financing activities for the three months ended March 30, 2018 was $94.8 million, primarily due to the $94.3 million net cash proceeds from our public offering of our common stock in February of 2018.

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

In prior years, we determined that a portion of the current year and future year earnings of one of our China subsidiaries may be remitted in the future to one of our foreign subsidiaries outside of mainland China and, accordingly, we provided for the related withholding taxes in our consolidated financial statements. As of March 29, 2019, we had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $235.1 million. As of March 29, 2019, we have cash of approximately $123.4 million in our foreign subsidiaries.

Borrowing Arrangements

In August 2018, we entered into a credit agreement with Barclays Bank that provided a Term Loan, a Revolving Credit Facility, and a Letter of Credit Facility (the “Credit Facilities”). We and some of our subsidiaries have agreed to secure all of their obligations under the Credit Facilities by granting a first priority lien in substantially all of their respective personal property assets (subject to certain exceptions and limitations). In August 2018, we borrowed $350.0 million under the Term Loan and used the proceeds, together with cash on hand, to finance the acquisition of QGT (see Note 4) and to refinance our previous credit facilities.

In August 2018, we paid $41.6 million of principal, accrued interest, and fees in settlement of the then-outstanding term loan, revolving credit facility, interest rate swap under the Credit Agreement, and recognized $0.1 million in expense upon extinguishment as Interest and other income (expense), net.

The Term Loan has a maturity date of August 27, 2025, with monthly interest payments in arrears, quarterly principal payments of 0.625% of the original outstanding principal balance payable beginning January 2019, with the remaining principal paid upon maturity. The Term Loan accrues interest daily at a rate equal to a base LIBOR rate determined by reference to the London interbank offered rate for dollars, plus 4.5% (subject to certain adjustments quarterly based upon the Company’s consolidated leverage ratio). We may prepay the Term Loan in whole or in part without penalty after six months from issuance, before which we must pay a prepayment fee equal to 1.0% of the aggregate principal amount prepaid. As of March 29, 2019, we had an outstanding amount under the Term Loan of $347.8 million, gross of unamortized debt issuance costs of $11.1 million.

The Revolving Credit Facility has an initial available commitment of $65.0 million and a maturity date of August 27, 2023. We pay a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. As of March 29, 2019, we had no amount outstanding amount under the Revolving Credit Facility. The New Credit Agreement requires that we maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the New Credit Agreement) as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio (as defined in the New Credit Agreement) as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. We were in compliance with all covenants for the quarter ended March 29, 2019.

The Letter of Credit Facility has an initial available commitment of $50.0 million and a maturity date of August 27, 2023. We pay quarterly in arrears a fee equal to 2.5% (subject to certain adjustments as per the Term Loans) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of March 29, 2019, we had $1.5 million of outstanding letters of credit and remaining available commitments of $48.5 million on the Letter of Credit Facility and $63.5 million on the Revolving Credit Facility.

As of March 29, 2019, FDS had an outstanding amount under its revolving credit facility of 2.5 million euros (approximately $2.8 million) with an interest rate of 1.3% plus a variable rate based on the Euro Interbank Offered Rate.

As of March 29, 2019, our total bank debt was $339.5 million, net of unamortized debt issuance costs of $11.1 million. As of March 29, 2019, we had $63.5 million and 5.8 million euros (approximately $6.5 million) available to borrow on our revolving credit facilities in the U.S. and Czech Republic, respectively.

On April 15, 2019, we borrowed $15.0 million on our Revolving Credit Facility to fund the acquisition of DMS (see Note 13).

The fair value of our long term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The carrying value of our long term debt approximates fair value.

Capital Expenditures

Capital expenditures were $5.8 million during the three months ended March 29, 2019 and were primarily attributable to the costs invested in our manufacturing facilities in the United States, China and Korea as well as costs associated with the ongoing design and implementation of our new enterprise resource planning system. The Company’s anticipated capital expenditures for the remainder of 2019 are expected to be financed primarily from cash from operations.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relations with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Other than operating leases for certain equipment, real estate and purchase order commitments, primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the arrangements described under “Borrowing Arrangements” above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of March 29, 2019 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases (1)	$41,144	$9,807	$26,501	$3,660	$1,176
Finance leases	3,738	$467	$1,862	$1,073	$336
Borrowing arrangements (2)	350,578	11,515	26,250	17,500	295,313
Stock purchase obligation (3)	8,500	8,500	—	—	—
Purchase order commitments (4)	79,754	79,754	—	—	—
Total	$483,714	$110,043	$54,613	$22,233	$296,825

(1)	The Company leases facilities in the U.S.A. as well as internationally under non-cancellable leases that expire on various date through 2031.
(2)	Amounts reflect obligations under our Term loan totaling $347.8 gross of $11.1 million of unamortized debt issuance costs and $2.8 million held by FDS, in the Czech Republic.
(3)	The Company is obligated to purchase the stock owned by one of Cinos Co., Ltd shareholder.
(4)	Represents our outstanding purchase orders primarily for inventory.

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

During the first quarter of fiscal 2019, the Company adopted the provisions of ASC 842 “Leases”.  Refer to topics in Note 1, Recently Adopted Accounting Pronouncements and Note 9, Leases, in the Notes to Condensed Consolidated Financial Statements.

Other than the ASC 842, “Leases” as described in the paragraph above, there have been no material changes to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K subsequent to December 28, 2018.  For further information on our critical and other significant accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2018, as filed with the SEC.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first three months of fiscal 2019. Refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 28, 2018 for a more complete discussion of the market risks we encounter.

ITEM 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon our evaluation, we concluded that our disclosure controls and procedures were effective as of March 29, 2019.

As required by Rule 13a-15(d), management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on our evaluation, other than certain controls implemented in connection with adoption of the new lease standard, we concluded that there has been no change during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A relatively small number of OEM customers have historically accounted for a significant portion of our revenues, and we expect this trend to continue. As a group, two customers accounted for 60.5%, 76.6% and 84.4% of sales for the three months ended March 29, 2019, for fiscal years 2018 and 2017, respectively, and we expect that our revenues will continue to be concentrated among a small number of customers. In addition, our customer contracts generally do not require customers to place any orders. Accordingly, the success of our products business depends on OEMs continuing to outsource the manufacturing of critical subsystems to us. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers, whether due to such customer’s decision to not continue to outsource all or a portion of its critical subsystems for its capital equipment to us, such customer giving market share to our competitors or for other reasons, such as a customer’s bankruptcy or insolvency or decreased demand for such customer’s products. We have in the past lost business from customers who have taken the manufacturing of our products in-house, given market share to our competitors or declared bankruptcy. Further, since our customers generally own the designs and other intellectual property to the products we manufacture, we cannot prevent them from licensing such designs and other intellectual property to our competitors for the manufacturing of such products. If we are unable to replace revenue from customers who determine to take subsystem assembly in-house, give market share to our competitors or from whom we otherwise lose business, such events could have a material adverse impact on our financial position and results of operations.

Our Semiconductor Services Business provides part cleaning, coating and analytical expertise, to IDM and OEM customers and has expanded our customer base to include IDM customers. Our IDM business is concentrated in a relatively small number of customers, and we compete with in-house capabilities, OEM’s who perform cleaning as part of service contracts and cleaning, coating and analytical services, are competitors. The OEM customer profile of our SSB segment has significant overlap with our products business and is subject to risks of market share loss to cleaning, coating and analytical services competitors. Such risks are partially mitigated as the cleaning and analytical process are proprietary to QuantumClean and ChemTrace, respectively, and transition to new suppliers may require requalification on the part of the customer.

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

We held customers’ inventories on our premises and any significant damage or loss of these inventories could cause our operating results to suffer.

In connection with our cleaning business we face a number of risks associated with customer inventory held on our property, including the risk of loss or mishandling of, or other damage to, customer inventory, any of which could harm our reputation, adversely affect our business and otherwise expose us to increased liabilities or losses.

Our inability to successfully manage the implementation of a company-wide enterprise resource planning (“ERP”) system could adversely affect our operating results.

We are in the process of implementing a new company-wide ERP system. This process has been and continues to be complex and time-consuming and we expect to incur additional capital outlays and expenses. This ERP system will replace many of our existing operating and financial systems, which is a major undertaking from a financial management and personnel perspective. Should the new ERP system not be implemented successfully throughout all our business units and within budget and on time, or if the system does not perform in a satisfactory manner, it could be disruptive and adversely affect our operations, including our potential ability to report accurate, timely and consistent financial results; our ability to purchase supplies, components and raw materials from and pay our suppliers; and our ability to deliver products and services to customers on a timely basis and to collect our receivables from them. Furthermore, we began to place this new ERP system into service in the third quarter of 2018 and anticipate that it will be fully in service by the end of fiscal year 2020.

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

The manufacturing of our products and the services we perform are highly complex, and if we are not able to manage our manufacturing, cleaning and procurement processes effectively, our business and operating results will suffer.

The manufacturing of our products is a highly complex process. The services we perform are also complex and dependent on procuring complex and specialty material and performing complex/precise services correctly. Both the manufacturing of our products and services we perform involve the integration of multiple components and require effective management of our supply chain while meeting our customers’ design-to-delivery cycle time requirements. Through the course of the manufacturing process, our customers may modify design and system configurations in response to changes in their own customers’ requirements. In order to rapidly respond to these modifications and deliver our products to our customers in a timely manner, we must effectively manage our manufacturing and procurement process. If we fail to manage this process effectively, we risk losing customers and damaging our reputation. We may also be subject to liability under our agreements with our customers if we or our suppliers fail to effectively or timely re-configure manufacturing processes or components in response to these modifications or if shipments of our products are delayed, which may lead to product defect or other claims by our customers or cancelled orders. In addition, if we acquire inventory in excess of demand or that does not meet customer specifications, we could incur excess or obsolete inventory charges. These risks are even greater during periods of macroeconomic uncertainty or down cycles in our industry, and as we continue to expand our business beyond gas delivery systems into new subsystems or services with which we have less experience. During periods of economic uncertainty or down cycles in our industry, certain of our suppliers may be forced to reduce or go out of business, which could require us to either procure products from higher-cost suppliers or, if no additional suppliers exist, reconfigure the design and manufacture of our products. This could limit our growth and have a material adverse effect on our business, financial condition and operating results.

Our results of operations, financial position and cash flows may suffer if we do not effectively manage our inventory.

Inventory is typically the largest asset on our balance sheet, representing 18.0% of our total assets as of March 29, 2019.  We must manage our inventory of raw materials, work-in-process and finished goods effectively to meet changing customer requirements, while keeping inventory costs down and maintaining or improving gross margins.

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

We have total debt as of March 29, 2019 of $339.5 million. Such debt is composed of a $347.8 million term loan outstanding under our Credit Agreement with Barclays Bank less debt costs of $11.1 million and $2.8 million under FDS’s revolving credit facility in the Czech Republic.

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

We made capital expenditures of approximately $5.8 million and $6.1 million for the three months period ended three months ended March 29, 2019 and March 30, 2018, respectively, respectively, which primarily related to our investment in our manufacturing facilities in the United States, China and Korea. The amount of our future capital requirements will depend on many factors, including:

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

We regularly consider opportunities for strategic acquisitions. On August 27, 2018, we completed the acquisition of QGT for approximately $340.8 million in cash consideration, subject to certain post-closing adjustments, and we may pay up to $15.0 million in earn-out payments if QGT achieves certain specified revenue levels through December 27, 2019. In connection with our acquisition of QGT, we borrowed a total of $350.0 million under our term loan B facility with Barclays, which was used to finance the acquisition of QGT and, along with existing cash, repay the total outstanding amount under our prior credit facility. And on April 15, 2019, we also acquired substantially all of the assets of DMS for approximately $30.0 million in cash, subject to certain post-closing adjustments, and we may pay up to $12.5 million in additional cash earn-out if the combined weldment business achieves certain gross profit and gross margin targets for the twelve months ending June 26, 2020. We drew $15.0 million from our available Revolving Credit Facility to finance this acquisition.

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

We generated approximately 53.9% and 57.5% of our revenues in international markets for the three months ended March 29, 2019 and March 30, 2018, respectively. Depending on market conditions, we intend to further expand our operations in Asia and Europe. Through our acquisition of QGT, we expanded our operations to several regions outside of the United States, including in South Korea, Taiwan, Ireland, Scotland and Israel, and increased our operations in China and Singapore. The carrying amount of our fixed assets in Asia and Europe were $80.1 million and $2.6 million, respectively as of March 29, 2019.

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

We had $150.2 million of goodwill recorded on our consolidated balance sheet as of March 29, 2019. Goodwill represents the excess of cost over the fair market value of net tangible and finite lived, identifiable intangible assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. During the fourth quarter of each year, we perform an annual review of our goodwill to determine if it has become impaired. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our financial results and net worth could be materially adversely affected.

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

Majority of our international revenues are denominated in U.S. dollars. Many of the costs and expenses associated with our international operations are paid in foreign currencies, including Chinese Renminbi, Singapore dollars, Japanese Yen, South Korean won and Euro and we expect our exposure to these foreign currencies to increase as we increase production in those facilities. Changes in exchange rates among other currencies in which our revenue or costs are denominated and the U.S. dollar may affect our revenue, cost of sales and operating margins.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA contains significant changes to corporate taxation, including reduction of the corporate tax rate from 35% to 21%, additional limitations on the tax deductibility of interest, substantial changes to the taxation of foreign earnings, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits. The Company has made reasonable estimates of the financial impact of the TCJA on the Company. However, the estimates are provisional and a change in estimate can have an impact on our results of operations, cash flows and financial conditions, as well as the trading price of our Common Stock. UCT will continue to analyze the effects of the TCJA on its financial statements and operations. Additional impacts from the enactment of the TCJA will be recorded as they are identified during the one-year measurement period as provided for in SEC Staff Accounting Bulletin 118.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a) Exhibits

The following exhibits are filed with this quarterly Report on Form 10-Q for the quarter ended March 29, 2019:

Exhibit Number	Description
10.1*	Offer Letter between Ultra Clean Holdings, Inc. and Vijay Chinnasami dated December 17, 2018
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA CLEAN HOLDINGS, INC.
(Registrant)
Date: May 8, 2019

	By:	/S/ JAMES P. SCHOLHAMER
	Name:	James P. Scholhamer
	Title:	Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

Date: May 8, 2019

	By:	/S/ SHERI SAVAGE
	Name:	Sheri Savage
	Title:	Chief Financial Officer, Senior Vice President and Secretary
(Principal Financial and Accounting Officer and duly authorized signatory)