Form 10-Q
period 2019-06-28
Ultra Clean Holdings, Inc.
filed 2019-08-07
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2019

or

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

Number of shares outstanding of the issuer’s common stock as of July 26, 2019: 39,545,331

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share amounts)

	June 28,	December 28,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$168,128	$144,145
Accounts receivable, net of allowance of $267 and $123, respectively	98,306	106,956
Inventories	164,055	186,116
Prepaid expenses and other	24,102	25,708
Total current assets	454,591	462,925
Property and equipment, net	144,505	143,459
Goodwill	166,654	150,226
Purchased intangibles, net	190,500	193,507
Deferred tax assets, net	12,244	10,167
Operating lease right-of-use assets	34,721	—
Other non-current assets	5,743	5,193
Total assets	$1,008,958	$965,477
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$7,203	$9,671
Accounts payable	97,288	99,011
Accrued compensation and related benefits	19,198	15,846
Operating lease liabilities	11,295	—
Other current liabilities	19,985	14,770
Total current liabilities	154,969	139,298
Bank borrowings, net of current portion	330,895	331,549
Deferred tax liability	21,449	15,834
Operating lease liabilities	25,656	—
Other non-current liabilities	21,501	27,808
Total liabilities	554,470	514,489
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 39,536,762 and 39,065,935 shares issued and outstanding, in 2019 and 2018, respectively	40	40
Additional paid-in capital	294,932	290,424
Common shares held in treasury, at cost, 601,944 shares in 2019 and 2018	(3,337)	(3,337)
Retained earnings	150,121	149,718
Accumulated other comprehensive loss	(2,655)	(547)
Ultra Clean Holdings, Inc. stockholders' equity	439,101	436,298
Noncontrolling interest	15,387	14,690
Total stockholders’ equity	454,488	450,988
Total liabilities and stockholders’ equity	$1,008,958	$965,477

(See accompanying Notes to Condensed Consolidated Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Revenues	$265,367	$290,213	$525,508	$605,055
Cost of goods sold	217,198	244,148	432,542	510,186
Gross profit	48,169	46,065	92,966	94,869
Operating expenses:
Research and development	3,921	2,915	7,352	5,944
Sales and marketing	5,366	3,630	10,761	7,435
General and administrative	29,911	16,856	57,702	31,918
Total operating expenses	39,198	23,401	75,815	45,297
Income from operations	8,971	22,664	17,151	49,572
Interest and other income (expense), net	(6,390)	(809)	(11,709)	(483)
Income before income tax provision	2,581	21,855	5,442	49,089
Income tax provision	2,835	2,895	4,342	5,388
Net income (loss)	(254)	18,960	1,100	43,701
Net income (loss) attributable to noncontrolling interest	(52)	—	697	—
Net income (loss) attributable to Ultra Clean Holdings, Inc.	$(202)	$18,960	$403	$43,701

Net income (loss) per share attributable to Ultra Clean Holdings, Inc. common stockholders:
Basic	$(0.01)	$0.49	$0.01	$1.16
Diluted	$(0.01)	$0.48	$0.01	$1.14
Shares used in computing net income (loss) per share:
Basic	39,399	38,802	39,261	37,763
Diluted	39,399	39,297	39,556	38,418

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Net income (loss)	$(254)	$18,960	$1,100	$43,701
Other comprehensive income (loss):
Change in cumulative translation adjustment	(1,287)	(799)	(2,154)	(463)
Cash flow hedges:
Change in fair value of derivatives	77	(71)	92	(62)
Adjustment for net loss realized and included in net income (loss)	(22)	(24)	(46)	(910)
Total change in unrealized gain (loss) on derivative instruments	55	(95)	46	(972)
Other comprehensive loss, net of tax	(1,232)	(894)	(2,108)	(1,435)

Comprehensive income (loss)	(1,486)	18,066	(1,008)	42,266
Less: Comprehensive income (loss) attributable to noncontrolling interest	(52)	—	697	—
Comprehensive income (loss) attributable to Ultra Clean Holdings, Inc.	$(1,434)	$18,066	$(1,705)	$42,266

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; in thousands, except share)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
	(in thousands, except share amounts)
Balance December 28, 2018	39,065,935	$40	$287,087	$149,718	$(547)	$14,690	$450,988
Issuance under employee stock plans	296,142	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	2,913	—	—	—	2,913
Employees’ taxes paid upon vesting of restricted stock units	(73,840)	—	(850)	—	—	—	(850)
Net income	—	—	—	605	—	749	1,354
Other comprehensive loss	—	—	—	—	(876)	—	(876)
Balance March 29, 2019	39,288,237	$40	$289,150	$150,323	$(1,423)	$15,439	$453,529
Issuance under employee stock plans	296,549	—	125	—	—	—	125
Amortization of stock-based compensation	—	—	2,864	—	—	—	2,864
Employees’ taxes paid upon vesting of restricted stock units	(48,024)	—	(544)	—	—	—	(544)
Net loss	—	—	—	(202)	—	(52)	(254)
Other comprehensive loss	—	—	—	—	(1,232)	—	(1,232)
Balance June 28, 2019	39,536,762	$40	$291,595	$150,121	$(2,655)	$15,387	$454,488

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Interests	Equity
	(in thousands, except share amounts)
Balance December 29, 2017	33,664,940	$34	$185,302	$113,122	$1,847	$—	$300,305
Issuance under employee stock plans	387,071	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	2,566	—	—	—	2,566
Employees’ taxes paid upon vesting of restricted stock units	(92,410)	—	(1,862)	—	—	—	(1,862)
Issuance of common stock in public offering	4,761,905	5	94,322				94,327
Net income	—	—	—	24,741	—	—	24,741
Other comprehensive loss	—	—	—	—	(541)	—	(541)
Balance March 30, 2018	38,721,506	$39	$280,328	$137,863	$1,306	$—	$419,536
Issuance under employee stock plans	248,489	—	144	—	—	—	144
Amortization of stock-based compensation	—	—	2,337	—	—	—	2,337
Employees’ taxes paid upon vesting of restricted stock units	(43,343)	—	(756)	—	—	—	(756)
Net income	—	—	—	18,960	—	—	18,960
Other comprehensive loss	—	—	—	—	(894)	—	(894)
Balance June 29, 2018	38,926,652	$39	$282,053	$156,823	$412	$—	$439,327

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended
	June 28,	June 29,
	2019	2018
Cash flows from operating activities:
Net income	$1,100	$43,701
Adjustments to reconcile net income to net cash provided by (used in) operating activities (excluding assets acquired and liabilities assumed):
Depreciation and amortization	10,417	2,917
Amortization of finite-lived intangibles	9,907	2,195
Amortization of debt issuance costs	901	76
Stock-based compensation	5,777	4,920
Change in the fair value of financial instruments	52	(228)
Loss (gain) on the disposal of assets and business	(274)	201
Changes in assets and liabilities:
Accounts receivable	10,001	(8,758)
Inventories	32,362	7,766
Prepaid expenses and other current assets	3,705	(3,558)
Deferred income taxes	(2,077)	(113)
Other non-current assets	(566)	(313)
Accounts payable	(4,704)	(59,490)
Accrued compensation and related benefits	3,358	(1,332)
Income taxes payable	(2,206)	(3,933)
Other liabilities	264	3,903
Net cash provided by (used in) operating activities	68,017	(12,046)
Cash flows from investing activities:
Purchases of property and equipment	(6,750)	(9,666)
Acquisition of Dynamic Manufacturing Solutions, LLC	(29,873)	—
Proceeds from sale of equipment	458	—
Net cash used in investing activities	(36,165)	(9,666)
Cash flows from financing activities:
Proceeds from bank borrowings	28,112	21,886
Proceeds from issuance of common stock	125	94,454
Payments on bank borrowings and finance leases	(32,389)	(19,148)
Employees’ taxes paid upon vesting of restricted stock units	(1,394)	(2,618)
Net cash provided by (used in) financing activities	(5,546)	94,574
Effect of exchange rate changes on cash and cash equivalents	(2,323)	(22)
Net increase in cash and cash equivalents	$23,983	$72,840
Cash and cash equivalents at beginning of period	144,145	68,306
Cash and cash equivalents at end of period	$168,128	$141,146

Supplemental cash flow information:
Income taxes paid	$8,661	$9,200
Income tax refunds	$37	$43
Interest paid	$12,324	$942
Non-cash activities:
Operating lease right-of-use assets	$35,633	—
Operating lease liabilities	$38,493	—
Fair value of earn-out payment related to DMS acquisition	$1,428	—
Property and equipment purchased included in accounts payable and other liabilities	$5,136	$2,575

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

In August 2018, the Company acquired Quantum Global Technologies, LLC (“QGT”), a provider of ultra-high purity outsourced parts cleaning, process tool part recoating, surface treatment and analytical services to the semiconductor and related industries, for a total purchase price of approximately $340.8 million. See Note 4 to the Company’s Condensed Consolidated Financial Statements for further information about the acquisitions of QGT and DMS.

On April 15, 2019, the Company purchased substantially all of the assets of Dynamic Manufacturing Solutions, LLC ("DMS"), a semiconductor weldment and solutions provider, for a total purchase price of $31.4 million.

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

Segments — The Financial Accounting Standards Board’s (FASB) guidance regarding disclosure about segments in an enterprise and related information establishes standards for the reporting by public business enterprises of information about reportable segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the manner in which management organizes the reportable segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision-maker is the Chief Executive Officer. In March 2019, the Company effected a change in the reporting of its segment financial results to better reflect the reorganization within the Company due to the acquisition of QGT. The Company now operates and reports two segments. See Note 12 to the Company’s Condensed Consolidated Financial Statements.

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

The functional currency of the Company’s other international subsidiaries are either the U.S. dollar or their local currency. For the Company’s foreign subsidiaries where the local currency is the functional currency, we translate the financial statements of these subsidiaries to U.S. dollars using month-end exchange rates for assets and liabilities, and average rates of exchange for revenue, costs and expenses. Translation gains and losses are recorded in AOCI as a component of stockholders' equity. For the Company’s foreign subsidiaries where the U.S. dollar is the functional currency, any gains and losses resulting from the translation of the assets and liabilities of these subsidiaries are recorded in interest and other income (expense), net.

Use of Accounting Estimates — The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions include reserves on inventory, valuation of deferred tax assets, impairment of goodwill, valuation of pension obligations and other long-lived assets. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustments. Actual amounts may differ from those estimates.

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

Fair Value of Measurements — The Company measures its cash equivalents and contingent earn-out liability at fair value on a recurring basis. In August 2018, the Company repaid its debt with East West Bank and as a result, the related interest rate swap contract was consequently cancelled. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:

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

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in thousands):

		Fair Value Measurement at
		Reporting Date Using
Description	June 28, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Forward contracts	$188	$—	$188	$—
Other liabilities:
Contingent earn-out liabilities	$3,870	$—	$—	$3,870
Pension obligation	$3,293	$—	$—	$3,293
Purchase obligation	$8,500	$—	$—	$8,500

		Fair Value Measurement at
		Reporting Date Using
Description	December 28, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Forward contracts	$240	$—	$240	$—
Other liabilities:
Contingent earn-out liability	$3,924	$—	$—	$3,924
Pension obligation	$3,531	$—	$—	$3,531
Purchase obligation	$8,500	$—	$—	$8,500

The Company’s Level 3 liabilities are incurred as a result of the QGT and DMS acquisitions. There were no transfers from Level 1 or Level 2 to Level 3. Fair value adjustments were noncash, and therefore did not impact the Company’s liquidity or capital resources. Qualitative information about Level 3 fair value measurements are primarily as follows (in thousands, except the range):

	June 28,	Valuation	Unobservable
	2019	Techniques	Input	Range
Contingent earn-out liability	$3,870	Monte carlo simulation	Revenue discount rate	10.0% - 15.0%
			Internal forecasts	7.5%

Pension obligation	$3,293	Projected unit credit method	Discount rate	2.43% - 2.74%
			Rate on return	1.37% - 1.78%
			Salary increase rate	4.42%

Purchase obligation	$8,500	Discounted cash flow	EBITDA Multiple	6.21

Following is a summary of the Level 3 activity (in thousands):

	Contingent earn-out liability	Purchase obligation	Pension obligation
As of December 28, 2018	$3,924	$8,500	$3,531
Additions	1,428	—	—
Fair value adjustments	(1,482)	—	(238)
As of June 28, 2019	$3,870	$8,500	$3,293

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

Property and Equipment, net — Property and equipment are stated at cost, or, in the case of equipment under capital leases, the present value of future minimum lease payments at inception of the related lease. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives of the assets or the terms of the leases. Useful lives range from three to fifty years.

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

The Company continued to maintain a full valuation allowance on its federal and state deferred tax amounts as of June 28, 2019. Income tax positions must meet a more likely than not recognition threshold to be recognized. Income tax positions that previously failed to meet the more likely than not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the Condensed Consolidated Statements of Operations as income tax expense. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on its results of operations and financial position. Management believes that it has adequately provided for any adjustments that may result from these examinations; however, the outcome of tax audits cannot be predicted with certainty.

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

There were 727,676 RSUs and 144,183 PSUs granted during the quarter ended June 28, 2019, with a weighted average fair value of $12.26 and $12.00, respectively. During the quarter ended March 29, 2019, the Company granted 49,192 RSUs, with a weighted average fair value of $8.98 per share.

During the six months ended June 28, 2019, 121,864 vested shares were withheld to satisfy withholding tax obligations, resulting in the net issuance of 386,219 shares. As of June 28, 2019, approximately $19.0 million of stock-based compensation cost, net of estimated forfeitures, related to RSUs and PSUs remains to be amortized over a weighted average period of 2.2 years. As of June 28, 2019, a total of 2,085,333 RSUs and PSUs remain outstanding with an aggregate intrinsic value of $29.0 million and a weighted average remaining contractual term of 1.4 years.

Restricted Stock Awards — As of June 28, 2019, a total of 75,213 RSAs were outstanding. The total unamortized expense of the Company’s unvested restricted stock awards as of June 28, 2019 was $0.7 million.

The following table summarizes the Company’s RSU, PSU and RSA activity for the six months ended June 28, 2019:

	Shares	Aggregate Fair Value (in thousands)
Unvested restricted stock units and restricted stock awards at December 28, 2018	1,777,379	$14,592
Granted	979,326
Vested	(540,663)
Forfeited	(55,496)
Unvested restricted stock units and restricted stock awards at June 28, 2019	2,160,546	$30,075
Vested and expected to vest restricted stock units and restricted stock awards at June 28, 2019	1,797,789	$25,025

The following table shows the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Cost of sales (1)	$566	$517	$1,204	$1,023
Research and development	45	10	88	71
Sales and marketing	329	193	674	396
General and administrative	1,924	1,636	3,811	3,430
	2,864	2,356	5,777	4,920
Income tax benefit	(3,146)	(312)	(4,609)	(540)
Stock-based compensation expense, net of tax	$(282)	$2,044	$1,168	$4,380

(1)	Stock-based compensation expense capitalized in inventory for the three and six months ended June 28, 2019 and June 29, 2018 was not significant.

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

Adoption of the new standard resulted in the recording of operating lease right of use assets and lease liabilities at the beginning of 2019 of $35.7 million and $38.5 million, respectively, with the difference due to deferred rent that was reclassified to the right-of-use asset value.

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

The Company’s most significant customers (having accounted for 10% or more of sales) and their related sales as a percentage of total sales were as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Lam Research Corporation	40.8%	61.9%	40.3%	64.2%
Applied Materials, Inc.	19.5	21.6	20.2	21.5
Total	60.3%	83.5%	60.5%	85.7%

Three customers’ accounts receivable balances, Lam Research Corporation, Applied Materials, Inc. and ASM International, Inc., were individually greater than 10% of accounts receivable as of June 28, 2019 and December 28, 2018, in the aggregate approximately 62.3% and 62.9% of accounts receivable, respectively.

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

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services.  Sales, value-add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Certain of our customers may receive cash-based incentives, such as rebates or credits, which are accounted for as variable consideration.  We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. As of June 28, 2019, an accrual for unpaid customer rebates of $0.3 million is included in accrued expenses on the Company’s Condensed Consolidated Balance Sheet.

The following table presents the Company's revenues disaggregated by revenue segments (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Semiconductor Products and Solutions	$210,390	$290,213	$410,635	$605,055
Semiconductor Services Business	54,977	—	114,873	—
Total	$265,367	$290,213	$525,508	$605,055

The Company’s principal markets include America, Asia and Europe. The Company’s foreign operations are conducted primarily through its subsidiaries in China, Singapore, Israel, Taiwan, South Korea, United Kingdom and the Czech Republic. Sales by geographic area represent sales to unaffiliated customers and are based upon the location to which the products were shipped or services performed. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
United States	$133,000	$159,187	$270,254	$343,962
China	12,422	16,812	20,430	18,978
Singapore	75,881	82,904	144,153	185,537
Austria	10,308	16,393	24,583	29,929
Korea	17,733	—	36,119
Other	16,023	14,917	29,969	26,649
	$265,367	$290,213	$525,508	$605,055

3. Balance Sheet Information

Inventories consisted of the following (in thousands):

	June 28,	December 28,
	2019	2018
Raw materials	$99,498	$121,383
Work in process	46,482	50,959
Finished goods	18,075	13,774
Total	$164,055	$186,116

Property, equipment and leasehold improvements, net, consisted of the following (in thousands):

	June 28,	December 28,
	2019	2018
Land	$4,287	$4,727
Building	36,895	32,243
Computer equipment and software	32,870	31,342
Furniture and fixtures	4,088	5,764
Machinery and equipment	62,158	57,602
Leasehold improvements	41,108	38,625
Vehicles	647	645
Accumulated depreciation	(53,610)	(42,501)
	128,443	128,447
Construction in progress	16,062	15,012
Total	$144,505	$143,459

4. Acquisitions

QGT

On August 27, 2018, the Company acquired all of the outstanding preferred and common units of QGT, a provider of ultra-high purity parts cleaning, process tool part recoating, surface treatment and analytical services to the semiconductor and related industries, for total purchase consideration of $340.8 million, including an estimated $4.2 million in contingent consideration related to $15.0 million of potential cash earn-out payments if the Company achieves certain specified revenue levels through December 27, 2019. For the three and six months ended June 28, 2019, the Company incurred approximately $2.3 million of costs related to the acquisition, which were expensed as incurred and recorded as general and administrative operating expense. The Company completed this acquisition primarily in order to diversify the Company’s customer base, to create a wafer-starts-based recurring revenue stream, and to expand the Company’s addressable market. The Company borrowed $350.0 million to finance the acquisition and to refinance its existing indebtedness. See further discussion of the new borrowing arrangements in Note 7 to the Notes to Condensed Consolidated Financial Statements.

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

The Merger Agreement contains customary representations and warranties between the Company and QGT, who agreed to indemnify each other for certain breaches of representations, warranties, covenants and other specified matters. Approximately $2.3 million of the purchase price was placed in escrow as security for post-closing working capital adjustments. In addition, approximately $3.4 million of the purchase price was placed in escrow as security for the QGT’s indemnification obligations during the escrow period. The Company also obtained representation and warranty insurance, which expires on August 27, 2024, as an additional source of recourse for certain losses in excess of the amount of funds in the indemnity escrow account.

The allocation of the purchase price is preliminary pending the completion of various analyses and the finalization of estimates. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible assets and liabilities, primarily property and equipment, taxes, intangible assets, and residual goodwill. During the measurement period, which can be no more than one year from the date of acquisition, we expect to continue to obtain information to assist us in determining the final fair value of the net assets acquired at the acquisition date. Assets acquired and liabilities assumed are recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company. Thus, the provisional measurements of fair value discussed above are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. While the Company believes that its estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill.

Subsequent to the filing of the Company’s March 29, 2019 financial statements, the Company continued its analysis of the fair value of the property and equipment acquired and the impact on depreciation expense from the acquisition date through the end of the second quarter of 2019. As a result of its analysis, the Company recorded a reduction in depreciation expense of approximately $1.5 million during the second quarter of 2019. In addition, as part of the Company’s continued analysis of the impact of the intangible assets acquired on its worldwide tax position, the Company recorded deferred tax liabilities that resulted in an increase to goodwill of $5.6 million during the second quarter of 2019.

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Fair Market Values (in thousands)
Cash and cash equivalents	$18,991
Accounts receivable	24,239
Inventories	475
Prepaid expenses and other	12,258
Property and equipment	101,057
Goodwill	70,593
Purchased intangible assets	171,500
Total assets acquired	399,113
Accounts payable	(8,996)
Accrued compensation and related benefits	(7,910)
Other current liabilities	(7,361)
Deferred tax liability	(6,514)
Other liabilities	(13,162)
Total liabilities assumed	(43,943)
Noncontrolling interest	(14,337)
Purchase price allocated	$340,833

		Purchased
	Useful Life	Intangible Assets
	(In years)	(In thousands)
Customer relationships	10	$74,800
Trade name	4	14,900
Recipes	20	73,200
Standard operating procedures	20	8,600
Total purchased intangible assets		$171,500

For the three and six months ended June 28, 2019, amortization of purchased intangible assets of $3.8 million and $7.6 million, respectively, are presented in cost of goods sold and general and administrative expenses in the condensed consolidated statements of operations. In addition, the Company’s condensed consolidated statements of operations for the six months ended June 28, 2019 include $2.3 million of acquisition related costs presented in general and administrative expenses.

DMS

On April 15, 2019, the Company purchased substantially all of the assets of DMS, a semiconductor weldment and solutions provider. Pursuant to the purchase agreement, the former owners of DMS are entitled up to $12.5 million of potential cash earn-out if the combined weldment business achieves certain gross profit and gross margin targets for the twelve months ending June 26, 2020. The fair value of the earn-out at the acquisition date was $1.4 million and was determined using a risk adjusted earnings projection utilizing the Monte Carlo Simulation. These inputs are not observable in the market and thus represent a Level 3 measurement as discussed in Note 1 of the Company’s Consolidated Financial Statements. The total purchase consideration of DMS for purposes of the Company’s purchase price allocation was determined to be $31.4 million, which includes the cash payment of $29.9 million and the fair value of the potential earn-out payments of approximately $1.4 million.

The allocation of the purchase price is preliminary pending the completion of various analyses and the finalization of estimates. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible assets, primarily property and equipment, inventories, intangible assets, taxes, and residual goodwill. During the measurement period, which can be no more than one year from the date of acquisition, we expect to continue to obtain information to assist us in determining the final fair value of the net assets acquired at the acquisition date during the measurement period. Assets acquired and liabilities assumed are recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company. Thus, the provisional measurements of fair value discussed above are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. While the Company believes that its estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the preliminary fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Fair Market Values (in thousands)
Accounts receivable	$1,460
Inventories	10,422
Equipment and leasehold improvements	5,375
Goodwill	10,813
Purchased intangible assets	6,900
Other non-current assets	282
Total assets acquired	35,252
Accounts payable	(3,794)
Other liabilities	(86)
Total liabilities assumed	(3,880)
Purchase price allocated	$31,372

		Purchased
	Useful Life	Intangible Assets
	(In years)	(In thousands)
Customer relationships	6	$6,900

In conjunction with the acquisition of DMS, the results of operations for the three and six months ended June 28, 2019, included charges of $0.2 million attributable to amortization of purchased intangible assets and $1.2 million of acquisition related costs which are included in general and administrative expenses in the Company’s condensed consolidated statements of operations.

Goodwill is not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The following unaudited pro forma consolidated results of operations assume the QGT and DMS acquisitions were completed as of the beginning of the year of the reporting periods presented. The unaudited pro forma consolidated results of operations for the three and six months ended June 28, 2019 (in thousands, except per share amounts) are as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Revenues	$266,498	$362,729	$534,657	$751,220
Net income (loss)	$(202)	$14,645	$1,683	$40,821
Basic earnings per share	$(0.01)	$0.38	$0.04	$1.08
Diluted earnings per share	$(0.01)	$0.37	$0.04	$1.06

The unaudited pro forma results above include adjustments related to the purchase price allocation and financing of the acquisition, primarily to increase amortization for the identifiable intangible assets, to increase interest expense for the additional debt incurred to complete the acquisition and to reflect the related income tax effect. The unaudited pro forma condensed combined financial information has been prepared by management for illustrative purposes only and are not necessarily indicative of the condensed consolidated financial position or results of income in future periods or the results that would have been realized had UCT, DMS and QGT been a combined company during the specified periods. The unaudited pro forma condensed combined financial information does not reflect any operating efficiencies and/or cost savings that the Company may achieve with respect to the combined companies, or any liabilities that may result from integration activities.

5. Goodwill and Purchased Intangible Assets

The Company’s methodology for allocating the purchase price relating to purchase acquisitions is determined through established and generally accepted valuation techniques. Goodwill is measured as the excess of the cost of the acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment at least annually as of Company’s fiscal year end and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company regularly monitors current business conditions and other factors including, but not limited to, adverse industry or economic trends and lower projections of profitability that may impact future operating results.

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

Goodwill and other intangible assets were as follows (in thousands):

	June 28, 2019			December 28, 2018
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
Carrying amount	$166,654	$190,500	$357,154	$150,226	$193,507	$343,733

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

	As of June 28, 2019			As of December 28, 2018
	Gross			Gross
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Useful
	Amount	Amortization	Value	Amount	Amortization	Value	Life
AIT
Customer relationships	$19,000	$(18,808)	$192	$19,000	$(18,617)	$383	7
Tradename	1,900	(1,900)	—	1,900	(1,900)	—	6
Intellectual property/know-how	1,600	(1,600)	—	1,600	(1,486)	114	7
Thermal
Customer relationships	9,900	(4,373)	5,527	9,900	(3,877)	6,023	10
Tradename	1,170	(1,170)	—	1,170	(1,170)	—	6
Intellectual property/know-how	12,300	(6,091)	6,209	12,300	(5,402)	6,898	8-12
FDS
Customer relationships	8,800	(4,596)	4,204	8,800	(4,009)	4,791	7.5
QGT
Customer relationships	74,800	(6,233)	68,567	74,800	(2,500)	72,300	10
Tradename	14,900	(3,186)	11,714	14,900	(1,326)	13,574	4
Recipes	73,200	(3,050)	70,150	73,200	(1,220)	71,980	20
Standard operating procedures	8,600	(358)	8,242	8,600	(143)	8,457	20
DMS
Customer relationships	6,900	(192)	6,708	—	—	—	6
UCT
Tradename	8,987	—	8,987	8,987	—	8,987	*
Total	$242,057	$(51,557)	$190,500	$235,157	$(41,650)	$193,507

*

The Company concluded that the UCT tradename intangible asset life is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The Company amortizes its intangible assets on a straight-line or accelerated basis over the estimated economic life of the assets. Amortization expense was approximately $5.1 million and $1.2 million for the three months ended June 28, 2019 and June 29, 2018, respectively.  Amortization expense related to QGT’s recipes and standard operating procedures is charged to cost of goods sold and the remainder is to general and administrative expense. As of June 28, 2019, future estimated amortization expense is expected to be as follows (in thousands):

Amortization
Expense
2019 (remaining in year)	$10,182
2020	19,799
2021	19,559
2022	19,285
2023	14,213
Thereafter	98,475
Total	$181,513

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

The Term Loan has a maturity date of August 27, 2025, with monthly interest payments in arrears, quarterly principal payments of 0.625% of the original outstanding principal balance payable beginning January 2019, with the remaining principal paid upon maturity. The Term Loan accrues interest at a rate equal to a base LIBOR rate determined by reference to the London interbank offered rate for dollars, plus 4.5% (subject to certain adjustments quarterly based upon the Company’s consolidated leverage ratio). The Company may prepay the Term Loan in whole or in part without penalty after six months from issuance, before which the Company must pay a prepayment fee equal to 1.0% of the aggregate principal amount prepaid. As of June 28, 2019, the Company had an outstanding amount under the Term Loan of $333.4 million, gross of unamortized debt issuance costs of $10.6 million.

The Revolving Credit Facility has an initial available commitment of $65.0 million and a maturity date of August 27, 2023. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. During the second quarter of 2019 the Company borrowed $15.0 million under the Revolving Credit Facility to fund the acquisition of DMS, and as of June 28, 2019, the Company had $15.0 million amount outstanding under the Revolving Credit Facility. The New Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the New Credit Agreement) as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio (as defined in the New Credit Agreement) as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. The Company was in compliance with all covenants for the quarter ended June 28, 2019.

The Letter of Credit Facility has an initial available commitment of $50.0 million and a maturity date of August 27, 2023. The Company pays quarterly in arrears a fee equal to 2.5% (subject to certain adjustments as per the Term Loans) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of June 28, 2019, the Company had $1.5 million of outstanding letters of credit and a remaining available commitments of $48.5 million on the Letter of Credit Facility and $48.5 million on the Revolving Credit Facility.

As of June 28, 2019, FDS had an outstanding amount under a revolving credit facility of 0.3 million euros (approximately $0.3 million) with an interest rate of 1.3% plus a variable rate based on the Euro Interbank Offered Rate.

As of June 28, 2019, the Company’s total bank debt was $338.1 million, net of unamortized debt issuance costs of $10.6 million. As of June 28, 2019, the Company had $48.5 million and 8.0 million euros (approximately $9.1 million) available to borrow on its revolving credit facilities in the U.S. and Czech Republic, respectively.

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

The Company’s income tax provision and effective tax rate for the three and six months ended June 28, 2019 were $2.8 million and 109.8% and $4.3 million and 79.8% and $2.9 million and 13.2% and $5.4 million and 11.0% for the three and six months ended June 29, 2018. The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full federal and state valuation allowances.

The Company’s income tax provision and effective tax rate for the three and six months ended June 28, 2019. The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full federal and state valuation allowances.

Company management continuously evaluates the need for a valuation allowance and, as of June 28, 2019, concluded that a full valuation allowance on its federal and state deferred tax assets was still appropriate.

The Company provides for U.S. income taxes on its undistributed earnings of foreign subsidiaries as required by the TCJA. However, the Company does not provide for any withholding taxes on its undistributed earnings of its subsidiaries that it intends to invest indefinitely outside the U.S. In prior years, the Company determined that a portion of the current year earnings of one of its China subsidiaries may be remitted in the future to one of its foreign subsidiaries outside of mainland China and, accordingly, the Company provided for the related withholding taxes in its condensed consolidated financial statements. The Company remitted a portion of those earnings during 2019 but does not currently expect to remit additional Chinese earnings during the remainder of the year. If the Company changes its intent to reinvest its undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previous anticipated remaining unremitted foreign earnings, the Company could be required to accrue or pay foreign taxes on some or all of these undistributed earnings. As of June 28, 2019, the Company had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $224.5 million. It is not practicable to determine the tax liability that might be incurred if these earnings were to be distributed.

The Company’s gross liability for unrecognized tax benefits, excluding interest, as of June 28, 2019 and June 29, 2018 was $1.0 million and $0.3 million, respectively. Although it is possible, that some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

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

The components of lease expense were as follows (in thousands, except lease term and discount rate):

	For the Three Months Ended June 28, 2019	For the Six Months Ended June 28, 2019
Finance lease cost:
Amortization of right-of-use assets	$33	$66
Interest on lease liabilities	19	79
Operating lease cost	3,265	6,685
Short-term lease cost	394	639
Sublease income	(23)	(64)
Total lease cost	$3,688	$7,405

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$19	$79
Operating cash flows from operating leases	$3,670	$7,108
Financing cash flows from finance leases	$156	$312

		As of June 28, 2019
Finance leases:
Property and equipment		$3,636
Accumulated amortization		80
Property and equipment, net		$3,556

Finance lease liabilities, current		$486
Finance lease liabilities, non-current		2,667
Total finance lease liabilities		$3,153

Weighted-average remaining lease term – finance leases		4.9 years
Weighted-average remaining lease term – operating leases		2.3 years
Weighted-average discount rate – finance leases		7%
Weighted-average discount rate – operating leases		7%

Future annual minimum lease payments and capital lease commitments as of June 28, 2019were as follows (in thousands):

	Operating Leases	Finance Leases
2019 (remaining in year)	$7,057	$312
2020	12,409	623
2021	10,010	623
2022	7,640	616
2023	3,118	569
Thereafter	2,458	840
Total minimum lease payments	42,692	3,583
Less: imputed interest	5,742	430
Lease liability	$36,950	$3,153

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

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to Ultra Clean Holdings, Inc.	$(202)	$18,960	$403	$43,701
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	39,399	38,802	39,261	37,763
Shares used in computation — diluted:
Shares used in computing basic net income per share	39,399	38,802	39,261	37,763
Dilutive effect of common shares outstanding subject to repurchase	—	489	294	649
Dilutive effect of options outstanding	—	6	1	6
Weighted average shares used in computing diluted net income (loss) per share	39,399	39,297	39,556	38,418
Net income (loss) per share attributable to Ultra Clean Holdings, Inc. — basic	$(0.01)	$0.49	$0.01	$1.16
Net income (loss) per share attributable to Ultra Clean Holdings, Inc. — diluted	$(0.01)	$0.48	$0.01	$1.14

11. Commitments and Contingencies

The Company had commitments to purchase inventory totaling approximately $82.6 million at June 28, 2019.

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

Segment Data

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Revenues:
SPS	$210,390	$290,213	$410,635	$605,055
SSB	54,977	—	114,873	—
Total segment revenues	$265,367	$290,213	$525,508	$605,055

Gross profit:
SPS	$29,317	$46,065	$54,998	$94,869
SSB	18,852	—	37,968	—
Total segment gross profit	$48,169	$46,065	$92,966	$94,869

Operating profit:
SPS	$6,368	$22,664	$10,692	$49,572
SSB	2,603	—	6,459	—
Total segment operating profit	$8,971	$22,664	$17,151	$49,572

			June 28,	December 28,
			2019	2018
Assets
SPS			$819,970	$802,715
SSB			188,988	162,762
Total segment assets			$1,008,958	$965,477

At June 28, 2019, approximately $80.4 million and $3.3 million of the Company’s net long-lived assets were located in Asia and Europe, respectively, and the remaining balances were located in the United States. At June 29, 2018, approximately $10.0 million and $1.5 million of the Company’s net long-lived assets were located in Asia and the Czech Republic, respectively, and the remaining balances were located in the United States.

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

We ship a majority of our products and serviced parts to U.S. registered customers with locations both in and outside the U.S. In addition to U.S. manufacturing and service operations, we manufacture products and provide parts cleaning and other related services in our Asian and European facilities to support local and U.S. based customers. We conduct our operating activities primarily through our subsidiaries, Ultra Clean Technology Systems and Service, Inc., AIT, Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd., Ultra Clean Asia Pacific, Pte, Ltd., UCT Thermal Solutions, Inc., UCT Fluid Delivery Solutions s.r.o. QGT and DMS.

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

Beginning in the latter part of 2018 and into the second quarter of 2019, we have seen reduced capital spend as a result of market dynamics such as excess memory levels and a slowdown of China investments that continue to weigh on the equipment market with respect to our Products business. In addition, during the first half of 2019, a reduction in wafer output from our IDM customers impacted our Services business.

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

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	81.8%	84.1%	82.3%	84.3%
Gross profit	18.2%	15.9%	17.7%	15.7%
Operating expenses:
Research and development	1.5%	1.0%	1.4%	1.0%
Sales and marketing	2.0%	1.3%	2.0%	1.2%
General and administrative	11.3%	5.8%	11.0%	5.3%
Total operating expenses	14.8%	8.1%	14.4%	7.5%
Income from operations	3.4%	7.8%	3.3%	8.2%
Interest and other income (expense), net	(2.4)%	(0.3)%	(2.3)%	(0.1)%
Income before provision for income taxes	1.0%	7.5%	1.0%	8.1%
Income tax provision	1.1%	1.0%	0.8%	0.9%
Net income	(0.1)%	6.5	0.2%	7.2
Net income attributable to noncontrolling interest	—%	—	0.1%	—
Net income attributable to UCT	(0.1)%	6.5%	0.1%	7.2%

Revenues

Revenues for the three months ended June 28, 2019 were $265.4 million, a decrease of $24.8 million, or 8.6%, from $290.2 million in the comparable quarter of 2018. The decrease in overall revenues is primarily due to a decrease in SPS semiconductor customer demand offset in part by an increase due to the inclusion of SSB revenue. SPS revenue declined from $290.2 million to $210.4 million and SSB revenue increased from none to $55.0 million. On a geographic basis, revenues in the U.S. increased $7.5 million to $128.0 million, or 48.2% of revenues, for the three months ended June 28, 2019 compared to $120.5 million, or 41.5% of revenues, for the comparable period of 2018. Foreign revenues decreased $32.3 million to $137.4 million, or 51.8% of revenues, for the three months ended June 28, 2019 compared to $169.7 million, or 58.5% of revenues, for the comparable period of 2018.

Revenues for the six months ended June 28, 2019, were $525.5 million, a decrease of $79.6 million, or 13.1%, from $605.1 million in the comparable period of 2018. The decrease in revenues for the six months ended June 28, 2019 was due to a decrease SPS semiconductor customer demand offset in part by an increase due to the inclusion of SSB revenue from none to $114.9 million. Revenues in the U.S. for the six months ended June 28, 2019 decreased by $67.1 million to $187.4 million while foreign revenues decreased by $12.5 million to $338.1 million when compared to the same period in the prior year.

We expect revenues to decrease in the third quarter of fiscal 2019 due to a continued decline in overall customer demand.

Gross Profit

Cost of goods sold consists primarily of purchased materials, labor and overhead, including depreciation related to certain capital assets associated with the design and manufacture of products sold and services performed.

Gross profit for the three months ended June 28, 2019 increased $2.1 million to $48.2 million, or 18.2% of revenues, from $46.1 million, or 15.9% of revenues, for the three months ended June 29, 2018. The increase in gross profit reflects the inclusion of SSB revenues and related gross profit, offset by a decrease in SPS gross profit dollars primarily due to the decrease in SPS revenues as well as to the inclusion of intangible amortization expense related to the acquisition of QGT.

Gross profit for the six months ended June 28, 2019, decreased by $1.9 million to $93.0 million, or 17.7% of revenues, from $94.9 million, or 15.7% of revenues, for the six months ended June 29, 2018. The decrease in gross profit reflects a decrease in SPS gross profit dollars primarily due to the decrease in SPS revenues as well as to the inclusion of intangible amortization expense related to the acquisition of QGT, offset by the inclusion of SSB revenues and related gross profit.

The change in gross margin for both the three-month and six-month periods of 2019 compared to their respective periods in 2018 reflects the inclusion of the higher margin business of SSB, partially offset by a change in product mix with lower product margins of the SPS business as well as the inclusion of amortization expense of intangible assets related to the acquisition of QGT.

Research and Development Expense

Research and development expense consists primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, and other product development and service activities.

Research and development expense for the three months ended June 28, 2019 increased $1.0 million, or 34.5%, to $3.9 million, or 1.5% of revenues, compared to $2.9 million, or 1.0% of revenues in the comparable period in 2018. Research and development expense for the six months ended June 28, 2019 increased by $1.5 million, or 23.7%, to $7.4 million, or 1.4% of revenues, compared to $5.9 million, or 1.0% of revenues in the comparable periods in 2018. The increase in research and development when comparing the three and six months ended June 28, 2019 with the comparable periods in 2018 was due primarily to the inclusion of SSB’s research and development activities offset by a decrease in SPS research and development expense resulting primarily from a decrease in non-production related engineering work.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees, salaries paid to our engineers who work with the sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products and services.

Sales and marketing expense for the three months ended June 28, 2019 increased $1.8 million, or 47.8%, to $5.4 million, or 2.0% of revenues, compared to $3.6 million, or 1.3% of revenues, in the comparable period of 2018. Sales and marketing expense for the six months ended June 28, 2019 increased by $3.4 million, or 44.7%, to $10.8 million, or 2.0% of revenues, compared to $7.4 million, or 1.2% of revenues in the comparable period in 2018. The increase in sales and marketing expense when comparing the three and six months ended June 28, 2019 with the comparable periods in 2018 was mainly due to the inclusion of SSB’s sales and marketing expense activities and to a lesser degree the sales activities of DMS.

General and Administrative Expense

Our general and administrative expense has historically consisted primarily of salaries and overhead associated with our administrative staff, professional fees and amortization expense of our intangible assets.

General and administrative expense increased $13.0 million, or 77.5%, for the three months ended June 28, 2019, to $29.9 million, or 11.3% of revenues, compared with $16.9 million, or 5.8% of revenues, in the comparable period of 2018.  General and administrative expense increased approximately $25.8 million, or 80.8%, for the six months ended June 28, 2019, to $57.7 million, or 11.0% of revenues, compared with $31.9 million, or 5.3% of revenues, in the comparable period of 2018. The increase in general and administrative expenses when comparing the three and six months ended June 28, 2019 with the comparable periods in 2018 is due to the inclusion of SSB and DMS’ general and administrative expenses, higher amortization of finite-lived intangibles related to the acquisitions of QGT and DMS, an increase in acquisition related costs associated with the acquisitions of DMS and to a lesser extent QGT, an increase in outside service costs (primarily related to internal and external audit work performed for SSB) and an increase in the non-capitalizable implementation costs of our new enterprise reporting system.

Interest and Other Income (Expense), net

Interest and other income (expense), net, for the three and six months ended June 28, 2019, was $(6.4) million and $(11.7) million, respectively, compared to $(0.8) million and $(0.5) million, respectively, in the comparable periods of 2018. The increase in net expense for the three and six months ended June 28, 2019 compared to the same periods in the prior year was primarily due to an increase in interest expense as a result of a higher principal balance and interest rate on our new debt related to our acquisition of QGT.

Income Tax Provision

The Company’s income tax provision and effective tax rate for the, three months ended June 28, 2019 and June 29, 2018 were $2.8 million and 109.8%, and $2.9 million and 13.2%, respectively. The tax expense and effective tax rate for the six months ended June 28, 2019 and June 29, 2018 was $4.3 million and 79.8%, and $5.4 million and 11.0%, respectively.

The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full federal and state valuation allowances.

Company management continuously evaluates the need for a valuation allowance on its deferred tax assets and, as of June 28, 2019, concluded that a full valuation allowance on its federal and state was still appropriate.

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

Revenue decreased $79.8 million and $194.4 million for three and six months ended June 28, 2019, respectively against its comparable periods in 2018. The decrease was mainly due to lower customer demand in 2019 compared to 2018.  Gross profit and gross margin decreased in fiscal 2019 compared to the same period in 2018 due primarily to lower sales volume and lower factory utilization.  Operating income and margin were lower due primarily to the lower gross profit and margin.

Certain significant measures for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Segment revenue	$210,390	$290,213	$410,635	$605,055
Segment revenue as a percent of total Company revenue	79.3%	100.0%	78.1%	100.0%
Segment gross profit	$29,317	$46,065	$54,998	$94,869
Segment gross profit as a percent of total SPS revenue	13.9%	15.9%	13.4%	15.7%
Segment operating income	$6,368	$22,664	$10,692	$49,572
Segment operating income as a percent of total SPS revenue	3.0%	7.8%	2.6%	8.2%

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

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Segment revenue	$54,977	—	$114,873	—
Segment revenue as a percent of total Company revenue	20.7%	—	21.9%	—
Segment gross profit	$18,852	—	$37,968	—
Segment gross profit as a percent of total SSB revenue	34.3%	—	33.1%	—
Segment operating income	$2,603	—	$6,459	—
Segment operating income as a percent of total SSB revenue	4.7%	—	5.6%	—

Liquidity and Capital Resources

We have required capital to fund our working capital needs, satisfy our debt obligations, maintain our equipment, purchase new capital equipment and make strategic acquisitions from time to time. As of June 28, 2019, we had cash of $168.1 million compared to $144.1 million as of December 28, 2018. Our cash and cash equivalents, cash generated from operations and amounts available under our revolving line of credit described below were our principal sources of liquidity as of June 28, 2019.

For the six months ended June 28, 2019, total cash provided by operating activities was $68.0 million, an increase of $80.0 million when compared to cash used for operating activities of $12.0 million for the comparable period of 2018. Operating cash flows generated in the six months ended June 28, 2019 reflected mainly net income adjusted for the effect of non-cash activities, including depreciation and amortization of equipment and leasehold improvements, amortization of intangible assets and debt issuance costs, stock-based compensation, change in the fair value of the financial instruments and changes in working capital components. Other drivers of the increase in cash from operating activities included decreases in accounts receivable, inventories, prepaid expenses, and an increase in accrued compensation and related benefits offset by increases in deferred income taxes, other assets and decreases in accounts and income taxes payable. Our cash flows from operations in any given period are largely driven by the timing of sales, the collection of accounts receivable and the payment of accounts payable.

Operating cash flows in the six months ended June 29, 2018 included $10.1 million of non-cash activity comprised of depreciation, amortization of intangibles and stock compensation expense and changes in working capital components.

Net cash used in investing activities for the six months ended June 28, 2019 was approximately $36.2 million mainly attributable to the acquisition of DMS and to the expansion of certain of our facilities in Asia, primarily Korea, and the U.S. Net cash used in investing activities for the six months ended June 29, 2018 was approximately $9.7 million, attributable mostly to the costs related to the development of the Company’s new enterprise reporting system and to the expansion of our facilities in Singapore and California.

Net cash used by financing activities for the six months ended June 28, 2019 was $5.5 million, primarily due to net bank and finance lease payments of $4.3 million. Net cash provided by financing activities for the six months ended June 29, 2018 was $94.6 million, primarily due to the $94.3 million net cash proceeds from the public offering of our common stock in February of 2018 and from net bank borrowings of $2.7 million.

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

In prior years, we determined that a portion of the current year and future year earnings of one of our China subsidiaries may be remitted in the future to one of our foreign subsidiaries outside of mainland China and, accordingly, we provided for the related withholding taxes in our consolidated financial statements. As of June 28, 2019, we had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $224.5 million. As of June 28, 2019, we have cash of approximately $127.9 million in our foreign subsidiaries.

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

The Term Loan has a maturity date of August 27, 2025, with monthly interest payments in arrears, quarterly principal payments of 0.625% of the original outstanding principal balance payable beginning January 2019, with the remaining principal paid upon maturity. The Term Loan accrues interest daily at a rate equal to a base LIBOR rate determined by reference to the London interbank offered rate for dollars, plus 4.5% (subject to certain adjustments quarterly based upon the Company’s consolidated leverage ratio). We may prepay the Term Loan in whole or in part without penalty after six months from issuance, before which we must pay a prepayment fee equal to 1.0% of the aggregate principal amount prepaid. As of June 28, 2019, we had an outstanding amount under the Term Loan of $333.4 million, gross of unamortized debt issuance costs of $10.6 million.

The Revolving Credit Facility has an initial available commitment of $65.0 million and a maturity date of August 27, 2023. We pay a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. During the second quarter of 2019 we borrowed $15.0 million under the Revolving Credit Facility to fund the acquisition of DMS, and as of June 28, 2019, we had $15.0 million amount outstanding amount under the Revolving Credit Facility. The New Credit Agreement requires that we maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the New Credit Agreement) as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio (as defined in the New Credit Agreement) as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. We were in compliance with all covenants for the quarter ended June 28, 2019.

The Letter of Credit Facility has an initial available commitment of $50.0 million and a maturity date of August 27, 2023. We pay quarterly in arrears a fee equal to 2.5% (subject to certain adjustments as per the Term Loans) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of June 28, 2019, we had $1.5 million of outstanding letters of credit and remaining available commitments of $48.5 million on the Letter of Credit Facility and $48.5 million on the Revolving Credit Facility.

As of June 28, 2019, FDS had an outstanding amount under its revolving credit facility of 0.3 million euros (approximately $0.3 million) with an interest rate of 1.3% plus a variable rate based on the Euro Interbank Offered Rate.

As of June 28, 2019, our total bank debt was $338.1 million, net of unamortized debt issuance costs of $10.6 million. As of June 28, 2019, we had $48.5 million and 8.0 million euros (approximately $9.1 million) available to borrow on our revolving credit facilities in the U.S. and Czech Republic, respectively.

The fair value of our long term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The carrying value of our long term debt approximates fair value.

Capital Expenditures

Capital expenditures were $6.0 million during the six months ended June 28, 2019 and were primarily attributable to the costs invested in our manufacturing facilities in the United States, China and Korea as well as costs associated with the ongoing design and implementation of our new enterprise resource planning system. The Company’s anticipated capital expenditures for the remainder of 2019 are expected to be financed primarily from cash from operations.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relations with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Other than operating leases for certain equipment, real estate and purchase order commitments, primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the arrangements described under “Borrowing Arrangements” above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of June 28, 2019 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases (1)	$42,692	$7,057	$30,059	$4,409	$1,167
Finance leases	3,582	$311	$1,862	$1,073	336
Borrowing arrangements (2)	348,727	4,664	26,250	17,500	300,313
Stock purchase obligation (3)	8,500	8,500	—	—	—
Purchase order commitments (4)	82,560	82,560	—	—	—
Total	$486,061	$103,092	$58,171	$22,982	$301,816

(1)

The Company leases facilities in the U.S.A. as well as internationally under non-cancellable leases that expire on various date through 2031. The total balance of $42,692 reflects estimated cash payments for all of the Company’s operating leases, however, the total operating lease liabilities as disclosed in the balance sheet reflects a discount of 7.0%, in accordance with the provisions of ASC 842.

(2)

The total borrowing arrangements reflects obligations under our Term loan totaling $333.4 million gross of $10.6 million of unamortized debt issuance costs and $0.3 million held by FDS, in the Czech Republic.

(3)	The Company is obligated to purchase the stock owned by one of Cinos Co., Ltd shareholders.
(4)	Represents our outstanding purchase orders primarily for inventory.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon our evaluation, we concluded that our disclosure controls and procedures were effective as of June 28, 2019.

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

A relatively small number of OEM customers have historically accounted for a significant portion of our revenues, and we expect this trend to continue. As a group, two customers accounted for 60.5%, 76.6% and 84.4% of sales for the six months ended June 28, 2019, for fiscal years 2018 and 2017, respectively, and we expect that our revenues will continue to be concentrated among a small number of customers. In addition, our customer contracts generally do not require customers to place any orders. Accordingly, the success of our products business depends on OEMs continuing to outsource the manufacturing of critical subsystems to us. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers, whether due to such customer’s decision to not continue to outsource all or a portion of its critical subsystems for its capital equipment to us, such customer giving market share to our competitors or for other reasons, such as a customer’s bankruptcy or insolvency or decreased demand for such customer’s products. We have in the past lost business from customers who have taken the manufacturing of our products in-house, given market share to our competitors or declared bankruptcy. Further, since our customers generally own the designs and other intellectual property to the products we manufacture, we cannot prevent them from licensing such designs and other intellectual property to our competitors for the manufacturing of such products. If we are unable to replace revenue from customers who determine to take subsystem assembly in-house, give market share to our competitors or from whom we otherwise lose business, such events could have a material adverse impact on our financial position and results of operations.

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

Inventory is typically the largest asset on our balance sheet, representing 16.3% of our total assets as of June 28, 2019.  We must manage our inventory of raw materials, work-in-process and finished goods effectively to meet changing customer requirements, while keeping inventory costs down and maintaining or improving gross margins.

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

We have total debt as of June 28, 2019 of $338.1 million. Such debt is composed of a $333.4 million term loan and $15.0 million revolver loan outstanding under our Credit Agreement with Barclays Bank less debt costs of $10.6 million and $0.3 million under FDS’s revolving credit facility in the Czech Republic.

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

Failure to realize the benefits expected from the QGT and DMS acquisitions could adversely affect the value of our common stock.

Although we expect significant benefits to result from the QGT and DMS acquisitions, there can be no assurance that we will actually realize them. Achieving these benefits will depend, in part, on our ability to integrate QGT and DMS' businesses successfully and efficiently. The challenges involved in these integrations, which will be complex and time consuming, include the following: preserving customer and other important relationships of QGT and DMS; managing effectively a new business and competing in a new industry for QGT; consolidating and integrating information technology, finance, general and administrative infrastructures; coordinating sales and marketing efforts to effectively position our capabilities; coordinating and integrating operations in countries in which we have not previously operated; and integrating employees and related HR systems and benefits, maintaining employee morale and retaining key employees. The successful integration of the QGT and DMS businesses will require significant management attention, and may divert the attention of management from our business and operational issues.

If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business, then we may not achieve the anticipated benefits of the QGT and DMS acquisitions and our revenue, expenses, operating results, financial condition and stock price could be materially adversely affected.

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

We made capital expenditures of approximately $6.0 million and $9.7 million for the six months ended June 28, 2019 and June 29, 2018, respectively, respectively, which primarily related to our investment in our manufacturing facilities in the United States, China and Korea. The amount of our future capital requirements will depend on many factors, including:

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

We generated approximately 64.3% and 57.9% of our revenues in international markets for the six months ended June 28, 2019 and June 29, 2018, respectively. Depending on market conditions, we intend to further expand our operations in Asia and Europe. Through our acquisition of QGT, we expanded our operations to several regions outside of the United States, including in South Korea, Taiwan, Ireland, Scotland and Israel, and increased our operations in China and Singapore. The carrying amount of our fixed assets in Asia and Europe were $80.4 million and $3.3 million, respectively as of June 28, 2019.

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

We had $166.7 million of goodwill recorded on our consolidated balance sheet as of June 28, 2019. Goodwill represents the excess of cost over the fair market value of net tangible and finite lived, identifiable intangible assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. During the fourth quarter of each year, we perform an annual review of our goodwill to determine if it has become impaired. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our financial results and net worth could be materially adversely affected.

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

(a) Exhibits

The following exhibits are filed with this quarterly Report on Form 10-Q for the quarter ended June 28, 2019:

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
Date: August 7, 2019

	By:	/S/ JAMES P. SCHOLHAMER
	Name:	James P. Scholhamer
	Title:	Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

Date: August 7, 2019

	By:	/S/ SHERI SAVAGE
	Name:	Sheri Savage
	Title:	Chief Financial Officer, Senior Vice President and Secretary
(Principal Financial Officer and duly authorized signatory)