Form 10-Q
period 2019-09-27
Ultra Clean Holdings, Inc.
filed 2019-11-05
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2019

or

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

Number of shares outstanding of the issuer’s common stock as of October 25, 2019: 39,805,815

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share amounts)

	September 27,	December 28,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$158,690	$144,145
Accounts receivable, net of allowance of $306 and $123, respectively	110,388	106,956
Inventories	153,549	186,116
Prepaid expenses and other	20,283	25,708
Total current assets	442,910	462,925
Property, plant and equipment, net	143,719	143,459
Goodwill	169,557	150,226
Purchased intangibles, net	185,409	193,507
Deferred tax assets, net	12,274	10,167
Operating lease right-of-use assets	33,055	—
Other non-current assets	5,953	5,193
Total assets	$992,877	$965,477
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$9,013	$9,671
Accounts payable	101,008	99,011
Accrued compensation and related benefits	24,552	15,846
Operating lease liabilities	11,578	—
Other current liabilities	16,496	14,770
Total current liabilities	162,647	139,298
Bank borrowings, net of current portion	304,172	331,549
Deferred tax liability	23,411	15,834
Operating lease liabilities	23,809	—
Other non-current liabilities	22,112	27,808
Total liabilities	536,151	514,489
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Preferred stock — $0.001 par value, 10,000,000 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90,000,000 authorized; 39,793,220 and 39,065,935 shares issued and outstanding, in 2019 and 2018, respectively	40	40
Additional paid-in capital	297,976	290,424
Common shares held in treasury, at cost, 601,944 shares in 2019 and 2018	(3,337)	(3,337)
Retained earnings	150,634	149,718
Accumulated other comprehensive loss	(4,349)	(547)
Ultra Clean Holdings, Inc. stockholders' equity	440,964	436,298
Noncontrolling interest	15,762	14,690
Total stockholders’ equity	456,726	450,988
Total liabilities and stockholders’ equity	$992,877	$965,477

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
Revenues	$254,323	$234,079	$779,831	$839,134
Cost of goods sold	206,819	199,084	639,361	709,270
Gross profit	47,504	34,995	140,470	129,864
Operating expenses:
Research and development	3,634	3,284	10,986	9,228
Sales and marketing	5,877	3,839	16,638	11,274
General and administrative	29,735	26,950	87,437	58,868
Total operating expenses	39,246	34,073	115,061	79,370
Income from operations	8,258	922	25,409	50,494
Interest and other income (expense), net	(3,492)	(2,766)	(15,201)	(3,249)
Income (loss) before income tax provision	4,766	(1,844)	10,208	47,245
Income tax provision	3,878	4,596	8,220	9,984
Net income (loss)	888	(6,440)	1,988	37,261
Net income (loss) attributable to noncontrolling interest	375	(443)	1,072	(443)
Net income (loss) attributable to Ultra Clean Holdings, Inc.	$513	$(5,997)	$916	$37,704

Net income (loss) per share attributable to Ultra Clean Holdings, Inc. common stockholders:
Basic	$0.01	$(0.15)	$0.02	$0.99
Diluted	$0.01	$(0.15)	$0.02	$0.97
Shares used in computing net income (loss) per share:
Basic	39,557	38,930	39,363	38,152
Diluted	40,025	38,930	39,746	38,745

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
Net income (loss)	$888	$(6,440)	$1,988	$37,261
Other comprehensive income (loss):
Change in cumulative translation adjustment	(1,626)	(193)	(3,780)	(656)
Cash flow hedges:
Change in fair value of derivatives	(44)	39	48	(24)
Adjustment for net loss realized and included in net loss	(24)	(337)	(70)	(1,247)
Total change in unrealized loss on derivative instruments	(68)	(298)	(22)	(1,271)
Other comprehensive loss, net of tax	(1,694)	(491)	(3,802)	(1,927)

Comprehensive income (loss)	(806)	(6,931)	(1,814)	35,334
Less: Comprehensive income (loss) attributable to noncontrolling interest	375	(37)	1,072	(37)
Comprehensive income (loss) attributable to Ultra Clean Holdings, Inc.	$(1,181)	$(6,894)	$(2,886)	$35,371

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; in thousands, except share)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
	(in thousands, except share amounts)
Balance December 28, 2018	39,065,935	$40	$287,087	$149,718	$(547)	$14,690	$450,988
Issuance under employee stock plans	296,142	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	2,913	—	—	—	2,913
Employees’ taxes paid upon vesting of restricted stock units	(73,840)	—	(850)	—	—	—	(850)
Net income	—	—	—	605	—	749	1,354
Other comprehensive loss	—	—	—	—	(876)	—	(876)
Balance March 29, 2019	39,288,237	$40	$289,150	$150,323	$(1,423)	$15,439	$453,529
Issuance under employee stock plans	296,549	—	125	—	—	—	125
Amortization of stock-based compensation	—	—	2,864	—	—	—	2,864
Employees’ taxes paid upon vesting of restricted stock units	(48,024)	—	(544)	—	—	—	(544)
Net loss	—	—	—	(202)	—	(52)	(254)
Other comprehensive loss	—	—	—	—	(1,232)	—	(1,232)
Balance June 28, 2019	39,536,762	$40	$291,595	$150,121	$(2,655)	$15,387	$454,488
Issuance under employee stock plans	273,460	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	3,301	—	—	—	3,301
Employees’ taxes paid upon vesting of restricted stock units	(17,002)	—	(257)	—	—	—	(257)
Net income	—	—	—	513	—	375	888
Other comprehensive loss	—	—	—	—	(1,694)	—	(1,694)
Balance September 27, 2019	39,793,220	$40	$294,639	$150,634	$(4,349)	$15,762	$456,726

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Interests	Equity
	(in thousands, except share amounts)
Balance December 29, 2017	33,664,940	$34	$185,302	$113,122	$1,847	$—	$300,305
Issuance under employee stock plans	387,071	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	2,566	—	—	—	2,566
Employees’ taxes paid upon vesting of restricted stock units	(92,410)	—	(1,862)	—	—	—	(1,862)
Issuance of common stock in public offering	4,761,905	5	94,322				94,327
Net income	—	—	—	24,741	—	—	24,741
Other comprehensive loss	—	—	—	—	(541)	—	(541)
Balance March 30, 2018	38,721,506	$39	$280,328	$137,863	$1,306	$—	$419,536
Issuance under employee stock plans	248,489	—	144	—	—	—	144
Amortization of stock-based compensation	—	—	2,337	—	—	—	2,337
Employees’ taxes paid upon vesting of restricted stock units	(43,343)	—	(756)	—	—	—	(756)
Net income	—	—	—	18,960	—	—	18,960
Other comprehensive loss	—	—	—	—	(894)	—	(894)
Balance June 29, 2018	38,926,652	$39	$282,053	$156,823	$412	$—	$439,327
Issuance under employee stock plans	97,358	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	2,214	—	—	—	2,214
Employees’ taxes paid upon vesting of restricted stock units	(22,826)	—	(311)	—	—	—	(311)
Noncontrolling interest from acquisition of QGT						12,413	12,413
Net loss	—	—	—	(5,997)	—	(443)	(6,440)
Other comprehensive loss	—	—	—	—	(455)	—	(455)
Balance September 28, 2018	39,001,184	$39	$283,956	$150,826	$(43)	$11,970	$446,748

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended
	September 27,	September 28,
	2019	2018
Cash flows from operating activities:
Net income	$1,988	$37,261
Adjustments to reconcile net income to net cash provided by operating activities (excluding assets acquired and liabilities assumed):
Depreciation and amortization	15,808	5,801
Amortization of finite-lived intangibles	14,998	4,607
Amortization of debt issuance costs	1,346	322
Stock-based compensation	9,078	7,133
Change in the fair value of financial instruments	(3,720)	(499)
Loss on the disposal of assets and business	25	1,352
Changes in assets and liabilities:
Accounts receivable	(2,376)	13,730
Inventories	42,489	37,816
Prepaid expenses and other current assets	1,994	(6,292)
Deferred income taxes	(2,115)	68
Other non-current assets	(776)	(297)
Accounts payable	(282)	(86,699)
Accrued compensation and related benefits	8,757	5,332
Income taxes payable	(1,473)	(3,969)
Other liabilities	3,332	(335)
Net cash provided by operating activities	89,073	15,331
Cash flows from investing activities:
Purchases of property, plant and equipment	(12,665)	(15,526)
Acquisition of businesses, net of cash acquired	(29,873)	(290,462)
Proceeds from insurance and sale of equipment	2,698	—
Net cash used in investing activities	(39,840)	(305,988)
Cash flows from financing activities:
Proceeds from bank borrowings	34,805	382,184
Proceeds from issuance of common stock	126	94,471
Payments on bank borrowings and finance leases	(64,534)	(78,608)
Debt issuance costs paid	—	(12,118)
Employees’ taxes paid upon vesting of restricted stock units	(1,652)	(2,945)
Net cash provided by (used in) financing activities	(31,255)	382,984
Effect of exchange rate changes on cash and cash equivalents	(3,433)	(293)
Net increase in cash and cash equivalents	$14,545	$92,034
Cash and cash equivalents at beginning of period	144,145	68,306
Cash and cash equivalents at end of period	$158,690	$160,340

Supplemental cash flow information:
Income taxes paid	$12,214	$13,594
Income tax refunds	$37	$39
Interest paid	$16,436	$2,951
Non-cash activities:
Operating lease right-of-use assets	$35,633	$-
Operating lease liabilities	$38,493	$-
Fair value of earn-out payment related to acquisitions	$1,428	4,163
Property, plant and equipment purchased included in accounts payable and other liabilities	$4,565	$1,767
Business interruption insurance proceeds receivable	$1,000	$-
Impairment loss due to a facility fire	$-	5,226
Sale of a business unit	$-	$291

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization — Ultra Clean Holdings, Inc. (the “Company” or “UCT”) was founded in November 2002 and became a publicly traded company in March 2004.

The Company is a global leader in the design, engineering, and manufacture of production tools, modules and subsystems for the semiconductor capital equipment industry and industry segments with similar requirements including display, consumer and medical. The Company focuses on providing specialized engineering and manufacturing solutions for these applications.

Through the Company’s acquisition of Quantum Global Technologies, LLC (“QGT”) in August 2018, the Company is also a provider of ultra-high purity outsourced parts cleaning, process tool part recoating, surface treatment and analytical services to the semiconductor and related industries.

On April 15, 2019, the Company purchased substantially all of the assets of Dynamic Manufacturing Solutions, LLC ("DMS"), a semiconductor weldment and solutions provider. See Note 2 to the Company’s Condensed Consolidated Financial Statements for further information about the acquisitions of QGT and DMS.

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

Principles of Consolidation — The Company’s Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries with the ownership interests of minority shareholders presented as noncontrolling interests. All intercompany accounts and transactions have been eliminated upon consolidation.

Segments — The Financial Accounting Standards Board’s (FASB) guidance regarding disclosure about segments in an enterprise and related information establishes standards for the reporting by public business enterprises of information about reportable segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the manner in which management organizes the reportable segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision-maker is the Chief Executive Officer. In March 2019, the Company effected a change in the reporting of its segment financial results to better reflect the reorganization within the Company due to the acquisition of QGT. The Company now operates and reports two segments. See Note 15 to the Company’s Condensed Consolidated Financial Statements.

Foreign Currency Translation and Remeasurement — FDS’ functional currency is not its local currency or the U.S. dollar. The Company remeasures the monetary assets and liabilities of FDS to its functional currency (Euro). Gains and losses from these remeasurements are recorded in interest and other income (expense), net. The Company then translates the assets and liabilities of FDS into the U.S. dollar. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income (AOCI) within stockholders’ equity.

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

Use of Estimates — The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions include reserves on inventory, valuation of deferred tax assets, impairment of goodwill, valuation of pension and purchase obligations and other long-lived assets. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustments. Actual amounts may differ from those estimates.

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

The Company’s most significant customers (having accounted for 10% or more of sales) and their related sales as a percentage of total sales were as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
Lam Research Corporation	37.6%	48.7%	39.4%	59.9%
Applied Materials, Inc.	24.3	23.0	21.5	21.9
Total	61.9%	71.7%	60.9%	81.8%

Three customers’ accounts receivable balances, Lam Research Corporation, Applied Materials, Inc. and ASM International, Inc., were individually greater than 10% of accounts receivable as of September 27, 2019 and December 28, 2018, in the aggregate approximately 67.3% and 62.9% of accounts receivable, respectively.

Fair Value of Measurements — The Company measures its cash equivalents, contingent earn-out liabilities, pension and purchase obligations at fair value on a recurring basis. In August 2018, the Company repaid its debt with East West Bank and as a result, the related interest rate swap contract was consequently cancelled. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:

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

Property, Plant and Equipment, net — Property, plant and equipment are stated at cost, or, in the case of equipment under capital leases, the present value of future minimum lease payments at inception of the related lease. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives of the assets or the terms of the leases. Useful lives range from three to fifty years.

Internal use Software — Direct costs incurred to develop software for internal use are capitalized and amortized over an estimated useful life of three to ten years. Costs related to the design or maintenance of internal use software are expensed as incurred. Capitalized internal use software is included in computer equipment and software as disclosed in Note 3.

Construction in Progress — Construction in progress is related to the construction or development of property, plant and equipment that has not yet been placed in service for their intended use and is, therefore, not depreciated.

Long-lived Assets — The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset group may not be recoverable. The Company assesses the fair value of the assets based on the amount of the undiscounted future cash flows that the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset are less than the carrying value of the asset. If the Company identifies an impairment, the Company reduces the carrying value of the group of assets to comparable market values, when available and appropriate, or to its estimated fair value based on a discounted cash flow approach.

At the end of fiscal year 2018, the Company assessed the useful lives of its long-lived assets, including property, plant and equipment as well as its intangible assets and concluded that no impairment was required.

Non-current assets, or disposal groups comprising assets and liabilities, that are expected to be recovered primarily through sale rather than through continuing use, are classified as held-for-sale. Immediately before classification as held-for-sale or distribution, the assets, or components of a disposal group, are measured at the lower of the carrying amount and fair value less costs to sell. Impairment losses on initial classification as held-for-sale and subsequent gains and losses on remeasurement are recognized in the Condensed Consolidated Statements of Operations. Gains are not recognized in excess of any cumulative impairment loss. Once classified as held-for-sale, intangible assets and property, plant and equipment are no longer amortized or depreciated.

Goodwill and Indefinite Lived Intangible Assets — Goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually. Purchased intangible assets are presented at cost, net of accumulated amortization, and are amortized on either a straight-line method or on an accelerated method over their estimated future discounted cash flows. The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable, such as when reductions in demand or significant economic slowdowns in the semiconductor industry are present.

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

The Company continued to maintain a full valuation allowance on its federal and state deferred tax amounts as of September 27, 2019. Income tax positions must meet a more likely than not recognition threshold to be recognized. Income tax positions that previously failed to meet the more likely than not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the Condensed Consolidated Statements of Operations as income tax expense. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on its results of operations and financial position. Management believes that it has adequately provided for any adjustments that may result from these examinations; however, the outcome of tax audits cannot be predicted with certainty.

Revenue Recognition — On December 30, 2017, the Company adopted Topic 606 using the modified retrospective method to value those contracts which were not completed as of December 30, 2017.  The adoption of Topic 606 did not have a material effect on the Company’s financial position or results of operations.

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

Stock-Based Compensation Expense — The Company maintains stock-based compensation plans which allow for the issuance of equity-based awards to executives and certain employees. These equity-based awards include stock options, restricted stock awards and restricted stock units. The Company also maintains an employee stock purchase plan (“ESPP”) that provides for the issuance of shares to all eligible employees of the Company at a discounted price.

Net Income per Share — Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options and restricted stock using the treasury stock method, except when such shares are anti-dilutive. See Note 14 to the Company’s Condensed Consolidated Financial Statements.

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

Noncontrolling interests — Noncontrolling interests are recognized to reflect the portion of the equity of the majority-owned subsidiaries which is not attributable, directly or indirectly, to the controlling stockholder. Through the acquisition of QGT in August 2018, the Company’s consolidated entities include partially-owned entities. These partially-owned entities are (1) Cinos Co., Ltd (“Cinos”), a South Korean company that provides outsourced cleaning and recycling of precision parts for the semiconductor industry through its operating facilities in South Korea, 86.0% of whose equity interests the Company is obligated to purchase and whose results the Company consolidates and (2) Cinos Xian Clean Technology, Ltd. (“Cinos China”), a Chinese entity that is 60.0% owned by Cinos,. The interest held by others in Cinos and in Cinos China are presented as noncontrolling interests in the accompanying Condensed Consolidated Financial Statements. The noncontrolling interest will continue to be attributed its share of gains and losses even if that attribution results in a deficit noncontrolling interest balance.

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

In determining right-of-use assets and lease liabilities, the Company applied a discount rate to the minimum lease payments within each lease agreement. Accounting Standards Codification (“ASC”) 842 requires companies to use the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. When the Company cannot readily determine the discount rate implicit in the lease agreement, the Company utilizes its incremental borrowing rate. For additional information on the required disclosures related to the impact of adopting this standard, see Note 13 to the consolidated condensed financial statements.

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

Accounting Standard Not Yet Adopted

In August 2018, the FASB issued authoritative guidance that eliminates, amends, and adds disclosure requirements for fair value measurements. While the amended and new disclosure requirements primarily relate to Level 3 fair value measurements, the authoritative guidance also eliminates disclosure requirements related to the amount and reasons for transfer between Level 1 and Level 2 of fair value hierarchy, policy for timing of transfer between levels, and the valuation processes for Level 3 fair value measurements. The authoritative guidance will be effective in the first quarter of fiscal 2020. Early adoption is permitted only for the removal and amendment of certain disclosures, while the new disclosures requirements are to be applied prospectively. The Company is currently evaluating the effect of this new guidance on Company’s Condensed Consolidated Financial Statements.

2. BUSINESS COMBINATIONS

Quantum Global Technologies, LLC

On August 27, 2018, the Company acquired all of the outstanding preferred and common units of QGT, a provider of ultra-high purity parts cleaning, process tool part recoating, surface treatment and analytical services to the semiconductor and related industries, for total purchase consideration of $340.8 million, including an estimated $4.2 million in contingent consideration related to $15.0 million of potential cash earn-out payments if the Company achieves certain specified revenue levels through December 27, 2019. For the three and nine months ended September 27, 2019, the Company incurred approximately $2.3 million of costs related to the acquisition, which were expensed as incurred and recorded as general and administrative operating expense. The Company completed this acquisition primarily in order to diversify the Company’s customer base, to create a wafer-starts-based recurring revenue stream, and to expand the Company’s addressable market. The Company borrowed $350.0 million to finance the acquisition and to refinance its existing indebtedness. See further discussion of the new borrowing arrangements in Note 6 to the Notes to Condensed Consolidated Financial Statements.

The fair value of the earn-out at the acquisition date was determined using the Monte Carlo Simulation, which incorporated risk adjusted revenue projections. These inputs are not observable in the market and thus represent a Level 3 measurement as discussed in Note 1 of the Company’s Condensed Consolidated Financial Statements.

Subsequent to the filing of the Company’s June 28, 2019 financial statements, the Company completed its analysis of the fair value of the property and equipment acquired and the impact on depreciation expense from the acquisition date through the end of the third quarter of 2019. As a result of its analysis, the Company recorded a reduction in the fair value of fixed assets of approximately $0.9 million and a reduction in previously recorded depreciation expense of approximately $0.2 million during the third quarter of 2019. In addition, the Company completed its analysis of the impact of the intangible assets acquired on its worldwide tax position and recorded deferred tax liabilities that resulted in an increase to goodwill of approximately $2.0 million during the third quarter of 2019. The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Fair Market Values (in thousands)
Cash and cash equivalents	$18,991
Accounts receivable	24,239
Inventories	475
Prepaid expenses and other	12,258
Property, plant and equipment	100,116
Goodwill	73,496
Purchased intangible assets	171,500
Total assets acquired	401,075
Accounts payable	(8,996)
Accrued compensation and related benefits	(7,910)
Other current liabilities	(7,361)
Deferred tax liability	(8,476)
Other liabilities	(13,162)
Total liabilities assumed	(45,905)
Noncontrolling interest	(14,337)
Purchase price allocated	$340,833

		Purchased
	Useful Life	Intangible Assets
	(In years)	(In thousands)
Customer relationships	10	$74,800
Trade name	4	14,900
Recipes	20	73,200
Standard operating procedures	20	8,600
Total purchased intangible assets		$171,500

For the three and nine months ended September 27, 2019, amortization of purchased intangible assets of $3.8 million and $11.5 million, respectively, are presented in cost of goods sold and general and administrative expenses in the Condensed Consolidated Statements of Operations.

The results of operations for the Company for the nine months ended September 28, 2018 include operating activity for QGT since its acquisition date of August 27, 2018. For the three and nine months ended September 28, 2018, net revenues of approximately $22.5 million attributable to QGT were included in the consolidated results of operations.

Dynamic Manufacturing Solutions, LLC

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

The allocation of the purchase price is preliminary pending the completion of various analyses and the finalization of estimates primarily related to taxes, inventory and residual goodwill. During the measurement period, which can be no more than one year from the date of acquisition, we expect to continue to obtain information to assist us in determining the final fair value of the net assets acquired at the acquisition date during the measurement period. Assets acquired and liabilities assumed are recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company. Thus, the provisional measurements of fair value discussed above are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. While the Company believes that its estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the preliminary fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

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

In conjunction with the acquisition of DMS, the results of operations for the three and nine months ended September 27, 2019, included charges of $0.3 million and $0.5 million, respectively, attributable to amortization of purchased intangible assets. For the nine months ended September 27, 2019, $1.2 million of acquisition related costs are included in general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations.

The results of operations for the Company for the nine months ended September 27, 2019 include operating activity for DMS since its acquisition date of April 15, 2019. For the three and nine months ended September 27, 2019, net revenues of approximately $11.1 million and $17.5 million, respectively attributable to DMS is included in the consolidated results of operations.

Pro Forma Consolidated Results

The following unaudited pro forma consolidated results of operations assume the QGT and DMS acquisitions were completed as of the beginning of the year of the reporting periods presented. The unaudited pro forma consolidated results of operations for the three and nine months ended September 27, 2019 (in thousands, except per share amounts) are as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
Revenues	$254,323	$287,979	$788,980	$1,039,199
Net income	$550	$4,494	$2,233	$47,062
Basic income per share	$0.01	$0.12	$0.06	$1.23
Diluted income per share	$0.01	$0.12	$0.06	$1.21

The unaudited pro forma results above include adjustments related to the purchase price allocation and financing of the acquisition, primarily to increase amortization for the identifiable intangible assets, to increase interest expense for the additional debt incurred to complete the acquisition and to reflect the related income tax effect. The unaudited pro forma condensed combined financial information has been prepared by management for illustrative purposes only and are not necessarily indicative of the condensed consolidated financial position or results of operations in future periods or the results that would have been realized had UCT, DMS and QGT been a combined company during the specified periods. The unaudited pro forma condensed combined financial information does not reflect any operating efficiencies and/or cost savings that the Company may achieve with respect to the combined companies, or any liabilities that may result from integration activities.

3. BALANCE SHEET INFORMATION

Inventories consisted of the following (in thousands):

	September 27,	December 28,
	2019	2018
Raw materials	$92,036	$121,383
Work in process	46,792	50,959
Finished goods	14,721	13,774
Total	$153,549	$186,116

Property, equipment and leasehold improvements, net, consisted of the following (in thousands):

	September 27,	December 28,
	2019	2018
Land	$3,774	$4,727
Building	36,595	32,243
Computer equipment and software	32,969	31,342
Furniture and fixtures	4,356	5,764
Machinery and equipment	63,006	57,602
Leasehold improvements	44,340	38,625
Vehicles	511	645
Accumulated depreciation	(58,832)	(42,501)
	126,719	128,447
Construction in progress	17,000	15,012
Total	$143,719	$143,459

4. FAIR VALUE MEASUREMENTS

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in thousands):

		Fair Value Measurement at
		Reporting Date Using
Description	September 27, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Forward contracts	$33	$—	$33	$—
Other liabilities:
Contingent earn-out liabilities	$1,428	$—	$—	$1,428
Pension obligation	$3,336	$—	$—	$3,336
Common stock purchase obligation	$8,500	$—	$—	$8,500

		Fair Value Measurement at
		Reporting Date Using
Description	December 28, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets:
Forward contracts	$240	$—	$240	$—
Other liabilities:
Contingent earn-out liability	$3,924	$—	$—	$3,924
Pension obligation	$3,531	$—	$—	$3,531
Common stock purchase obligation	$8,500	$—	$—	$8,500

The Company’s Level 3 liabilities are incurred as a result of the QGT and DMS acquisitions. There were no transfers from Level 1 or Level 2 to Level 3. Fair value adjustments were noncash, and therefore did not impact the Company’s liquidity or capital resources.

Qualitative information about Level 3 fair value measurements are primarily as follows (in thousands, except the range):

	September 27,	Valuation	Unobservable
	2019	Techniques	Input	Range
Contingent earn-out liability	$1,428	Monte Carlo simulation	Revenue discount rate	10.0% - 15.0%
			Internal forecasts	7.5%

Pension obligation	$3,336	Projected unit credit method	Discount rate	2.43% - 2.74%
			Rate on return	1.37% - 1.78%
			Salary increase rate	4.42%

Common stock purchase obligation	$8,500	Discounted cash flow	EBITDA Multiple	6.21

Following is a summary of the Level 3 activity (in thousands):

	Contingent earn-out liability	Purchase obligation	Pension obligation
As of December 28, 2018	$3,924	$8,500	$3,531
Additions	1,428	—	—
Fair value adjustments	(3,924)	—	(195)
As of September 27, 2019	$1,428	$8,500	$3,336

5. GOODWILL AND INTANGIBLE ASSETS

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

The provisions of the accounting standard for goodwill allow companies to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. As part of the qualitative assessment, the Company monitors economic, legal, regulatory and other factors, industry trends, market capitalization, recent and forecasted financial performance of each of its reporting units.

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

Goodwill and other intangible assets were as follows (in thousands):

	September 27, 2019			December 28, 2018
		Intangible			Intangible
	Goodwill	Assets	Total	Goodwill	Assets	Total
Carrying amount	$169,557	$185,409	$354,966	$150,226	$193,507	$343,733

Intangible Assets

Intangible assets are generally recorded in connection with a business acquisition. The Company evaluates the useful lives of its intangible assets at each reporting period to determine whether events and circumstances require revising the remaining period of amortization. Management considers such indicators as significant differences in product demand from the estimates, changes in the competitive and economic environment, technological advances, and changes in cost structure. Purchased intangible assets were as follows (in thousands):

	As of September 27, 2019			As of December 28, 2018
	Gross			Gross
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Useful
	Amount	Amortization	Value	Amount	Amortization	Value	Life
AIT
Customer relationships	$19,000	$(18,904)	$96	$19,000	$(18,617)	$383	7
Tradename	1,900	(1,900)	—	1,900	(1,900)	—	6
Intellectual property/know-how	1,600	(1,600)	—	1,600	(1,486)	114	7
Thermal
Customer relationships	9,900	(4,620)	5,280	9,900	(3,877)	6,023	10
Tradename	1,170	(1,170)	—	1,170	(1,170)	—	6
Intellectual property/know-how	12,300	(6,436)	5,864	12,300	(5,402)	6,898	8-12
FDS
Customer relationships	8,800	(4,889)	3,911	8,800	(4,009)	4,791	7.5
QGT
Customer relationships	74,800	(8,103)	66,697	74,800	(2,500)	72,300	10
Tradename	14,900	(4,116)	10,784	14,900	(1,326)	13,574	4
Recipes	73,200	(3,965)	69,235	73,200	(1,220)	71,980	20
Standard operating procedures	8,600	(466)	8,134	8,600	(143)	8,457	20
DMS
Customer relationships	6,900	(479)	6,421	—	—	—	6
UCT
Tradename	8,987	—	8,987	8,987	—	8,987	*
Total	$242,057	$(56,648)	$185,409	$235,157	$(41,650)	$193,507
*

The Company concluded that the UCT tradename intangible asset life is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The Company amortizes its intangible assets on a straight-line or accelerated basis over the estimated economic life of the assets. Amortization expense was approximately $5.1 million and $2.4 million for the three months ended September 27, 2019 and September 28, 2018, respectively.  Amortization expense related to QGT’s recipes and standard operating procedures is charged to cost of goods sold and the remainder is to general and administrative expense. As of September 27, 2019, future estimated amortization expense is expected to be as follows (in thousands):

Amortization
Expense
2019 (remaining in year)	$5,091
2020	19,799
2021	19,559
2022	19,285
2023	14,213
Thereafter	98,475
Total	$176,422

6. BORROWING ARRANGEMENTS

In August 2018, the Company entered into a credit agreement with Barclays Bank that provided a Term Loan, a Revolving Credit Facility, and a Letter of Credit Facility (the “Credit Facilities”). UCT and certain of its subsidiaries have agreed to secure all of their obligations under the Credit Facilities by granting a first priority lien in substantially all of their respective personal property assets (subject to certain exceptions and limitations). In August 2018, the Company borrowed $350.0 million under the Term Loan and used the proceeds, together with cash on hand, to finance the acquisition of QGT (see Note 2) and to refinance its previous credit facilities.

In August 2018, the Company paid $41.6 million of principal, accrued interest, and fees in settlement of the then-outstanding term loan, revolving credit facility, interest rate swap under the Credit Agreement, and recognized $0.1 million in expense upon extinguishment as Interest and other income (expense), net.

The Term Loan has a maturity date of August 27, 2025, with monthly interest payments in arrears, quarterly principal payments of 0.625% of the original outstanding principal balance payable beginning January 2019, with the remaining principal paid upon maturity. The Term Loan accrues interest at a rate equal to a base LIBOR rate determined by reference to the London interbank offered rate for dollars, plus 4.5% (subject to certain adjustments quarterly based upon the Company’s consolidated leverage ratio).  As of September 27, 2019, the Company had an outstanding amount under the Term Loan of $316.3 million, gross of unamortized debt issuance costs of $10.2 million.

The Revolving Credit Facility has an initial available commitment of $65.0 million and a maturity date of August 27, 2023. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. During the second quarter of 2019 the Company borrowed $15.0 million under the Revolving Credit Facility to fund the acquisition of DMS, and as of September 27, 2019, the Company had $5.0 million amount outstanding under the Revolving Credit Facility.

As of September 27, 2019, interest rates on the outstanding Term Loan and Revolving Credit facility were 6.6% and 4.7%, respectively.

The New Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the New Credit Agreement) as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio (as defined in the New Credit Agreement) as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. The Company was in compliance with all financial covenants as of the quarter ended September 27, 2019.

The Letter of Credit Facility has an initial available commitment of $50.0 million and a maturity date of August 27, 2023. The Company pays quarterly in arrears a fee equal to 2.5% (subject to certain adjustments as per the Term Loans) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of September 27, 2019, the Company had $1.5 million of outstanding letters of credit and a remaining available commitments of $48.5 million on the Letter of Credit Facility and $58.5 million on the Revolving Credit Facility.

As of September 27, 2019, FDS had an outstanding amount under a revolving credit facility of 1.9 million euros (approximately $2.1 million) with an interest rate of 1.3% plus a variable rate based on the Euro Interbank Offered Rate.

Cinos has Credit Agreements with various banks that provide Revolving Credit Facilities for a total available commitment of 4.9 billion Korean Won (approximately $4.3 million) with annual renewals beginning in April 2020 through October 2020 and interest rates ranging from 1.4% - 5.4%.  During the nine months ended September 27, 2019, borrowings under these Revolving Facilities were insignificant and no amounts were outstanding as of September 27, 2019.

As of September 27, 2019, the Company’s total bank debt was $323.4 million, net of unamortized debt issuance costs of $10.2 million. As of September 27, 2019, the Company had $58.5 million and 6.3 million euros (approximately $6.9 million) available to borrow on its revolving credit facilities in the U.S. and Czech Republic, respectively.

The fair value of the Company’s long term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The Company’s carrying value approximates fair value for the Company’s long term debt.

7. INCOME TAX

Effective January 1, 2018, the Tax Act Cuts and Jobs (“TCJA”) created a new requirement to include in U.S. income global intangible low-taxed income (GILTI) earned by controlled foreign corporations (“CFC”). The effect of GILTI, and the associated foreign tax credit, is to effectively create a minimum floor of taxation on CFC profits that must be included currently in the gross income of the CFCs’ U.S. shareholder. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company uses the period cost method in recording the tax effects of GILTI in its financial statements.

The Company’s income tax provision and effective tax rate for the three and nine months ended September 27, 2019 were $3.9 million and 81.4% and $8.2 million and 80.5%, respectively. The Company’s income tax provision and effective tax rate for the three and nine months ended September 28, 2018 were $4.6 million and (249.2)% and $10.0 million and 21.1% The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full federal and state valuation allowances.

Company management continuously evaluates the need for a valuation allowance and, as of September 27, 2019, concluded that a full valuation allowance on its federal and state deferred tax assets was still appropriate.

The Company provides for U.S. income taxes on its undistributed earnings of foreign subsidiaries as required by the TCJA. However, the Company does not provide for any withholding taxes on its undistributed earnings of its subsidiaries that it intends to invest indefinitely outside the U.S. In prior years, the Company determined that a portion of the current year earnings of one of its China subsidiaries may be remitted in the future to one of its foreign subsidiaries outside of China and, accordingly, the Company provided for the related withholding taxes in its Condensed Consolidated Financial Statements. The Company remitted a portion of those earnings during 2019 but does not currently expect to remit additional Chinese earnings during the remainder of the year. If the Company changes its intent to reinvest its undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previous anticipated remaining unremitted foreign earnings, the Company could be required to accrue or pay foreign taxes on some or all of these undistributed earnings. As of September 27, 2019, the Company had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $235.6 million. It is not practicable to determine the tax liability that might be incurred if these earnings were to be distributed.

As of September 27, 2019 and September 28, 2018, the Company’s gross liability for unrecognized tax benefits, excluding interest, was $1.0 million at both periods. Although it is possible, that some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

8. RETIREMENT PLANS

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

The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all employees who meet certain eligibility requirements. Participants could elect to contribute to the 401(k) Plan, on a pre-tax basis, up to 25% of their salary to a maximum of $18,500. The Company may make matching contributions of up to 3% of employee contributions based upon eligibility. The Company made approximately $0.3 million and $0.9 million discretionary employer contributions to the 401(k) Plan in the three and nine months period ended September 27, 2019, respectively.

9. COMMITMENTS AND CONTINGENCIES

The Company had commitments to purchase inventory totaling approximately $100.8 million as of September 27, 2019.

From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of the various legal proceedings and claims cannot be predicted with certainty, the Company has not had a history of outcomes to date that have been material to the Condensed Consolidated Statements of Operations and does not believe that any of these proceedings or other claims will have a material adverse effect on its consolidated financial condition or results of operations.

10. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

QGT owns 51.0% of the outstanding shares of Cinos, a South Korean company that provides outsourced cleaning and recycling of precision parts for the semiconductor industry through its operating facilities in South Korea and, through a 60.0% interest in Cinos China. QGT is obligated to purchase shares held by two other shareholders of Cinos Co., Ltd. representing a combined 35.0% interest. QGT accounted for this unconditional obligation as an assumed liability and derecognized the 35% noncontrolling interest in Cinos China, which brings its controlling interest up to 86%.

The carrying value of the remaining 14.0% interest held by others in Cinos and the 40.0% interest in Cinos China are presented as noncontrolling interests in the accompanying Condensed Consolidated Financial Statements. The fair values of the noncontrolling interests were estimated based on the values of Cinos and Cinos China on a 100.0% basis. The values were calculated based on the pro-rata portion of total forecasted QGT earnings before interest expense, taxes, depreciation and amortization ("EBITDA") contributed by each entity. Management indicated that each entity's pro-rata portion of EBITDA was reasonably reflective of each entity's invested capital value at the acquisition date.

The Company is obligated to purchase common stock owned by a Cinos shareholder at a fixed price per share, while the purchase price per share for the other shareholder is the greater of the then fair value of the common stock and the fixed price per share (floor). The Company has a firm obligation to purchase the shares and a call option, while the two shareholders have a put option. Accordingly, the fair value of the obligation as of September 27, 2019 of $8.5 million has been recorded as a non-current liability in the accompanying Condensed Consolidated Balance Sheets and represents a Level 3 measurement as discussed in Note 1 of the Company’s Condensed Consolidated Financial Statements. The agreement with Cinos allows for the purchase obligation to become due at various times through December 2022.

11. EMPLOYEE STOCK PLANS

Stock-based compensation expense includes compensation costs related to estimated fair values of awards granted. The estimated fair value of the Company’s equity-based awards, net of expected forfeitures, is amortized on a straight-line basis over the awards’ vesting period, typically three years for RSUs and one year for RSAs, and is adjusted for subsequent changes in estimated forfeitures related to all equity-based awards and performance as it relates to performance-based RSUs. The Company applies the fair value recognition provisions based on the FASB’s guidance regarding stock-based compensation.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”) that provides for the issuance of shares to all eligible employees of the Company at a discounted price. Under the ESPP, substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 95 percent of the fair market value of the Company’s stock at the end of each applicable purchase period.

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

There were 77,260 RSUs granted during the quarter ended September 27, 2019, with a weighted average fair value of $13.09. During the quarter ended June 28, 2019, the Company granted 727,676 RSUs and 144,183 PSUs with a weighted average fair value of $12.26 and $12.00, respectively. During the quarter ended March 29, 2019, the Company granted 49,192 RSUs, with a weighted average fair value of $8.98 per share.

During the nine months ended September 27, 2019, 138,866 vested shares were withheld to satisfy withholding tax obligations, resulting in the net issuance of 642,677 shares. As of September 27, 2019, approximately $17.5 million of stock-based compensation cost, net of estimated forfeitures, related to RSUs and PSUs remains to be amortized over a weighted average period of 2.0 years. As of September 27, 2019, a total of 1,804,101 RSUs and PSUs remain outstanding with an aggregate intrinsic value of $26.1 million and a weighted average remaining contractual term of 1.4 years.

Restricted Stock Awards — As of September 27, 2019, a total of 69,783 RSAs were outstanding. The total unamortized expense of the Company’s unvested restricted stock awards as of September 27, 2019 was $0.6 million.

The following table summarizes the Company’s combined RSU, PSU and RSA activity for the nine months ended September 27, 2019:

	Shares	Aggregate Fair Value (in thousands)
Unvested RSUs and RSAs at December 28, 2018	1,777,379	$14,592
Granted	1,068,094
Vested	(819,553)
Forfeited	(152,036)
Unvested RSUs and RSAs as of September 27, 2019	1,873,884	$27,153
Vested and expected to vest RSUs and RSAs as of September 27, 2019	1,660,573	$24,062

The following table shows the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
Cost of goods sold (1)	$578	$374	$1,782	$1,397
Research and development	122	25	209	96
Sales and marketing	275	221	950	616
General and administrative	2,326	1,594	6,137	5,024
	3,301	2,214	9,078	7,133
Income tax benefit	(2,686)	(464)	(7,310)	(1,494)
Stock-based compensation expense, net of tax	$615	$1,750	$1,768	$5,639

(1)	Stock-based compensation expense capitalized in inventory for the three and nine months ended September 27, 2019 and September 28, 2018 was not significant.

12. REVENUE RECOGNITION

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

The Company sells its products and services primarily to customers in the semiconductor capital equipment industry.  The Company’s revenues are highly concentrated, and we are therefore highly dependent upon a small number of customers. Typical payment terms with our customers range from thirty to sixty days.

The Company provides warranty on its products for a period of up to two years and provides for warranty costs at the time of sale based on historical activity. Determination of the warranty reserve requires the Company to make estimates of product return rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of goods sold may be required in future periods. The warranty reserve is included in other current liabilities on the Condensed Consolidated Balance Sheets and are not considered significant.

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

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services.  Sales, value-add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Certain of our customers may receive cash-based incentives, such as rebates or credits, which are accounted for as variable consideration.  We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. As of September 27, 2019, an accrual for unpaid customer rebates of $1.3 million is included in accrued expenses on the Company’s Condensed Consolidated Balance Sheet. The Company's disaggregated revenues is by segments.

The Company’s principal markets include America, Asia and Europe. The Company’s foreign operations are conducted primarily through its subsidiaries in China, Singapore, Israel, Taiwan, South Korea, United Kingdom and the Czech Republic. Below sales by geographic area represent sales to unaffiliated customers and are based upon the location to which the products were shipped or services performed. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
United States	$136,128	$123,655	$406,382	$467,616
Singapore	68,147	62,437	212,300	247,974
South Korea	15,585	9,794	51,704	23,495
Austria	9,676	18,320	34,259	48,249
China	7,677	11,803	28,107	30,782
Other	17,110	8,070	47,079	21,018
	$254,323	$234,079	$779,831	$839,134

13. LEASES

The Company leases offices, facilities and equipment in locations throughout the United States, Asia and Europe. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

The components of lease expense were summarized as follows (in thousands, except lease term and discount rate):

	Three Months Ended September 27, 2019	Nine Months Ended September 27, 2019
Finance lease cost:
Amortization of right-of-use assets	$120	$186
Interest on lease liabilities	83	162
Operating lease cost	3,726	10,410
Short-term lease cost	479	1,117
Sublease income	(45)	(109)
Total lease cost	$4,363	$11,766

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$83	$162
Operating cash flows from operating leases	$3,487	$10,594
Financing cash flows from finance leases	$156	$467

		As of September 27, 2019
Finance leases:
Property, plant and equipment		$3,636
Accumulated amortization		201
Property, plant and equipment, net		$3,435

Finance lease liabilities, current		$495
Finance lease liabilities, non-current		2,590
Total finance lease liabilities		$3,085

Weighted-average remaining lease term – finance leases		4.7 years
Weighted-average remaining lease term – operating leases		2.4 years
Weighted-average discount rate – finance leases		7%
Weighted-average discount rate – operating leases		7%

Future annual minimum lease payments and capital lease commitments as of September 27, 2019 were summarized as follows (in thousands):

	Operating Leases	Finance Leases
2019 (remaining in year)	$3,622	$156
2020	13,550	623
2021	10,817	623
2022	8,329	616
2023	3,117	569
Thereafter	2,456	840
Total minimum lease payments	41,891	3,427
Less: imputed interest	6,504	342
Lease liability	$35,387	$3,085

14. NET INCOME (LOSS) PER SHARE

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

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to Ultra Clean Holdings, Inc.	$513	$(5,997)	$916	$37,704
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	39,557	38,930	39,363	38,152
Shares used in computation — diluted:
Shares used in computing basic net income per share	39,557	38,930	39,363	38,152
Dilutive effect of common shares outstanding subject to repurchase	468	—	382	588
Dilutive effect of options outstanding	—	—	1	5
Weighted average shares used in computing diluted net income (loss) per share	40,025	38,930	39,746	38,745
Net income (loss) per share attributable to Ultra Clean Holdings, Inc. — basic	$0.01	$(0.15)	$0.02	$0.99
Net income (loss) per share attributable to Ultra Clean Holdings, Inc. — diluted	$0.01	$(0.15)	$0.02	$0.97

15. REPORTABLE SEGMENTS

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

The Company uses segment profit or loss as the primary measure of profitability to evaluate operating performance and to allocate capital resources. Segment profit or loss is defined as a segment’s income or loss from continuing operations before other income and income taxes included in the accompanying condensed consolidated statements of operations.

Any intercompany sales and associated profit (and any other intercompany items) are eliminated from segment results. There were no significant intercompany eliminations for the periods presented.

Segment Data

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
Revenues:
SPS	$200,025	$211,548	$610,660	$816,603
SSB	54,298	22,531	169,171	22,531
Total segment revenues	$254,323	$234,079	$779,831	$839,134

Gross profit:
SPS	$29,880	$27,817	$84,878	$122,686
SSB	17,624	7,178	55,592	7,178
Total segment gross profit	$47,504	$34,995	$140,470	$129,864

Operating profit:
SPS	$7,363	$(467)	$18,055	$49,105
SSB	895	1,389	7,354	1,389
Total segment operating profit	$8,258	$922	$25,409	$50,494

			September 27,	December 28,
			2019	2018
Assets
SPS			$817,337	$802,715
SSB			175,540	162,762
Total segment assets			$992,877	$965,477

As of September 27, 2019, approximately $77.8 million and $6.6 million of the Company’s net long-lived assets were located in Asia and Europe, respectively, and the remaining balances were located in the United States. At September 28, 2018, approximately $78.7 million and $2.6 million of the Company’s net long-lived assets were located in Asia and the Czech Republic, respectively, and the remaining balances were located in the United States.

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

Overview and Highlights

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

With our acquisition of Quantum Global Technologies, LLC (“QGT”), on August 27, 2018, a leader in parts cleaning, coating and foundry related analytical services, we expanded our capabilities to provide ultra-high purity parts cleaning, process tool part recoating, surface treatment, and analytical services to the semiconductor and related industries.

We ship a majority of our products and serviced parts to U.S. registered customers with locations both in and outside the U.S. In addition to U.S. manufacturing and service operations, we manufacture products and provide parts cleaning and other related services in our Asian and European facilities to support local and U.S. based customers. We conduct our operating activities primarily through our subsidiaries, Ultra Clean Technology Systems and Service, Inc., AIT, Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd., Ultra Clean Asia Pacific, Pte, Ltd., UCT Thermal Solutions, Inc., UCT Fluid Delivery Solutions s.r.o., QGT and DMS.

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

Critical Accounting Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure at the date of our Condensed Consolidated Financial Statements. From time to time, we evaluate our estimates and judgments, including those related to sales, inventories, goodwill and intangible assets, stock compensation and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We consider certain accounting policies related to revenue recognition, inventory valuation, accounting for income taxes, business combinations, valuation of intangible assets and goodwill, accounting for pension obligations and equity incentives to employees to be critical policies due to the estimates and judgments involved in each.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest December 31. Fiscal year 2019 was the 52-week period ended December 27, 2019, fiscal year 2018 was the 52-week period ended December 28, 2018. The fiscal quarters ended September 27, 2019 and September 28, 2018 were both 13-week periods.

Discussion of Results of Operations for the Three and Nine Months Ended September 27, 2019 Compared to the Three and Nine Months Ended September 28, 2018

The financial information for SSB for the three and nine-month periods represents a full three and nine months of SSB activity in 2019 compared to one month of activity in 2018 for the same periods presented.

The financial information for SPS for the three and nine-month periods represents a full three months and five months of activity in 2019, respectively, for DMS compared to no activity in 2018.

Revenues

Revenues by segment	Three Months Ended			Nine Months Ended
	September 27,	September 28,	Percent	September 27,	September 28,	Percent
(Dollars in thousands)	2019	2018	Change	2019	2018	Change
SPS	$200,025	$211,548	-5.4%	$610,660	$816,603	-25.2%
SSB	54,298	22,531	141.0%	169,171	22,531	650.8%
Total Revenues	$254,323	$234,079		$779,831	$839,134
SPS as a percentage of total revenues	78.6%	90.4%		78.3%	97.3%
SSB as a percentage of total revenues	21.4%	9.6%		21.7%	2.7%

Total SPS revenues decreased in the three and nine months ended September 27, 2019, compared to the same periods in the prior year, primarily due to a slowdown in the semiconductor industry, in particular, the wafer fabrication equipment industry, partially offset by the inclusion of DMS revenue for the nine months ended September 27, 2019. Total SSB revenues increased in the three and nine months ended September 27, 2019, compared to the same periods in the prior year, primarily due to the inclusion of one full quarter of financial results in 2019 compared to one month of financial results in 2018 for the three months ended September 27, 2019 and the inclusion of three full quarters of financial results in 2019 compared to one month of financial results in 2018 for the nine months ended September 27, 2019.

Revenues by geographical classification	Three Months Ended			Nine Months Ended
	September 27,	September 28,	Percent	September 27,	September 28,	Percent
(Dollars in thousands)	2019	2018	Change	2019	2018	Change
United States	$119,130	$102,043	16.7%	$274,338	$356,490	-23.0%
International	135,193	132,036	2.4%	505,493	482,644	4.7%
Total Revenues	$254,323	$234,079		$779,831	$839,134
United States as a percentage of total revenues	46.8%	43.6%		35.2%	42.5%
International as a percentage of total revenues	53.2%	56.4%		64.8%	57.5%

On a geographic basis, revenues represent products shipped from or services performed in our U.S. and international locations, as the case may be. For the three months ended September 27, 2019, United States revenue increased in absolute terms and as a percentage of total revenue due, in part, to our acquisition of DMS, whose customers are primarily based in the United States.  For the nine months ended September 27, 2019, United States revenues decreased in absolute terms, due primarily to the overall decrease in demand of semiconductor products and a shift of product revenues from United States to international. For the nine months ended September 27, 2019, international revenue increased in absolute terms and as a percentage of total revenue, primarily due to the inclusion of  SSB revenues for a full three and nine months, respectively, in 2019 as compared to one month in 2018.

Gross Profit/Margin

	Three Months Ended			Nine Months Ended
	September 27,	September 28,	Percent	September 27,	September 28,	Percent
(Dollars in thousands)	2019	2018	Change	2019	2018	Change
SPS	$29,880	$27,817	7.4%	$84,878	$122,686	-30.8%
SSB	17,624	7,178	145.5%	55,592	7,178	674.5%
Gross profit	$47,504	$34,995		$140,470	$129,864
SPS as a percentage of total Company	62.9%	79.5%		60.4%	94.5%
SSB as a percentage of total Company	37.1%	20.5%		39.6%	5.5%
Gross margin
SPS	14.9%	13.1%		13.9%	15.0%
SSB	32.5%	31.9%		32.9%	31.9%
Total Company	18.7%	15.0%		18.0%	15.5%

SPS gross margin increased in the three months ended September 27, 2019, compared to the same period in the prior year, primarily due to the mix of higher margin products. SPS gross margin decreased in the nine months ended September 27, 2019, compared to the same period in the prior year, primarily due to change in product mix with lower product margins. SSB gross margin percentages remained consistent for the three and nine months ended September 27, 2019, compared to the same periods in the prior year.

Research and Development Expense

	Three Months Ended			Nine Months Ended
	September 27,	September 28,	Percent	September 27,	September 28,	Percent
(Dollars in thousands)	2019	2018	Change	2019	2018	Change
Research and development	$3,634	$3,284	10.7%	$10,986	$9,228	19.1%
Research and development as a percentage of total revenues	1.4%	1.4%		1.4%	1.1%

Research and development expenses increased $0.4 million and $1.8 million in the three and nine months ended September 27, 2019, respectively, compared to the same periods in the prior year, primarily due to the inclusion of SSB and DMS’ research and development activities, partially offset by a decrease in SPS research and development expense resulting primarily from a decrease in non-production related engineering work.

Sales and Marketing Expense

	Three Months Ended			Nine Months Ended
	September 27,	September 28,	Percent	September 27,	September 28,	Percent
(Dollars in thousands)	2019	2018	Change	2019	2018	Change
Sales and marketing	$5,877	$3,839	53.1%	$16,638	$11,274	47.6%
Sales and marketing as a percentage of total revenues	2.3%	1.6%		2.1%	1.3%

Sales and marketing expense increased $2.0 million and $5.4 million in the three and nine months ended September 27, 2019, respectively, compared to the same periods in the prior year, primarily due to the inclusion of SSB and DMS. SSB accounted for approximately $1.1 million and $5.6 million of the increase for the three and nine month periods in 2019, respectively, compared to the same periods in 2018, while SPS accounted for approximately $0.9 million of the increase during the third quarter of 2019 compared to the same period in the prior year due primarily to higher headcount and related payroll costs and the inclusion of DMS.

General and Administrative Expense

	Three Months Ended			Nine Months Ended
	September 27,	September 28,	Percent	September 27,	September 28,	Percent
(Dollars in thousands)	2019	2018	Change	2019	2018	Change
General and administrative	$29,735	$26,950	10.3%	$87,437	$58,868	48.5%
General and administrative as a percentage of total revenues	11.7%	11.5%		11.2%	7.0%

General and Administrative Expense increased $2.8 million and $28.6 million in the three and nine months ended September 27, 2019, respectively, compared to the same periods in the prior year, mainly due to the inclusion of SSB and DMS’ general and administrative expenses, higher amortization of finite-lived intangibles related to the acquisitions of QGT and DMS, an increase in professional fees related to internal and external audit work, an increase in employee related expense due to increases in headcount, and an increase in the non-capitalizable implementation costs of our new enterprise reporting system.

Interest and Other Income (Expense), net

	Three Months Ended			Nine Months Ended
	September 27,	September 28,	Percent	September 27,	September 28,	Percent
(Dollars in thousands)	2019	2018	Change	2019	2018	Change
Interest income	$74	$142	-47.9%	$416	$207	101.0%
Interest expense	(6,636)	(2,254)	194.4%	(19,899)	(3,282)	506.3%
Other income (expense), net	3,070	(654)	-569.4%	4,282	(174)	-2560.9%

Interest expense increased in the three and nine months ended September 27, 2019, compared to the same periods in the prior year, due to a higher average debt balance and average interest rate on our new debt related to our acquisition of QGT.

Other income (expense), net increased in the three and nine months ended September 27, 2019, compared to the same periods in the prior year, due to the decrease in the fair value of the contingent earn-out liability recorded in conjunction with the acquisition of QGT and the recognition of business interruption insurance proceeds related to the fire damage of one of our facilities in Asia.

Income Tax Provision

	Three Months Ended			Nine Months Ended
	September 27,	September 28,	Percent	September 27,	September 28,	Percent
(Dollars in thousands)	2019	2018	Change	2019	2018	Change
Income tax provision	$3,878	$4,596	-15.6%	$8,220	$9,984	-17.7%
Effective tax rate	81.4%	-249.2%		80.5%	21.1%

The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full federal and state valuation allowances.

Company management continuously evaluates the need for a valuation allowance on its deferred tax assets and, as of, concluded that a full valuation allowance on its federal and state was still appropriate.

Liquidity and Capital Resources

	Nine Months Ended
	September 27,	September 28,
(In thousands)	2019	2018
Net cash flow provided by (used in):
Operating activities	$89,073	$15,331
Investing activities	(39,840)	(305,988)
Financing activities	(31,255)	382,984
Effects of exchange rate changes on cash and cash equivalents	(3,433)	(293)
Net increase in cash and cash equivalents	$14,545	$92,034

Our primary cash inflows and outflows were as follows:

•

In the nine months ended September 27, 2019, net cash provided by operating activities was $89.1 million compared to $15.3 million in the nine months ended September 28, 2018. The $73.8 million increase in net cash from operating activities was driven by a $90.3 million increase in the net change from operating assets and liabilities and an $18.8 million increase from non-cash items, partially offset by a $35.3 million decrease in net income.

•	The major contributors to the net change in operating assets and liabilities, net of effects of acquisition, in the nine months ended September 27, 2019 were as follows:
o	Accounts receivable increased $2.4 million primarily due to timing of collections.
o	Prepaid expenses and other current assets decreased $2.0 due to amortization of prepaid expenses.
o	Inventories decreased $42.5 million due primarily to better management of supply chain and inventories on hand.
o	Accrued compensation and related benefits increased $8.8 million, income taxes payable decreased $1.5 million and other liabilities increased $3.3 million, primarily due to the timing of payments.
•

In the nine months ended September 27, 2019, net cash used by investing activities was $39.9 million compared to $306.0 million in the nine months ended September 28, 2018. The change is mainly due to the acquisition of DMS for $29.8 million in 2019 compared to $290.5 million related to the acquisition of QGT during the same period a year ago.

•

In the nine months ended September 27, 2019, net cash used in financing activities was $31.3 million compared to net cash provided of $383.0 million in the nine months ended September 28, 2018. In the nine months ended September 27, 2019, cash used in financing activities mainly included $29.7 million of net cash bank payments while in the nine months ended September 28, 2018, cash provided by financing activities primarily included net bank borrowings of $291.5 million and the $94.3 million net cash proceeds from the public offering of our common stock in February of 2018.

We have required capital to fund our working capital needs, satisfy our debt obligations, maintain our equipment, purchase new capital equipment and make strategic acquisitions from time to time. As of September 27, 2019, we had cash of $158.7 million compared to $144.1 million as of December 28, 2018. Our cash and cash equivalents, cash generated from operations and amounts available under our revolving line of credit described below were our principal sources of liquidity as of September 27, 2019.

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

In prior years, we determined that a portion of the current year and future year earnings of one of our China subsidiaries may be remitted in the future to one of our foreign subsidiaries outside of China and, accordingly, we provided for the related withholding taxes in our Condensed Consolidated Financial Statements. As of September 27, 2019, we had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $235.6 million. As of September 27, 2019, we have cash of approximately $135.3 million in our foreign subsidiaries.

Borrowing Arrangements

The following table summarizes our borrowings:

Dollars in thousands)	September 27, 2019
U.S. Term Loan	$316,250	6.6%
U.S. Revolving Credit Facility	5,000	4.7%
FDS Revolving Credit Facility	$2,106	0.8%
	$323,356

In August 2018, we entered into a credit agreement with Barclays Bank that provided a Term Loan, a Revolving Credit Facility, and a Letter of Credit Facility (the “Credit Facilities”). We and some of our subsidiaries have agreed to secure all of their obligations under the Credit Facilities by granting a first priority lien in substantially all of our respective personal property assets (subject to certain exceptions and limitations). In August 2018, we borrowed $350.0 million under the Term Loan and used the proceeds, together with cash on hand, to finance the acquisition of QGT (see Note 2) and to refinance our previous credit facilities.

In August 2018, we paid $41.6 million of principal, accrued interest, and fees in settlement of the then-outstanding term loan, revolving credit facility, interest rate swap under the Credit Agreement, and recognized $0.1 million in expense upon extinguishment as Interest and other income (expense), net.

The Term Loan has a maturity date of August 27, 2025, with monthly interest payments in arrears, quarterly principal payments of 0.625% of the original outstanding principal balance payable beginning January 2019, with the remaining principal paid upon maturity. The Term Loan accrues interest daily at a rate equal to a base LIBOR rate determined by reference to the London interbank offered rate for dollars, plus 4.5% (subject to certain adjustments quarterly based upon the Company’s consolidated leverage ratio). As of September 27, 2019, we had an outstanding amount under the Term Loan of $316.3 million, gross of unamortized debt issuance costs of $10.2 million.

The Revolving Credit Facility has an initial available commitment of $65.0 million and a maturity date of August 27, 2023. We pay a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. During the second quarter of 2019 we borrowed $15.0 million under the Revolving Credit Facility to fund the acquisition of DMS, and as of September 27, 2019, we had $5.0 million amount outstanding under the Revolving Credit Facility.

As of September 27, 2019, interest rates on the outstanding Term Loan and Revolving Credit facility were 6.6% and 4.7%, respectively.

The New Credit Agreement requires that we maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the New Credit Agreement) as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio (as defined in the New Credit Agreement) as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. We were in compliance with all covenants for the quarter ended September 27, 2019.

The Letter of Credit Facility has an initial available commitment of $50.0 million and a maturity date of August 27, 2023. We pay quarterly in arrears a fee equal to 2.5% (subject to certain adjustments as per the Term Loans) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of September 27, 2019, we had $1.5 million of outstanding letters of credit and remaining available commitments of $48.5 million on the Letter of Credit Facility and $58.5 million on the Revolving Credit Facility.

As of September 27, 2019, FDS had an outstanding amount under a revolving credit facility of 1.9 million euros (approximately $2.1 million) with an interest rate of 1.3% plus a variable rate based on the Euro Interbank Offered Rate.

Cinos has Credit Agreements with various banks that provide Revolving Credit Facilities for a total available commitment of 4.9 billion Korean Won (approximately $4.3 million) with annual renewals beginning in April 2020 through October 2020 and interest rates ranging from 1.4% - 5.4%.  During the nine months ended September 27, 2019, borrowings under these Revolving Facilities were insignificant and no amounts were outstanding as of September 27, 2019.

As of September 27, 2019, our total bank debt was $323.4 million, net of unamortized debt issuance costs of $10.2 million. As of September 27, 2019, we had $58.5 million and 6.3 million euros (approximately $6.9 million) available to borrow on our revolving credit facilities in the U.S. and Czech Republic, respectively.

The fair value of our long term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The carrying value of our long term debt approximates fair value.

Capital Expenditures

Capital expenditures were $11.6 million during the nine months ended September 27, 2019 and were primarily attributable to the costs invested in our manufacturing facilities in the United States, China and South Korea as well as costs associated with the ongoing design and implementation of our new enterprise resource planning system. The Company’s anticipated capital expenditures for the remainder of 2019 are expected to be financed primarily from our cash flow generated from operations.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relations with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Other than operating leases for certain equipment, real estate and purchase order commitments, primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the arrangements described under “Borrowing Arrangements” above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of September 27, 2019 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases (1)	$41,891	$3,622	$32,696	$4,408	$1,165
Finance leases	3,427	$156	$1,862	$1,073	336
Borrowing arrangements (2)	323,356	4,293	26,250	17,500	275,313
Common stock purchase obligation (3)	8,500	8,500	—	—	—
Purchase order commitments (4)	100,789	100,789	—	—	—
Total	$477,963	$117,360	$60,808	$22,981	$276,814

(1)

The Company leases facilities in the U.S.A. as well as internationally under non-cancellable leases that expire on various dates through 2031. The total balance of $41.9 million reflects estimated cash payments for all of the Company’s operating leases, however, the total operating lease liabilities as disclosed in the balance sheet are discounted, in accordance with the provisions of ASC 842, “Leases”.

(2)

The total borrowing arrangements reflects obligations under our Term loan totaling $316.3 million, gross of $10.2 million of unamortized debt issuance costs, $5.0 million under our Revolver loan and $2.1 million held by FDS, in the Czech Republic.

(3)	The Company is obligated to purchase the common stock owned by one of Cinos Co., Ltd shareholders.
(4)	Represents our outstanding purchase orders primarily for inventory.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the period covered by this report. Refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 28, 2018 for a more complete discussion of the market risks we encounter.

ITEM 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon our evaluation, we concluded that our disclosure controls and procedures were effective as of September 27, 2019.

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

From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of the various legal proceedings and claims cannot be predicted with certainty, we have not had a history of outcomes to date that have been material to our Condensed Consolidated Statement of Operations and do not believe that any of these proceedings or other claims will have a material adverse effect on our condensed consolidated financial condition or results of operations.

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

A relatively small number of OEM customers have historically accounted for a significant portion of our revenues, and we expect this trend to continue. As a group, two customers accounted for 61.9% and 76.6% of sales for the nine months ended September 27, 2019 and for 2018 fiscal year, respectively, and we expect that our revenues will continue to be concentrated among a small number of customers. In addition, our customer contracts generally do not require customers to place any orders. Accordingly, the success of our products business depends on OEMs continuing to outsource the manufacturing of critical subsystems to us. Because of the small number of OEMs in the markets we serve, most of which are already our customers, it would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers, whether due to such customer’s decision to not continue to outsource all or a portion of its critical subsystems for its capital equipment to us, such customer giving market share to our competitors or for other reasons, such as a customer’s bankruptcy or insolvency or decreased demand for such customer’s products. We have in the past lost business from customers who have taken the manufacturing of our products in-house, given market share to our competitors or declared bankruptcy. Further, since our customers generally own the designs and other intellectual property to the products we manufacture, we cannot prevent them from licensing such designs and other intellectual property to our competitors for the manufacturing of such products. If we are unable to replace revenue from customers who determine to take subsystem assembly in-house, give market share to our competitors or from whom we otherwise lose business, such events could have a material adverse impact on our financial position and results of operations.

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

We have total debt as of September 27, 2019 of $323.4 million. Such debt is composed of a $316.3 million term loan and $5.0 million revolver loan outstanding under our Credit Agreement with Barclays Bank less debt costs of $10.2 million and $2.1 million under FDS’s revolving credit facility in the Czech Republic.

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

Inventory is typically the largest asset on our balance sheet, representing 15.4% of our total assets as of September 27, 2019.  We must manage our inventory of raw materials, work-in-process and finished goods effectively to meet changing customer requirements, while keeping inventory costs down and maintaining or improving gross margins.

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

We made capital expenditures of approximately $11.6 million and $14.7 million for the nine months ended September 27, 2019 and September 28, 2018, respectively, respectively, which primarily related to our investment in our manufacturing facilities in the United States, China and Korea. The amount of our future capital requirements will depend on many factors, including:

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

We have established and, as circumstances may require, intend to expand our operations globally, which exposes us to risks associated with operating in foreign countries.

We generated approximately 64.8% and 57.5% of our revenues in international markets for the nine months ended September 27, 2019 and September 28, 2018, respectively. Depending on market conditions, we intend to further expand our operations in Asia and Europe. Through our acquisition of QGT, we expanded our operations to several regions outside of the United States, including in South Korea, Taiwan, Ireland, Scotland and Israel, and increased our operations in China and Singapore. The carrying amount of our fixed assets in Asia and Europe were $77.8 million and $6.6 million, respectively as of September 27, 2019.

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

We had $174.3 million of goodwill recorded on our Condensed Consolidated Balance Sheet as of September 27, 2019. Goodwill represents the excess of cost over the fair market value of net tangible and finite lived, identifiable intangible assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. During the fourth quarter of each year, we perform an annual review of our goodwill to determine if it has become impaired. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our financial results and net worth could be materially adversely affected.

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

(a) Exhibits

The following exhibits are filed with this quarterly Report on Form 10-Q for the quarter ended September 27, 2019:

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
Date: November 5, 2019

	By:	/S/ JAMES P. SCHOLHAMER
	Name:	James P. Scholhamer
	Title:	Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

Date: November 5, 2019

	By:	/S/ SHERI SAVAGE
	Name:	Sheri Savage
	Title:	Chief Financial Officer, Senior Vice President
(Principal Financial Officer and duly authorized signatory)