Form 10-Q
period 2020-03-27
Ultra Clean Holdings, Inc.
filed 2020-05-06
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2020

or

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

Number of shares outstanding of the issuer’s common stock as of April 24, 2020: 39.9 million

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 27,	December 27,
(In millions, except par value)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$208.1	$162.5
Accounts receivable, net of allowance for doubtful accounts of $0.2 at March 27, 2020 and $0.3 at December 27, 2019	113.2	112.7
Inventories	187.0	172.4
Prepaid expenses and other current assets	19.6	19.4
Total current assets	527.9	467.0
Property, plant and equipment, net	143.4	145.3
Goodwill	171.1	171.1
Intangibles assets, net	175.4	180.3
Deferred tax assets, net	13.9	15.5
Operating lease right-of-use assets	35.6	34.9
Other non-current assets	4.9	5.2
Total assets	$1,072.2	$1,019.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$8.3	$8.8
Accounts payable	129.3	133.1
Accrued compensation and related benefits	25.0	24.8
Operating lease liabilities	13.4	13.2
Other current liabilities	37.0	30.7
Total current liabilities	213.0	210.6
Bank borrowings, net of current portion	323.9	283.4
Deferred tax liabilities	24.6	25.2
Operating lease liabilities	28.8	28.8
Other liabilities	19.1	18.8
Total liabilities	609.4	566.8
Commitments and contingencies (See Note 9)
Equity:
UCT stockholders’ equity:
Preferred stock — $0.001 par value, 10.0 shares authorized; none outstanding	—	—
Common stock — $0.001 par value, 90.0 shares authorized; 39.9 shares issued and outstanding at March 27, 2020 and December 27, 2019	0.1	0.1
Additional paid-in capital	304.0	300.9
Common shares held in treasury, at cost, 0.6 shares at March 27, 2020 and December 27, 2019	(3.3)	(3.3)
Retained earnings	149.7	140.3
Accumulated other comprehensive loss	(4.6)	(1.3)
Total UCT stockholders' equity	445.9	436.7
Noncontrolling interests	16.9	15.8
Total equity	462.8	452.5
Total liabilities and equity	$1,072.2	$1,019.3

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 27,	March 29,
(In millions, except per share amounts)	2020	2019
Revenues:
Product	$259.4	$200.2
Services	61.5	59.9
Total revenues	320.9	260.1
Cost of revenues:
Product	214.7	174.5
Services	40.5	40.8
Total cost of revenues	255.2	215.3
Gross profit	65.7	44.8
Operating expenses:
Research and development	3.4	3.4
Sales and marketing	5.8	5.4
General and administrative	33.9	27.8
Total operating expenses	43.1	36.6
Income from operations	22.6	8.2
Interest income	0.3	0.2
Interest expense	(5.2)	(6.6)
Other income (expense), net	(2.7)	1.1
Income before provision for income taxes	15.0	2.9
Provision for income taxes	4.5	1.5
Net income	10.5	1.4
Less: Net income attributable to noncontrolling interests	1.1	0.8
Net income attributable to UCT	$9.4	$0.6

Net income per share attributable to UCT common stockholders:
Basic	$0.24	$0.02
Diluted	$0.23	$0.02
Shares used in computing net income per share:
Basic	39.8	39.1
Diluted	40.7	39.4

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 27,	March 29,
(In millions)	2020	2019
Net income	$10.5	$1.4
Other comprehensive income (loss):
Change in cumulative translation adjustment	(3.2)	(0.9)
Change in defined benefit pension plan net actuarial loss	(0.1)	—
Total other comprehensive loss	(3.3)	(0.9)
Other comprehensive income, attributable to noncontrolling interests	1.1	0.8
Comprehensive income (loss) attributable to UCT	$6.1	$(0.3)

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 27,	March 29,
(In millions)	2020	2019
Cash flows from operating activities:
Net income	$10.5	$1.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6.4	6.8
Amortization of intangible assets	4.9	4.9
Stock-based compensation	3.1	2.9
Amortization of debt issuance costs	0.4	0.4
Loss on the disposal of assets and business	—	0.2
Deferred income taxes	1.0	—
Change in the fair value of financial instruments and earn-out liability	3.0	(1.4)
Changes in assets and liabilities:
Accounts receivable	(0.7)	(4.2)
Inventories	(14.7)	5.5
Prepaid expenses and other current assets	(0.2)	(2.4)
Other non-current assets	0.3	(0.9)
Accounts payable	(4.1)	(0.6)
Accrued compensation and related benefits	0.2	3.1
Income taxes payable	1.6	1.3
Operating lease assets and liabilities	(0.4)	—
Other liabilities	4.4	1.1
Net cash provided by operating activities	15.7	18.1
Cash flows from investing activities:
Purchases of property, plant and equipment	(6.7)	(4.8)
Proceeds from sale of equipment	—	0.6
Net cash used in investing activities	(6.7)	(4.2)
Cash flows from financing activities:
Proceeds from bank borrowings	51.5	6.6
Principal payments on bank borrowings and finance leases	(14.5)	(8.9)
Withholding tax on employee equity compensation	—	(0.8)
Net cash provided by (used in) financing activities	37.0	(3.1)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(0.1)
Net increase in cash and cash equivalents	45.6	10.7
Cash and cash equivalents at beginning of period	162.5	144.1
Cash and cash equivalents at end of period	208.1	$154.8
Supplemental cash flow information:
Income taxes paid, net of income tax refunds	$2.0	$4.0
Interest paid	$4.8	$5.6
Non-cash investing and financing activities:
Property, plant and equipment purchased included in accounts payable and other liabilities	$2.9	$7.1

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock			Treasury shares
(In millions)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
Balance December 27, 2019	39.9	$0.1	$300.9	0.6	$(3.3)	$140.3	$(1.3)	$436.7	$15.8	$452.5
Stock-based compensation expense	—	—	3.1	—	—	—	—	3.1	—	3.1
Net income	—	—	—	—	—	9.4	—	9.4	1.1	10.5
Other comprehensive loss	—	—	—	—	—	—	(3.3)	(3.3)	—	(3.3)
Balance March 27, 2020	39.9	$0.1	$304.0	0.6	$(3.3)	$149.7	$(4.6)	$445.9	$16.9	$462.8

	Common Stock			Treasury shares
(In millions)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
Balance December 28, 2018	39.1	$0.1	$290.4	0.6	$(3.3)	$149.7	$(0.6)	$436.3	$14.7	$451.0
Issuance under employee stock plans	0.3	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	2.9	—	—	—	—	2.9	—	2.9
Employees’ taxes paid upon vesting of restricted stock units	(0.1)	—	(0.9)	—	—	—	—	(0.9)	—	(0.9)
Net income	—	—	—	—	—	0.6	—	0.6	0.8	1.4
Other comprehensive loss	—	—	—	—	—	—	(0.9)	(0.9)	—	(0.9)
Balance March 29, 2019	39.3	$0.1	$292.4	0.6	$(3.3)	$150.3	$(1.5)	$438.0	$15.5	$453.5

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization — Ultra Clean Holdings, Inc., (the “Company” or “UCT”) a Delaware corporation, was founded in November 2002 and became a publicly traded company on the NASDAQ Global Market in March 2004. The Company is a global leader in the design, engineering and manufacture of production tools, modules and subsystems for the semiconductor and display capital equipment markets. The Company’s products include chemical delivery modules, frame assemblies, gas delivery systems, fluid delivery systems, precision robotics, process modules as well as other high-level assemblies. The Company’s services provide part cleaning, surface encapsulation, and high sensitivity micro contamination analysis primarily for the semiconductor device makers and wafer fabrication equipment markets.

Historically, the Company operated under one segment. However, as a result of the acquisition of Quantum Global Technologies, LLC (“QGT”), the Company created an additional segment in the first quarter of 2019. The Company elected to reorganize its organizational and reporting structure to capture efficiencies and operating leverage from its recent acquisition of QGT. Since that time, the Company reports results for two segments: Semiconductor Products and Solutions (“Products” or “SPS”) and Semiconductor Services Business (“Services” or “SSB”).

Basis of Presentation — The unaudited Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). This financial information reflects all adjustments which are, in the opinion of the Company, normal, recurring and necessary for the fair financial statement presentation for the dates and periods presented. Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with GAAP, have been condensed or omitted. The Company’s December 27, 2019 balance sheet data were derived from its audited financial statements as of that date.

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

Noncontrolling interests — The Company recognizes noncontrolling interests to reflect the portion of the equity of the majority-owned subsidiaries which is not attributable, directly or indirectly, to the controlling stockholder. The Company’s consolidated entities include partially-owned entities, which are (1) Cinos Co., Ltd (“Cinos Korea”), a South Korean company that provides outsourced cleaning and recycling of precision parts for the semiconductor industry through its operating facilities in South Korea, 86.0% of whose equity interests the Company is obligated to purchase and whose results the Company consolidates and (2) Cinos Xian Clean Technology, Ltd. (“Cinos China”), a Chinese entity that is 60.0% owned by Cinos. The interest held by others in Cinos Korea and in Cinos China are presented as noncontrolling interests in the accompanying Condensed Consolidated Financial Statements. The noncontrolling interests will continue to be attributed their share of gains and losses even if that attribution results in a deficit noncontrolling interests balance.

Segments — The Financial Accounting Standards Board’s (“FASB”) guidance regarding disclosure about segments in an enterprise and related information establishes standards for the reporting by public business enterprises of information about reportable segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the manner in which management organizes the reportable segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision-maker is the Chief Executive Officer. The Company operates and reports two segments. See Note 15 to the Company’s Consolidated Financial Statements.

Foreign Currency Translation and Remeasurement —

The functional currency of the SPS business unit’s foreign subsidiaries is mostly the U.S. dollar, except for its Czech Republic entity, which is the Euro. The functional currency of the SSB business unit’s foreign subsidiaries is mostly local except for its Singapore entity, which is the U.S. dollar.

For the Company’s foreign subsidiaries where the local currency is the functional currency, the Company translates the financial statements of these subsidiaries to U.S. dollars using month-end exchange rates for assets and liabilities, and average exchange rates for revenue, costs and expenses. Translation gains and losses are recorded in AOCI as a component of stockholders' equity. For the Company’s foreign subsidiaries where the U.S. dollar is the functional currency, any gains and losses resulting from the translation of the assets and liabilities are recorded in other income (expense), net.

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

Cash and Cash Equivalents — The Company considers currency on hand, demand deposits, time deposits, and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are held in various financial institutions in the United States and internationally.

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

Two of the Company’s customers accounted for 10% or more of revenues and their related revenues as a percentage of total revenues were as follows:

	Three Months Ended
	March 27,	March 29,
	2020	2019
Lam Research Corporation	44.6%	39.6%
Applied Materials, Inc.	23.4%	20.9%
Total	68.0%	60.5%

In addition, three of the Company’s customers: Lam Research Corporation, Applied Materials, Inc. and ASM International, Inc., had accounts receivable balances that were individually greater than 10% of total accounts receivable as of March 27, 2020 and December 27, 2019, and in the aggregate approximately 70.4% and 66.7% of total accounts receivable, respectively.

Fair Value of Measurements — The Company measures its cash equivalents, contingent earn-out liabilities and common stock purchase obligation at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:

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

The Company assessed the useful lives of its long-lived assets, including property, plant and equipment as well as its intangible assets as of March 27, 2020 and concluded that no impairment was required.

Leases — The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement. When the Company determines the arrangement is a lease, or contains a lease, at lease inception, it then determines whether the lease is an operating lease or a finance lease. Operating and finance leases with lease terms of one year or greater result in the Company recording a right-of-use (ROU) asset and lease liability on its balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are initially recognized based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses the implicit interest rate if readily determinable or when the implicit interest rate is not readily determinable, the Company uses its incremental borrowing rate. The incremental borrowing rate is not a commonly quoted rate and is derived through a combination of inputs including the Company’s credit rating and the impact of full collateralization. The incremental borrowing rate is based on the Company’s collateralized borrowing capabilities over a similar term of the lease payments. The Company utilizes the consolidated group incremental borrowing rate for all leases. The operating lease ROU asset also includes any lease payments made and excludes any lease incentives. Specific lease terms used in computing the ROU assets and lease liabilities may include options to extend or terminate the lease when the Company believes it is reasonably certain that it will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. As allowed by the guidance, the Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Operating leases are included in operating lease ROU assets, other current liabilities, and long-term operating lease liabilities on the Company’s consolidated balance sheet. The Company’s finance leases at March 27, 2020 and at December 27, 2019 were not significant.

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

Defined Benefit Pension Plan — The Company has a noncontributory defined benefit pension plan covering substantially all of the employees of one of its foreign entities upon termination of their employee services. For further discussion of the Company’s defined benefit pension plan see Note 8 of Notes to the Condensed Consolidated Financial Statements.

Revenue Recognition — Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company assesses collectability based on the credit worthiness of the customer and past transaction history. The Company performs on-going credit evaluations of customers and generally does not require collateral from customers.

Shipping and Handling Costs — Shipping and handling costs are included as a component of cost of revenues.

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

The Company continued to maintain a full valuation allowance on its federal and state deferred tax amounts as of March 27, 2020. Income tax positions must meet a more likely than not recognition threshold to be recognized. Income tax positions that previously failed to meet the more likely than not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the Condensed Consolidated Statements of Operations as income tax expense. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a significant impact on its results of operations and financial position. Management believes that it has adequately provided for any adjustments that may result from these examinations; however, the outcome of tax audits cannot be predicted with certainty.

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

Accounting Standard Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

Although there are several other new accounting pronouncements issued by the FASB, the Company does not believe any of these accounting pronouncements had or will have a significant impact on its consolidated financial statements.

2. BUSINESS COMBINATIONS

Dynamic Manufacturing Solutions, LLC (“DMS”)

On April 15, 2019, the Company purchased substantially all of the assets of DMS, a semiconductor weldment and solutions provider. Pursuant to the purchase agreement, the former owners of DMS are entitled to up to $12.5 million of potential cash earn-out if the combined weldment business achieves certain gross profit and gross margin targets for the twelve months ending June 26, 2020. The fair value of the earn-out at the acquisition date was $1.4 million and was determined using a risk adjusted earnings projection utilizing the Monte Carlo Simulation method. These inputs are not observable in the market and thus represent a Level 3 measurement as discussed in Note 1 of the Company’s Condensed Consolidated Financial Statements. The total purchase consideration of DMS for purposes of the Company’s purchase price allocation was determined to be $31.4 million, which includes the cash payment of $29.9 million and the fair value of the potential earn-out payments of approximately $1.5 million.

During the first quarter of fiscal year 2020, the Company reassessed the fair value of the earn-out payment, increasing the fair value from $9.5 million at December 27, 2019 to $12.3 million at March 27, 2020. The increase of $2.8 million was recorded as other expense in the condensed consolidated statement of operations for the three months ended March 27, 2020.

During the quarter ended March 27, 2020, the Company completed the purchase price allocation for the DMS acquisition. The following table summarizes the preliminary fair values of assets acquired and liabilities assumed at the date of acquisition:

Fair Market Values (in millions)
Accounts receivable	$1.5
Inventories	8.9
Equipment and leasehold improvements	5.4
Goodwill	12.3
Purchased intangible assets	6.9
Other non-current assets	0.3
Total assets acquired	35.3
Accounts payable	(3.8)
Other liabilities	(0.1)
Total liabilities assumed	(3.9)
Purchase price allocated	$31.4

		Purchased
	Useful Life	Intangible Assets
	(In years)	(In millions)
Customer relationships	6	$6.9

In conjunction with the acquisition of DMS, the results of operations for the three months ended March 27, 2020, included net revenues of approximately $18.8 million and charges of $0.3 million attributable to amortization of purchased intangible assets.

Pro Forma Consolidated Results

The following unaudited pro forma consolidated results of operations assume the DMS acquisition was completed as of the beginning of the year of the reporting periods presented. The unaudited pro forma consolidated results of operations for the three months ended March 27, 2020 and March 29, 2019 are as follows:

	Unaudited Pro Forma Information
	Year Ended
	Three Months Ended
	March 27,	March 29,
	2020	2019
(In millions, except per share amounts)
Revenues	$320.9	$268.2
Net income	$9.4	$1.7
Basic income per share	$0.24	$0.04
Diluted income per share	$0.23	$0.04

The unaudited pro forma results above include adjustments related to the purchase price allocation and financing of the acquisition, primarily to increase amortization for the identifiable intangible assets, to increase interest expense for the additional debt incurred to complete the acquisition and to reflect the related income tax effect. The unaudited pro forma condensed combined financial information has been prepared by management for illustrative purposes only and are not necessarily indicative of the condensed consolidated financial position or results of operations in future periods or the results that would have been realized had UCT and DMS been a combined company during the specified periods. The unaudited pro forma condensed combined financial information does not reflect any operating efficiencies and/or cost savings that the Company may achieve with respect to the combined companies, or any liabilities that may result from integration activities.

3. BALANCE SHEET INFORMATION

Inventories consisted of the following:

	March 27,	December 27,
(In millions)	2020	2019
Raw materials	$110.9	$99.9
Work in process	61.0	57.6
Finished goods	15.1	14.9
Total	$187.0	$172.4

Property, plant and equipment, net, consisted of the following:

	Useful Life	March 27,	December 27,
(In millions)	(in years)	2020	2019
Land		$4.2	$4.8
Buildings	50	33.2	36.9
Machinery and equipment	5-10	61.7	58.1
Leasehold improvements	*	43.8	41.8
Computer equipment and software	3-10	39.0	32.1
Furniture and fixtures	5	4.4	4.4
		186.3	178.1
Accumulated depreciation		(61.9)	(56.7)
Construction in progress		19.0	23.9
Total		$143.4	$145.3

* Lesser of estimated useful life or remaining lease term

Restructuring

During the first quarter of fiscal year 2020, the Company made a strategic decision to fully integrate QGT’s corporate office responsibilities from Quakertown, PA to UCT’s corporate office in Hayward, CA. As a result, the Company recorded a restructuring charge of $0.8 million, in general and administrative expense, primarily related to employee severance as well as the impaired value of the facility lease and losses on sale of equipment.

4. FAIR VALUE MEASUREMENTS

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

		Fair Value Measurement at
		Reporting Date Using
Description	March 27, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other liabilities:
Contingent earn-out liability	$12.3	$—	$—	$12.3
Pension obligation	$4.9	$—	$—	$4.9
Common stock purchase obligation	$7.0	$—	$—	$7.0

		Fair Value Measurement at
		Reporting Date Using
Description	December 27, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other liabilities:
Contingent earn-out liability	$9.5	$—	$—	$9.5
Common stock purchase obligation	$6.8	$—	$—	$6.8
Pension obligation	$4.4	$—	$—	$4.4

There were no transfers from Level 1 or Level 2 to Level 3. Fair value adjustments were noncash, and therefore did not impact the Company’s liquidity or capital resources. Qualitative information about Level 3 fair value measurements are primarily as follows:

	March 27,	Valuation	Unobservable
	2020	Techniques	Input	Range
(Dollars in millions, except rate/multiple)
Contingent earn-out liability	$12.3	Monte Carlo simulation	Revenue discount rate	7.5%
			Revenue volatility rate	41.0%
Common stock purchase obligation	$7.0	Discounted cash flow	Revenue multiple	1.3
			EBITDA Multiple	5.0
Pension obligation	$4.9	Projected unit credit method	Discount rate	2.0%
			Rate on return	1.5%
			Salary increase rate	4.5%

Following is a summary of the Level 3 activity:

(In millions)	Contingent earn-out liability	Purchase obligation	Pension obligation
As of December 27, 2019	$9.5	$6.8	$4.4
Fair value adjustments	2.8	0.2	0.5
As of March 27, 2020	$12.3	$7.0	$4.9

5. GOODWILL AND INTANGIBLE ASSETS

The Company’s methodology for allocating the purchase price relating to an acquisition is determined through established and generally accepted valuation techniques. Goodwill is measured as the excess of the consideration transferred over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed.

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

Details of aggregate goodwill of the Company are as follows:

(In millions)	SPS	SSB	Total
Balance at December 27, 2019	$97.6	$73.5	$171.1
Adjustments	—	—	—
Balance at March 27, 2020	$97.6	$73.5	$171.1

Intangible Assets

Intangible assets are generally recorded in connection with a business acquisition. The Company evaluates the useful lives of its intangible assets each reporting period to determine whether events and circumstances require revising the remaining period of amortization. In addition, the Company reviews indefinite lived intangible assets for impairment when events or changes in circumstances indicate their carrying value may not be recoverable and tests definite lived intangible assets at least annually for impairment. Management considers such indicators as significant differences in product demand from the estimates, changes in the competitive and economic environment, technological advances, and changes in cost structure.

Details of intangible assets were as follows:

		As of March 27, 2020			As of December 27, 2019
		Gross			Gross
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(Dollars in millions)	(in years)	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	6 - 10	$119.4	$(42.5)	$76.9	$119.4	$(39.8)	$79.6
Tradename	4 - 6*	27.0	(9.0)	18.0	27.0	(8.1)	18.9
Intellectual property/know-how	7 - 12	13.9	(8.7)	5.2	13.9	(8.4)	5.5
Recipes	20	73.2	(5.8)	67.4	73.2	(4.9)	68.3
Standard operating procedures	20	8.6	(0.7)	7.9	8.6	(0.6)	8.0
Total		$242.1	$(66.7)	$175.4	$242.1	$(61.8)	$180.3

*

The Company concluded that the UCT tradename intangible asset amounting to $9.0 million has an indefinite life and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The Company amortizes its intangible assets on a straight-line or accelerated basis over the estimated economic life of the assets. Amortization expense was approximately $4.9 million and $4.9 million for the three months ended March 27, 2020 and March 29, 2019, respectively.  Amortization expense related to QGT’s recipes and standard operating procedures is charged to cost of goods sold and the remainder is charged to general and administrative expense. As of March 27, 2020, future estimated amortization expense is expected to be as follows:

Amortization
(In millions)	Expense
2020 (remaining in year)	$14.8
2021	19.6
2022	19.3
2023	14.2
2024	14.0
Thereafter	84.5
Total	$166.4

6. BORROWING ARRANGEMENTS

In August 2018, the Company entered into a credit agreement with Barclays Bank that provided a Term Loan, a Revolving Credit Facility, and a Letter of Credit Facility (the “Credit Facilities”). UCT and certain of its subsidiaries have agreed to secure all of their obligations under the Credit Facilities by granting a first priority lien in substantially all of their respective personal property assets (subject to certain exceptions and limitations). In August 2018, the Company borrowed $350.0 million under the Term Loan and used the proceeds, together with cash on hand, to finance the acquisition of QGT and to refinance its previous credit facilities.

The Term Loan has a maturity date of August 27, 2025, with monthly interest payments in arrears, quarterly principal payments of 0.625% of the original outstanding principal balance payable beginning January 2019, with the remaining principal paid upon maturity. The Term Loan accrues interest at a rate equal to a base LIBOR rate determined by reference to the London interbank offered rate for dollars, plus 4.5% (subject to certain adjustments quarterly based upon the Company’s consolidated leverage ratio).  At March 27, 2020, the Company had an outstanding amount under the Term Loan of $300.0 million, gross of unamortized debt issuance costs of $9.2 million.

The Revolving Credit Facility has an initial available commitment of $65.0 million and a maturity date of August 27, 2023. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. In March 2020, the Company drew $40.0 million under the Revolving Credit Facility to fund operations, and as of March 27, 2020, the Company had $40.0 million outstanding under the Revolving Credit Facility.

As of March 27, 2020, interest rates on the outstanding Term Loan and Revolving Credit facility were 6.1% and 3.1%, respectively. After December 31, 2021, LIBOR will officially be phased out. The Company will work with its bank to determine alternative risk-free rates.

The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the New Credit Agreement) as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio (as defined in the New Credit Agreement) as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. The Company was in compliance with all financial covenants as of the quarter ended March 27, 2020.

The Letter of Credit Facility has an initial available commitment of $50.0 million and a maturity date of August 27, 2023. The Company pays quarterly in arrears a fee equal to 2.5% (subject to certain adjustments as per the Term Loans) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of March 27, 2020, the Company had $1.5 million of outstanding letters of credit and a remaining available commitments of $48.5 million on the Letter of Credit Facility and $25.0 million on the Revolving Credit Facility.

FDS has a revolving credit facility which renews annually at the end of the fiscal second quarter. As of March 27, 2020, FDS had an outstanding amount of 1.3 million euros (approximately $1.4 million) with an interest rate of 0.9% under the revolving credit facility.

Cinos has Credit Agreements with various banks that provide Revolving Credit Facilities for a total available commitment of 1.9 billion Korean Won (approximately $1.6 million) with annual renewals that began in April 2020 and end in October 2020 and interest rates ranging from 1.4% - 5.4%.  During the three months ended March 27, 2020, borrowings under these Revolving Facilities were insignificant and no amounts were outstanding as of March 27, 2020.

As of March 27, 2020, the Company’s total bank debt was $332.2 million, net of unamortized debt issuance costs of $9.2 million. As of March 27, 2020, the Company had $25.0 million and 7.0 million euros (approximately $7.7 million) available to borrow on its revolving credit facilities in the U.S. and Czech Republic, respectively.

The fair value of the Company’s long term-debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The Company’s carrying value approximates fair value for the Company’s long-term debt.

7. INCOME TAX

The Company’s income tax provision and effective tax rate for the three months ended March 27, 2020 were $4.5 million and 29.8%, respectively. The Company’s income tax provision and effective tax rate for the three months ended March 29, 2019 were $1. 5 million and 52.7%, respectively. The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full federal and state valuation allowances.

Company management continuously evaluates the need for a valuation allowance and, as of March 27, 2020, concluded that a full valuation allowance on its federal and state deferred tax assets was still appropriate.

The Company provides for U.S. income taxes on its undistributed earnings of foreign subsidiaries as required by the Tax Act Cuts and Jobs (TCJA). However, the Company does not provide for any withholding taxes on its undistributed earnings of its subsidiaries that it intends to invest indefinitely outside the U.S. In prior years, the Company determined that a portion of the current year earnings of one of its China subsidiaries may be remitted in the future to one of its foreign subsidiaries outside of China and, accordingly, the Company provided for the related withholding taxes in its Condensed Consolidated Financial Statements. The Company remitted a portion of those earnings during 2019 and may remit the remainder of the earnings in which withholding taxes have already been accrued but does not currently expect to remit any other Chinese earnings. The Company has also historically remitted earnings from its Singapore subsidiary and may do so again in the future. However, the Company has not accrued any withholding taxes on Singapore earnings as the country does not impose a withholding tax. If the Company changes its intent to reinvest its undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previous anticipated remaining unremitted foreign earnings, the Company could be required to accrue or pay foreign taxes on some or all of these undistributed earnings. As of March 27, 2020, the Company had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $241.6 million. It is not practicable to determine the tax liability that might be incurred if these earnings were to be distributed.

As of March 27, 2020 and March 29, 2019, the Company’s gross liability for unrecognized tax benefits, excluding interest, was $1.0 million for both periods. Although it is possible, that some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date.  The CARES Act includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 TCJA. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. The Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company evaluated the impact of the CARES Act and determined that there was no significant impact to the income tax provision for the quarter.

8. RETIREMENT PLANS

Defined Benefit Pension Plan

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

As of March 27, 2020, the benefit obligation of the plan is $8.7 million and the fair value of the benefit plan assets, which are invested in several fixed deposit accounts with a bank is $3.8 million.  As of March 27, 2020, the unfunded balance of the plan of $4.9 million has been accrued for by the Company and is included in other long-term liabilities.  Amounts recognized in accumulated other comprehensive income as of March 27, 2020 is $0.5 million.  The contributions to the plan by the Company and its subsidiaries during the year ended March 27, 2020 was $0.6 million. The benefits expected to be paid from the pension plan in each year from 2020-2024 are $0.8 million, $1.0 million, $2.1 million, $0.9 million and $0.9 million, respectively.  The aggregate benefits expected to be paid in the five years from 2025-2029 are $4.5 million.

Employee Savings and Retirement Plan

The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all employees who meet certain eligibility requirements. Participants could elect to contribute to the 401(k) Plan, on a pre-tax basis, up to 25% of their salary to a maximum of $19,500. The Company may make matching contributions of up to 3% of employee contributions based upon eligibility. The Company made approximately $0.6 million and $0.5 million discretionary employer contributions to the 401(k) Plan in the three months period ended March 27, 2020 and March 29, 2019, respectively.

9. COMMITMENTS AND CONTINGENCIES

Commitment

The Company had commitments to purchase inventory totaling approximately $199.0 million as of March 27, 2020.

Contingency

From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of the various legal proceedings and claims cannot be predicted with certainty, the Company has not had a history of outcomes to date that have been significant to the Condensed Consolidated Statements of Operations and does not believe that any of these proceedings or other claims will have a significant adverse effect on its consolidated financial condition, results of operations or cash flows.

10. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

Noncontrolling Interests

QGT owns 51.0% of the outstanding shares of Cinos, a South Korean company that provides outsourced cleaning and recycling of precision parts for the semiconductor industry through its operating facilities in South Korea and, through a 60.0% interest in Cinos China. QGT is obligated to purchase shares held by two other shareholders of Cinos Korea representing a combined 35.0% interest. QGT accounted for this unconditional obligation as an assumed liability and derecognized any noncontrolling interest related to the 35.0%, which brings its controlling interest up to 86.0%.

The carrying value of the remaining 14.0% interest held by others in Cinos Korea and the 40.0% interest in the Cinos joint venture are presented as noncontrolling interests in the accompanying Condensed Consolidated Financial Statements. The fair values of the noncontrolling interests were estimated based on the values of Cinos Korea and Cinos China on a 100.0% basis. The values were calculated based on the pro-rata portion of total forecasted QGT earnings before interest expense, taxes, depreciation and amortization ("EBITDA") contributed by each entity. Management indicated that each entity's pro-rata portion of EBITDA was reasonably reflective of each entity's invested capital value at the acquisition date.

The Company is obligated to purchase shares owned by a Cinos Korea shareholder at a fixed price per share, while the purchase price per share for the other shareholder is the greater of the then fair value of the stock and the fixed price per share (floor). The Company has a firm obligation to purchase the shares and a call option, while the two shareholders have a put option. As of March 27, 2020, the fair value of the obligation is $7.0 million which has been recorded as a non-current liability in the accompanying consolidated balance sheets and represents a Level 3 measurement as discussed in Note 1 of the Company’s Consolidated Financial Statements. The agreement with Cinos Korea allows for the purchase obligation to become due in December 2022, and once completed, the Company will own 86% of Cinos Korea.

11. EMPLOYEE STOCK PLANS

The Company grants stock awards in the forms of restricted stock units (RSUs) and performance stock units (PSUs) to its employees as part of the Company’s long term equity compensation plan. These stock awards are granted to employees with a unit purchase price of zero dollars and typically vest over three years, subject to the employee’s continued service with the Company and, in the case of PSUs, subject to achieving certain performance goals. The Company also grants common stock to its board members in the form of restricted share awards (RSAs), which vest on the earlier of 1) the next Annual Shareholder Meeting, or 2) 365 days from date of grant.

Stock-based compensation expense includes compensation costs related to estimated fair values of awards granted. The estimated fair value of the Company’s equity-based awards, net of expected forfeitures, is amortized on a straight-line basis over the awards’ vesting period and is adjusted for subsequent changes in estimated forfeitures related to all equity-based awards and performance as it relates to PSUs.

The following table shows the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 27,	March 29,
(In millions)	2020	2019
Cost of goods sold (1)	$0.4	$0.6
Research and development	0.1	0.1
Sales and marketing	0.3	0.3
General and administrative	2.3	1.9
	3.1	2.9
Income tax benefit	(0.9)	(1.5)
Stock-based compensation expense, net of tax	$2.2	$1.4

(1)	Stock-based compensation expense capitalized in inventory for the three months ended March 27, 2020 and March 29, 2019 was not significant.

For purposes of determining compensation expense related to these RSUs, the fair value is determined based on the closing market price of the Company’s common stock on the date of award.

There were 0.1 million RSUs granted during the quarter ended March 27, 2020, with a weighted average fair value of $24.0. As of March 27, 2020, approximately $13.1 million of stock-based compensation cost, net of estimated forfeitures, related to RSUs and PSUs remains to be amortized over a weighted average period of 1.6 years. As of March 27, 2020, a total of 1.8 million RSUs and PSUs remain outstanding with an aggregate intrinsic value of $27.2 million and a weighted average remaining contractual term of one year.

As of March 27, 2020, a total of 0.1 million RSAs were outstanding. The total unamortized expense of the Company’s unvested restricted stock awards as of March 27, 2020 was $0.2 million.

The following table summarizes the Company’s combined RSU, PSU and RSA activity for the three months ended March 27, 2020:

(In millions)	Shares	Aggregate Fair Value
Unvested RSUs, PSUs and RSAs at December 27, 2019	1.8	$41.9
Granted	0.1
Vested	—
Forfeited	(0.1)
Unvested RSUs, PSUs and RSAs as of March 27, 2020	1.8	$27.2
Vested and expected to vest RSUs, PSUs and RSAs as of March 27, 2020	1.6	$24.7

12. REVENUE RECOGNITION

The Company sells its products and services primarily to customers in the semiconductor capital equipment industry. The Company’s revenues are highly concentrated, and we are therefore highly dependent upon a small number of customers. Typical payment terms with our customers range from thirty to sixty days.

The Company’s SPS segment provides warranty on its products for a period of up to two years and provides for warranty costs at the time of sale based on historical activity. Determination of the warranty reserve requires the Company to make estimates of product return rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of goods sold may be required in future periods. The warranty reserve is included in other current liabilities on the Condensed Consolidated Balance Sheets and is not considered significant.

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

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value-add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Certain of our customers may receive cash-based incentives, such as rebates or credits, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. As of March 27, 2020, an accrual for unpaid customer rebates of $2.1 million was included in accrued expenses on the Company’s Consolidated Balance Sheet. The Company's disaggregated revenues are by segments.

The Company’s principal markets include America, Asia and Europe. The Company’s foreign operations are conducted primarily through its subsidiaries in China, Singapore, Israel, Taiwan, South Korea, the United Kingdom and the Czech Republic. Below revenues by geographic area represent revenues to unaffiliated customers and are based upon the location to which the products were shipped or services performed. The following table sets forth revenue by geographic area (in millions):

	Three Months Ended
	March 27,	March 29,
	2020	2019
United States	$142.6	$137.3
Singapore	112.2	68.3
South Korea	20.3	18.4
Taiwan	15.2	8.9
Austria	14.5	14.2
China	9.1	8.0
Other	7.0	5.0
	$320.9	$260.1

13. LEASES

The Company leases offices, facilities and equipment in locations throughout the United States, Asia and Europe.

The Company’s leases do not provide an implicit rate, thus the Company uses an estimated incremental borrowing rate in determining the present value of lease payments.

The components of lease expense were summarized as follows:

	Three Months Ended
	March 27,	March 29,
(Dollars in millions)	2020	2019
Operating lease cost	$3.2	$3.4
Short-term lease cost	0.3	0.2
Total lease cost	$3.5	$3.6

Operating cash flows from operating leases	$4.4	$3.4
Weighted-average remaining lease term – operating leases	2.3	2.9
Weighted-average discount rate – operating leases	5.5%	7.0%

Future annual minimum lease payments and capital lease commitments as of March 27, 2020 were summarized as follows:

(In millions)	Operating Leases
2020 remaining	$11.5
2021	11.8
2022	9.8
2023	5.1
2024	3.1
Thereafter	6.3
Total minimum lease payments	47.6
Less: imputed interest	5.4
Lease liability	$42.2

14. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share:

	Three Months Ended
	March 27,	March 29,
(In millions, except share amounts)	2020	2019
Numerator:
Net income attributable to UCT	$9.4	$0.6
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	39.8	39.1
Shares used in computation — diluted:
Weighted average common shares outstanding	39.8	39.1
Dilutive effect of common shares outstanding subject to repurchase	0.9	0.3
Dilutive effect of options outstanding	—	—
Shares used in computing diluted net income per share	40.7	39.4
Net income per share attributable to UCT — basic	$0.24	$0.02
Net income per share attributable to UCT — diluted	$0.23	$0.02

15. REPORTABLE SEGMENTS

The Company operates and reports results for two operating segments: SPS and SSB. These segments are organized primarily by the nature of the products and service they provide. The Company’s Chief Executive Officer (chief operating decision maker) views and evaluates operations based on the results of each of the reportable segments. The following table describes each segment:

Segment	Product or Services	Markets Served	Geographic Areas
SPS	Assembly Weldments Machining Fabrication	Semiconductor	United States Asia Europe
SSB	Cleaning Analytics	Semiconductor	United States Asia Europe

The Company uses segment profit or loss as the primary measure of profitability to evaluate operating performance and to allocate capital resources. Segment profit or loss is defined as income or loss from continuing operations before other income and income taxes included in the accompanying condensed consolidated statements of operations.

Any intercompany sales and associated profit (and any other intercompany items) are eliminated from segment results. There were no significant intercompany eliminations for the periods presented.

Segment Data

	Three Months Ended
	March 27,	March 29,
	2020	2019
Revenues:
SPS	$259.4	$200.2
SSB	61.5	59.9
Total segment revenues	$320.9	$260.1

Gross profit:
SPS	$44.7	$25.7
SSB	21.0	19.1
Total segment gross profit	$65.7	$44.8

Operating profit:
SPS	$20.3	$4.3
SSB	2.3	$3.9
Consolidated income from operations	$22.6	$8.2

	March 27,	December 27,
	2020	2019
Assets
SPS	$872.2	$828.0
SSB	200.0	191.3
Total segment assets	$1,072.2	$1,019.3

As of March 27, 2020, approximately $79.1 million and $7.8 million of the Company’s net long-lived assets were located in Asia and Europe, respectively, and the remaining balances were located in the United States. At March 29, 2019, approximately $75.7 million and $7.0 million of the Company’s net long-lived assets were located in Asia and Europe, respectively, and the remaining balances were located in the United States.

ITEM 2.	Management’s Discussion And Analysis of Financial Condition And Results Of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on March 11, 2020. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, gross margins and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on March 11, 2020. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a global leader in the design, engineering and manufacture of production tools, modules and subsystems for the semiconductor and display capital equipment markets. Our products include chemical delivery modules, frame assemblies, gas delivery systems, fluid delivery systems, precision robotics, process modules as well as other high-level assemblies. Our services provide part cleaning, surface encapsulation, and high sensitivity micro contamination analysis primarily for the semiconductor device makers and wafer fabrication (WFE) equipment markets.

We ship a majority of our products and provide most of our services to U.S. registered customers with locations both in and outside the U.S. In addition to U.S. manufacturing and service operations, we manufacture products and provide parts cleaning and other related services in our Asian and European facilities to support local and U.S. based customers. We conduct our operating activities primarily through our subsidiaries, Ultra Clean Technology Systems and Service, Inc., American Integration Technologies, LLC, Ultra Clean Micro-Electronics Equipment (Shanghai) Co., Ltd., Ultra Clean Asia Pacific, Pte, Ltd., UCT Thermal Solutions, Inc., UCT Fluid Delivery Solutions s.r.o. (FDS), Quantum Global Technologies, LLC (“QGT”) and Dynamic Manufacturing Solutions, LLC ("DMS").

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

We report results for two segments: Semiconductor Products and Solutions (“SPS”) and Semiconductor Services Business (“SSB”). Our SPS business primarily designs, engineers and manufactures production tools, modules and subsystems for the semiconductor and display capital equipment markets.  SPS products include chemical delivery modules, frame assemblies, gas delivery systems, fluid delivery systems, precision robotics, process modules as well as other high-level assemblies. Our SSB business provides ultra-high purity outsourced parts cleaning, process tool part recoating, surface treatment and analytical services to the semiconductor and related industries, SSB was formed as a result of our acquisition of QGT.

Impact of COVID-19 on Our Business

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the pandemic is in its incipient stages and information is rapidly evolving. Furthermore, the negative impact of the COVID-19 pandemic on capital markets and economies worldwide has been and continues to be severe.

The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our customers, all of which are uncertain and cannot be predicted. Our future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that we may undertake to address financial and operations challenges faced by our customers. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity, or results of operations is uncertain. We will continue to actively monitor the situation and take further actions that may alter our business operations as may be required by federal, state or local authorities or if we determine are in the best interests of our employees, customers, suppliers and shareholders. While we are unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we believe that it is important to share where our company stands today, how our response to COVID-19 is progressing and how our operations and financial condition may change as the fight against COVID-19 progresses. For additional details, see the discussion in the Risk Factors section.

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

There have been no significant changes to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K subsequent to December 27, 2019.  For further information on our critical and other significant accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 27, 2019, as filed with the SEC.

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest December 31. Fiscal year 2020 is the 52-week period ending December 25, 2020, and fiscal year 2019 was the 52-week period ended December 27, 2019. The fiscal quarters ended March 27, 2020 and March 29, 2019 were both 13-week periods.

Discussion of Results of Operations for the Three Months Ended March 27, 2020 Compared to the Three Months Ended March 29, 2019

Revenues

	Three Months Ended
Revenues by segment	March 27,	March 29,	Percent
(Dollars in millions)	2020	2019	Change
SPS	$259.4	$200.2	29.6%
SSB	61.5	59.9	2.7%
Total Revenues	$320.9	$260.1
SPS as a percentage of total revenues	80.8%	77.0%
SSB as a percentage of total revenues	19.2%	23.0%

Total SPS revenues increased in the three months ended March 27, 2020, compared to the same period in the prior year, primarily due to an increase in customer demand in the semiconductor industry, in particular, the wafer fabrication equipment industry, and to the inclusion of a full quarter of revenue related to DMS for the three months ended March 27, 2020. Total SSB revenues increased in the three months ended March 27, 2020, compared to the same periods in the prior year, primarily due to increases in demand across its customer base.

	Three Months Ended
Revenues by Geography	March 27,	March 29,	Percent
(Dollars in millions)	2020	2019	Change
United States	$135.1	$129.3	4.5%
International	185.8	130.8	42.0%
Total Revenues	$320.9	$260.1
Unites States as a percentage of total revenues	42.1%	49.7%
International as a percentage of total revenues	57.9%	50.3%

On a geographic basis, revenues represent products shipped from or services performed in our U.S. and international locations. For the three months ended March 27, 2020, United States revenue increased in absolute terms due, in part, to our acquisition of DMS, whose customers are primarily based in the United States. For the three months ended March 27, 2020, international revenue increased in absolute terms and as a percentage of total revenue, primarily due to overall higher semiconductor demands in the region.

Gross Margin

	Three Months Ended
(Dollars in millions)	March 27,	March 29,	Percent
Dollar by Segment	2020	2019	Change
SPS	$44.7	$25.7	73.9%
SSB	21.0	19.1	9.9%
Gross profit	$65.7	$44.8
Gross Margin by Segment
SPS	17.2%	12.8%
SSB	34.1%	31.9%
Total Company	20.5%	17.2%

SPS gross margin increased in the three months ended March 27, 2020, compared to the same period in the prior year, due to the mix of higher margin products, which included DMS products. SSB gross margin increased in the three months ended March 27, 2020, compared to the same period in the prior year, due to direct labor and material efficiencies along with lower facilities costs.

Research and Development

	Three Months Ended
	March 27,	March 29,	Percent
(Dollars in millions)	2020	2019	Change
Research and development	$3.4	$3.4	0.0%
Research and development as a percentage of total revenues	1.1%	1.3%

Research and development expenses remained consistent for the three months ended March 27, 2020, compared to the same period in the prior year.

Sales and Marketing

	Three Months Ended
	March 27,	March 29,	Percent
(Dollars in millions)	2020	2019	Change
Sales and marketing	$5.8	$5.4	7.4%
Sales and marketing as a percentage of total revenues	1.8%	2.1%

Sales and marketing expenses increased $0.4 million in the three months ended March 27, 2020, compared to the same period in the prior year, primarily due to the inclusion of DMS.

General and Administrative

	Three Months Ended
	March 27,	March 29,	Percent
(Dollars in millions)	2020	2019	Change
General and administrative	$33.9	$27.8	21.9%
General and administrative as a percentage of total revenues	10.6%	10.7%

General and administrative expenses increased $6.1 million in the three months ended March 27, 2020, compared to the same period in the prior year, due to the inclusion of DMS’ general and administrative expenses, an increase in certain professional fees, higher personnel expenses due to increases in headcount, and an increase in restructuring expenses related to the closure of the SSB headquarters in Quakertown, PA.

Interest and Other Income (Expense), net

	Three Months Ended
	March 27,	March 29,	Percent
(Dollars in millions)	2020	2019	Change
Interest income	$0.3	$0.2	50.0%
Interest expense	$(5.2)	$(6.6)	-21.2%
Other income (expense), net	$(2.7)	$1.1	-345.5%

Interest expense decreased in the three months ended March 27, 2020, compared to the same period in the prior year, due to a lower average debt balance and lower interest rates resulting from lower LIBOR rates.

Other income (expense), net increased in the three months ended March 27, 2020, compared to the same period in the prior year, due to increases in the fair value of the contingent earn-out liability of $2.8 million recorded in conjunction with the acquisition of DMS.

Provision for Income Taxes

	Three Months Ended
	March 27,	March 29,	Percent
(Dollars in millions)	2020	2019	Change
Income tax provision	$4.5	$1.5	200.0%
Effective tax rate	29.8%	52.7%

The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full federal and state valuation allowances.

Company management continuously evaluates the need for a valuation allowance on its deferred tax assets and, as of March 27, 2020, concluded that a full valuation allowance on its federal and state was still appropriate.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date.  The CARES Act, includes changes to the tax provisions that benefits business entities, and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. The Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company evaluated the impact of the CARES Act and determined that there was no significant impact to the income tax provision for the quarter.

Liquidity and Capital Resources

Cash and cash Equivalents

The following table summarizes our cash and cash equivalents:

	March 27,	December 27,
(In millions)	2020	2019	Increase
Total cash and cash equivalents	$208.1	$162.5	$45.6

	Three Months Ended
	March 27,	March 29,
(In millions)	2020	2019
Net cash flow provided by (used in):
Operating activities	$15.7	$18.1
Investing activities	(6.7)	(4.2)
Financing activities	37.0	(3.1)
Effects of exchange rate changes on cash and cash equivalents	(0.4)	(0.1)
Net increase in cash and cash equivalents	$45.6	$10.7

Our primary cash inflows and outflows were as follows:

•

In the three months ended March 27, 2020, we generated net cash from operating activities of $15.7 compared to $18.1 million in the three months period ended March 29, 2019. The $2.4 million decrease in net cash from operating activities was driven by a $16.5 million decrease in the net change from operating assets and liabilities offset by a $5.0 million increase from non-cash items and $9.1 million increase in net income.

•	The major contributors to the net change in operating assets and liabilities, net of effects of acquisition, in the three months ended March 27, 2020 were as follows:
•	Accounts receivable increased $0.7 million primarily due to timing of collections.
•	Inventories increased $14.7 million due primarily to an anticipated ramp in customer demand in the second quarter of fiscal year 2020.
•	Accounts payable decreased $4.1 million, income taxes payable increased $1.6 million and other liabilities increased $4.4 million, primarily due to the timing of payments.
•

In the three months ended March 27, 2020, net cash used on investing activities was $6.7 million compared to $4.2 million in the three months ended March 29, 2019. The change is primarily due to the expansion of our previously disclosed and planned SAP ERP implementation in Asia and to the reconstruction of a Cinos building destroyed by fire in South Korea, as previously disclosed.

•

In the three months ended March 27, 2020, net cash provided by financing activities was $37.0 million compared to net cash used of $3.1 million in the three months ended March 29, 2019. The change is mainly due to the $40.0 million we drew from our revolving credit facility in March 2020.

We have required capital to fund our working capital needs, satisfy our debt obligations, maintain our equipment, purchase new capital equipment and make strategic acquisitions from time to time. As of March 27, 2020, we had cash of $208.1 million compared to $162.5 million as of December 27, 2019. Our cash and cash equivalents, cash generated from operations and amounts available under our revolving line of credit described below were our principal sources of liquidity as of March 27, 2020.

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

In prior years, we determined that a portion of the current year and future year earnings of one of our China subsidiaries may be remitted in the future to one of our foreign subsidiaries outside of China and, accordingly, we provided for the related withholding taxes in our Condensed Consolidated Financial Statements. As of March 27, 2020, we had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $241.6 million. As of March 27, 2020, we have cash of approximately $153.4 million in our foreign subsidiaries.

Borrowing Arrangements

The following table summarizes our borrowings:

(Dollars in millions)	Amount	Weighted- Average Interest Rate
U.S. Term Loan	$300.0	6.1%
U.S. Revolving Credit Facility	40.0	3.1%
FDS Revolving Credit Facility	1.4	0.9%
	$341.4

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

The Term Loan has a maturity date of August 27, 2025, with monthly interest payments in arrears, quarterly principal payments of 0.625% of the original outstanding principal balance payable beginning January 2019, with the remaining principal paid upon maturity. The Term Loan accrues interest daily at a rate equal to a base LIBOR rate determined by reference to the London interbank offered rate for dollars, plus 4.5% (subject to certain adjustments quarterly based upon the Company’s consolidated leverage ratio). As of March 27, 2020, we had an outstanding amount under the Term Loan of $300.0 million, gross of unamortized debt issuance costs of $9.2 million.

The Revolving Credit Facility has an initial available commitment of $65.0 million and a maturity date of August 27, 2023. We pay a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. During the first quarter of 2020 we drew $40.0 million under the Revolving Credit Facility to fund operations, and as of March 27, 2020, we had $40.0 million outstanding under the Revolving Credit Facility.

As of March 27, 2020, interest rates on the outstanding Term Loan and Revolving Credit facility were 6.1% and 3.1%, respectively. After December 31, 2021, LIBOR will officially be phased out. We will work with its bank to determine alternative risk-free rates.

The Credit Agreement requires that we maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the New Credit Agreement) as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio (as defined in the New Credit Agreement) as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. We were in compliance with all covenants for the quarter ended March 27, 2020.

The Letter of Credit Facility has an initial available commitment of $50.0 million and a maturity date of August 27, 2023. We pay quarterly in arrears a fee equal to 2.5% (subject to certain adjustments as per the Term Loans) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of March 27, 2020, we had $1.5 million of outstanding letters of credit and remaining available commitments of $48.5 million on the Letter of Credit Facility and $25.0 million on the Revolving Credit Facility.

As of March 27, 2020, FDS had an outstanding amount under a revolving credit facility of 1.3 million euros (approximately $1.4 million) with an interest rate of 0.9%.

Cinos has Credit Agreements with various banks that provide Revolving Credit Facilities for a total available commitment of 1.9 billion Korean Won (approximately $1.6 million) with annual renewals beginning in April 2020 through October 2020 and interest rates ranging from 1.4% - 5.4%.  During the three months ended March 27, 2020, borrowings under these Revolving Facilities were insignificant and no amounts were outstanding as of March 27, 2020.

As of March 27, 2020, our total bank debt was $332.2 million, net of unamortized debt issuance costs of $9.2 million. As of March 27, 2020, we had $25.0 million and 7.0 million euros (approximately $7.7 million) available to borrow on our revolving credit facilities in the U.S. and Czech Republic, respectively.

The fair value of our long-term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The carrying value of our long-term debt approximates fair value.

Capital Expenditures

Capital expenditures were $7.0 million during the three months ended March 27, 2020 and were primarily attributable to the capital invested in our manufacturing facilities in the United States, China and South Korea as well as costs associated with the ongoing design and implementation of our new enterprise resource planning system. The Company’s anticipated capital expenditures for the remainder of 2020 are expected to be financed primarily from our cash flow generated from operations.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relations with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Other than operating leases for certain equipment, real estate and purchase order commitments, primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the arrangements described under “Borrowing Arrangements” above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of March 27, 2020:

(In millions)	Total	Fiscal Year 2020	Fiscal Years 2021 - 2022	Fiscal Years 2023 - 2024	Beyond
Operating leases (1)	$47.6	$11.5	$21.6	$8.2	$6.3
Borrowing arrangements (2)	341.4	10.2	26.2	17.5	287.5
Common stock purchase obligation (3)	7.0	7.0	—	—	—
Purchase order commitments (4)	199.0	199.0	—	—	—
Total	$595.0	$227.7	$47.8	$25.7	$293.8

(1)

The Company leases facilities in the United States as well as internationally under non-cancellable leases that expire on various dates through 2031. The total balance of $47.6 million reflects estimated cash payments for all of the Company’s operating leases, however, the total operating lease liabilities as disclosed in the condensed consolidated balance sheets are presented on a discounted present value basis, in accordance with the provisions of ASC 842, “Leases”.

(2)

The total borrowing arrangements reflects obligations under our Term loan totaling $300.0 million, gross of $9.2 million of unamortized debt issuance costs, $40.0 million under our Revolver loan and $1.4 million held by FDS, in the Czech Republic.

(3)	The Company is obligated to purchase the common stock owned by one of Cinos Co., Ltd shareholders.
(4)	Represents our outstanding purchase orders primarily for inventory.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the period covered by this report. Refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 27, 2019 for a more complete discussion of the market risks we encounter.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that because of the material weaknesses identified in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of March 27, 2020, the end of the period covered by this Quarterly Report on Form 10-Q.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

We previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2019, the following control deficiencies related to our Semiconductor Services Business (SSB) segment, which continue to exist as of March 27, 2020, that constitute material weaknesses in our internal control over financial reporting:

•

In August 2018, we acquired Quantum Global Technologies, LLC, a privately held company (now reported as our SSB segment). During fiscal year 2019, management proceeded to implement control processes and procedures to integrate the acquired business into the overall Company. During fiscal 2019, process improvements were made; however, we determined that the control environment of SSB lacks the maturity and design effectiveness necessary to comply with the requirements of the Sarbanes-Oxley Act of 2002. As of December 27, 2019, management concluded that due to deficiencies in the design and implementation of business process controls and information technology general controls relating to all relevant accounts and cycles within SSB, material weaknesses exist.

Remediation Plan for Material Weaknesses

We are committed and are taking steps necessary to remediate the control deficiencies that constituted the material weaknesses described above by implementing changes to our internal control over financial reporting. Management has been implementing and continues to implement measures to ensure that the control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed and operating effectively. We are using both internal and external resources to assist in the following actions:

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

Status of Remediation Efforts

As described below, we are in process, and have taken the following steps to remediate the control deficiencies that constituted the material weaknesses described above:

•

We have announced the closure of the SSB Quakertown site, and consolidated the SSB finance team into our Hayward and Singapore sites. We are in process of hiring additional qualified accounting personnel, and have initiated employee training.

•

In addition, we have added key controls at the corporate level to ensure oversight of SSB accounting close functions including, ensuring all journal entries recorded and general ledger account reconciliations have evidence of review and approval.

•	We are in the planning stage of transitioning SSB’s legacy ERP system to SAP.
•

We are in the process of designing, documenting and implementing new controls at significant SSB locations. Management will test these controls to ensure they have operated effectively for a sufficient period of time before concluding on remediation.

•

We have implemented and are in the process of implementing controls surrounding user access and program change management over certain information technology systems that support the company’s financial reporting process.

We believe the measures described above will facilitate the remediation of the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify, or, in appropriate circumstances, not complete, certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts discussed above under “Status of Remediation Efforts”, there were no changes in internal control over financial reporting during the fiscal first quarter ended March 27, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes during the period covered in this report to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 27, 2019, except as follows:

COVID-19 pandemic

The COVID-19 outbreak is now a global pandemic as declared by the World Health Organization in March 2020. In response to the rapidly spreading pandemic, many governments around the world, including those in the United States, have taken the unprecedented measures to slow the spread, including the implementation of various forms of “shelter-in-place” orders that shut down most business operations around the globe. UCT’s work in manufacturing and cleaning semiconductor equipment parts is considered “essential critical infrastructure” work as identified in the federal guidelines issued by the U.S. Department of Homeland Security, which deemed semiconductor supply chain vendors critical to the continuity of economic and national security. To date, we have continued our operations within the permitted boundaries set forth in both the federal guidelines and state and local shelter-in-place orders. The future impact of COVID-19 on our business, however, is extremely difficult to estimate, as much of it depends on the efficacy of the current shelter-in-place orders in slowing down the pandemic, the governments’ changing calculations on the economic impact and the health implications of maintaining these orders, the progress in the healthcare industry’s ability to effectively combat the virus, and potential increase or decrease in semiconductor demand resulting from COVID-19 responses, all of which are highly unpredictable. Likewise, the financial market as a whole has experienced extreme volatility as a result of the global economic impact of the COVID-19 pandemic, which has impacted, and may continue to impact, our stock price.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a) Exhibits

The following exhibits are filed with this quarterly Report on Form 10-Q for the quarter ended March 27, 2020:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA CLEAN HOLDINGS, INC.
(Registrant)
Date: May 6, 2020

	By:	/S/ JAMES P. SCHOLHAMER
	Name:	James P. Scholhamer
	Title:	Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

Date: May 6, 2020

	By:	/S/ SHERI SAVAGE
	Name:	Sheri Savage
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)