Form 10-Q
period 2020-06-26
Ultra Clean Holdings, Inc.
filed 2020-08-03
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2020

or

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

Number of shares outstanding of the issuer’s common stock as of July 24, 2020: 40.4 million

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 26,	December 27,
(In millions, except par value)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$214.4	$162.5
Accounts receivable, net of allowance for doubtful accounts of $0.2 at June 26, 2020 and $0.3 at December 27, 2019	138.9	112.7
Inventories	193.8	172.4
Prepaid expenses and other current assets	18.7	19.4
Total current assets	565.8	467.0
Property, plant and equipment, net	148.1	145.3
Goodwill	171.1	171.1
Intangibles assets, net	170.4	180.3
Deferred tax assets, net	15.5	15.5
Operating lease right-of-use assets	38.9	34.9
Other non-current assets	5.0	5.2
Total assets	$1,114.8	$1,019.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$7.7	$8.8
Accounts payable	140.1	133.1
Accrued compensation and related benefits	27.7	24.8
Operating lease liabilities	12.1	13.2
Other current liabilities	39.3	30.7
Total current liabilities	226.9	210.6
Bank borrowings, net of current portion	322.1	283.4
Deferred tax liabilities	25.2	25.2
Operating lease liabilities	33.4	28.8
Other liabilities	19.0	18.8
Total liabilities	626.6	566.8
Commitments and contingencies (See Note 9)
Equity:
UCT stockholders’ equity:
Preferred stock — $0.001 par value, 10.0 shares authorized; none outstanding	—	—
Common stock — $0.001 par value, 90.0 shares authorized; 40.3 shares and 39.9 shares issued and outstanding at June 26, 2020 and December 27, 2019, respectively	0.1	0.1
Additional paid-in capital	306.0	300.9
Common shares held in treasury, at cost, 0.6 shares at June 26, 2020 and December 27, 2019	(3.3)	(3.3)
Retained earnings	171.0	140.3
Accumulated other comprehensive loss	(3.3)	(1.3)
Total UCT stockholders' equity	470.5	436.7
Noncontrolling interests	17.7	15.8
Total equity	488.2	452.5
Total liabilities and equity	$1,114.8	$1,019.3

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
(In millions, except per share amounts)	2020	2019	2020	2019
Revenues:
Product	$277.9	$210.4	$537.3	$410.6
Services	66.9	55.0	128.4	114.9
Total revenues	344.8	265.4	665.7	525.5
Cost of revenues:
Product	229.3	181.1	444.0	355.6
Services	41.6	36.1	82.1	76.9
Total cost of revenues	270.9	217.2	526.1	432.5
Gross profit	73.9	48.2	139.6	93.0
Operating expenses:
Research and development	3.8	3.9	7.2	7.3
Sales and marketing	5.9	5.4	11.7	10.8
General and administrative	33.4	29.9	67.3	57.7
Total operating expenses	43.1	39.2	86.2	75.8
Income from operations	30.8	9.0	53.4	17.2
Interest income	0.2	0.2	0.5	0.4
Interest expense	(3.8)	(6.7)	(9.0)	(13.3)
Other income (expense), net	0.6	-	(2.1)	1.1
Income before provision for income taxes	27.8	2.5	42.8	5.4
Provision for income taxes	5.7	2.8	10.2	4.3
Net income (loss)	22.1	(0.3)	32.6	1.1
Less: Net income (loss) attributable to noncontrolling interests	0.8	(0.1)	1.9	0.7
Net income (loss) attributable to UCT	$21.3	$(0.2)	$30.7	$0.4

Net income (loss) per share attributable to UCT common stockholders:
Basic	$0.53	$(0.01)	$0.77	$0.01
Diluted	$0.52	$(0.01)	$0.75	$0.01
Shares used in computing net income (loss) per share:
Basic	40.1	39.4	39.9	39.3
Diluted	40.8	39.4	40.8	39.6

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
(In millions)	2020	2019	2020	2019
Net income (loss)	$22.1	$(0.3)	$32.6	$1.1
Other comprehensive income (loss):
Change in cumulative translation adjustment	1.2	(1.3)	(2.0)	(2.2)
Change in defined benefit pension plan net actuarial loss	0.1	—	—	—
Cash flow hedges:
Change in fair value of derivatives	—	0.1	—	0.1
Total other comprehensive income (loss)	1.3	(1.2)	(2.0)	(2.1)
Other comprehensive income, attributable to noncontrolling interests	0.8	(0.1)	1.9	0.7
Comprehensive income (loss) attributable to UCT	$22.6	$(1.4)	$28.7	$(1.7)

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 26,	June 28,
(In millions)	2020	2019
Cash flows from operating activities:
Net income	$32.6	$1.1
Adjustments to reconcile net income to net cash provided by operating activities (excluding assets acquired and liabilities assumed):
Depreciation and amortization	12.6	10.4
Amortization of intangible assets	9.9	9.9
Stock-based compensation	6.2	5.8
Amortization of debt issuance costs	0.9	0.9
(Gain) loss on the disposal of assets and business	0.3	(0.3)
Gain from insurance proceeds	(0.6)	—
Deferred income taxes	—	(2.1)
Change in the fair value of financial instruments and earn-out liability	4.2	—
Changes in assets and liabilities:
Accounts receivable	(26.0)	10.0
Inventories	(21.5)	32.4
Prepaid expenses and other current assets	(1.6)	3.7
Other non-current assets	0.3	(0.6)
Accounts payable	6.5	(4.7)
Accrued compensation and related benefits	2.8	3.4
Income taxes payable	4.9	(2.2)
Operating lease assets and liabilities	(0.5)	0.5
Other liabilities	2.2	(0.2)
Net cash provided by operating activities	33.2	68.0
Cash flows from investing activities:
Purchases of property, plant and equipment	(17.0)	(6.8)
Acquisition of Dynamic Manufacturing Solutions, LLC	—	(29.8)
Proceeds from sale of equipment, including insurance proceeds	2.9	0.5
Net cash used in investing activities	(14.1)	(36.1)
Cash flows from financing activities:
Proceeds from bank borrowings	60.5	28.1
Proceeds from issuance of common stock	0.3	0.1
Principal payments on bank borrowings and finance leases	(26.3)	(32.4)
Taxes paid related to net share settlement of equity awards	(1.4)	(1.4)
Net cash provided by (used in) financing activities	33.1	(5.6)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(2.3)
Net increase in cash and cash equivalents	51.9	24.0
Cash and cash equivalents at beginning of period	162.5	144.1
Cash and cash equivalents at end of period	214.4	$168.1
Supplemental cash flow information:
Income taxes paid, net of income tax refunds	$4.6	$8.6
Interest paid	$9.2	$12.3
Non-cash investing and financing activities:
Fair value of earn-out payment related to DMS acquisition	—	$1.4
Property, plant and equipment purchased included in accounts payable and other liabilities	$2.5	$5.1

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock			Treasury shares
(In millions)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
Balance December 27, 2019	39.9	$0.1	$300.9	0.6	$(3.3)	$140.3	$(1.3)	$436.7	$15.8	$452.5
Stock-based compensation expense	—	—	3.1	—	—	—	—	3.1	—	3.1
Net income	—	—	—	—	—	9.4	—	9.4	1.1	10.5
Other comprehensive loss	—	—	—	—	—	—	(3.3)	(3.3)	—	(3.3)
Balance March 27, 2020	39.9	$0.1	$304.0	0.6	$(3.3)	$149.7	$(4.6)	$445.9	$16.9	$462.8
Issuance under employee stock plans	0.5	—	0.3	—	—	—	—	0.3	—	$0.3
Stock-based compensation expense	—	—	3.1	—	—	—	—	3.1	—	3.1
Taxes paid related to net share settlement of equity awards	(0.1)	—	(1.4)	—	—	—	—	(1.4)	—	(1.4)
Net income	—	—	—	—	—	21.3	—	21.3	0.8	22.1
Other comprehensive loss	—	—	—	—	—	—	1.3	1.3	—	1.3
Balance June 26, 2020	40.3	$0.1	$306.0	0.6	$(3.3)	$171.0	$(3.3)	$470.5	$17.7	$488.2

	Common Stock			Treasury shares
(In millions)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
Balance December 28, 2018	39.1	$0.1	$290.4	0.6	$(3.3)	$149.7	$(0.6)	$436.3	$14.7	$451.0
Issuance under employee stock plans	0.3	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	2.9	—	—	—	—	2.9	—	2.9
Taxes paid related to net share settlement of equity awards	(0.1)	—	(0.9)	—	—	—	—	(0.9)	—	(0.9)
Net income	—	—	—	—	—	0.6	—	0.6	0.8	1.4
Other comprehensive loss	—	—	—	—	—	—	(0.9)	(0.9)	—	(0.9)
Balance March 29, 2019	39.3	$0.1	$292.4	0.6	$(3.3)	$150.3	$(1.5)	$438.0	$15.5	$453.5
Issuance under employee stock plans	0.3	—	0.1	—	—	—	—	0.1	—	0.1
Stock-based compensation expense	—	—	2.9	—	—	—	—	2.9	—	2.9
Taxes paid related to net share settlement of equity awards	(0.1)	—	(0.5)	—	—	—	—	(0.5)	—	(0.5)
Net income	—	—	—	—	—	(0.2)	—	(0.2)	(0.1)	(0.3)
Other comprehensive loss	—	—	—	—	—	—	(1.2)	(1.2)	—	(1.2)
Balance June 28, 2019	39.5	$0.1	$294.9	0.6	$(3.3)	$150.1	$(2.7)	$439.1	$15.4	$454.5

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

Noncontrolling interests — The Company recognizes noncontrolling interests to reflect the portion of the equity of the majority-owned subsidiaries which is not attributable, directly or indirectly, to the controlling stockholder. The Company’s consolidated entities include partially-owned entities, which are (1) Cinos Co., Ltd (“Cinos Korea”), a South Korean company that provides outsourced cleaning and recycling of precision parts for the semiconductor industry through its operating facilities in South Korea, 86.0% of whose equity interests the Company is obligated to purchase and whose results the Company consolidates and (2) Cinos Xian Clean Technology, Ltd. (“Cinos China”), a Chinese entity that is 60.0% owned by Cinos Korea. The interest held by others in Cinos Korea and in Cinos China are presented as noncontrolling interests in the accompanying Condensed Consolidated Financial Statements. The noncontrolling interests will continue to be attributed their share of gains and losses even if that attribution results in a deficit noncontrolling interests balance.

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

Foreign Currency Translation and Remeasurement — The functional currency of the SPS business unit’s foreign subsidiaries is mostly the U.S. dollar, except for its Czech Republic entity, which is the Euro. The functional currency of the SSB business unit’s foreign subsidiaries is mostly the local currencies except for its Singapore entity, which is the U.S. dollar.

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

Two of the Company’s customers accounted for 10% or more of revenues and their related revenues as a percentage of total revenues were as follows:

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2020	2019	2020	2019
Lam Research Corporation	39.6%	40.8%	42.0%	40.3%
Applied Materials, Inc.	25.8%	19.5%	24.7%	20.2%
Total	65.4%	60.3%	66.7%	60.5%

In addition, three of the Company’s customers: Lam Research Corporation, Applied Materials, Inc. and ASM International, Inc., had accounts receivable balances that were individually greater than 10% of total accounts receivable as of June 26, 2020 and December 27, 2019, and in the aggregate approximately 64.4% and 66.7% of total accounts receivable, respectively.

Fair Value of Measurements — The Company measures its cash equivalents, contingent earn-out liabilities, pension obligation and common stock purchase obligation at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:

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

Property, Plant and Equipment, net — Property, plant and equipment are stated at cost, or, in the case of equipment under finance leases, the present value of future minimum lease payments at inception of the related lease. The Company also capitalizes interest on borrowings related to eligible capital expenditures. Capitalized interest is added to the cost of the qualified assets and depreciated. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives of the assets or the terms of the leases. Useful lives range from three to fifty years. Direct costs incurred to develop software for internal use are capitalized and amortized over an estimated useful life of three or ten years. Costs related to the design or maintenance of internal use software are expensed as incurred. Capitalized internal use software is included in computer equipment and software.

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

The Company assessed the useful lives of its long-lived assets, including property, plant and equipment as well as its intangible assets as of June 26, 2020 and concluded that no impairment was required.

Leases — The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement. When the Company determines the arrangement is a lease, or contains a lease, at lease inception, it then determines whether the lease is an operating lease or a finance lease. Operating and finance leases with lease terms of one year or greater result in the Company recording a right-of-use (ROU) asset and lease liability on its balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are initially recognized based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses the implicit interest rate if readily determinable or when the implicit interest rate is not readily determinable, the Company uses its incremental borrowing rate. The incremental borrowing rate is not a commonly quoted rate and is derived through a combination of inputs including the Company’s credit rating and the impact of full collateralization. The incremental borrowing rate is based on the Company’s collateralized borrowing capabilities over a similar term of the lease payments. The Company utilizes the consolidated group incremental borrowing rate for all leases. The operating lease ROU asset also includes any lease payments made and excludes any lease incentives. Specific lease terms used in computing the ROU assets and lease liabilities may include options to extend or terminate the lease when the Company believes it is reasonably certain that it will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. As allowed by the guidance, the Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Operating leases are included in operating lease ROU assets, other current liabilities, and long-term operating lease liabilities on the Company’s consolidated balance sheet. The Company’s finance leases at June 26, 2020 and December 27, 2019 were not significant.

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

Government Subsidies — Government subsidies are recognized where there is reasonable assurance that the subsidy will be received and all attached conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income on a systematic basis over the periods that the related costs, for which it is intended to compensate, are expensed. When the subsidy relates to an asset, it is recognized as income in equal amounts over the expected useful life of the related asset. When the subsidy does not relate to specific expenses or assets, the income is accounted for in the period where there is reasonable assurance that the subsidy will be received.

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

The Company continued to maintain a full valuation allowance on its federal and state deferred tax amounts as of June 26, 2020. Income tax positions must meet a more likely than not recognition threshold to be recognized. Income tax positions that previously failed to meet the more likely than not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the Condensed Consolidated Statements of Operations as income tax expense. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a significant impact on its results of operations and financial position. Management believes that it has adequately provided for any adjustments that may result from these examinations; however, the outcome of tax audits cannot be predicted with certainty.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financing Reporting. This guidance to provide temporary optional expedients and exceptions through December 31, 2022 to the U.S. GAAP guidance on contract modifications to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance was effective upon issuance. As a result, the Company adopted the guidance in the second quarter of fiscal 2020 and there was no financial impact on the Condensed Consolidated Financial Statements upon adoption.

2. BUSINESS COMBINATIONS

Dynamic Manufacturing Solutions, LLC (“DMS”)

On April 15, 2019, the Company purchased substantially all of the assets of DMS, a semiconductor weldment and solutions provider. Pursuant to the purchase agreement, the former owners of DMS are entitled to up to $12.5 million of potential cash earn-out if the combined weldment business achieves certain gross profit and gross margin targets for the twelve months ended June 26, 2020. The fair value of the earn-out at the acquisition date was $1.5 million and was determined using a risk-adjusted earnings projection utilizing the Monte Carlo Simulation method. These inputs are not observable in the market and thus represent a Level 3 measurement as discussed in Note 1 of the Company’s Condensed Consolidated Financial Statements. The total purchase consideration of DMS for purposes of the Company’s purchase price allocation was determined to be $31.4 million, which includes the cash payment of $29.9 million and the fair value of the potential earn-out payments of approximately $1.5 million.

During the second quarter of fiscal year 2020, DMS achieved the specified performance target at June 26, 2020 which resulted in the fair value of the contingent earn-out to increase to $12.5 million, the maximum amount of the earn-out. The increase in fair value of $0.2 million from $12.3 million at March 27, 2020 and of $3.0 from $9.5 million at December 27, 2019 were recorded as other expense in the condensed consolidated statement of operations for the three and six months ended June 26, 2020, respectively.

In the first quarter of fiscal year 2020, the Company completed the valuation of the fair value of the assets acquired and the liabilities assumed. The following table summarizes the recognized amounts of assets acquired and liabilities assumed at the acquisition date:

Fair Market Values (in millions)
Accounts receivable	$1.5
Inventories	8.9
Equipment and leasehold improvements	5.4
Goodwill	12.3
Purchased intangible assets	6.9
Other non-current assets	0.3
Total assets acquired	35.3
Accounts payable	(3.8)
Other liabilities	(0.1)
Total liabilities assumed	(3.9)
Purchase consideration transferred	$31.4

		Purchased
	Useful Life	Intangible Assets
	(In years)	(In millions)
Customer relationships	6	$6.9

The results of operations for the three and six months ended June 28, 2019 included operating activity for DMS since its acquisition date of April 15, 2019. The results of operations for the three and six months ended June 26, 2020, included charges attributable to amortization of purchased intangible assets of $0.3 million and $0.6 million, respectively, and $0.2 million for the three and six months ended June 28, 2019, which are included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

Pro Forma Consolidated Results

The following unaudited pro forma consolidated results of operations assume the DMS acquisition was completed as of the beginning of the year of the reporting periods presented. The unaudited pro forma consolidated results of operations for the three and six months ended June 26, 2020 and for the three and six months ended June 28, 2019 are as follows:

	Unaudited Pro Forma Information
	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2020	2019	2020	2019
(In millions, except per share amounts)
Revenues	$344.8	$266.5	$665.7	$534.7
Net income	$21.3	$(0.2)	$30.7	$1.7
Basic income per share	$0.53	$(0.01)	$0.77	$0.04
Diluted income per share	$0.52	$(0.01)	$0.75	$0.04

The unaudited pro forma results above include adjustments related to the acquisition, primarily to increase amortization for the identifiable intangible assets acquired, to increase interest expense for the additional debt incurred to complete the acquisition and to reflect the related income tax effect. The unaudited pro forma condensed combined financial information has been prepared by management for illustrative purposes only and are not necessarily indicative of the condensed consolidated financial position or results of operations in future periods or the results that would have been realized had UCT and DMS been a combined company during the specified periods. The unaudited pro forma condensed combined financial information does not reflect any operating efficiencies and/or cost savings that the Company may achieve with respect to the combined companies, or any liabilities that may result from integration activities.

3. BALANCE SHEET INFORMATION

Inventories consisted of the following:

	June 26,	December 27,
(In millions)	2020	2019
Raw materials	$116.4	$99.9
Work in process	63.7	57.6
Finished goods	13.7	14.9
Total	$193.8	$172.4

Property, plant and equipment, net, consisted of the following:

	Useful Life	June 26,	December 27,
(In millions)	(in years)	2020	2019
Land		$4.4	$4.8
Buildings	50	33.5	36.9
Machinery and equipment	5-10	64.8	58.1
Leasehold improvements	*	45.1	41.8
Computer equipment and software	3-10	39.6	32.1
Furniture and fixtures	5	4.3	4.4
		191.7	178.1
Accumulated depreciation		(68.3)	(56.7)
Construction in progress		24.7	23.9
Total		$148.1	$145.3

* Lesser of estimated useful life or remaining lease term

Restructuring

During the first quarter of fiscal year 2020, the Company made a strategic decision to fully integrate QGT’s corporate office responsibilities from Quakertown, PA to UCT’s corporate office in Hayward, CA. As a result, the Company recorded a restructuring charge of $0.9 million and $1.9 million for the three and six months ended June 26, 2020, respectively, in general and administrative expense, primarily related to employee severance as well as the impaired value of the facility lease and losses on sale of equipment.

4. FAIR VALUE MEASUREMENTS

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

		Fair Value Measurement at
		Reporting Date Using
Description	June 26, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other liabilities:
Contingent earn-out liability	$12.5	$12.5	$—	$—
Common stock purchase obligation	$8.0	$—	$—	$8.0
Pension obligation	$3.7	$—	$—	$3.7

		Fair Value Measurement at
		Reporting Date Using
Description	December 27, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other liabilities:
Contingent earn-out liability	$9.5	$—	$—	$9.5
Common stock purchase obligation	$6.8	$—	$—	$6.8
Pension obligation	$4.4	$—	$—	$4.4

The fair value of the contingent earn-out liability was transferred to Level 1 from Level 3 due to the achievement of the maximum amount of the earn-out as defined in the purchase agreement with DMS dated April 15, 2019. Fair value adjustments were noncash, and therefore did not impact the Company’s liquidity or capital resources. Qualitative information about Level 3 fair value measurements are primarily as follows:

	June 26,	Valuation	Unobservable
	2020	Techniques	Input	Range
(Dollars in millions, except rate/multiple)
Common stock purchase obligation	$8.0	Discounted cash flow	Revenue multiple	1.5
			EBITDA Multiple	5.0
			Discount rate	25.0%
Pension obligation	$3.7	Projected unit credit method	Discount rate	2.0%
			Rate on return	1.7%
			Salary increase rate	4.5%

Following is a summary of the Level 3 activity:

(In millions)	Common stock Purchase obligation	Pension obligation
As of December 27, 2019	$6.8	$4.4
Fair value adjustments	1.2	(0.7)
As of June 26, 2020	$8.0	$3.7

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

Details of aggregate goodwill of the Company are as follows:

(In millions)	SPS	SSB	Total
Balance at December 27, 2019	$97.6	$73.5	$171.1
Adjustments	—	—	—
Balance at June 26, 2020	$97.6	$73.5	$171.1

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

Details of intangible assets were as follows:

		As of June 26, 2020			As of December 27, 2019
		Gross			Gross
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(Dollars in millions)	(in years)	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	6 - 10	$119.4	$(45.2)	$74.2	$119.4	$(39.8)	$79.6
Tradename	4 - 6*	27.0	(9.9)	17.1	27.0	(8.1)	18.9
Intellectual property/know-how	7 - 12	13.9	(9.1)	4.8	13.9	(8.4)	5.5
Recipes	20	73.2	(6.7)	66.5	73.2	(4.9)	68.3
Standard operating procedures	20	8.6	(0.8)	7.8	8.6	(0.6)	8.0
Total		$242.1	$(71.7)	$170.4	$242.1	$(61.8)	$180.3

*

The Company concluded that the UCT tradename intangible asset amounting to $9.0 million has an indefinite life and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The Company amortizes its intangible assets on a straight-line or accelerated basis over the estimated economic life of the assets. Amortization expense was approximately $4.9 million and $5.1 million for the three months ended June 26, 2020 and June 28, 2019, respectively, and was approximately $9.9 million for both the six months ended June 26, 2020 and June 28, 2019. Amortization expense related to QGT’s recipes and standard operating procedures is charged to cost of revenues and the remainder is charged to general and administrative expense. As of June 26, 2020, future estimated amortization expense is expected to be as follows:

Amortization
(In millions)	Expense
2020 (remaining in year)	$9.8
2021	19.6
2022	19.3
2023	14.2
2024	14.0
Thereafter	84.5
Total	$161.4

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

The Term Loan has a maturity date of August 27, 2025, with monthly interest payments in arrears, quarterly principal payments of 0.625% of the original outstanding principal balance payable beginning January 2019, with the remaining principal paid upon maturity. The Term Loan accrues interest at a rate equal to a base LIBOR rate determined by reference to the London interbank offered rate for dollars, plus 4.5% (subject to certain adjustments quarterly based upon the Company’s consolidated leverage ratio).  At June 26, 2020, the Company had an outstanding amount under the Term Loan of $297.8 million, gross of unamortized debt issuance costs of $8.9 million.

The Revolving Credit Facility has an initial available commitment of $65.0 million and a maturity date of August 27, 2023. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. In March 2020, the Company drew $40.0 million under the Revolving Credit Facility to fund operations, and as of June 26, 2020, the Company had $40.0 million outstanding under the Revolving Credit Facility.

As of June 26, 2020, interest rates on the outstanding Term Loan and Revolving Credit facility were 4.7% and 2.7%, respectively. After December 31, 2021, LIBOR will officially be phased out. The Company will work with its bank to determine alternative risk-free rates.

The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the New Credit Agreement) as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio (as defined in the New Credit Agreement) as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. The Company was in compliance with all financial covenants as of the quarter ended June 26, 2020.

The Letter of Credit Facility has an initial available commitment of $50.0 million and a maturity date of August 27, 2023. The Company pays quarterly in arrears a fee equal to 2.5% (subject to certain adjustments as per the Term Loans) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of June 26, 2020, the Company had $1.5 million of outstanding letters of credit with beneficiaries such as landlords of certain facility leases and government agencies making up the majority of the outstanding balance. The remaining available commitments are $48.5 million on the Letter of Credit Facility and $25.0 million on the Revolving Credit Facility.

The Company’s subsidiary in the Czech Republic, UCT Fluid Delivery Solutions s.r.o., (FDS) has a revolving credit facility which renews annually at the end of the fiscal second quarter. As of June 26, 2020, FDS had an outstanding amount of 0.5 million euros (approximately $0.6 million) with an interest rate of 0.9% under the revolving credit facility.

Cinos China has a bank loan with a carrying amount of $0.3 million at June 26, 2020 with an interest rate of 2.4%. According to the terms of the bank agreement, this loan is payable in tranches over the next three years.

Cinos Korea has Credit Agreements with various banks that provide Revolving Credit Facilities for a total available commitment of 1.9 billion Korean Won (approximately $1.4 million) with annual renewals beginning from October 2020 through June 2021 and interest rates ranging from 2.5% - 3.7%.  During the six months ended June 26, 2020, borrowings under these Revolving Facilities were insignificant and no amounts were outstanding as of June 26, 2020.

As of June 26, 2020, the Company’s total bank debt was $338.7 million, net of unamortized debt issuance costs of $8.9 million. As of June 26, 2020, the Company had $25.0 million and 7.8 million euros (approximately $8.7 million) available to borrow on its revolving credit facilities in the U.S. and Czech Republic, respectively.

The fair value of the Company’s long term-debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The Company’s carrying value approximates fair value for the Company’s long-term debt.

7. INCOME TAX

The Company's effective tax rate was 20.5% and 109.8% for the three months ended June 26, 2020 and June 28, 2019, respectively, and 23.8% and 79.8% for the six months ended June 26, 2020 and June 28, 2019, respectively. The Company’s income tax provision was $5.7 million and $2.8 million for the three months ended June 26, 2020 and June 28, 2019, respectively, and $10.2 million and $4.3 million for the six months ended June 26, 2020 and June 28, 2019, respectively. The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full federal and state valuation allowances.

Company management continuously evaluates the need for a valuation allowance and, as of June 26, 2020, concluded that a full valuation allowance on its federal and state deferred tax assets was still appropriate.

The Company provides for U.S. income taxes on the undistributed earnings of its foreign subsidiaries as required by the Tax Cuts and Jobs Act (TCJA). However, the Company does not provide for withholding taxes on that portion of the undistributed earnings of its subsidiaries that it intends to reinvest indefinitely outside the U.S. The Company determined that a portion of the current year earnings of one of its China subsidiaries may be remitted in the future to one of its foreign subsidiaries outside of China and, accordingly, the Company provided for the related withholding taxes in its Condensed Consolidated Financial Statements. The Company remitted a portion of those earnings during 2019 and may remit the remainder of the earnings on which withholding taxes have already been accrued but does not currently expect to remit any other Chinese earnings. The Company has also historically remitted earnings from its Singapore subsidiary to the U.S. and may do so again in the future. However, the Company has not accrued for withholding taxes on Singapore earnings as the country does not impose a withholding tax. If the Company changes its intent to reinvest its undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previous anticipated remaining unremitted foreign earnings, the Company could be required to accrue or pay foreign taxes on some or all of these undistributed earnings. As of June 26, 2020, the Company had undistributed earnings of foreign subsidiaries that are considered indefinitely invested outside of the U.S. of approximately $291.0 million. It is not practicable to determine the tax liability that might be incurred if these earnings were to be distributed.

As of June 26, 2020 and June 28, 2019, the Company’s gross liability for unrecognized tax benefits, excluding interest, was $1.0 million for both periods. Although it is possible, that some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted and signed into law and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date.  The CARES Act includes changes to tax provisions that benefit business entities and makes certain technical corrections to the 2017 TCJA. Tax relief measures for businesses include modifications to limitations on the deductibility of net operating losses (NOLs) such as a five-year carryback of NOLs incurred in tax years beginning in 2018, 2019 or 2020, and removal of the 80% of taxable income limitation on NOL deductions for tax years beginning before January 1, 2021.  Other tax relief measures include modifications to the limitations on the deductibility of interest for tax years beginning in 2019 and 2020, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to the TCJA that would provide accelerated depreciation deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the COVID-19 pandemic. The Company has evaluated the impact of the CARES Act and determined that there was no significant impact to the income tax provision for the three and six months ended June 26, 2020.  The Company also does not expect the provisions of the CARES Act to result in a significant cash benefit.  However, the Company continues to monitor and evaluate the regulatory and interpretive guidance related to the CARES Act.

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

As of June 26, 2020, the benefit obligation of the plan is $8.7 million and the fair value of the benefit plan assets, which are invested in several fixed deposit accounts with a bank is $5.0 million.  As of June 26, 2020, the unfunded balance of the plan of $3.7 million has been accrued for by the Company and is included in other long-term liabilities.  Amounts recognized in accumulated other comprehensive income as of June 26, 2020 is $0.5 million.  The contributions to the plan by the Company and its subsidiaries during the year ended June 26, 2020 was $1.4 million. The benefits expected to be paid from the pension plan in each year from 2020-2024 are $0.5 million, $1.1 million, $2.2 million, $0.9 million and $0.9 million, respectively.  The aggregate benefits expected to be paid in the five years from 2025-2029 are $4.5 million.

Employee Savings and Retirement Plan

The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all employees who meet certain eligibility requirements. Participants could elect to contribute to the 401(k) Plan, on a pre-tax basis, up to 25% of their salary to a maximum of $19,500. The Company may make matching contributions of up to 3% of employee contributions based upon eligibility. The Company made approximately $0.7 million and $1.3 million discretionary employer contributions to the 401(k) Plan in the three and six months ended June 26, 2020, respectively, and $0.6 million and $1.1 million for the three and six months ended June 28, 2019, respectively.

9. COMMITMENTS AND CONTINGENCIES

Commitment

The Company had commitments to purchase inventory totaling approximately $185.1 million as of June 26, 2020.

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

10. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

Noncontrolling Interests

QGT owns 51.0% of the outstanding shares of Cinos, a South Korean company that provides outsourced cleaning and recycling of precision parts for the semiconductor industry through its operating facilities in South Korea and, through a 60.0% interest in Cinos China. QGT is obligated to purchase shares held by another shareholder of Cinos Korea representing a 35.0% interest. QGT accounted for this unconditional obligation as an assumed liability and derecognized any noncontrolling interest related to the 35.0%, which brings its controlling interest up to 86.0%.

The carrying value of the remaining 14.0% interest held by another shareholder in Cinos Korea and the 40.0% interest in the Cinos joint venture are presented as noncontrolling interests in the accompanying Condensed Consolidated Financial Statements. The fair values of the noncontrolling interests were estimated based on the values of Cinos Korea and Cinos China on a 100.0% basis. The values were calculated based on the pro-rata portion of total forecasted QGT earnings before interest expense, taxes, depreciation and amortization ("EBITDA") contributed by each entity.

The Company is obligated to purchase shares owned by a Cinos Korea shareholder. A certain number of shares would be purchased at a fixed price per share, while the other remaining shares would be purchased based on the greater of the then fair value of the stock and the fixed price per share (floor). The Company has a firm obligation to purchase the shares and a call option, while the other shareholder has a put option. As of June 26, 2020, the fair value of the obligation is $8.0 million which has been recorded as a non-current liability in the accompanying consolidated balance sheets and represents a Level 3 measurement as discussed in Note 4 of the Company’s Consolidated Financial Statements. The agreement with Cinos Korea allows for the common stock purchase obligation to become due in December 2022, and once completed, the Company will own 86.0% of Cinos Korea.

11. EMPLOYEE STOCK PLANS

The Company grants stock awards in the form of restricted stock units (RSUs) and performance stock units (PSUs) to its employees as part of the Company’s long term equity compensation plan. These stock awards are granted to employees with a unit purchase price of zero dollars and typically vest over three years, subject to the employee’s continued service with the Company and, in the case of PSUs, subject to achieving certain performance goals. The Company also grants common stock to its board members in the form of restricted share awards (RSAs), which vest on the earlier of 1) the next Annual Shareholder Meeting, or 2) 365 days from date of grant.

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

The following table shows the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
(In millions)	2020	2019	2020	2019
Cost of revenues (1)	$0.5	$0.6	$1.0	$1.2
Research and development	0.1	0.1	0.1	0.2
Sales and marketing	0.3	0.3	0.6	0.6
General and administrative	2.2	1.9	4.5	3.8
	3.1	2.9	6.2	5.8
Income tax benefit	(0.6)	(3.1)	(1.5)	(4.6)
Stock-based compensation expense, net of tax	$2.5	$(0.2)	$4.7	$1.2

(1)	Stock-based compensation expense capitalized in inventory for the three and six months ended June 26, 2020 and for the three and six months ended June 28, 2019 was not significant.

For purposes of determining compensation expense related to these RSUs, the fair value is determined based on the closing market price of the Company’s common stock on the date of award.

There were 0.8 million RSUs granted during the quarter ended June 26, 2020, with a weighted average fair value of $17.84 per share. During the quarter ended March 27, 2020, the Company granted 0.1 million RSUs, with a weighted average fair value of $24.00 per share.

For the six months ended June 26, 2020, 0.1 million vested shares were withheld to satisfy withholding tax obligations, resulting in the net issuance of 0.4 million shares.

As of June 26, 2020, approximately $20.4 million of stock-based compensation cost, net of estimated forfeitures, related to RSUs and PSUs remains to be amortized over a weighted average period of 2.0 years. As of June 26, 2020, a total of 1.9 million RSUs and PSUs remain outstanding with an aggregate intrinsic value of $43.5 million and a weighted average remaining contractual term of 1.4 year.

As of June 26, 2020, a total of 44,000 shares of RSAs were outstanding. The total unamortized expense of the Company’s unvested restricted stock awards as of June 26, 2020 was $0.8 million.

The following table summarizes the Company’s combined RSU, PSU and RSA activity for the six months ended June 26, 2020:

(In millions)	Shares	Aggregate Fair Value
Unvested RSUs, PSUs and RSAs at December 27, 2019	1.8	$41.9
Granted	0.9
Vested	(0.6)
Forfeited	(0.1)
Unvested RSUs, PSUs and RSAs as of June 26, 2020	2.0	$44.5
Vested and expected to vest RSUs, PSUs and RSAs as of June 26, 2020	1.7	$38.7

12. REVENUE RECOGNITION

The Company sells its products and services primarily to customers in the semiconductor capital equipment industry. The Company’s revenues are highly concentrated, and we are therefore highly dependent upon a small number of customers. Typical payment terms with our customers range from thirty to sixty days.

The Company’s SPS segment provides warranty on its products for a period of up to two years and provides for warranty costs at the time of sale based on historical activity. Determination of the warranty reserve requires the Company to make estimates of product return rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of revenues may be required in future periods. The warranty reserve is included in other current liabilities on the Condensed Consolidated Balance Sheets and is not considered significant.

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

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value-add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Certain of our customers may receive cash-based incentives, such as rebates or credits, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. As of June 26, 2020, an accrual for unpaid customer rebates of $2.6 million was included in accrued expenses on the Company’s Consolidated Balance Sheet. The Company's disaggregated revenues are by segment.

The Company’s principal markets include America, Asia and Europe. The Company’s foreign operations are conducted primarily through its subsidiaries in China, Singapore, Israel, Taiwan, South Korea, the United Kingdom and the Czech Republic. Revenues by geographic area are categorized based on the customer’s location to which the products were shipped or services performed. The following table sets forth revenue by geographic area (in millions):

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2020	2019	2020	2019
United States	$155.1	$133.0	$297.7	$270.3
Singapore	119.6	75.9	231.8	144.2
South Korea	21.3	17.7	41.6	36.1
Taiwan	15.0	10.7	30.2	19.6
Austria	13.0	10.3	27.5	24.5
China	12.0	12.4	21.1	20.4
Other	8.8	5.4	15.8	10.4
	$344.8	$265.4	$665.7	$525.5

13. LEASES

The Company leases offices, facilities and equipment in locations throughout the United States, Asia and Europe.

The Company’s leases do not provide an implicit rate, thus the Company uses an estimated incremental borrowing rate in determining the present value of lease payments.

The components of lease expense were summarized as follows:

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
(Dollars in millions)	2020	2019	2020	2019
Operating lease cost	$3.4	$3.3	$6.6	$6.7
Short-term lease cost	0.3	0.4	0.6	0.6
Total lease cost	$3.7	$3.7	$7.2	$7.3

Operating cash flows from operating leases	$4.4	$3.7	$8.8	$3.7
Weighted-average remaining lease term – operating leases			2.2	2.3
Weighted-average discount rate – operating leases			5.5%	7.0%

Future minimum payments under operating leases as of June 26, 2020 were summarized as follows:

(In millions)	Operating Leases
2020 remaining	$7.3
2021	12.0
2022	10.0
2023	7.1
2024	5.0
Thereafter	11.3
Total minimum lease payments	52.7
Less: imputed interest	7.2
Lease liability	$45.5

14. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
(In millions, except share amounts)	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to UCT	$21.3	$(0.2)	$30.7	$0.4
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	40.1	39.4	39.9	39.3
Shares used in computation — diluted:
Weighted average common shares outstanding	40.1	39.4	39.9	39.3
Dilutive effect of common shares outstanding subject to repurchase	0.7	—	0.9	0.3
Dilutive effect of options outstanding	—	—	—	—
Shares used in computing diluted net income per share	40.8	39.4	40.8	39.6
Net income (loss) per share attributable to UCT — basic	$0.53	$(0.01)	$0.77	$0.01
Net income (loss) per share attributable to UCT — diluted	$0.52	$(0.01)	$0.75	$0.01

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

Segment Data

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2020	2019	2020	2019
Revenues:
SPS	$277.9	$210.4	$537.3	$410.6
SSB	66.9	55.0	128.4	114.9
Total segment revenues	$344.8	$265.4	$665.7	$525.5

Gross profit:
SPS	$48.6	$29.3	$93.3	$55.0
SSB	25.3	18.9	46.3	38.0
Total segment gross profit	$73.9	$48.2	$139.6	$93.0

Operating profit:
SPS	$24.3	$6.4	$44.6	$10.7
SSB	6.5	2.6	8.8	6.5
Consolidated income from operations	$30.8	$9.0	$53.4	$17.2

			June 26,	December 27,
			2020	2019
Assets
SPS			$899.7	$828.0
SSB			215.1	191.3
Total segment assets			$1,114.8	$1,019.3

As of June 26, 2020, approximately $83.4 million and $8.1 million of the Company’s net long-lived assets were located in Asia and Europe, respectively, and the remaining balances were located in the United States. At December 27, 2019, approximately $81.4 million and $3.3 million of the Company’s net long-lived assets were located in Asia and Europe, respectively, and the remaining balances were located in the United States.

16. GOVERNMENT SUBSIDIES

During the three months ended June 26, 2020, the Singapore government announced a series of relief measures for wages paid to local employees with the purpose of supporting employers during this period of economic uncertainty and will co-fund wages incurred by local employers for nine months ending December 31, 2020. The Company estimated that the total amount of these subsidies will be $2.7 million of which $ 0.7 million was recorded in the second quarter as an offset to cost of revenues.

The Company also received unconditional subsidies of $0.6 million from the China government during the quarter ended June 26, 2020. These subsidies were recognized as other income in the condensed consolidated statements of operations. In addition, the China government reduced the cost of certain social insurance requirements and also subsidized rent which benefited the Company by $0.7 million. These subsidies were recorded as an offset to cost of revenues and other operating expenses during the three months ended June 26, 2020.

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

Overview

Ultra Clean Holdings, Inc. is a leading developer and supplier of critical subsystems, ultra-high purity cleaning and analytical services primarily for the semiconductor industry. We report our results for two segments: Semiconductor Products and Solutions (“SPS”) and Semiconductor Services Business (“SSB”). Our SPS business primarily designs, engineers and manufactures production tools, modules and subsystems for the semiconductor and display capital equipment markets.  SPS products include chemical delivery modules, frame assemblies, gas delivery systems, fluid delivery systems, precision robotics, process modules as well as other high-level assemblies. Our SSB business provides ultra-high purity outsourced parts cleaning, process tool part recoating, surface encapsulation and high sensitivity micro contamination analysis primarily for the semiconductor device makers and wafer fabrication (WFE) equipment markets.

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

Impact of COVID-19 on Our Business

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. Our financial results for the three months ended June 26, 2020 represent a full quarter of operations during the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the pandemic is in its incipient stages and information is rapidly evolving. Furthermore, the negative impact of the COVID-19 pandemic on capital markets and economies worldwide has been and continues to be severe.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest December 31. Fiscal year 2020 is the 52-week period ending December 25, 2020, and fiscal year 2019 was the 52-week period ended December 27, 2019. The fiscal quarters ended June 26, 2020 and June 28, 2019 were both 13-week periods.

Discussion of Results of Operations for the Three and Six months ended June 26, 2020 Compared to the Three and Six Months Ended June 28, 2019

Revenues

	Three Months Ended			Six Months Ended
Revenues by Segment	June 26,	June 28,	Percent	June 26,	June 28,	Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
SPS	$277.9	$210.4	32.1%	$537.3	$410.6	30.9%
SSB	66.9	55.0	21.6%	128.4	114.9	11.7%
Total Revenues	$344.8	$265.4	29.9%	$665.7	$526	26.7%
SPS as a percentage of total revenues	80.6%	79.3%		80.7%	78.1%
SSB as a percentage of total revenues	19.4%	20.7%		19.3%	21.9%

Total SPS revenues increased in the three and six months ended June 26, 2020, compared to the same periods in the prior year, primarily due to an increase in customer demand in the semiconductor industry, in particular, the wafer fabrication equipment industry. Total SSB revenues increased in the three and six months ended June 26, 2020, compared to the same periods in the prior year, primarily due to increases in demand across its customer base.

	Three Months Ended			Six Months Ended
Revenues by Geography	June 26,	June 28,	Percent	June 26,	June 28,	Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
United States	$148.4	$128.0	15.9%	$283.5	$257.3	10.2%
International	196.4	137.4	42.9%	382.2	268.2	42.5%
Total Revenues	$344.8	$265.4	29.9%	$665.7	$525.5	26.7%
Unites States as a percentage of total revenues	43.0%	48.2%		42.6%	49.0%
International as a percentage of total revenues	57.0%	51.8%		57.4%	51.0%

On a geographic basis, revenues represent products shipped from or services performed in our U.S. and international locations. For the three and six months ended June 26, 2020, United States revenue increased in absolute terms due primarily to the acquisition of DMS, whose customers are primarily based in the United States, and to the overall increase in demand in the semiconductor industry. For the six months ended June 26, 2020, international revenue increased in absolute terms and as a percentage of total revenue, primarily due to the overall higher semiconductor demand in the region.

Cost of Revenues

	Three Months Ended			Six Months Ended
Cost of Revenues by Segment	June 26,	June 28,	Percent	June 26,	June 28,	Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
SPS	$229.3	$181.1	26.6%	$444.0	$355.6	24.9%
SSB	41.6	36.1	15.2%	82.1	76.9	6.8%
Total Cost of Revenues	$270.9	$217.2	24.7%	$526.1	$432.5	21.6%
SPS as a percentage of total SPS revenues	82.5%	86.1%		82.6%	86.6%
SSB as a percentage of total SSB revenues	62.2%	65.6%		63.9%	66.9%

Total cost of revenues increased $53.7 million and $93.6 million for the three and six months ended June 26, 2020, respectively, due to higher demand for both SPS products and SSB services.

SPS cost of revenues consists of purchased materials, direct labor and manufacturing overhead. SPS cost of revenues increased $48.2 million for the three months ended June 26, 2020 compared to the same period in the prior year, due to higher volume of sales driving increased material costs of $45.0 million, higher freight costs of $4.1 million and higher direct labor spending of $4.1 million, offset by lower overhead costs of $3.8 million related to improved plant efficiencies and government subsidies of $1.2 million received in our China and Singapore subsidiaries. SPS cost of revenues increased $88.4 million for the six months ended June 26, 2020 compared to the same period in the prior year, due to higher volume of sales driving increased material costs of $86.8 million, higher direct labor spending of $6.5 million and higher freight costs of $6.2 million. These increases were offset by lower overhead costs of $10.0 million related to improved plant efficiencies and government subsidies of $1.2 million received in our China and Singapore subsidiaries.

SSB cost of revenues consists of direct labor, manufacturing overhead and materials (such as chemicals, gases and consumables). SSB cost of revenues increased $5.5 million in the three months ended June 26, 2020 compared to the same period in the prior year due to an increase in labor costs of $2.6 million (the largest component of SSB’s total cost of revenues) driven by higher service orders, and higher depreciation expense of $2.3 million as a result of an increase in capital assets. SSB cost of revenues increased $5.2 million for the six months ended June 26, 2020 compared to the same period in the prior year due to an increase in labor costs of $2.8 million driven by higher service orders, and higher depreciation expense of $1.6 million as a result of an increase in capital assets.

Gross Margin

	Three Months Ended			Six Months Ended
Gross Profit by Segment	June 26,	June 28,	Percent	June 26,	June 28,	Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
SPS	$48.6	$29.3	65.9%	$93.3	$55.0	69.6%
SSB	25.3	18.9	33.9%	46.3	38.0	21.8%
Gross profit	$73.9	$48.2	53.3%	$139.6	$93.0	50.1%
Gross Margin by Segment
SPS	17.5%	13.9%		17.4%	13.4%
SSB	37.8%	34.4%		36.1%	33.1%
Total Company	21.4%	18.2%		21.0%	17.7%

SPS gross margin increased in the three and six months ended June 26, 2020, compared to the same periods in the prior year, due primarily to higher volume, the mix of higher margin products and to a lesser extent the government subsidies received in our China and Singapore subsidiaries during the second quarter of fiscal 2020. SSB gross margin increased in the three and six months ended June 26, 2020, compared to the same periods in the prior year, due to direct labor and material efficiencies along with lower facility-related costs.

Research and Development

	Three Months Ended			Six Months Ended
	June 26,	June 28,	Percent	June 26,	June 28,	Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Research and development	$3.8	$3.9	-2.6%	$7.2	$7.3	-1.4%
Research and development as a percentage of total revenues	1.1%	1.5%		1.1%	1.4%

Research and development expenses remained consistent for the three and six months ended June 26, 2020, compared to the same periods in the prior year.

Sales and Marketing

	Three Months Ended			Six Months Ended
	June 26,	June 28,	Percent	June 26,	June 28,	Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Sales and marketing	$5.9	$5.4	9.3%	$11.7	$10.8	8.3%
Sales and marketing as a percentage of total revenues	1.7%	2.0%		1.8%	2.1%

Sales and marketing expenses increased $0.5 million in the three months ended June 26, 2020, compared to the same period in the prior year, primarily due to an increase in personnel-related costs. Sales and marketing expenses increased $0.9 million in the six months ended June 26, 2020, compared to the same period in the prior year, primarily due to an increase in personnel-related costs as well as the inclusion of DMS’ sales and marketing expenses for the full six months ended June 26, 2020.

General and Administrative

	Three Months Ended			Six Months Ended
	June 26,	June 28,	Percent	June 26,	June 28,	Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
General and administrative	$33.4	$29.9	11.7%	$67.3	$57.7	16.6%
General and administrative as a percentage of total revenues	9.7%	11.3%		10.1%	11.0%

General and administrative expenses increased $3.5 million in the three months ended June 26, 2020, compared to the same period in the prior year, due to an increase in certain professional fees, higher personnel-related expenses due primarily to increases in headcount, and restructuring expenses related to the closure of the SSB headquarters in Quakertown, PA. General and administrative expenses increased $9.6 million in the six months ended June 26, 2020, compared to the same period in the prior year, due to the inclusion of DMS’ general and administrative expenses for the full six months ended June 26, 2020, an increase in certain professional fees, higher personnel-related expenses primarily due to increases in headcount, and restructuring expenses related to the closure of the SSB headquarters in Quakertown, PA.

Interest and Other Income (Expense), net

	Three Months Ended			Six Months Ended
	June 26,	June 28,	Percent	June 26,	June 28,	Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Interest income	$0.2	$0.2	0.0%	$0.5	$0.4	25.0%
Interest expense	$(3.8)	$(6.7)	-43.3%	$(9.0)	$(13.3)	-32.3%
Other income (expense), net	$0.6	$-	n/m	$(2.1)	$1.1	-290.9%

n/m - not meaningful

Interest expense decreased in the three and six months ended June 26, 2020, compared to the same periods in the prior year, due to a lower average debt balance, lower interest rates resulting from lower LIBOR rates and higher interest expense capitalized on borrowings related to qualified capital expenditures.

Other income (expense), net increased in the three months ended June 26, 2020, compared to the same period in the prior year, mainly due to the government subsidies received by the Company’s subsidiary in China in the second quarter of fiscal 2020. Other income (expense), net increased in the six months ended June 26, 2020, compared to the same period in the prior year, due to increases in the fair value of the contingent earn-out liability and of the common stock purchase obligation of $3.0 million and $1.2 million, respectively, partially offset by $0.6 million government subsidies received by the Company’s subsidiary in China.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	June 26,	June 28,	Percent	June 26,	June 28,	Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Provision for income taxes	$5.7	$2.8	103.6%	$10.2	$4.3	137.2%
Effective tax rate	20.5%	109.8%		23.8%	79.8%

The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full federal and state valuation allowances.

Company management continuously evaluates the need for a valuation allowance on its deferred tax assets and, as of June 26, 2020, concluded that a full valuation allowance on its federal and state deferred tax assets remained appropriate.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted and signed into law and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date.  The CARES Act includes changes to tax provisions that benefit business entities and makes certain technical corrections to the 2017 TCJA. Tax relief measures for businesses include modifications to limitations on the deductibility of net operating losses (NOLs) such as a five-year carryback of NOLs incurred in tax years beginning in 2018, 2019 or 2020, and removal of the 80% of taxable income limitation on NOL deductions for tax years beginning before January 1, 2021.  Other tax relief measures include modifications to the limitations on the deductibility of interest for tax years beginning in 2019 and 2020, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to the TCJA that would provide accelerated depreciation deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the COVID-19 pandemic. The Company has evaluated the impact of the CARES Act and determined that there was no significant impact to the income tax provision for the three and six months ended June 26, 2020.  The Company also does not expect the provisions of the CARES Act to result in a significant cash benefit.  However, the Company continues to monitor and evaluate the regulatory and interpretive guidance related to the CARES Act.

Liquidity and Capital Resources

Cash and cash Equivalents

The following table summarizes our cash and cash equivalents:

	June 26,	December 27,
(In millions)	2020	2019	Increase
Total cash and cash equivalents	$214.4	$162.5	$51.9

	Six Months Ended
	June 26,	June 28,
(In millions)	2020	2019
Net cash flow provided by (used in):
Operating activities	$33.2	$68.0
Investing activities	(14.1)	(36.1)
Financing activities	33.1	(5.6)
Effects of exchange rate changes on cash and cash equivalents	(0.3)	(2.3)
Net increase in cash and cash equivalents	$51.9	$24.0

Our primary cash inflows and outflows were as follows:

•

In the six months ended June 26, 2020, we generated net cash from operating activities of $33.2 million compared to $68.0 million in the six months period ended June 28, 2019. The $34.8 million decrease in net cash from operating activities was driven by a $75.2 million decrease in the net change from operating assets and liabilities offset by an $8.9 million increase from non-cash items and $31.5 million increase in net income.

•	The major contributors to the net change in operating assets and liabilities, net of effects of acquisition, in the six months ended June 26, 2020 were as follows:
o	Accounts receivable increased $26.0 million primarily due to timing of collections.
o	Inventories increased $21.5 million due primarily to the customer demand outlook in the second half of fiscal year 2020.
o	Accounts payable increased $6.5 million, income taxes payable increased $4.9 million and other liabilities increased $4.5 million, primarily due to the timing of payments.
•

In the six months ended June 26, 2020, net cash used on investing activities was $14.1 million compared to $36.1 million in the six months ended June 28, 2019. The change is primarily due to the acquisition of DMS in April 2019 offset by more purchases of property, plant and equipment.

•

In the six months ended June 26, 2020, net cash provided by financing activities was $33.1 million compared to net cash used of $5.6 million in the six months ended June 28, 2019. The change is mainly due to the $40.0 million we drew from our revolving credit facility in March 2020.

We have required capital to fund our working capital needs, satisfy our debt obligations, maintain our equipment, purchase new capital equipment and make strategic acquisitions from time to time. As of June 26, 2020, we had cash of $214.4 million compared to $162.5 million as of December 27, 2019. Our cash and cash equivalents, cash generated from operations and amounts available under our revolving line of credit described below were our principal sources of liquidity as of June 26, 2020.

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

In prior years, we determined that a portion of the current year and future year earnings of one of our China subsidiaries may be remitted in the future to one of our foreign subsidiaries outside of China and, accordingly, we provided for the related withholding taxes in our Condensed Consolidated Financial Statements. As of June 26, 2020, we had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $291.0 million. As of June 26, 2020, we have cash of approximately $171.5 million in our foreign subsidiaries.

Borrowing Arrangements

The following table summarizes our borrowings:

	June 26, 2020
(Dollars in millions)	Amount	Interest Rate
U.S. Term Loan	$297.8	4.7%
U.S. Revolving Credit Facility	40.0	2.7%
FDS Revolving Credit Facility	0.6	0.9%
Cinos Term Loan	0.3	2.4%
	$338.7

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

The Term Loan has a maturity date of August 27, 2025, with monthly interest payments in arrears, quarterly principal payments of 0.625% of the original outstanding principal balance payable beginning January 2019, with the remaining principal paid upon maturity. The Term Loan accrues interest daily at a rate equal to a base LIBOR rate determined by reference to the London interbank offered rate for dollars, plus 4.5% (subject to certain adjustments quarterly based upon the Company’s consolidated leverage ratio). As of June 26, 2020, we had an outstanding amount under the Term Loan of $297.8 million, gross of unamortized debt issuance costs of $8.9 million.

The Revolving Credit Facility has an initial available commitment of $65.0 million and a maturity date of August 27, 2023. We pay a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. During the first quarter of 2020 we drew $40.0 million under the Revolving Credit Facility to fund operations, and as of June 26, 2020, we had $40.0 million outstanding under the Revolving Credit Facility.

As of June 26, 2020, interest rates on the outstanding Term Loan and Revolving Credit facility were 4.7% and 2.7%, respectively. After December 31, 2021, LIBOR will officially be phased out. We will work with our bank to determine alternative risk-free rates.

The Credit Agreement requires that we maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the New Credit Agreement) as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio (as defined in the New Credit Agreement) as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. We were in compliance with all covenants for the quarter ended June 26, 2020.

The Letter of Credit Facility has an initial available commitment of $50.0 million and a maturity date of August 27, 2023. We pay quarterly in arrears a fee equal to 2.5% (subject to certain adjustments as per the Term Loans) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of June 26, 2020, we had $1.5 million of outstanding letters of credit with beneficiaries such as landlords of certain facility leases and government agencies making up the majority of the outstanding balance. The remaining available commitments are $48.5 million on the Letter of Credit Facility and $25.0 million on the Revolving Credit Facility.

As of June 26, 2020, FDS had an outstanding amount under a revolving credit facility of 0.5 million euros (approximately $0.6 million) with an interest rate of 0.9%.

Cinos China has a bank loan with a carrying amount of $0.3 million at June 26, 2020 with an interest rate of 2.4%. According to the terms of the bank agreement, this loan is payable in tranches over the next three years.

Cinos has Credit Agreements with various banks that provide Revolving Credit Facilities for a total available commitment of 1.7 billion Korean Won (approximately $1.4 million) with annual renewals beginning from October 2020 through June 2021 and interest rates ranging from 2.5% - 3.7%.  During the six months ended June 26, 2020, borrowings under these Revolving Facilities were insignificant and no amounts were outstanding as of June 26, 2020.

As of June 26, 2020, our total bank debt was $338.7 million, net of unamortized debt issuance costs of $8.9 million. As of June 26, 2020, we had $25.0 million and 7.8 million euros (approximately $8.7 million) available to borrow on our revolving credit facilities in the U.S. and Czech Republic, respectively.

The fair value of our long-term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The carrying value of our long-term debt approximates fair value.

Capital Expenditures

Capital expenditures were $17.5 million during the six months ended June 26, 2020 and were primarily attributable to the capital invested in our manufacturing facilities in the United States, China and South Korea as well as costs associated with the ongoing design and implementation of our new enterprise resource planning system. The Company’s anticipated capital expenditures for the remainder of 2020 are expected to be financed primarily from our cash flow generated from operations.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relations with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Other than operating leases for certain equipment, real estate and purchase order commitments, primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the arrangements described under “Borrowing Arrangements” above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of June 26, 2020:

(In millions)	Total	Fiscal Year 2020	Fiscal Years 2021 - 2022	Fiscal Years 2023 - 2024	Beyond
Operating leases (1)	$52.7	$7.3	$22.0	$12.1	$11.3
Borrowing arrangements (2)	338.7	4.4	18.4	57.5	258.4
Common stock purchase obligation (3)	8.0	8.0	—	—	—
Purchase order commitments (4)	185.1	185.1	—	—	—
Total	$584.5	$204.8	$40.4	$69.6	$269.7

(1)

The Company leases facilities in the United States as well as internationally under non-cancellable leases that expire on various dates through 2031. The total balance of $52.7 million reflects estimated cash payments for all of the Company’s operating leases, however, the total operating lease liabilities as disclosed in the condensed consolidated balance sheets are presented on a discounted present value basis, in accordance with the provisions of ASC 842, “Leases”.

(2)

The total borrowing arrangements reflects obligations under our Term loan totaling $297.8 million, gross of $8.9 million of unamortized debt issuance costs, $40.0 million under our Revolver loan and $0.3 million held by Cinos in South Korea and $0.6 million held by FDS, in the Czech Republic.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that because of the material weaknesses identified in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of June 26, 2020, the end of the period covered by this Quarterly Report on Form 10-Q.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

We previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2019, the following control deficiencies related to our Semiconductor Services Business (SSB) segment, which continue to exist as of June 26, 2020, that constitute material weaknesses in our internal control over financial reporting:

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

Remediation Plan for Material Weaknesses

We are taking the steps necessary to remediate the control deficiencies that constituted the material weaknesses described above by implementing changes to our internal control over financial reporting. Management is implementing measures to ensure that the control deficiencies contributing to the material weaknesses are remediated, and that these controls are designed and operating effectively. We are using both internal and external resources to assist in the following actions:

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

Status of Remediation Efforts

As described below, we are in the midst of our remediation process, and have taken the following steps to remediate the control deficiencies that constituted the material weaknesses described above:

•

We have announced the closure of the SSB Quakertown site, and consolidated the SSB finance team into our Hayward and Singapore sites. We are in process of hiring additional qualified accounting personnel, and have initiated employee training that will be ongoing.

•

In addition, we have added key controls at the corporate level to ensure oversight of SSB accounting close functions including, ensuring all journal entries recorded and general ledger account reconciliations have evidence of review and approval.

•	We have begun the ERP implementation project to transition SSB’s legacy ERP system to SAP.
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

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts discussed above under “Status of Remediation Efforts”, there were no changes in internal control over financial reporting during the fiscal second quarter ended June 26, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) Exhibits

The following exhibits are filed with this quarterly Report on Form 10-Q for the quarter ended June 26, 2020:

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
Date: August 3, 2020

	By:	/S/ JAMES P. SCHOLHAMER
	Name:	James P. Scholhamer
	Title:	Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

Date: August 3, 2020

	By:	/S/ SHERI SAVAGE
	Name:	Sheri Savage
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)