Form 10-Q
period 2020-09-25
Ultra Clean Holdings, Inc.
filed 2020-11-04
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2020

or

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

Number of shares outstanding of the issuer’s common stock as of October 23, 2020: 40.5 million

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 25,	December 27,
(In millions, except par value)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$176.1	$162.5
Accounts receivable, net of allowance for doubtful accounts of $0.3 at September 25, 2020 and December 27, 2019	145.5	112.7
Inventories	175.3	172.4
Prepaid expenses and other current assets	17.2	19.4
Total current assets	514.1	467.0
Property, plant and equipment, net	150.5	145.3
Goodwill	171.1	171.1
Intangibles assets, net	165.5	180.3
Deferred tax assets, net	15.8	15.5
Operating lease right-of-use assets	38.1	34.9
Other non-current assets	5.2	5.2
Total assets	$1,060.3	$1,019.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$7.5	$8.8
Accounts payable	111.4	133.1
Accrued compensation and related benefits	30.8	24.8
Operating lease liabilities	12.1	13.2
Other current liabilities	33.5	30.7
Total current liabilities	195.3	210.6
Bank borrowings, net of current portion	272.6	283.4
Deferred tax liabilities	25.2	25.2
Operating lease liabilities	31.2	28.8
Other liabilities	17.5	18.8
Total liabilities	541.8	566.8
Commitments and contingencies (See Note 9)
Equity:
UCT stockholders’ equity:
Preferred stock — $0.001 par value, 10.0 shares authorized; none outstanding	—	—
Common stock — $0.001 par value, 90.0 shares authorized; 40.5 shares and 39.9 shares issued and outstanding at September 25, 2020 and December 27, 2019, respectively	0.1	0.1
Additional paid-in capital	309.2	300.9
Common shares held in treasury, at cost, 0.6 shares at September 25, 2020 and December 27, 2019	(3.3)	(3.3)
Retained earnings	195.4	140.3
Accumulated other comprehensive loss	(1.3)	(1.3)
Total UCT stockholders' equity	500.1	436.7
Noncontrolling interests	18.4	15.8
Total equity	518.5	452.5
Total liabilities and equity	$1,060.3	$1,019.3

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
(In millions, except per share amounts)	2020	2019	2020	2019
Revenues:
Product	$294.4	$200.0	$831.7	$610.6
Services	68.9	54.3	197.3	169.2
Total revenues	363.3	254.3	1,029.0	779.8
Cost of revenues:
Product	243.6	170.1	687.6	525.7
Services	45.1	36.7	127.2	113.6
Total cost of revenues	288.7	206.8	814.8	639.3
Gross profit	74.6	47.5	214.2	140.5
Operating expenses:
Research and development	3.5	3.6	10.7	10.9
Sales and marketing	6.0	5.9	17.7	16.7
General and administrative	30.2	29.7	97.5	87.4
Total operating expenses	39.7	39.2	125.9	115.0
Income from operations	34.9	8.3	88.3	25.5
Interest income	0.2	-	0.7	0.4
Interest expense	(4.1)	(6.6)	(13.1)	(19.9)
Other income (expense), net	(1.1)	3.1	(3.2)	4.2
Income before provision for income taxes	29.9	4.8	72.7	10.2
Provision for income taxes	4.8	3.9	15.0	8.2
Net income	25.1	0.9	57.7	2.0
Less: Net income attributable to noncontrolling interests	0.7	0.4	2.6	1.1
Net income attributable to UCT	$24.4	$0.5	$55.1	$0.9

Net income per share attributable to UCT common stockholders:
Basic	$0.60	$0.01	$1.37	$0.02
Diluted	$0.59	$0.01	$1.35	$0.02
Shares used in computing net income per share:
Basic	40.4	39.5	40.1	39.4
Diluted	41.1	40.0	40.9	39.7

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
(In millions)	2020	2019	2020	2019
Net income	$25.1	$0.9	$57.7	$2.0
Other comprehensive income (loss):
Change in cumulative translation adjustment	2.0	(1.6)	—	(3.8)
Change in fair value of derivatives	—	(0.1)	—	-
Total other comprehensive income (loss)	2.0	(1.7)	—	(3.8)
Other comprehensive income, attributable to noncontrolling interests	0.7	0.4	2.6	1.1
Comprehensive income (loss) attributable to UCT	$26.4	$(1.2)	$55.1	$(2.9)

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 25,	September 27,
(In millions)	2020	2019
Cash flows from operating activities:
Net income	$57.7	$2.0
Adjustments to reconcile net income to net cash provided by operating activities (excluding assets acquired and liabilities assumed):
Depreciation and amortization	18.8	15.8
Amortization of intangible assets	14.8	15.0
Stock-based compensation	9.5	9.1
Amortization of debt issuance costs	1.4	1.3
Gain on the disposal of assets	(1.4)	—
Gain from insurance proceeds	(0.6)	—
Deferred income taxes	(0.3)	(2.1)
Change in the fair value of financial instruments and earn-out liability	4.4	(3.7)
Changes in assets and liabilities:
Accounts receivable	(32.7)	(2.4)
Inventories	(2.9)	42.5
Prepaid expenses and other current assets	0.3	2.0
Other non-current assets	—	(0.8)
Accounts payable	(21.9)	(0.3)
Accrued compensation and related benefits	5.9	8.8
Income taxes payable	3.2	(1.4)
Operating lease assets and liabilities	(0.8)	—
Other liabilities	(2.5)	3.3
Net cash provided by operating activities	52.9	89.1
Cash flows from investing activities:
Purchases of property, plant and equipment	(26.5)	(12.7)
Proceeds from sale of property and equipment, including insurance proceeds	6.6	2.7
Acquisition of Dynamic Manufacturing Solutions, LLC	—	(29.8)
Net cash used in investing activities	(19.9)	(39.8)
Cash flows from financing activities:
Proceeds from bank borrowings	69.7	34.8
Proceeds from issuance of common stock	0.3	0.1
Principal payments on bank borrowings and finance leases	(85.7)	(64.5)
Payment of contingent earn-out	(1.4)	—
Taxes paid related to net share settlement of equity awards	(1.5)	(1.7)
Net cash used in financing activities	(18.6)	(31.3)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(3.4)
Net increase in cash and cash equivalents	13.6	14.6
Cash and cash equivalents at beginning of period	162.5	144.1
Cash and cash equivalents at end of period	176.1	$158.7
Supplemental cash flow information:
Income taxes paid, net of income tax refunds	$8.5	$12.2
Interest paid	$12.9	$16.4
Non-cash investing and financing activities:
Fair value of earn-out payment related to DMS acquisition	—	$1.4
Property, plant and equipment purchased included in accounts payable and other liabilities	$2.7	$4.6
Business interruption insurance proceeds receivable	—	$1.0

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended
	September 25, 2020
	Common Stock			Treasury shares
(In millions)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
Balance June 26, 2020	40.3	$0.1	$306.0	0.6	$(3.3)	$171.0	$(3.3)	$470.5	$17.7	$488.2
Issuance under employee stock plans	0.2	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	3.2	—	—	—	—	3.2	—	3.2
Net income	—	—	—	—	—	24.4	—	24.4	0.7	25.1
Other comprehensive loss	—	—	—	—	—	—	2.0	2.0	—	2.0
Balance September 25, 2020	40.5	$0.1	$309.2	0.6	$(3.3)	$195.4	$(1.3)	$500.1	$18.4	$518.5

	Nine Months Ended
	September 25, 2020
	Common Stock			Treasury shares
(In millions)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
Balance December 27, 2019	39.9	$0.1	$300.9	0.6	$(3.3)	$140.3	$(1.3)	$436.7	$15.8	$452.5
Issuance under employee stock plans	0.7	—	0.2	—	—	—	—	0.2	—	$0.2
Stock-based compensation expense	—	—	9.5	—	—	—	—	9.5	—	9.5
Taxes paid related to net share settlement of equity awards	(0.1)	—	(1.4)	—	—	—	—	(1.4)	—	(1.4)
Net income	—	—	—	—	—	55.1	—	55.1	2.6	57.7
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—
Balance September 25, 2020	40.5	$0.1	$309.2	0.6	$(3.3)	$195.4	$(1.3)	$500.1	$18.4	$518.5

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended
	September 27, 2019
	Common Stock			Treasury shares
(In millions)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
Balance June 28, 2019	39.5	$0.1	$294.9	0.6	$(3.3)	$150.1	$(2.7)	$439.1	$15.4	$454.5
Issuance under employee stock plans	0.3	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	3.3	—	—	—	—	3.3	—	3.3
Taxes paid related to net share settlement of equity awards	—	—	(0.3)	—	—	—	—	(0.3)	—	(0.3)
Net income	—	—	—	—	—	0.5	—	0.5	0.4	0.9
Other comprehensive loss	—	—	—	—	—	—	(1.7)	(1.7)	—	(1.7)
Balance September 27, 2019	39.8	$0.1	$297.9	0.6	$(3.3)	$150.6	$(4.4)	$440.9	$15.8	$456.7

	Nine Months Ended
	September 27, 2019
	Common Stock			Treasury shares
(In millions)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
Balance December 28, 2018	39.1	$0.1	$290.4	0.6	$(3.3)	$149.7	$(0.6)	$436.3	$14.7	$451.0
Issuance under employee stock plans	0.9	—	0.1	—	—	—	—	0.1	—	0.1
Stock-based compensation expense	—	—	9.1	—	—	—	—	9.1	—	9.1
Taxes paid related to net share settlement of equity awards	(0.2)	—	(1.7)	—	—	—	—	(1.7)	—	(1.7)
Net income	—	—	—	—	—	0.9	—	0.9	1.1	2.0
Other comprehensive loss	—	—	—	—	—	—	(3.8)	(3.8)	—	(3.8)
Balance September 27, 2019	39.8	$0.1	$297.9	0.6	$(3.3)	$150.6	$(4.4)	$440.9	$15.8	$456.7

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

Foreign Currency Translation and Remeasurement — The functional currency of the SPS business unit’s foreign subsidiaries is the U.S. dollar. The functional currency of the SSB business unit’s foreign subsidiaries is the local currency except for that of its Singapore and Scotland entities, which is the U.S. dollar.

The functional currency of the Company’s other international subsidiaries is either the U.S. dollar or their local currency. For the Company’s foreign subsidiaries where the local currency is the functional currency, the Company translates the financial statements of these subsidiaries to U.S. dollars using month-end exchange rates for assets and liabilities, and average rates of exchange for revenue, costs and expenses. Translation gains and losses are recorded in AOCI as a component of stockholders' equity. For the Company’s foreign subsidiaries where the U.S. dollar is the functional currency, any gains and losses resulting from the translation of the assets and liabilities of these subsidiaries are recorded in other income (expense), net.

Use of Estimates — The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions include inventory valuation, accounting for income taxes, business combinations, valuation of goodwill, intangible assets and long-lived assets. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustments. Actual amounts may differ from those estimates.

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

Two of the Company’s customers accounted for 10% or more of revenues and their related revenues as a percentage of total revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2020	2019	2020	2019
Lam Research Corporation	42.9%	37.6%	42.3%	39.4%
Applied Materials, Inc.	25.2%	24.3%	25.0%	21.5%
Total	68.1%	61.9%	67.3%	60.9%

In addition, three of the Company’s customers: Lam Research Corporation, Applied Materials, Inc. and ASM International, Inc., had accounts receivable balances that were individually greater than 10% of total accounts receivable as of September 25, 2020 and December 27, 2019, and in the aggregate approximately 59.1% and 66.7% of total accounts receivable, respectively.

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

Inventories — Inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. The Company evaluates the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts on a periodic basis. Obsolete inventory or inventory in excess of management’s estimated usage is written-down to its estimated market value less costs to sell, if less than its cost. Inherent in the estimates of market value are management’s estimates related to economic trends, future demand for products, and technological obsolescence of the Company’s products.

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

The Company assessed the useful lives of its long-lived assets, including property, plant and equipment as well as its intangible assets as of September 25, 2020 and concluded that no impairment was required.

Leases — The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement. When the Company determines the arrangement is a lease, or contains a lease, at lease inception, it then determines whether the lease is an operating lease or a finance lease. Operating and finance leases with lease terms of one year or greater result in the Company recording a right-of-use (ROU) asset and lease liability on its balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are initially recognized based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses the implicit interest rate if readily determinable or when the implicit interest rate is not readily determinable, the Company uses its incremental borrowing rate. The incremental borrowing rate is not a commonly quoted rate and is derived through a combination of inputs including the Company’s credit rating and the impact of full collateralization. The incremental borrowing rate is based on the Company’s collateralized borrowing capabilities over a similar term of the lease payments. The Company utilizes the consolidated group incremental borrowing rate for all leases. The operating lease ROU asset also includes any lease payments made and excludes any lease incentives. Specific lease terms used in computing the ROU assets and lease liabilities may include options to extend or terminate the lease when the Company believes it is reasonably certain that it will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. As allowed by the guidance, the Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Operating leases are included in operating lease ROU assets, other current liabilities, and long-term operating lease liabilities on the Company’s consolidated balance sheet. The Company’s finance leases at September 25, 2020 and December 27, 2019 were not significant.

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

Income Taxes — The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to realize our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider recent cumulative income (loss). A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. The Company continued to maintain a full valuation allowance on its federal and state deferred tax amounts as of September 25, 2020.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financing Reporting. This guidance provides temporary optional expedients and exceptions through December 31, 2022 to the U.S. GAAP guidance on contract modifications to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance was effective upon issuance. As a result, the Company adopted the guidance in the second quarter of fiscal 2020 and there was no financial impact on the Condensed Consolidated Financial Statements upon adoption.

2. BUSINESS COMBINATIONS

Dynamic Manufacturing Solutions, LLC (“DMS”)

On April 15, 2019, the Company purchased substantially all of the assets of DMS, a semiconductor weldment and solutions provider. Pursuant to the purchase agreement, the former owners of DMS were entitled to up to a maximum of $12.5 million of potential cash earn-out if the combined weldment business achieves certain gross profit and gross margin targets for the twelve months ended June 26, 2020. The fair value of the earn-out at the acquisition date was $1.5 million and was determined using a risk-adjusted earnings projection utilizing the Monte Carlo Simulation method. These inputs are not observable in the market and thus represent a Level 3 measurement as discussed in Note 1 of the Company’s Condensed Consolidated Financial Statements. The total purchase consideration of DMS for purposes of the Company’s purchase price allocation was determined to be $31.4 million, which includes the cash payment of $29.9 million and the fair value of the potential earn-out payments of $1.5 million.

During the second quarter of fiscal year 2020, DMS achieved the specified performance target of the earn-out, which resulted in the maximum payout of $12.5 million, which was paid in August 2020. The increase in fair value of $3.0 from $9.5 million at December 27, 2019 was recorded as other expense in the condensed consolidated statement of operations for the nine months ended September 25, 2020, respectively.

In the first quarter of fiscal year 2020, the Company completed the acquisition accounting and the valuation of the fair value of the assets acquired and the liabilities assumed. The following table summarizes the recognized amounts of assets acquired and liabilities assumed at the acquisition date:

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

The results of operations for the three and nine months ended September 27, 2019 included operating activity for DMS since its acquisition date of April 15, 2019. The results of operations for the three and nine months ended September 25, 2020, included charges attributable to amortization of purchased intangible assets of $0.3 million and $0.9 million, respectively, and $0.3 million and $0.5 million for the three and nine months ended September 27, 2019, respectively, which are included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

Pro Forma Consolidated Results

The following unaudited pro forma consolidated results of operations assume the DMS acquisition was completed as of the beginning of the year of the reporting periods presented. The unaudited pro forma consolidated results of operations for the nine months ended September 27, 2019 is as follows:

Nine Months Ended
September 27,
2019
(In millions, except per share amounts)
Revenues	$789.0
Net income	$2.2
Basic income per share	$0.06
Diluted income per share	$0.06

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

3. BALANCE SHEET INFORMATION

Inventories consisted of the following:

	September 25,	December 27,
(In millions)	2020	2019
Raw materials	$106.3	$99.9
Work in process	55.8	57.6
Finished goods	13.2	14.9
Total	$175.3	$172.4

Property, plant and equipment, net, consisted of the following:

	Useful Life	September 25,	December 27,
(In millions)	(in years)	2020	2019
Land		$3.2	$4.8
Buildings	50	35.0	36.9
Machinery and equipment	5-10	67.0	58.1
Leasehold improvements	*	45.7	41.8
Computer equipment and software	3-10	41.8	32.1
Furniture and fixtures	5	4.3	4.4
		197.0	178.1
Accumulated depreciation		(75.1)	(56.7)
Construction in progress		28.6	23.9
Total		$150.5	$145.3

* Lesser of estimated useful life or remaining lease term

Restructuring

During the first quarter of fiscal year 2020, the Company made a strategic decision to fully integrate Quantum Global Technologies, LLC’s (“QGT”) corporate office responsibilities from Quakertown, PA to UCT’s corporate office in Hayward, CA. As a result, the Company recorded a restructuring charge of $1.9 million for the nine months ended September 25, 2020, in general and administrative expense, primarily related to employee severance as well as the impaired value of the facility lease and losses on sale of equipment.

4. FAIR VALUE MEASUREMENTS

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

		Fair Value Measurement at
		Reporting Date Using
Description	September 25, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other liabilities:
Common stock purchase obligation	$8.2	$—	$—	$8.2
Pension obligation	$5.2	$—	$—	$5.2

		Fair Value Measurement at
		Reporting Date Using
Description	December 27, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other liabilities:
Contingent earn-out liability	$9.5	$—	$—	$9.5
Common stock purchase obligation	$6.8	$—	$—	$6.8
Pension obligation	$4.4	$—	$—	$4.4

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

	September 25,	Valuation	Unobservable
	2020	Techniques	Input	Range
(Dollars in millions, except rate/multiple)
Common stock purchase obligation	$8.2	Discounted cash flow	Revenue multiple	1.5
			EBITDA Multiple	5.5
			Discount rate	25.0%
Pension obligation	$5.2	Projected unit credit method	Discount rate	2.0%
			Rate on return	1.7%
			Salary increase rate	4.5%

Following is a summary of the Level 3 activity:

(In millions)	Common stock Purchase obligation	Pension obligation
As of December 27, 2019	$6.8	$4.4
Fair value adjustments	1.4	0.8
As of September 25, 2020	$8.2	$5.2

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

Details of aggregate goodwill of the Company are as follows:

(In millions)	SPS	SSB	Total
Balance at December 27, 2019	$97.6	$73.5	$171.1
Adjustments	—	—	—
Balance at September 25, 2020	$97.6	$73.5	$171.1

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

Details of intangible assets were as follows:

		As of September 25, 2020			As of December 27, 2019
		Gross			Gross
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(Dollars in millions)	(in years)	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	6 - 10	$119.4	$(47.9)	$71.5	$119.4	$(39.8)	$79.6
Tradename	4 - 6*	27.0	(10.8)	16.2	27.0	(8.1)	18.9
Intellectual property/know-how	7 - 12	13.9	(9.4)	4.5	13.9	(8.4)	5.5
Recipes	20	73.2	(7.6)	65.6	73.2	(4.9)	68.3
Standard operating procedures	20	8.6	(0.9)	7.7	8.6	(0.6)	8.0
Total		$242.1	$(76.6)	$165.5	$242.1	$(61.8)	$180.3

*

The Company concluded that the UCT tradename intangible asset amounting to $9.0 million has an indefinite life and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The Company amortizes its intangible assets on a straight-line or accelerated basis over the estimated economic life of the assets. Amortization expense was approximately $4.9 million and $5.1 million for the three months ended September 25, 2020 and September 27, 2019, respectively, and was approximately $14.8 million and $15.0 million for the nine months ended September 25, 2020 and September 27, 2019. Amortization expense related to QGT’s recipes and standard operating procedures is charged to cost of revenues and the remainder is charged to general and administrative expense. As of September 25, 2020, future estimated amortization expense is expected to be as follows:

Amortization
(In millions)	Expense
2020 (remaining in year)	$4.9
2021	19.6
2022	19.3
2023	14.2
2024	14.0
Thereafter	84.5
Total	$156.5

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

The Term Loan has a maturity date of August 27, 2025, with monthly interest payments in arrears, quarterly principal payments of 0.625% of the original outstanding principal balance payable beginning January 2019, with the remaining principal paid upon maturity. The Term Loan accrues interest at a rate equal to a base LIBOR rate determined by reference to the London interbank offered rate for dollars, plus 4.5% (subject to certain adjustments quarterly based upon the Company’s consolidated leverage ratio).  At September 25, 2020, the Company had an outstanding amount under the Term Loan of $287.8 million, gross of unamortized debt issuance costs of $8.3 million.

The Revolving Credit Facility has an initial available commitment of $65.0 million and a maturity date of August 27, 2023. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. In March 2020, the Company drew $40.0 million under the Revolving Credit Facility to fund operations. In September 2020, the revolver balance of $40.0 million was repaid in full.

As of September 25, 2020, the interest rate on the outstanding Term Loan was 4.7%. After December 31, 2021, LIBOR will officially be phased out. The Company will work with its bank to determine alternative risk-free rates.

The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the New Credit Agreement) as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio (as defined in the New Credit Agreement) as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. The Company was in compliance with all financial covenants as of the quarter ended September 25, 2020.

The Letter of Credit Facility has an initial available commitment of $50.0 million and a maturity date of August 27, 2023. The Company pays quarterly in arrears a fee equal to 2.5% (subject to certain adjustments as per the Term Loans) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of September 25, 2020, the Company had $2.4 million of outstanding letters of credit with beneficiaries such as landlords of certain facility leases and government agencies making up the majority of the outstanding balance. The remaining available commitments are $47.6 million on the Letter of Credit Facility and $65.0 million on the Revolving Credit Facility.

The Company’s subsidiary in the Czech Republic, UCT Fluid Delivery Solutions s.r.o., (FDS) has a revolving credit facility which renews annually at the end of the fiscal second quarter. As of September 25, 2020, FDS had an outstanding amount of $0.3 million with an interest rate of 0.8% under the revolving credit facility.

In the quarter ended September 25, 2020, Cinos China amended its existing Credit Agreement and entered into two additional Credit Agreements with a local bank that provide Revolving Credit Facilities for a total available commitment of $3.5 million with various maturity dates through September 23, 2022 and interest rates ranging from 1.9% to 4.1%. As of September 25, 2020, Cinos China had an outstanding amount of $ 0.3 million with an interest rate of 1.9% under these Credit Agreements.

Cinos Korea has Credit Agreements with various banks that provide Revolving Credit Facilities for a total available commitment of 1.6 billion Korean Won (approximately $1.4 million) with annual renewals beginning from April 2021 through June 2021 and interest rates ranging from 1.4% - 5.4%.  During the nine months ended September 25, 2020, borrowings under these Revolving Facilities were insignificant and no amounts were outstanding as of September 25, 2020.

As of September 25, 2020, the Company’s total bank debt was $280.1 million, net of unamortized debt issuance costs of $8.3 million. As of September 25, 2020, the Company had $65.0 million and $9.3 million available to borrow on its revolving credit facilities in the U.S. and Czech Republic, respectively.

The fair value of the Company’s long term-debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The Company’s carrying value approximates fair value for the Company’s long-term debt.

7. INCOME TAX

The Company's effective tax rate was 16.0% and 81.4% for the three months ended September 25, 2020 and September 27, 2019, respectively, and 20.6% and 80.5% for the nine months ended September 25, 2020 and September 27, 2019, respectively. The Company’s income tax provision was $4.8 million and $3.9 million for the three months ended September 25, 2020 and September 27, 2019, respectively, and $15.0 million and $8.2 million for the nine months ended September 25, 2020 and September 27, 2019, respectively. The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full federal and state valuation allowances.

Company management continuously evaluates the need for a valuation allowance and, as of September 25, 2020, concluded that a full valuation allowance on its federal and state deferred tax assets was still appropriate.

The Company provides for U.S. income taxes on the earnings of its foreign subsidiaries to the extent required by the Tax Cuts and Jobs Act (TCJA). However, the Company does not provide for withholding taxes on that portion of the undistributed earnings of its foreign subsidiaries that it intends to reinvest indefinitely outside the U.S. In prior years, the Company determined that a portion of the current year earnings of one of its China subsidiaries may be remitted in the future to one of its foreign subsidiaries outside of China and, accordingly, the Company provided for the related withholding taxes in its Condensed Consolidated Financial Statements. The Company remitted a portion of those earnings during 2019 and may remit the remainder of the earnings on which withholding taxes have already been accrued but does not currently expect to remit any other Chinese earnings. The Company has also historically remitted earnings from its Singapore subsidiary to the U.S. and may do so again in the future. However, the Company has not accrued for withholding taxes on Singapore earnings as the country does not impose a withholding tax. If the Company changes its intent to reinvest its undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed than the previous anticipated remaining unremitted foreign earnings, the Company could be required to accrue or pay foreign taxes on some or all of these undistributed earnings. As of September 25, 2020, the Company had undistributed earnings of foreign subsidiaries that are considered indefinitely invested outside of the U.S. of approximately $212.6 million. It is not practicable to determine the tax liability that might be incurred if these earnings were to be distributed.

As of September 25, 2020 and September 27, 2019, the Company’s gross liability for unrecognized tax benefits, excluding interest, was $1.0 million for both periods. Although it is possible that some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted. The CARES Act includes changes to tax provisions that benefit business entities and makes certain technical corrections to the 2017 TCJA. Tax relief measures for businesses include modifications to limitations on the deductibility of net operating losses (NOLs) such as a five-year carryback of NOLs incurred in tax years beginning in 2018, 2019 or 2020, and removal of the 80% of taxable income limitation on NOL deductions for tax years beginning before January 1, 2021.  Other tax relief measures include modifications to the limitations on the deductibility of interest for tax years beginning in 2019 and 2020, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to the TCJA that would provide accelerated depreciation deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the COVID-19 pandemic. The Company has evaluated the impact of the CARES Act and determined that there was no significant impact to the income tax provision for the three and nine months ended September 25, 2020.  The Company also does not expect the provisions of the CARES Act to result in a significant cash benefit.  However, the Company continues to monitor and evaluate the regulatory and interpretive guidance related to the CARES Act.

8. RETIREMENT PLANS

Defined Benefit Pension Plan

Cinos Korea has a noncontributory defined benefit pension plan covering substantially all of its employees upon their retirement. The benefits are based on expected years of service and average compensation. The net period costs are recognized as employees render the services necessary to earn the postretirement benefits.  The Company records annual amounts relating to the pension plan based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, compensation increases and turnover rates.  The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current and expected rates of return and trends when it is appropriate to do so.  The effect of modifications to those assumptions is recorded in accumulated other comprehensive income and amortized to net periodic cost over future periods using the corridor method.  The Company believes that the assumptions utilized in recording its obligations under the plan are reasonable based on its experience and market conditions.

As of September 25, 2020, the benefit obligation of the plan is $8.7 million and the fair value of the benefit plan assets, which are invested in several fixed deposit accounts with a bank is $5.1 million.  As of September 25, 2020, the unfunded balance of the plan of $3.6 million has been accrued for by the Company and is included in other long-term liabilities.  Amounts recognized in accumulated other comprehensive income as of September 25, 2020 is $0.5 million.  The contributions to the plan by the Company and its subsidiaries during the year ended September 25, 2020 was $1.4 million. The benefits expected to be paid from the pension plan in each year from 2020-2024 are $0.2 million, $1.1 million, $2.2 million, $0.9 million and $1.0 million, respectively.  The aggregate benefits expected to be paid in the five years from 2025-2029 are $4.6 million.

Employee Savings and Retirement Plan

The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all U.S. employees who meet certain eligibility requirements. Participants could elect to contribute to the 401(k) Plan, on a pre-tax basis, up to 25% of their salary to a maximum of $19,500. The Company may make matching contributions of up to 3% of employee contributions based upon eligibility. The Company made approximately $0.6 million and $1.9 million discretionary employer contributions to the 401(k) Plan in the three and nine months ended September 25, 2020, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 27, 2019, respectively.

9. COMMITMENTS AND CONTINGENCIES

Commitment

The Company had commitments to purchase inventory totaling approximately $179.4 million as of September 25, 2020.

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

10. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

Noncontrolling Interests

QGT owns 51.0% of the outstanding shares of Cinos, a South Korean company that provides outsourced cleaning and recycling of precision parts for the semiconductor industry through its operating facilities in South Korea and through a 60.0% interest in Cinos China. QGT is obligated to purchase shares held by another shareholder of Cinos Korea representing a 35.0% interest. QGT accounted for this unconditional obligation as an assumed liability and derecognized any noncontrolling interest related to the 35.0%, which brings its controlling interest up to 86.0%.

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

The Company is obligated to purchase shares owned by a Cinos Korea shareholder. A certain number of shares would be purchased at a fixed price per share, while the other remaining shares would be purchased based on the greater of the then fair value of the stock and the fixed price per share (floor). The Company has a firm obligation to purchase the shares and a call option, while the other shareholder has a put option. As of September 25, 2020, the fair value of the obligation is $8.2 million which has been recorded as a non-current liability in the accompanying consolidated balance sheets and represents a Level 3 measurement as discussed in Note 4 of the Company’s Consolidated Financial Statements. The agreement with Cinos Korea allows for the common stock purchase obligation to become due in December 2022, and once completed, the Company will own 86.0% of Cinos Korea.

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

The following table shows the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
(In millions)	2020	2019	2020	2019
Cost of revenues (1)	$0.4	$0.6	$1.4	$1.8
Research and development	-	0.1	0.1	0.3
Sales and marketing	0.3	0.3	0.9	0.9
General and administrative	2.6	2.3	7.1	6.1
	3.3	3.3	9.5	9.1
Income tax benefit	(0.5)	(2.7)	(1.9)	(7.3)
Stock-based compensation expense, net of tax	$2.8	$0.6	$7.6	$1.8

(1)	Stock-based compensation expense capitalized in inventory for the three and nine months ended September 25, 2020 and for the three and nine months ended September 27, 2019 was not significant.

For purposes of determining compensation expense related to these RSUs, the fair value is determined based on the closing market price of the Company’s common stock on the date of award.

There were 21.2 thousand RSUs granted during the quarter ended September 25, 2020, with a weighted average fair value of $22.39 per share. For the nine months ended September 25, 2020, 0.8 million RSUs were granted with a weighted average fair value of $18.32 per share.

For the nine months ended September 25, 2020, 0.1 million vested shares were withheld to satisfy withholding tax obligations, resulting in the net issuance of 0.6 million shares.

As of September 25, 2020, approximately $18.4 million of stock-based compensation cost, net of estimated forfeitures, related to RSUs and PSUs remains to be amortized over a weighted average period of 1.9 years. As of September 25, 2020, a total of 1.7 million RSUs and PSUs remain outstanding with an aggregate intrinsic value of $35.9 million and a weighted average remaining contractual term of 1.3 year.

As of September 25, 2020, a total of 44,107 shares of RSAs were outstanding. The total unamortized expense of the Company’s unvested restricted stock awards as of September 25, 2020 was $0.6 million.

The following table summarizes the Company’s combined RSU, PSU and RSA activity for the nine months ended September 25, 2020:

(In millions)	Shares	Aggregate Fair Value
Unvested RSUs, PSUs and RSAs at December 27, 2019	1.8	$41.9
Granted	0.9
Vested	(0.7)
Forfeited	(0.2)
Unvested RSUs, PSUs and RSAs as of September 25, 2020	1.8	$36.8
Vested and expected to vest RSUs, PSUs and RSAs as of September 25, 2020	1.8	$36.8

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

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value-add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Certain of our customers may receive cash-based incentives, such as rebates or credits, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. As of September 25, 2020, an accrual for unpaid customer rebates of $2.4 million was included in accrued expenses on the Company’s Consolidated Balance Sheet. The Company's disaggregated revenues are by segment.

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

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2020	2019	2020	2019
United States	$155.6	$136.1	$453.3	$406.4
Singapore	132.2	68.1	364.0	212.3
South Korea	21.1	15.6	62.7	51.7
Taiwan	18.3	11.5	48.5	31.1
Austria	14.7	9.7	42.2	34.2
China	12.6	7.7	33.7	28.1
Other	8.8	5.6	24.6	16.0
	$363.3	$254.3	$1,029.0	$779.8

13. LEASES

The Company leases offices, facilities and equipment in locations throughout the United States, Asia and Europe.

The Company’s leases do not provide an implicit rate, thus the Company uses an estimated incremental borrowing rate in determining the present value of lease payments.

The components of lease expense were summarized as follows:

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
(Dollars in millions)	2020	2019	2020	2019
Operating lease cost	$3.3	$3.7	$9.9	$10.4
Short-term lease cost	0.3	0.5	1.0	1.1
Total lease cost	$3.6	$4.2	$10.9	$11.5

Operating cash flows from operating leases	$3.9	$3.5	$12.7	$10.6
Weighted-average remaining lease term – operating leases			2.0	2.4
Weighted-average discount rate – operating leases			5.5%	7.0%

Future minimum payments under operating leases as of September 25, 2020 were summarized as follows:

(In millions)	Operating Leases
2020 remaining	$3.7
2021	12.4
2022	10.2
2023	7.3
2024	5.0
Thereafter	9.2
Total minimum lease payments	47.8
Less: imputed interest	4.5
Lease liability	$43.3

14. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
(In millions, except share amounts)	2020	2019	2020	2019
Numerator:
Net income attributable to UCT	$24.4	$0.5	$55.1	$0.9
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	40.4	39.5	40.1	39.4
Shares used in computation — diluted:
Weighted average common shares outstanding	40.4	39.5	40.1	39.4
Dilutive effect of common shares outstanding subject to repurchase	0.7	0.5	0.8	0.3
Shares used in computing diluted net income per share	41.1	40.0	40.9	39.7
Net income per share attributable to UCT — basic	$0.60	$0.01	$1.37	$0.02
Net income per share attributable to UCT — diluted	$0.59	$0.01	$1.35	$0.02

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

Segment Data

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2020	2019	2020	2019
Revenues:
SPS	$294.4	$200.0	$831.7	$610.6
SSB	68.9	54.3	197.3	169.2
Total segment revenues	$363.3	$254.3	$1,029.0	$779.8

Gross profit:
SPS	$50.8	$29.9	$144.1	$84.9
SSB	23.8	17.6	70.1	55.6
Total segment gross profit	$74.6	$47.5	$214.2	$140.5

Operating profit:
SPS	$27.4	$7.4	$72.0	$18.1
SSB	7.5	0.9	16.3	7.4
Consolidated income from operations	$34.9	$8.3	$88.3	$25.5

			September 25,	December 27,
			2020	2019
Assets
SPS			$831.4	$828.0
SSB			228.9	191.3
Total segment assets			$1,060.3	$1,019.3

As of September 25, 2020, approximately $83.8 million and $8.2 million of the Company’s net long-lived assets were located in Asia and Europe, respectively, and the remaining balances were located in the United States. At December 27, 2019, approximately $81.4 million and $3.3 million of the Company’s net long-lived assets were located in Asia and Europe, respectively, and the remaining balances were located in the United States.

16. GOVERNMENT SUBSIDIES

From April through September of the current year, the Singapore government announced a series of relief measures for wages paid to local employees with the purpose of supporting employers during this period of economic uncertainty related to the COVID-19 pandemic, including the co-funding of wages incurred by local employers for nine months ending December 31, 2020. The Company estimated that the total amount of these subsidies will be $3.2 million of which $ 1.1 million and $1.8 million was recorded during the three and nine months ended September 25, 2020, respectively, as an offset to cost of revenues.

The Company also received unconditional subsidies of $0.6 million from the China government during the nine months ended September 25, 2020. These subsidies were recognized as other income in the condensed consolidated statements of operations. In addition, the China government reduced the cost of certain social insurance requirements and also subsidized rent which benefited the Company by $0.4 million and $1.1 million during the three and nine months ended September 25, 2020, respectively. These subsidies were recorded as an offset to cost of revenues and other operating expenses

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

Over the long-term, we believe the semiconductor market we serve will continue to grow due to multi-year industry inflections creating demand from a broad range of drivers including mobile demand driven by 5G, new CPU architectures which are enabling higher performance servers, and cloud, AI and machine learnings. We also believe that semiconductor equipment OEMs are increasingly relying on partners like UCT to fulfill their expanding capacity requirements.

Impact of COVID-19 on Our Business

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. Our financial results for the three months ended September 25, 2020 represent our second full quarter of operations during the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the pandemic is ongoing and information is constantly evolving. Furthermore, the negative impact of the COVID-19 pandemic on economies worldwide has been and continues to be severe.

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

Critical Accounting Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure at the date of our Condensed Consolidated Financial Statements. From time to time, we evaluate our estimates and judgments, including those related to sales, inventories, goodwill and intangible assets, stock compensation and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We consider certain accounting policies related to inventory valuation, accounting for income taxes, business combinations, valuation of intangible assets and goodwill, accounting for pension obligations and equity incentives to employees to be critical policies due to the estimates and judgments involved in each.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest December 31. Fiscal year 2020 is the 52-week period ending December 25, 2020, and fiscal year 2019 was the 52-week period ended December 27, 2019. The fiscal quarters ended September 25, 2020 and September 27, 2019 were both 13-week periods.

Discussion of Results of Operations for the Three and Nine months ended September 25, 2020 Compared to the Three and Nine Months Ended September 27, 2019

Revenues

	Three Months Ended			Nine Months Ended
Revenues by Segment	September 25,	September 27,	Percent	September 25,	September 27,	Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
SPS	$294.4	$200.0	47.2%	$831.7	$610.6	36.2%
SSB	68.9	54.3	26.9%	197.3	169.2	16.6%
Total Revenues	$363.3	$254.3	42.9%	$1,029.0	$780	32.0%
SPS as a percentage of total revenues	81.0%	78.6%		80.8%	78.3%
SSB as a percentage of total revenues	19.0%	21.4%		19.2%	21.7%

Total SPS revenues increased in the three and nine months ended September 25, 2020, compared to the same periods in the prior year, primarily due to an increase in customer demand in the semiconductor industry, in particular, the wafer fabrication equipment industry. Total SSB revenues increased in the three and nine months ended September 25, 2020, compared to the same periods in the prior year, primarily due to increases in demand across its customer base.

	Three Months Ended			Nine Months Ended
Revenues by Geography	September 25,	September 27,	Percent	September 25,	September 27,	Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
United States	$152.5	$119.1	28.0%	$436.0	$376.4	15.8%
International	210.8	135.2	55.9%	593.0	403.4	47.0%
Total Revenues	$363.3	$254.3	42.9%	$1,029.0	$779.8	32.0%
Unites States as a percentage of total revenues	42.0%	46.8%		42.4%	48.3%
International as a percentage of total revenues	58.0%	53.2%		57.6%	51.7%

On a geographic basis, revenues represent products shipped from or services performed at our U.S. and international locations. For the three and nine months ended September 25, 2020, U.S. revenues increased, driven by 2 factors.  The first of these was an overall increase in semiconductor industry demand in the U.S.  The second factor relates to the April, 2019 acquisition of DMS, whose customers are primarily U.S. based. For the three and nine months ended September 25, 2020, international revenue increased in absolute terms and as a percentage of total revenue, primarily due to the overall higher semiconductor and semiconductor capital equipment demand outside of the U.S..

Cost of Revenues

	Three Months Ended			Nine Months Ended
Cost of Revenues by Segment	September 25,	September 27,	Percent	September 25,	September 27,	Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
SPS	$243.6	$170.1	43.2%	$687.6	$525.7	30.8%
SSB	45.1	36.7	22.9%	127.2	113.6	12.0%
Total Cost of Revenues	$288.7	$206.8	39.6%	$814.8	$639.3	27.5%
SPS as a percentage of total SPS revenues	82.7%	85.1%		82.7%	86.1%
SSB as a percentage of total SSB revenues	65.5%	67.6%		64.5%	67.1%

Total cost of revenues increased $81.9 million and $175.5 million for the three and nine months ended September 25, 2020, respectively, due to higher demand for both SPS products and SSB services.

SPS cost of revenues consists of purchased materials, direct labor and manufacturing overhead. SPS cost of revenues increased $73.5 million for the three months ended September 25, 2020 compared to the same period in the prior year, due to higher volume of sales driving increased material costs of $64.7 million, higher direct labor spending of $1.0 million and higher overhead costs of $7.8 million. SPS cost of revenues increased $161.9 million for the nine months ended September 25, 2020 compared to the same period in the prior year, due to higher volume of sales driving increased material costs of $151.5 million, higher direct labor spending of $6.4 million and higher overhead costs of $4.0 million.

SSB cost of revenues consists of direct labor, manufacturing overhead and materials (such as chemicals, gases and consumables). SSB cost of revenues increased $8.4 million in the three months ended September 25, 2020 compared to the same period in the prior year driven by higher volumes of service orders, resulting in an increase in labor costs of $4.4 million (the largest component of SSB’s total cost of revenues), higher material costs of $3.3 million and higher overhead costs of $0.7 million driven by higher service orders. SSB cost of revenues increased $13.6 million for the nine months ended September 25, 2020 compared to the same period in the prior year driven by higher volumes of service orders, resulting in increases in labor costs of $6.8 million and higher material costs of $4.7 million and higher depreciation expense of $2.2 million as a result of an increase in capital assets.

Gross Margin

	Three Months Ended			Nine Months Ended
Gross Profit by Segment	September 25,	September 27,	Percent	September 25,	September 27,	Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
SPS	$50.8	$29.9	69.9%	$144.1	$84.9	69.7%
SSB	23.8	17.6	35.2%	70.1	55.6	26.1%
Gross profit	$74.6	$47.5	57.1%	$214.2	$140.5	52.5%
Gross Margin by Segment
SPS	17.3%	15.0%		17.3%	13.9%
SSB	34.5%	32.4%		35.5%	32.9%
Total Company	20.5%	18.7%		20.8%	18.0%

SPS gross margin increased in the three and nine months ended September 25, 2020, compared to the same periods in the prior year, due primarily to higher volume, and the mix of higher margin products. SSB gross margin increased in the three and nine months ended September 25, 2020, compared to the same periods in the prior year, due to direct labor efficiencies along with lower facility-related costs.

Research and Development

	Three Months Ended			Nine Months Ended
	September 25,	September 27,	Percent	September 25,	September 27,	Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Research and development	$3.5	$3.6	-2.8%	$10.7	$10.9	-1.8%
Research and development as a percentage of total revenues	1.0%	1.4%		1.0%	1.4%

Research and development expenses remained consistent for the three and nine months ended September 25, 2020, compared to the same periods in the prior year.

Sales and Marketing

	Three Months Ended			Nine Months Ended
	September 25,	September 27,	Percent	September 25,	September 27,	Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Sales and marketing	$6.0	$5.9	1.7%	$17.7	$16.7	6.0%
Sales and marketing as a percentage of total revenues	1.7%	2.3%		1.7%	2.1%

Sales and marketing expenses remained consistent for the three months ended September 25, 2020, compared to the same period in the prior year. Sales and marketing expenses increased $1.0 million in the nine months ended September 25, 2020, compared to the same period in the prior year, primarily due to an increase in personnel-related costs as well as the inclusion of DMS’ sales and marketing expenses for the full nine months ended September 25, 2020.

General and Administrative

	Three Months Ended			Nine Months Ended
	September 25,	September 27,	Percent	September 25,	September 27,	Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
General and administrative	$30.2	$29.7	1.7%	$97.5	$87.4	11.6%
General and administrative as a percentage of total revenues	8.3%	11.7%		9.5%	11.2%

General and administrative expenses increased $0.5 million in the three months ended September 25, 2020, compared to the same period in the prior year, due to higher personnel-related expenses primarily due to increases in headcount. General and administrative expenses increased $10.1 million in the nine months ended September 25, 2020, compared to the same period in the prior year, due to the inclusion of DMS’ general and administrative expenses for the full nine months ended September 25, 2020, an increase in certain professional fees, higher personnel-related expenses primarily due to increases in headcount and higher bonuses, and restructuring expenses related to the closure of the SSB headquarters in Quakertown, PA, partially offset by a $1.4 million gain from the sale of property and equipment.

Interest and Other Income (Expense), net

	Three Months Ended			Nine Months Ended
	September 25,	September 27,	Percent	September 25,	September 27,	Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Interest income	$0.2	$-	n/m	$0.7	$0.4	75.0%
Interest expense	$(4.1)	$(6.6)	-37.9%	$(13.1)	$(19.9)	-34.2%
Other income (expense), net	$(1.1)	$3.1	-135.5%	$(3.2)	$4.2	-176.2%

n/m - not meaningful

Interest expense decreased in the three and nine months ended September 25, 2020, compared to the same periods in the prior year, due to a lower average debt balance, lower interest rates resulting from lower LIBOR rates and higher interest expense capitalized on borrowings related to qualified capital expenditures.

Other income (expense), net decreased in the three months ended September 25, 2020, compared to the same period in the prior year, due to the absence of the decrease in fair value of the contingent earn-out liability of $2.4 million related to the QGT acquisition and the $1.0 million business interruption insurance income, which were recorded in the same period of the prior year.

Other income (expense), net decreased in the nine months ended September 25, 2020, compared to the same period in the prior year, due to increases in the fair value of the contingent earn-out liability related to the DMS acquisition and of the common stock purchase obligation of $2.7 million and $1.4 million, respectively. These other expenses were partially offset by other income of $0.6 million of government subsidies received by the Company’s subsidiary in China and by $0.6 million of insurance proceeds pertaining to the Cinos fire and the absence of the $3.9 million decrease in fair value of the contingent earn out related to the QGT acquisition and the $1.0 million business interruption insurance income, which were recorded in the same period of the prior year.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	September 25,	September 27,	Percent	September 25,	September 27,	Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Provision for income taxes	$4.8	$3.9	23.1%	$15.0	$8.2	82.9%
Effective tax rate	16.0%	81.4%		20.6%	80.5%

The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full federal and state valuation allowances.

Company management continuously evaluates the need for a valuation allowance on its deferred tax assets and, as of September 25, 2020, concluded that a full valuation allowance on its federal and state deferred tax assets remained appropriate.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted and signed into law and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date.  The CARES Act includes changes to tax provisions that benefit business entities and makes certain technical corrections to the 2017 TCJA. Tax relief measures for businesses include modifications to limitations on the deductibility of net operating losses (NOLs) such as a five-year carryback of NOLs incurred in tax years beginning in 2018, 2019 or 2020, and removal of the 80% of taxable income limitation on NOL deductions for tax years beginning before January 1, 2021.  Other tax relief measures include modifications to the limitations on the deductibility of interest for tax years beginning in 2019 and 2020, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to the TCJA that would provide accelerated depreciation deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the COVID-19 pandemic. The Company has evaluated the impact of the CARES Act and determined that there was no significant impact to the income tax provision for the three and nine months ended September 25, 2020.  The Company also does not expect the provisions of the CARES Act to result in a significant cash benefit.  However, the Company continues to monitor and evaluate the regulatory and interpretive guidance related to the CARES Act.

Liquidity and Capital Resources

Cash and cash Equivalents

The following table summarizes our cash and cash equivalents:

	September 25,	December 27,
(In millions)	2020	2019	Increase
Total cash and cash equivalents	$176.1	$162.5	$13.6

	Nine Months Ended
	September 25,	September 27,
(In millions)	2020	2019
Net cash flow provided by (used in):
Operating activities	$52.9	$89.1
Investing activities	(19.9)	(39.8)
Financing activities	(18.6)	(31.3)
Effects of exchange rate changes on cash and cash equivalents	(0.8)	(3.4)
Net increase in cash and cash equivalents	$13.6	$14.6

Our primary cash inflows and outflows were as follows:

•

In the nine months ended September 25, 2020, we generated net cash from operating activities of $52.9 million compared to $89.1 million in the nine months period ended September 27, 2019. The $36.2 million decrease in net cash from operating activities was driven by a $103.1 million decrease in the net change from operating assets and liabilities offset by an $11.2 million increase from non-cash items and a $55.7 million increase in net income.

•	The major contributors to the net change in operating assets and liabilities, net of effects of acquisition, in the nine months ended September 25, 2020 were as follows:
o	Accounts receivable increased $32.7 million primarily due to the increase in revenues in fiscal 2020 and the timing of collections.
o	Inventories increased $2.9 million due primarily to the customer demand outlook in 2020.
o

Accounts payable decreased $21.9 million, accrued compensation and related benefits increased $5.9 million, income taxes payable increased $3.2 million and other liabilities decreased $2.5 million, primarily due to the timing of payments.

•

In the nine months ended September 25, 2020, net cash used in investing activities was $19.9 million compared to $39.8 million in the nine months ended September 27, 2019. The change is primarily due to the acquisition of DMS in April 2019 offset by more purchases of property, plant and equipment in fiscal 2020.

•

In the nine months ended September 25, 2020, net cash used in financing activities was $18.6 million compared to net cash used of $31.3 million in the nine months ended September 27, 2019. The change is mainly due to timing of payments on bank borrowings.

We have required capital to fund our working capital needs, satisfy our debt obligations, maintain our equipment, purchase new capital equipment and make strategic acquisitions from time to time. As of September 25, 2020, we had cash of $176.1 million compared to $162.5 million as of December 27, 2019. Our cash and cash equivalents, cash generated from operations and amounts available under our revolving line of credit described below were our principal sources of liquidity as of September 25, 2020.

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

In prior years, we determined that a portion of the current year and future year earnings of one of our China subsidiaries may be remitted in the future to one of our foreign subsidiaries outside of China and, accordingly, we provided for the related withholding taxes in our Condensed Consolidated Financial Statements. As of September 25, 2020, we had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $212.6 million. As of September 25, 2020, we have cash of approximately $149.9 million in our foreign subsidiaries.

Borrowing Arrangements

The following table summarizes our borrowings:

	September 25, 2020
(Dollars in millions)	Amount	Interest Rate
U.S. Term Loan	$287.8	4.7%
FDS Revolving Credit Facility	0.3	0.8%
Cinos China Term Loan	0.3	1.9%
	$288.4

In August 2018, we entered into a credit agreement with Barclays Bank that provided a Term Loan, a Revolving Credit Facility, and a Letter of Credit Facility (the “Credit Facilities”). We and some of our subsidiaries have agreed to secure all of their obligations under the Credit Facilities by granting a first priority lien in substantially all of our respective personal property assets (subject to certain exceptions and limitations). In August 2018, we borrowed $350.0 million under the Term Loan and used the proceeds, together with cash on hand, to finance the acquisition of QGT and to refinance our previous credit facilities.

The Term Loan has a maturity date of August 27, 2025, with monthly interest payments in arrears, quarterly principal payments of 0.625% of the original outstanding principal balance payable beginning January 2019, with the remaining principal paid upon maturity. The Term Loan accrues interest daily at a rate equal to a base LIBOR rate determined by reference to the London interbank offered rate for dollars, plus 4.5% (subject to certain adjustments quarterly based upon the Company’s consolidated leverage ratio). As of September 25, 2020, we had an outstanding amount under the Term Loan of $287.8 million, gross of unamortized debt issuance costs of $8.3 million.

The Revolving Credit Facility has an initial available commitment of $65.0 million and a maturity date of August 27, 2023. We pay a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. During the first quarter of 2020 we drew $40.0 million under the Revolving Credit Facility to fund operations. In September 2020, the revolver balance of $40.0 million was repaid in full.

As of September 25, 2020, interest rates on the outstanding Term Loan was 4.7%. After December 31, 2021, LIBOR will officially be phased out. We will work with our bank to determine alternative risk-free rates.

The Credit Agreement requires that we maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the New Credit Agreement) as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio (as defined in the New Credit Agreement) as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. We were in compliance with all covenants for the quarter ended September 25, 2020.

The Letter of Credit Facility has an initial available commitment of $50.0 million and a maturity date of August 27, 2023. We pay quarterly in arrears a fee equal to 2.5% (subject to certain adjustments as per the Term Loans) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of September 25, 2020, we had $2.4 million of outstanding letters of credit with beneficiaries such as landlords of certain facility leases and government agencies making up the majority of the outstanding balance. The remaining available commitments are $47.6 million on the Letter of Credit Facility and $65.0 million on the Revolving Credit Facility.

As of September 25, 2020, FDS had an outstanding amount under a revolving credit facility of $0.3 million with an interest rate of 0.8%.

In the quarter ended September 25, 2020, Cinos China amended its existing Credit Agreement and entered into two additional Credit Agreements with a local bank that provide Revolving Credit Facilities for a total available commitment of $3.5 million with various maturity dates through September 23, 2022 and interest rates ranging from 1.9% to 4.1%. As of September 25, 2020, Cinos China had an outstanding amount of $ 0.3 million with an interest rate of 1.9% under these Credit Agreements.

Cinos has Credit Agreements with various banks that provide Revolving Credit Facilities for a total available commitment of 1.6 billion Korean Won (approximately $1.4 million) with annual renewals beginning from April 2021 through June 2021 and interest rates ranging from 1.4% - 5.4%.  During the nine months ended September 25, 2020, borrowings under these Revolving Facilities were insignificant and no amounts were outstanding as of September 25, 2020.

As of September 25, 2020, our total bank debt was $280.1 million, net of unamortized debt issuance costs of $8.3 million. As of September 25, 2020, we had $55.0 million and $9.3 million available to borrow on our revolving credit facilities in the U.S. and Czech Republic, respectively.

The fair value of our long-term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The carrying value of our long-term debt approximates fair value.

Capital Expenditures

Capital expenditures were $26.7 million during the nine months ended September 25, 2020 and were primarily attributable to the capital invested in our manufacturing facilities in the United States, China and South Korea as well as costs associated with the ongoing design and implementation of our new enterprise resource planning system. The Company’s anticipated capital expenditures for the remainder of 2020 are expected to be financed primarily from our cash flow generated from operations.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relations with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Other than operating leases for certain equipment, real estate and purchase order commitments, primarily for inventory, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and, other than the arrangements described under “Borrowing Arrangements” above, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of September 25, 2020:

(In millions)	Total	Fiscal Year 2020	Fiscal Years 2021 - 2022	Fiscal Years 2023 - 2024	Beyond
Operating leases (1)	$47.8	$3.7	$22.6	$12.3	$9.2
Borrowing arrangements (2)	288.4	2.8	17.5	17.5	250.6
Common stock purchase obligation (3)	8.2	—	8.2	—	—
Purchase order commitments (4)	179.4	179.4	—	—	—
Total	$523.8	$185.9	$48.3	$29.8	$259.8

(1)

The Company leases facilities in the United States as well as internationally under non-cancellable leases that expire on various dates through 2031. The total balance of $47.8 million reflects estimated cash payments for all of the Company’s operating leases, however, the total operating lease liabilities as disclosed in the condensed consolidated balance sheets are presented on a discounted present value basis, in accordance with the provisions of ASC 842, “Leases”.

(2)

The total borrowing arrangements reflects obligations under our Term loan totaling $287.8 million, gross of $8.3 million of unamortized debt issuance costs, and $0.3 million held by Cinos in South Korea and $0.3 million held by FDS, in the Czech Republic.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that because of the material weaknesses identified in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of September 25, 2020, the end of the period covered by this Quarterly Report on Form 10-Q.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

We previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2019, the following control deficiencies related to our Semiconductor Services Business (SSB) segment, which continue to exist as of September 25, 2020, that constitute material weaknesses in our internal control over financial reporting:

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

Status of Remediation Efforts

As described below, we are in the midst of our remediation process, and have taken the following steps to remediate the control deficiencies that constituted the material weaknesses described above:

•

We have completed the closure of the SSB Quakertown site, and consolidated the SSB finance team into our Hayward and Singapore sites. We have hired additional qualified accounting personnel to support the remediation effort and will continue to hire qualified accounting personnel as necessary, and have initiated employee training that will be ongoing.

•

In addition, we have added key controls at the corporate level to ensure oversight of SSB accounting close functions including, ensuring journal entries recorded and general ledger account reconciliations have evidence of review and approval.

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

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts discussed above under “Status of Remediation Efforts”, there were no changes in internal controls over financial reporting during the fiscal third quarter ended September 25, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Cybersecurity

Cybersecurity attacks are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data (our own or that of third parties). Although we have adopted certain measures to mitigate potential risks to our systems from information technology-related disruptions, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In August 2020, a third party gained unauthorized access to some of our data by launching a cyberattack on some of our servers. The Company believes that information related to fewer than 6000 employees (and former employees) of the Company was accessed, and that the information included social security numbers and some financial and credit card account numbers. While remedial actions are ongoing, including notifying all affected individuals and relevant state regulatory agencies, the attack has had no impact on our operations, and we do not anticipate that it will have any material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a) Exhibits

The following exhibits are filed with this quarterly Report on Form 10-Q for the quarter ended September 25, 2020:

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
Date: November 4, 2020

	By:	/S/ JAMES P. SCHOLHAMER
	Name:	James P. Scholhamer
	Title:	Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

Date: November 4, 2020

	By:	/S/ SHERI SAVAGE
	Name:	Sheri Savage
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)