Form 10-K
period 2020-12-25
Ultra Clean Holdings, Inc.
filed 2021-02-23
CIK 1275014

C

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2020

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 26, 2020 as reported on the NASDAQ Global Market, was approximately $865.9 million. Shares of common stock held by each executive officer and director have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

Number of shares of the registrant’s common stock outstanding as of February 19, 2021: 40,612,933

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2020 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 25, 2020.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will be,” “will continue,” “will likely results,” variations of such words, and similar expressions are intended to identify such forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, but are not limited to, statements concerning the following: projections of our financial performance, our anticipated growth and trends in our business, levels of capital expenditures, the adequacy of our capital resources to fund operations and growth, our ability to compete effectively with our competitors, our strategies and ability to protect our intellectual property, future acquisitions, customer demand, our manufacturing and procurement process, employee matters, supplier relations, foreign operations, the legal and regulatory backdrop (including environmental regulation), our exposure to market risks and other characterizations of future events or circumstances described in this Annual Report. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Item 1.	Business

Overview

Ultra Clean Holdings, Inc., (“UCT”, the “Company” or “We”) is a leading developer and supplier of critical subsystems, ultra-high purity cleaning and analytical services primarily for the semiconductor industry. We operate and report results for two operating segments: Products and Services. Our Products business primarily designs, engineers and manufactures production tools, modules and subsystems for the semiconductor and display capital equipment markets. Products include chemical delivery modules, frame assemblies, gas delivery systems, fluid delivery systems, precision robotics, process modules as well as other high-level assemblies. Our Services business provides ultra-high purity parts cleaning, process tool part recoating, surface encapsulation and high sensitivity micro contamination analysis primarily for the semiconductor device makers and wafer fabrication equipment (WFE) markets.

We sell a majority of our products and provide most of our services to U.S. registered customers with locations both in and outside the U.S. In addition to U.S. manufacturing and service operations, we manufacture products and provide parts cleaning and other related services in our Asian and European facilities to support local and U.S. based customers. We conduct our operating activities primarily through our subsidiaries.

Over the long-term, we believe the semiconductor market we serve will continue to grow due to multi-year industry demand from a broad range of drivers including mobile demand driven by 5G, new CPU architectures which are enabling higher performance servers, and cloud, AI and Machine Learning. We also believe that semiconductor original equipment manufacturers (“OEM”) are increasingly relying on partners like UCT to fulfill their expanding capacity requirements. Additionally, our Services business is benefiting as device manufacturers rely on precision cleaning and coating to achieve ever more complex devices.

Our international revenues represented 58.4%, 52.1% and 56.7% of total revenues for fiscal years ended 2020, 2019 and 2018, respectively. See Note 12 to the Notes to Consolidated Financial Statements for further information about our geographic areas.

Our Suite of Offerings

We are a leading developer and supplier of critical subsystems, and ultra-high purity cleaning and analytical services primarily for the semiconductor industry. We offer our customers an integrated outsourced solution for major subassemblies, improved design-to-delivery cycle times, design for manufacturability, prototyping and component manufacturing, and tool chamber parts cleaning and coating, as well as micro contamination analytical services. We offer our customers:

•

A vertically integrated solution for complex and highly configurable systems. We provide our OEM customers a broad outsourced solution for the development, design, component sourcing and cleaning, prototyping, engineering, and manufacturing and testing of advanced systems. We utilize our weldment and frame fabrication capabilities with highly specialized engineering, global supply chain management, and assembly capabilities to produce high performance products that are customized to meet the needs of our customers and their customers. We enable our customers to minimize their overall number of suppliers, simplify their supply chain and reduce their inventories.

•

Subsystem manufacturing. Our experience with the demanding requirements in semiconductor equipment manufacturing has enabled us to become a leading developer and supplier of critical modules and subsystems. These assemblies include gas and fluid delivery solutions, wafer transport systems, mechatronic assemblies, and process modules.

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

•

Precision fabrication. We design and manufacture weldments and frames with exacting standards to meet or exceed our customers’ needs. UCT’s 25 years of experience in the fabrication of complex components enable us to provide a cost competitiveness in our vertical integration model. Many of our customers require frames that are powder coated and we added this capability in 2016.  In 2019, we expanded our weldment capabilities via the acquisition of Dynamic Manufacturing Solutions, LLC (“DMS”).

•	Custom thermal control. We design and manufacture heaters, sensors, and controllers for precise temperature control. These products are complementary to our gas delivery systems products.
•

Parts cleaning and coating and analytical verification: Through our Services business division, we offer integrated device manufacturers (“IDM”) customers validated, ultra-high purity process tool chamber parts cleaning and coating services. Included in these services are tool part process optimization solutions that could lower the total cost of ownership for our customers. We also offer analytical verification of process tool chamber part cleaning effectiveness and micro contamination analysis of tool parts, wafers and depositions, chemicals, cleanroom materials, deionized water and airborne molecular contamination.

Our Strategy

Our strategy is to grow our position and enhance our value to our customers as a leading solutions and service provider in the semiconductor markets we serve, while supporting other technologically similar markets in the display, consumer, medical, energy, industrial and research industries. Our strategy is comprised of the following key elements:

•

Expand our solutions and service market share with semiconductor OEMs and IDMs. We believe that equipment outsourcing among OEMs creates a significant market opportunity for us to grow our business with existing and new customers. We believe our customers will continue to outsource critical subsystems and that we are well positioned to capture a significant portion of these outsourcing opportunities. We believe that our continued focus on efficient manufacturing, reduced design-to-delivery cycle times, and high quality and reliability will also allow us to gain market share. Similarly, we believe there is room to gain market share with our Services offerings, both with IDMs and OEMs, as customers typically outsource these solutions. By providing customers process improvement through consistently cleaner parts and analytical verification of process tool chamber part cleaning effectiveness, we have expanded our total available market significantly.

•

Develop or acquire solutions that allow our customers to succeed at the leading edge of the semiconductor processing nodes. We continue to expand the number and type of subsystems and services that we offer in the rapidly advancing semiconductor market.

•

Leverage our geographic presence in lower cost manufacturing regions. The diverse footprint of our manufacturing facilities allows us to provide cost competitive solutions. These facilities house subsystem assembly, weldment and thermal control heater operations and put us in close proximity to the manufacturing facilities of existing and potential customers and their end users. In Singapore, we have a procurement office and substantial manufacturing capabilities. Our manufacturing facilities all use similar processes and procedures, enabling us to respond rapidly to demand changes from our customer. UCT is expanding its global footprint into Penang, Malaysia as part of our strategic growth plan. Leasehold improvements should begin in the first quarter of 2021 with initial production scheduled for mid-2021. Several of UCT’s cleaning and analytic facilities are also in low-cost regions, strategically close to our customers, adding to our competitive advantage.

•

Provide production flexibility to respond rapidly to demand changes. Our manufacturing facilities all use similar processes and procedures enabling us to easily shift production between sites to support expanded demand and ensure business continuity.

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

•

Continue to selectively pursue strategic acquisitions. We will continue to consider strategic acquisitions that will enable us to improve our financial model, expand our geographic presence, secure new customers and diversify into complementary products and services markets as well as broaden our technological and cleaning and analytical capabilities in the markets we serve. In December, 2020, we entered into a definitive agreement to acquire Ham-Let (Israel-Canada) Ltd., an Israeli company that supplies components to the semiconductor and other industries, for approximately $287.0 million based on the exchange rate in effect at the close of business on December 10, 2020.

•

Strengthen vertical integration. We continue to invest in our operations to meet customer quality and delivery targets. We have expanded welding operations at several of our manufacturing sites, developed/built in-house powder coating capability, and purchased new manufacturing tools. In addition to organic growth, we continue to manage/foster key strategic partnerships to efficiently meet production needs.

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

•	Other high-level assemblies: Other high-level assemblies refer to large subsystems used in semiconductor manufacturing, display, medical, energy, industrial and research industries.

Services

Our services business includes ultra-high purity process tool chamber parts cleaning and coating services, tool part life extension and process tool part optimization solutions, and micro-contamination analytical testing, primarily for the semiconductor device manufacturers and wafer fabrication equipment markets.

•

Parts cleaning and coating: UCT offers customers validated, ultra-high purity outsourced process tool chamber parts cleaning and coating services. Included in these services are tool part process optimization solutions that can lower the total cost of ownership for our customers.

•

Micro-contamination analysis: UCT also offers micro-contamination analysis of tool parts, wafers and depositions, chemicals, cleanroom materials, deionized water and airborne molecular contamination and provides analytical verification of process tool chamber part cleaning effectiveness.

Customers

We sell our products and services primarily to customers in the semiconductor capital equipment and semiconductor integrated device manufacturing industries, and we also sell to the display, consumer, medical, energy, industrial, and research equipment industries.

The majority of our total revenues comes from the semiconductor capital equipment industry (OEM customers), which is highly concentrated, so we are therefore highly dependent upon a small number of customers. Our two largest revenue customers in fiscal years 2020, 2019 and 2018 were Applied Materials, Inc. and Lam Research Corporation, each of which accounted for more than 10.0% of our total revenues in fiscal years 2020, 2019 and 2018. As a group, our respective year’s top two customers accounted for 67.1%, 66.9% and 76.6% of the Company’s revenues for fiscal years 2020, 2019 and 2018, respectively.

Approximately 95.7% of our total revenues for the fiscal year 2020 came from multiple segments of the semiconductor industry, which include IDM, Foundry, OEM, and sub-tier suppliers.

We have successfully been qualified as a supplier of equipment, cleaning, coating and analytical services with each of our customers who require such qualifications. This lengthy qualification process typically involves the inspection and audit of our facilities and evaluation by our customers of our engineering, documentation, manufacturing and quality control processes and procedures. Our customers generally place orders with suppliers who have met and continue to meet their qualification criteria.

Customer Business Management

We sell and support our products and services through our Customer Business Management organization. Our customer relationship directors are responsible for establishing sales strategy and setting the objectives for specific customer accounts. Each customer relationship manager is dedicated to a specific customer account and is responsible for maintaining strong working relationships with that customer, and in many cases provide on-site support. OEM Customer relationship managers often attend customers’ internal meetings related to production and engineering design and quality to ensure that customer expectations are interpreted and communicated properly to our operations group. Customer relationship managers also work with our customers to identify and meet their cost and design-to-delivery cycle time objectives. Our IDM Customer relationship managers work with process tool owners and Fab maintenance managers relating to the development and validation of cleaning recipes, addressing new tools cleaning and analytical requirements, and optimizing cleaning processes and analytical testing requirements to support node transitions.

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

Our analytical and testing capabilities also help us anticipate technological changes and requirements in component features for our core next-generation gas delivery systems and other critical subsystems. We are developing additional features to improve the performance and functionality of our gas delivery systems and other critical subsystems. Our technology development activities for next-generation gas delivery and other critical subsystems are performed principally in Hayward, California.

We also engage in ongoing technology development to maintain technological leadership in the cleaning, coating and analytical markets. Our Services business works closely with customers to identify and anticipate changes that will be required in next-generation equipment. UCT’s technical capability is becoming extremely critical and differentiated to ensure high wafer yields and throughput as geometries shrink and density increases. Our Services business development activities are performed primarily in Phoenix, AZ.

Intellectual Property

Our success depends in part on our ability to maintain and protect our proprietary technology and to conduct our business without infringing the proprietary rights of others. Both our products and services businesses largely depend upon our design, engineering, manufacturing, testing, cleaning, coating and analytical know-how. We also rely on a combination of trade secrets and confidentiality provisions, and to a much lesser extent, patents, copyrights and trademarks, to protect our proprietary rights. We have 128 patents with various expiration dates and Intellectual Property that we develop on behalf of our customers is generally owned exclusively by those customers.

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

Our principal competitor for gas delivery systems is Ichor Systems, Inc., and our principal competitors for other critical subsystems are Flex Ltd., Foxsemicon Integrated Technology Inc., Jabil, Inc., Sanmina Corporation, Fujikin Incorporated, VDL ETG and Celestica Inc. Some of these competitors have substantially greater financial, technical, manufacturing and marketing resources than we do. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that could adversely affect sales of our current and future products. For our services, cleaning and coating offerings, our main competitors in the US are Pentagon Technologies and Cleanpart, and in South Korea, KoMiCo. For analytical services our primary competitors are Balazs (an Air Liquide company) and Cerium Labs.

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

In 2020, UCT committed to a program titled “SuCCESS2030” designed to enhance the Company’s sustainability vision through its supply chain. UCT will endeavor to identify and coordinate efforts and develop capabilities to ensure its suppliers operate in an ethical, responsible, and sustainable manner. The goal is to build a responsible and sustainable end-to-end supply chain for the future of semiconductors.

UCT participates in the Responsible Business Alliance’s Responsible Minerals Assurance Process for Tantalum. Our cleaning processes for tantalum-deposited parts recovers the tantalum, enabling it to re-enter the commodity market and reduce the demand for mined material, the majority of which originates from the Conflict Region in Africa.

Although cleaning is a chemical-intensive business, UCT, where possible, utilizes chemical-free processing to remove significant volumes of deposited material. Reduction in the volume of film being chemically removed reduces the amount of chemicals used to meet the target cleanliness specifications.

The semiconductor industry has stringent packaging requirements which include the need to maintain the cleanliness of a part/system while providing structural support of heavy modules. These requirements may necessitate product-specific crates be designed and fabricated or plastic cleanroom boxes be used. To minimize packaging waste UCT has implemented re-use programs for these type of materials with our customers and suppliers.

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

Employees and Human Capital

As of December 25, 2020, we had 4,996 employees, of which 641 were temporary. Of our total employees, there were 108 in engineering, 12 in technology development, 295 in sales and support, 3,354 in direct manufacturing, 815 in indirect manufacturing and 412 in administrative and executive functions. These figures include 2,185 employees in Asia and 685 employees in Europe. None of our employees are represented by a labor union and we have not experienced any work stoppages.

UCT believes that its employees are its most important assets. The Company has a long history of embracing diversity and multiculturalism and is reinforcing a culture of inclusion by committing to even greater transparency, clearer targets and comprehensive training to improve diversity and inclusion within the company to ensure every employee is treated with dignity and respect. The ultimate goal is to foster an atmosphere of acceptance, inclusion, trust and of mutual respect for all. To reach that goal, UCT provides mandatory practical and continuous education to all employees on behavioral expectations.

We believe that UCT’s success depends on our ability to attract, develop and retain key personnel. We believe that the skills, experience and industry knowledge of our key employees significantly benefit our operations and performance. The Company strives to provide fair and equal opportunity for career development and advancement to all its employees. UCT offers competitive rewards, compensation and benefits, including an Employee Stock Purchase Plan, healthcare and retirement benefits, parental and family leave, adoption credits, holiday and paid time off, and tuition assistance. Ensuring employee health and safety in the workplace is one of our core values. The COVID-19 pandemic has further reinforced the importance of keeping our employees safe and healthy. In response to the pandemic, we have taken actions aligned with the World Health Organization and the Centers for Disease Control and Prevention in an effort to protect our workforce so they can more safely and effectively perform their work.

UCT uses its annual operating plan and industry growth projections to determine the appropriate level of staffing requirements. Staffing levels are aligned and adjusted on occasion throughout the year to ensure UCT meets its customer obligations, in line with any changes in demand, to ensure business continuity. UCT is fully staffed to meet current demand.

Social Responsibility

UCT believes that Social responsibility is defined as ‘sustaining the equilibrium between the business of the Company and the communities where it works and lives. UCT applies its Core Values to employee engagement inside and outside the company. Positively involving employees and giving back to communities is central to UCT’s culture. Supported by the Company, UCT employees contribute directly to the community with their time and resources. In 2020, UCT organized and conducted 15 events designed to give back and support its communities. For 2021, the Company and its employees have committed to 26 events in support of its social responsibility program.

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

Executive Officers

Set forth below is information concerning our executive officers as of February 19, 2021.

Name	Age	Position
James P. Scholhamer	54	Chief Executive Officer & Director
Sheri Savage	50	Chief Financial Officer
Vijay S. Chinnasami	55	Chief Operating Officer
W. Joseph Williams	48	President, Products Business
William C. Bentinck	59	President, Services Business
Chris P. Siu	50	Senior Vice President, Chief Accounting Officer
Joan Sterling	63	Senior Vice President, Human Resources
Paul Y. Cho	43	General Counsel, Corporate Secretary

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

W. Joseph Williams has served as our President, Products business since October of 2018.  Prior to that Mr. Williams served as our Senior Vice President of Customer Business Management from October 2016 to October 2018.  Mr. Williams joined the Company in February 2015 with the acquisition of Marchi Thermal Systems, Inc. where he served as President until 2016.  Prior to joining the Company in 2015, Mr. Williams was President of Thermal from April 2013 to 2015.  He worked previously at the Company as Vice President of New Business Development.  Mr. Williams was Senior Vice President of Business Development & Engineering at Advanced Integration Technology from 2007 to 2013.  Prior to that, Mr. Williams co-founded Integrated Flow Systems and served as Vice President of Engineering and Operations and Director of Engineering and Operations from 1997 to 2007.  He worked at Watkins-Johnson Company as a R&D Mechanical Design Engineer from 1994 to 1997. Mr. Williams holds a Bachelor of Science degree in Mechanical Engineering from North Carolina State University.

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

Chris P. Siu has served as our Senior Vice President, Chief Accounting Officer since May 2019. Prior to joining the Company, Mr. Siu served as Vice President of Finance at PDF Solutions, Inc., a provider of differentiated data and analytics solutions to the semiconductor industry, since October 2018. Prior to PDF Solutions, Mr. Siu served at GLOBALFOUNDRIES, Inc., a foundry for the semiconductor industry, as its Corporate Controller from June 2014 to October 2018, and in other executive roles from November 2010 to June 2014. Prior to that, Mr. Siu served at Trident Microsystems, Inc. a provider of high-performance multimedia semiconductor solutions, as its Chief Accounting Officer and Director of Finance from February 2007 to November 2010. Prior to Trident Microsystems, Mr. Siu served at Varian Medial Systems, Inc., a manufacturer of medical devices for the treatment of cancer, in different finance management roles from June 2004 to February 2007. Prior to that, he worked for Deloitte & Touche from 2001 to 2004 and for Ernst & Young from 1996 to 2001. Mr. Siu holds a Bachelor of Science degree in Accounting from Brigham Young University in Hawaii and a Master of Business Administration degree from the University of California at Berkeley. Mr. Siu is a Certified Public Accountant (inactive) in California.

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

COVID-19 outbreak continues to adversely affect semiconductor industry

The COVID-19 outbreak, and our value chain and global governmental responses to contain its spread, have impacted all levels of the semiconductor industry and supply chain. These governmental measures, including stay-at-home orders, travel bans and business closures, as well as our own efforts to minimize the impact of COVID-19 on our employees, suppliers and customers, have detrimentally affected, and are continuing to affect, our business operations by: causing production delays and capacity reduction; requiring the deployment of business continuity plans, including the implementation of social distancing guidelines, travel restrictions, work-from-home arrangements, and testing and quarantine guidelines; disrupting the operations of our supply chain; and delaying nonessential expansion projects.

The scale and duration of this ongoing pandemic and the effectiveness of response measures in curbing its impact, including distribution of COVID-19 vaccines and government stimulus programs, are fraught with uncertainty, which makes it difficult to estimate their ongoing impact on our business and global economy.

Because the ongoing impact of the pandemic on our business is largely dependent upon current and future response measures outside of our control, we cannot with any degree of confidence provide assurance that we will be able to maintain the current level of production, as we may see a decrease in customer spending, demand for our products, delays and capacity limitations at our (and our customers’ and suppliers’) manufacturing facilities, and other adverse impacts on global economy, any one of which can have material adverse impact on our business.

The cyclical and highly volatile nature of the industries we serve could harm our operating results.

Our business depends in large part upon capital expenditures by manufacturers in the semiconductor and display industries, which in turn depend upon the current and anticipated market demand for such products. These industries (especially the semiconductor industry) have historically been highly cyclical, with recurring periods of over-supply of products that have materially reduced the demand for both the capital equipment and the services required to manufacture such products. We likely will continue to experience significant fluctuations in customer orders through such cycles. Although some of our business, including the cleaning, coating and analytical services that support the semiconductor chip market, are less susceptible to such fluctuations, recurring slowdowns in the industries we serve have had material adverse effects on our overall operating results. Demand shifts in these industries are rapid and difficult to predict, and we may not be able to anticipate or respond quickly enough to changes in demand.

Our revenues in periods of increasing demand depends, in part, upon our ability to: timely mobilize our supply chain to maintain component and raw material supply; optimize our design, mobilize our engineering and manufacturing capacity in a timely manner; expand, as necessary, our manufacturing, cleaning, coating and analytical services capacity; and maintain our product and service quality as we increase production. If we fail to timely respond to rapid increases in demand for our products and services, or to effectively manage the corresponding expansion of our manufacturing and service capacity, our customers may divert their purchases of products and services from us to our competitors.

Our ability to remain profitable and mitigate the impact on our business in periods of decreasing demand depends, in part, upon our ability to maintain the prices, quality and delivery cycles of our products and services while managing costs by optimizing our inventory levels, reducing or canceling orders from our suppliers, all without compromising our relationships with such suppliers; and to continue to motivate our employees while we reduce our fixed and variable costs through a number of initiatives, which may include reducing our workforce.

The limited visibility we have on the future needs of our customers, combined with the cyclical and volatile nature of the industries we serve, makes future revenues, results of operations and net cash flows difficult to estimate.

We rely on a small number of OEMs and IDMs for a large portion of our revenues, who could stop outsourcing critical subsystems or part cleaning, coating or analytical services, or give market share to our competitors.

A small number of OEM customers have historically accounted for a significant portion of our revenues, and we expect this trend to continue. Our top two customers accounted for 67.1%, 66.9% and 76.6% of our revenues for fiscal years 2020, 2019 and 2018, respectively. Because most of these customers are not contractually obligated to place any orders with us, the success of our products business largely depends on these OEMs’ own discretion, which discretion is buttressed by the fact that the OEMs generally own, and are therefore free to license as they see fit, the designs and other intellectual property to the products we manufacture for them. And since most of these OEMs are already our customers, any lost revenue resulting from the loss, reduction, cancellation or delay in purchase orders by, any one of these customers would be difficult to replace. In the past, we have seen our business levels reduced from customers who have taken the manufacturing of our products in-house, given market share to our competitors, or declared bankruptcy.

Our Services business provides part cleaning, coating and analytical expertise to both IDM and OEM customers. Our IDM business is similarly concentrated in a small number of customers, and we compete with in-house capabilities, the OEMs who perform cleaning as part of service contracts, and businesses that provide similar cleaning, coating and analytical services. The OEM customer profile of our Services business has significant overlap with our Products business, and we compete against other providers of cleaning, coating and analytical services. Because our cleaning and analytical processes are proprietary to us, our customers may need to go through a new qualification process if they decide to transition to a new service provider.

Consolidation among our customers, or a decision by any one or more of our customers to outsource all or most manufacturing, assembly, cleaning, coating and analytical services work to a single equipment manufacturer, may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on an even smaller number of customers.

Our customers also exert a significant amount of negotiating leverage over us, which may force us to accept lower operating margins, increased liability risks or changes in our operations in order to retain their business.

Due to their size and level of contribution to our revenue, our largest customers are able to exert significant pressure to seek various concessions in our commercial agreements and individual purchase orders. Our customers often require reduced prices or other quality, manufacturing or delivery commitments as a condition to placing purchase orders. This could, among other things, result in reduced operating margins or require capital or other expenditures in order to maintain or expand our market share. Further, these customers may require us to agree on certain terms and conditions that shift certain risks onto us. For example, our customers generally require indemnity against certain liabilities, which may include claims of losses by their own customers arising out of property damages, bodily injuries or deaths, or infringement of intellectual property rights by our products. Our potential liability for infringing upon a third party’s intellectual property is generally uncapped, and in some cases, we have self-insured against these liability risks, such that we do not have a third-party insurer to reimburse us against these losses. Our customers may also pressure us to make other concessions in order to preserve or expand our market share with them. For example, customers may prevent us from moving our manufacturing sites from higher-cost regions to lower-cost regions, while simultaneously seeking price reductions. If we are unable to retain and expand our business on favorable commercial terms, our business will be adversely affected and we may be susceptible to increased liability risk.

Our dependence on our suppliers may prevent us from delivering an acceptable product on a timely basis.

We rely on both single-source and sole-source suppliers, many of whom have been specifically designated by our customers, for many of the components and raw materials we use in our products and services. If a supplier, who may not be under any long-term supply obligations, fails to provide the necessary volume of supplies, components or raw materials on a timely basis and at acceptable prices and quality, we would be forced to identify and qualify replacements from alternative sources. The process of qualifying new suppliers for complex components and raw materials is lengthy and could delay our production or delivery of services.

We may also experience difficulty in obtaining sufficient supplies of components and raw materials in times of growth in our business. In the past, we have experienced shortages in supplies of various components, such as mass flow controllers, valves and regulators, and certain prefabricated parts, such as sheet metal enclosures, used in the manufacture of our products. Some of the suppliers designated by our customers are also our competitors, which presents a special challenge for us to procure sufficient quantities of the components to meet the customer demands. If we, or our suppliers, are unable to procure sufficient quantities of supplies, components or raw materials, our customers could delay or cancel orders or service contracts.

The manufacturing of our products and the services we provide are highly complex, and if we are not able to manage our manufacturing and procurement process effectively, our business and operating results will suffer.

The manufacturing of our products is a highly complex process. The services we provide are also highly complex, and dependent upon procuring specialty materials necessary to correctly perform the complex/precise services. Both the manufacturing of our products and the services we provide involve the integration of multiple components and require effective management of our supply chain to meet our customers’ design-to-delivery cycle time requirements. Through the course of the manufacturing process, our customers may modify design and system configurations in response to changes in their own customers’ requirements. In order to respond to these modifications and deliver our products in a timely manner, we must effectively manage our manufacturing and procurement processes, the failure of which can lead to a loss of business and reputational damage. We may also be liable for certain damages under our agreements with our customers, if we or our suppliers fail to effectively or timely re-configure manufacturing processes or components in response to these modifications.

Our inability to successfully manage the implementation of a company-wide enterprise resource planning (“ERP”) system could adversely affect our operating results.

We are continuing the implementation of a new company-wide ERP system. This process has been and continues to be complex and time-consuming and we expect to incur additional capital outlays and expenses. This ERP system will replace many of our existing operating and financial systems, which is a major undertaking from a financial management and personnel perspective. Should the new ERP system not be implemented successfully throughout all our business units on time and within budget, or if the system does not perform in a satisfactory manner, it could be disruptive and adversely affect our operations, including our ability to: report accurate, timely and consistent financial results; purchase supplies, components and raw materials from our suppliers; and deliver products and services to customers on a timely basis and to collect our receivables from them. We have teams leading the implementation of the ERP system at most of our locations. To the extent these teams or key individuals are not retained through the implementation process, the success of our implementation could be compromised and the expected benefits of the ERP system may not be realized.

We are subject to order and shipment uncertainties and any significant reductions, cancellations or delays in customer orders could cause our revenue to decline and our operating results to suffer.

Our revenue is difficult to forecast because we generally do not have a material backlog of unfilled orders and because of the short time frame within which we are often required to design, produce or deliver products to our customers. Most of our revenue depends on customer orders for our products that we receive and fulfill in the same quarter. We generally do not have long-term purchase orders or contracts that contain minimum purchase commitments from our customers. Instead, we receive non-binding forecasts of the future volume of orders from our customers. Occasionally, we order and build component inventory in advance of the receipt of actual customer orders. Customers may cancel order forecasts, change production quantities from forecasted volumes, or delay production for reasons beyond our control, and for which we usually are not entitled to compensation. Reductions, cancellations or delays in forecasted orders could cause us to hold inventory longer than anticipated, which could reduce our gross profit, restrict our ability to fund our operations and cause us to incur unanticipated reductions or delays in revenue. Moreover, many of the products we manufacture are custom built for our customers and are therefore not fungible with products we sell to other customers. If we do not obtain orders as we anticipate, we could have excess component inventory for a customized product that we would not be able to sell to another customer, likely resulting in inventory write-offs. In addition, because many of our costs are fixed in the short term, we could experience deterioration in our gross profit and operating margins when our sales volumes decline.

We hold our customers’ parts on our premises and any significant damage or loss to these parts could cause our operating results to suffer.

In connection with our Services business, we face a number of risks associated with customer parts being held on our property, including the risk of loss or mishandling of, or other damage to, customer parts, any of which could be materially harmful for our business.

Our results of operations, financial position and cash flows may suffer if we do not effectively manage our inventory.

Inventory is one of the largest assets on our balance sheet, representing 16.4% of our total assets as of December 25, 2020.  We must manage our inventory of raw materials, work-in-process and finished goods effectively to meet changing customer requirements, while keeping inventory costs down and maintaining or improving gross margins.

Historically, the industries we serve (in particular the semiconductor capital equipment industry) have been highly cyclical, which makes accurately forecasting customers’ product needs difficult.  Although we seek to maintain sufficient inventory levels of materials to guard against interruptions in supply and meet our customers’ needs, we may experience shortages of certain key materials, particularly in times of high industry demand.  We also face long lead times from our suppliers, which may be longer than the lead times provided to us by our customers.  If we underestimate customer demand or if insufficient manufacturing capacity or raw materials are available, we may have to forego sales opportunities, lose market share and damage our customer relationships.

An overestimation of customer demand may result in allocation of resources to manufacture products that we may not be able to sell, and we may be forced to hold excess or obsolete inventory. Some of our products can become obsolete while in storage due to changing customer specifications, or become excess inventory due to a decrease in demand. Furthermore, if market prices drop below the prices at which we value inventory, we would need to take a charge for a reduction in inventory values in accordance with the applicable accounting rules. Any unexpected changes in demand or increases in costs of production that cause us to take additional charges for un-saleable, obsolete or excess inventory, or to reduce inventory values, would adversely affect our results of operations.

We hold inventory at our various manufacturing sites globally and many of these sites have more than one warehouse. We rely upon our IT systems and internal controls to accurately and timely manage, store and replenish inventory, complete and track customer orders, coordinate sales activities across all of our products and maintain and report vital data and information. A disruption in our IT systems or a failure of our internal controls could result in delays in receiving inventory and supplies, delays in filling customer orders, incorrect inventory counts, over or under stocking, and loss of inventory.

Our customers require our products to undergo a lengthy and expensive qualification process. Any delay or failure in this process could result in a material financial harm.

We have had to qualify as a supplier, and maintain that status, for each of our customers. This is often a lengthy process that normally involves customer inspection and approval of our engineering, documentation, manufacturing and quality control procedures before the customer will place volume orders. Such qualification requirements limit our ability to quickly add new customers to offset any loss of, or reduction in sales to, an existing customer. Moreover, if we fail to maintain our status as a qualified supplier to any of our customers, such customer could cancel its orders or otherwise terminate its relationship with us.

Defects in our products or services could damage our reputation, decrease market acceptance of our products, release hazardous materials, and result in litigation, indemnification liability or unexpected warranty claims.

A number of factors, including design flaws, material and component failures, workmanship issues, contamination in the manufacturing, cleaning, coating or analytical environment, impurities in the materials or chemicals used, equipment failures, and unknown sensitivities to process conditions, such as temperature and humidity, may cause our products to contain undetected errors or defects. Problems with our products may:

•	cause delays in product introductions and shipments for us or our customers;
•	result in increased costs and diversion of development resources (for design modifications and others);
•	cause us to incur increased charges due to unusable inventory;
•	result in liability for the unintended release of hazardous materials through the defective products, which can cause serious injury or death;
•	create indemnification and warranty claims for rework, replacement or other damages, which can be significant if our products have already been installed in a fabrication facility;
•	decrease market acceptance of, or customer satisfaction with, our products; and
•	result in lower yields for semiconductor manufacturers.

Acquisitions could result in operating and integration difficulties, dilution, margin deterioration, diversion of management’s attention, and other consequences that may materially impact our business.

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

•	management of a larger, more complex and capital intensive combined business, including integrating supply and distribution channels, computer and accounting systems, and other aspects of operations;
•	exposure to new operational risks, rules, regulations, worker expectations, customs and practices;
•	inability to complete proposed transactions due to the failure to obtain regulatory or other approvals, litigation or other disputes, and any ensuing obligation to pay a termination fee;
•	reduction of gross margins and pricing leverage due to the acquired company having the same customer base;
•	failure to realize expected returns from acquired businesses;
•	reduction in cash balances or increase in debt obligations to finance the acquisition, which may reduce the availability of cash flow for general corporate or other purposes;
•	integration of the capabilities of the acquired businesses without reducing the quality of existing products;
•	incorporation of different financial and reporting controls, processes, systems and technologies into our existing business environment;
•	unforeseen liabilities, expenses, or other losses associated with the acquisitions for which we do not have recourse under their respective agreements;
•	the risk of litigation or claims associated with a proposed or completed transaction;
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

If we fail to address these risks, we may not be able to realize the anticipated benefits of such acquisitions or investments and incur unanticipated liabilities and substantial costs, materially harming our business in the process.

Our acquisitions could also result in one or more of the following: dilutive issuances of our equity securities, additional debt, contingent liabilities, amortization expenses, impairment charges and restructuring charges, any of which could harm our financial condition. Also, due to prevailing conditions in the credit market and our existing leverage, the financing of any such acquisition may be difficult to obtain, and the terms of any such financing may not be favorable.

We are continuing our efforts to fully integrate both QGT and DMS businesses. The challenges involved in these integrations include: continuing to maintain customers and other important relationships; continuing to compete effectively in the Services markets; completing the consolidation of IT, finance, general and administrative infrastructures; continuing to improve the coordination of our sales and marketing efforts to effectively position our capabilities; and fully integrating employees and related HR systems and benefits. The integration process continues to require significant management attention and may divert the attention of management from our other business and operational issues.

On December 16, 2020, we entered into an agreement and plan of merger to acquire Ham-Let (Israel – Canada) Ltd., for a total purchase price of approximately NIS 934 million (or approximately $287.0 million based on the exchange rate in effect at the close of business on December 10, 2020). Assuming the merger closes as expected sometime in the second quarter of 2021, this will likely pose additional challenges to the existing integration efforts.

Our business may be adversely affected by IT disruptions, including by impairing our ability to effectively deliver our products or services, which could cause us to lose customers.

The manufacture and delivery of our products, the provision of our services and our financial reporting depend on the continuing operation of our technology infrastructure and systems, particularly our data center located in California. Any damage to or failure of our systems could result in interruptions in our ability to manufacture or deliver products or services, or adversely impact our ability to accurately and timely report our financial results. Interruptions could reduce our sales and profits, and our systems could be perceived as unreliable. Our systems and operations are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, hardware or software failures, telecommunications failures, cybersecurity attacks, and similar events. Some of the critical components of our system are not redundant and we currently do not have a backup data center.

Cybersecurity attacks, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data (our own or that of third parties). Although we have adopted certain measures to mitigate potential risks to our systems from IT-related disruptions, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our business. For example, in August 2020, a third party gained unauthorized access to some of our data by launching a cyberattack on some of our servers. While the attack has had no material impact on our operations, we had to expend significant amount of time and resources to complete our remedial actions, including notifying all affected individuals and relevant state regulatory agencies.

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

We rely heavily on OEM customers for the success of our business. The success of OEMs’ business is, in turn, directly related to the success of the IDMs and other chipmakers, whose customers are engaged in consumer-facing businesses. Much of our success, therefore, depends on consumer spending and capital expenditures by retail businesses. Uncertainty regarding the global economy may exacerbate negative trends in business and consumer spending, which may cause our customers to scale back operations, reduce capital expenditures, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations. Our customers may then be forced to push out, cancel or refrain from placing orders for our products or services. These conditions may also similarly affect key suppliers, impairing their ability to timely deliver components or raw materials. We may then be forced to procure components or raw materials from higher-cost suppliers or reconfigure the design and manufacture of our products or services, which may eventually lead to our failure to fill customer orders. Inflationary trends, which are especially unpredictable in the COVID-19 world, could also have a negative impact on many aspects of our cost structure.

Escalating trade tensions and the adoption tariffs and trade restrictions could negatively impact us.

International trade tensions or trade wars, as well as other changes in social, political, regulatory and economic conditions or laws and policies, could have a material adverse impact on our business. We and our customers have significant operations in China, with whom the United States has recently reached a “Phase One” trade deal to ease the trade tension between the two countries. The impact of such trade deal on current tariffs and its continual applicability under the new U.S. administration are difficult to predict. Any newly imposed or threatened U.S. tariffs and retaliatory tariffs could have the negative effect of increasing the cost of materials for our products, which could result in our products becoming less competitive or generating lower margins. Also, the United Kingdom’s (UK) withdrawal from the European Union (EU) (“Brexit”) has created significant uncertainty concerning the future relationship between the UK and the EU and the impact on global markets. UK and EU recently agreed on a trade deal, but it remains unclear what financial, trade, regulatory and legal implications the trade deal will have and how such it will affect us. The economic uncertainty created by Brexit may cause our customers to closely monitor their costs and reduce their spending budgets, which could have a material adverse impact on our business, financial condition and results of operations.

Other changes in U.S. or international social, political, regulatory and economic conditions or laws and policies governing tax laws, foreign trade, manufacturing, and development and investment in the countries where we or our customers operate could also adversely affect our operating results and our business. International trade disputes could result in increases in tariffs and other trade restrictions and protectionist measures that could adversely impact our operations and reduce the competitiveness of our products relative to local and global competitors.

We have significant existing indebtedness; the restrictive covenants under our credit agreement or other limitations on financing may limit our ability to expand or pursue our business strategy; if we are forced to pay our indebtedness prior to its maturity, our financial position could be materially and adversely affected.

As of December 25, 2020, we have total debt of $269.0 million. Such debt is composed of a $275.0 million term loan outstanding under our credit agreement with Barclays Bank and $1.9 under credit facilities in Cinos China less unamortized debt costs of $7.9 million.

Our indebtedness could have adverse consequences, including: allotment of a portion of our cash to interest and principal payments and will therefore not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes; and inability to obtain additional financing in the future, if needed. If we are unable to meet our debt obligations as they come due, we could be forced to restructure or refinance such obligations, seek additional equity financing, incur additional debt or sell assets, which we may not be able to do on satisfactory terms, if at all.

Our credit agreement contains certain covenants that restrict our ability to take certain actions, including incurring additional debt, providing guarantees, creating liens, making certain investments, engaging in transactions with affiliates and engaging in certain mergers and acquisitions. We are also required to comply with certain financial covenants, including the maintenance of a maximum consolidated total gross leverage ratio and a minimum fixed charge coverage ratio. Failure to comply with these covenants could result in the acceleration of all of our indebtedness, which could materially and adversely affect our financial health. As long as our indebtedness remains outstanding, the restrictive covenants and mandatory prepayment provisions could impair our ability to expand or pursue our business strategies or obtain additional funding.

We may not be able to fund our future capital requirements or strategic acquisitions from our operations, and financing from other sources may not be available on favorable terms or at all.

We made capital expenditures of approximately $37.2 million and $25.7 million for fiscal years 2020 and 2019, respectively, which are primarily related to our ERP system implementation and to investments in our manufacturing facilities in the United States, China, Singapore and South Korea. The amount of our future capital requirements will depend on many factors, including: the cost associated with the expansion of our manufacturing capacity into Malaysia as part of our strategic growth plan; the cost to maintain appropriate IT systems; the cost to maintain adequate manufacturing capacity; the timing and extent of spending to support product development efforts; the timing of new product introductions and enhancements to existing products; the timing, size and availability of strategic transactions; the cost to integrate our acquisitions into our business environment; changing manufacturing capabilities to meet new or increased customer requirements; market acceptance of our products; and our ability to generate sufficient cash flow from our operating activities.

In order to finance our capital expenditures or any future strategic acquisitions, we may need to raise additional funds through public or private equity or debt financing, but such financing may not be available on terms satisfactory to us, or at all. Access to capital markets has, in the past, been unavailable to companies such as ours. In addition, equity financings could be dilutive to holders of our common stock, and debt financings would likely involve additional covenants that restrict our business operations. Any potential strategic acquisition or significant capital expenditure may also require the consent of our existing lenders. If we cannot raise funds on acceptable terms when needed, we may not be able to develop or enhance our products, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements.

Our quarterly revenue and operating results could fluctuate significantly from period to period, and this may cause volatility in our common stock price.

Our quarterly revenue and operating results, including our gross margin, have fluctuated significantly in the past, and we expect them to continue to fluctuate in the future for a variety of reasons, which may include:

•	the cyclical nature of the industries we serve that frequently oscillates between downturns and growths;
•	changes in the timing and size, or cancellation or postponement, of orders by our customers;
•

strategic decisions by our customers to terminate their outsourcing relationship with us or give market share to our competitors, which may result from decreased demand for our customers’ products by end customers;

•	strategic consolidation by our customers;
•	pricing pressure from either our competitors or our customers;
•	disruptions or delays in the manufacturing of our products or in the supply of components or raw materials;
•	introduction of new products or services;
•	delays in production ramp-up, low yields or other problems experienced at our manufacturing facilities;
•	changes in design-to-delivery cycle times;
•	inability to reduce our costs quickly, commensurate with reductions in our prices or in response to decreased demand;
•	changes in our product and/or service mix;
•	write-offs of excess or obsolete inventory;
•	one-time expenses or charges associated with failed acquisition negotiations or completed acquisitions;
•	inability to control our operating costs consistent with target levels;
•	announcements by our competitors of new products, services or technological innovations; and
•	geographic mix of customer orders or worldwide earnings.

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

We generated approximately 58.4% and 52.1% of our revenues in international markets for fiscal years 2020 and 2019, respectively. Depending on market conditions, we intend to further expand our operations in Asia and Europe. The carrying amount of our fixed assets in Asia and Europe were $90.4 million and $9.4 million, respectively as of December 25, 2020.

We are exposed to political, economic, legal and other risks associated with operating in Asia and Europe, including:

•	foreign currency exchange fluctuations;
•	political, civil, public health and economic instability;
•	restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments, import/export restrictions and quotas, and customs duties and tariffs;
•	uncertainty regarding social, political and trade policies in the United States and abroad;
•	timing and availability of export licenses;

•	disruptions due to China’s developing domestic infrastructure, including transportation and energy;
•

difficulties in developing relationships with local suppliers, attracting new international customers, conducting due diligence with respect to business partners in certain international markets, collecting accounts receivables, and staffing and managing distant international subsidiaries and branch operations;

•	the burden of complying with foreign and international laws and treaties;
•	legal systems potentially subject to undue influence or corruption; and
•	potentially adverse tax consequences, including restrictions on the repatriation of earnings to the United States.

Negative or uncertain global conditions could prevent us from accurately forecasting demand for our products and services. In addition, a shift in the mix of orders from our customers away from low-cost markets to higher cost markets could adversely affect our operating margins.

Our operations in Asia and Europe are subject to U.S. regulations governing equipment export. These laws are complex and require us to obtain export licenses, a failure of which could expose us to fines, penalties and export ban. The U.S. Department of Commerce continually updates and often expands the list of entities, particularly in China, to whom U.S. companies cannot sell certain products without a license from the Department of Commerce. These rules and regulatory changes could have material adverse impact on the result of our operations.

Over the past several years, some foreign government authorities, including those in China and Korea, have pursued economic reform policies by promoting local businesses and local economic activity. Without notice, these government authorities may continue or alter these policies to our detriment, including imposition of confiscatory taxation policies, new restrictions on currency conversion, and limitations on sources of supply.

We are subject to various laws and regulations of the countries where we conduct business, including laws and regulations relative to anti-corruption and anti-bribery, antitrust and competition, data privacy, and export regulations. These foreign laws and regulations are constantly evolving and may, in some cases, conflict with each other. Although our compliance policies against unethical business practices apply to all our employees and agents, any violation of these policies by a rogue employee or agent may expose us to enforcement actions against these laws and regulations.

Business practices in Asia may entail greater risk and dependence upon the personal relationships, and therefore some of our agreements with customers or suppliers in Asia could be difficult or impossible to enforce.

Our business activities in Asia are continuing to expand, where personal relationships generally play a larger part in the business culture than is common in the U.S. In some cases, oral agreements based on personal relationships play just as important a role as written contracts, resulting in certain material terms not being reduced to writing. Similarly, there is a tendency in some Asian businesses to treat written agreements as a starting point of an ongoing business relationship, which is expected to continually change over time. The difficulty associated with enforcing oral agreements may expose us to adverse business consequences.

We could be adversely affected by risks associated with joint ventures, including those in the Asian markets.

From time to time, we may seek to expand our business through investments in joint ventures with complementary businesses, technologies, services or products, in both new and existing market categories and geographic regions. Our investments in joint ventures are subject to a number of risks, including many of the same risks described above for our acquisition activities. In particular, at the closing of the QGT acquisition, we indirectly became a party to QGT’s joint venture with Cinos Co., Ltd. (“Cinos Korea”) in South Korea and Cinos Xi’an in China, which is our first experience with a joint venture. The success of these joint ventures will continue to demand significant management and capital resources, and effective management of those risks inherent in overseas joint venture operations, including: protection of our intellectual property; economic, political and labor instability; language and cultural differences; contractual enforcement issues; and managing product development, operations and sales activities that are physically far removed from our headquarters and have historically been centralized with local management. In addition, from time to time in the future, our joint venture partners may have economic or business interests that are different from ours. Furthermore, our joint venture with Cinos Korea will require us to make purchases of equity from time to time up to specified amounts. If each joint venture business does not progress according to our plans and anticipated timing, our investment in the joint ventures may not be successful.

The industries in which we participate are highly competitive and rapidly evolving.

We face intense competition from subsystem and component manufacturers in the industries we serve. Increased competition has in the past resulted, and could in the future result, in price reductions, reduced gross margins or loss of market share. Competitors may introduce new products in the markets currently being served by our products. These new products may have better performance, lower prices and achieve broader market acceptance than our products. Further, since our customers generally own the designs and other intellectual property to the products we manufacture on their behalf, we cannot prevent them from licensing such designs and other intellectual property to our competitors for the manufacture of such products. Similarly, while the cleaning and analytical processes we utilize are proprietary to us, OEMs are looking to increase their maintenance services and could create proprietary cleaning processes with competitors, limiting our ability to compete for future business.

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

We design, develop and market critical subsystems and proprietary cleaning, coating and analytical services to OEMs, IDMs and other customers. The introduction of new products and processes is inherently risky because it is difficult to foresee the adoption of new standards, coordinate our technical personnel and strategic relationships and win acceptance of new products by our customers, and ultimately not be able to recoup design and development expenditures. Newly introduced products typically carry lower gross margins than existing products for several quarters following their introduction. If any of our new systems or subsystems are not successful in the market, or if we are unable to obtain gross margins on new products that are similar to the gross margins we have historically achieved, our business, operating results and financial condition could be adversely affected.

If we were required to impair all or part of our goodwill and/or our acquired intangible assets, our net income and net worth could be materially adversely affected.

We had $171.1 million of goodwill recorded on our Consolidated Balance Sheet as of December 25, 2020. Goodwill represents the excess of cost over the fair market value of net tangible and finite lived, identifiable intangible assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. During the fourth quarter of each year, we perform an annual review of our goodwill and acquired intangible assets to determine if they have become impaired. We also conduct the same evaluation whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to impair all or a significant part of our goodwill and/or our acquired intangible assets, our financial results and net worth could be materially adversely affected.

Our business is largely dependent on the know-how of our employees, and we generally do not have an intellectual property position that is protected by patents.

Our business is largely dependent upon our design, engineering, manufacturing, chemical processing, analytical and testing know-how. We rely on a combination of trade secrets and contractual confidentiality provisions and, to a much lesser extent, patents, copyrights and trademarks to protect our proprietary rights. Confidentiality agreements with our employees and others may not adequately prevent disclosure of trade secrets and other proprietary information. Accordingly, our intellectual property position is more vulnerable than it would be if it were protected primarily by patents. If we fail to protect our proprietary rights successfully, our competitive position could suffer. We may be required to spend significant resources to monitor and protect our proprietary rights, and, in the event infringement or breach of our proprietary rights occurs, our competitive position in the market may be harmed. In addition, competitors may design around our technology or develop competing technologies and know-how.

Third parties may claim we are infringing their intellectual property, which could subject us to litigation or licensing expenses, and we may be prevented from selling our products if any such claims prove successful.

We have in the past and may in the future receive claims that our products, processes or technologies infringe the patents or other proprietary rights of third parties. Any litigation regarding third party patents or other intellectual property rights could be costly and time-consuming and divert our key resources from our business operations. The complexity of the technology involved in our products and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement may also require us to enter into costly license agreements, possibly on terms unacceptable to us. We also may be subject to significant damages or injunctions against the development, manufacture and sale of certain of our products if any such claims prove successful. We also rely on design specifications and other proprietary information provided by our customers to manufacture products for such customers. While many of our customers are contractually obligated to indemnify us for the costs to defend third party claims arising out of our use of the information provided by the customers, the indemnified amount may not be enough to make us whole, or if our customers refuse to honor its obligations, we could end up in costly litigations both to defend against such third-party claims and to enforce our contractual indemnification rights.

We may become involved in litigations and regulatory proceedings, which could require significant attention from our management and result in significant expense to us and disruptions to our business.

In addition to any litigation related to our intellectual property rights, we may in the future be named as a defendant in other lawsuits and regulatory actions relating to our business, such as commercial contract claims, environmental compliance claims, employment claims, and tax examinations, any one of which may expose us to significant damages and reputational harm. The outcome of such litigations and regulatory proceedings is difficult to predict. An unfavorable outcome could have a material adverse effect on our business, including limiting our ability to engage in certain business activities. In addition, such proceedings are often expensive, time-consuming and disruptive to normal business operations and require significant attention from our management.

If we do not keep pace with developments in the industries we serve and with technological innovation generally, our products may not be competitive.

Rapid technological innovation in the markets we serve requires us to anticipate and respond quickly to evolving customer requirements and could render our current product or service offerings and technology obsolete. Technological innovations are inherently complex. We believe that our future success will depend upon our ability to timely design, engineer and manufacture products and services that meet the changing needs of our customers. If we are unable to integrate new technical specifications into competitive product and service designs, develop the technical capabilities necessary to manufacture new products or provide new services or make necessary modifications or enhancements to existing products or services, our business prospects could be harmed.

The timely development of new or enhanced products and services requires us to:

•	design innovative and performance-enhancing features to differentiate our products and services;

•	identify emerging technological trends, including new standards for our products and services;
•	accurately identify and design new products and services to meet market needs;
•	timely and efficiently collaborate with OEMs and IDMs to design and develop products and services;
•	timely ramp-up production of new products, especially new subsystems, at acceptable yields and costs;
•	successfully manage development production cycles; and
•	respond effectively to technological changes or product or service announcements by others.

We must achieve design wins to retain our existing customers and to obtain new customers.

New capital equipment typically has a lifespan of several years, and OEMs frequently specify which systems, subsystems, components and instruments are to be incorporated in their equipment. Once incorporated, the OEM will likely maintain that same composition of products for at least several months. IDMs typically establish cleaning, coating, and analytical services as they develop and qualify new chip designs for production. Once a cleaned or coated part has been qualified, the refurbishment processes used to clean or coat the qualified part will likely continue to be used. Accordingly, it is important that our products and services are designed into the new capital equipment and new chip designs (known as a “design win”), to retain our existing customers and to obtain new customers.

We incur technology development and sales expenses with no assurance that our products will ultimately be designed into an OEM’s capital equipment or into an IDM’s manufacturing process. Further, developing new customer relationships, as well as maintaining and increasing our market share with existing customers, requires a substantial investment of our sales, engineering and management resources without any assurance from prospective customers that they will place orders. We believe that OEMs and IDMs often consider long-term relationships in selecting and placing orders, which could mean we may have difficulty achieving design wins from OEMs and IDMs that are not our current customers.

Fluctuations in foreign currency exchange rates may adversely affect our financial condition and results of operations.

The majority of our international revenues are denominated in U.S. dollars. Many of the costs and expenses associated with our international operations are paid in foreign currencies, including Chinese Renminbi, Singapore dollars, Japanese Yen, South Korean Won, Israeli New Shekel and Euro, and we expect our exposure to these foreign currencies to increase as we increase production in those regions. Changes in exchange rates among these foreign currencies may affect our revenue, cost of revenues, operating margins and tax.

We use derivative instruments, such as foreign currency forward contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not fully offset the adverse financial effects of unfavorable movements in foreign currency exchange rates over the time the hedges are in place.

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

The technology labor market is very competitive, and we must hire, promote and retain key personnel.

Our future success depends in part on the continued service of our key executive officers, as well as our research, engineering, sales, manufacturing and administrative personnel, most of whom are not subject to employment or non-competition agreements. In addition, the competition for qualified personnel in the technology industry is intense, and we operate in geographic locations in which labor markets are particularly competitive.

Our business is particularly dependent on expertise which only a limited number of engineers possess. The loss of any of our key employees and officers, including our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, any of our Executive or Senior Vice Presidents or any of our other senior managers, or the failure to attract, promote and retain qualified employees, could adversely affect our business. Also, uncertainty and disruption to our organization as a result of executive management transition could divert the executive management’s attention away from key areas of our business and have a material adverse effect on our business.

Any environmental contamination at any of our production facilities could result in substantial liabilities.

Our facilities use substances regulated under various foreign, federal, state and local environmental laws and regulations. We may not always be aware of, or in compliance with, all environmental laws or regulations, and our failure or inability to comply with existing or future environmental requirements could result in significant remediation and other liabilities, imposition of fines, and suspension of our services and products.

Our business is subject to the risks of earthquakes, fire, power outages, floods, and other catastrophic events, and to interruption by man-made disruptions, such as terrorism.

Our facilities may experience catastrophic losses caused by natural disasters or other causalities, such as earthquakes, storms, floods, fires, public health epidemic, labor disruptions, power outages, terrorist attacks or political unrest, the occurrence of any one of which could disrupt our operations, delay production and shipments, and result in large repair expenses. We have facilities in areas with above average seismic activity, such as our facilities in South San Francisco and Hayward, California, and our Taiwan facilities in Hsinchu and Tainan. We also have experienced fires and extended power outages at our facilities, such as the fire that occurred at a Korean plant operated by our joint venture, Cinos Korea, on September 19, 2018. This risk is further exacerbated by the fact that our insurance policies do not cover the losses caused by earthquakes or other natural disasters or power loss.

In addition, our suppliers experiencing natural disasters may not be able to provide sufficient components or raw materials in a timely manner, which can cause disruptions in our operations. For example, in 2011, some of our Japanese suppliers had to temporarily shut down their operations as a result of a severe earthquake followed by a tsunami in northern Japan. Similar events can occur again, to our material detriment.

Changes in tax rates or tax assets and liabilities could affect results of operations.

As a global company, we are subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Our annual and quarterly tax rates could be affected by numerous factors, including changes in the applicable tax laws, amount and composition of pre-tax income in countries with different tax rates, and valuation of our deferred tax assets and liabilities.

We are subject to examinations of our income tax returns by domestic and foreign tax authorities. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from these examinations. There can be no assurance that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our financial condition and results of operations.

Certain regulations related to conflict minerals could adversely impact our business.

We use conflict minerals in manufacturing our products. As a result, we are required to perform ongoing due diligence on our supply chain and publicly disclose the nature and results of such efforts. Our most recent disclosure was filed on Form SD on June 1, 2020, noting that we could not yet determine whether the conflict minerals we source were, directly or indirectly, used to finance or benefit armed groups in the Democratic Republic of Congo and its adjoining countries. There have been and there will be costs associated with complying with these disclosure requirements to determine the sources of conflict minerals used in our products, and potential changes to products, processes or sources of supply as a consequence of such verification activities. Complying with these rules could adversely affect the sourcing, supply and pricing of materials used in our products and result in substantial additional costs. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we are not certain that we will be able to obtain the conflict minerals from such suppliers in sufficient quantities or at competitive prices. We may also face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products. If we are unable to comply with these disclosure rules (which themselves may be subject to potential re-formulation by the new administration), we could be subject to enforcement actions by the SEC and liability under the Securities Exchange Act of 1934, which could result in material adverse consequences to our business, as well as significant fines and penalties.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry analysts publish about us or our business. If any of the analysts issue an adverse opinion regarding our stock, our stock price would likely decline. Similarly, if these analysts cease publishing regular reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We do not currently intend to pay dividends on our common stock and, consequently, our shareholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

Given our current business plan to invest our earnings to fund our growth, we do not intend on declaring any dividends on UCT’s common stock (which ability to do so is also restricted by the terms of our credit agreement). For the foreseeable future, therefore, any return on our shareholders’ investment will depend exclusively on the capital appreciation of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

UCT’s headquarters is located in Hayward, California. This facility provides administrative, sales and support, engineering and technology development and manufacturing operations. This lease expires in 2027.

The Company has manufacturing and engineering facilities in California, Texas, Arizona, China, Singapore, Philippines and Czech Republic. The Company has parts cleaning, analytics and engineering facilities in Colorado, Arizona, California, Oregon, Maine, Texas, Israel, Taiwan, South Korea, Singapore and China. These facilities have leases that expire on various dates through 2031 and are subject to periodic changes. We also own buildings and land that are located in South Korea, China and the United Kingdom. We believe that our existing facilities are well-maintained and in good operating condition.

The table below lists our properties as of February 19, 2021:

Location	Principal Use	Square Footage	Ownership
Hayward, California	Headquarters, manufacturing, sales, engineering, technology development	104,741	Leased
Austin, Texas	Manufacturing, engineering	101,440	Leased
Chandler, Arizona	Manufacturing	114,934	Leased
Cebu, Philippines	Manufacturing	15,726	Leased
Singapore, Singapore	Manufacturing, customer support, parts cleaning	175,527	Leased
Shanghai, China	Manufacturing	154,069	Leased
Liberec, Czech Republic	Manufacturing, customer support	116,289	Leased
Penang, Malaysia	Manufacturing, customer support	300,000	Leased
Colorado Springs, Colorado	Parts Cleaning	14,000	Leased
Scarborough, Maine	Parts Cleaning	20,000	Leased
San Jose, California	Parts Cleaning	20,130	Leased
Fremont, California	Parts Cleaning, R&D, Laboratory & Recycling	76,791	Leased
Hillsboro, Oregon	Parts Cleaning	83,895	Leased
Portland, Oregon	Testing & Parts Cleaning	7,461	Leased
Phoenix, Arizona	Parts Cleaning	77,771	Leased
Carrollton, Texas	Parts Cleaning	121,968	Leased
Quiryat Gat, Israel	Parts Cleaning	51,376	Leased
Hukou Township, Taiwan	Parts Cleaning	30,354	Leased
Tainan, Taiwan	Parts Cleaning	89,607	Leased
Xi'an, China	Parts Cleaning	66,185	Lease
HyunGok-Ri, South Korea	Parts Cleaning	40,014	Lease
Scotland, United Kingdom	Parts Cleaning	22,000	Own
Gyeonggi-do, South Korea	Parts Cleaning	197,453	Own
Hwaseong-si, South Korea	Parts Cleaning	95,814	Own
Item 3.	Legal Proceedings

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

Stock Exchange Listing

Our common stock has been traded on the NASDAQ Global Market under the symbol “UCTT” since March 25, 2004. As of February 19, 2021, there were three holders of record of UCTT common stock.

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

The following stock performance graph compares the cumulative total stockholder returns during the period from December 25, 2015 to December 25, 2020 of our common stock to the NASDAQ Composite Index and the RDG Semiconductor Composite Index. The comparison assumes $100 was invested on December 25, 2015 in our common stock and in each of the foregoing indices. The stock performance shown on the following graph represents historical stock performance and is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$700
$600
$500
$400
$300
$200
$100
$0
12/25/15
12/30/16
12/29/17
12/28/18
12/27/19
12/25/20
Ultra Clean Holdings, Inc.
NASDAQ Composite
RDG Semiconductor Composite

The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported by the NASDAQ Global Market:

	High	Low
Fiscal year 2019
First quarter	$13.12	$7.93
Second quarter	$14.82	$10.50
Third quarter	$16.67	$11.20
Fourth quarter	$24.24	$13.94
Fiscal year 2020
First quarter	$30.00	$11.79
Second quarter	$24.86	$12.37
Third quarter	$31.10	$19.08
Fourth quarter	$37.02	$21.06

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

Statements of Operations Data:

	Year ended
(In millions, except per share amounts)	12/25/2020	12/27/2019 (1)	12/28/2018 (2)	12/29/2017	12/30/2016
Consolidated Statements of Operations Data:
Revenues	$1,398.6	$1,066.2	$1,096.5	$924.4	$562.8
Cost of revenues	1,106.8	869.4	920.7	756.7	476.0
Gross margin	291.8	196.8	175.8	167.7	86.8
Operating expenses	170.4	166.9	115.1	78.2	64.4
Income from operations	121.4	29.9	60.7	89.5	22.4
Interest and other income (expense), net	(21.7)	(27.6)	(8.4)	(2.5)	(3.4)
Income before provision for income taxes	99.7	2.3	52.3	87.0	19.0
Provision for income taxes	19.3	10.0	15.3	11.9	8.9
Net income (loss)	80.4	(7.7)	37.0	75.1	10.1
Less: Net income attributable to noncontrolling interests	2.8	1.7	0.4	—	—
Net income (loss) attributable to UCT	$77.6	$(9.4)	$36.6	$75.1	$10.1

Net income (loss) per share attributable to UCT common stockholders:
Basic	$1.93	$(0.24)	$0.95	$2.25	$0.31
Diluted	$1.89	$(0.24)	$0.94	$2.19	$0.30
Shares used in computing net income (loss) per share:
Basic	40.2	39.5	38.4	33.4	32.6
Diluted	41.1	39.5	38.9	34.3	33.2

Consolidated Balance Sheet Data:

(In millions)	12/25/2020	12/27/2019 (1)	12/28/2018 (2)	12/29/2017	12/30/2016
Cash & cash equivalents	$200.3	$162.5	$144.1	$68.3	$52.5
Working capital	$343.9	$256.4	$323.6	$200.1	$136.4
Total assets	$1,102.5	$1,019.3	$965.5	$563.4	$380.7
Bank borrowings and long-term debt	$269.0	$292.2	$341.2	$52.3	$67.8
Other long-term liabilities	$57.4	$44.0	$43.6	$6.6	$3.3
Total stockholders’ equity	$551.2	$452.5	$451.0	$300.3	$216.1

(1)	Includes the results of operations of DMS for the period from April 15, 2019 to December 27, 2019.
(2)	Includes the results of operations of QGT for the period from August 27, 2018 to December 28, 2018.

See Note 2 to the Notes to Consolidated Financial Statements for further information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Historically, the Company has operated under one operating segment. However, as a result of recent acquisitions, we elected to reorganize our organizational and reporting structure to capture efficiencies and operating leverage. We now report results for two segments: Products and Services.

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

Critical Accounting Estimates

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure at the date of our Consolidated Financial Statements. On an on-going basis, we evaluate our estimates and judgments, including those related to inventories, income taxes, business combinations and goodwill, intangible assets and long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We consider certain accounting policies related to revenue recognition, inventory valuation, accounting for income taxes, business combinations, valuation of goodwill, intangible assets and long-lived assets to be critical policies due to the estimates and judgments involved in each.

Revenue Recognition

Our revenues for fiscal years 2020, 2019 and 2018 were highly concentrated in a small number of OEM customers in the semiconductor capital equipment industry. We recognize revenue when promised goods or services (performance obligations) are transferred to a customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We perform the following five steps to determine when to recognize revenue:

1.

Identification of the contract(s) with customers – Our standard arrangement for our customers includes a signed purchase order or contract, no right of return of delivered products and no customer acceptance provisions. We assess collectability based on the creditworthiness of the customer and past transaction history. We perform on-going credit evaluations of, and do not require collateral from, our customers.

2.	Identification of the performance obligations in the contract – Our performance obligations include delivery of promised goods or services.
3.

Determination of the transaction price – The transaction price of our contracts with customers may include both fixed and variable consideration. We include variable consideration in the transaction price to the extent that it is probable that a significant reversal of revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We generally invoice our customers upon shipment of goods and completion of services with payment due within 30 to 90 days after issuance.

4.

Allocation of the transaction price to the performance obligations in the contract – For contracts that contain multiple performance obligations, we allocate the transaction price to the performance obligations on a relative standalone selling price basis. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using the relative standalone selling price of each distinct good or service in the contract.

5.

Recognition of revenue when, or as, a performance obligation is satisfied – We recognize revenue from products sold at a point in time when we have satisfied our performance obligation by transferring control of the goods to the customer, which typically occurs at shipment or delivery. Revenue from service agreements is recognized upon completion of the services.

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

Obsolete inventory or inventory in excess of our estimated usage is written down to its estimated market value less costs to sell, if less than its cost. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specifically identified inventory in excess of established usage. Inherent in our estimates of demand and market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If actual demand and market conditions are less favorable than our projections, additional inventory write-downs may be required. If the inventory value is written down to its net realizable value, and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold either as a component of a subsystem or as separate inventory. For fiscal years 2020, 2019 and 2018, we wrote down inventory of $3.4 million, $2.5 million, and $3.3 million, respectively.

Accounting for Income Taxes

The determination of our tax provision is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region and is subject to judgments and estimates. Management carefully monitors the changes in many factors and adjusts the effective tax rate as required.

We must assess the likelihood that we will be able to recover our deferred tax assets.  If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be recoverable.  In determining whether the realization of these deferred tax assets may be impaired, we make judgments with respect to whether we are likely to generate sufficient future taxable income to realize these assets. In order to reverse a valuation allowance, accounting principles generally accepted in the United States of America suggest that we review our recent cumulative income/loss as well as determine our ability to generate sufficient future taxable income to realize our net deferred tax assets. As of December 25, 2020, we maintained full valuation allowances on our U.S. federal and state deferred tax assets in the amount of $25.6 million as we believe it is more likely than not that these deferred tax assets will not be realized.

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. We recognize liabilities for uncertain tax positions based on a two-step process.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on the results of our operations and financial position. We believe we have adequately reserved for our uncertain tax positions; however, no assurance can be given that the final tax outcome of these matters will not be different than what we expect. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

Business Combinations

In accordance with accounting for business combinations, we allocate the purchase price of acquired companies to the identified tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. We may engage third-party valuation firms to assist management in reviewing management’s identification and determination of the fair values of acquired intangible assets such as customer relationships and tradenames. Such valuations require management to make significant estimates and assumptions. Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest December 31. Fiscal 2020, 2019 and 2018 each contained 52 weeks.

A discussion regarding our financial condition and results of operations for fiscal 2020 compared to fiscal 2019 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2019 compared to fiscal 2018 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 27, 2019, filed with the SEC on March 11, 2020, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at ww.uct.com/investors.

Discussion of Results of Operations

Revenues

	Years Ended
Revenues by Segment	December 25,	Percent	December 27,	Percent	December 28,
(Dollars in millions)	2020	Change	2019	Change	2018
Products	$1,131.2	34.5%	$840.8	-17.2%	$1,015.5
Services	267.4	18.6%	225.4	178.3%	81.0
Total Revenues	$1,398.6		$1,066.2		$1,096.5
Products as a percentage of total revenues	80.9%		78.9%		92.6%
Services as a percentage of total revenues	19.1%		21.1%		7.4%

Total Products revenues increased in fiscal year 2020 over fiscal year 2019, primarily due to an increase in customer demand in the semiconductor industry, in particular, the wafer fabrication equipment industry.

Total Services revenues increased in fiscal year 2020 over fiscal year 2019, primarily due to increases in demand across its customer base.

	Years Ended
Revenues by Geography	December 25,	Percent	December 27,	Percent	December 28,
(Dollars in millions)	2020	Change	2019	Change	2018
United States	$581.6	13.8%	$510.9	7.5%	$475.3
International	817.0	47.1%	555.3	(10.6)%	621.2
Total Revenues	$1,398.6		$1,066.2		$1,096.5
Unites States as a percentage of total revenues	41.6%		47.9%		43.3%
International as a percentage of total revenues	58.4%		52.1%		56.7%

On a geographic basis, revenues represent products shipped from or services performed in our U.S. and international locations.

United States revenue increased in absolute terms and as a percentage of total revenue due to two factors. The first of these was an overall increase in semiconductor industry demand in the U.S.  The second factor relates to the April, 2019 acquisition of DMS, whose customers are primarily U.S. based.

The increase in foreign revenues in absolute terms and as a percentage of total revenue is due primarily to the overall higher semiconductor and semiconductor capital equipment demand outside of the U.S.

Cost of Revenues

	Years Ended
Cost of Revenues by Segment	December 25,	Percent	December 27,	Percent	December 28,
(Dollars in millions)	2020	Change	2019	Change	2018
Products	$934.7	30.0%	$719.0	(16.9)%	$865.2
Services	172.1	14.4%	150.4	171.0%	55.5
Total Cost of Revenues	$1,106.8		$869.4		$920.7
Products as a percentage of total Products revenues	82.6%		85.5%		85.2%
Services as a percentage of total Services revenues	64.4%		66.7%		68.5%

Total cost of revenues increased in fiscal year 2020 over fiscal year 2019 due to higher demand for both Products and Services.

Cost of Products revenues consists of purchased materials, direct labor and manufacturing overhead. Cost of Products revenues increased $215.7 million compared to the prior year, due to higher volume of sales driving increased material costs of $199.2 million, higher direct labor spending of $6.1 million and higher overhead costs of $10.4 million.

Cost of Services revenues consists of direct labor, manufacturing overhead and materials (such as chemicals, gases and consumables). Cost of Services revenues increased $21.7 million compared to the prior year driven by higher volumes of service orders, resulting in an increase in labor costs of $2.0 million (the largest component of total cost of Services revenues), higher material costs of $6.6 million and higher overhead costs of $13.1 million driven by higher service orders.

Gross Margin

	Years Ended
(Dollars in millions)	December 25,	Percent	December 27,	Percent	December 28,
Dollar by Segment	2020	Change	2019	Change	2018
Products	$196.5	61.3%	$121.8	(19.0)%	$150.3
Services	95.3	27.1%	75.0	194.1%	25.5
Gross profit	$291.8		$196.8		$175.8
Percentage by Segment
Products	17.4%		14.5%		14.8%
Services	35.6%		33.3%		31.5%
Total Company	20.9%		18.5%		16.0%

Products gross margin increased in fiscal year 2020 over fiscal year 2019 due primarily to higher volume, and the favorable mix of higher margin products. Services gross margin increased in fiscal year 2020 over fiscal year 2019 due to direct labor efficiencies along with lower facility-related costs.

Research and Development

	Years Ended
	December 25,	Percent	December 27,	Percent	December 28,
(Dollars in millions)	2020	Change	2019	Change	2018
Research and development	$14.8	1.4%	$14.6	9.8%	$13.3
Research and development as a percentage of total revenues	1.1%		1.4%		1.2%

Research and development expenses consist primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, the advancement of cleaning and coating and analytical processes, and other product-development activities. Research and development expenses remained consistent in fiscal year 2020 compared to fiscal year 2019.

Sales and Marketing

	Years Ended
	December 25,	Percent	December 27,	Percent	December 28,
(Dollars in millions)	2020	Change	2019	Change	2018
Sales and marketing	$25.1	12.1%	$22.4	37.4%	$16.3
Sales and marketing as a percentage of total revenues	1.8%		2.1%		1.5%

Sales and marketing expenses consist primarily of salaries and commissions paid to our sales employees, salaries paid to our engineers who work with sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expenses increased $2.7 million in fiscal year 2020 over fiscal year 2019, primarily due to an increase in personnel-related costs resulting from an increase in headcount and higher bonuses.

General and Administrative

	Years Ended
	December 25,	Percent	December 27,	Percent	December 28,
(Dollars in millions)	2020	Change	2019	Change	2018
General and administrative	$130.5	0.5%	$129.9	51.9%	$85.5
General and administrative as a percentage of total revenues	9.3%		12.2%		7.8%

General and administrative expenses increased $0.6 million in fiscal year 2020 over fiscal year 2019, due to higher personnel-related expenses primarily due to increases in headcount, higher bonuses and costs related to the proposed acquisition of Ham-Let (Israel – Canada) Ltd., partially offset by a $1.4 million gain from the sale of property and equipment.

Interest and Other Income (Expense), net

	Years Ended
	December 25,	Percent	December 27,	Percent	December 28,
(Dollars in millions)	2020	Change	2019	Change	2018
Interest income	$0.9	125.0%	$0.4	33.3%	$0.3
Interest expense	$(16.9)	(33.7)%	$(25.5)	155.0%	$(10.0)
Other income (expense), net	$(5.7)	137.5%	$(2.4)	84.6%	$(1.3)

Interest expense decreased in fiscal year 2020 over fiscal year 2019 due to a lower average debt balance, lower interest rates resulting from lower LIBOR rates and higher interest expense capitalized on borrowings related to qualified capital expenditures.

Other income (expense), net, increased $(3.3) million in fiscal year 2020 over fiscal year 2019 primarily due to other expense from the net changes in fair values of the common stock purchase obligation of $(7.4) million, which was partially offset by changes in contingent earn-out liabilities related to prior acquisitions of $1.3 million. These changes were partially offset by increases in other income of $2.6 million, consisting of $1.5 million of government subsidies received by the Company’s subsidiary in China and $1.1 million of increases in the fair value of forward hedge contracts.

Provision for Income Taxes

	Years Ended
	December 25,	Percent	December 27,	Percent	December 28,
(Dollars in millions)	2020	Change	2019	Change	2018
Provision for income taxes	$19.3	93.0%	$10.0	(34.6)%	$15.3
Effective tax rate	19.3%		415.9%		29.3%

The change in respective tax rates reflects, primarily, changes in the geographic distribution of our worldwide earnings. For fiscal year 2020, our effective tax rate was lower than the federal statutory rate of 21% primarily due to favorable effects of the geographic distribution of our worldwide earnings in foreign jurisdictions with lower effective tax rates.

For the year ended December 25, 2020, the Company concluded that a full valuation allowance against its U.S. federal and state deferred tax assets continues to be necessary. The Company also concluded that some of its foreign deferred tax assets acquired as part of the QGT acquisition required a valuation allowance. As of December 25, 2020, the total U.S. and foreign valuation allowances for deferred tax assets were $23.1 million and $2.5 million, respectively.

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

The Company remitted foreign earnings from its subsidiary in Singapore in 2020. The Company has no plans to remit foreign earnings other than possibly from its Singapore subsidiary. We may change our intent to reinvest certain of our undistributed foreign earnings indefinitely, which could require us to accrue or pay taxes on some or all of these undistributed earnings.

Liquidity and Capital Resources

Cash and cash Equivalents

The following table summarizes our cash and cash equivalents:

	Years Ended
	December 25,	December 27,
(In millions)	2020	2019	Increase
Total cash and cash equivalents	$200.3	$162.5	$37.8

The increase in cash and cash equivalents in fiscal year 2020 compared to fiscal year 2019 was primarily due to the cash provided by operating activities of $97.3 million, partially offset by the $36.4 million used for purchases of property, plant and equipment and principal payments on bank borrowings and finance leases of $28.8 million.

Cash Flows

	Years Ended
	December 25,	December 27,	December 28,
(In millions)	2020	2019	2018
Operating activities	$97.3	$121.0	$41.7
Investing activities	(29.8)	(49.2)	(345.9)
Financing activities	(31.1)	(53.4)	380.1
Effects of exchange rate changes on cash and cash equivalents	1.4	-	(0.1)
Net increase in cash and cash equivalents	$37.8	$18.4	$75.8

Our primary cash inflows and outflows were as follows:

•

We generated net cash from operating activities of $97.3 million in fiscal year 2020, compared to $121.0 million in fiscal year 2019. The $23.7 million decrease was driven by a decrease of $120.2 million in the net change from operating assets and liabilities offset by an increase of $8.4 million in non-cash items and by an increase of $88.1 million in net income.

•	The major contributors to the net change in operating assets and liabilities, net of effects of acquisition, in fiscal year 2020 were as follows:
o	Accounts receivable increased $32.7 million primarily due to the increase in revenues in fiscal 2020 and the timing of collections.
o	Inventories increased $8.0 million due primarily to the customer demand outlook in 2021.
o	Accounts payable decreased $12.6 million, accrued compensation and related benefits increased $9.7 million, and other liabilities decreased $7.4 million, primarily due to the timing of payments.
•

Cash used in investing activities was $29.8 million in fiscal year 2020 compared to $49.2 million in fiscal year 2019. During fiscal year 2020, net cash used for investing activities primarily consisted of $36.4 million for purchases of property, plant and equipment, offset by $6.6 million in proceeds from insurance related to the Cinos Korea fire in 2018. During fiscal year 2019, net cash used for investing activities primarily consisted of $29.9 million, net of cash acquired, for the DMS acquisition and $26.3 million for purchases of property, plant and equipment.

•

Cash used in financing activities was $31.1 million in fiscal year 2020 compared to cash used by financing activities of $53.4 million in fiscal year 2019. During fiscal year 2020, net cash used in financing activities primarily consisted of $28.8 million net of debt repayments and $1.5 million of taxes paid upon the vesting of restricted stock units. During fiscal year 2019, net cash used in financing activities primarily consisted of $51.2 million net of debt repayments, $0.6 million dividends payments made to a joint venture shareholder and $1.9 million of taxes paid upon the vesting of restricted stock units.

We believe we have sufficient capital to fund our working capital needs, satisfy our debt obligations, maintain our existing capital equipment, purchase new capital equipment and make strategic acquisitions from time to time. As of December 25, 2020, we had cash of $200.3 million compared to $162.5 million as of December 27, 2019. Our cash and cash equivalents, cash generated from operations and amounts available under our revolving line of credit described below were our principal sources of liquidity as of December 25, 2020.

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

In 2017, we determined that a portion of the current year and future year earnings of one of our China subsidiaries may be remitted in the future to one of our foreign subsidiaries outside of mainland China and, accordingly, we provided for the related withholding taxes in our Consolidated Financial Statements. As of December 25, 2020, we had undistributed earnings of approximately $267.2 million from our foreign subsidiaries that are indefinitely invested outside of the U.S. As of December 25, 2020, we have cash of approximately $181.4 million in our foreign subsidiaries.

Borrowing Arrangements

	December 25,		December 27,
	2020		2019
(Dollars in millions)	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
U.S. Term Loan	$275.0	4.4%	$300.0	6.9%
Cinos China Credit Facilities	1.9	3.1%	—	—
FDS Revolving Credit Facility	—	1.0%	1.9	1.0%
Debt issuance costs	(7.9)	—	(9.7)	—
	$269.0		$292.2

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

The Term Loan has a maturity date of August 27, 2025, with monthly interest payments in arrears, quarterly principal payments of 0.625% of the original outstanding principal balance payable beginning in January 2019, with the remaining principal paid upon maturity. The Term Loan accrues interest daily at a rate equal to a base LIBOR rate determined by reference to the London interbank offered rate for dollars, plus 4.5% (subject to certain adjustments quarterly based upon the Company’s consolidated leverage ratio). At December 25, 2020, we had an outstanding amount under the Term Loan of $275.0 million, gross of unamortized debt issuance costs of $7.9 million. As of December 25, 2020, the interest rate on the outstanding Term Loan was 4.65%. On December 31, 2021, LIBOR will officially be phased out.  The Company will work with its bank to determine alternative risk-free rates.

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

The Credit Agreement requires that we maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. We were in compliance with all covenants for the quarter ended December 25, 2020.

The Letter of Credit Facility has an initial available commitment of $50.0 million and a maturity date of August 27, 2023. We pay quarterly in arrears a fee equal to 2.5% (subject to certain adjustments as per the Term Loans) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of December 25, 2020, we had $2.4 million outstanding letters of credit with beneficiaries such as landlords of certain facility leases and government agencies making up the majority of the outstanding balance. The remaining available commitments are $47.6 million on the Letter of Credit Facility and $65.0 million on the Revolving Credit Facility.

In fiscal 2020, Cinos China amended its existing Credit Agreement and entered into two additional Credit Agreements with a local bank that provide Revolving Credit Facilities for a total available commitment of $3.5 million with various maturity dates through September 23, 2022 and interest rates ranging from 1.9% to 4.1%. As of December 25, 2020, Cinos China had an outstanding amount of $1.9 million with an interest rates of 2.1% to 4.1% under these Credit Agreements.

Cinos Korea has Credit Agreements with various banks that provide Revolving Credit Facilities for a total available commitment of 1.6 billion Korean Won (approximately $1.4 million) with annual renewals beginning from April 2021 through June 2021 and interest rates ranging from 1.4% - 5.4%.  During the fiscal year ended December 25, 2020, borrowings under these Revolving Facilities were insignificant and no amounts were outstanding as of December 25, 2020.

FDS has a credit agreement with a local bank in the Czech Republic that provides for a revolving credit facility in the aggregate of up to 6.0 million euros. As of December 25, 2020, FDS had no outstanding amount under its revolving credit facility.

As of December 25, 2020, our total bank debt was $269.0 million, net of unamortized debt issuance costs of $7.9 million. As of December 25, 2020, we had $65.0 million, $7.3 million (6.0 million euros) and $1.6 million available to draw from our revolving credit facilities in the U.S., Czech Republic and China, respectively.

The fair value of our long-term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The carrying value of our long-term debt approximates fair value.

Capital Expenditures

Capital expenditures were $37.2 million for the year ended December 25, 2020, primarily attributable to the expansion of our South Korea, Singapore, Czech Republic and certain U.S. facilities.

Off-Balance Sheet Arrangements

During the periods presented, we do not have unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification against certain liabilities to our customers, which may include claims of losses by their own customers resulting out of property damages, bodily injuries or deaths, or infringement of intellectual property rights by our products. Our potential liability arising out of intellectual property infringement claims by any third party is generally uncapped. As of December 25, 2020, we have not incurred any significant costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

Contractual Obligations

Other than operating leases for certain equipment and real estate and purchase order commitments primarily for inventory, we have no off-balance sheet transactions or similar instruments and, other than the arrangements described under “Borrowing Arrangements” above and our common stock purchase obligation resulting from the acquisition of QGT, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of December 25, 2020:

(In millions)	Total	Fiscal Year 2021	Fiscal Years 2022 - 2023	Fiscal Years 2024 - 2025	Beyond
Operating leases (1)	$71.2	$13.8	$23.3	$14.4	$19.7
Borrowing Arrangement (2)	276.9	9.2	18.9	17.5	231.3
Common stock purchase obligation (3)	12.6	—	12.6	—	—
Purchase order commitments (4)	205.9	205.9	—	—	—
Total	$566.6	$228.9	$54.8	$31.9	$251.0

(1)	The Company leases facilities in the U.S.A. as well as internationally under non-cancellable leases that expire on various date through 2031.
(2)	Amounts reflect obligations under our Term loan amounting to $275.0 gross of $7.9 million of unamortized debt issuance costs and $1.9 million held by Cinos China.
(3)	The Company is obligated to purchase the common stock owned by one of Cinos’ shareholders. See Note 10 of Notes to the Consolidated Financial Statements.
(4)	Represents our outstanding purchase orders primarily for inventory.

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

Credit Risk

A substantial majority of our trade receivables are derived from sales to OEMs. We believe the net accounts receivable balances from our three largest customers (62.9% as of December 25, 2020) do not represent a significant credit risk, based on cash flow forecasts, balance sheet analysis, and past collection experience. For more information about the customers that represent our accounts receivable balance, see Note 1, Organization and Significant Accounting Policies.

We have adopted credit policies and standards intended to accommodate industry growth and inherent risk. We believe credit risks are moderated by the financial stability of our major customers. We assess credit risk through quantitative and qualitative analysis. From these analyses, we establish shipping and credit limits and determine whether we will seek to use one or more credit support protection devices, such as obtaining a parent guarantee, prepayment or standby letter of credit.

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

We use derivative instruments, such as foreign currency exchange contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. These contracts reduce, but do not entirely eliminate the impact of currency exchange rates movement on our assets and liabilities.

Interest Rate Risk

We are exposed to market risk due to the possibility of changing interest rates under our credit facilities. Our Credit Facility is comprised of a Term B loan and a revolving credit agreement with interest rates as described under Note 6 of Notes to the Consolidated Financial Statements.

At the end of fiscal 2020, the Term B loan had a balance of $275.0 million. A hypothetical 10% increase in our borrowing rates at the end of fiscal 2020 could result in approximately $27.5 million annual increase in interest expense on these existing principal balances.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Ultra Clean Holdings, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ultra Clean Holdings, Inc. (the “Company”) as of December 25, 2020 and December 27, 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years ended December 25, 2020, December 27, 2019 and December 28, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 25, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 25, 2020 and December 27, 2019, and the consolidated results of its operations and its cash flows for each of the years ended December 25, 2020, December 27, 2019 and December 28, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Inventories

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated inventories balance was $180.4 million as of December 25, 2020. The Company values its inventories at the lower of cost (first-in, first-out) or net realizable value. Obsolete inventory or inventory in excess of management’s estimated usage is written down to its estimated market value less costs to sell, if less than its cost. Inherent in the estimates of market value are management’s estimates related to economic trends, future demand for products, and technological obsolescence of the Company’s products.  As disclosed by management, if these factors are less favorable than those projected, additional inventory write-downs may be required.

The valuation of inventories, specific to write downs, requires management to make significant assumptions and complex judgments about the future salability of the inventory and its net realizable value. These assumptions include the assessment of net realizable value by inventory category considering retention periods, future usage and market demand for their products. Additionally, management makes qualitative judgments related to slow moving and obsolete inventories. These factors were the principal considerations that led us to determine that the valuation of inventories is a critical audit matter.

The most relevant procedures we performed to address this critical audit matter included:

•	Testing the design and operating effectiveness of internal controls over the valuation of inventories, including those related to the Company’s methodology for valuing specific inventory categories;
•	Evaluating the appropriateness of and testing management’s process for determining the valuation of inventories, including:
o	Evaluating the reasonableness of qualitative adjustments and significant assumptions used by management including those related to forecasted demand and technological obsolescence;
o	Testing the completeness, accuracy, and relevance of the underlying data used in management’s estimate;
o	Testing the calculations related to the application of the methodology to specific inventory categories; and
o	Performing inquiries with appropriate financial and non-financial personnel, regarding obsolete or discontinued inventory models, cancelled sales orders and other factors to corroborate management’s assertions regarding qualitative judgments about slow moving and obsolete inventories.
•	Developing an independent expectation of inventory write-downs at year end based on historical trends and balances and comparing it to management’s estimate.

/s/ Moss Adams LLP

San Francisco, California

February 23, 2021

We have served as the Company’s auditor since 2015.

Ultra Clean Holdings, Inc.

Consolidated Balance Sheets

	December 25,	December 27,
	2020	2019
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$200.3	$162.5
Accounts receivable, net of allowance for doubtful accounts of $0.3 at December 25, 2020 and December 27, 2019	145.5	112.7
Inventories	180.4	172.4
Prepaid expenses and other current assets	18.9	19.4
Total current assets	545.1	467.0
Property, plant and equipment, net	159.2	145.3
Goodwill	171.1	171.1
Intangibles assets, net	160.5	180.3
Deferred tax assets, net	23.5	15.5
Operating lease right-of-use assets	37.8	34.9
Other non-current assets	5.3	5.2
Total assets	$1,102.5	$1,019.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$7.4	$8.8
Accounts payable	121.3	133.1
Accrued compensation and related benefits	34.5	24.8
Operating lease liabilities	11.7	13.2
Other current liabilities	26.3	30.7
Total current liabilities	201.2	210.6
Bank borrowings, net of current portion	261.6	283.4
Deferred tax liabilities	33.6	25.2
Operating lease liabilities	31.1	28.8
Other liabilities	23.8	18.8
Total liabilities	551.3	566.8
Commitments and contingencies (See Note 9)
Equity:
UCT stockholders’ equity:
Preferred stock — $0.001 par value, 10.0 authorized; none outstanding		—
Common stock — $0.001 par value, 90.0 authorized; 40.6 and 39.9 shares issued and outstanding at December 25, 2020 and December 27, 2019, respectively	0.1	0.1
Additional paid-in capital	312.8	300.9
Common shares held in treasury, at cost, 0.6 shares at December 25, 2020 and December 27, 2019	(3.3)	(3.3)
Retained earnings	217.9	140.3
Accumulated other comprehensive income (loss)	5.1	(1.3)
Total UCT stockholders' equity	532.6	436.7
Noncontrolling interests	18.6	15.8
Total equity	551.2	452.5
Total liabilities and equity	$1,102.5	$1,019.3

(See accompanying Notes to Consolidated Financial Statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Operations

	Fiscal Year Ended
	December 25,	December 27,	December 28,
	2020	2019	2018
(In millions, except per share amounts)
Revenues:
Product	$1,131.2	$840.8	$1,015.5
Services	267.4	225.4	81.0
Total revenues	1,398.6	1,066.2	1,096.5
Cost of revenues:
Product	934.7	719.0	865.2
Services	172.1	150.4	55.5
Total cost revenues	1,106.8	869.4	920.7
Gross margin	291.8	196.8	175.8
Operating expenses:
Research and development	14.8	14.6	13.3
Sales and marketing	25.1	22.4	16.3
General and administrative	130.5	129.9	85.5
Total operating expenses	170.4	166.9	115.1
Income from operations	121.4	29.9	60.7
Interest income	0.9	0.4	0.3
Interest expense	(16.9)	(25.6)	(10.0)
Other income (expense), net	(5.7)	(2.4)	1.3
Income before provision for income taxes	99.7	2.3	52.3
Provision for income taxes	19.3	10.0	15.3
Net income (loss)	80.4	(7.7)	37.0
Less: Net income attributable to noncontrolling interests	2.8	1.7	0.4
Net income (loss) attributable to UCT	$77.6	$(9.4)	$36.6

Net income (loss) per share attributable to UCT common stockholders:
Basic	$1.93	$(0.24)	$0.95
Diluted	$1.89	$(0.24)	$0.94
Shares used in computing net income (loss) per share:
Basic	40.2	39.5	38.4
Diluted	41.1	39.5	38.9

(See accompanying Notes to Consolidated Financial Statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Fiscal Year Ended
	December 25,	December 27,	December 28,
	2020	2019	2018
(In millions)
Net income (loss)	$80.4	$(7.7)	$37.0
Other comprehensive income (loss):
Change in cumulative translation adjustment	6.5	(0.4)	(1.3)
Change in pension net actuarial loss	(0.1)	(0.3)	—
Cash flow hedges:
Change in fair value of derivatives	—	—	(0.1)
Adjustment for net loss realized and included in net income	—	—	(1.0)
Total change in unrealized gain (loss) on derivative instruments	—	—	(1.1)
Total other comprehensive income (loss), net of tax	6.4	(0.7)	(2.4)
Other comprehensive income, net of tax, attributable to noncontrolling interests	2.8	1.7	0.4
Comprehensive income (loss) attributable to UCT	$84.0	(10.1)	34.2

(See accompanying Notes to Consolidated Financial Statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 25,	December 27,	December 28,
	2020	2019	2018
(In millions)
Cash flows from operating activities:
Net income (loss)	$80.4	$(7.7)	$37.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities (excluding assets acquired, liabilities assumed and noncontrolling interests at acquisition):
Depreciation and amortization	25.0	21.5	11.5
Amortization of intangible assets	19.8	20.1	9.6
Stock-based compensation	12.7	12.1	10.3
Amortization of debt issuance costs	1.9	1.8	0.8
Loss (gain) on the disposal of assets and business	(1.4)	2.0	1.0
Gain from insurance proceeds	(1.0)	—	—
Deferred income taxes	0.4	(3.6)	(0.1)
Change in the fair value of financial instruments	7.7	2.8	(0.3)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(32.7)	(4.5)	7.2
Inventories	(8.0)	22.3	50.2
Prepaid expenses and other current assets	1.2	3.7	2.6
Other non-current assets	(0.1)	-	(0.4)
Accounts payable	(12.6)	31.0	(83.2)
Accrued compensation and related benefits	9.7	9.0	(2.8)
Income taxes payable	2.8	(2.9)	0.8
Operating lease assets and liabilities	(1.1)	7.1	—
Other liabilities	(7.4)	6.3	(2.5)
Net cash provided by operating activities	97.3	121.0	41.7
Cash flows from investing activities:
Purchases of property, plant and equipment	(36.4)	(26.3)	(26.1)
Proceeds from sale of equipment, including insurance proceeds	6.6	7.0	—
Acquisition of businesses, net of cash acquired	—	(29.9)	(319.8)
Net cash used in investing activities	(29.8)	(49.2)	(345.9)
Cash flows from financing activities:
Proceeds from bank borrowings	76.7	41.8	387.1
Proceeds from issuance of common stock	0.6	0.3	94.6
Principal payments on bank borrowings and finance leases	(105.5)	(93.0)	(86.4)
Payment of contingent earn-out	(1.4)	—	—
Payments of debt issuance costs	—	—	(12.1)
Payments of dividends to a joint venture shareholder	—	(0.6)	—
Employees’ taxes paid upon vesting of restricted stock units	(1.5)	(1.9)	(3.1)
Net cash used in financing activities	(31.1)	(53.4)	380.1
Effect of exchange rate changes on cash and cash equivalents	1.4	-	(0.1)
Net increase in cash and cash equivalents	37.8	18.4	75.8
Cash and cash equivalents at beginning of period	162.5	144.1	68.3
Cash and cash equivalents at end of period	200.3	$162.5	$144.1
Supplemental cash flow information:
Income taxes paid, net of income tax refunds	$16.4	$14.5	$14.5
Interest paid	$15.6	$23.6	$7.1
Non-cash investing and financing activities:
Property, plant and equipment purchased included in accounts payable and other liabilities	$3.2	$5.0	$5.6
Impairment loss due to a facility fire covered by insurance	$—	$—	$6.0
Note receivable received in exchange for sale of UAMC	$—	$—	$0.3
Fair value of earn-out payment related to business acquisitions	$—	$1.4	$4.2

(See accompanying Notes to Consolidated Financial Statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance December 29, 2017	33.7	$0.1	$188.6	0.6	$(3.3)	$113.1	$1.8	$300.3	$—	$300.3
Issuance under employee stock plans	0.8	—	0.3	—	—	—	—	0.3	—	0.3
Stock-based compensation expense	—	—	10.3	—	—	—	—	10.3	—	10.3
Employees’ taxes paid upon vesting of restricted stock units	(0.2)	—	(3.1)	—	—	—	—	(3.1)	—	(3.1)
Issuance of common stock in public offering	4.8	—	94.3	—	—	—	—	94.3	—	94.3
Noncontrolling interests from acquisition of QGT	—	—	—	—	—	—	—	—	14.3	14.3
Net income	—	—	—	—	—	36.6	—	36.6	0.4	37.0
Other comprehensive loss	—	—	—	—	—	—	(2.4)	(2.4)	—	(2.4)
Balance December 28, 2018	39.1	$0.1	$290.4	0.6	$(3.3)	$149.7	$(0.6)	$436.3	$14.7	$451.0
Issuance under employee stock plans	0.9	—	0.3	—	—	—	—	0.3	—	0.3
Stock-based compensation expense	—	—	12.1	—	—	—	—	12.1	—	12.1
Employees’ taxes paid upon vesting of restricted stock units	(0.1)	—	(1.9)	—	—	—	—	(1.9)	—	(1.9)
Net income (loss)	—	—	—	—	—	(9.4)	—	(9.4)	1.7	(7.7)
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.6)	(0.6)
Other comprehensive loss	—	—	—	—	—	—	(0.7)	(0.7)	—	(0.7)
Balance December 27, 2019	39.9	$0.1	$300.9	0.6	$(3.3)	$140.3	$(1.3)	$436.7	$15.8	$452.5
Issuance under employee stock plans	0.8	—	0.6	—	—	—	—	0.6	—	0.6
Stock-based compensation expense	—	—	12.8	—	—	—	—	12.8	—	12.8
Employees’ taxes paid upon vesting of restricted stock units	(0.1)	—	(1.5)	—	—	—	—	(1.5)	—	(1.5)
Net income	—	—	—	—	—	77.6	—	77.6	2.8	80.4
Other comprehensive income	—	—	—	—	—	—	6.4	6.4	—	6.4
Balance December 25, 2020	40.6	$0.1	$312.8	0.6	$(3.3)	$217.9	$5.1	$532.6	$18.6	$551.2

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

Fiscal Year

The Company uses a 52-53-week fiscal year ending on the Friday nearest December 31. All references to quarters refer to fiscal quarters and all references to years refer to fiscal years.

Principles of Consolidation

The Company’s Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries and all intercompany accounts and transactions have been eliminated in consolidation.

Noncontrolling interests

Noncontrolling interests are recognized to reflect the portion of the equity of the majority-owned subsidiaries which is not attributable, directly or indirectly, to the controlling stockholder. The Company’s consolidated entities include partially-owned entities, which are (1) Cinos Co., Ltd (“Cinos Korea”), a South Korean company that provides outsourced cleaning and recycling of precision parts for the semiconductor industry through its operating facilities in South Korea, 86.0% of whose equity interests the Company is obligated to purchase and whose results the Company consolidates and (2) Cinos Xian Clean Technology, Ltd. (“Cinos China”), a Chinese entity that is 60.0% owned by Cinos Korea. The interest held by others in Cinos Korea and in Cinos China are presented as noncontrolling interests in the accompanying Consolidated Financial Statements. The noncontrolling interests will continue to be attributed its share of gains and losses even if that attribution results in a deficit noncontrolling interests’ balance.

Segments

The Financial Accounting Standards Board’s (FASB) guidance regarding disclosure about segments in an enterprise and related information establishes standards for the reporting by public business enterprises of information about reportable segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the manner in which management organizes the reportable segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision-maker is the Chief Executive Officer. The Company operates and reports two segments: Products business and Services business. See Note 15 to the Company’s Consolidated Financial Statements.

Foreign Currency Translation and Remeasurement

As of December 25, 2020, the functional currency of the Products business unit’s foreign subsidiaries is the U.S. dollar. The functional currency of the Service business unit’s foreign subsidiaries is the local currency except for that of its Singapore and Scotland entities, which is the U.S. dollar.

Due to the changes in economic factors in FDS and in Services’ entity in Scotland in fiscal 2020, the Company determined that the functional currency designation of FDS and Services’ entity in Scotland is the U.S. dollar, a change from the functional foreign currency utilized in the prior year. The impact of these changes was not significant.

For the Company’s foreign subsidiaries where the local currency is the functional currency, the Company translates the financial statements of these subsidiaries to U.S. dollars using month-end exchange rates for assets and liabilities, and average exchange rates for revenue, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (AOCI) within UCT stockholders’ equity. For the Company’s foreign subsidiaries where the U.S. dollar is the functional currency, any gains and losses resulting from the translation of the assets and liabilities of these subsidiaries are recorded in other income (expense), net.

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

The Company’s most significant customers (having accounted for 10% or more of related) and their related revenues as a percentage of total revenues were as follows:

	Fiscal Year Ended
	2020	2019	2018
Lam Research Corporation	42.9%	41.7%	55.1%
Applied Materials, Inc.	24.2	25.2	21.5
Total	67.1%	66.9%	76.6%

Three customers’ accounts receivable balances, Lam Research Corporation, Applied Materials, Inc. and ASM International, Inc., were individually greater than 10.0% of accounts receivable as of December 25, 2020 and December 27, 2019, in the aggregate approximately 62.9% and 66.7% of accounts receivable, respectively.

Fair Value of Measurements

The Company measures its cash equivalents, derivative contracts, contingent earn-out liabilities, pension obligation and common stock purchase obligation at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:

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

Derivative Financial Instruments

The Company uses forward contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions typically expected to occur within 24 months. The purpose of the hedge is to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated costs and eventual cash flows. The Company recognizes derivative instruments as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. The Company records changes in the fair value of the derivatives in the accompanying Consolidated Statements of Operations as other income (expense), net, or as a component of AOCI in the accompanying Consolidated Balance Sheets.

Inventories

Inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. The Company evaluates the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts on a periodic basis. Obsolete inventory or inventory in excess of management’s estimated usage is written down to its estimated market value less costs to sell, if less than its cost. Inherent in the estimates of market value are management’s estimates related to economic trends, future demand for products, and technological obsolescence of the Company’s products.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, or, in the case of equipment under finance leases, the present value of future minimum lease payments at inception of the related lease. The Company also capitalizes interest on borrowings related to eligible capital expenditures. Capitalized interest is added to the cost of the qualified assets and is subject to depreciation. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives of the assets or the terms of the leases. Useful lives range from three to fifty years. Direct costs incurred to develop software for internal use are capitalized and amortized over an estimated useful life of three or ten years. Costs related to the design or maintenance of internal use software are expensed as incurred. Capitalized internal use software is included in computer equipment and software.

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

At the end of fiscal years 2020, 2019 and 2018, the Company assessed the useful lives of its long-lived assets, including property, plant and equipment as well as its intangible assets and concluded that no impairment was required.

Leases

The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement. When the Company determines the arrangement is a lease, or contains a lease, at lease inception, it then determines whether the lease is an operating lease or a finance lease. Operating and finance leases with lease terms of one year or greater result in the Company recording a right-of-use (ROU) asset and lease liability on its balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are initially recognized based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses the implicit interest rate if readily determinable or when the implicit interest rate is not readily determinable, the Company uses its incremental borrowing rate. The incremental borrowing rate is not a commonly quoted rate and is derived through a combination of inputs including the Company’s credit rating and the impact of full collateralization. The incremental borrowing rate is based on the Company’s collateralized borrowing capabilities over a similar term of the lease payments. The Company utilizes the consolidated group incremental borrowing rate for all leases. The operating lease ROU asset also includes any lease payments made and excludes any lease incentives. Specific lease terms used in computing the ROU assets and lease liabilities may include options to extend or terminate the lease when the Company believes it is reasonably certain that it will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. As allowed by the guidance, the Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Operating leases are included in operating lease ROU assets, other current liabilities, and long-term operating lease liabilities on the Company’s consolidated balance sheet. The Company’s finance leases at December 25, 2020 and December 27, 2019 were not significant.

Goodwill and Indefinite Lived Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment annually. Intangible assets are presented at cost, net of accumulated amortization, and are amortized on either a straight-line method or on an accelerated method over their estimated future discounted cash flows. The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable, such as when reductions in demand or significant economic slowdowns in the semiconductor industry are present. There were no impairments of the Company’s goodwill and purchased intangible assets in fiscal year 2020.

Deferred Debt Issuance Costs

Debt issuance costs incurred in connection with obtaining debt financing are deferred and presented as a direct deduction from Bank Borrowings in the accompanying Consolidated Balance Sheets. Deferred costs are amortized on an effective interest method basis over the contractual term.

Defined Benefit Pension Plan

The Company has a noncontributory defined benefit pension plan covering substantially all of the employees of one of its foreign entities upon termination of their employee services. For further discussion of the Company’s defined benefit pension plan see Note 8 of Notes to the Consolidated Financial Statements.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company performs the following five steps to determine when to recognize revenue: (1) identification of the contract(s) with customers, (2) identification of the performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations in the contract, and (5) recognition of revenue when, or as, a performance obligation is satisfied.

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

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to realize our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions about the amount of future federal, state, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider recent cumulative income (loss). A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

Income tax positions must meet a more likely than not recognition threshold to be recognized. The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of income as income tax expense.

The Company accounts for Global Intangible Low-Taxed Income (“GILTI”) as period costs when incurred.

Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options and restricted stock using the treasury stock method, except when such shares are anti-dilutive. See Note 14 to the Notes to Consolidated Financial Statements.

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

Accounting Standard Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company does not expect this new standard to have a material effect on its Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financing Reporting. This guidance provides temporary optional expedients and exceptions through December 31, 2022 to the U.S. GAAP guidance on contract modifications to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The Company expects to adopt this guidance and apply it to reference rate reform effected arrangement modifications.

Although there are several other new accounting pronouncements issued by the FASB, the Company does not believe any of these accounting pronouncements had or will have a material impact on its Consolidated Financial Statements.

2. BUSINESS COMBINATIONS

Dynamic Manufacturing Solutions, LLC

On April 15, 2019, the Company purchased substantially all of the assets of DMS, a semiconductor weldment and solutions provider based in Austin, Texas. Pursuant to the purchase agreement, the former owners of DMS are entitled to receive up to $12.5 million of potential cash earn-out if the combined weldment business, after the acquisition, achieves certain gross profit and gross margin targets for the twelve months ending June 26, 2020. The fair value of the earn-out at the acquisition date was $1.5 million and was determined using a risk adjusted earnings projection utilizing the Monte Carlo Simulation model. These inputs are not observable in the market and thus represent a Level 3 measurement as discussed in Note 4 of the Company’s Consolidated Financial Statements. The total purchase consideration of DMS for purposes of the Company’s purchase price allocation was determined to be $31.4 million, which includes the cash payment of $29.9 million and the fair value of the potential earn-out payments of approximately $1.5 million.

During the second quarter of fiscal year 2020, DMS achieved the specified performance target of the earn-out, which resulted in the maximum payment of $12.5 million in August 2020. The increases in fair value of $3.0 and $8.0 million during fiscal 2020 and 2019, respectively, were recorded as other expense in the consolidated statement of operations.

In the first quarter of fiscal year 2020, the Company completed the acquisition accounting and the valuation of the fair value of the assets acquired and the liabilities assumed. The following table summarizes the recognized amounts of assets acquired and liabilities assumed at the date of acquisition:

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

Pro Forma Consolidated Results

The following unaudited pro forma consolidated results of operations assume the DMS acquisition was completed as of the beginning of the 2019 fiscal year.

Unaudited Pro Forma Information
Year Ended
December 27,
2019
(In millions, except per share amounts)
Revenues	$1,075.4
Net loss	$(8.0)
Basic loss per share	$(0.20)
Diluted loss per share	$(0.20)

The unaudited pro forma results above include adjustments related to the purchase price allocation and financing of the acquisition, primarily to increase amortization for the identifiable intangible assets, to increase interest expense for the additional debt incurred to complete the acquisition and to reflect the related income tax effect. The unaudited pro forma condensed combined financial information has been prepared by management for illustrative purposes only and are not necessarily indicative of the consolidated financial position or results of operations in future periods or the results that would have been realized had UCT and DMS been a combined company during the specified period. The unaudited pro forma condensed combined financial information does not reflect any operating efficiencies and/or cost savings that the Company may achieve with respect to the combined companies, or any liabilities that may result from integration activities.

3. BALANCE SHEET INFORMATION

Inventories consisted of the following:

	December 25,	December 27,
(In millions)	2020	2019
Raw materials	$102.9	$99.9
Work in process	64.5	57.6
Finished goods	13.0	14.9
Total	$180.4	$172.4

At December 25, 2020 and December 27, 2019, inventory balances were $180.4 million and $172.4 million, respectively, net of reserves of $12.0 million for both fiscal years. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specific identified inventory in excess of estimated usage. For fiscal years 2020, 2019 and 2018, inventory write-downs were $3.4 million, $2.5 million and $3.3 million, respectively.

Property, plant and equipment, net, consisted of the following:

	Useful Life	December 25,	December 27,
(In millions)	(in years)	2020	2019
Land	n/a	$3.8	$4.8
Buildings	50	37.2	36.9
Leasehold improvements	*	46.7	41.8
Machinery and equipment	5-10	73.8	58.1
Computer equipment and software	3-10	42.5	32.1
Furniture and fixtures	5	4.4	4.4
		208.4	178.1
Accumulated depreciation		(84.0)	(56.7)
Construction in progress		34.8	23.9
Total		$159.2	$145.3

* Lesser of estimated useful life or remaining lease term

Restructuring

During the first quarter of fiscal year 2020, the Company made a strategic decision to fully integrate Quantum Global Technologies, LLC’s (“QGT”) corporate office responsibilities from Quakertown, PA to UCT’s corporate office in Hayward, CA. As a result, the Company recorded a restructuring charge of $1.9 million for the fiscal year ended December 25, 2020, in general and administrative expense, primarily related to employee severance as well as the impaired value of the facility lease and losses on sale of equipment.

During the fourth quarter of fiscal year 2019, the Company made a strategic decision to close its machining operations in South San Francisco, CA. As a result, the Company recorded a restructuring charge of $12.6 million for fiscal year ended December 27, 2019, in general and administrative expense, related to the sale of equipment, facility leases, severance and write down of inventory.

4. FAIR VALUE

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

		Fair Value Measurement at
		Reporting Date Using
Description	December 25, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other assets:
Forward contracts	$1.1	$—	$1.1	$—
Other liabilities:
Common stock purchase obligation	$12.6	$—	$—	$12.6
Pension obligation	$4.7	$—	$—	$4.7

		Fair Value Measurement at
		Reporting Date Using
Description	December 27, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other liabilities:
Contingent earn-out liability	$9.5	$—	$—	$9.5
Common stock purchase obligation	$6.8	$—	$—	$6.8
Pension obligation	$4.4	$—	$—	$4.4

The estimated fair value of foreign currency forward contracts is based upon quoted market prices obtained from independent pricing services for similar derivative contracts and these financial instruments are characterized as Level 2 assets in the fair value hierarchy.

The estimated fair value of common stock purchase obligation is based on a combination of an income and market valuation approach. The income and market valuation approaches may incorporate Level 3 fair value measures for instances when observable inputs are not available. The more significant judgmental assumptions used to estimate the value of common stock purchase obligation include an estimated discount rate, a range of assumptions that form the basis of the expected future net cash flows (e.g., the revenue growth rates and operating margins), and a company specific beta. The significant judgmental assumptions used that incorporate market data, including the relative weighting of market observable information and the comparability of that information in the valuation models, are forward-looking and could be affected by future economic and market conditions.

The estimated fair value of pension obligation is based on expected years of service and average compensation. The valuation model used to value pension obligation utilizes mortality rate, inflation, interest rate risks and changes in the life expectancy for pensioners. These assumptions are routinely made in the appraisal process by the independent actuary thus resulted in a Level 3 classification.

There were no transfers from Level 1 or Level 2. Fair value adjustments were noncash, and therefore did not impact the Company’s liquidity or capital resources. Qualitative information about Level 3 fair value measurements is as follow:

(Dollars in millions, except rate/multiple)	December 25, 2020	Valuation Techniques	Unobservable Input	Rate/Multiple
Common stock purchase obligation	$12.6	Discounted cash flow	Revenue Multiple	1.3 - 2.0
			EBITDA Multiple	5.5 - 7.4
			Discount rate	15.50% - 20.00%

Pension obligation	$4.7	Projected unit credit method	Discount rate	2.10%
			Rate on return	1.10%
			Salary increase rate	4.00%

Following is a summary of the Level 3 activity:
(In millions)	Contingent earn-out liability	Common stock purchase obligation	Pension obligation
As of December 27, 2019	$9.5	$6.8	$4.4
Fair value adjustments (DMS)	3.0	-	-
Fair value adjustments (QGT)	-	5.8	-
Benefits, payments and other adjustments	(12.5)	-	0.3
As of December 25, 2020	$-	$12.6	$4.7

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

In the fourth quarters of 2020 and 2019, the Company conducted its annual impairment tests of goodwill and concluded that there was no goodwill impairment with respect to its reporting units.

Details of aggregate goodwill of the Company are as follows:

(In millions)	Products	Services	Total
Balance at December 27, 2019	$97.6	$73.5	$171.1
Business combination	-	-	-
Balance at December 25, 2020	$97.6	$73.5	$171.1

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

Details of intangible assets were as follows:

		As of December 25, 2020			As of December 27, 2019
		Gross			Gross
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(Dollars in millions)	(in years)	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	6 - 10	$119.4	$(50.6)	$68.8	$119.4	$(39.8)	$79.6
Tradename	4 - 6*	27.0	(11.7)	15.3	27.0	(8.1)	$18.9
Intellectual property/know-how	7 - 12	13.9	(9.8)	4.1	13.9	(8.4)	$5.5
Recipes	20	73.2	(8.5)	64.7	73.2	(4.9)	$68.3
Standard operating procedures	20	8.6	(1.0)	7.6	8.6	(0.6)	$8.0
Total		$242.1	$(81.6)	$160.5	$242.1	$(61.8)	$180.3

*

The Company concluded that the asset life of UCT tradename of $9.0 million is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

Amortization expense was approximately $19.8 million for the year ended December 25, 2020, $20.1 million for the year ended December 27, 2019, and $9.6 million for the year ended December 28, 2018.

Amortization
(In millions)	Expense
2021	$19.6
2022	19.3
2023	14.2
2024	14.0
2025	12.3
Thereafter	72.1
Total	$151.5

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

The Term Loan has a maturity date of August 27, 2025, with monthly interest payments in arrears, quarterly principal payments of 0.625% of the original outstanding principal balance payable beginning in January 2019, with the remaining principal paid upon maturity. The Term Loan accrues interest at a rate equal to a base LIBOR rate determined by reference to the London interbank offered rate for dollars, plus 4.5% (subject to certain adjustments quarterly based upon the Company’s consolidated leverage ratio). At December 25, 2020, the Company had an outstanding amount under the Term Loan of $275.0 million, gross of unamortized debt issuance costs of $7.9 million. As of December 25, 2020, interest rate on the outstanding Term Loan was 4.65%. After December 31, 2021, LIBOR will officially be phased out. The Company will work with its bank to determine alternative risk-free rates.

The Revolving Credit Facility has an initial available commitment of $65.0 million and a maturity date of August 27, 2023. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding.

The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. The Company was in compliance with all financial covenants during the year ended December 25, 2020.

The Letter of Credit Facility has an initial available commitment of $50.0 million and a maturity date of August 27, 2023. The Company pays quarterly in arrears a fee equal to 2.5% (subject to certain adjustments as per the Term Loans) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of December 25, 2020, the Company had $2.4 million of outstanding letters of credit and remaining available commitment of $47.6 million on the Letter of Credit Facility and $65.0 million on the Revolving Credit Facility. As of December 25, 2020, FDS had no outstanding amount under a revolving credit facility.

In 2020, Cinos China amended its existing Credit Agreement and entered into two additional Credit Agreements with a local bank that provide Revolving Credit Facilities for a total available commitment of $3.5 million with various maturity dates through September 23, 2022 and interest rates ranging from 1.9% to 4.1%. As of December 25, 2020, Cinos China had an outstanding amount of $ 1.9 million with an interest rates of 2.1% to 4.1% under these Credit Agreements.

Cinos Korea has Credit Agreements with various banks that provide Revolving Credit Facilities for a total available commitment of 1.6 billion Korean Won (approximately $1.4 million) with annual renewals beginning from April 2021 through June 2021 and interest rates ranging from 1.4% - 5.4%.  During the fiscal 2020, borrowings under these Revolving Facilities were insignificant and no amounts were outstanding as of December 25, 2020.

FDS has a credit agreement with a local bank in the Czech Republic that provides for a revolving credit facility in the aggregate of up to 6.0 million euros. As of December 25, 2020, the Company had no amount outstanding under this revolving credit facility.

As of December 25, 2020, the Company’s total bank debt was $269.0 million, net of unamortized debt issuance costs of $7.9 million. As of December 25, 2020, the Company had $55.0 million, $1.0 million and $1.5 million available to draw from its revolving credit facilities in the U.S., Czech Republic and China, respectively.

The fair value of the Company’s long-term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The Company’s carrying value approximates fair value for the Company’s long term-debt.

As of December 25, 2020, the Company’s future debt principal payment obligations for the respective fiscal years were as follows:

Debt
(In millions)	(Principal only)
2021	$9.2
2022	9.0
2023	9.9
2024	8.8
2025	8.7
Thereafter	231.3
Total	$276.9

7. INCOME TAXES

The provision for income taxes consisted of the following:

	Year Ended
	December 25,	December 27,	December 28,
(In millions)	2020	2019	2018
Current:
Federal	$(0.1)	$0.1	$2.3
State	0.9	0.1	0.7
Foreign	18.1	12.3	12.2
Total current	18.9	12.5	15.2
Deferred:
Federal	0.3	(0.1)	0.2
State	0.5	0.7	0.1
Foreign	(0.4)	(3.1)	(0.2)
Total deferred	0.4	(2.5)	0.1
Total provision	$19.3	$10.0	$15.3

Income before provision for income taxes was generated from the following geographic areas:

	Year Ended
	December 25,	December 27,	December 28,
(In millions)	2020	2019	2018
United States	$(24.5)	$(49.7)	$(5.0)
Foreign	124.2	52.0	57.3
Total pretax income	$99.7	$2.3	$52.3

The effective tax rate differs from the U.S. federal statutory tax rate as follows:

	Year Ended
	December 25,	December 27,	December 28,
	2020	2019	2018
Federal income tax provision at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.6%	(99.5)%	2.0%
Effect of foreign operations	(8.3)%	(85.3)%	—%
Change in valuation allowance	(0.1)%	552.7%	(0.1)%
Foreign income inclusions	4.6%	34.5%	2.1%
Adjustment for changes in tax law	—%	—%	3.6%
Common stock purchase obligation	1.2%	—%	—%
Income tax audit adjustment	1.3%	—%	—%
Other	(1.0)%	(7.5)%	0.7%
Effective Tax Rate	19.3%	415.9%	29.3%

Significant components of deferred tax assets and liabilities are as follows:

	Year Ended
	December 25,	December 27,
(In millions)	2020	2019
Deferred tax assets:
Inventory valuation and basis difference	$3.9	$3.4
State taxes	0.2	0.5
Stock compensation	1.7	1.7
Operating lease liabilities	10.0	9.0
Interest expense limitation	6.8	5.8
Intangibles	12.6	7.8
Net operating losses	6.4	6.4
Tax credits	2.6	2.2
Other timing differences	4.9	4.5
	49.1	41.3
Valuation allowance	(25.6)	(25.8)
Total deferred tax assets	23.5	15.5
Deferred tax liabilities:
Undistributed earnings	(0.5)	(0.5)
Operating lease right-of-use assets	(8.5)	(7.2)
Depreciation	(5.0)	(3.3)
Intangibles	(6.7)	(5.8)
Goodwill	(12.9)	(8.4)
Total deferred tax liabilities	(33.6)	(25.2)
Net deferred tax liabilities	$(10.1)	$(9.7)

The Company provides for U.S. income taxes on the earnings of its foreign subsidiaries to the extent required by the Tax Cuts and Jobs Act (TCJA). In a prior period, the Company has also recognized a deferred tax liability for taxes that would be withheld on a distribution of a portion of the undistributed earnings of one of its China subsidiaries. However, the Company has not provided for withholding taxes on the remaining portion of the undistributed earnings of its China subsidiary nor for the undistributed earnings of its other foreign subsidiaries that it intends to reinvest indefinitely outside the U.S. The Company has also historically remitted earnings from its Singapore subsidiary to the U.S. and may do so again in the future. However, the Company has not provided for withholding taxes on undistributed Singapore earnings as Singapore does not currently impose a withholding tax on dividends. If the Company changes its intent to reinvest its undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings is needed than the previous anticipated remaining unremitted foreign earnings, the Company could be required to accrue or pay foreign taxes on some or all of these undistributed earnings. As of December 25, 2020, the Company had undistributed earnings of foreign subsidiaries that are considered indefinitely invested outside of the U.S. of approximately $267.2 million. It is not practicable to determine the tax liability that might be incurred if these earnings were to be distributed.

The Company’s gross liability for unrecognized tax benefits as of December 25, 2020 and December 27, 2019 was $0.9 million and $1.0 million, respectively. Increases or decreases to interest and penalties on uncertain tax positions are included in the income tax provision in the Consolidated Statements of Operations. Interest related to uncertain tax positions for the periods ended December 25, 2020, December 27, 2019 and December 28, 2018 were $0.3 million, $0.3 million, and $0.1 million, respectively. Although it is possible some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Balance as of December 29, 2017	$0.3
Increases related to current year positions	0.7
Expiration of the statute of limitations	-
Balance as of December 28, 2018	$1.0
Increases related to current year tax positions	-
Expiration of the statute of limitations for the assessment of taxes	-
Balance as of December 27, 2019	$1.0
Increases related to current year tax positions	-
Expiration of the statute of limitations for the assessment of taxes	(0.1)
Balance as of December 25, 2020	$0.9

As of December 25, 2020, the Company had California net operating loss carryforwards (“NOLs”) of approximately $35.8 million. The California NOLs begins expiring after 2031.

On March 27, 2020, the previous U.S. President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) in response to the U.S. COVID-19 pandemic, which, among other things, suspends the 80% limitation on the deduction for NOLs in taxable years beginning before January 1, 2021, permits a 5-year carryback of NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, and generally caps the limitation on the deduction for net interest expense at 50% of adjusted taxable income for taxable years beginning in 2019 and 2020. In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to the Company's income tax provision for the year ended December 31, 2020, or to its net deferred tax assets and related allowances as of December 31, 2020.

The Company files federal, state and foreign income tax returns in several U.S. and foreign jurisdictions. The federal statute of limitation has closed for years prior to 2017.  State statutes of limitation are generally closed for years prior to 2016. The statute of limitation for significant foreign jurisdictions has closed for years prior to 2017.

During the fiscal quarter ended December 25, 2020, the Company recorded a net charge to provision for income taxes of approximately $1.3 million related to the settlement of an income tax audit by the local tax authorities of Cinos Korea.  The net settlement reflects additional taxes and associated penalties for the tax years 2015 – 2019.

The Company has operated under a Development and Expansion Incentive (“DEI”) in Singapore that ended on December 25, 2020.  However, the Company has reached an agreement in principle with the Singapore Economic Development Board for an extension of the DEI through 2023.  The DEI will reduce the local tax on certain Singapore income from a statutory rate of 17.0% to 5.0%.

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

As of December 25, 2020, the benefit obligation of the plan is $9.7 million and the fair value of the benefit plan assets, which are invested in several fixed deposit accounts with a bank is $6.7 million.  As of December 25, 2020, the unfunded balance of the plan of $3.0 million has been accrued for by the Company and is included in other long-term liabilities.  Amounts recognized in accumulated other comprehensive income as of December 25, 2020 and December 27, 2019 was $0.5 and $1.7 million, respectively.  The contributions to the plan by the Company and its subsidiaries during the year ended December 25, 2020 was $2.8 million. The benefits expected to be paid from the pension plan in each year from 2021-2025 are $0.9 million, $1.0 million, $2.3 million $1.0 million and $1.0 million, respectively.  The aggregate benefits expected to be paid in the five years from 2026-2031 are $5.9 million.

Employee Savings and Retirement Plan

The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all US employees who meet certain eligibility requirements. Participants could elect to contribute to the 401(k) Plan, on a pre-tax basis, up to 25.0% of their salary to a maximum of the IRS limit. The Company matches 50.0% of participant salary up to 6.0% of employee contributions based upon eligibility. The Company made discretionary employer contributions of approximately $2.4 million, $2.3 million and $1.2 million to the 401(k) Plan in 2020, 2019 and 2018, respectively.

9. COMMITMENTS AND CONTINGENCIES

Commitment

The Company had commitments to various third parties to purchase inventories totaling approximately $205.9 million at December 25, 2020.

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

10. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

Noncontrolling Interests

QGT, through its wholly-owned subsidiary in Singapore, owns 51.0% of the outstanding shares of Cinos Korea, a South Korean company that provides outsourced cleaning and recycling of precision parts for the semiconductor industry through its operating facilities in South Korea and through a 60.0% interest in Cinos China. QGT is obligated to purchase shares held by another shareholder of Cinos Korea representing a 35.0% interest in Cinos Korea. QGT accounted for this unconditional obligation as an assumed liability and derecognized any noncontrolling interest related to the 35%, which brings its controlling interest up to 86%.

The carrying value of the remaining 14.0% interest held by another shareholder in Cinos Korea and the 40.0% interest in Cinos China are presented as noncontrolling interests in the accompanying Consolidated Financial Statements. The fair values of the noncontrolling interests were estimated based on the values of Cinos Korea and Cinos China on a 100.0% basis. The values were calculated based on the pro-rata portion of total QGT earnings before interest expense, taxes, depreciation and amortization ("EBITDA") contributed by each entity.

The Company is obligated to purchase shares owned by a Cinos Korea shareholder. A certain number of shares would be purchased at a fixed price per share, while the other remaining shares would be purchased based on the greater of the then fair value of the stock and the fixed price per share (floor). The Company has a firm obligation to purchase the shares and a call option, while the other shareholder has a put option. As of December 25, 2020, the fair value of the obligation of $12.6 million which has been recorded as a non-current liability in the accompanying consolidated balance sheets and represents a Level 3 measurement as discussed in Note 4 of the Company’s Consolidated Financial Statements. The agreement with Cinos Korea allows for the common stock purchase obligation to become due in December 2022, and once completed, the Company will own 86.0% of Cinos Korea.

11. EMPLOYEE STOCK PLANS

Employee Stock Plans

The Company maintains plans which allow for the issuance of equity-based awards to executives and certain employees. These equity-based awards include stock options, restricted stock awards (RSAs), performance stock units (PSUs) and restricted stock units (RSUs). The Company also maintains an employee stock purchase plan (“ESPP”) that provides for the issuance of shares to all eligible employees of the Company at a discounted price.

The estimated fair value of the Company’s equity-based awards, net of expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis over a weighted average period of four years for stock options, three years for PSUs and RSUs and one year for RSAs and will be adjusted for subsequent changes in estimated forfeitures and future option grants.

The Company uses historical data to estimate pre-existing forfeitures, and records stock-based compensation for those awards that are expected to vest at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates.

During fiscal years 2020, 2019 and 2018, the Company recorded $12.7 million, $12.1 million and $10.3 million, respectively, of stock-based compensation expense, associated with the 2003 Incentive Plan. As of December 25, 2020, there was $16.4 million, net of forfeitures of $2.5 million, of unrecognized compensation cost related to employee and director stock which is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.6 years, and will be adjusted for subsequent changes in estimated forfeitures and future grants.

Total stock-based compensation during the fiscal years 2020, 2019 and 2018, respectively, in various expense categories was as follows:

	Year Ended
	December 25,	December 27,	December 28,
(In millions)	2020	2019	2018
Cost of revenues (1)	$1.8	$2.4	$2.1
Research and development	0.1	0.3	0.1
Sales and marketing	1.3	1.3	1.0
General and administrative	9.5	8.1	7.1
	12.7	12.1	10.3
Income tax benefit	(2.5)	—	(3.0)
Net stock-based compensation expense	$10.2	$12.1	$7.3

(1)

Stock-based compensation expenses capitalized in inventory for fiscal years 2020, 2019 and 2018 were considered immaterial.

2003 Amended and Restated Stock Incentive Plan

Options

The 2003 Incentive Plan provides for the issuance of options and other stock-based awards. Options are generally granted at fair value at the date of grant as determined by the Board of Directors and have terms up to ten years and generally vest over four years. There was no stock-based compensation expense for fiscal year 2020, 2019 and 2018 attributable to stock options and no outstanding options as of December 25, 2020.

Restricted Stock Units and Restricted Stock Awards

In fiscal years 2020, 2019 and 2018, the Company granted 46,363, 69,783 and 38,010 shares, respectively, of common stock to its board members under the 2003 Incentive Plan. These RSAs vest on the earlier of 1) the next Annual Shareholder Meeting, or 2) 365 days from date of grant. The total unamortized expense of the Company’s unvested RSAs as of December 25, 2020, is approximately $0.4 million.

RSUs and PSUs are granted to employees with a unit purchase price of zero dollars and typically vest over three years, subject to the employee’s continued service with the Company and, in the case of PSUs, subject to achieving certain performance goals. The expected cost of the grant is recognized over the service period, and is reduced for estimated forfeitures and, in the case of PSUs, is reduced based on estimated achievement of performance goals. During the year ended December 25, 2020, the Company approved and granted 694,066 RSU’s to employees with a weighted average grant date fair value of $19.07 per share and 148,816 PSUs with a weighted average grant date fair value of $15.27 per share. As of December 25, 2020, $16.0 million of unrecognized stock-based compensation cost, net of estimated forfeitures, related to RSUs and PSUs remains to be amortized and is expected to be recognized over an estimated period of 1.6 years. The unvested amount is subject to forfeiture, until fully vested. At December 25, 2020, 1,665,987 shares were subject to forfeiture.

The following table summarizes the Company’s PSUs, RSUs and RSAs activities through the year ended December 25, 2020:

		Aggregate
		Intrinsic
	Number of	Value
	Shares	(in millions)
Unvested restricted stock units and restricted stock awards at December 28, 2018	1.8	$14.6
Granted	1.1
Vested	(0.9)
Forfeited	(0.2)
Unvested restricted stock units and restricted stock awards at December 27, 2019	1.8	$41.9
Granted	0.9
Vested	(0.8)
Forfeited	(0.2)
Unvested restricted stock units and restricted stock awards at December 25, 2020	1.7	$54.1
Vested and expected to vest restricted stock units and restricted stock awards	1.7	$54.1

Employee Stock Purchase Plan

 The ESPP permits employees to purchase common stock at a discount through payroll withholdings at certain specified dates (purchase period) within a defined offering period. The purchase price is 95% of the fair market value of the common stock at the end of the purchase period and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. There were 29,143 shares issued under the ESPP during the year ended December 25, 2020.

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

The Company’s Products business segment provides warranty on its products for a period of up to two years and provides for warranty costs at the time of sale based on historical activity. Determination of the warranty reserve requires the Company to make estimates of product return rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of revenues may be required in future periods. The warranty reserve is included in other current liabilities on the Consolidated Balance Sheets and are not considered significant.

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

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value-add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Certain of our customers may receive cash-based incentives, such as rebates or credits, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. As of December 25, 2020, an accrual for unpaid customer rebates of $3.4 million is included in accounts receivable on the Company’s Consolidated Balance Sheet. The Company's disaggregated revenues are by segments.

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

	Year Ended
	December 25,	December 27,	December 28,
	2020	2019	2018
United States	$613.7	$546.2	$602.2
Singapore	494.4	302.1	315.3
Korea	83.7	68.2	45.6
Austria	57.4	47.7	58.1
Taiwan	68.1	44.4	22.6
China	47.7	35.3	42.1
Others	33.6	22.3	10.6
Total	$1,398.6	$1,066.2	$1,096.5

13. LEASES

The Company leases offices, facilities and equipment in locations throughout the United States, Asia and Europe. The Company’s leases do not provide an implicit rate; thus, the Company uses an estimated incremental borrowing rate in determining the present value of lease payments. The components of lease expense were summarized as follows:

	Year Ended
(Dollars in millions)	December 25, 2020	December 27, 2019
Operating lease cost	$13.1	$13.8
Short-term lease cost	1.3	1.1
Sublease income	(0.1)	(0.2)
Total lease cost	$14.3	$14.7

Operating cash flows from operating leases	$16.9	$17.3
Weighted-average remaining lease term – operating leases	2.3	2.4
Weighted-average discount rate – operating leases	5.5%	7.0%

Future minimum payments under operating leases as of December 25, 2020 were summarized as follows:

(In millions)	Operating Leases
2021	$12.8
2022	10.7
2023	7.7
2024	5.4
2025	4.0
Thereafter	8.5
Total minimum lease payments	49.1
Less: imputed interest	6.3
Lease liability	$42.8

The Company entered into two new lease agreements in fiscal year 2020 with commencement dates in fiscal year 2021. The total minimum lease payments for these two new lease agreements is $22.1 million.

14. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share:

	Year Ended
	December 25,	December 27,	December 28,
(In millions, except share amounts)	2020	2019	2018
Numerator:
Net income (loss) attributable to UCT	$77.6	$(9.4)	$36.6
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	40.2	39.5	38.4
Shares used in computation — diluted:
Weighted average common shares outstanding	40.2	39.5	38.4
Dilutive effect of common shares outstanding subject to repurchase	0.9	0.0	0.5
Shares used in computing diluted net income (loss) per share	41.1	39.5	38.9
Net income (loss) per share attributable to UCT — basic	$1.93	$(0.24)	$0.95
Net income (loss) per share attributable to UCT — diluted	$1.89	$(0.24)	$0.94

15. REPORTABLE SEGMENTS

The Company operates and reports financial results in two operating segments: Products and Services. These segments are organized primarily by the nature of the products and service they provide. The Company’s Chief Executive Officer (chief operating decision maker) views and evaluates operations based on the results of each of the reportable segments.   The following table describes each segment:

Segment	Product or Services	Markets Served	Geographic Areas
Products	Assembly Weldments Machining Fabrication	Semiconductor	United States Asia Europe
Services	Cleaning Analytics	Semiconductor	United States Asia Europe

The Company uses segment profit or loss as the primary measure of profitability to evaluate operating performance and to allocate capital resources. Segment profit or loss is defined as a segment’s income or loss from continuing operations before other income and income taxes included in the accompanying consolidated statements of operations.

Any intercompany sales and associated profit (and any other intercompany items) are eliminated from segment results. There were no significant intercompany eliminations for the periods presented.

	Fiscal Year End
	December 25,	December 27,	December 28,
(In millions)	2020	2019	2018
Revenues:
Products	$1,131.2	$840.8	$1,015.5
Services	267.4	225.4	81
Total segment revenues	$1,398.6	$1,066.2	$1,096.5

Gross profit:
Products	$196.5	$121.8	$150.3
Services	$95.3	$75.0	$25.5
Total segment gross profit	$291.8	$196.8	$175.8

Operating profit:
Products	$97.2	$18.3	$52.3
Services	24.2	11.6	8.4
Total segment operating profit	$121.4	$29.9	$60.7

		December 25,	December 27,
(In millions)		2020	2019
Assets
Products		$868.4	$828.0
Services		234.1	191.3
Total segment assets		$1,102.5	$1,019.3

16. GOVERNMENT SUBSIDIES

From April through December of the current year, the Singapore government announced a series of relief measures for wages paid to local employees with the purpose of supporting employers during this period of economic uncertainty related to the COVID-19 pandemic, including the co-funding of wages incurred by local employers in fiscal 2020. The Company recorded a total amount $3.1 million subsidies in fiscal 2020.

The Company also received unconditional subsidies of $1.5 million from the China government during fiscal 2020. These subsidies were recognized as other income in the consolidated statements of operations. In addition, the China government reduced the cost of certain social insurance requirements and also subsidized rent which benefited the Company by $1.6 million in fiscal 2020. These subsidies were recorded as an offset to cost of revenues and other operating expenses.

17. UNAUDITED QUARTERLY FINANCIAL RESULTS

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

	First	Second	Third	Fourth	Fiscal
(In million, except per share data)	Quarter	Quarter	Quarter	Quarter	Year (1)
2020
Revenues	$320.9	$344.8	$363.3	$369.6	$1,398.6
Gross profit	$65.7	$73.9	$74.6	$77.6	$291.8
Net income	$9.4	$21.3	$24.4	$22.5	$77.6
Earnings per share — basic	$0.24	$0.53	$0.60	$0.56	$1.93
Earnings per share — diluted	$0.23	$0.52	$0.59	$0.55	$1.89
2019
Revenues	$260.1	$265.4	$254.3	$286.4	$1,066.2
Gross profit	$44.8	$48.2	$47.5	$56.3	$196.8
Net income (loss)	$0.6	$(0.2)	$0.50	$(10.3)	$(9.4)
Earnings (loss) per share — basic	$0.02	$(0.01)	$0.01	$(0.17)	$(0.24)
Earnings (loss) per share — diluted	$0.02	$(0.01)	$0.01	$(0.17)	$(0.24)

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

We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e)) were effective as of December 25, 2020.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financing reporting was effective as of December 25, 2020.

Our independent registered public accounting firm, Moss Adams LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has expressed an unqualified opinion on the operating effectiveness of the Company’s internal control over financial reporting as of December 25, 2020, as stated in their report which appears in this Form 10-K.

Previously Identified Material Weaknesses Relating to Services Business Segment

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We previously disclosed in our 2019 Annual Report on Form 10-K, the following control deficiency that constituted a material weakness in our internal control over financial reporting:

•

In August 2018, we acquired Quantum Global Technologies, LLC, a privately held company (now Services business). During fiscal year 2019, management proceeded to implement control processes and procedures to integrate the acquired business into the overall Company. During fiscal 2019, process improvements were made; however, we have determined that the control environment of Services business lacks the maturity and design effectiveness necessary to comply with the requirements of Sarbanes-Oxley Act of 2002. As of December 27, 2019, management concluded that due to deficiencies in the design and implementation of business process controls and information technology general controls relating to all relevant accounts and cycles within our Services business, material weaknesses existed.

Remediation of Prior Material Weaknesses

During the course of fiscal year 2020, we executed the following actions to address the 2019 material weaknesses:

•

Assessed key business cycles at material Services business locations to ensure that the processes, procedures and controls are adequately designed, clearly documented, standardized, appropriately communicated and executed timely to enhance control ownership throughout our Services business.

•	Strengthened the information technology general controls that supported our Services business’ critical process areas.
•	Enhanced our Services business’ monitoring procedures by implementing new training activities and hiring additional qualified personnel.
•	Ensured appropriate resources and controls were fully incorporated into the corporate oversight function.

Based on the actions taken, as well as the testing and evaluation of the design and operating effectiveness of the controls, we concluded that the material weaknesses related to the design and implementation of business process controls and information technology general controls in all relevant Services business accounts and cycles, were remediated as of December 25, 2020.

Changes in Internal Control Over Financial Reporting

Other than the actions taken to remediate the 2019 material weaknesses described above, there were no changes in our internal control over financial reporting during the fiscal fourth quarter ended December 25, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Pursuant to Paragraph G (3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders.

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

We have adopted a Code of Business Conduct and Ethics that is designed to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. This code of ethics is available on our website at www.uct.com. To the extent required by law, any amendments to, or waivers from, any provision of the code of ethics will be promptly disclosed to the public. To the extent permitted by such legal requirements, we intend to make such public disclosure by posting the relative material on our website in accordance with SEC rules.

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

The table below summarizes our equity plan information as of December 25, 2020:

(c) (1)
Number of Securities
	(a)		Remaining Available
	Number of Securities	(b)	for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise/Vest of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding	(Excluding
(Shares in millions)	Awards	Options, Warrants	Securities Reflected
Plan Category	Warrants and Rights	and Rights	in Column (a)
Equity compensation plans approved by security holders:	1.7	$—	1.5
Equity compensation plans not approved by security holders	—	—	—
Total	1.7	$—	1.5

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

3. Exhibits

Exhibit Index

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of July 24, 2018, among Quantum Global Technologies, LLC, Ultra Clean Holdings, Inc., Falcon Merger Subsidiary, LLC and G-Squared Partners, LLC (as the representative of the unitholders of the Company)	8-K	000-50646	July 25, 2018	2.1

3.1	Amended and Restated Certificate of Incorporation of Ultra Clean Holdings, Inc.	S-1/A	333-11904	March 2, 2004	3.1

3.2	Amended and Restated Bylaws of Ultra Clean Holdings, Inc.	10-Q	000-50646	May 2, 2016	3.1

4.1	Specimen Stock Certificate	S-1/A	333-11904	March 8, 2004	4.1

4.2	Description of Securities Registered Under Section 12 of the Exchange Act					X

10.1†	Ultra Clean Holdings, Inc. Amended and Restated Stock Incentive Plan (as amended)	8-K	000-50646	May 24, 2019	10.1

10.2†	Form of Stock Option Agreement	S-1/A	333-11904	March 8, 2004	10.6

10.3†	Form of Award Agreement	S-1/A	333-11904	March 8, 2004	10.13

10.4†	Form of Restricted Stock Unit Award Agreement	10-K	000-50646	March 12, 2008	10.18

10.5†	Employee Stock Purchase Plan (restated as of October 21, 2004)	10-Q	000-50646	November 8, 2004	10.9.1

10.6†	Form of Indemnification Agreement between Ultra Clean Holdings, Inc. and each of its directors and executive officers	S-1/A	333-11904	March 2, 2004	10.10

10.7†	Severance Policy for Executive Officers (amended as of October 26, 2018)	8-K	000-50646	November 1, 2018	10.1

10.8†	Offer Letter between Ultra Clean Holdings, Inc. and James P. Scholhamer dated January 3, 2015	8-K	000-50646	January 5, 2015	99.1

10.9†	Change in Control Severance Agreement dated as of January 19, 2015 by and between Ultra Clean Holdings, Inc. and James P. Scholhamer	10-K	000-50646	March 11, 2015	10.18

10.10†	Promotion Letter between Ultra Clean Holdings, Inc. and Sheri Savage (previously Sheri Brumm) dated February 18, 2016	10-K	000-50646	March 9, 2016	10.18

10.11†	Offer Letter between Ultra Clean Holdings, Inc. and Sheri Savage (previously Sheri Brumm) dated July 7, 2016	8-K	000-50646	July 12, 2016	99.1

10.12†	Change in Control Severance Agreement between Ultra Clean Holdings, Inc. and Sheri Savage (previously Sheri Brumm) dated July 7, 2016	8-K	000-50646	July 12, 2016	99.2

10.13†	Amendment to Offer Letter and Change in Control Severance Agreement dated as of July 25, 2017 by and between Ultra Clean Holdings, Inc. and James P. Scholhamer	10-Q	000-50646	August 9, 2017	10.2

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.14†	Form of Consulting Agreement	10-Q	000-50646	August 8, 2018	10.1

10.15	Credit Agreement, dated as of August 27, 2018, among Ultra Clean Holdings, Inc., Barclays Bank PLC, as administrative agent, and the lenders party thereto	8-K	000-50646	August 31, 2018	10.1

10.16	Guarantee and Collateral Agreement in favor of Barclays Bank PLC and the other Lenders party thereto, dated as of August 27, 2018, made by Ultra Clean Holdings, Inc. and the other Grantors referred to therein and from time to time party thereto	8-K	000-50646	August 31, 2018	10.2

10.17	Amendment Agreement, dated as of October 1, 2018, among Ultra Clean Holdings, Inc., any Subsidiary Borrowers, Barclays Bank PLC, as administrative agent, and the lenders party thereto	8-K	000-50646	October 4, 2018	10.1

10.18†	Form of Change in Control Severance Agreement for Executive Officers	8-K	000-50646	November 1, 2018	10.2

10.19	Agreement and Plan of Merger by and among Ultra Clean Holdings, Inc., Sir Daibus Ltd., Bealish Ltd. and Ham-Let (Israel – Canada) Ltd.	8-K	000-50646	December 17, 2020	2.1

21.1	Subsidiaries of Ultra Clean Holdings, Inc.					X

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on signature page)					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Denotes management contract or compensatory plan.

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultra Clean Holdings, Inc.

By:	/S/ JAMES P. SCHOLHAMER
James P. Scholhamer
Chief Executive Officer

Date: February 23, 2021

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

Signature	Title	Date

/S/ CLARENCE L. GRANGER Clarence L. Granger	Chairman	February 23, 2021

/S/ JAMES P. SCHOLHAMER James P. Scholhamer	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2021

/S/ SHERI SAVAGE Sheri Savage	Chief Financial Officer (Principal Financial Officer)	February 23, 2021
/S/ CHRIS P. SIU Chris P. Siu	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2021

/S/ EMILY M. LIGGETT Emily M. Liggett	Director	February 23, 2021

/S/ THOMAS T. EDMAN Thomas T. Edman	Director	February 23, 2021

/S/ BARBARA V. SCHERER Barbara V. Scherer	Director	February 23, 2021

/S/ DAVID T. IBNALE David T. IbnAle	Director	February 23, 2021

/S/ ERNEST E. MADDOCK Ernest E. Maddock	Director	February 23, 2021

/S/ JACQUELINE A. SETO	Director	February 23, 2021
Jacqueline A. Seto