Form 10-Q
period 2021-03-26
Ultra Clean Holdings, Inc.
filed 2021-05-05
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2021

or

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

Number of shares outstanding of the issuer’s common stock as of April 23, 2021: 43.8 million

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 26,	December 25,
(In millions, except par value)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$264.3	$200.3
Accounts receivable, net of allowance for doubtful accounts of $0.2 and $0.3 at March 26, 2021 and December 25, 2020, respectively	168.0	145.5
Inventories	189.2	180.4
Prepaid expenses and other current assets	14.7	18.9
Total current assets	636.2	545.1
Property, plant and equipment, net	157.3	159.2
Goodwill	171.1	171.1
Intangibles assets, net	155.6	160.5
Deferred tax assets, net	22.3	23.5
Operating lease right-of-use assets	41.7	37.8
Other non-current assets	6.4	5.3
Total assets	$1,190.6	$1,102.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$8.0	$7.4
Accounts payable	164.9	121.3
Accrued compensation and related benefits	30.9	34.5
Operating lease liabilities	12.4	11.7
Other current liabilities	46.9	26.3
Total current liabilities	263.1	201.2
Bank borrowings, net of current portion	259.8	261.6
Deferred tax liabilities	33.6	33.6
Operating lease liabilities	33.9	31.1
Other liabilities	23.6	23.8
Total liabilities	614.0	551.3
Commitments and contingencies (See Note 10)
Equity:
UCT stockholders’ equity:
Preferred stock — $0.001 par value, 10.0 shares authorized; none outstanding	—	—
Common stock — $0.001 par value, 90.0 shares authorized; 40.6 shares issued and outstanding at March 26, 2021 and December 25, 2020	0.1	0.1
Additional paid-in capital	316.3	312.8
Common shares held in treasury, at cost, 0.6 shares at March 26, 2021 and December 25, 2020	(3.3)	(3.3)
Retained earnings	242.9	217.9
Accumulated other comprehensive gain	1.6	5.1
Total UCT stockholders' equity	557.6	532.6
Noncontrolling interests	19.0	18.6
Total equity	576.6	551.2
Total liabilities and stockholders' equity	$1,190.6	$1,102.5

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 26,	March 27,
(In millions, except per share amounts)	2021	2020
Revenues:
Products	$345.6	$259.4
Services	72.0	61.5
Total revenues	417.6	320.9
Cost of revenues:
Products	283.6	214.7
Services	47.1	40.5
Total cost of revenues	330.7	255.2
Gross profit	86.9	65.7
Operating expenses:
Research and development	4.2	3.4
Sales and marketing	7.6	5.8
General and administrative	34.7	33.9
Total operating expenses	46.5	43.1
Income from operations	40.4	22.6
Interest income	0.1	0.3
Interest expense	(3.6)	(5.2)
Other income (expense), net	(4.3)	(2.7)
Income before provision for income taxes	32.6	15.0
Provision for income taxes	7.0	4.5
Net income	25.6	10.5
Less: Net income attributable to noncontrolling interests	0.6	1.1
Net income attributable to UCT	$25.0	$9.4

Net income per share attributable to UCT common stockholders:
Basic	$0.62	$0.24
Diluted	$0.60	$0.23
Shares used in computing net income per share:
Basic	40.6	39.8
Diluted	41.6	40.7

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 26,	March 27,
(In millions)	2021	2020
Net income	$25.6	$10.5
Other comprehensive loss:
Change in cumulative translation adjustment	(2.8)	(3.2)
Change in fair value of derivatives	(0.7)	(0.1)
Total other comprehensive loss	(3.5)	(3.3)
Other comprehensive income, attributable to noncontrolling interests	0.6	1.1
Comprehensive income attributable to UCT	$21.5	$6.1

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 26,	March 27,
(In millions)	2021	2020
Cash flows from operating activities:
Net income	$25.6	$10.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6.5	6.4
Amortization of intangible assets	4.9	4.9
Stock-based compensation	3.5	3.1
Amortization of debt issuance costs	0.4	0.4
Gain from insurance proceeds	(7.3)	—
Deferred income taxes	1.2	1.0
Change in the fair value of financial instruments and earn-out liability	11.6	3.0
Others	0.1	—
Changes in assets and liabilities:
Accounts receivable	(22.5)	(0.7)
Inventories	(8.8)	(14.7)
Prepaid expenses and other current assets	3.0	(0.2)
Other non-current assets	(1.0)	0.3
Accounts payable	43.3	(4.1)
Accrued compensation and related benefits	(3.6)	0.2
Income taxes payable	2.8	1.6
Operating lease assets and liabilities	(0.3)	(0.4)
Other liabilities	6.2	4.4
Net cash provided by operating activities	65.6	15.7
Cash flows from investing activities:
Purchases of property, plant and equipment	(6.5)	(6.7)
Insurance proceeds	7.3	—
Net cash provided by (used in) investing activities	0.8	(6.7)
Cash flows from financing activities:
Proceeds from bank borrowings	6.6	51.5
Principal payments on bank borrowings and finance leases	(8.2)	(14.5)
Net cash provided by (used in) financing activities	(1.6)	37.0
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(0.4)
Net increase in cash and cash equivalents	64.0	45.6
Cash and cash equivalents at beginning of period	200.3	162.5
Cash and cash equivalents at end of period	264.3	$208.1
Supplemental cash flow information:
Income taxes paid, net of income tax refunds	$2.7	$2.0
Interest paid	$4.3	$4.8
Non-cash investing and financing activities:
Property, plant and equipment purchased included in accounts payable and other liabilities	$3.5	$2.9

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Treasury shares		Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
(In millions)	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity of UCT	Interests	Equity
Balance December 25, 2020	40.6	$0.1	$312.8	0.6	$(3.3)	$217.9	$5.1	$532.6	$18.6	$551.2
Stock-based compensation expense	—	—	3.5	—	—	—	—	3.5	—	3.5
Net income	—	—	—	—	—	25.0	—	25.0	0.6	25.6
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Other comprehensive loss	—	—	—	—	—	—	(3.5)	(3.5)	—	(3.5)
Balance March 26, 2021	40.6	$0.1	$316.3	0.6	$(3.3)	$242.9	$1.6	$557.6	$19.0	$576.6

	Common Stock		Additional Paid-in	Treasury shares		Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
(In millions)	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity of UCT	Interests	Equity
Balance December 27, 2019	39.9	$0.1	$300.9	0.6	$(3.3)	$140.3	$(1.3)	$436.7	$15.8	$452.5
Stock-based compensation expense	—	—	3.1	—	—	—	—	3.1	—	3.1
Net income	—	—	—	—	—	9.4	—	9.4	1.1	10.5
Other comprehensive loss	—	—	—	—	—	—	(3.3)	(3.3)	—	(3.3)
Balance March 27, 2020	39.9	$0.1	$304.0	0.6	$(3.3)	$149.7	$(4.6)	$445.9	$16.9	$462.8

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization — Ultra Clean Holdings, Inc., (the “Company” or “UCT”) a Delaware corporation, was founded in November 2002 and became a publicly traded company on the NASDAQ Global Market in March 2004. Ultra Clean Holdings, Inc. is a leading developer and supplier of critical subsystems, ultra-high purity cleaning and analytical services primarily for the semiconductor industry. UCT offers its customers an integrated outsourced solution for major subassemblies, improved design-to-delivery cycle times, design for manufacturability, prototyping and component manufacturing, and tool chamber parts cleaning and coating, as well as micro-contamination analytical services. The Company’s Products division (formerly known as “SPS”) provides chemical delivery modules, frame assemblies, gas delivery systems, fluid delivery systems, precision robotics, process modules as well as other high-level assemblies. The Company’s Services division (formerly known as “SSB”) provides part cleaning, surface encapsulation and high sensitivity micro contamination analysis primarily for the semiconductor device makers and wafer fabrication equipment markets.

Basis of Presentation — The unaudited Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q include the accounts of the Company and its majority-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). This financial information reflects all adjustments which are, in the opinion of the Company, normal, recurring and necessary for the fair financial statement presentation for the dates and periods presented. Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with GAAP, have been condensed or omitted. The Company’s December 25, 2020 balance sheet data were derived from its audited financial statements as of that date.

Fiscal Year — The Company uses a 52-53 week fiscal year ending on the Friday nearest December 31. All references to quarters refer to fiscal quarters and all references to years refer to fiscal years.

Principles of Consolidation — The Company’s Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Noncontrolling interests — Noncontrolling interests are recognized to reflect the portion of the equity of the majority-owned subsidiaries which is not attributable, directly or indirectly, to the controlling stockholder. The Company’s consolidated entities include partially-owned entities, which are (1) Cinos Co., Ltd (“Cinos Korea”), a South Korean company that provides outsourced cleaning and recycling of precision parts for the semiconductor industry through its operating facilities in South Korea,, 86.0% of whose equity interests the Company is obligated to purchase and whose results the Company consolidates and (2) Cinos Xian Clean Technology, Ltd. (“Cinos China”), a Chinese entity that is 60.0% owned by Cinos Korea. The interest held by others in Cinos Korea and in Cinos China are presented as noncontrolling interests in the accompanying Condensed Consolidated Financial Statements. The noncontrolling interests will continue to be attributed its share of gains and losses even if that attribution results in a deficit noncontrolling interests’ balance.

Segments — The Financial Accounting Standards Board’s (“FASB”) guidance regarding disclosure about segments in an enterprise and related information establishes standards for the reporting by public business enterprises of information about reportable segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the manner in which management organizes the reportable segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision-maker is the Chief Executive Officer. The Company operates and reports two segments: Products and Services.  See Note 16 of the Notes to the Condensed Consolidated Financial Statements.

Foreign Currency Translation and Remeasurement — the functional currency of the Products division’s foreign subsidiaries is the U.S. dollar. The functional currency of the Service division’s foreign subsidiaries is the local currency except for that of its Singapore and Scotland entities, which is the U.S. dollar.

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

The Company’s most significant customers (having accounted for 10% or more of revenues) and their related revenues as a percentage of total revenues were as follows:

	Three Months Ended
	March 26,	March 27,
	2021	2020
Lam Research Corporation	45.7%	44.6%
Applied Materials, Inc.	23.5%	23.4%
Total	69.2%	68.0%

Two customers’ accounts receivable balances, Lam Research Corporation and Applied Materials, Inc., were individually greater than 10% of accounts receivable as of March 26, 2021 , in the aggregate approximately 54.0% of accounts receivable. Three of the Company’s customers account receivable balances, Lam Research Corporation, Applied Materials, Inc. and ASM International, Inc., were individually greater than 10.0% of total accounts receivable as of  December 25, 2020, and in the aggregate approximately 67.3% of total accounts receivable.

Fair Value of Measurements — The Company measures its cash equivalents, derivative contracts, contingent earn-out liabilities, pension obligation and common stock purchase obligation at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:

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

Derivative Financial Instruments — The Company uses forward contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions typically expected to occur within 24 months. The purpose of the hedge is to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated costs and eventual cash flows. The Company recognizes derivative instruments as either assets or liabilities in the accompanying Condensed Consolidated Balance Sheets at fair value. The Company records changes in the fair value of the derivatives in the accompanying Condensed Consolidated Statements of Operations as other income (expense), net, or as a component of AOCI in the accompanying Condensed Consolidated Balance Sheets.

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

Inventory write downs inherently involve judgments based on assumptions about expected future demand and the impact of market conditions on those assumptions. Although the Company believes that the assumptions it used in estimating inventory write downs are reasonable, significant changes in any one of the assumptions in the future could produce a significantly different result. There can be no assurances that future events and changing market conditions will not result in significant increases in inventory write downs.

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

The Company assessed the useful lives of its long-lived assets, including property, plant and equipment as well as its intangible assets as of March 26, 2021 and concluded that no impairment was required.

Leases — The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement. When the Company determines the arrangement is a lease, or contains a lease, at lease inception, it then determines whether the lease is an operating lease or a finance lease. Operating and finance leases with lease terms of one year or greater result in the Company recording a right-of-use (ROU) asset and lease liability on its balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are initially recognized based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses the implicit interest rate if readily determinable or when the implicit interest rate is not readily determinable, the Company uses its incremental borrowing rate. The incremental borrowing rate is not a commonly quoted rate and is derived through a combination of inputs including the Company’s credit rating and the impact of full collateralization. The incremental borrowing rate is based on the Company’s collateralized borrowing capabilities over a similar term of the lease payments. The Company utilizes the consolidated group incremental borrowing rate for all leases. The operating lease ROU asset also includes any lease payments made and excludes any lease incentives. Specific lease terms used in computing the ROU assets and lease liabilities may include options to extend or terminate the lease when the Company believes it is reasonably certain that it will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. As allowed by the guidance, the Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Operating leases are included in operating lease ROU assets, other current liabilities, and long-term operating lease liabilities on the Company’s consolidated balance sheet. The Company’s finance leases at March 26, 2021 and December 25, 2020 were not significant.

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

Defined Benefit Pension Plan — The Company has a noncontributory defined benefit pension plan covering substantially all of the employees of one of its foreign entities upon termination of their employee services. For further discussion of the Company’s defined benefit pension plan see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

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

Stock-Based Compensation Expense — The Company maintains stock-based compensation plans which allow for the issuance of equity-based awards to executives and certain employees. These equity-based awards include restricted stock awards and restricted stock units. The Company also maintains an employee stock purchase plan (“ESPP”) that provides for the issuance of shares to all eligible employees of the Company at a discounted price.

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

Net Income per Share — Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding and common equivalent shares from dilutive restricted stock using the treasury stock method, except when such shares are anti-dilutive. See Note 15 of the Notes to the Condensed Consolidated Financial Statements.

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

2. BUSINESS COMBINATIONS

Dynamic Manufacturing Solutions, LLC

On April 15, 2019, the Company purchased substantially all of the assets of DMS, a semiconductor weldment and solutions provider based in Austin, Texas. Pursuant to the purchase agreement, the former owners of DMS were entitled to receive up to $12.5 million of potential cash earn-out if the combined weldment business, after the acquisition, achieved certain gross profit and gross margin targets for the twelve months ending June 26, 2020. During the second quarter of fiscal year 2020, DMS achieved the specified performance target of the earn-out, which resulted in the maximum payment of $12.5 million paid in August 2020. In the first quarter of fiscal year 2020, the Company completed the acquisition accounting and the valuation of the fair value of the assets acquired and the liabilities assumed.

3. BALANCE SHEET INFORMATION

Inventories consisted of the following:

	March 26,	December 25,
(In millions)	2021	2020
Raw materials	$107.5	$102.9
Work in process	66.8	64.5
Finished goods	14.9	13.0
Total	$189.2	$180.4

Property, plant and equipment, net, consisted of the following:

	Useful Life	March 26,	December 25,
(In millions)	(in years)	2021	2020
Land		$3.5	$3.8
Buildings	50	36.0	37.2
Leasehold improvements	5-10	49.5	46.7
Machinery and equipment	*	75.2	73.8
Computer equipment and software	3-10	42.6	42.5
Furniture and fixtures	5	4.5	4.4
		211.3	208.4
Accumulated depreciation		(89.1)	(84.0)
Construction in progress		35.1	34.8
Total		$157.3	$159.2

* Lesser of estimated useful life or remaining lease term

Restructuring

During the first quarter of fiscal year 2020, the Company made a strategic decision to fully integrate Quantum Global Technologies, LLC’s (“QGT”) corporate office responsibilities from Quakertown, PA to UCT’s corporate office in Hayward, CA. As a result, the Company recorded a restructuring charge of $0.8 million for the three months ended March 27, 2020, in general and administrative expense, primarily related to employee severance as well as the impaired value of the facility lease and losses on sale of equipment.

Insurance Proceeds

In September 2018, a fire in a facility owned by Cinos Korea destroyed certain assets, including equipment, the building and inventory owned by one of its customers. During the first fiscal quarter of 2021, the Company received final insurance proceeds related to the Cinos fire of $7.3 million, which was recorded in the accompanying Condensed Consolidated Statements of Operations as other income (expense), net. No insurance proceeds were received in the comparable period in the prior year.

4. FAIR VALUE MEASUREMENTS

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

		Fair Value Measurement at
		Reporting Date Using
Description	March 26, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other current liabilities:
Forward contracts	$0.7	$—	$0.7	$—
Other liabilities:
Common stock purchase obligation	$12.6	$—	$—	$12.6
Pension obligation	$5.0	$—	$—	$5.0

		Fair Value Measurement at
		Reporting Date Using
Description	December 25, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other assets:
Forward contracts	$1.1	$—	$1.1	$—
Other liabilities:
Common stock purchase obligation	$12.6	$—	$—	$12.6
Pension obligation	$4.7	$—	$—	$4.7

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

There were no transfers from Level 1 or Level 2. Fair value adjustments were noncash, and therefore did not impact the Company’s liquidity or capital resources. Qualitative information about Level 3 fair value measurements is as follows:

	March 26,	Valuation	Unobservable
	2021	Techniques	Input	Range/Multiple
(Dollars in millions, except rate/multiple)
Common stock purchase obligation	$12.6	Discounted cash flow	Revenue multiple	1.3 - 1.7
			EBITDA Multiple	5.5 - 7.4
			Discount rate	15.5% - 20.0%
Pension obligation	$5.0	Projected unit credit method	Discount rate	2.1%
			Rate on return	2.4%
			Salary increase rate	4.0%

Following is a summary of the Level 3 activity:

(In millions)	Common stock Purchase obligation	Pension obligation
As of December 25, 2020	$12.6	$4.7
Fair value adjustments	—	0.3
As of March 26, 2021	$12.6	$5.0

5. FINANCIAL INSTRUMENTS

Derivative Financial Instruments

The Company utilizes foreign currency forward contracts to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company classifies its foreign currency forward within Level 2 of the fair-value hierarchy discussed in Note 4 of the Company’s Condensed Consolidated Financial Statements as the valuation inputs are based on quoted prices and market observable data of similar instruments.

Non-Designated Derivatives

The Company uses foreign currency contracts to economically hedge the functional currency equivalent cash flows of non-U.S. dollar- denominated acquisition. The change in fair value of these derivatives is recorded through earnings in other income (expense), net.

The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value as of March 26, 2021 and December 25, 2020.

March 26, 2021
		Fair Value of	Fair Value of
		Derivatives	Derivatives Not
	Balance Sheet	Designated as	Designated as	Total
(In millions)	Location	Hedge Instruments	Hedge Instruments	Fair Value
Derivative liabilities:
Level 2:
Forward contracts	Other current liabilities	$0.7	$—	$0.7
December 25, 2020
		Fair Value of	Fair Value of
		Derivatives	Derivatives Not
	Balance Sheet	Designated as	Designated as	Total
(In millions)	Location	Hedge Instruments	Hedge Instruments	Fair Value
Derivative assets
Level 2:
Forward contracts	Prepaid expenses and other	$-	$1.1	$1.1

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) is summarized below:

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended
	March 26,	March 27,
(In millions)	2021	2020
Derivatives in Cash Flow Hedging Relationship
Forward contracts	$0.7	$—

The amount of gain or loss reclassified from accumulated OCI into income is not significant for the three months ended March 26, 2021 and March 27, 2020.

	Gains (Losses) Recognized in Income on Derivatives
		Three Months Ended
		March 26,	March 27,
(In millions)	Income Statement Location	2021	2020
Derivatives Not Designated As Hedging Instruments
Forward contracts	Other income (expense), net	$(11.6)	$—

In 2020, the Company entered into multiple foreign currency contracts to hedge the functional currency equivalent cash flows related to the non-U.S. dollar-denominated acquisition price of Ham-Let (Israel-Canada) Ltd. (Ham-let). As of March 26, 2021, these contracts were terminated and the $10.4 million liability related to these forward hedge contracts the Company will be required to pay was recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheets

6. GOODWILL AND INTANGIBLE ASSETS

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

Details of aggregate goodwill of the Company are as follows:

(In millions)	Products	Services	Total
Balance at December 25, 2020	$97.6	$73.5	$171.1
Adjustments	—	—	—
Balance at March 26, 2021	$97.6	$73.5	$171.1

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

Details of intangible assets were as follows:

		As of March 26, 2021			As of December 25, 2020
		Gross			Gross
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(Dollars in millions)	(in years)	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	6 - 10	$119.4	$(53.3)	$66.1	$119.4	$(50.6)	$68.8
Tradename	4 - 6*	27.0	(12.5)	14.5	27.0	(11.7)	15.3
Intellectual property/know-how	7 - 12	13.9	(10.1)	3.8	13.9	(9.8)	4.1
Recipes	20	73.2	(9.5)	63.7	73.2	(8.5)	64.7
Standard operating procedures	20	8.6	(1.1)	7.5	8.6	(1.0)	7.6
Total		$242.1	$(86.5)	$155.6	$242.1	$(81.6)	$160.5
*

The Company concluded that the asset life of the UCT tradename of $9.0 million is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The Company amortizes its intangible assets on a straight-line or accelerated basis over the estimated economic life of the assets. Amortization expense was approximately $4.9 million for both three months ended March 26, 2021 and March 27, 2020. Amortization expense related to QGT’s recipes and standard operating procedures is charged to cost of revenues and the remainder is charged to general and administrative expense. As of March 26, 2021, future estimated amortization expense is expected to be as follows:

Amortization
(In millions)	Expense
2021 (remaining in year)	$14.7
2022	19.3
2023	14.2
2024	14.0
2025	12.3
Thereafter	72.1
Total	$146.6

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

The Term Loan has a maturity date of August 27, 2025, with monthly interest payments in arrears, quarterly principal payments of 0.625% of the original outstanding principal balance payable beginning January 2019, with the remaining principal paid upon maturity. The Term Loan accrues interest at a rate equal to a base LIBOR rate determined by reference to the London interbank offered rate for dollars, plus 4.5% (subject to certain adjustments quarterly based upon the Company’s consolidated leverage ratio). At March 26, 2021, the Company had an outstanding amount under the Term Loan of $272.8 million, gross of unamortized debt issuance costs of $7.4 million. As of March 26, 2021, the interest rate on the outstanding Term Loan was 4.6%. After December 31, 2021, LIBOR will officially be phased out. The Company will work with its bank to determine alternative risk-free rates.

The Revolving Credit Facility has an initial available commitment of $65.0 million and a maturity date of August 27, 2023. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding.

The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the New Credit Agreement) as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. The Company was in compliance with all financial covenants as of the quarter ended March 26, 2021.

The Letter of Credit Facility has an initial available commitment of $50.0 million and a maturity date of August 27, 2023. The Company pays quarterly in arrears a fee equal to 2.5% (subject to certain adjustments as per the Term Loans) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of March 26, 2021, the Company had $2.4 million of outstanding letters of credit with beneficiaries such as landlords of certain facility leases and government agencies making up the majority of the outstanding balance. The remaining available commitments are $47.6 million on the Letter of Credit Facility and $65.0 million on the Revolving Credit Facility.

In 2020, Cinos China amended its existing Credit Agreement and entered into two additional Credit Agreements with a local bank that provide Revolving Credit Facilities for a total available commitment of $3.5 million with various maturity dates through September 23, 2022 and interest rates ranging from 2.0% to 4.1%. As of March 26, 2021, Cinos China had an outstanding amount of $ 2.4 million with an interest rate of 3.1% under these Credit Agreements.

Cinos Korea has Credit Agreements with various banks that provide Revolving Credit Facilities for a total available commitment of 1.6 billion Korean Won (approximately $1.4 million) with annual renewals beginning from April 2021 through June 2021 and interest rates ranging from 2.5% - 3.7%.  During the three months ended March 26, 2021, borrowings under these Revolving Facilities were insignificant and no amounts were outstanding as of March 26, 2021.

UCT Fluid Delivery Solutions s.r.o. (“FDS”) has a credit agreement with a local bank in the Czech Republic that provides for a revolving credit facility in the aggregate of up to 6.0 million euros. As of March 26, 2021, FDS had no amount outstanding under this revolving credit facility.

As of March 26, 2021, the Company’s total bank debt was $267.8 million, net of unamortized debt issuance costs of $7.4 million. As of March 26, 2021, the Company had $65.0 million, $7.1 million and $1.1 million available to borrow on its revolving credit facilities in the U.S., Czech Republic and China, respectively.

The fair value of the Company’s long-term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The Company’s carrying value approximates fair value for the Company’s long-term debt.

In conjunction with the acquisition of Ham-Let (Israel-Canada) Ltd. on March 31, 2021, the Company borrowed an additional $355.0 million under the credit agreement with Barclays Bank. See Note 17 of the Notes to the Condensed Consolidated Financial Statements.

8. INCOME TAX

The Company's effective tax rate was 21.5% and 29.8% for the three months ended March 26, 2021 and March 27, 2020, respectively. The Company’s income tax provision was $7.0 million and $4.5 million for the three months ended March 26, 2021 and March 27, 2020, respectively. The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full federal and state valuation allowances.

Company management continuously evaluates the need for a valuation allowance and, as of March 26, 2021, concluded that a full valuation allowance on its federal and state deferred tax assets was still appropriate.

The Company provides for U.S. income taxes on the earnings of its foreign subsidiaries to the extent required by the Tax Cuts and Jobs Act (TCJA). In a prior period, the Company has also recognized a deferred tax liability for taxes that would be withheld on a distribution of a portion of the undistributed earnings of one of its China subsidiaries. However, the Company has not provided for withholding taxes on the remaining portion of the undistributed earnings of its China subsidiary nor for the undistributed earnings of its other foreign subsidiaries that it intends to reinvest indefinitely outside the U.S. The Company has also historically remitted earnings from its Singapore subsidiary to the U.S. and may do so again in the future. However, the Company has not provided for withholding taxes on undistributed Singapore earnings as Singapore does not currently impose a withholding tax on dividends. If the Company changes its intent to reinvest its undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings is needed than the previous anticipated remaining unremitted foreign earnings, the Company could be required to accrue or pay foreign taxes on some or all of these undistributed earnings. As of March 26, 2021, the Company had undistributed earnings of foreign subsidiaries that are considered indefinitely invested outside of the U.S. of approximately $305.0 million. It is not practicable to determine the tax liability that might be incurred if these earnings were to be distributed.

As of March 26, 2021 and March 27, 2020, the Company’s gross liability for unrecognized tax benefits, excluding interest, was $1.0 million for both periods. Increases or decreases to interest and penalties on uncertain tax positions are included in the income tax provision in the Condensed Consolidated Statements of Operations. Although it is possible that some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law in response to the U.S. COVID-19 pandemic, which, among other things, suspends the 80.0% limitation on the deduction for NOLs in taxable years beginning before January 1, 2021, permits a 5-year carryback of NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, and generally caps the limitation on the deduction for net interest expense at 50.0% of adjusted taxable income for taxable years beginning in 2019 and 2020. In addition, the CARES Act raises the corporate charitable deduction limit to 25.0% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100.0% bonus depreciation. The Company has evaluated the impact of the CARES Act and determined that there was no significant impact to the income tax provision for the three months ended March 26, 2021.

On December 27, 2020, the U.S. government enacted the Consolidated Appropriations Act, 2021, which enhances and expands certain provisions of the CARES Act. This legislative act is not expected to have a material impact on the Company’s consolidated financial results.

On March 11, 2021, the American Rescue Plan Act of 2021 (“American Rescue Plan”) was signed into law to provide additional relief in connection with the ongoing COVID-19 pandemic. The American Rescue Plan includes, among other things, provisions relating to PPP loan expansion, defined pension contributions, excessive employee remuneration, and the repeal of the election to allocate interest expense on a worldwide basis. The Company does not currently expect that such provisions will have a material impact on the Company’s Condensed Consolidated Financial Statements.

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, “Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes”, as part of its initiative to reduce complexity in the accounting standards. The ASU eliminates certain exceptions from ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The guidance is effective for fiscal years beginning after December 15, 2020 and for interim periods within those fiscal years. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

9. RETIREMENT PLANS

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

As of March 26, 2021, the benefit obligation of the plan was $9.7 million and the fair value of the benefit plan assets, which are invested in several fixed deposit accounts with a bank, was $6.4 million.  As of March 26, 2021, the unfunded balance of the plan of $3.3 million has been accrued for by the Company and is included in other long-term liabilities.  Amounts recognized in accumulated other comprehensive income as of March 26, 2021 are $0.5 million.  The contribution to the plan by the Company and its subsidiaries during the year ended March 26, 2021 was $17.0 thousand. The benefits expected to be paid from the pension plan in each year from 2021-2025 are $0.7 million, $1.0 million, $2.3 million, $1.0 million and $1.0 million, respectively.  The aggregate benefits expected to be paid in the five years from 2026-2031 are $5.7 million.

Employee Savings and Retirement Plan

The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all U.S. employees who meet certain eligibility requirements. Participants can elect to contribute to the 401(k) Plan, on a pre-tax basis, up to 25% of their salary to a maximum of the IRS limit. The Company matches 50.0% of participant salary up to 6.0% of employee contributions based upon eligibility. The Company made approximately $0.6 million discretionary employer contributions to the 401(k) Plan in the three months ended March 26, 2021 and for the three months ended March 27, 2020, respectively.

10. COMMITMENTS AND CONTINGENCIES

Commitment

The Company had commitments to various third parties to purchase inventories totaling approximately $297.9 million as of March 26, 2021.

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

11. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

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

The carrying value of the remaining 14.0% interest held by another shareholder in Cinos Korea and the 40.0% interest in Cinos China are presented as noncontrolling interests in the accompanying Condensed Consolidated Financial Statements. The fair values of the noncontrolling interests were estimated based on the values of Cinos Korea and Cinos China on a 100.0% basis. The values were calculated based on the pro-rata portion of total QGT earnings before interest expense, taxes, depreciation and amortization contributed by each entity.

The Company is obligated to purchase shares owned by a Cinos Korea shareholder. A certain number of shares would be purchased at a fixed price per share, while the other remaining shares would be purchased based on the greater of the then fair value of the stock and the fixed price per share (floor). The Company has a firm obligation to purchase the shares and a call option, while the other shareholder has a put option. As of March 26, 2021, the fair value of the obligation is $12.6 million which has been recorded as a non-current liability in the accompanying consolidated balance sheets and represents a Level 3 measurement as discussed in Note 4 of the Company’s Notes to Condensed Consolidated Financial Statements. The agreement with Cinos Korea allows for the common stock purchase obligation to become due in December 2022, and once completed, the Company will own 86.0% of Cinos Korea.

12. EMPLOYEE STOCK PLANS

The Company grants stock awards in the form of restricted stock units (RSUs) and performance stock units (PSUs) to its employees as part of the Company’s long-term equity compensation plan. These stock awards are granted to employees with a unit purchase price of zero dollars and typically vest over three years, subject to the employee’s continued service with the Company and, in the case of PSUs, subject to achieving certain performance goals. The Company also grants common stock to its board members in the form of restricted share awards (RSAs), which vest on the earlier of 1) the next Annual Shareholder Meeting, or 2) 365 days from date of grant.

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

The following table shows the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 26,	March 27,
(In millions)	2021	2020
Cost of revenues (1)	$0.5	$0.4
Research and development	0.1	0.1
Sales and marketing	0.3	0.3
General and administrative	2.6	2.3
	3.5	3.1
Income tax benefit	(0.8)	(0.9)
Stock-based compensation expense, net of tax	$2.7	$2.2

(1)	Stock-based compensation expense capitalized in inventory for the three months ended March 26, 2021 and March 27, 2020 was not significant.

For purposes of determining compensation expense related to these RSUs, the fair value is determined based on the closing market price of the Company’s common stock on the date of award.

There were 38,146 RSUs granted during the quarter ended March 26, 2021, with a weighted average fair value of $42.08 per share. As of March 26, 2021, approximately $14.2 million of stock-based compensation cost, net of estimated forfeitures, related to RSUs and PSUs remains to be amortized over a weighted average period of 1.4 years. As of March 26, 2021, a total of 1.6 million RSUs and PSUs remain outstanding with an aggregate intrinsic value of $93.4 million and a weighted average remaining contractual term of 0.9 year.

As of March 26, 2021, a total of 44,107 shares of RSAs were outstanding. The total unamortized expense of the Company’s unvested restricted stock awards as of March 26, 2021 was $0.1 million.

The following table summarizes the Company’s combined RSU, PSU and RSA activity for the three months ended March 26, 2021:

(In millions)	Shares	Aggregate Fair Value
Unvested RSUs, PSUs and RSAs at December 25, 2020	1.7	$54.1
Granted	0.1
Vested	-
Forfeited	(0.1)
Unvested RSUs, PSUs and RSAs as of March 26, 2021	1.7	$95.9
Vested and expected to vest RSUs, PSUs and RSAs as of March 26, 2021	1.7	$95.9

13. REVENUE RECOGNITION

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

The Company’s Products division provides warranty on its products for a period of up to two years and provides for warranty costs at the time of sale based on historical activity. Determination of the warranty reserve requires the Company to make estimates of product return rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of revenues may be required in future periods. The warranty reserve is included in other current liabilities on the Condensed Consolidated Balance Sheets and is not considered significant.

The Company’s products are manufactured at facilities in the U.S.A., China, Singapore and the Czech Republic. The Company provides Services from operations in the U.S.A., Singapore, United Kingdom, Israel, Taiwan, South Korea, and China. Sales to customers are initiated through a purchase order and are governed by our standard terms and conditions, written agreements, or both. Revenue is recognized when performance obligations under the terms of an agreement with a customer are satisfied; generally, this occurs with the transfer of control of the products or when the Company provides the services. Transfer of control occurs at a specific point-in-time. Based on the enforceable rights included in our agreements or prevailing terms and conditions, products produced by the Company without an alternative use are not protected by an enforceable right of payment that includes a reasonable profit throughout the duration of the agreement. Consignment sales are recognized in revenue at the earlier of the period that the goods are consumed or after a period of time subsequent to receipt by the customer as specified by terms of the agreement, provided control of the promised goods or services has transferred.

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring Products or providing services. Sales, value-add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Certain of our customers may receive cash-based incentives, such as rebates or credits, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. As of March 26, 2021 and December 25, 2020, an accrual for unpaid customer rebates of $3.4 million for both periods was included in accounts receivable on the Company’s Condensed Consolidated Balance Sheet. The Company's disaggregated revenues are by segments.

The Company’s principal markets include America, Asia and Europe. The Company’s foreign operations are conducted primarily through its subsidiaries in China, Singapore, Israel, Taiwan, South Korea, the United Kingdom and the Czech Republic. Revenues by geographic area are categorized based on the customer’s location to which the products were shipped or where the services were performed. The following table sets forth revenue by geographic area (in millions):

	Three Months Ended
	March 26,	March 27,
	2021	2020
United States	$172.6	$142.6
Singapore	153.3	112.2
South Korea	26.6	20.3
Taiwan	20.2	15.2
Austria	18.7	14.5
China	16.0	9.1
Other	10.2	7.0
	$417.6	$320.9

14. LEASES

The Company leases offices, facilities and equipment in locations throughout the United States, Asia and Europe.

The Company’s leases do not provide an implicit rate, thus the Company uses an estimated incremental borrowing rate in determining the present value of lease payments.

The components of lease expense were summarized as follows:

	Three Months Ended
	March 26,	March 27,
(Dollars in millions)	2021	2020
Operating lease cost	$3.7	$3.2
Short-term lease cost	0.4	0.3
Total lease cost	$4.1	$3.5

Operating cash flows from operating leases	$3.7	$4.4
Weighted-average remaining lease term – operating leases	2.4	2.3
Weighted-average discount rate – operating leases	5.5%	5.5%

Future minimum payments under operating leases as of March 26, 2021 were summarized as follows:

(In millions)	Operating Leases
2021 remaining	$10.5
2022	12.3
2023	9.5
2024	7.1
2025	4.9
Thereafter	8.8
Total minimum lease payments	53.1
Less: imputed interest	6.8
Lease liability	$46.3

The Company entered into two new lease agreements in fiscal year 2020 with commencement dates in fiscal year 2021. The total minimum lease payments for these two new lease agreements is $22.1 million, which was included in the total contractual obligations.

15. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share:

	Three Months Ended
	March 26,	March 27,
(In millions, except share amounts)	2021	2020
Numerator:
Net income attributable to UCT	$25.0	$9.4
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	40.6	39.8
Shares used in computation — diluted:
Weighted average common shares outstanding	40.6	39.8
Dilutive effect of common shares outstanding subject to repurchase	1.0	0.9
Shares used in computing diluted net income per share	41.6	40.7
Net income per share attributable to UCT — basic	$0.62	$0.24
Net income per share attributable to UCT — diluted	$0.60	$0.23

16. REPORTABLE SEGMENTS

The Company operates and reports financial results for two operating segments: Products and Services. These segments are organized primarily by the nature of the products and service they provide. The Company’s Chief Executive Officer (chief operating decision maker) views and evaluates operations based on the results of each of the reportable segments. The following table describes each segment:

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

Segment Data

	Three Months Ended
	March 26,	March 27,
	2021	2020
Revenues:
Products	$345.6	$259.4
Services	72.0	61.5
Total segment revenues	$417.6	$320.9

Gross profit:
Products	$62.0	$44.7
Services	24.9	21.0
Total segment gross profit	$86.9	$65.7

Operating profit:
Products	$34.2	$20.3
Services	6.2	2.3
Consolidated income from operations	$40.4	$22.6

	March 26,	December 25,
	2021	2020
Assets
Products	$950.0	$868.4
Services	240.6	234.1
Total segment assets	$1,190.6	$1,102.5

As of March 26, 2021, approximately $88.4 million and $9.6 million of the Company’s net long-lived assets were located in Asia and Europe, respectively, and the remaining balances were located in the United States. At December 25, 2020, approximately $90.4 million and $9.4 million of the Company’s net long-lived assets were located in Asia and Europe, respectively, and the remaining balances were located in the United States.

17. SUBSEQUENT EVENTS

Acquisition

On March 31, 2021, the Company completed the acquisition of Ham-Let, a public company organized under the laws of the State of Israel (not a U.S. registrant), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), for approximately $351.0 million in cash. The Company’s primary reason for this acquisition is to broaden UCT’s semiconductor serviceable available market and provides access to a new set of customers in the semiconductor fab infrastructure and sub-fab market.

In connection with the consummation of the acquisition, the Company entered into a Second Amendment dated March 31, 2021 to the Credit Agreement dated as of August 27, 2018, and amended as of October 1, 2018, to refinance and reprice its approximately $273.0 million of existing term B borrowings that will remain outstanding and obtain a $355.0 million senior secured incremental term loan B facility (the “Incremental Term Loan”) with Barclays Bank PLC, which increased the amount of term loan indebtedness outstanding under the Company’s Credit Agreement. The Incremental Term Loan has a maturity date of August 27, 2025, with monthly interest payments in arrears, quarterly principal payments of 0.625% of the original outstanding principal balance payable beginning July 2021, with the remaining principal balance paid upon maturity. The Term Loan accrues interest at a rate equal to a base LIBOR rate determined by reference to the London interbank offered rate for dollars, plus 3.75% (subject to certain adjustments quarterly based upon the Company’s consolidated leverage ratio).

The Incremental Term Loan, together with cash on hand, was used to finance the acquisition, to refinance the existing debt of Ham-Let and to pay fees and expenses incurred in connection with the Incremental Term Loan and the acquisition of Ham-Let.

Equity Financing

On April 13, 2021, the Company completed an underwritten public offering of 3,181,818 shares of the Company’s common stock, in which the Company received net proceeds of approximately $167.6 million, after deducting the underwriting discounts and offering expenses payable by the Company. On April 29, 2021, the Underwriters exercised the option to purchase an additional 477,272 shares of the Company’s common stock for approximately $25.2 million in cash. The Company intends to use the net proceeds from this offering for general corporate purposes, which may include working capital, sales and marketing activities, product development, general and administrative matters, and capital expenditures. The Company may use a portion of the net proceeds to acquire complementary businesses, products, services, or technologies, although it has no agreements, commitments, or plans for any specific acquisitions at this time.

ITEM 2.	Management’s Discussion And Analysis of Financial Condition And Results Of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on February 23, 2021. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, gross margins and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on February 23, 2021, as updated in our Current Report on Form 8-K filed with the SEC on April 5, 2021. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Ultra Clean Holdings, Inc., (“UCT”, the “Company” or “We”) is a leading developer and supplier of critical subsystems, ultra-high purity cleaning and analytical services primarily for the semiconductor industry. Ultra Clean offers its customers an integrated outsourced solution for major subassemblies, improved design-to-delivery cycle times, design for manufacturability, prototyping and component manufacturing, and tool chamber parts cleaning and coating, as well as micro-contamination analytical services. We operate and report results for two operating segments: Products and Services (formerly known as “SPS” and “SSB”, respectively). Our Products business primarily designs, engineers and manufactures production tools, modules and subsystems for the semiconductor and display capital equipment markets. Products include chemical delivery modules, frame assemblies, gas delivery systems, fluid delivery systems, precision robotics, process modules as well as other high-level assemblies. Our Services business provides ultra-high purity parts cleaning, process tool part recoating, surface encapsulation and high sensitivity micro contamination analysis primarily for the semiconductor device makers and wafer fabrication equipment (WFE) markets.

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

Over the long-term, we believe the semiconductor market we serve will continue to grow due to multi-year industry demand from a broad range of drivers including mobile demand driven by 5G, new CPU architectures which are enabling higher performance servers, and cloud, AI and Machine Learning. We also believe that semiconductor original equipment manufacturers (“OEM”) are increasingly relying on partners like UCT to fulfill their expanding capacity requirements. Additionally, our Services division is benefiting as device manufacturers rely on precision cleaning, coating and analytics to advance ever more complex devices.

Critical Accounting Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure at the date of our Condensed Consolidated Financial Statements. On an on-going basis, we evaluate our estimates and judgments, including those related to inventories, income taxes, business combinations and goodwill, intangible assets and long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We consider certain accounting policies related to inventory valuation, accounting for income taxes, business combinations, valuation of goodwill, intangible assets and long-lived assets to be critical policies due to the estimates and judgments involved in each.

There have been no significant changes to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K subsequent to December 25, 2020.  For further information on our critical and other significant accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 25, 2020, as filed with the SEC.

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest December 31. Fiscal year 2021 is the 53-week period ending December 31, 2021, and fiscal year 2020 was the 52-week period ended December 25, 2020. The fiscal quarters ended March 26, 2021 and March 27, 2020 were both 13-week periods.

Discussion of Results of Operations for the Three months ended March 26, 2021 Compared to the Three months ended March 27, 2020

Revenues

	Three Months Ended
Revenues by Segment	March 26,	March 27,	Percent
(Dollars in millions)	2021	2020	Change
Products	$345.6	$259.4	33.2%
Services	72.0	61.5	17.1%
Total Revenues	$417.6	$320.9	30.1%
Products as a percentage of total revenues	82.8%	80.8%
Services as a percentage of total revenues	17.2%	19.2%

Total Products revenues increased in the three months ended March 26, 2021, compared to the same period in the prior year, primarily due to an increase in customer demand in the semiconductor industry, in particular, the wafer fabrication equipment industry. Total Services revenues increased in the three months ended March 26, 2021, compared to the same period in the prior year, primarily due to increases in demand across our customer base.

	Three Months Ended
Revenues by Geography	March 26,	March 27,	Percent
(Dollars in millions)	2021	2020	Change
United States	$144.7	$135.1	7.1%
International	272.9	185.8	46.9%
Total Revenues	$417.6	$320.9	30.1%
Unites States as a percentage of total revenues	34.7%	42.1%
International as a percentage of total revenues	65.3%	57.9%

On a geographic basis, revenues represent products shipped from or services performed at our U.S. and international locations. For the three months ended March 26, 2021, U.S. revenues increased due to overall increase in semiconductor industry demand in the U.S. For the three months ended March 26, 2021, international revenue increased in absolute terms and as a percentage of total revenue, primarily due to the overall higher semiconductor and semiconductor capital equipment demand outside of the U.S.

Cost of Revenues

	Three Months Ended
Cost of Revenues by Segment	March 26,	March 27,	Percent
(Dollars in millions)	2021	2020	Change
Products	$283.6	$214.7	32.1%
Services	47.1	40.5	16.3%
Total Cost of Revenues	$330.7	$255.2	29.6%
Products as a percentage of total Products revenues	82.1%	82.8%
Services as a percentage of total Services revenues	65.4%	65.9%

Total cost of revenues increased $75.5 million for the three months ended March 26, 2021 due to higher demand for both Products and Services.

Cost of Products revenues consists of purchased materials, direct labor and manufacturing overhead. Cost of Products revenues increased $68.8 million for the three months ended March 26, 2021 compared to the same period in the prior year, due to higher volume of sales driving increased material costs of $59.3 million, higher direct labor spending of $2.6 million and higher overhead costs of $6.9 million

Cost of Services revenues consists of direct labor, manufacturing overhead and materials (such as chemicals, gases and consumables). Cost of Services revenues increased $6.6 million in the three months ended March 26, 2021 compared to the same period in the prior year driven by higher volumes of service orders, resulting in an increase in labor costs of $2.4 million (the largest component of Services’ total cost of revenues), higher material costs of $2.0 million and higher overhead costs of $2.3 million driven by higher service orders.

Gross Margin

	Three Months Ended
Gross Profit by Segment	March 26,	March 27,	Percent
(Dollars in millions)	2021	2020	Change
Products	$62.0	$44.7	38.7%
Services	24.9	21.0	18.6%
Gross profit	$86.9	$65.7	32.3%
Gross Margin by Segment
Products	17.9%	17.2%
Services	34.6%	34.1%
Total Company	20.8%	20.5%

Products gross margin increased in the three months ended March 26, 2021, compared to the same period in the prior year, due primarily to higher volume, and the mix of higher margin products. Services gross margin increased in the three months ended March 26, 2021, compared to the same period in the prior year, due to direct labor efficiencies along with lower facility-related costs.

Research and Development

	Three Months Ended
	March 26,	March 27,	Percent
(Dollars in millions)	2021	2020	Change
Research and development	$4.2	$3.4	23.5%
Research and development as a percentage of total revenues	1.0%	1.1%

Research and development expenses increased $0.8 million when comparing the three months ended March 26, 2021 with the comparable period in the prior year due to an increase in personnel-related expenses associated with an increase in headcount.

Sales and Marketing

	Three Months Ended
	March 26,	March 27,	Percent
(Dollars in millions)	2021	2020	Change
Sales and marketing	$7.6	$5.8	31.0%
Sales and marketing as a percentage of total revenues	1.8%	1.8%

Sales and marketing expenses increased $1.8 million when comparing the three months ended March 26, 2021 with the comparable period in the prior year due to an increase of $1.2 million in personnel-related expenses, primarily increases in headcount, and recruiting fees of $0.2 million.

General and Administrative

	Three Months Ended
	March 26,	March 27,	Percent
(Dollars in millions)	2021	2020	Change
General and administrative	$34.7	$33.9	2.4%
General and administrative as a percentage of total revenues	8.3%	10.6%

General and administrative expenses increased $0.8 million in the three months ended March 26, 2021, compared to the same period in the prior year, due to $1.3 million of acquisition-related costs related to the acquisition of Ham-Let (Israel – Canada) Ltd., and $0.7 higher personnel-related expenses due to an increases in headcount, partially offset by a $1.1 million decrease in restructuring expenses.

Interest and Other Income (Expense), net

	Three Months Ended
	March 26,	March 27,	Percent
(Dollars in millions)	2021	2020	Change
Interest income	$0.1	$0.3	-66.7%
Interest expense	$(3.6)	$(5.2)	-30.8%
Other income (expense), net	$(4.3)	$(2.7)	59.3%

Interest expense decreased in the three months ended March 26, 2021, compared to the same periods in the prior year, due to a lower average debt balance, lower interest rates resulting from lower LIBOR rates and higher interest expense capitalized on borrowings related to qualified capital expenditures.

Other income (expense), net increased in the three months ended March 26, 2021, compared to the same period in the prior year, due to an increase of $11.6 million in the fair value of forward contracts related to the non-U.S. dollar-denominated acquisition price of Ham-Let. These expenses were partially offset by insurance proceeds of $7.3 million received for the reimbursement of our losses in the Cinos Korea fire.

Provision for Income Taxes

	Three Months Ended
	March 26,	March 27,	Percent
(Dollars in millions)	2021	2020	Change
Provision for income taxes	$7.0	$4.5	55.6%
Effective tax rate	21.5%	29.8%

The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full federal and state valuation allowances.

Company management continuously evaluates the need for a valuation allowance on its deferred tax assets and, as of March 26, 2021, concluded that a full valuation allowance on its federal and state deferred tax assets remained appropriate.

Liquidity and Capital Resources

Cash and cash Equivalents

The following table summarizes our cash and cash equivalents:

	March 26,	December 25,
(In millions)	2021	2020	Increase
Total cash and cash equivalents	$264.3	$200.3	$64.0

	Three Months Ended
	March 26,	March 27,
(In millions)	2021	2020
Net cash flow provided by (used in):
Operating activities	$65.6	$15.7
Investing activities	0.8	(6.7)
Financing activities	(1.6)	37.0
Effects of exchange rate changes on cash and cash equivalents	(0.8)	(0.4)
Net increase in cash and cash equivalents	$64.0	$45.6

Our primary cash inflows and outflows were as follows:

•

In the three months ended March 26, 2021, we generated net cash from operating activities of $65.6 million compared to $15.7 million in the three months period ended March 27, 2020. The $49.9 million increase in net cash from operating activities was driven by a $32.7 million increase in the net change from operating assets and liabilities, $2.1 million increase from non-cash items and a $15.1 million increase in net income.
•	The major contributors to the net change in operating assets and liabilities, net of effects of acquisition, in the three months ended March 26, 2021 were as follows:
o	Accounts receivable increased $22.5 million primarily due to the increase in revenues in fiscal 2021 and the timing of collections.
o	Inventories increased $8.8 million due primarily to the customer demand outlook in 2021.
o

Accounts payable increased $43.3 million, accrued compensation and related benefits decreased $3.6 million, income taxes payable increased $2.8 million and other liabilities increased $6.2 million, primarily due to the timing of payments.

•

In the three months ended March 26, 2021, net cash provided by investing activities was $0.8 million compared to $6.7 million in the three months ended March 27, 2020. The change is primarily due to insurance proceeds of $7.3 million received in the first quarter of fiscal 2021, offset by $6.5 million of purchases of property, plant and equipment.

•

In the three months ended March 26, 2021, net cash used in financing activities was $1.6 million compared to net cash provided of $37.0 million in the three months ended March 27, 2020. The change is mainly due to timing of drawings and payments on bank borrowings.

We have required capital to fund our working capital needs, satisfy our debt obligations, maintain our equipment, purchase new capital equipment and make strategic acquisitions from time to time. As of March 26, 2021, we had cash of $264.3 million compared to $200.3 million as of December 25, 2020. Our cash and cash equivalents, cash generated from operations and amounts available under our revolving line of credit described below were our principal sources of liquidity as of March 26, 2021.

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

In prior years, we determined that a portion of the current year and future year earnings of one of our China subsidiaries may be remitted in the future to one of our foreign subsidiaries outside of China and, accordingly, we provided for the related withholding taxes in our Condensed Consolidated Financial Statements. As of March 26, 2021, we had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $305.0 million. As of March 26, 2021, we have cash of approximately $235.0 million in our foreign subsidiaries.

Borrowing Arrangements

The following table summarizes our borrowings:

	March 26, 2021
(Dollars in millions)	Amount	Weighted- Average Interest Rate
U.S. Term Loan	$272.8	4.6%
Cinos China Credit Facilities	2.4	3.1%
Debt issuance costs	(7.4)
	$267.8

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

The Term Loan has a maturity date of August 27, 2025, with monthly interest payments in arrears, quarterly principal payments of 0.625% of the original outstanding principal balance payable beginning January 2019, with the remaining principal paid upon maturity. The Term Loan accrues interest daily at a rate equal to a base LIBOR rate determined by reference to the London interbank offered rate for dollars, plus 4.5% (subject to certain adjustments quarterly based upon the Company’s consolidated leverage ratio). At  March 26, 2021, we had an outstanding amount under the Term Loan of $272.8 million, gross of unamortized debt issuance costs of $7.4 million. As of March 26, 2021, the interest rate on the outstanding Term Loan was 4.6%. On December 31, 2021, LIBOR will officially be phased out.  The Company will work with its bank to determine alternative risk-free rates.

The Revolving Credit Facility has an initial available commitment of $65.0 million and a maturity date of August 27, 2023. We pay a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding.

The Credit Agreement requires that we maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio (as defined in the New Credit Agreement) as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. We were in compliance with all covenants for the quarter ended March 26, 2021.

The Letter of Credit Facility has an initial available commitment of $50.0 million and a maturity date of August 27, 2023. We pay quarterly in arrears a fee equal to 2.5% (subject to certain adjustments as per the Term Loans) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of March 26, 2021, we had $2.4 million of outstanding letters of credit with beneficiaries such as landlords of certain facility leases and government agencies making up the majority of the outstanding balance. The remaining available commitments are $47.6 million on the Letter of Credit Facility and $65.0 million on the Revolving Credit Facility.

In fiscal 2020, Cinos China amended its existing Credit Agreement and entered into two additional Credit Agreements with a local bank that provide Revolving Credit Facilities for a total available commitment of $3.5 million with various maturity dates through September 23, 2022 and interest rates ranging from 2.0% to 4.1%. As of March 26, 2021, Cinos China had an outstanding amount of $ 2.4 million with an interest rate of 3.1% under these Credit Agreements.

Cinos Korea has Credit Agreements with various banks that provide Revolving Credit Facilities for a total available commitment of 1.6 billion Korean Won (approximately $1.4 million) with annual renewals beginning from April 2021 through June 2021 and interest rates ranging from 2.5% - 3.7%.  During the three months ended March 26, 2021, borrowings under these Revolving Facilities were insignificant and no amounts were outstanding as of March 26, 2021.

UCT Fluid Delivery Solutions s.r.o. (FDS) has a credit agreement with a local bank in the Czech Republic that provides for a revolving credit facility in the aggregate of up to 6.0 million euros. As of March 26, 2021, FDS had no outstanding amount under its revolving credit facility.

As of March 26, 2021, our total bank debt was $267.8 million, net of unamortized debt issuance costs of $7.4 million. As of March 26, 2021, we had unused revolving credit facilities of $65.0 million, $7.1 million and $1.1 million in the United States, Czech Republic and China, respectively.

The fair value of our long-term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The carrying value of our long-term debt approximates fair value.

On March 31, 2021, we completed the acquisition of Ham-Let (Israel-Canada) Ltd. (Ham-Let), a public company organized under the laws of the State of Israel, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), for approximately $351.0 million in cash. Our primary reason for this acquisition is to broaden our semiconductor serviceable available market and provides access to a new set of customers in the semiconductor fab infrastructure and sub-fab market.

In connection with the consummation of the acquisition, we entered into a Second Amendment dated March 31, 2021 to the Credit Agreement dated as of August 27, 2018, and amended as of October 1, 2018, to refinance and reprice its approximately $273.0 million of existing term B borrowings that will remain outstanding and obtain a $355.0 million senior secured incremental term loan B facility (the “Incremental Term Loan”) with Barclays Bank PLC, which increased the amount of term loan indebtedness outstanding under the Credit Agreement. The Incremental Term Loan has a maturity date of August 27, 2025, with monthly interest payments in arrears, quarterly principal payments of 0.625% of the original outstanding principal balance payable beginning July 2021, with the remaining principal balance paid upon maturity. The Term Loan accrues interest at a rate equal to a base LIBOR rate determined by reference to the London interbank offered rate for dollars, plus 3.75% (subject to certain adjustments quarterly based upon our consolidated leverage ratio).

The Incremental Term Loan, together with cash on hand, was used to finance the acquisition, to refinance the existing debt of Ham-Let and to pay fees and expenses incurred in connection with the Incremental Term Loan and the acquisition of Ham-Let.

Capital Expenditures

Capital expenditures were $6.8 million during the three months ended March 26, 2021 and were primarily attributable to the capital invested in our manufacturing facilities in the United States, China and South Korea as well as costs associated with the ongoing design and implementation of our new enterprise resource planning system. The Company’s anticipated capital expenditures for the remainder of 2021 are expected to be financed primarily from our cash flow generated from operations.

Off-Balance Sheet Arrangements

During the periods presented, we do not have unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification against certain liabilities to our customers, which may include claims of losses by their own customers resulting out of property damages, bodily injuries or deaths, or infringement of intellectual property rights by our products. Our potential liability arising out of intellectual property infringement claims by any third party is generally uncapped. As of March 26, 2021, we have not incurred any significant costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

Contractual Obligations

Other than operating leases for certain equipment and real estate and purchase order commitments primarily for inventory, we have no off-balance sheet transactions or similar instruments and, other than the arrangements described under “Borrowing Arrangements” above and our common stock purchase obligations resulting from the acquisition of QGT, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of March 26, 2021:

(In millions)	Total	Fiscal Year 2021	Fiscal Years 2022 - 2023	Fiscal Years 2024 - 2025	Beyond
Operating leases (1)	$75.2	$11.5	$26.8	$17.0	$19.9
Borrowing arrangements (2)	275.2	7.6	18.9	17.5	231.2
Common stock purchase obligation (3)	12.6	—	12.6	—	—
Purchase order commitments (4)	297.9	297.9	—	—	—
Total	$660.9	$317.0	$58.3	$34.5	$251.1

(1)

The Company leases facilities in the United States as well as internationally under non-cancellable leases that expire on various dates through 2031. The total balance of $75.2 million reflects estimated cash payments for all of the Company’s operating leases, however, the total operating lease liabilities as disclosed in the condensed consolidated balance sheets are presented on a discounted present value basis and excludes lease agreements with commencement date after March 26, 2021, in accordance with the provisions of ASC 842, “Leases”.

(2)	The total borrowing arrangements reflects obligations under our Term loan totaling $272.8 million, gross of $7.4 million of unamortized debt issuance costs, and $2.4 million held by Cinos in China.
(3)	The Company is obligated to purchase the common stock owned by one of Cinos’ shareholders. See Note 11 of the Notes to the Condensed Consolidated Financial Statements.
(4)	Represents our outstanding purchase orders primarily for inventory.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the period covered by this report. Refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 25, 2020 for a more complete discussion of the market risks we encounter.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information related to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting during the first fiscal quarter ended March 26, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes during the period covered in this report to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 25, 2020 (as updated in our Current Report on Form 8-K filed on April 5, 2021).

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a) Exhibits

The following exhibits are filed with this quarterly Report on Form 10-Q for the quarter ended March 26, 2021:

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
Date: May 5, 2021

	By:	/S/ JAMES P. SCHOLHAMER
	Name:	James P. Scholhamer
	Title:	Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

Date: May 5, 2021

	By:	/S/ SHERI SAVAGE
	Name:	Sheri Savage
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)