Form 10-Q
period 2021-09-24
Ultra Clean Holdings, Inc.
filed 2021-11-03
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2021

or

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

Number of shares outstanding of the issuer’s common stock as of October 22, 2021: 44.9 million

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 24,	December 25,
(In millions, except par value)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$457.0	$200.3
Accounts receivable, net of allowance for doubtful accounts of $0.2 and $0.3 at September 24, 2021 and December 25, 2020, respectively	232.5	145.5
Inventories	324.6	180.4
Prepaid expenses and other current assets	38.6	18.9
Total current assets	1,052.7	545.1
Property, plant and equipment, net	227.9	159.2
Goodwill	263.6	171.1
Intangibles assets, net	261.0	160.5
Deferred tax assets, net	23.1	23.5
Operating lease right-of-use assets	87.0	37.8
Other non-current assets	8.7	5.3
Total assets	$1,924.0	$1,102.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$23.2	$7.4
Accounts payable	271.3	121.3
Accrued compensation and related benefits	52.0	34.5
Operating lease liabilities	18.2	11.7
Other current liabilities	46.3	26.3
Total current liabilities	411.0	201.2
Bank borrowings, net of current portion	545.1	261.6
Deferred tax liabilities	44.4	33.6
Operating lease liabilities	69.5	31.1
Other liabilities	13.7	23.8
Total liabilities	1,083.7	551.3
Commitments and contingencies (See Note 10)
Equity:
UCT stockholders’ equity:
Preferred stock — $0.001 par value, 10.0 shares authorized; none outstanding	—	—
Common stock — $0.001 par value, 90.0 shares authorized; 44.9 shares and 40.6 shares issued and outstanding at September 24, 2021 and December 25, 2020, respectively	0.1	0.1
Additional paid-in capital	510.4	312.8
Common shares held in treasury, at cost, 0.6 shares at September 24, 2021 and December 25, 2020	(3.3)	(3.3)
Retained earnings	291.9	217.9
Accumulated other comprehensive gain	0.9	5.1
Total UCT stockholders' equity	800.0	532.6
Noncontrolling interests	40.3	18.6
Total equity	840.3	551.2
Total liabilities and stockholders' equity	$1,924.0	$1,102.5

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
(In millions, except per share amounts)	2021	2020	2021	2020
Revenues:
Products	$482.0	$294.4	$1,270.1	$831.7
Services	71.7	68.9	216.4	197.3
Total revenues	553.7	363.3	1,486.5	1,029.0
Cost of revenues:
Products	393.4	243.6	1,044.9	687.6
Services	46.2	45.1	140.7	127.2
Total cost of revenues	439.6	288.7	1,185.6	814.8
Gross profit	114.1	74.6	300.9	214.2
Operating expenses:
Research and development	6.5	3.5	16.8	10.7
Sales and marketing	13.8	6.0	34.1	17.7
General and administrative	43.2	30.2	127.1	97.5
Total operating expenses	63.5	39.7	178.0	125.9
Income from operations	50.6	34.9	122.9	88.3
Interest income	0.1	0.2	0.3	0.7
Interest expense	(6.9)	(4.1)	(17.6)	(13.1)
Other income (expense), net	(1.4)	(1.1)	(6.4)	(3.2)
Income before provision for income taxes	42.4	29.9	99.2	72.7
Provision for income taxes	8.4	4.8	21.6	15.0
Net income	34.0	25.1	77.6	57.7
Less: Net income attributable to noncontrolling interests	2.1	0.7	3.6	2.6
Net income attributable to UCT	$31.9	$24.4	$74.0	$55.1

Net income per share attributable to UCT common stockholders:
Basic	$0.71	$0.60	$1.73	$1.37
Diluted	$0.70	$0.59	$1.69	$1.35
Shares used in computing net income per share:
Basic	44.8	40.4	42.8	40.1
Diluted	45.4	41.1	43.7	40.9

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
(In millions)	2021	2020	2021	2020
Net income	$34.0	$25.1	$77.6	$57.7
Other comprehensive gain (loss):
Change in cumulative translation adjustment	(3.5)	2.0	(4.1)	—
Change in fair value of derivatives	(0.2)	—	(0.1)	—
Total other comprehensive gain (loss)	(3.7)	2.0	(4.2)	—
Other comprehensive income, attributable to noncontrolling interests	2.1	0.7	3.6	2.6
Comprehensive income attributable to UCT	$28.2	$26.4	$69.8	$55.1

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 24,	September 25,
(In millions)	2021	2020
Cash flows from operating activities:
Net income	$77.6	$57.7
Adjustments to reconcile net income to net cash provided by operating activities (excluding assets acquired and liabilities assumed):
Depreciation and amortization	24.0	18.8
Amortization of intangible assets	23.9	14.8
Stock-based compensation	11.5	9.5
Amortization of debt issuance costs	2.4	1.4
Gain from insurance proceeds	(7.3)	(0.6)
Deferred income taxes	0.8	(0.3)
Change in the fair value of financial instruments and earn-out liability	13.0	4.4
Others	0.3	(1.4)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(35.4)	(32.7)
Inventories	(70.5)	(2.9)
Prepaid expenses and other current assets	(0.8)	0.3
Other non-current assets	(0.3)	—
Accounts payable	119.5	(21.9)
Accrued compensation and related benefits	7.0	5.9
Income taxes payable	1.0	3.2
Operating lease assets and liabilities	(0.3)	(0.8)
Other liabilities	3.6	(2.5)
Net cash provided by operating activities	170.0	52.9
Cash flows from investing activities:
Purchases of property, plant and equipment	(42.7)	(26.5)
Proceeds from sale of equipment, including insurance proceeds	7.6	6.6
Settlement of forward contracts in conjunction with the acquisition of Ham-Let	(10.4)	—
Acquisition of business, net of cash acquired	(344.8)	—
Net cash used in investing activities	(390.3)	(19.9)
Cash flows from financing activities:
Proceeds from bank borrowings	394.7	69.7
Proceeds from issuance of common stock	193.1	0.3
Principal payments on bank borrowings and finance leases	(93.9)	(85.7)
Payments of debt issuance costs	(8.9)	—
Payments of dividends to a joint venture shareholder	(0.1)	—
Employees’ taxes paid upon vesting of restricted stock units	(7.0)	(1.5)
Payment of contingent earn-out	—	(1.4)
Net cash provided by (used in) financing activities	477.9	(18.6)
Effect of exchange rate changes on cash and cash equivalents	(0.9)	(0.8)
Net increase in cash and cash equivalents	256.7	13.6
Cash and cash equivalents at beginning of period	200.3	162.5
Cash and cash equivalents at end of period	457.0	$176.1
Supplemental cash flow information:
Income taxes paid, net of income tax refunds	$15.1	$8.5
Interest paid	$14.4	$12.9
Non-cash investing and financing activities:
Reclassification of common stock purchase obligation liability to noncontrolling interests	$16.4	—
Property, plant and equipment purchased included in accounts payable and other liabilities	$6.3	$2.7

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended
	September 24, 2021
	Common Stock		Additional Paid-in	Treasury shares		Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
(In millions)	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity of UCT	Interests	Equity
Balance June 25, 2021	44.8	$0.1	$506.1	0.6	$(3.3)	$260.0	$4.6	$767.5	$21.2	$788.7
Issuance under employee stock plans	0.1	—	$—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	4.3	—	—	—	—	4.3	—	4.3
Noncontrolling interests from acquisition of Ham-Let	—	—	—	—	—	—	—	—	0.6	0.6
Net income	—	—	—	—	—	31.9	—	31.9	2.1	34.0
Reclassification of common stock purchase obligation liability upon modification of agreement (see Note 11)	—	—	—	—	—	—	—	—	16.4	16.4
Other comprehensive loss	—	—	—	—	—	—	(3.7)	(3.7)	—	(3.7)
Balance September 24, 2021	44.9	$0.1	$510.4	0.6	$(3.3)	$291.9	$0.9	$800.0	$40.3	$840.3

	Nine Months Ended
	September 24, 2021
	Common Stock		Additional Paid-in	Treasury shares		Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
(In millions)	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity of UCT	Interests	Equity
Balance December 25, 2020	40.6	$0.1	$312.8	0.6	$(3.3)	$217.9	$5.1	$532.6	$18.6	$551.2
Issuance of common stock in public offering	3.7	—	192.8	—	—	—	—	192.8	—	192.8
Issuance under employee stock plans	0.7	—	0.3	—	—	—	—	0.3	—	0.3
Employees’ taxes paid upon vesting of restricted stock units	(0.1)	—	(7.0)	—	—	—	—	(7.0)	—	(7.0)
Stock-based compensation expense	—	—	11.5	—	—	—	—	11.5	—	11.5
Noncontrolling interests from acquisition of Ham-Let	—	—	—	—	—	—	—	—	1.8	1.8
Net income	—	—	—	—	—	74.0	—	74.0	3.6	77.6
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Reclassification of common stock purchase obligation liability upon modification of agreement (see Note 11)									16.4	16.4
Other comprehensive loss	—	—	—	—	—	—	(4.2)	(4.2)	—	(4.2)
Balance September 24, 2021	44.9	$0.1	$510.4	0.6	$(3.3)	$291.9	$0.9	$800.0	$40.3	$840.3

	Three Months Ended
	September 25, 2020
	Common Stock			Treasury shares
(In millions)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
Balance June 26, 2020	40.3	$0.1	$306.0	0.6	$(3.3)	$171.0	$(3.3)	$470.5	$17.7	$488.2
Issuance under employee stock plans	0.2	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	3.2	—	—	—	—	3.2	—	3.2
Net income	—	—	—	—	—	24.4	—	24.4	0.7	25.1
Other comprehensive loss	—	—	—	—	—	—	2.0	2.0	—	2.0
Balance September 25, 2020	40.5	$0.1	$309.2	0.6	$(3.3)	$195.4	$(1.3)	$500.1	$18.4	$518.5

	Nine Months Ended
	September 25, 2020
	Common Stock			Treasury shares
(In millions)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
Balance December 27, 2019	39.9	$0.1	$300.9	0.6	$(3.3)	$140.3	$(1.3)	$436.7	$15.8	$452.5
Issuance under employee stock plans	0.7	—	0.2	—	—	—	—	0.2	—	0.2
Stock-based compensation expense	—	—	9.5	—	—	—	—	9.5	—	9.5
Taxes paid related to net share settlement of equity awards	(0.1)	—	(1.4)	—	—	—	—	(1.4)	—	(1.4)
Net income	—	—	—	—	—	55.1	—	55.1	2.6	57.7
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—
Balance September 25, 2020	40.5	$0.1	$309.2	0.6	$(3.3)	$195.4	$(1.3)	$500.1	$18.4	$518.5

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

On March 31, 2021, the Company completed the acquisition of Ham-Let (Israel-Canada) Ltd. (“Ham-Let”), a public company organized under the laws of the State of Israel (not a U.S. registrant), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), for approximately $362.9 million, which included $273.5 million of equity value plus $91.3 million of net debt offset by the settlement of an existing relationship of $1.9 million. Ham-Let engages in the development, manufacturing and marketing of process valves, fittings and hoses for the control and monitoring of industrial systems in a variety of markets, including the Semiconductor market.  These products are primarily used in ultra clean gas transportation systems for the transmission of liquids and gases. The Company’s primary reason for this acquisition was to broaden UCT’s relevance to the semiconductor equipment market and provide access to a new set of customers in the semiconductor fab infrastructure market. See Note 2 to the Company’s Condensed Consolidated Financial Statements for further information about the acquisition of Ham-Let.

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

The Company’s most significant customers (having accounted for 10% or more of revenues) and their related revenues as a percentage of total revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2021	2020	2021	2020
Lam Research Corporation	42.3%	42.9%	40.8%	42.3%
Applied Materials, Inc.	24.3%	25.2%	23.4%	25.0%
Total	66.6%	68.1%	64.2%	67.3%

Two customers’ accounts receivable balances, Lam Research Corporation and Applied Materials, Inc., were individually greater than 10% of accounts receivable as of September 24, 2021, and in the aggregate approximately 34.8% of accounts receivable. Three of the Company’s customers account receivable balances, Lam Research Corporation, Applied Materials, Inc. and ASM International, Inc., were individually greater than 10.0% of total accounts receivable as of December 25, 2020, and in the aggregate approximately 67.3% of total accounts receivable.

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

The Company assessed the useful lives of its long-lived assets, including property, plant and equipment as well as its intangible assets as of September 24, 2021 and concluded that no impairment was required.

Leases — The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement. When the Company determines the arrangement is a lease, or contains a lease, at lease inception, it then determines whether the lease is an operating lease or a finance lease. Operating and finance leases with lease terms of one year or greater result in the Company recording a right-of-use (ROU) asset and lease liability on its balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are initially recognized based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses the implicit interest rate if readily determinable or when the implicit interest rate is not readily determinable, the Company uses its incremental borrowing rate. The incremental borrowing rate is not a commonly quoted rate and is derived through a combination of inputs including the Company’s credit rating and the impact of full collateralization. The incremental borrowing rate is based on the Company’s collateralized borrowing capabilities over a similar term of the lease payments. The Company utilizes the consolidated group incremental borrowing rate for all leases. The operating lease ROU asset also includes any lease payments made and excludes any lease incentives. Specific lease terms used in computing the ROU assets and lease liabilities may include options to extend or terminate the lease when the Company believes it is reasonably certain that it will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. As allowed by the guidance, the Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Operating leases are included in operating lease ROU assets, other current liabilities, and long-term operating lease liabilities on the Company’s consolidated balance sheet. The Company’s finance leases at September 24, 2021 and December 25, 2020 were not significant.

Goodwill and Indefinite-Lived Intangible Assets — Goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually. Intangible assets are presented at cost, net of accumulated amortization, and are amortized on either a straight-line method or on an accelerated method over their estimated future discounted cash flows. The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable, such as when reductions in demand or significant economic slowdowns in the semiconductor industry are present.

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

Stock-Based Compensation Expense — The Company maintains stock-based compensation plans which allow for the issuance of equity-based awards to executives and certain employees. These equity-based awards include restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”). The Company also maintains an employee stock purchase plan (“ESPP”) that provides for the issuance of shares to all eligible employees of the Company at a discounted price.

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

2. BUSINESS COMBINATIONS

Ham-Let (Israel-Canada) Ltd.

On March 31, 2021, the Company acquired all of the outstanding common shares of Ham-Let for total purchase consideration of $362.9 million, which included $273.5 million of equity value plus $91.3 million of net debt offset by the settlement of an existing relationship of $1.9 million (vendor of UCT). In addition, the Company incurred approximately $10.6 million of costs related to the acquisition ($1.0 million incurred in fiscal year 2020 and $9.6 million was charged to operations for the nine months ended September 24, 2021). Ham-Let engages in the development, manufacturing and marketing of process valves, fittings and hoses for the control and monitoring of industrial systems in a variety of markets, including the Semiconductor market.  These products are primarily used in ultra clean gas transportation systems for the transmission of liquids and gases. The Company’s primary reason for this acquisition was to broaden UCT’s relevance to the semiconductor equipment market and provide access to a new set of customers in the semiconductor fab infrastructure market. The Company borrowed an additional $355.0 million from its existing Credit Facility to finance the acquisition. See further discussion in Note 7 to the Notes to Condensed Consolidated Financial Statements.

In December 2020, the Company announced the acquisition of Ham-Let. The expected cash consideration for the equity valuation at that time was approximately 934.7 million Israeli New Shekel (“ILS”) or $287.1 million in equity value. In order to hedge against the foreign currency fluctuation of the USD against ILS at the settlement date, UCT received Board of Director approval to enter into forward hedge contracts to buy ILS. In January 2021, UCT completed the purchase of forward hedge contracts of 905.8 million ILS to lock in the $283.9 million cash that was delivered at the closing of the Ham-Let acquisition. US GAAP requires the recording of the purchase price of the acquired entity at the spot rate on acquisition date, rather than the cash amount hedged and paid. The variance between the cash paid of $283.9 million and the spot value at acquisition of $273.5 million was a loss of $10.4 million and was recorded in the accompanying Condensed Consolidated Statements of Operations as other income (expense), net for the nine month period ended September 24, 2021.

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

Subsequent to the filing of the Company’s June 25, 2021 financial statements, the Company continued its analysis of the fair value of assets acquired, liabilities assumed as well as the noncontrolling interests from the acquisition date through the end of the third quarter of 2021. As a result of its analysis, the Company recorded, as a measurement period adjustment, a reduction in the fair value of the inventories of approximately $6.6 million and an increase to noncontrolling interest of $0.6 million during the third quarter of 2021. This also resulted in an $0.8 million decrease in deferred tax liabilities and an increase in goodwill of $6.4 million during the third quarter of 2021.

The following table summarizes the preliminary fair values of assets acquired, liabilities assumed and noncontrolling interest at the date of acquisition (in millions):

Cash and cash equivalents	$20.1
Accounts receivable	51.6
Inventories	73.7
Prepaid expenses and other assets	17.3
Property, plant and equipment	52.1
Goodwill	92.5
Purchased intangible assets	124.4
Deferred tax assets	0.8
Operating lease right-of-use assets	27.7
Other non-current assets	2.2
Total assets acquired	462.4
Bank borrowings	(5.0)
Accounts payable	(30.8)
Accrued compensation and related benefits	(10.5)
Other current liabilities	(12.4)
Deferred tax liabilities	(11.2)
Operating lease liabilities	(23.8)
Other liabilities	(4.0)
Total liabilities assumed	(97.7)
Noncontrolling interests	(1.8)
Total consideration transferred	$362.9

		Purchased
	Useful Life	Intangible Assets
	(In years)	(In millions)
Customer relationships	10	$73.9
IP Knowhow	10-15	35.5
Trade names	5	9.8
Backlog	1	5.2
Total purchased intangible assets		$124.4

Goodwill is not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The results of operations for the Company for the nine months ended September 24, 2021 include operating activities for Ham-Let since its acquisition date of March 31, 2021. For the three and nine months ended September 24, 2021, net sales of approximately $64.4 million and $122.6 million, respectively, attributable to Ham-Let were included in the consolidated results of operations. For the three and nine months ended September 24, 2021, results of operations included charges of $4.6 million and $9.2 million, respectively, attributable to amortization of purchased intangible assets. In addition, deal costs associated with the acquisition of $0.1 million and $9.5 million were included in the results of operations for the three and nine months ended September 24, 2021, respectively. Deal costs are included in general and administrative expenses in the Company’s Condensed Consolidated Results of Operations.

The following unaudited pro forma consolidated results of operations assume the acquisition was completed as of the beginning of the year of the reporting periods presented.

The unaudited pro forma consolidated results of operations for the three and nine months ended September 24, 2021 and September 25, 2020 (in millions, except per share amounts) are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2021	2020	2021	2020
(In millions, except per share amounts)
Revenues	$553.7	$411.9	$1,542.8	$1,172.8
Net income	$32.0	$21.5	$87.8	$27.2
Basic income per share	$0.71	$0.53	$2.05	$0.68
Diluted income per share	$0.70	$0.52	$2.00	$0.67

The unaudited pro forma results above include adjustments related to the purchase price allocation and financing of the acquisition, primarily to increase amortization for the identifiable intangible assets, to increase interest expense for the additional debt incurred to complete the acquisition, to eliminate the $11.6 million loss related to the forward contracts entered into in conjunction of the acquisition of Ham-Let and to reflect the related income tax effect. The unaudited pro forma results for the nine months ended September 25, 2020 include acquisition related costs of $15.0 million which are not expected to occur in future quarters. The unaudited pro forma condensed combined financial information has been prepared by management for illustrative purposes only and are not necessarily indicative of the condensed consolidated financial position or results of income in future periods or the results that would have been realized had UCT and Ham-Let been a combined company during the specified periods. The unaudited pro forma condensed combined financial information does not reflect any operating efficiencies and/or cost savings that the Company may achieve with respect to the combined companies, or any liabilities that may result from integration activities.

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

3. BALANCE SHEET INFORMATION

Inventories consisted of the following:

	September 24,	December 25,
(In millions)	2021	2020
Raw materials	$184.5	$102.9
Work in process	92.6	64.5
Finished goods	47.5	13.0
Total	$324.6	$180.4

Property, plant and equipment, net, consisted of the following:

	Useful Life	September 24,	December 25,
(In millions)	(in years)	2021	2020
Land		$4.7	$3.8
Buildings	50	52.7	37.2
Machinery and equipment	5-10	125.7	73.8
Leasehold improvements	*	53.6	46.7
Computer equipment and software	3-10	55.8	42.5
Furniture and fixtures	5	5.1	4.4
		297.6	208.4
Accumulated depreciation		(105.6)	(84.0)
Construction in progress		35.9	34.8
Total		$227.9	$159.2

* Lesser of estimated useful life or remaining lease term

Restructuring

During the first quarter of fiscal year 2020, the Company made a strategic decision to fully integrate Quantum Global Technologies, LLC’s (“QGT”) corporate office responsibilities from Quakertown, PA to UCT’s corporate office in Hayward, CA. As a result, the Company recorded a restructuring charge of $1.9 million for the nine months ended September 25, 2020, respectively, in general and administrative expense, primarily related to employee severance as well as the impaired value of the facility lease and losses on sale of equipment.

Insurance Proceeds

In September 2018, a fire in a facility owned by Cinos Korea destroyed certain assets, including equipment, the building and inventory owned by one of its customers. During the first fiscal quarter of 2021, the Company received final insurance proceeds related to the Cinos fire of $7.3 million, which was recorded for the nine months ended September 24, 2021 in the accompanying Condensed Consolidated Statements of Operations as other income (expense), net. No insurance proceeds were received in the comparable period in the prior year.

4. FAIR VALUE MEASUREMENTS

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

		Fair Value Measurement at
		Reporting Date Using
Description	September 24, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other non-current assets:
Purchase option	$1.0	$—	$—	$1.0
Other liabilities:
Forward contracts	$0.3	$—	$0.3	$—
Pension obligation	$3.3	$—	$—	$3.3

		Fair Value Measurement at
		Reporting Date Using
Description	December 25, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Prepaid expenses and other:
Forward contracts	$1.1	$—	$1.1	$—
Other liabilities:
Common stock purchase obligation	$12.6	$—	$—	$12.6
Pension obligation	$4.7	$—	$—	$4.7

A wholly-owned subsidiary of Ham-Let owns 70.0% interest in Rovac with an option to acquire the remaining 30.0% ownership interest. The fair value of the purchase option recorded in the Company’s financial statements was determined using the Black Scholes option pricing model which utilizes the stock price of Rovac, volatility, expected life and risk-free interest rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the purchase option’s expected life. These assumptions were developed during the valuation process resulting in a Level 3 classification.

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

The estimated fair value of the common stock purchase obligation is based on a combination of an income and market valuation approach. The income and market valuation approaches may incorporate Level 3 fair value measures for instances when observable inputs are not available. The more significant judgmental assumptions used to estimate the value of the common stock purchase obligation include an estimated discount rate, a range of assumptions that form the basis of the expected future net cash flows (e.g., the revenue growth rates and operating margins), and a company specific beta. The significant judgmental assumptions used that incorporate market data, including the relative weighting of market observable information and the comparability of that information in the valuation models, are forward-looking and could be affected by future economic and market conditions. In July 2021, the Company entered into an amendment with Cinos Korea and a shareholder of Cinos Korea to terminate the obligation to purchase additional interest in Cinos Korea.  As a result, the balance of the common stock purchase obligation of $16.4 million was reclassified to the noncontrolling interest in Cinos Korea.

There were no transfers from Level 1 or Level 2. Fair value adjustments were noncash, and therefore did not impact the Company’s liquidity or capital resources. Qualitative information about Level 3 fair value measurements is as follows:

	September 24,	Valuation	Unobservable
	2021	Techniques	Input	Range/Multiple
(Dollars in millions, except rate/multiple)
Purchase option	$1.0	Black‑Scholes option-pricing model	Volatility	65.0%
			Risk free interest rate	0.03%
			Stock price	$1.2
			Strike price	$0.1
Pension obligation	$3.3	Projected unit credit method	Discount rate	2.1%
			Rate on return	2.6%
			Salary increase rate	4.0%

Following is a summary of the Level 3 activity:

(In millions)	Purchase option	Common stock purchase obligation	Pension obligation
As of December 25, 2020	$—	$12.6	$4.7
Fair value changes	—	1.3	(1.4)
Reclassifications	—	(13.9)	—
Acquisition of Ham-Let	1.0	—	—
As of September 24, 2021	$1.0	$-	$3.3

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

The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The Company’s accounting treatment for these derivative instruments is based on its hedge designation. The following tables show the Company’s derivative instruments at gross fair value as of September 24, 2021and December 25, 2020.

September 24, 2021
		Fair Value of	Fair Value of
		Derivatives	Derivatives Not
	Balance Sheet	Designated as	Designated as	Total
(In millions)	Location	Hedge Instruments	Hedge Instruments	Fair Value
Derivative liabilities:
Level 2:
Forward contracts	Other liabilities	$0.3	$—	$0.3

December 25, 2020
		Fair Value of	Fair Value of
		Derivatives	Derivatives Not
	Balance Sheet	Designated as	Designated as	Total
(In millions)	Location	Hedge Instruments	Hedge Instruments	Fair Value
Derivative assets
Level 2:
Forward contracts	Prepaid expenses and other	$—	$1.1	$1.1

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) is summarized below:

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
(In millions)	2021	2020	2021	2020
Derivatives in Cash Flow Hedging Relationship
Forward contracts	$(0.3)	$—	$(0.4)	$—

The amount of gain or loss reclassified from accumulated OCI into income is $0.1 million and $0.2 million for the three and nine months ended September 24, 2021, respectively. The amount of gain or loss reclassified from accumulated OCI into income is not significant for the three and nine months ended September 25, 2020.

	Losses Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
		September 24,	September 25,	September 24,	September 25,
(In millions)	Income Statement Location	2021	2020	2021	2020
Derivatives Not Designated As Hedging Instruments
Forward contracts	Other income (expense), net	$—	$—	$(11.6)	$—

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

Details of aggregate goodwill of the Company are as follows:

(In millions)	Products	Services	Total
Balance at December 25, 2020	$97.6	$73.5	$171.1
Acquisition of Ham-Let	92.5	—	92.5
Balance at September 24, 2021	$190.1	$73.5	$263.6

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

Details of intangible assets were as follows:

		As of September 24, 2021			As of December 25, 2020
		Gross			Gross
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(Dollars in millions)	(in years)	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	6 - 10	$193.3	$(62.4)	$130.9	$119.4	$(50.6)	$68.8
Tradename	4 - 6*	36.8	(15.8)	21.0	27.0	(11.7)	15.3
Intellectual property/know-how	7 - 15	49.4	(12.1)	37.3	13.9	(9.8)	4.1
Recipes	20	73.2	(11.3)	61.9	73.2	(8.5)	64.7
Standard operating procedures	20	8.6	(1.3)	7.3	8.6	(1.0)	7.6
Backlog	1	5.2	(2.6)	2.6	—	—	—
Total		$366.5	$(105.5)	$261.0	$242.1	$(81.6)	$160.5
*

The Company concluded that the asset life of the UCT tradename of $9.0 million is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The Company amortizes its intangible assets on a straight-line or accelerated basis over the estimated economic life of the assets. Amortization expense was approximately $9.5 million and $23.9 million for the three and nine months ended September 24, 2021, respectively, and $4.9 million and $14.8 million for the three and nine months ended September 25, 2020, respectively. Amortization expense related to recipes, standard operating procedures and certain intellectual property/know-how is charged to cost of revenues and the remainder is charged to general and administrative expense. As of September 24, 2021, future estimated amortization expense is expected to be as follows:

Amortization
(In millions)	Expense
2021 (remaining in year)	$9.5
2022	33.4
2023	26.4
2024	25.5
2025	23.2
Thereafter	134.0
Total	$252.0

7. BORROWING ARRANGEMENTS

In August 2018, the Company entered into a credit agreement (the “Credit Agreement”) with Barclays Bank that provided a Term Loan, a Revolving Credit Facility, and a Letter of Credit Facility (collectively the “Credit Facility”). UCT and certain of its subsidiaries have agreed to secure all of their obligations under the Credit Facility by granting a first priority lien in substantially all of their respective personal property assets (subject to certain exceptions and limitations). In August 2018, the Company borrowed $350.0 million under the Term Loan Facility and used the proceeds, together with cash on hand, to finance the acquisition of QGT and to refinance its previous credit facilities.

On March 31, 2021, the Company entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement to, among other things, (i) refinance and reprice $272.8 million of existing term B borrowings that will remain outstanding and (ii) obtain a $355.0 million senior secured incremental term loan B facility ((i) and (ii) collectively the “Term Loan”) with Barclays Bank, which increased the amount of term loan indebtedness outstanding under the Company’s Credit Facility.

The Term Loan has a maturity date of August 27, 2025, with monthly interest payments in arrears, quarterly principal payments of 0.625% of the outstanding principal balance thereof as of March 31, 2021, with the remaining principal paid upon maturity. Under the Credit Facility, the Company may elect that the Term Loan bear interest at a rate per annum equal to either (a) “ABR” (as defined in the Credit Agreement), plus the applicable margin or (b) the “Eurodollar Rate” (as defined in the Credit Agreement), based on LIBOR, plus the applicable margin. The applicable margin for the Term Loan is equal to a rate per annum to either (i) at any time that the Company’s corporate family rating is Ba3 (with a stable outlook) or higher from Moody’s and BB- (with a stable outlook) or higher from S&P, (x) 3.50% for such Eurodollar term loans and (y) 2.50% for such ABR term loans or (ii) at all other times, (x) 3.75% for such Eurodollar term loans and (y) 2.75% for such ABR term loans. Interest on the Term Loan is payable on (1) in the case of such ABR term loans, the last day of each calendar quarter and (2) in the case of such Eurodollar term loans, the last day of each relevant interest period and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period. On March 29, 2021, the Company elected that the Term Loan outstanding as of March 31, 2021 accrue interest based on the “Eurodollar Rate” for an initial interest period of one month. As of March 31, 2021, the applicable margin with respect to the Term Loan facility was 3.75%. Pursuant to the Second Amendment to the Credit Agreement, the Credit Facility contains customary LIBOR replacement provisions in the event LIBOR is discontinued. At September 24, 2021, the Company had an outstanding amount under the Term Loan of $569.9 million, gross of unamortized debt issuance costs of $14.4 million. As of September 24, 2021, the interest rate on the outstanding Term Loan was 3.8%.

The Revolving Credit Facility has an initial available commitment of $65.0 million and a maturity date of August 27, 2023. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding.

The Revolving Credit Facility requires the Company to maintain certain financial covenants, as defined in the Credit Agreement, including a consolidated fixed charge coverage ratio as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. The Company was in compliance with all financial covenants as of the quarter ended September 24, 2021.

The Letter of Credit Facility has an initial available commitment of $50.0 million and a maturity date of August 27, 2023. The Company pays quarterly in arrears a fee equal to 2.5% (subject to certain adjustments to the Term Loan) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of September 24, 2021, the Company had $2.8 million of outstanding letters of credit with beneficiaries such as landlords of certain facility leases, insurance providers and government agencies making up the majority of the outstanding balance. The remaining available commitments are $47.2 million on the Letter of Credit Facility and $65.0 million on the Revolving Credit Facility.

In 2020, Cinos China amended its existing credit agreement and entered into two additional credit agreements with a local bank that provide revolving credit facilities for a total available commitment of $3.5 million with various maturity dates through September 23, 2022 and interest rates ranging from 2.0% to 4.2%. As of September 24, 2021, Cinos China had outstanding debt of $2.5 million with an average interest rate of 3.4% under these credit agreements.

Cinos Korea has a credit agreement that provides a revolving credit facility for a total available commitment of 0.6 billion Korean Won (approximately $0.5 million) with annual renewals beginning June 2022 with an interest rate of 2.9%.  During the nine months ended September 25, 2020, borrowings under the revolving credit facility were insignificant and no debt was outstanding as of September 24, 2021.

UCT Fluid Delivery Solutions s.r.o. has a credit agreement with a local bank in the Czech Republic that provides for a revolving credit facility in the aggregate of up to 6.0 million euros. As of September 24, 2021, no debt was outstanding under this revolving credit facility.

Ham-Let has credit facilities and loan agreements with various financial institutions. As of September 24, 2021, Ham-Let had $10.3 million of outstanding debt with interest rates ranging from 1.8% to 4.6%.

As of September 24, 2021, the Company’s total bank debt was $568.3 million, net of unamortized debt issuance costs of $14.4 million. As of September 24, 2021, the Company had $65.0 million, $9.7 million and $1.0 million available to borrow on its revolving credit facilities in the U.S., Czech Republic and China, respectively.

The fair value of the Company’s long-term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The Company’s carrying value approximates fair value for the Company’s long-term debt.

8. INCOME TAX

The Company's effective tax rate was 19.8% and 16.0% for the three months ended September 24, 2021 and September 25, 2020, respectively, and 21.8% and 20.6% for the nine months ended September 24, 2021 and September 25, 2020. The Company’s income tax provision was $8.4 million and $4.8 million for the three months ended September 24, 2021 and September 25, 2020, respectively, and $21.6 and $15.0 for the nine months ended September 24, 2021 and September 25, 2020. The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full federal and state valuation allowances.

Company management continuously evaluates the need for a valuation allowance and, as of September 24, 2021, concluded that a full valuation allowance on its U.S. federal and state deferred tax assets was still appropriate.

The Company provides for U.S. income taxes on the earnings of its foreign subsidiaries to the extent required by the Tax Cuts and Jobs Act (TCJA). In a prior period, the Company has also recognized a deferred tax liability for taxes that would be withheld on a distribution of a portion of the undistributed earnings of one of its China subsidiaries. However, the Company has not provided for withholding taxes on the remaining portion of the undistributed earnings of its China subsidiary nor for the undistributed earnings of its other foreign subsidiaries that it intends to reinvest indefinitely outside the U.S. The Company has also historically remitted earnings from its Singapore subsidiary to the U.S. and may do so again in the future. However, the Company has not provided for withholding taxes on undistributed Singapore earnings as Singapore does not currently impose a withholding tax on dividends. If the Company changes its intent to reinvest its undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings is needed than the previous anticipated remaining unremitted foreign earnings, the Company could be required to accrue or pay foreign taxes on some or all of these undistributed earnings. As of September 24, 2021, the Company had undistributed earnings of foreign subsidiaries that are considered indefinitely invested outside of the U.S. of approximately $361.4 million. It is not practicable to determine the tax liability that might be incurred if these earnings were to be distributed.

As of September 24, 2021 and September 25, 2020, the Company’s gross liability for unrecognized tax benefits, excluding interest, was $1.4 million and $1.0 million, respectively. Increases or decreases to interest and penalties on uncertain tax positions are included in the income tax provision in the Condensed Consolidated Statements of Operations. Although it is possible that some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law in response to the U.S. COVID-19 pandemic, which, among other things, suspends the 80.0% limitation on the deduction for NOLs in taxable years beginning before January 1, 2021, permits a 5-year carryback of NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, and generally caps the limitation on the deduction for net interest expense at 50.0% of adjusted taxable income for taxable years beginning in 2019 and 2020. In addition, the CARES Act raises the corporate charitable deduction limit to 25.0% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100.0% bonus depreciation. The Company has evaluated the impact of the CARES Act and determined that there was no significant impact to the income tax provision for the three and nine months ended September 24, 2021.

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

As of September 24, 2021, the benefit obligation of the plan was $9.7 million and the fair value of the benefit plan assets, which are invested in several fixed deposit accounts with a bank, was $8.3 million.  As of September 24, 2021, the unfunded balance of the plan of $1.4 million has been accrued for by the Company and is included in other long-term liabilities.  Amounts recognized in accumulated other comprehensive income as of September 24, 2021 are $0.5 million.  The contribution to the plan by the Company and its subsidiaries during the period ended September 24, 2021 was $2.7 million. The benefits expected to be paid from the pension plan in each year from 2021-2025 are nil, $0.1 million, $2.2 million, $0.9 million and $0.9 million, respectively.  The aggregate benefits expected to be paid in the five years from 2026-2031 are $5.5 million.

Employee Savings and Retirement Plan

The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all U.S. employees who meet certain eligibility requirements. Participants can elect to contribute to the 401(k) Plan, on a pre-tax basis, up to 25% of their salary to a maximum of the IRS limit. The Company matches 50.0% of participant salary up to 6.0% of employee contributions based upon eligibility. The Company made approximately $0.6 million and $1.8 million discretionary employer contributions to the 401(k) Plan in the three and nine months ended September 24, 2021 and $0.6 million and $1.9 million for the three and nine months ended September 25, 2020, respectively.

10. COMMITMENTS AND CONTINGENCIES

Commitment

The Company had commitments to various third parties to purchase inventories totaling approximately $472.4 million as of September 24, 2021.

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

On July 24, 2021, the Company entered into an amendment with Cinos Korea and a shareholder of Cinos Korea to eliminate the obligation to purchase certain shares of the common stock owned by the shareholder. As a result, the carrying amount of noncontrolling interest in Cinos Korea was increased by 35.0%. The fair value of the common stock purchase obligation of $16.4 million was reclassified to noncontrolling interest in the third quarter of fiscal 2021.

12. EMPLOYEE STOCK PLANS

The Company grants stock awards in the form of RSUs and PSUs to its employees as part of the Company’s long-term equity compensation plan. These stock awards are granted to employees with a unit purchase price of zero dollars and typically vest over three years, subject to the employee’s continued service with the Company and, in the case of PSUs, subject to achieving certain performance goals. The Company also grants common stock to its board members in the form of RSAs, which vest on the earlier of 1) the next Annual Shareholder Meeting, or 2) 365 days from date of grant.

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

The following table shows the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
(In millions)	2021	2020	2021	2020
Cost of revenues (1)	$0.5	$0.4	$1.4	$1.4
Research and development	0.1	—	0.2	0.1
Sales and marketing	0.3	0.3	1.0	0.9
General and administrative	3.4	2.6	8.9	7.1
	4.3	3.3	11.5	9.5
Income tax benefit	(0.9)	(0.5)	(2.5)	(1.9)
Stock-based compensation expense, net of tax	$3.4	$2.8	$9.0	$7.6

(1)	Stock-based compensation expense capitalized in inventory for the three and nine months ended September 24, 2021 and September 25, 2020 was not significant.

For purposes of determining compensation expense related to RSUs and PSUs, the fair value is determined based on the closing market price of the Company’s common stock on the date of award.

For the nine months ended September 25, 2020, 0.4 million RSUs were granted with a weighted average fair value of $49.12 per share. For the nine months ended September 25, 2020, 0.1 million vested shares were withheld to satisfy withholding tax obligations, resulting in the net issuance of 0.6 million shares.

As of September 24, 2021, approximately $23.8 million of stock-based compensation cost, net of estimated forfeitures, related to RSUs and PSUs remains to be amortized over a weighted average period of 1.6 years. As of September 24, 2021, a total of 1.3 million RSUs and PSUs remain outstanding with an aggregate intrinsic value of $59.9 million and a weighted average remaining contractual term of 1.2 year.

As of September 24, 2021, a total of 18,893 shares of RSAs were outstanding. The total unamortized expense of the Company’s unvested restricted stock awards as of September 24, 2021 was $0.6 million.

The following table summarizes the Company’s combined RSU, PSU and RSA activity for the nine months ended September 24, 2021:

(In millions)	Shares	Aggregate Fair Value
Unvested RSUs, PSUs and RSAs at December 25, 2020	1.7	$54.1
Granted	0.5
Vested	(0.8)
Forfeited	(0.1)
Unvested RSUs, PSUs and RSAs as of September 24, 2021	1.3	$60.8
Vested and expected to vest RSUs, PSUs and RSAs as of September 24, 2021	1.2	$54.0

Employee Stock Purchase Plan

 The ESPP permits employees to purchase common stock at a discount through payroll withholdings at certain specified dates (purchase period) within a defined offering period. The purchase price is 85% of the fair market value of the common stock at the end of the purchase period and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the nine month period ended September 24, 2021, 7,464 shares were issued under the ESPP. The Company recorded $0.1 million of expense related to ESPP for the three and nine months ended September 24, 2021.

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

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring Products or providing services. Sales, value-add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Certain of our customers may receive cash-based incentives, such as rebates or credits, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. As of September 24, 2021 and December 25, 2020, an accrual for unpaid customer rebates of $3.8 million for both periods was included in accounts receivable on the Company’s Condensed Consolidated Balance Sheet. The Company's disaggregated revenues are by segments within the Company’s Condensed Consolidated Statement of Operations.

The Company’s principal markets include America, Asia Pacific and EMEA. Revenues by geographic area are categorized based on the customer’s location to which the products were shipped or where the services were performed. The following table sets forth revenue by geographic area (in millions):

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2021	2020	2021	2020
United States	$182.3	$155.6	$542.2	$453.3
Singapore	201.8	132.2	537.6	364.0
South Korea	43.5	21.1	106.8	62.7
China	26.4	12.6	67.8	33.7
Taiwan	23.7	18.3	67.0	48.5
Austria	28.6	14.7	67.9	42.2
Israel	5.8	4.2	15.2	12.2
Other	41.6	4.6	82.0	12.4
	$553.7	$363.3	$1,486.5	$1,029.0

14. LEASES

The Company leases offices, facilities and equipment in locations throughout the Americas, Asia Pacific and EMEA.

The Company’s leases do not provide an implicit rate, thus the Company uses an estimated incremental borrowing rate in determining the present value of lease payments.

The components of lease expense were summarized as follows:

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
(Dollars in millions)	2021	2020	2021	2020
Operating lease cost	$4.9	$3.3	$13.4	$9.9
Short-term lease cost	0.5	0.3	1.4	1.0
Total lease cost	$5.4	$3.6	$14.8	$10.9

Operating cash flows from operating leases	$5.3	$3.9	$14.5	$12.7
Weighted-average remaining lease term – operating leases			1.8	2.0
Weighted-average discount rate – operating leases			5.1%	5.5%

Future minimum payments under operating leases as of September 24, 2021 were summarized as follows:

(In millions)	Operating Leases
2021 remaining	$5.3
2022	20.4
2023	17.3
2024	13.7
2025	10.9
Thereafter	34.6
Total minimum lease payments	102.2
Less: imputed interest	14.5
Lease liability	$87.7

The Company assumed $23.8 million of facility leases as part of the acquisition of Ham-Let. The Company also entered into a new lease agreement in Malaysia commencing in the third quarter of 2021.

15. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
(In millions, except share amounts)	2021	2020	2021	2020
Numerator:
Net income attributable to UCT	$31.9	$24.4	$74.0	$55.1
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	44.8	40.4	42.8	40.1
Shares used in computation — diluted:
Weighted average common shares outstanding	44.8	40.4	42.8	40.1
Dilutive effect of common shares outstanding subject to repurchase	0.6	0.7	0.9	0.8
Shares used in computing diluted net income per share	45.4	41.1	43.7	40.9
Net income per share attributable to UCT — basic	$0.71	$0.60	$1.73	$1.37
Net income per share attributable to UCT — diluted	$0.70	$0.59	$1.69	$1.35

16. REPORTABLE SEGMENTS

The Company operates and reports financial results for two operating segments: Products and Services. These segments are organized primarily by the nature of the products and service they provide. The Company’s Chief Executive Officer (chief operating decision maker) views and evaluates operations based on the results of each of the reportable segments. The following table describes each segment:

Segment	Product or Services	Primary Markets Served	Geographic Areas
Products	Assembly Weldments Machining Fabrication Components	Semiconductor	Americas Asia Pacific EMEA
Services	Cleaning Analytics	Semiconductor	Americas Asia Pacific EMEA

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

Segment Data

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2021	2020	2021	2020
Revenues:
Products	$482.0	$294.4	$1,270.1	$831.7
Services	71.7	68.9	216.4	197.3
Total segment revenues	$553.7	$363.3	$1,486.5	$1,029.0

Gross profit:
Products	$88.6	$50.8	$225.2	$144.1
Services	25.5	23.8	75.7	70.1
Total segment gross profit	$114.1	$74.6	$300.9	$214.2

Operating profit:
Products	$43.8	$27.4	$102.0	$72.0
Services	6.8	7.5	20.9	16.3
Consolidated income from operations	$50.6	$34.9	$122.9	$88.3

			September 24,	December 25,
			2021	2020
Assets
Products			$1,662.1	$868.4
Services			261.9	234.1
Total segment assets			$1,924.0	$1,102.5

As of September 24, 2021, approximately $119.7 million and $47.1 million of the Company’s net long-lived assets were located in Asia Pacific and EMEA, respectively, and the remaining balances were located in the United States. At December 25, 2020, approximately $90.4 million and $9.4 million of the Company’s net long-lived assets were located in Asia and Europe, respectively, and the remaining balances were located in the United States.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest December 31. Fiscal year 2021 is the 53-week period ending December 31, 2021, and fiscal year 2020 was the 52-week period ended December 25, 2020. The fiscal quarters ended September 24, 2021 and September 25, 2020 were both 13-week periods.

Discussion of Results of Operations for the Three and Nine months ended September 24, 2021 Compared to the Three and Nine months ended September 25, 2020

The results of operations for the Company for the nine months ended September 24, 2021 include operating activities for Ham-Let since its acquisition date of March 31, 2021.

Revenues

	Three Months Ended			Nine Months Ended
Revenues by Segment	September 24,	September 25,	Percent	September 24,	September 25,	Percent
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Products	$482.0	$294.4	63.7%	$1,270.1	$831.7	52.7%
Services	71.7	68.9	4.1%	216.4	197.3	9.7%
Total Revenues	$553.7	$363.3	52.4%	$1,486.5	$1,029.0	44.5%
Products as a percentage of total revenues	87.1%	81.0%		85.4%	80.8%
Services as a percentage of total revenues	12.9%	19.0%		14.6%	19.2%

Total Products revenues increased in the three and nine months ended September 24, 2021, compared to the same periods in the prior year, primarily due to an increase in customer demand in the semiconductor industry, in particular, the wafer fabrication equipment industry and in part due to the inclusion of Ham-Let. Ham-Let contributed $64.4 million and $122.6 million of revenues for the three and nine month periods ended September 24, 2021. Total Services revenues increased in the three and nine months ended September 24, 2021, compared to the same period in the prior year, primarily due to increases in demand across our customer base.

	Three Months Ended			Nine Months Ended
Revenues by Geography	September 24,	September 25,	Percent	September 24,	September 25,	Percent
(Dollars in millions)	2021	2020	Change	2021	2020	Change
United States	$167.9	$152.5	10.1%	$475.6	$436.0	9.1%
International	385.8	210.8	83.0%	1,010.9	593.0	70.5%
Total Revenues	$553.7	$363.3	52.4%	$1,486.5	$1,029.0	44.5%
United States as a percentage of total revenues	30.3%	42.0%		32.0%	42.4%
International as a percentage of total revenues	69.7%	58.0%		68.0%	57.6%

On a geographic basis, revenues represent products shipped from or services performed at our U.S. and international locations. For the three and nine months ended September 24, 2021, both U.S. and international revenues increased due to an overall global increase in semiconductor capital equipment and general industry demand.

Cost of Revenues

	Three Months Ended			Nine Months Ended
Cost of Revenues by Segment	September 24,	September 25,	Percent	September 24,	September 25,	Percent
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Products	$393.4	$243.6	61.5%	$1,044.9	$687.6	52.0%
Services	46.2	45.1	2.4%	140.7	127.2	10.6%
Total Cost of Revenues	$439.6	$288.7	52.3%	$1,185.6	$814.8	45.5%
Products as a percentage of total Products revenues	81.6%	82.7%		82.3%	82.7%
Services as a percentage of total Services revenues	64.4%	65.5%		65.0%	64.5%

Total cost of revenues increased $150.9 million and $370.8 for the three and nine months ended September 24, 2021 due to higher demand for both Products and Services and in part by the inclusion of Ham-Let operations.

Cost of Products revenues consists of purchased materials, direct labor and manufacturing overhead. Cost of Products revenues increased $149.8 million for the three months ended September 24, 2021 compared to the same period in the prior year, due to the inclusion of Ham-Let, higher volume of sales driving increased material costs of $115.0 million (including $2.4 million of materials costs resulting from the step-up in value of Ham-Let’s inventories at the acquisition/valuation date that were sold through during the quarter ended September 24, 2021 and $0.7 million of inventory written off related to end of life products). Also contributing to the increase in Cost of Product revenues, were higher direct labor spending of $21.6 million and higher overhead costs of $13.2 million (including $0.7 million of intangible amortization resulting from the acquisition of Ham-Let). Cost of Products increased $357.3 million for the nine months ended September 24, 2021 compared to the same period in the prior year, due to higher volume of sales driving increased material costs of $284.4 million (including $9.6 million of materials costs resulting from the step-up in value of Ham-Let’s inventories at the acquisition/valuation date that were sold through during September 24, 2021 and $0.7 million of inventory written off related to end of life products). Also contributing to the increase in Cost of Product revenues were, higher direct labor spending of $44.5 million and higher overhead costs of $28.4 million (including $1.4 million of intangible amortization resulting from the acquisition of Ham-Let).

Cost of Services revenues consists of direct labor, manufacturing overhead and materials (such as chemicals, gases and consumables). Cost of Services revenues increased $1.1 million for the three months ended September 24, 2021 compared to the same period in the prior year driven by higher volumes of service orders, resulting in an increase in labor costs of $0.5 million (the largest component of Cost of Services) and higher material costs of $0.8 million offset by $0.2 million decrease in overhead costs. Cost of Services increased $13.5 million for the nine months ended September 24, 2021 compared to the same period in the prior year due to an increase in labor costs of $4.9 million, higher material costs of $3.4 million and higher overhead costs of $5.2 million driven by higher service orders.

Gross Margin

	Three Months Ended			Nine Months Ended
Gross Profit by Segment	September 24,	September 25,	Percent	September 24,	September 25,	Percent
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Products	$88.6	$50.8	74.4%	$225.2	$144.1	56.3%
Services	25.5	23.8	7.1%	75.7	70.1	8.0%
Gross profit	$114.1	$74.6	52.9%	$300.9	$214.2	40.5%
Gross Margin by Segment
Products	18.4%	17.3%		17.7%	17.3%
Services	35.6%	34.5%		35.0%	35.5%
Total Company	20.6%	20.5%		20.2%	20.8%

Products gross margin increased in the three and nine months ended September 24, 2021, compared to the same period in the prior year, due to higher volume and favorable mix of higher margin products. Services gross margin increased in the three months ended September 24, 2021 compared to the same period in the prior year, due to more fully leveraging our infrastructure costs via volume.

Research and Development

	Three Months Ended			Nine Months Ended
	September 24,	September 25,	Percent	September 24,	September 25,	Percent
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Research and development	$6.5	$3.5	85.7%	$16.8	$10.7	57.0%
Research and development as a percentage of total revenues	1.2%	1.0%		1.1%	1.0%

Research and development expenses increased $3.0 million and $6.1 million in the three and nine months ended September 24, 2021 compared to the same periods in the prior year, primarily due to the inclusion of Ham-Let’s research and development activities and to an increase in personnel-related expenses associated with an increase in headcount.

Sales and Marketing

	Three Months Ended			Nine Months Ended
	September 24,	September 25,	Percent	September 24,	September 25,	Percent
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Sales and marketing	$13.8	$6.0	130.0%	$34.1	$17.7	92.7%
Sales and marketing as a percentage of total revenues	2.5%	1.7%		2.3%	1.7%

Sales and marketing expenses increased $7.8 million in the three months ended September 24, 2021 compared to the same period in the prior year primarily due to the inclusion of Ham-Let’s sales and marketing activities, $2.1 million increase in personnel-related expenses driven by higher headcount, bonuses and severance. Sales and marketing expenses increased $16.4 million in the nine months ended September 24, 2021 with the comparable period in the prior year due to the inclusion of Ham-Let’s sales and marketing activities and an increase of $4.8 million in personnel-related expenses driven by higher headcount, bonuses and severance.

General and Administrative

	Three Months Ended			Nine Months Ended
	September 24,	September 25,	Percent	September 24,	September 25,	Percent
(Dollars in millions)	2021	2020	Change	2021	2020	Change
General and administrative	$43.2	$30.2	43.0%	$127.1	$97.5	30.4%
General and administrative as a percentage of total revenues	7.8%	8.3%		8.6%	9.5%

General and administrative expenses increased $13.0 million in the three months ended September 24, 2021, compared to the same period in the prior year, due to the inclusion of Ham-Let’s general and administrative activities, $2.2 million increase in personnel-related expenses driven by higher headcount and bonuses and $0.9 million increase in outside accounting-related services. General and administrative expenses increased $29.6 million in the nine months ended September 24, 2021, compared to the same period in the prior year, due to the inclusion of Ham-Let’s general and administrative activities, $9.2 million of expenses related to the acquisition of Ham-Let, $5.4 million increase in personnel-related expenses driven by higher headcount and bonuses and $1.7 million increase in outside professional services.

Interest and Other Income (Expense), net

	Three Months Ended			Nine Months Ended
	September 24,	September 25,	Percent	September 24,	September 25,	Percent
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Interest income	$0.1	$0.2	-50.0%	$0.3	$0.7	-57.1%
Interest expense	$(6.9)	$(4.1)	68.3%	$(17.6)	$(13.1)	34.4%
Other income (expense), net	$(1.4)	$(1.1)	27.3%	$(6.4)	$(3.2)	100.0%

Interest expense increased in the three and nine months ended September 24, 2021, compared to the same periods in the prior year, due to a higher average debt balance offset partially by lower interest rates resulting from lower LIBOR rates.

Other income (expense), net increased $0.3 million in the three months ended September 25, 2021, compared to the same period in the prior year, mainly due to foreign exchange losses of $0.7 million offset by a change in the fair value of the Cinos Korea common stock purchase obligation of $0.3 million.

Other income (expense), net increased $3.2 million in the nine months ended September 24, 2021, compared to the same period in the prior year, due to an increase of $11.6 million in the fair value of forward hedge contracts related to the non-U.S. dollar-denominated acquisition price of Ham-Let, a $1.1 million increase in foreign exchange losses and a decrease of $0.6 million in government grants income. These increases were partially offset by insurance proceeds of $7.3 million received for the reimbursement of our losses in the Cinos Korea fire and by the absence of $3.0 million loss from the change in fair value of the contingent earn-out in fiscal 2021.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	September 24,	September 25,	Percent	September 24,	September 25,	Percent
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Provision for income taxes	$8.4	$4.8	75.0%	$21.6	$15.0	44.0%
Effective tax rate	19.8%	16.0%		21.8%	20.6%

The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full federal and state valuation allowances.

Company management continuously evaluates the need for a valuation allowance on its deferred tax assets and, as of September 24, 2021, concluded that a full valuation allowance on its federal and state deferred tax assets remained appropriate.

Liquidity and Capital Resources

Cash and cash Equivalents

The following table summarizes our cash and cash equivalents:

	September 24,	December 25,
(In millions)	2021	2020	Increase
Total cash and cash equivalents	$457.0	$200.3	$256.7

	Nine Months Ended
	September 24,	September 25,
(In millions)	2021	2020
Net cash flow provided by (used in):
Operating activities	$170.0	$52.9
Investing activities	(390.3)	(19.9)
Financing activities	477.9	(18.6)
Effects of exchange rate changes on cash and cash equivalents	(0.9)	(0.8)
Net increase in cash and cash equivalents	$256.7	$13.6

Our primary cash inflows and outflows were as follows:

•

For the nine months ended September 24, 2021, we generated net cash from operating activities of $170.0 million compared to $52.9 million in the nine months ended September 25, 2020. The $117.1 million increase in net cash from operating activities was driven by a $75.2 million increase in the net change from operating assets and liabilities, a $22.0 million increase from non-cash items and a $19.9 million increase in net income.

•	The major contributors to the net change in operating assets and liabilities, net of effects of acquisition, in the nine months ended September 24, 2021 were as follows:
o	Accounts receivable increased $35.4 million primarily due to the increase in revenues in fiscal 2021 and the timing of collections.
o	Inventories increased $70.5 million due primarily to the forward looking customer demand.
o

Accounts payable increased $119.5 million, accrued compensation and related benefits increased $7.0 million, income taxes payable increased $1.0 million and other liabilities increased $3.6 million, primarily due to the timing of payments.

•

In the nine months ended September 24, 2021, net cash used by investing activities was $390.3 million compared to $19.9 million in the nine months ended September 25, 2020. The change is primarily due to the $355.2 million cash paid related to the acquisition of Ham-let and by $16.2 million higher purchases of property, plant and equipment.

•

In the nine months ended September 24, 2021, net cash provided by financing activities was $477.9 million compared to net cash used in financing activities of $18.6 million in the nine months ended September 25, 2020. The change is mainly due to $355.0 million of debt added to the existing term loan facility and $193.1 million of net proceeds from the equity offering, offset by principal payments on bank borrowings and of debt issuance costs of $93.9 million and $8.9 million, respectively.

We have required capital to fund our working capital needs, satisfy our debt obligations, maintain our equipment, purchase new capital equipment and make strategic acquisitions from time to time. As of September 24, 2021, we had cash of $457.0 million compared to $200.3 million as of December 25, 2020. Our cash and cash equivalents, cash generated from operations, and amounts available under our revolving line of credit described below were our principal sources of liquidity as of September 24, 2021.

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

In prior years, we determined that a portion of the current year and future year earnings of one of our China subsidiaries may be remitted in the future to one of our foreign subsidiaries outside of China and, accordingly, we provided for the related withholding taxes in our Condensed Consolidated Financial Statements. As of September 24, 2021, we had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $361.4 million. As of September 24, 2021, we have cash of approximately $310.0 million in our foreign subsidiaries.

Borrowing Arrangements

The following table summarizes our borrowings:

	September 24, 2021
(Dollars in millions)	Amount	Weighted- Average Interest Rate
U.S. Term Loan	$569.9	3.83%
Ham-Let Credit Facilities	10.3	1.78% - 4.59%
Cinos China Credit Facilities	2.5	1.98% - 4.15%
Debt issuance costs	(14.4)
	$568.3

In August 2018, we entered into a credit agreement (the “Credit Agreement”) with Barclays Bank that provided a Term Loan, a Revolving Credit Facility, and a Letter of Credit Facility (collectively the “Credit Facility”). We and some of our subsidiaries have agreed to secure all of their obligations under the Credit Facility by granting a first priority lien in substantially all of our respective personal property assets (subject to certain exceptions and limitations). In August 2018, we borrowed $350.0 million under the Term Loan and used the proceeds, together with cash on hand, to finance the acquisition of QGT and to refinance our previous credit facilities.

On March 31, 2021, we entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement to, among other things, (i) refinance and reprice $272.8 million of existing term B borrowings that will remain outstanding and (ii) obtain a $355.0 million senior secured incremental term loan B facility ((i) and (ii) collectively the “Term Loan”) with Barclays Bank, which increased the amount of term loan indebtedness outstanding under the Credit Facility.

The Term Loan has a maturity date of August 27, 2025, with monthly interest payments in arrears, quarterly principal payments of 0.625% of the outstanding principal balance thereof as of March 31, 2021, with the remaining principal paid upon maturity. Under the Credit Facility, we may elect that the Term Loan bear interest at a rate per annum equal to either (a) “ABR” (as defined in the Credit Agreement), plus the applicable margin or (b) the “Eurodollar Rate” (as defined in the Credit Agreement), based on LIBOR, plus the applicable margin. The applicable margin for the Term Loan is equal to a rate per annum equal to either (i) at any time that our corporate family rating is Ba3 (with a stable outlook) or higher from Moody’s and BB- (with a stable outlook) or higher from S&P, (x) 3.50% for such Eurodollar term loans and (y) 2.50% for such ABR term loans or (ii) at all other times, (x) 3.75% for such Eurodollar term loans and (y) 2.75% for such ABR term loans. Interest on the Term Loan is payable on (1) in the case of such ABR term loans the last day of each calendar quarter and (2) in the case of such Eurodollar term loans, the last day of each relevant interest period and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period. On March 29, 2021, we elected that the Term Loan outstanding as of March 31, 2021 accrue interest based on the “Eurodollar Rate” for an initial interest period of one month. As of March 31, 2021, the applicable margin with respect to the Term Loan was 3.75%. Pursuant to the Second Amendment to the Credit Agreement, the Credit Facility contains customary LIBOR replacement provisions in the event LIBOR is discontinued. At September 24, 2021, we had an outstanding amount under the Term Loan of $569.9 million, gross of unamortized debt issuance costs of $14.4 million. As of September 24, 2021, the interest rate on the outstanding Term Loan was 3.8%. On December 31, 2021, LIBOR will officially be phased out.  We will work with the bank to determine alternative risk-free rates.

The Revolving Credit Facility has an initial available commitment of $65.0 million and a maturity date of August 27, 2023. We pay a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding.

The Revolving Credit Facility requires that we maintain certain financial covenants, as defined in the Credit Agreement, including a consolidated fixed charge coverage ratio as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. We were in compliance with all covenants for the quarter ended September 24, 2021.

The Letter of Credit Facility has an initial available commitment of $50.0 million and a maturity date of August 27, 2023. We pay quarterly in arrears a fee equal to 2.5% (subject to certain adjustments to the Term Loan) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of September 24, 2021, we had $2.8 million of outstanding letters of credit with beneficiaries such as landlords of certain facility leases and government agencies making up the majority of the outstanding balance. The remaining available commitments are $47.2 million on the Letter of Credit Facility and $65.0 million on the Revolving Credit Facility.

In 2020, Cinos China amended its existing credit agreement and entered into two additional credit agreements with a local bank that provide revolving credit facilities for a total available commitment of $3.5 million with various maturity dates through September 23, 2022 and interest rates ranging from 2.0% to 4.2%. As of September 24, 2021, Cinos China had outstanding debt of $2.5 million with an average interest rate of 3.4% under these credit agreements.

Cinos Korea has a credit agreement that provides a revolving credit facility for a total available commitment of 0.6 billion Korean Won (approximately $0.5 million) with annual renewals beginning June 2022 with an interest rate of 2.9%.  During the nine months ended September 24, 2021, borrowings under the revolving credit facility were insignificant and no debt was outstanding as of September 24, 2021.

UCT Fluid Delivery Solutions s.r.o. has a credit agreement with a local bank in the Czech Republic that provides for a revolving credit facility in the aggregate of up to 6.0 million euros. As of September 24, 2021, no debt was outstanding under this revolving credit facility.

Ham-Let has credit facilities and loan agreements with various financial institutions. As of September 24, 2021, Ham-Let had $10.3 million of outstanding debt with interest rates ranging from 1.8% to 4.6%.

As of September 24, 2021, our total bank debt was $568.3 million, net of unamortized debt issuance costs of $14.4 million. As of September 24, 2021, we had unused revolving credit facilities of $65.0 million, $9.7 million and $1.0 million in the United States, Czech Republic and China, respectively.

The fair value of our long-term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The carrying value of our long-term debt approximates fair value.

Capital Expenditures

Capital expenditures were $44.4 million during the nine months ended September 25, 2020 and were primarily attributable to the capital invested in our manufacturing facilities in the United States, China and South Korea as well as costs associated with the ongoing design and implementation of our new enterprise resource planning system. The Company’s anticipated capital expenditures for the remainder of 2021 are expected to be financed primarily from our cash flow generated from operations.

Off-Balance Sheet Arrangements

During the periods presented, we do not have unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification against certain liabilities to our customers, which may include claims of losses by their own customers resulting out of property damages, bodily injuries or deaths, or infringement of intellectual property rights by our products. Our potential liability arising out of intellectual property infringement claims by any third party is generally uncapped. As of September 24, 2021, we have not incurred any significant costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

Contractual Obligations

Other than operating leases for certain equipment and real estate and purchase order commitments primarily for inventory, we have no off-balance sheet transactions or similar instruments and, other than the arrangements described under “Borrowing Arrangements” above and our common stock purchase obligations resulting from the acquisition of QGT, are not a guarantor of any other entities’ debt or other financial obligations. The following table summarizes our future minimum lease payments, principal payments under debt obligations and our purchase obligations for the purchase of inventory as of September 24, 2021:

(In millions)	Total	Fiscal Year 2021	Fiscal Years 2022 - 2023	Fiscal Years 2024 - 2025	Beyond
Operating leases (1)	$102.2	$5.3	$37.7	$24.6	$34.6
Borrowing arrangements (2)	582.7	17.3	30.7	534.7	—
Purchase order commitments (3)	472.4	472.4	—	—	—
Total	$1,157.3	$495.0	$68.4	$559.3	$34.6

(1)

The Company leases facilities in the United States as well as internationally under non-cancellable leases that expire on various dates through 2031. The total balance of $102.2 million reflects estimated cash payments for all of the Company’s operating leases, however, the total operating lease liabilities as disclosed in the condensed consolidated balance sheets are presented on a discounted present value basis and excludes lease agreements with commencement date after September 24, 2021, in accordance with the provisions of ASC 842, “Leases”.

(2)	The total borrowing arrangements reflects obligations gross of $14.4 million of unamortized debt issuance costs.
(3)	Represents our outstanding purchase orders primarily for inventory.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting during the third fiscal quarter ended September 24, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) Exhibits

The following exhibits are filed with this quarterly Report on Form 10-Q for the quarter ended September 24, 2021:

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
Date: November 3, 2021

	By:	/S/ JAMES P. SCHOLHAMER
	Name:	James P. Scholhamer
	Title:	Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

Date: November 3, 2021

	By:	/S/ SHERI SAVAGE
	Name:	Sheri Savage
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)