Form 10-Q
period 2022-04-01
Ultra Clean Holdings, Inc.
filed 2022-05-10
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2022

or

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

Number of shares outstanding of the issuer’s common stock as of May 3, 2022: 45.1 million

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 1,	December 31,
(In millions, except par value)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$367.0	$466.5
Accounts receivable, net of allowance for doubtful accounts of $0.7 and $0.3 at April 1, 2022 and December 31, 2021, respectively	279.3	250.1
Inventories	440.3	379.2
Prepaid expenses and other current assets	36.1	41.3
Total current assets	1,122.7	1,137.1
Property, plant and equipment, net	250.1	242.3
Goodwill	268.5	270.0
Intangibles assets, net	237.6	245.7
Deferred tax assets, net	36.6	37.6
Operating lease right-of-use assets	86.8	83.4
Other non-current assets	9.3	9.3
Total assets	$2,011.6	$2,025.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$19.5	$22.1
Accounts payable	288.1	332.9
Accrued compensation and related benefits	40.8	46.8
Operating lease liabilities	17.3	17.3
Other current liabilities	51.9	50.0
Total current liabilities	417.6	469.1
Bank borrowings, net of current portion	530.9	529.9
Deferred tax liabilities	54.8	54.9
Operating lease liabilities	68.8	65.9
Other liabilities	13.2	12.9
Total liabilities	1,085.3	1,132.7
Commitments and contingencies (See Note 9)
Equity:
UCT stockholders’ equity:
Preferred stock — $0.001 par value, 10.0 shares authorized; none outstanding	—	—
Common stock — $0.001 par value, 90.0 shares authorized; 45.0 shares and 44.9 shares issued and outstanding at April 1, 2022 and December 31, 2021, respectively	0.1	0.1
Additional paid-in capital	520.5	514.9
Common shares held in treasury, at cost, 0.6 shares at April 1, 2022 and December 31, 2021	(3.3)	(3.3)
Retained earnings	365.3	337.4
Accumulated other comprehensive gain (loss)	(3.0)	(0.2)
Total UCT stockholders' equity	879.6	848.9
Noncontrolling interests	46.7	43.8
Total equity	926.3	892.7
Total liabilities and stockholders' equity	$2,011.6	$2,025.4

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 1,	March 26,
(In millions, except per share amounts)	2022	2021
Revenues:
Products	$486.8	$345.6
Services	77.3	72.0
Total revenues	564.1	417.6
Cost of revenues:
Products	399.5	283.6
Services	50.9	47.1
Total cost of revenues	450.4	330.7
Gross profit	113.7	86.9
Operating expenses:
Research and development	6.8	4.2
Sales and marketing	13.8	7.6
General and administrative	47.4	34.7
Total operating expenses	68.0	46.5
Income from operations	45.7	40.4
Interest income	-	0.1
Interest expense	(6.4)	(3.6)
Other income (expense), net	-	(4.3)
Income before provision for income taxes	39.3	32.6
Provision for income taxes	8.5	7.0
Net income	30.8	25.6
Less: Net income attributable to noncontrolling interests	2.9	0.6
Net income attributable to UCT	$27.9	$25.0

Net income per share attributable to UCT common stockholders:
Basic	$0.62	$0.62
Diluted	$0.61	$0.60
Shares used in computing net income per share:
Basic	44.9	40.6
Diluted	45.6	41.6

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	April 1,	March 26,
(In millions)	2022	2021
Net income	$30.8	$25.6
Other comprehensive gain (loss):
Change in cumulative translation adjustment	(3.1)	(2.8)
Change in fair value of derivatives	0.3	(0.7)
Total other comprehensive gain (loss)	(2.8)	(3.5)
Other comprehensive income, attributable to noncontrolling interests	2.9	0.6
Comprehensive income attributable to UCT	$25.1	$21.5

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 1,	March 26,
(In millions)	2022	2021
Cash flows from operating activities:
Net income	$30.8	$25.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9.8	6.5
Amortization of intangible assets	8.1	4.9
Stock-based compensation	5.6	3.5
Amortization of debt issuance costs	1.0	0.4
Gain from insurance proceeds	—	(7.3)
Deferred income taxes	1.4	1.2
Change in the fair value of financial instruments and earn-out liability	0.3	11.6
Others	0.1	0.1
Changes in assets and liabilities:
Accounts receivable	(29.1)	(22.5)
Inventories	(61.1)	(8.8)
Prepaid expenses and other current assets	4.6	3.0
Other non-current assets	—	(1.0)
Accounts payable	(35.9)	43.3
Accrued compensation and related benefits	(6.0)	(3.6)
Income taxes payable	—	2.8
Operating lease assets and liabilities	(0.5)	(0.3)
Other liabilities	3.5	6.2
Net cash provided by (used in) operating activities	(67.4)	65.6
Cash flows from investing activities:
Purchases of property, plant and equipment	(28.4)	(6.5)
Proceeds from sale of equipment, including insurance proceeds	—	7.3
Net cash provided by (used in) investing activities	(28.4)	0.8
Cash flows from financing activities:
Proceeds from bank borrowings	—	6.6
Principal payments on bank borrowings and finance leases	(2.6)	(8.2)
Net cash used in financing activities	(2.6)	(1.6)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	(0.8)
Net increase (decrease) in cash and cash equivalents	(99.5)	64.0
Cash and cash equivalents at beginning of period	466.5	200.3
Cash and cash equivalents at end of period	$367.0	$264.3
Supplemental cash flow information:
Income taxes paid, net of income tax refunds	$5.5	$2.7
Interest paid	$5.0	$4.3
Non-cash investing and financing activities:
Property, plant and equipment purchased included in accounts payable and other liabilities	$5.9	$3.5

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended
	April 1, 2022
	Common Stock		Additional Paid-in	Treasury shares		Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
(In millions)	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity of UCT	Interests	Equity
Balance December 31, 2021	44.9	$0.1	$514.9	0.6	$(3.3)	$337.4	$(0.2)	$848.9	$43.8	$892.7
Issuance under employee stock plans	0.1	—	$—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	5.6	—	—	—	—	5.6	—	5.6
Net income	—	—	—	—	—	27.9	—	27.9	2.9	30.8
Other comprehensive loss	—	—	—	—	—	—	(2.8)	(2.8)	—	(2.8)
Balance April 1, 2022	45.0	$0.1	$520.5	0.6	$(3.3)	$365.3	$(3.0)	$879.6	$46.7	$926.3

	Three Months Ended
	March 26, 2021
	Common Stock			Treasury shares
(In millions)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
Balance December 25, 2020	40.6	$0.1	$312.8	0.6	$(3.3)	$217.9	$5.1	$532.6	$18.6	$551.2
Stock-based compensation expense	—	—	3.5	—	—	—	—	3.5	—	3.5
Net income	—	—	—	—	—	25.0	—	25.0	0.6	25.6
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Other comprehensive loss	—	—	—	—	—	—	(3.5)	(3.5)	—	(3.5)
Balance March 26, 2021	40.6	$0.1	$316.3	0.6	$(3.3)	$242.9	$1.6	$557.6	$19.0	$576.6

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization — Ultra Clean Holdings, Inc., (the “Company” or “UCT”) was incorporated in Delaware in November 2002 and became a publicly traded company on the NASDAQ Global Market in March 2004. Ultra Clean Holdings, Inc. is a leading developer and supplier of critical subsystems, components and parts, and ultra-high purity cleaning and analytical services primarily for the semiconductor industry. UCT offers its customers an integrated outsourced solution for major subassemblies, improved design-to-delivery cycle times, design for manufacturability, prototyping and part and component manufacturing, as well as tool chamber parts cleaning and coating, and micro-contamination analytical services. The Company has two reportable segments: Products and Services. The Company’s Products business primarily designs, engineers and manufactures production tools, components and parts, and modules and subsystems for the semiconductor and display capital equipment markets. Products include chemical delivery modules, frame assemblies, gas delivery systems, fluid delivery systems, precision robotics, process modules as well as other high-level assemblies. The Company’s Services business provides ultra-high purity parts cleaning, process tool part recoating, surface encapsulation and high sensitivity micro contamination analysis primarily for the semiconductor device makers and wafer fabrication equipment markets. In 2021, the Company completed the acquisition of Ham-Let (Israel-Canada) Ltd. (“Ham-Let” or “Fluid Solutions”), Fluid Solutions engages in the development, manufacturing and marketing of innovative control valves, fittings, and hoses for the control and monitoring of industrial systems in a variety of markets, including the Semiconductor market. These products are primarily used in ultra clean gas delivery systems as well as other systems for the transmission of liquids and gases.

Basis of Presentation — The unaudited Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q include the accounts of the Company and its majority-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). This financial information reflects all adjustments which are, in the opinion of the Company, normal, recurring and necessary for the fair financial statement presentation for the dates and periods presented. Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with GAAP, have been condensed or omitted. The Company’s December 31, 2021 balance sheet data were derived from its audited financial statements as of that date.

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

Noncontrolling interests — Noncontrolling interests are recognized to reflect the portion of the equity of the majority-owned subsidiaries which is not attributable, directly or indirectly, to the controlling stockholder. The Company’s consolidated entities include partially-owned entities, which are (1) Cinos Co., Ltd (“Cinos Korea”), a South Korean company that provides outsourced cleaning and recycling of precision parts for the semiconductor industry through its operating facilities in South Korea and whose results the Company consolidates, (2) Cinos Xian Clean Technology, Ltd. (“Cinos China”), a Chinese entity that is majority owned by Cinos Korea and (3) Rovac Pte, Ltd (“Rovac”), a Singaporean Company that is majority owned by Fluid Solutions. The interest held by others in Cinos Korea, in Cinos China and in Rovac are presented as noncontrolling interests in the accompanying Condensed Consolidated Financial Statements. The noncontrolling interests will continue to be attributed its share of gains and losses even if that attribution results in a deficit noncontrolling interests’ balance.

Segments — The Financial Accounting Standards Board’s (“FASB”) guidance regarding disclosure about segments in an enterprise and related information establishes standards for the reporting by public business enterprises of information about reportable segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the manner in which management organizes the reportable segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision-maker is the Chief Executive Officer. The Company operates two reportable segments: Products and Services. The Company has three operating segments as of April 1, 2022 with two operating segments within the Product reportable segment and one operating segment within the Services reportable segment. See Note 15 of the Notes to the Condensed Consolidated Financial Statements.

Foreign Currency Translation and Remeasurement — The functional currency of the Products business’s foreign subsidiaries, excluding the subsidiaries of Ham-Let, is the U.S. Dollar. The functional currency of the Ham-Let subsidiaries in Singapore, United Kingdom, Norway, Taiwan, South Korea and China, is their local currency, except for Israel, which is the U.S. Dollar. The functional currency of the Services division’s foreign subsidiaries is the local currency except for that of its Singapore and Scotland entities, which is the U.S. dollar.

For the Company’s foreign subsidiaries where the local currency is the functional currency, the Company translates the financial statements of these subsidiaries to U.S. dollars using month-end exchange rates for assets and liabilities, and average exchange rates for revenue, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income ("AOCI") within UCT stockholders’ equity. For the Company’s foreign subsidiaries where the U.S. dollar is the functional currency and functional currency differs from their local currency, any gains and losses resulting from the remeasurement of the assets and liabilities of these subsidiaries are recorded in other income (expense), net.

Use of Estimates — The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions include, but not limited to, inventory valuation, accounting for income taxes, business combinations, valuation of goodwill, intangible assets and long-lived assets. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustments. Actual amounts may differ from those estimates.

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

The Company’s most significant customers (having individually accounted for 10% or more of revenues) and their related revenues as a percentage of total revenues were as follows:

	Three Months Ended
	April 1,	March 26,
	2022	2021
Lam Research Corporation	37.2%	45.7%
Applied Materials, Inc.	23.1%	23.5%
Total	60.3%	69.2%

Two customers’ accounts receivable balances, Lam Research Corporation and Applied Materials, Inc., were individually greater than 10% of accounts receivable as of April 1, 2022 and as of December 31, 2021, and in the aggregate approximately 43.1% and 39.0% of total accounts receivable, respectively.

Fair Value of Measurements — The Company measures its cash equivalents, derivative contracts, contingent earn-out liabilities, pension obligation and common stock purchase obligation (prior to the reclass to non-controlling interests) at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:

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

Inventories — Inventories are stated at the lower of cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. The Company evaluates the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts on a periodic basis. Obsolete inventory or inventory in excess of management’s estimated usage is written down to its estimated market value less costs to sell, if less than its cost. Inherent in the estimates of market value are management’s estimates related to economic trends, and future demand for the Company’s products.

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

Property, Plant and Equipment — Property, plant and equipment are stated at cost, or, in the case of equipment under finance leases, the present value of future minimum lease payments at inception of the related lease. The Company also capitalizes interest on borrowings related to eligible capital expenditures. Capitalized interest is added to the cost of the qualified assets and is subject to depreciation. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives of the assets or the terms of the leases. Useful lives range from three to fifty years. Direct costs incurred to develop software for internal use are capitalized and amortized over an estimated useful life of three to ten years. Costs related to the design or maintenance of internal use software are expensed as incurred. Capitalized internal use software is included in computer equipment and software.

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

The Company assessed the useful lives of its long-lived assets, including property, plant and equipment as well as its intangible assets as of April 1, 2022 and concluded that no impairment was required.

Leases — The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement and reassess that conclusion if the arrangement is modified. When the Company determines the arrangement is a lease, or contains a lease, at lease inception, it then determines whether the lease is an operating lease or a finance lease. Operating and finance leases with lease terms of greater than one year result in the Company recording a right-of-use ("ROU") asset and lease liability on its balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are initially recognized based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses the implicit interest rate if readily determinable or when the implicit interest rate is not readily determinable, the Company uses its incremental borrowing rate. The incremental borrowing rate is not a commonly quoted rate and is derived through a combination of inputs including the Company’s credit rating and the impact of full collateralization. The incremental borrowing rate is based on the Company’s collateralized borrowing capabilities over a similar term of the lease payments. The Company utilizes the incremental borrowing rate based on bank loan rates at the respective locations for leases where appropriate and the consolidated group bank loan rate where the Company does not have local bank financings. The operating lease ROU asset also includes any lease payments made prior to the adoption of ASC 842 and excludes any lease incentives. Specific lease terms used in computing the ROU assets and lease liabilities may include options to extend or terminate the lease when the Company believes it is reasonably certain that it will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. As allowed by the guidance, the Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Operating leases are included in operating lease ROU assets, other current liabilities, and long-term operating lease liabilities on the Company’s consolidated balance sheet. The Company’s finance leases at April 1, 2022 and December 31, 2021 were not significant.

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

Defined Benefit Pension Plan — The Company has several noncontributory defined benefit pension plans covering substantially all of the employees of three of its foreign entities upon termination of their employee services. The benefits for these plans are based on expected years of service and average compensation. The net period costs are recognized as employees render the services necessary to earn the postretirement benefits. The Company records annual amounts relating to the pension plan based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, compensation increases and turnover rates. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current and expected rates of return and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in accumulated other comprehensive income and amortized to net periodic cost over future periods using the corridor method. The Company believes that the assumptions utilized in recording its obligations under the plan are reasonable based on its experience and market conditions. For further discussion of the Company’s defined benefit pension plan see Note 8 of the Notes to the Condensed Consolidated Financial Statements.

Revenue Recognition — Revenue is recognized when we satisfy performance obligations as evidenced by the transfer of control of the promised goods or services to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company performs the following five steps to determine when to recognize revenue: (1) identification of the contract(s) with its customers, (2) identification of the performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations in the contract, and (5) recognition of revenue when, or as, a performance obligation is satisfied.

Shipping and Handling Costs — Shipping and handling costs are included as a component of cost of revenues.

Research and Development Costs — Research and development costs are expensed as incurred.

Stock-Based Compensation Expense — The Company maintains stock-based compensation plans which allow for the issuance of equity-based awards to directors and certain employees. These equity-based awards include restricted stock awards (“RSAs”), performance stock units ("PSUs") and restricted stock units (“RSUs”). The RSAs and RSUs use the closing price of stock price on the day preceding the grant date as a proxy for fair value and compensation expense. The PSUs contain market conditions, and compensation expense is measured using a Monte Carlo simulation model and recognized over the derived service period based on the expected market performance as of the grant date. The Company also maintains an employee stock purchase plan (“ESPP”) that provides for the issuance of shares to all eligible employees of the Company at a discounted price. See Note 11 for further discussion.

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

Accounting Standard Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financing Reporting. This guidance provides temporary optional expedients and exceptions through December 31, 2022 to the U.S. GAAP guidance on contract modifications to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The Company expects to adopt this guidance and apply it to reference rate reform effected arrangement modifications. The Company does not expect this new standard to have a material effect on its Condensed Consolidated Financial Statements.

Although there are several other new accounting pronouncements issued by the FASB, the Company does not believe any of these accounting pronouncements had or will have a material impact on its Condensed Consolidated Financial Statements.

2. BUSINESS COMBINATIONS

Ham-Let (Israel-Canada) Ltd.

On March 31, 2021, the Company acquired all of the outstanding common shares of Ham-Let (Israel-Canada) Ltd. ("Ham-let") for a total purchase consideration of $362.9 million paid in cash. The Company borrowed an additional $355.0 million from its existing credit facility to finance the acquisition. See further discussion in Note 6 to the Notes to Condensed Consolidated Financial Statements.

In December 2020, the Company announced the acquisition of Ham-Let. The expected cash consideration for the equity valuation at that time was approximately 934.7 million Israeli New Shekel (“ILS”) or $287.1 million. US GAAP requires the recording of the purchase price of the acquired entity at the spot rate on acquisition date, rather than the cash amount hedged and paid. A loss of $10.4 million on the forward hedge contract was recorded in the accompanying Condensed Consolidated Statements of Operations as other income (expense), net for the three month period ended March 26, 2021.

During the first quarter of fiscal year 2022, the Company completed its analysis of its worldwide tax position and recorded a reduction in tax liabilities that resulted in a decrease to goodwill of approximately $1.5 million. In the first quarter of fiscal year 2022, the Company completed the acquisition accounting and the valuation of the fair value of the assets acquired and the liabilities assumed. The acquisition accounting for Ham-Let is final. None of the goodwill recorded as part of the acquisition will be deductible for income tax purposes.

The following table summarizes the fair values of assets acquired, liabilities assumed and noncontrolling interest at the date of acquisition, including all measurement period adjustments:

(In millions)	Amount
Cash and cash equivalents	$20.1
Accounts receivable	51.6
Inventories	73.7
Prepaid expenses and other assets	17.3
Property, plant and equipment	52.1
Goodwill	97.4
Purchased intangible assets	118.6
Deferred tax assets	0.8
Operating lease right-of-use assets	27.7
Other non-current assets	2.2
Total assets acquired	461.5
Bank borrowings	(5.0)
Accounts payable	(30.8)
Accrued compensation and related benefits	(10.5)
Other current liabilities	(12.0)
Deferred tax liabilities	(10.7)
Operating lease liabilities	(23.8)
Other liabilities	(4.0)
Total liabilities assumed	(96.8)
Noncontrolling interests	(1.8)
Total consideration transferred	$362.9

		Purchased
	Useful Life	Intangible Assets
	(In years)	(In millions)
Customer relationships	10	$69.0
IP Knowhow	10-15	35.5
Trade names	5	9.8
Backlog	1	4.3
Total purchased intangible assets		$118.6

The results of operations for Ham-Let have been included in our Condensed Consolidated Financial Statements since the date of the acquisition.

Unaudited Pro Forma Consolidated Results

The following unaudited pro forma consolidated results of operations assume the acquisition was completed as of the beginning of the earliest year of the reporting periods presented.

The unaudited pro forma consolidated results of operations for the three months ended March 26, 2021 (in millions, except per share amounts) are summarized as follows:

Three Months Ended
March 26,
2021
(In millions, except per share amounts)
Revenues	$473.9
Net income	$32.6
Basic income per share	$0.80
Diluted income per share	$0.78

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

The unaudited pro forma combined financial information has been prepared by management for illustrative purposes only and are not necessarily indicative of the consolidated financial position or results of income in future periods or the results that would have been realized had UCT and Ham-Let been a combined company during the specified period. The unaudited pro forma combined financial information does not reflect any operating efficiencies and/or cost savings that the Company may achieve with respect to the combined companies, or any liabilities that may result from integration activities.

3. BALANCE SHEET INFORMATION

Inventories consisted of the following:

	April 1,	December 31,
(In millions)	2022	2021
Raw materials	$262.8	$220.9
Work in process	120.7	102.5
Finished goods	56.8	55.8
Total	$440.3	$379.2

Property, plant and equipment, net, consisted of the following:

	Useful Life	April 1,	December 31,
(In millions)	(in years)	2022	2021
Land	n/a	$4.6	$4.7
Buildings	50	60.6	52.1
Leasehold improvements	*	68.6	67.3
Machinery and equipment	5-10	135.3	132.6
Computer equipment and software	3-10	59.0	57.7
Furniture and fixtures	5	5.9	5.2
		334.0	319.6
Accumulated depreciation		(124.7)	(116.0)
Construction in progress		40.8	38.7
Total		$250.1	$242.3

* Lesser of estimated useful life or remaining lease term

4. FAIR VALUE MEASUREMENTS

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

		Fair Value Measurement at
		Reporting Date Using
Description	April 1, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other liabilities:
Forward contracts	$0.6	$—	$0.6	$—
Pension obligation	$4.5	$—	$—	$4.5

		Fair Value Measurement at
		Reporting Date Using
Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other liabilities:
Forward contracts	$0.8	$—	$0.8	$—
Pension obligation	$4.0	$—	$—	$4.0

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

There were no transfers from Level 1 or Level 2. Fair value adjustments were noncash, and therefore did not impact the Company’s liquidity or capital resources. Qualitative information about Level 3 fair value measurements is as follows:

	April 1,	Valuation	Unobservable
	2022	Techniques	Input	Range/Multiple
(Dollars in millions, except rate/multiple)
Pension obligation	$4.5	Projected unit credit method	Discount rate	2.1% to 2.7%
			Rate on return	1.5% to 2.1%
			Salary increase rate	2.0% to 3.0%

Following is a summary of the Level 3 activity:

(In millions)	Pension obligation
As of December 31, 2021	$4.0
Benefits, payments and other adjustments	0.5
As of April 1, 2022	$4.5

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

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

Details of aggregate goodwill of the Company are as follows:

(In millions)	Products	Services	Total
Balance at December 31, 2021	$196.5	$73.5	$270.0
Adjustments	(1.5)	—	(1.5)
Balance at April 1, 2022	$195.0	$73.5	$268.5

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

Details of intangible assets were as follows:

		As of April 1, 2022			As of December 31, 2021
		Gross			Gross
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(Dollars in millions)	(in years)	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	6 - 10	$188.4	$(71.0)	$117.4	$188.4	$(66.9)	$121.5
Tradenames	4 - 6*	36.8	(19.0)	17.8	36.8	(17.5)	19.3
Intellectual property/know-how	7 - 15	49.4	(14.1)	35.3	49.4	(13.1)	36.3
Recipes	20	73.2	(13.1)	60.1	73.2	(12.2)	61.0
Standard operating procedures	20	8.6	(1.6)	7.0	8.6	(1.4)	7.2
Backlog	1	4.3	(4.3)	—	4.3	(3.9)	0.4
Total		$360.7	$(123.1)	$237.6	$360.7	$(115.0)	$245.7

* The Company concluded that the asset life of UCT tradename of $9.0 million is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The Company amortizes its intangible assets on a straight-line or accelerated basis over the estimated economic life of the assets. Amortization expense was approximately $8.1 million for the three months ended April 1, 2022, and $4.9 million for the three months ended March 26, 2021. Amortization expense related to recipes, standard operating procedures and certain intellectual property/know-how is charged to cost of revenues and the remainder is charged to general and administrative expense. As of April 1, 2022, future estimated amortization expense is expected to be as follows:

Amortization
(In millions)	Expense
2022 (remaining in year)	$23.6
2023	25.9
2024	25.0
2025	22.7
2026	21.6
Thereafter	109.8
Total	$228.6

6. BORROWING ARRANGEMENTS

On August 27, 2018, the Company entered into a credit agreement with Barclays Bank that provided a term loan B, a revolving credit facility and a letter of credit facility (collectively, the “Credit Facilities”). UCT and certain of its subsidiaries have agreed to secure all of their obligations under the Credit Facilities by granting a first priority lien in substantially all of their respective personal property assets (subject to certain exceptions and limitations). The Company borrowed $350.0 million under the term loan and used the proceeds, together with cash on hand, to finance the acquisition of Quantum Global Technologies, LLC’s ("QGT") and to refinance its previous credit facilities.

On March 31, 2021, the Company entered into a Second Amendment (the “Second Amendment”), to the credit agreement dated as of August 27, 2018 and amended as of October 1, 2018 (as amended by the Second Amendment, the "Credit Agreement") to, among other things, (i) refinance and reprice $272.8 million of existing term B borrowings that will remain outstanding and (ii) obtain a $355.0 million senior secured incremental term loan B facility ((i) and (ii) collectively the “Term Loan”) with Barclays Bank, which increased the amount of term loan indebtedness outstanding under the Company’s Credit Facilities.

The Term Loan has a maturity date of August 27, 2025, with monthly interest payments in arrears, quarterly principal payments of 0.625% of the outstanding principal balance as of March 31, 2021, with the remaining principal paid upon maturity. Under the Credit Facilities, the Company may elect that the Term Loan bear interest at a rate per annum equal to either (a) “ABR” (as defined in the Credit Agreement), plus the applicable margin or (b) the “Eurodollar Rate” (as defined in the Credit Agreement), based on LIBOR, plus the applicable margin. The applicable margin for the Term Loan is equal to a rate per annum to either (i) at any time that the Company’s corporate family rating is Ba3 (with a stable outlook) or higher from Moody’s and BB- (with a stable outlook) or higher from S&P, (x) 3.50% for such Eurodollar term loans and (y) 2.50% for such ABR term loans or (ii) at all other times, (x) 3.75% for such Eurodollar term loans and (y) 2.75% for such ABR term loans. Interest on the Term Loan is payable on (1) in the case of such ABR term loans, the last day of each calendar quarter and (2) in the case of such Eurodollar term loans, the last day of each relevant interest period and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period. On March 29, 2021, the Company elected that the Term Loan outstanding as of March 31, 2021 accrue interest based on the “Eurodollar Rate” for an initial interest period of one month. Pursuant to the Second Amendment to the Credit Agreement, the Credit Facilities contains customary LIBOR replacement provisions in the event LIBOR is discontinued. At April 1, 2022, the Company had an outstanding amount under the Term Loan of $555.1 million, gross of unamortized debt issuance costs of $12.4 million. As of April 1, 2022, the interest rate on the outstanding Term Loan was 4.2%.

The revolving credit facility has an initial available commitment of $65.0 million and a maturity date of August 27, 2023. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. Outstanding letters of credit reduce the availability of the revolving credit facility and, as of April 1, 2022, the Company had $62.2 million, net of $2.8 million of outstanding letters of credit available under this revolving credit facility.

The letter of credit facility has an initial available commitment of $50.0 million and a maturity date of August 27, 2023. The Company pays quarterly in arrears a fee equal to 2.5% (subject to certain adjustments to the Term Loan) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of April 1, 2022, the Company had $2.8 million of outstanding letters of credit with beneficiaries such as landlords of certain facility leases, insurance providers and government agencies making up the majority of the outstanding balance. The remaining available commitments are $47.2 million on the letter of credit facility.

The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. The Company was in compliance with all financial covenants as of the quarter ended April 1, 2022.

In 2020, Cinos China amended its existing credit agreement with a local bank that provide a term loan of RMB 10.0 million (approximately $1.5 million) with a maturity date of September 23, 2022 and an interest rate of 4.1%. As of April 1, 2022, Cinos China had an amount of RMB 8.5 million (approximately $1.3 million) outstanding under this credit facility.

Cinos Korea has a credit agreement that provides a revolving credit facility for available commitment of 0.6 billion Korean Won (approximately $0.5 million) with annual renewals in June and an interest rate of 2.9%. There is no balance outstanding as of April 1, 2022.

FDS has a credit agreement with a local bank in the Czech Republic that provides for a revolving credit facility in the aggregate of up to 5.0 million euros (approximately $5.5 million). As of April 1, 2022, no debt was outstanding under this revolving credit facility.

Ham-Let has credit facilities and loan agreements with various financial institutions. As of April 1, 2022, Ham-Let had $6.4 million of outstanding debt with interest rates ranging from 2.0% to 4.3%.

As of April 1, 2022, the Company’s total bank debt was $562.8 million, net of unamortized debt issuance costs of $12.4 million. As of April 1, 2022, the Company had $62.2 million, $5.5 million and $0.5 million available draw from its revolving credit facilities in the U.S., Czech Republic and South Korea, respectively.

The fair value of the Company’s long-term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The Company’s carrying value approximates fair value for the Company’s long-term debt.

7. INCOME TAX

The Company's effective tax rate was 21.6% and 21.5% for the three months ended April 1, 2022 and March 26, 2021, respectively. The Company’s income tax provision was $8.5 million and $7.0 million for the three months ended April 1, 2022 and March 26, 2021, respectively. The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full federal and state valuation allowances.

Company management continuously evaluates the need for a valuation allowance and, as of April 1, 2022, concluded that a full valuation allowance on its U.S. federal and state and certain of its foreign deferred tax assets was still appropriate.

As of April 1, 2022 and March 26, 2021, the Company’s gross liability for unrecognized tax benefits, excluding interest, was $1.7 million and $1.0 million, respectively. Increases or decreases to interest and penalties on uncertain tax positions are included in the income tax provision in the Condensed Consolidated Statements of Operations. Although it is possible that some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

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

As of April 1, 2022, the benefit obligation of the plan was $14.0 million and the fair value of the benefit plan assets is $9.5 million which are invested in several fixed deposit accounts with financial institutions. As of April 1, 2022, the unfunded balance of the plans of $4.5 million has been accrued for by the Company and is included in other long-term liabilities. Amounts recognized in accumulated other comprehensive income as of April 1, 2022 are $0.5 million. The contributions to the plans by the Company and its subsidiaries during the period ended April 1, 2022 was nil.

As of April 1, 2022, the Company's future estimated payment obligations for the respective fiscal years are as follows:

(In millions)	Future payment
2022 (remaining in year)	$0.4
2023	1.4
2024	3.2
2025	1.1
2026	1.9
Thereafter	6.0
Total	$14.0

Employee Savings and Retirement Plan

The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all U.S. employees who meet certain eligibility requirements. Participants could elect to contribute to the 401(k) Plan, on a pre-tax basis, up to 25% of their salary to a maximum of the IRS limit. The Company matches 50.0% of participant salary up to 6.0% of employee contributions based upon eligibility. The Company made approximately $0.8 million discretionary employer contributions to the 401(k) Plan for the three months ended April 1, 2022 and $0.6 million for the three months ended March 26, 2021.

9. COMMITMENTS AND CONTINGENCIES

Commitment

The Company had commitments to various third parties to purchase inventories totaling approximately $608.0 million as of April 1, 2022.

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

10. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

Equity Financings

During April 2021, the Company completed an underwritten public offering, which included an exercised underwriters' option of 3.7 million shares of the Company’s common stock, for which the Company received net proceeds of approximately $192.8 million, after deducting the underwriting discounts and offering expenses payable by the Company.

Non-controlling Interests

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

Rovac Pte, Ltd., which is based in Singapore, is a majority-owned company of Ham-Let. The carrying value of the remaining interest held by another shareholder in Rovac is presented as non-controlling interests in the accompanying Condensed Consolidated Financial Statements.

11. EMPLOYEE STOCK PLANS

The Company grants stock awards in the form of restricted stock units ("RSUs") and performance stock units ("PSUs") to its employees as part of the Company’s long-term equity compensation plan. These stock awards are granted to employees with a unit purchase price of zero dollars and typically vest over three years, subject to the employee’s continued service with the Company and, in the case of PSUs, subject to achieving certain performance goals and market conditions. The Company also grants common stock to its board members in the form of restricted stock awards ("RSAs"), which vest on the earlier of 1) the next Annual Shareholder Meeting, or 2) 365 days from date of grant.

Stock-based compensation expense includes compensation costs related to estimated fair values of awards granted. The estimated fair value of the Company’s equity-based awards, net of expected forfeitures, is amortized on a straight-line basis over the awards’ vesting period and is adjusted for performance as it relates to PSUs. Under the new PSU program, which is effective beginning fiscal 2021, performance goals are set at the time of grant and performance is reviewed at the end of a three-year period. The percentage to be applied to each participant’s target award ranges from zero to 200% based upon the extent to which the financial performance goals are achieved. If specific performance threshold levels for the financial goals are met on an annual basis, the amount earned for that element will be applied to one-third of the participants’ PSU award granted to determine the number of total units earned.

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

The following table shows the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	April 1,	March 26,
(In millions)	2022	2021
Cost of revenues (1)	$0.5	$0.5
Research and development	0.1	0.1
Sales and marketing	0.3	0.3
General and administrative	4.7	2.6
	5.6	3.5
Income tax benefit	(1.2)	(0.8)
Stock-based compensation expense, net of tax	$4.4	$2.7

(1)
Stock-based compensation expense capitalized in inventory for the three months ended April 1, 2022 and March 26, 2021 was not significant.

For the three months ended April 1, 2022, 55.8 thousand RSUs were granted with a weighted average fair value of $44.91 per share.

As of April 1, 2022, approximately $24.5 million of unrecognized stock-based compensation cost related to employee and director awards which remains to be amortized on a straight-line basis over a weighted average period of 1.3 years, and will be adjusted for subsequent changes in future grants.

As of April 1, 2022, a total of 18.9 thousand RSAs were outstanding. The total unamortized expense of the Company’s unvested RSAs as of April 1, 2022 was $0.1 million.

The following table summarizes the Company’s combined RSU, PSU and RSA activity for the three months ended April 1, 2022:

(In millions)	Shares	Aggregate Fair Value
Unvested RSUs, PSUs and RSAs at December 31, 2021	1.2	$69.3
Granted	0.1	-
Vested	-	-
Forfeited	-	-
Unvested RSUs, PSUs and RSAs as of April 1, 2022	1.3	$53.0
Vested and expected to vest RSUs, PSUs and RSAs as of April 1, 2022	1.3	$53.0

Employee Stock Purchase Plan

The ESPP permits employees to purchase common stock at a discount through payroll withholdings at certain specified dates (purchase period) within a defined offering period. The purchase price is 85% of the fair market value of the common stock at the end of the purchase period and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. No shares were issued under the ESPP during the three months ended April 1, 2022 and March 26, 2021.

12. REVENUE RECOGNITION

Revenue is recognized when we satisfy performance obligations as evidenced by the transfer of control of the promised goods or services to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

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

The Company’s products are manufactured and services provided at locations throughout the Americas, Asia Pacific and Europe and the Middle East ("EMEA"). Sales to customers are initiated through a purchase order and are governed by our standard terms and conditions, written agreements, or both. Revenue is recognized when performance obligations under the terms of an agreement with a customer are satisfied; generally, this occurs with the transfer of control of the products or when the Company provides the services. Based on the enforceable rights included in our agreements or prevailing terms and conditions, products produced by the Company without an alternative use are not protected by an enforceable right of payment that includes a reasonable profit throughout the duration of the agreement. Consignment sales are recognized in revenue at the earlier of the period that the goods are consumed or after a period of time subsequent to receipt by the customer as specified by terms of the agreement, provided control of the promised goods or services has transferred.

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value-add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Certain of our customers may receive cash-based incentives, such as rebates or credits, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. As of April 1, 2022 and December 31, 2021, an accrual for unpaid customer rebates of $5.3 million and $5.1 million was included in accounts receivable on the Company’s Condensed Consolidated Balance Sheet. The Company's disaggregated revenues are by segments within the Company’s Condensed Consolidated Statement of Operations.

The Company’s principal markets include America, Asia Pacific and EMEA. The Company's foreign operations are conducted primarily through its subsidiaries in China, Singapore, Israel, Taiwan, South Korea, United Kingdom and the Czech Republic.

Revenues by geographic area are categorized based on the customer’s location to which the products were shipped or services performed. The following table sets forth revenue by geographic area (in millions):

	Three Months Ended
	April 1,	March 26,
	2022	2021
Singapore	$210.5	$153.3
United States	181.4	$172.6
South Korea	41.6	26.6
China	28.6	16.0
Austria	28.4	18.7
Rest of the world	73.6	30.4
	$564.1	$417.6

13. LEASES

The Company leases offices, facilities and equipment in locations throughout the United States, Asia Pacific and EMEA.

The Company’s leases do not provide an implicit rate, thus the Company uses an estimated incremental borrowing rate in determining the present value of lease payments.

The components of lease expense were summarized as follows:

	Three Months Ended
	April 1,	March 26,
(Dollars in millions)	2022	2021
Operating lease cost	$5.1	$3.7
Short-term lease cost	0.7	0.4
Total lease cost	$5.8	$4.1

Operating cash flows from operating leases	$5.2	$3.7
Weighted-average remaining lease term – operating leases	2.0	2.4
Weighted-average discount rate – operating leases	5.5%	5.5%

Future minimum payments under operating leases as of April 1, 2022 were summarized as follows:

(In millions)	Operating Leases
2022 remaining	$15.1
2023	17.6
2024	14.2
2025	11.6
2026	10.3
Thereafter	31.6
Total minimum lease payments	100.4
Less: imputed interest	14.3
Lease liability	$86.1

14. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended
	April 1,	March 26,
(In millions, except share amounts)	2022	2021
Numerator:
Net income attributable to UCT	$27.9	$25.0
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	44.9	40.6
Shares used in computation — diluted:
Weighted average common shares outstanding	44.9	40.6
Dilutive effect of common shares outstanding subject to repurchase	0.7	1.0
Shares used in computing diluted net income per share	45.6	41.6
Net income per share attributable to UCT — basic	$0.62	$0.62
Net income per share attributable to UCT — diluted	$0.61	$0.60

15. REPORTABLE SEGMENTS

The Company prepares financial results based on two reportable segments: Products and Services. These segments are organized primarily by the nature of the products and service they provide. The Company’s Chief Executive Officer (chief operating decision maker) views and evaluates operations based on the results of each of the reportable segments. The following table describes each segment:

Segment	Product or Services	Primary Markets Served	Geographic Areas
Products	Assembly Weldments Machining Fabrication	Semiconductor	Americas Asia Pacific EMEA
Services	Cleaning Coating Analytics	Semiconductor	Americas Asia Pacific EMEA

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

Segment Data

	Three Months Ended
	April 1,	March 26,
	2022	2021
Revenues:
Products	$486.8	$345.6
Services	77.3	72.0
Total segment revenues	$564.1	$417.6

Gross profit:
Products	$87.3	$62.0
Services	26.4	24.9
Total segment gross profit	$113.7	$86.9

Operating profit:
Products	$37.6	$34.2
Services	8.1	6.2
Consolidated income from operations	$45.7	$40.4

	April 1,	December 31,
	2022	2021
Assets
Products	$1,736.4	$1,757.6
Services	275.2	267.8
Total segment assets	$2,011.6	$2,025.4

As of April 1, 2022, approximately $129.4 million and $61.3 million of the Company’s net long-lived assets were located in Asia Pacific and EMEA, respectively, and the remaining balances were located in the United States. At December 31, 2021, approximately $129.0 million and $53.4 million of the Company’s net long-lived assets were located in Asia Pacific and EMEA, respectively, and the remaining balances were located in the United States.

ITEM 2. Management’s Discussion And Analysis of Financial Condition And Results Of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on March 1, 2022. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, gross margins and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on March 1, 2022. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Ultra Clean Holdings, Inc., (“UCT”, the “Company” or “We”) is a leading developer and supplier of critical subsystems, components and parts, and ultra-high purity cleaning and analytical services primarily for the semiconductor industry. UCT offers its customers an integrated outsourced solution for major subassemblies, improved design-to-delivery cycle times, design for manufacturability, prototyping and part and component manufacturing, as well as tool chamber parts cleaning and coating, and micro-contamination analytical services. We have two reportable segments: Products and Services. Our Products business primarily designs, engineers and manufactures production tools, components and parts, and modules and subsystems for the semiconductor and display capital equipment markets. Products include chemical delivery modules, frame assemblies, gas delivery systems, fluid delivery systems, precision robotics, process modules as well as other high-level assemblies. Our Services segment provides ultra-high purity parts cleaning, process tool part recoating, surface encapsulation and high sensitivity micro contamination analysis primarily for the semiconductor device makers and wafer fabrication equipment ("WFE") markets.

We ship a majority of our products and provide most of our services to U.S. registered customers with locations both in and outside the U.S. In addition to U.S. manufacturing and service operations, we manufacture products and provide parts cleaning and other related services in our Asian, European and Middle Eastern facilities to support local and U.S. based customers. We conduct our operating activities primarily through our subsidiaries.

Over the long-term, we believe the semiconductor market we serve will continue to grow due to multi-year industry demand from a broad range of drivers including mobile demand driven by 5G, new CPU architectures that enable higher performance servers which are necessary for cloud, artificial intelligence ("AI") and Machine Learning applications. We also believe that semiconductor original equipment manufacturers (“OEM”) are increasingly relying on partners like UCT to fulfill their expanding capacity requirements. Additionally, our Services segment is benefiting as device manufacturers rely on precision cleaning and coating to achieve ever more complex devices.

The recent China COVID lockdowns and grounding of 737-800 aircraft late in the first quarter of 2022 impacted our Products segment, including its revenue, cost of revenue and gross margin for the quarter ended April 1, 2022. It also impacted our inventory levels in the same period.

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

There have been no significant changes to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K subsequent to December 31, 2021. For further information on our critical and other significant accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC.

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest December 31. Fiscal year 2022 is a 52-week period ending December 30, 2022, and fiscal year 2021 was a 53-week period ended December 31, 2021. The fiscal quarters ended April 1, 2022 and March 26, 2021 were both 13-week periods.

Discussion of Results of Operations for the Three months ended April 1, 2022 Compared to the Three months ended March 26, 2021

Revenues

	Three Months Ended
Revenues by Segment	April 1,	March 26,	Percent
(Dollars in millions)	2022	2021	Change
Products	$486.8	$345.6	40.9%
Services	77.3	72.0	7.4%
Total Revenues	$564.1	$417.6	35.1%
Products as a percentage of total revenues	86.3%	82.8%
Services as a percentage of total revenues	13.7%	17.2%

Total Products revenues increased in the three months ended April 1, 2022, compared to the same periods in the prior year, primarily due to an increase in customer demand in the semiconductor industry, in particular, the wafer fabrication equipment industry and in part due to the acquisition of Ham-Let. Ham-Let contributed $64.5 million of revenues for the three month periods ended April 1, 2022. Total Services revenues increased in the three months ended April 1, 2022, compared to the same period in the prior year, primarily due to increases in demand across our customer base.

	Three Months Ended
Revenues by Geography	April 1,	March 26,	Percent
(Dollars in millions)	2022	2021	Change
United States	$184.0	$144.7	27.2%
International	380.1	272.9	39.3%
Total Revenues	$564.1	$417.6	35.1%
United States as a percentage of total revenues	32.6%	34.7%
International as a percentage of total revenues	67.4%	65.3%

On a geographic basis, revenues represent products shipped from or services performed at our U.S. and international locations. For the three months ended April 1, 2022, both U.S. and international revenues increased due to an overall global increase in semiconductor capital equipment and general industry demand.

Cost of Revenues

	Three Months Ended
Cost of Revenues by Segment	April 1,	March 26,	Percent
(Dollars in millions)	2022	2021	Change
Products	$399.5	$283.6	40.9%
Services	50.9	47.1	8.1%
Total Cost of Revenues	$450.4	$330.7	36.2%
Products as a percentage of total Products revenues	82.1%	82.1%
Services as a percentage of total Services revenues	65.8%	65.4%

Total cost of revenues increased for the three months ended April 1, 2022 due to higher demand for both Products and Services and in part due to the acquisition of Ham-Let.

Cost of Products revenues consists of purchased materials, direct labor and manufacturing overhead. Cost of Products revenues increased $115.9 million for the three months ended April 1, 2022 compared to the same period in the prior year, due to the acquisition of Ham-Let, higher volume of sales driving increased material costs, as well as higher direct labor spending and overhead costs.

Cost of Services revenues consists of direct labor, manufacturing overhead and materials (such as chemicals, gases and consumables). Cost of Services revenues increased $3.8 million for the three months ended April 1, 2022 compared to the same period in the prior year driven by higher volumes of service orders, resulting in an increase in labor costs (the largest component of Cost of Services) and higher material costs, partially offset by a decrease in overhead costs.

Gross Margin

	Three Months Ended
Gross Profit by Segment	April 1,	March 26,	Percent
(Dollars in millions)	2022	2021	Change
Products	$87.3	$62.0	40.8%
Services	26.4	24.9	6.0%
Gross profit	$113.7	$86.9	30.8%
Gross Margin by Segment
Products	17.9%	17.9%
Services	34.2%	34.6%
Total Company	20.2%	20.8%

Products gross margin remained unchanged in the three months ended April 1, 2022, compared to the same period in the prior year. The overall gross margin, however, was lower during the first quarter of fiscal 2022, compared to the same quarter of fiscal 2021 as the Services gross margin decreased in the three months ended April 1, 2022 compared to the same period in the prior year, due to higher infrastructure costs compared to volume.

Research and Development

	Three Months Ended
	April 1,	March 26,	Percent
(Dollars in millions)	2022	2021	Change
Research and development	$6.8	$4.2	61.9%
Research and development as a percentage of total revenues	1.2%	1.0%

Research and development expenses increased $2.6 million in the three months ended April 1, 2022 compared to the same period in the prior year, primarily due to the acquisition of Ham-Let and to an increase in personnel-related expenses associated with an increase in headcount.

Sales and Marketing

	Three Months Ended
	April 1,	March 26,	Percent
(Dollars in millions)	2022	2021	Change
Sales and marketing	$13.8	$7.6	81.6%
Sales and marketing as a percentage of total revenues	2.4%	1.8%

Sales and marketing expenses increased $6.2 million in the three months ended April 1, 2022 compared to the same period in the prior year primarily due to the acquisition of Ham-Let, and an increase in personnel-related expenses associated with an increase in headcount.

General and Administrative

	Three Months Ended
	April 1,	March 26,	Percent
(Dollars in millions)	2022	2021	Change
General and administrative	$47.4	$34.7	36.6%
General and administrative as a percentage of total revenues	8.4%	8.3%

General and administrative expenses increased in the three months ended April 1, 2022, compared to the same period in the prior year, due in part to the acquisition of Ham-Let, an increase in personnel-related expenses driven by higher headcount and bonuses, an increase in outside accounting-related services and costs due to legal-related proceedings.

Interest and Other Income (Expense), net

	Three Months Ended
	April 1,	March 26,	Percent
(Dollars in millions)	2022	2021	Change
Interest income	$-	$0.1	-100.0%
Interest expense	$(6.4)	$(3.6)	77.8%
Other income (expense), net	$-	$(4.3)	-100.0%

Interest expense increased in the three months ended April 1, 2022, compared to the same periods in the prior year, due to a higher average debt balance offset partially by lower interest rates resulting from lower LIBOR rates.

Other income (expense), net decreased $4.3 million in the three months ended April 1, 2022, compared to the same period in the prior year, mainly due to an absence of an $11.6 million loss in the fair value of forward contracts related to the non-U.S. dollar-denominated acquisition price of Ham-Let, and insurance proceeds of $7.3 million received for the reimbursement of our losses in the Cinos Korea fire.

Provision for Income Taxes

	Three Months Ended
	April 1,	March 26,	Percent
(Dollars in millions)	2022	2021	Change
Provision for income taxes	$8.5	$7.0	21.4%
Effective tax rate	21.6%	21.5%

The change in respective rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full federal and state valuation allowances.

The effective tax rate includes the effects of the mandatory capitalization and amortization of research and development expenses incurred in 2022, as required by the 2017 Tax Cuts and Jobs Act. The mandatory capitalization requirement also increases our cash tax liabilities. If the mandatory capitalization requirement is deferred by a change in law, our effective tax rate in 2022 and our cash tax liabilities could be lower.

Company management continuously evaluates the need for a valuation allowance on its deferred tax assets and, as of April 1, 2022, concluded that a full valuation allowance on its federal, state and certain of its foreign deferred tax assets remained appropriate.

Liquidity and Capital Resources

Cash and cash Equivalents

The following table summarizes our cash and cash equivalents:

	April 1,	December 31,	Increase
(In millions)	2022	2021	(Decrease)
Total cash and cash equivalents	$367.0	$466.5	-21.3%

The following table summarizes the Condensed Consolidated Statements of Cash Flow information:

	Three Months Ended
	April 1,	March 26,
(In millions)	2022	2021
Net cash flow provided by (used in):
Operating activities	$(67.4)	$65.6
Investing activities	(28.4)	0.8
Financing activities	(2.6)	(1.6)
Effects of exchange rate changes on cash and cash equivalents	(1.1)	(0.8)
Net increase in cash and cash equivalents	$(99.5)	$64.0

Our primary cash inflows and outflows were as follows:

•
For the three months ended April 1, 2022, we used net cash from operating activities of $67.4 million. For the three months ended March 26, 2021, we generated cash of $65.6 million. The decrease in net cash from operating activities was driven by a $143.6 million increase in the net unfavorable change from operating assets and liabilities, offset by a $5.4 million increase from non-cash items and a $5.2 million increase in net income.
•
The major contributors to the net change in operating assets and liabilities, for the three months ended April 1, 2022 were as follows:
o
Accounts receivable increased $6.6 million primarily due to the increase in revenues in fiscal 2022 and the timing of collections.
o
Inventories increased $52.3 million due primarily to the China covid-related lockdown during the final week of the quarter which impacted our abilities to manufacture and ship product from our facility in Shanghai.
o
Accounts payable decreased $79.2 million, accrued compensation and related benefits decreased $2.4 million, income taxes payable decreased $2.8 million and other liabilities decreased $2.7 million, primarily due to the timing of payments.
•
During the three months ended April 1, 2022, net cash used in investing activities was $28.4 million compared to $0.8 million provided in the three months ended March 26, 2021. The change is primarily due to $21.9 million higher purchases of property, plant and equipment, and the absence of proceeds from sales of equipment of $7.3 million in the current period compared to the comparative period in the prior year.
•
During the three months ended April 1, 2022, net cash used in financing activities was $2.6 million compared to $1.6 million in the three months ended March 26, 2021. The change is mainly due to differences in principal payments on bank borrowings.

We believe we have sufficient capital to fund our working capital needs, satisfy our debt obligations, maintain our existing capital equipment, purchase new capital equipment and make strategic acquisitions from time to time. As of April 1, 2022, we had cash of $367.0 million compared to $466.5 million as of December 31, 2021. Our cash and cash equivalents, cash generated from operations, and amounts available under our revolving line of credit described below were our principal sources of liquidity as of April 1, 2022.

Our subsidiary Ham-Let, has an existing factoring arrangement with a financial institution in which a portion of its accounts receivable are sold on a non-recourse basis. For the three months ended April 1, 2022, Ham-Let factored $7.7 million under this arrangement.

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

In order to expand our business or acquire additional complementary businesses or technologies, we may need to raise additional funds through equity or debt financing. If required, additional financing may not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, our stockholders’ equity interest will be diluted and these securities might have rights, preferences and privileges senior to those of our current stockholders. We may also require the consent of our new lenders to raise additional funds through equity or debt financing. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.

As of April 1, 2022, we have cash of approximately $298.5 million in our foreign subsidiaries. It is not practicable to determine the tax liability that might be incurred if the undistributed earnings of these foreign subsidiaries were to be distributed. For undistributed earnings of foreign subsidiaries which are not considered indefinitely reinvested, deferred taxes have been accrued.

Borrowing Arrangements

The following table summarizes our borrowings:

	April 1, 2022
(Dollars in millions)	Amount	Weighted- Average Interest Rate
U.S. Term Loan	$555.1	4.2%
Ham-Let Credit Facilities	6.4	2.0% - 4.3%
Cinos China Credit Facilities	1.3	4.1%
Debt issuance costs	(12.4)
	$550.4

On August 27, 2018, the Company entered into a credit agreement with Barclays Bank that provided a term loan B, a revolving credit facility and a letter of credit facility (collectively, the “Credit Facilities”). UCT and certain of its subsidiaries have agreed to secure all of their obligations under the Credit Facilities by granting a first priority lien in substantially all of their respective personal property assets (subject to certain exceptions and limitations). The Company borrowed $350.0 million under the term loan and used the proceeds, together with cash on hand, to finance the acquisition of Quantum Global Technologies, LLC’s ("QGT") and to refinance its previous credit facilities.

On March 31, 2021, the Company entered into a Second Amendment (the “Second Amendment”), to the credit agreement dated as of August 27, 2018 and amended as of October 1, 2018 (as amended by the Second Amendment, the "Credit Agreement") to, among other things, (i) refinance and reprice $272.8 million of existing term B borrowings that will remain outstanding and (ii) obtain a $355.0 million senior secured incremental term loan B facility ((i) and (ii) collectively the “Term Loan”) with Barclays Bank, which increased the amount of term loan indebtedness outstanding under the Company’s Credit Facilities.

The Term Loan has a maturity date of August 27, 2025, with monthly interest payments in arrears, quarterly principal payments of 0.625% of the outstanding principal balance as of March 31, 2021, with the remaining principal paid upon maturity. Under the Credit Facilities, the Company may elect that the Term Loan bear interest at a rate per annum equal to either (a) “ABR” (as defined in the Credit Agreement), plus the applicable margin or (b) the “Eurodollar Rate” (as defined in the Credit Agreement), based on LIBOR, plus the applicable margin. The applicable margin for the Term Loan is equal to a rate per annum to either (i) at any time that the Company’s corporate family rating is Ba3 (with a stable outlook) or higher from Moody’s and BB- (with a stable outlook) or higher from S&P, (x) 3.50% for such Eurodollar term loans and (y) 2.50% for such ABR term loans or (ii) at all other times, (x) 3.75% for such Eurodollar term loans and (y) 2.75% for such ABR term loans. Interest on the Term Loan is payable on (1) in the case of such ABR term loans, the last day of each calendar quarter and (2) in the case of such Eurodollar term loans, the last day of each relevant interest period and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period. On March 29, 2021, the Company elected that the Term Loan outstanding as of March 31, 2021 accrue interest based on the “Eurodollar Rate” for an initial interest period of one month. Pursuant to the Second Amendment to the Credit Agreement, the Credit Facilities contains customary LIBOR replacement provisions in the event LIBOR is discontinued. At April 1,

2022, the Company had an outstanding amount under the Term Loan of $555.1million, gross of unamortized debt issuance costs of $12.4 million. As of April 1, 2022, the interest rate on the outstanding Term Loan was 4.2%.

The revolving credit facility has an initial available commitment of $65.0 million and a maturity date of August 27, 2023. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. Outstanding letters of credit reduce the availability of the revolving credit facility and, as of April 1, 2022, the Company had $62.2 million, net of $2.8 million of outstanding letters of credit available under this revolving credit facility.

The letter of credit facility has an initial available commitment of $50.0 million and a maturity date of August 27, 2023. The Company pays quarterly in arrears a fee equal to 2.5% (subject to certain adjustments to the Term Loan) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of April 1, 2022, the Company had $2.8 million of outstanding letters of credit with beneficiaries such as landlords of certain facility leases, insurance providers and government agencies making up the majority of the outstanding balance. The remaining available commitments are $47.2 million on the letter of credit facility.

The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. The Company was in compliance with all financial covenants as of the quarter ended April 1, 2022.

In 2020, Cinos China amended its existing credit agreement with a local bank that provide a term loan of RMB 10.0 million (approximately $1.5 million) with a maturity date of September 23, 2022 and an interest rate of 4.1%. As of April 1, 2022, Cinos China had an amount of RMB 8.5 million (approximately $1.3 million) outstanding under this credit facility.

Cinos Korea has a credit agreement that provides a revolving credit facility for available commitment of 0.6 billion Korean Won (approximately $0.5 million) with annual renewals in June and an interest rate of 2.9%. There is no balance outstanding as of April 1, 2022.

FDS has a credit agreement with a local bank in the Czech Republic that provides for a revolving credit facility in the aggregate of up to 5.0 million euros (approximately $5.5 million). As of April 1, 2022, no debt was outstanding under this revolving credit facility.

Ham-Let has credit facilities and loan agreements with various financial institutions. As of April 1, 2022, Ham-Let had $6.4 million of outstanding debt with interest rates ranging from 2.0% to 4.3%.

As of April 1, 2022, the Company’s total bank debt was $562.8 million, net of unamortized debt issuance costs of $12.4 million. As of April 1, 2022, the Company had $62.2 million, $5.5 million and $0.5 million available draw from its revolving credit facilities in the U.S., Czech Republic and South Korea, respectively.

The fair value of the Company’s long-term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The Company’s carrying value approximates fair value for the Company’s long-term debt.

Capital Expenditures

Capital expenditures was $19.5 million during the three months ended April 1, 2022 and were primarily attributable to the capital invested in our manufacturing facilities worldwide as well as costs associated with the ongoing design and implementation of our new enterprise resource planning system. The Company’s anticipated capital expenditures for the remainder of 2022, are expected to be financed primarily from our cash flow generated from operations.

Contractual Obligations

The Company had commitments to various third parties to purchase inventories totaling approximately $608.0 million as of April 1, 2022.

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification against certain liabilities to our customers, which may include claims of losses by their own customers resulting out of property damages, bodily injuries or deaths, or infringement of intellectual property rights by our products. Our potential liability arising out of intellectual property infringement claims by any third party is generally uncapped. As of April 1, 2022, we have not incurred any significant costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

During the periods presented, we do not have unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the period covered by this report. Refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021, for a more complete discussion of the market risks we encounter.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting during the first fiscal quarter ended April 1, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

There were no material changes during the period covered in this report to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a) Exhibits

The following exhibits are filed with this quarterly Report on Form 10-Q for the quarter ended April 1, 2022:

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
Date: May 10, 2022

	By:	/S/ JAMES P. SCHOLHAMER
	Name:	James P. Scholhamer
	Title:	Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

Date: May 10, 2022

	By:	/S/ SHERI SAVAGE
	Name:	Sheri Savage
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)