Form 10-Q
period 2022-07-01
Ultra Clean Holdings, Inc.
filed 2022-08-09
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2022

or

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

Number of shares outstanding of the issuer’s common stock as of August 2, 2022: 45,430,976

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 1,	December 31,
(In millions, except par value)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$421.4	$466.5
Accounts receivable, net of allowance for doubtful accounts of $0.9 and $0.3 at July 1, 2022 and December 31, 2021, respectively	243.8	250.1
Inventories	405.1	379.2
Prepaid expenses and other current assets	41.5	41.3
Total current assets	1,111.8	1,137.1
Property, plant and equipment, net	248.6	242.3
Goodwill	250.7	270.0
Intangible assets, net	207.4	245.7
Deferred tax assets, net	37.2	37.6
Operating lease right-of-use assets	79.2	83.4
Other non-current assets	10.5	9.2
Total assets	$1,945.4	$2,025.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$22.3	$22.1
Accounts payable	259.4	332.9
Accrued compensation and related benefits	50.7	46.8
Operating lease liabilities	15.4	17.3
Other current liabilities	47.6	50.1
Total current liabilities	395.4	469.1
Bank borrowings, net of current portion	524.0	529.9
Deferred tax liabilities	55.1	54.9
Operating lease liabilities	62.1	65.9
Other liabilities	13.3	12.9
Total liabilities	1,049.9	1,132.7
Commitments and contingencies (See Note 10)
Equity:
UCT stockholders’ equity:
Preferred stock — $0.001 par value, 10.0 shares authorized; none outstanding	—	—
Common stock — $0.001 par value, 90.0 shares authorized; 45.4 shares and 44.9 shares issued and outstanding at July 1, 2022 and December 31, 2021, respectively	0.1	0.1
Additional paid-in capital	521.9	514.9
Common shares held in treasury, at cost, 0.6 shares at July 1, 2022 and December 31, 2021	(3.3)	(3.3)
Retained earnings	340.2	337.4
Accumulated other comprehensive gain (loss)	(13.3)	(0.2)
Total UCT stockholders' equity	845.6	848.9
Noncontrolling interests	49.9	43.8
Total equity	895.5	892.7
Total liabilities and stockholders' equity	$1,945.4	$2,025.4

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
(In millions, except per share amounts)	2022	2021	2022	2021
Revenues:
Products	$532.0	$442.5	$1,018.9	$788.1
Services	76.7	72.7	154.0	144.7
Total revenues	608.7	515.2	1,172.9	932.8
Cost of revenues:
Products	$441.1	367.9	840.6	651.5
Services	49.2	47.4	100.1	94.5
Total cost of revenues	490.3	415.3	940.7	746.0
Gross profit	118.4	99.9	232.2	186.8
Operating expenses:
Research and development	7.2	6.1	14.1	10.3
Sales and marketing	13.9	12.7	27.7	20.3
General and administrative	46.2	49.2	93.5	83.9
Net loss on divestitures	56.6	-	56.6	-
Total operating expenses	123.9	68.0	191.9	114.5
Income (loss) from operations	(5.5)	31.9	40.3	72.3
Interest income	0.1	0.1	0.2	0.2
Interest expense	(7.3)	(7.1)	(13.7)	(10.7)
Other income (expense), net	(0.3)	(0.7)	(0.4)	(5.0)
Income (loss) before provision for income taxes	(13.0)	24.2	26.4	56.8
Provision for income taxes	8.7	6.2	17.3	13.2
Net income (loss)	(21.7)	18.0	9.1	43.6
Less: Net income attributable to noncontrolling interests	3.4	0.9	6.3	1.5
Net income (loss) attributable to UCT	$(25.1)	$17.1	$2.8	$42.1

Net income (loss) per share attributable to UCT common stockholders:
Basic	(0.56)	$0.39	$0.06	$1.00
Diluted	$(0.56)	$0.39	$0.06	$0.98
Shares used in computing net income (loss) per share:
Basic	45.2	43.3	45.1	41.9
Diluted	45.2	44.3	45.7	42.9

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
(In millions)	2022	2021	2022	2021
Net income (loss)	$(21.7)	$18.0	$9.1	$43.6
Other comprehensive gain (loss):
Change in cumulative translation adjustment	(8.9)	2.2	(12.0)	(0.6)
Change in fair value of derivatives	(1.4)	0.8	(1.1)	0.1
Total other comprehensive gain (loss)	(10.3)	3.0	(13.1)	(0.5)
Other comprehensive income, attributable to noncontrolling interests	3.4	0.9	6.3	1.5
Comprehensive income (loss) attributable to UCT	$(35.4)	$20.1	$(10.3)	$41.6

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 1,	June 25,
(In millions)	2022	2021
Cash flows from operating activities:
Net income	$9.1	$43.6
Adjustments to reconcile net income to net cash provided by operating activities (excluding assets acquired and liabilities assumed):
Depreciation and amortization	20.0	15.1
Amortization of intangible assets	15.7	14.4
Stock-based compensation	10.1	7.2
Amortization of debt issuance costs	1.9	1.4
Gain from insurance proceeds	—	(7.3)
Gain on disposal of fixed assets	(0.1)	—
Net loss on divestitures	56.6	—
Deferred income taxes	1.1	0.9
Change in the fair value of financial instruments	(1.1)	13.0
Others	—	0.2
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	2.8	(13.3)
Inventories	(43.2)	(41.3)
Prepaid expenses and other current assets	(2.9)	0.3
Other non-current assets	(1.0)	0.7
Accounts payable	(55.8)	80.8
Accrued compensation and related benefits	4.6	(1.1)
Income taxes payable	(2.5)	0.9
Operating lease assets and liabilities	(2.3)	(0.6)
Other liabilities	1.3	3.8
Net cash provided by operating activities	14.3	116.7
Cash flows from investing activities:
Purchases of property, plant and equipment	(46.5)	(22.7)
Proceeds from sale of equipment, including insurance proceeds	0.4	7.4
Settlement of forward contracts in conjunction with the acquisition of Ham-Let	—	(10.4)
Divestiture of subsidiaries	(0.3)	—
Acquisition of business, net of cash acquired	—	(344.8)
Net cash used in investing activities	(46.4)	(370.5)
Cash flows from financing activities:
Proceeds from bank borrowings	4.7	371.5
Proceeds from issuance of common stock	0.7	193.1
Principal payments on bank borrowings and finance leases	(10.5)	(43.4)
Payments of debt issuance costs	—	(8.9)
Payments of dividends to a joint venture shareholder	(0.3)	(0.1)
Employees' taxes paid upon vesting of restricted stock units	(3.8)	(7.0)
Net cash provided by (used in) financing activities	(9.2)	505.2
Effect of exchange rate changes on cash and cash equivalents	(3.8)	(0.3)
Net increase (decrease) in cash and cash equivalents	(45.1)	251.1
Cash and cash equivalents at beginning of period	466.5	200.3
Cash and cash equivalents at end of period	$421.4	$451.4
Supplemental cash flow information:
Income taxes paid, net of income tax refunds	$16.5	$10.8
Interest paid	$13.8	$8.1
Non-cash investing and financing activities:
Property, plant and equipment purchased included in accounts payable and other liabilities	$4.4	$4.7

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended
	July 1, 2022
	Common Stock		Additional Paid-in	Treasury shares		Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
(In millions)	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity of UCT	Interests	Equity
Balance April 1, 2022	45.0	$0.1	$520.5	0.6	$(3.3)	$365.3	$(3.0)	$879.6	$46.7	$926.3
Issuance under employee stock plans	0.5	—	0.7	—	—	—	—	0.7	—	0.7
Employees' taxes paid upon vesting of restricted stock units	(0.1)	—	(3.8)	—	—	—	—	(3.8)	—	(3.8)
Stock-based compensation expense	—	—	4.5	—	—	—	—	4.5	—	4.5
Net income	—	—	—	—	—	(25.1)	—	(25.1)	3.4	(21.7)
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Other comprehensive gain (loss)	—	—	—	—	—	—	(10.3)	(10.3)	—	(10.3)
Balance July 1, 2022	45.4	$0.1	$521.9	0.6	$(3.3)	$340.2	$(13.3)	$845.6	$49.9	$895.5

	Six Months Ended
	July 1, 2022
	Common Stock		Additional Paid-in	Treasury shares		Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
(In millions)	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity of UCT	Interests	Equity
Balance December 31, 2021	44.9	$0.1	$514.9	0.6	$(3.3)	$337.4	$(0.2)	$848.9	$43.8	$892.7
Issuance under employee stock plans	0.6	—	0.7	—	—	—	—	0.7	—	0.7
Employees' taxes paid upon vesting of restricted stock units	(0.1)	—	(3.8)	—	—	—	—	(3.8)	—	(3.8)
Stock-based compensation expense	—	—	10.1	—	—	—	—	10.1	—	10.1
Net income	—	—	—	—	—	2.8	—	2.8	6.3	9.1
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Other comprehensive gain (loss)	—	—	—	—	—	—	(13.1)	(13.1)	—	(13.1)
Balance July 1, 2022	45.4	$0.1	$521.9	0.6	$(3.3)	$340.2	$(13.3)	$845.6	$49.9	$895.5

	Three Months Ended
	June 25, 2021
	Common Stock		Additional Paid-in	Treasury shares		Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
(In millions)	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity of UCT	Interests	Equity
Balance March 26, 2021	40.6	$0.1	$316.3	0.6	$(3.3)	$242.9	$1.6	$557.6	$19.0	$576.6
Issuance of common stock in public offering	3.7	—	192.8	—	—	—	—	192.8	—	192.8
Issuance under employee stock plans	0.6	—	0.3	—	—	—	—	0.3	—	0.3
Employees' taxes paid upon vesting of restricted stock units	(0.1)	—	(7.0)	—	—	—	—	(7.0)	—	(7.0)
Stock-based compensation expense	—	—	3.7	—	—	—	—	3.7	—	3.7
Noncontrolling interests from acquisition of Ham-let	—	—	—	—	—	—	—	—	1.2	1.2
Net income	—	—	—	—	—	17.1	—	17.1	0.9	18.0
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	0.1	0.1
Other comprehensive gain (loss)	—	—	—	—	—	—	3.0	3.0	—	3.0
Balance June 25, 2021	44.8	$0.1	$506.1	0.6	$(3.3)	$260.0	$4.6	$767.5	$21.2	$788.7

	Six Months Ended
	June 25, 2021
	Common Stock		Additional Paid-in	Treasury shares		Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
(In millions)	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity of UCT	Interests	Equity
Balance December 25, 2020	40.6	$0.1	$312.8	0.6	$(3.3)	$217.9	$5.1	$532.6	$18.6	$551.2
Issuance of common stock in public offering	3.7	—	192.8	—	—	—	—	192.8	—	192.8
Issuance under employee stock plans	0.6	—	0.3	—	—	—	—	0.3	—	0.3
Employees' taxes paid upon vesting of restricted stock units	(0.1)	—	(7.0)	—	—	—	—	(7.0)	—	(7.0)
Stock-based compensation expense	—	—	7.2	—	—	—	—	7.2	—	7.2
Noncontrolling interests from acquisition of Ham-let	—	—	—	—	—	—	—	—	1.2	1.2
Net income	—	—	—	—	—	42.1	—	42.1	1.5	43.6
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Other comprehensive gain (loss)	—	—	—	—	—	—	(0.5)	(0.5)	—	(0.5)
Balance June 25, 2021	44.8	$0.1	$506.1	0.6	$(3.3)	$260.0	$4.6	$767.5	$21.2	$788.7

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization — Ultra Clean Holdings, Inc., (the “Company” or “UCT”) was incorporated in Delaware in November 2002 and became a publicly traded company on the NASDAQ Global Market in March 2004. Ultra Clean Holdings, Inc. is a leading developer and supplier of critical subsystems, components, parts, and ultra-high purity cleaning and analytical services, primarily for the semiconductor industry. UCT offers its customers an integrated outsourced solution for major subassemblies, improved design-to-delivery cycle times, design for manufacturability, prototyping and part and component manufacturing, as well as tool chamber parts cleaning and coating, and micro-contamination analytical services. The Company has two reportable segments: Products and Services. The Company’s Products business primarily designs, engineers and manufactures production tools, components and parts, and modules and subsystems for the semiconductor and display capital equipment markets. Products include chemical delivery modules, frame assemblies, gas delivery systems, fluid delivery systems, precision robotics, process modules as well as other high-level assemblies. The Company’s Services business provides ultra-high purity parts cleaning, process tool part recoating, surface encapsulation and high sensitivity micro contamination analysis primarily for the semiconductor device makers and wafer fabrication equipment markets. In 2021, the Company completed the acquisition of Ham-Let (Israel-Canada) Ltd. (“Ham-Let” or “Fluid Solutions”). Fluid Solutions engages in the development, manufacturing and marketing of innovative control valves, fittings, and hoses for the control and monitoring of industrial systems in a variety of markets, including the semiconductor market, and is included in the Products reportable segment. These products are primarily used in ultra clean gas delivery systems as well as other systems for the transmission of liquids and gases. During the second quarter of 2022, the Company divested certain non-core subsidiary entities of Ham-Let. See Note 3 for further discussion.

Basis of Presentation — The unaudited Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q include the accounts of the Company and its majority-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). This financial information reflects all adjustments which are, in the opinion of the Company, normal, recurring and necessary for the fair financial statement presentation for the dates and periods presented. Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with GAAP, have been condensed or omitted from the interim financial statements in this Quarterly Report on Form 10-Q. Therefore, these unaudited financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Noncontrolling interests — Noncontrolling interests are recognized to reflect the portion of the equity of the majority-owned subsidiaries which is not attributable, directly or indirectly, to the controlling stockholder. The Company’s consolidated entities include partially-owned entities, which are (1) Cinos Co., Ltd (“Cinos Korea”), a South Korean company that provides outsourced cleaning and recycling of precision parts for the semiconductor industry through its operating facilities in South Korea and whose results the Company consolidates, (2) Cinos Xian Clean Technology, Ltd. (“Cinos China”), a Chinese entity that is majority owned by Cinos Korea and (3) Rovac Pte, Ltd (“Rovac”), a Singaporean Company that is majority owned by Ham-Let. The interest held by others in Cinos Korea, in Cinos China and in Rovac are presented as noncontrolling interests in the accompanying Condensed Consolidated Financial Statements. The noncontrolling interests will continue to be attributed its share of gains and losses even if that attribution results in a deficit noncontrolling interest balance. See Note 11 for further discussion.

Segments — The Financial Accounting Standards Board’s (“FASB”) guidance regarding disclosure about segments in an enterprise and related information establishes standards for the reporting by public business enterprises of information about reportable segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the manner in which management organizes the reportable segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision-maker is the Chief Executive Officer. The Company operates two reportable segments: Products and Services. The Company has three operating segments as of July 1, 2022 with two operating segments within the Product reportable segment and one operating segment within the Services reportable segment. See Note 16 of the Notes to the Condensed Consolidated Financial Statements.

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

The Company’s most significant customers (having individually accounted for 10% or more of revenues) and their related revenues as a percentage of total revenues were as follows:

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2022	2021	2022	2021
Lam Research Corporation	41.0%	38.3%	39.1%	41.6%
Applied Materials, Inc.	22.7%	24.1%	22.9%	23.9%
Total	63.7%	62.4%	62.0%	65.5%

Two customers’ accounts receivable balances, Lam Research Corporation and Applied Materials, Inc., were individually greater than 10% of accounts receivable as of July 1, 2022 and December 31, 2021, and in the aggregate approximately 37.0% and 39.0% of total accounts receivable, respectively.

Fair Value of Measurements — The Company measures its cash equivalents, derivative contracts, pension obligation and common stock purchase obligation (prior to the reclass to non-controlling interests) at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:

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

Leases — The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement and reassesses that conclusion if the arrangement is modified. When the Company determines the arrangement is a lease, or contains a lease, at lease inception, it then determines whether the lease is an operating lease or a finance lease. Operating and finance leases with lease terms of greater than one year result in the Company recording a right-of-use ("ROU") asset and lease liability on its balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are initially recognized based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses the implicit interest rate if readily determinable or when the implicit interest rate is not readily determinable, the Company uses its incremental borrowing rate. The incremental borrowing rate is not a commonly quoted rate and is derived through a combination of inputs including the Company’s credit rating and the impact of full collateralization. The incremental borrowing rate is based on the Company’s collateralized borrowing capabilities over a similar term of the lease payments. The Company utilizes the incremental borrowing rate based on bank loan rates at the respective locations for leases where appropriate and the consolidated group bank loan rate where the Company does not have local bank financings. The operating lease ROU asset also includes any lease payments made prior to the adoption of ASC 842 and excludes any lease incentives. Specific lease terms used in computing the ROU assets and lease liabilities may include options to extend or terminate the lease when the Company believes it is reasonably certain that it will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Operating leases are included in operating lease ROU assets, other current liabilities, and long-term operating lease liabilities on the Company’s consolidated balance sheet. The Company’s finance leases at July 1, 2022 and December 31, 2021 were not significant.

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

Defined Benefit Pension Plan — The Company has several noncontributory defined benefit pension plans covering substantially all of the employees of three of its foreign entities upon termination of their employee services. The benefits for these plans are based on expected years of service and average compensation. The net period costs are recognized as employees render the services necessary to earn the postretirement benefits. The Company records annual amounts relating to the pension plan based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, compensation increases and turnover rates. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current and expected rates of return and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in accumulated other comprehensive gain (loss) and amortized to net periodic cost over future periods using the corridor method. The Company believes that the assumptions utilized in recording its obligations under the plan are reasonable based on its experience and market conditions. For further discussion of the Company’s defined benefit pension plan see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

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

Stock-Based Compensation Expense — The Company maintains stock-based compensation plans which allow for the issuance of equity-based awards to directors and certain employees. These equity-based awards include restricted stock awards (“RSAs”), performance stock units ("PSUs") and restricted stock units (“RSUs”). The RSAs and RSUs use the closing price of stock price on the day preceding the grant date as a proxy for fair value and compensation expense. The PSUs contain market conditions, and compensation expense is measured using a Monte Carlo simulation model and recognized over the derived service period based on the expected market performance as of the grant date. The Company also maintains an employee stock purchase plan (“ESPP”) that provides for the issuance of shares to all eligible employees of the Company at a discounted price. See Note 12 for further discussion.

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

The unaudited pro forma consolidated results of operations for the six months ended June 25, 2021 (in millions, except per share amounts) are summarized as follows:

Six Months Ended
June 25,
2021
(In millions, except per share amounts)
Revenues	$989.1
Net income	$54.1
Basic income per share	$1.29
Diluted income per share	$1.26

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

3. BUSINESS DIVESTITURE

During the second quarter of 2022, the Company executed the sale of two of its non-semiconductor operating subsidiaries and committed to a plan to sell its majority interest in a third Fluid Solutions subsidiary which is classified as held-for-sale, and presented in Prepaid expenses and other current assets of the Condensed Consolidated Balance Sheets. This transaction is expected to close during the third quarter of 2022. Each of these entities is reported within the Products reportable segment. The Company is committed to improving capital efficiency while remaining focused on its core semiconductor business. As a result of these divestitures, the Company recorded a net loss of $56.6 million which was recorded in the Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2022. The recorded loss includes the write-off of intangible assets, net, goodwill and net assets of $22.6 million, $17.8 million and $16.2 million, respectively. Goodwill has been allocated to the divestitures based on the relative fair value of each component in relation to its respective reporting unit. See Note 6 Goodwill and Intangible Assets for further discussion.

4. BALANCE SHEET INFORMATION

Inventories consisted of the following:

	July 1,	December 31,
(In millions)	2022	2021
Raw materials	$244.7	$220.9
Work in process	108.6	102.5
Finished goods	51.8	55.8
Total	$405.1	$379.2

Property, plant and equipment, net, consisted of the following:

	Useful Life	July 1,	December 31,
(In millions)	(in years)	2022	2021
Land	n/a	$4.4	$4.7
Buildings	50	57.4	52.1
Leasehold improvements	*	68.1	67.3
Machinery and equipment	5-10	137.8	132.6
Computer equipment and software	3-10	59.0	57.7
Furniture and fixtures	5	5.5	5.2
		332.2	319.6
Accumulated depreciation		(131.0)	(116.0)
Construction in progress		47.4	38.7
Total		$248.6	$242.3

* Lesser of estimated useful life or remaining lease term

5. FAIR VALUE MEASUREMENTS

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

		Fair Value Measurement at
		Reporting Date Using
Description	July 1, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other liabilities:
Forward contracts	$2.0	$—	$2.0	$—
Pension obligation	$3.0	$—	$—	$3.0

		Fair Value Measurement at
		Reporting Date Using
Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other liabilities:
Forward contracts	$0.8	$—	$0.8	$—
Pension obligation	$4.0	$—	$—	$4.0

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

There were no transfers from Level 1 or Level 2. Fair value adjustments were noncash, and therefore did not impact the Company’s liquidity or capital resources. Qualitative information about Level 3 fair value measurements is as follows:

	July 1,	Valuation	Unobservable
	2022	Techniques	Input	Range/Multiple
(Dollars in millions, except rate/multiple)
Pension obligation	$3.0	Projected unit credit method	Discount rate	2.1% to 2.7%
			Rate on return	1.7% to 2.1%
			Salary increase rate	2.0% to 3.0%

Following is a summary of the Level 3 activity:

(In millions)	Pension obligation
As of December 31, 2021	$4.0
Benefits, payments and other adjustments	(1.0)
As of July 1, 2022	$3.0

6. GOODWILL AND INTANGIBLE ASSETS

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

In connection with the divestiture of certain Ham-Let subsidiaries during the second quarter of 2022, the Company wrote off goodwill and intangible assets, net, of $17.8 million and $22.6 million, respectively.

Details of aggregate goodwill of the Company are as follows:

(In millions)	Products	Services	Total
Balance at December 31, 2021	$196.5	$73.5	$270.0
Adjustments	(1.5)	—	(1.5)
Divestiture of subsidiaries	(17.8)	—	(17.8)
Balance at July 1, 2022	$177.2	$73.5	$250.7

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

Details of intangible assets were as follows:

		As of July 1, 2022			As of December 31, 2021
		Gross			Gross
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(Dollars in millions)	(in years)	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	6 - 10	$173.5	$(73.6)	$99.9	$188.4	$(66.9)	$121.5
Tradenames	4 - 6*	33.2	(17.1)	16.1	36.8	(17.5)	19.3
Intellectual property/know-how	7 - 15	39.5	(14.3)	25.2	49.4	(13.1)	36.3
Recipes	20	73.2	(14.0)	59.2	73.2	(12.2)	61.0
Standard operating procedures	20	8.6	(1.6)	7.0	8.6	(1.4)	7.2
Backlog	1	3.1	(3.1)	—	4.3	(3.9)	0.4
Total		$331.1	$(123.7)	$207.4	$360.7	$(115.0)	$245.7

* The Company concluded that the asset life of UCT tradename of $9.0 million is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The Company amortizes its intangible assets on a straight-line or accelerated basis over the estimated economic life of the assets. Amortization expense was approximately $7.7 million and $15.7 million for the three and six months ended July 1, 2022, respectively and $9.5 million and $14.4 million for the three and six months ended June 25, 2021, respectively. Amortization expense related to recipes, standard operating procedures and certain intellectual property/know-how is charged to cost of revenues and the remainder is charged to general and administrative expense. As of July 1, 2022, future estimated amortization expense is expected to be as follows:

Amortization
(In millions)	Expense
2022 (remaining in year)	$14.6
2023	23.6
2024	22.8
2025	20.5
2026	19.4
Thereafter	97.5
Total	$198.4

7. BORROWING ARRANGEMENTS

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

The Term Loan has a maturity date of August 27, 2025, with monthly interest payments in arrears, quarterly principal payments of 0.625% of the outstanding principal balance as of March 31, 2021, with the remaining principal paid upon maturity. Under the Credit Facilities, the Company may elect that the Term Loan bear interest at a rate per annum equal to either (a) “ABR” (as defined in the Credit Agreement), plus the applicable margin or (b) the “Eurodollar Rate” (as defined in the Credit Agreement), based on LIBOR, plus the applicable margin. The applicable margin for the Term Loan is equal to a rate per annum to either (i) at any time that the Company’s corporate family rating is Ba3 (with a stable outlook) or higher from Moody’s and BB- (with a stable outlook) or higher from S&P, (x) 3.50% for such Eurodollar term loans and (y) 2.50% for such ABR term loans or (ii) at all other times, (x) 3.75% for such Eurodollar term loans and (y) 2.75% for such ABR term loans. Interest on the Term Loan is payable on (1) in the case of such ABR term loans, the last day of each calendar quarter and (2) in the case of such Eurodollar term loans, the last day of each relevant interest period and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period. On March 29, 2021, the Company elected that the Term Loan outstanding as of March 31, 2021 accrue interest based on the “Eurodollar Rate” for an initial interest period of one month. Pursuant to the Second Amendment to the Credit Agreement, the Credit Facilities contains customary LIBOR replacement provisions in the event LIBOR is discontinued. At July 1, 2022, the Company had an outstanding amount under the Term Loan of $547.2 million, gross of unamortized debt issuance costs of $11.5 million. As of July 1, 2022, the interest rate on the outstanding Term Loan was 5.4%.

The revolving credit facility has an initial available commitment of $65.0 million and a maturity date of August 27, 2023. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. Outstanding letters of credit reduce the availability of the revolving credit facility and, as of July 1, 2022, the Company had $61.6 million, net of $3.4 million of outstanding letters of credit available under this revolving credit facility.

The letter of credit facility has an initial available commitment of $50.0 million and a maturity date of August 27, 2023. The Company pays quarterly in arrears a fee equal to 2.5% (subject to certain adjustments to the Term Loan) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of July 1, 2022, the Company had $3.4 million of outstanding letters of credit with beneficiaries such as landlords of certain facility leases, insurance providers and government agencies making up the majority of the outstanding balance. The remaining available commitments are $46.6 million on the letter of credit facility.

The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. The Company was in compliance with all financial covenants as of the quarter ended July 1, 2022.

In 2020, Cinos China amended its existing credit agreement with a local bank that provide a term loan of RMB 10.0 million (approximately $1.5 million) with a maturity date of September 23, 2022 and an interest rate of 4.1%. As of July 1, 2022, Cinos China had an amount of RMB 8.0 million (approximately $1.2 million) outstanding under this credit facility.

FDS has a credit agreement with a local bank in the Czech Republic that provides for a revolving credit facility in the aggregate of up to 5.0 million euros (approximately $5.2 million). As of July 1, 2022, no debt was outstanding under this revolving credit facility.

Ham-Let has credit facilities with various financial institutions. As of July 1, 2022, Ham-Let had $9.4 million outstanding balance under the overdraft facility.

As of July 1, 2022, the Company’s total bank debt was $557.8 million, net of unamortized debt issuance costs of $11.5 million. As of July 1, 2022, the Company had $61.6 million, and $5.2 million available draw from its revolving credit facilities in the U.S., and Czech Republic, respectively.

The fair value of the Company’s long-term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The Company’s carrying value approximates fair value for the Company’s long-term debt.

8. INCOME TAX

The Company's effective tax rate was (66.9%) and 25.6% for the three months ended July 1, 2022 and June 25, 2021, respectively, and 65.8% and 23.2% for the six months ended July 1, 2022 and June 25, 2021. The Company’s income tax provision was $8.7 million and $6.2 million for the three months ended July 1, 2022 and June 25, 2021, respectively, and $17.3 and $13.2 million for the six months ended July 1, 2022 and June 25, 2021, respectively. The change in respective tax rates reflects, primarily, no tax benefit on the loss related to the divestitures during the second quarter, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates, and the impact of losses in jurisdictions with full federal and state valuation allowances.

Company management continuously evaluates the need for a valuation allowance and, as of July 1, 2022, concluded that a full valuation allowance on its U.S. federal and state and certain of its foreign deferred tax assets was still appropriate.

As of July 1, 2022 and June 25, 2021, the Company’s gross liability for unrecognized tax benefits, excluding interest, was $1.7 million and $1.3 million, respectively. Increases or decreases to interest and penalties on uncertain tax positions are included in the income tax provision in the Condensed Consolidated Statements of Operations. Although it is possible that some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

9. RETIREMENT PLANS

Defined Benefit Plan

Cinos Korea has a noncontributory defined benefit pension plan covering substantially all of its employees upon their retirement. Ham-Let has noncontributory defined benefit pension plans covering its employees in Israel upon their retirement. The benefits for these plans are based on expected years of service and average compensation. The net period costs are recognized as employees render the services necessary to earn the postretirement benefits. The Company records annual amounts relating to the pension plan based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, compensation increases and turnover rates. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current and expected rates of return and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in accumulated other comprehensive income and amortized to net periodic cost over future periods using the corridor method. The Company believes that the assumptions utilized in recording its obligations under the plan are reasonable based on its experience and market conditions.

As of July 1, 2022, the benefit obligation of the plan was $10.8 million and the fair value of the benefit plan assets is $7.8 million which are invested in several fixed deposit accounts with financial institutions. As of July 1, 2022, the unfunded balance of the plans of $3.0 million has been accrued by the Company and is included in other liabilities. Amounts recognized in accumulated other comprehensive gain (loss) as of July 1, 2022 are $0.3 million. The contributions to the plans by the Company and its subsidiaries during the period ended July 1, 2022 was nil.

As of July 1, 2022, the Company's future estimated payment obligations for the respective fiscal years are as follows:

(In millions)	Future payment
2022 (remaining in year)	$—
2023	0.6
2024	2.4
2025	0.8
2026	1.5
Thereafter	4.2
Total	$9.5

Employee Savings and Retirement Plan

The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all U.S. employees who meet certain eligibility requirements. Participants could elect to contribute to the 401(k) Plan, on a pre-tax basis, up to 25% of their salary to a maximum of the IRS limit. The Company matches 50.0% of participant salary up to 6.0% of employee contributions based upon eligibility. The Company made approximately $0.7 million and $1.6 million discretionary employer contributions to the 401(k) Plan for the three and six months ended July 1, 2022 and $0.7 million and $1.3 million for the three and six months ended June 25, 2021.

10. COMMITMENTS AND CONTINGENCIES

Commitment

The Company had commitments to various third parties to purchase inventories totaling approximately $689.4 million as of July 1, 2022.

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

Rovac Pte, Ltd., which is based in Singapore, is a majority-owned company of Ham-Let. The carrying value of the remaining interest held by the minority shareholder in Rovac is presented as non-controlling interests in the accompanying Condensed Consolidated Financial Statements. During the second quarter of 2022, the Company committed a plan to sell its majority interest, and as a result, the Company recorded a loss of $5.0 million related to the write-off of goodwill and intangible assets. The transaction is expected to be finalized during third quarter of 2022.

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

Stock-based compensation expense includes compensation costs related to estimated fair values of awards granted. The estimated fair value of the Company’s equity-based awards, net of expected forfeitures, is amortized on a straight-line basis over the awards’ vesting period and is adjusted for performance as it relates to PSUs. Under the current PSU program, which was effective beginning fiscal 2021, performance goals are set at the time of grant and performance is reviewed at the end of a three-year period. The percentage to be applied to each participant’s target award ranges from zero to 200% based upon the extent to which the financial performance goals are achieved. If specific performance threshold levels for the financial goals are met on an annual basis, the amount earned for that element will be applied to one-third of the participants’ PSU award granted to determine the number of total units earned.

At the end of the three-year performance period, the total units earned, if any, are adjusted by applying two modifiers, each ranging from 25% to (25)% based on (i) the Company’s relative total shareholder return (“TSR”) compounded annual growth rate (“CAGR”) which is based on the Company’s stock price changes relative to a group of peer companies and (ii) the “average annual difference in operating margin” is defined as non-GAAP operating margin divided by total revenue comparing the annual operating plan to actual results.

The following table shows the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
(In millions)	2022	2021	2022	2021
Cost of revenues (1)	$0.5	$0.4	$1.0	$0.9
Research and development	0.1	-	0.2	0.1
Sales and marketing	0.3	0.4	0.6	0.7
General and administrative	3.6	2.9	8.3	5.5
	4.5	3.7	10.1	7.2
Income tax benefit	(3.0)	(0.9)	(6.6)	(1.7)
Stock-based compensation expense, net of tax	$1.5	$2.8	$3.5	$5.5

(1)
Stock-based compensation expense capitalized in inventory for the three and six months ended July 1, 2022 and June 25, 2021 and June 25, 2021 was not significant.

For the three and six months ended July 1, 2022, 0.4 million and 0.5 million RSUs were granted with a weighted average fair value of $31.93 and $33.49 per share, respectively, and for the three and six months ended June 25, 2021, 0.3 million and 0.4 million RSUs were granted with a weighted average fair value of $49.86 and $49.02 per share.

For the three and six months ended July 1, 2022, 98.0 and 98.0 thousand PSUs were granted.

As of July 1, 2022, approximately $34.9 million of unrecognized stock-based compensation cost related to employee and director awards which remains to be amortized on a straight-line basis over a weighted average period of 2.0 years, and will be adjusted for subsequent changes in future grants.

As of July 1, 2022, a total of 25.9 thousand RSAs were outstanding. The total unamortized expense of the Company’s unvested RSAs as of July 1, 2022 was $0.7 million.

The following table summarizes the Company’s combined RSU, PSU and RSA activity for the six months ended July 1, 2022:

(In millions)	Shares	Aggregate Fair Value
Unvested RSUs, PSUs and RSAs at December 31, 2021	1.2	$69.3
Granted	0.6	-
Vested	(0.6)	-
Forfeited	(0.1)	-
Unvested RSUs, PSUs and RSAs as of July 1, 2022	1.1	$34.1
Vested and expected to vest RSUs, PSUs and RSAs as of July 1, 2022	1.1	$34.1

Employee Stock Purchase Plan

The ESPP permits employees to purchase common stock at a discount through payroll withholdings at certain specified dates (purchase period) within a defined offering period. The purchase price is 85% of the fair market value of the common stock at the end of the purchase period and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the three and six months ended July 1, 2022, 24.4 thousand shares were issued under the ESPP, and the Company recorded $0.3 million of expense related to the ESPP for the three and six months ended July 1, 2022.

13. REVENUE RECOGNITION

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

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value-add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Certain of our customers may receive cash-based incentives, such as rebates or credits, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. As of July 1, 2022 and December 31, 2021, an accrual for unpaid customer rebates of $4.4 million and $5.1 million was included in accounts receivable on the Company’s Condensed Consolidated Balance Sheet. The Company's disaggregated revenues are apportioned by segments within the Company’s Condensed Consolidated Statement of Operations.

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

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2022	2021	2022	2021
Singapore	$237.0	$182.5	$447.5	$335.8
United States	193.2	$187.3	374.6	359.9
South Korea	45.4	36.7	87.0	63.3
China	27.8	25.4	56.4	41.4
Austria	28.7	20.6	57.1	39.3
Rest of the world	76.6	62.7	150.3	93.1
	$608.7	$515.2	$1,172.9	$932.8

14. LEASES

The Company leases offices, facilities and equipment in locations throughout the United States, Asia Pacific and EMEA.

The Company’s leases do not provide an implicit rate, thus the Company uses an estimated incremental borrowing rate in determining the present value of lease payments.

The components of lease expense were summarized as follows:

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
(Dollars in millions)	2022	2021	2022	2021
Operating lease cost	$5.9	$4.8	$11.0	$8.5
Short-term lease cost	0.3	0.5	1.0	0.9
Total lease cost	$6.2	$5.3	$12.0	$9.4

Operating cash flows from operating leases	$5.9	$5.5	$11.1	$9.2
Weighted-average remaining lease term – operating leases			3.4	1.8
Weighted-average discount rate – operating leases			4.8%	5.1%

Future minimum payments under operating leases as of July 1, 2022 were summarized as follows:

(In millions)	Operating Leases
2022 remaining	$12.7
2023	22.5
2024	18.2
2025	12.4
2026	10.1
Thereafter	27.1
Total minimum lease payments	103.0
Less: imputed interest	25.5
Lease liability	$77.5

15. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
(In millions, except share amounts)	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to UCT	$(25.1)	$17.1	$2.8	$42.1
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	45.2	43.3	45.1	41.9
Shares used in computation — diluted:
Weighted average common shares outstanding	45.2	43.3	45.1	41.9
Dilutive effect of common shares outstanding subject to repurchase	-	1.0	0.6	1.0
Shares used in computing diluted net income (loss) per share	45.2	44.3	45.7	42.9
Net income (loss) per share attributable to UCT — basic	$(0.56)	$0.39	$0.06	$1.00
Net income (loss) per share attributable to UCT — diluted	$(0.56)	$0.39	$0.06	$0.98

16. REPORTABLE SEGMENTS

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

Intercompany sales and associated profit are eliminated from segment results.

Segment Data

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2022	2021	2022	2021
Revenues:
Products	$532.0	$442.5	$1,018.9	$788.1
Services	76.7	72.7	154.0	144.7
Total segment revenues	$608.7	$515.2	$1,172.9	$932.8

Gross profit:
Products	$90.9	$74.6	$178.3	$136.6
Services	27.5	25.3	53.9	50.2
Total segment gross profit	$118.4	$99.9	$232.2	$186.8

Operating profit (loss):
Products	$(14.4)	$24.0	$23.3	$58.2
Services	8.9	7.9	17.0	14.1
Consolidated income (loss) from operations	$(5.5)	$31.9	$40.3	$72.3

			July 1,	December 31,
			2022	2021
Assets
Products			$1,672.3	$1,757.6
Services			273.1	267.8
Total segment assets			$1,945.4	$2,025.4

As of July 1, 2022, approximately $123.3 million and $61.1 million of the Company’s net long-lived assets were located in Asia Pacific and EMEA, respectively, and the remaining balances were located in the United States. At December 31, 2021, approximately $129.0 million and $53.4 million of the Company’s net long-lived assets were located in Asia Pacific and EMEA, respectively, and the remaining balances were located in the United States.

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

Overview

Ultra Clean Holdings, Inc., (“UCT”, the “Company” or “We”) is a leading developer and supplier of critical subsystems, components, parts, and ultra-high purity cleaning and analytical services, primarily for the semiconductor industry. UCT offers its customers an integrated outsourced solution for major subassemblies, improved design-to-delivery cycle times, design for manufacturability, prototyping and part and component manufacturing, as well as tool chamber parts cleaning and coating, and micro-contamination analytical services. We have two reportable segments: Products and Services. Our Products business primarily designs, engineers and manufactures production tools, components and parts, and modules and subsystems for the semiconductor and display capital equipment markets. Products include chemical delivery modules, frame assemblies, gas delivery systems, fluid delivery systems, precision robotics, process modules as well as other high-level assemblies. Our Services segment provides ultra-high purity parts cleaning, process tool part recoating, surface encapsulation and high sensitivity micro contamination analysis primarily for the semiconductor device makers and wafer fabrication equipment ("WFE") markets.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest December 31. Fiscal year 2022 is a 52-week period ending December 30, 2022, and fiscal year 2021 was a 53-week period ended December 31, 2021. The fiscal quarters ended July 1, 2022 and June 25, 2021 were both 13-week periods.

Discussion of Results of Operations for the Three and Six months ended July 1, 2022 Compared to the Three and Six months ended June 25, 2021

Revenues

	Three Months Ended			Six Months Ended
Revenues by Segment	July 1,	June 25,	Percent	July 1,	June 25,	Percent
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Products	$532.0	$442.5	20.2%	$1,018.9	$788.1	29.3%
Services	76.7	72.7	5.5%	154.0	144.7	6.4%
Total Revenues	$608.7	$515.2	18.1%	$1,172.9	$932.8	25.7%
Products as a percentage of total revenues	87.4%	85.9%		86.9%	84.5%
Services as a percentage of total revenues	12.6%	14.1%		13.1%	15.5%

Total Products revenues increased in the three and six months ended July 1, 2022, compared to the same periods in the prior year, primarily due to an increase in customer demand in the semiconductor industry, in particular, the wafer fabrication equipment industry and in part due to the inclusion of Fluid Solutions for the full three and six month periods in fiscal 2022, as compared to only three months in fiscal 2021. Total Services revenues increased in the three and six months ended July 1, 2022, compared to the same period in the prior year, primarily due to increases in demand across our customer base.

	Three Months Ended			Six Months Ended
Revenues by Geography	July 1,	June 25,	Percent	July 1,	June 25,	Percent
(Dollars in millions)	2022	2021	Change	2022	2021	Change
United States	$187.8	$163.0	15.2%	$371.8	$307.7	20.8%
International	420.9	352.2	19.5%	801.1	625.1	28.2%
Total Revenues	$608.7	$515.2	18.1%	$1,172.9	$932.8	25.7%
United States as a percentage of total revenues	30.9%	31.6%		31.7%	33.0%
International as a percentage of total revenues	69.1%	68.4%		68.3%	67.0%

On a geographic basis, revenues represent products shipped from or services performed at our U.S. and international locations. For the three and six month periods ended July 1, 2022, both U.S. and international revenues increased due to an overall global increase in semiconductor capital equipment and general industry demand.

Cost of Revenues

	Three Months Ended			Six Months Ended
Cost of Revenues by Segment	July 1,	June 25,	Percent	July 1,	June 25,	Percent
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Products	$441.1	$367.9	19.9%	$840.6	$651.5	29.0%
Services	49.2	47.4	3.8%	100.1	94.5	5.9%
Total Cost of Revenues	$490.3	$415.3	18.1%	$940.7	$746.0	26.1%
Products as a percentage of total Products revenues	82.9%	83.1%		82.5%	82.7%
Services as a percentage of total Services revenues	64.1%	65.2%		65.0%	65.3%

Total cost of revenues increased for the three and six months ended July 1, 2022 due to higher demand for both Products and Services and in part due to the inclusion of Fluid Solutions for the full three and six month periods in fiscal 2022, as compared to only three months in fiscal 2021.

Cost of Products revenues consists of purchased materials, direct labor and manufacturing overhead. Cost of Products revenues increased $73.2 million and $189.1 million for the three and six months ended July 1, 2022, respectively, compared to the same periods in the prior year. The increases were due to the inclusion of Fluid Solutions for the full three and six month periods in fiscal 2022, as compared to only three months in fiscal 2021, higher volume of sales driving increased material costs, as well as higher direct labor spending and overhead costs.

Cost of Services revenues consists of direct labor, manufacturing overhead and materials (such as chemicals, gases and consumables). Cost of Services revenues increased $1.8 million and $5.6 million for the three and six months ended July 1, 2022, respectively, compared to the same period in the prior year driven by higher volumes of service orders, resulting in an increase in labor costs (the largest component of Cost of Services), higher material costs and overhead costs.

Gross Margin

	Three Months Ended			Six Months Ended
Gross Profit by Segment	July 1,	June 25,	Percent	July 1,	June 25,	Percent
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Products	$90.9	$74.6	21.8%	$178.3	$136.6	30.5%
Services	27.5	25.3	8.7%	53.9	50.2	7.4%
Gross profit	$118.4	$99.9	18.5%	$232.2	$186.8	24.3%
Gross Margin by Segment
Products	17.1%	16.9%		17.5%	17.3%
Services	35.9%	34.8%		35.0%	34.7%
Total Company	19.5%	19.4%		19.8%	20.0%

Products and Services gross margins were generally consistent in the three and six month periods ended July 1, 2022, compared to the same periods in the prior year.

Research and Development

	Three Months Ended			Six Months Ended
	July 1,	June 25,	Percent	July 1,	June 25,	Percent
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Research and development	$7.2	$6.1	18.0%	$14.1	$10.3	36.9%
Research and development as a percentage of total revenues	1.2%	1.2%		1.2%	1.1%

Research and development expenses increased $1.1 million and $3.8 million in the three and six month periods ended July 1, 2022, respectively, compared to the same periods in the prior year, primarily due to the inclusion of Fluid Solutions for the full three and six month periods in fiscal 2022 as compared to only three months in fiscal 2021, and to an increase in personnel-related expenses associated with an increase in headcount.

Sales and Marketing

	Three Months Ended			Six Months Ended
	July 1,	June 25,	Percent	July 1,	June 25,	Percent
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Sales and marketing	$13.9	$12.7	9.4%	$27.7	$20.3	36.5%
Sales and marketing as a percentage of total revenues	2.3%	2.5%		2.4%	2.2%

Sales and marketing expenses increased $1.2 million and $7.4 million in the three and six month periods ended July 1, 2022, respectively, as compared to the same periods in the prior year primarily due to the inclusion of Fluid Solutions for a full three and six month periods in fiscal 2022 as compared to only three months in fiscal 2021, and an increase in personnel-related expenses associated with an increase in headcount.

General and Administrative

	Three Months Ended			Six Months Ended
	July 1,	June 25,	Percent	July 1,	June 25,	Percent
(Dollars in millions)	2022	2021	Change	2022	2021	Change
General and administrative	$46.2	$49.2	-6.1%	$93.5	$83.9	11.4%
General and administrative as a percentage of total revenues	7.6%	9.5%		8.0%	9.0%

General and administrative expenses decreased in the three month period ended July 1, 2022, compared to the same period in the prior year, mainly due to lower professional fees. General and administrative expenses increased in the six month period ended July 1, 2022, compared to the same period in the prior year, in part due to the inclusion of Fluid Solutions for the full six months in fiscal 2022, as compared to only three months in fiscal 2021, and to an increase in personnel-related expenses driven by higher headcount and bonuses.

Net loss on Divestitures

During the second quarter of 2022, the Company sold two of its non-core subsidiary entities and committed to a plan to sell its majority interest in a third subsidiary entity of Ham-Let which is expected to close during the third quarter of 2022. As a result of these divestitures, the Company recorded a loss of $56.6 million which was recorded in the Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2022.

Interest and Other Income (Expense), net

	Three Months Ended			Six Months Ended
	July 1,	June 25,	Percent	July 1,	June 25,	Percent
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Interest income	$0.1	$0.1	0.0%	$0.2	$0.2	0.0%
Interest expense	$(7.3)	$(7.1)	2.8%	$(13.7)	$(10.7)	28.0%
Other income (expense), net	$(0.3)	$(0.7)	-57.1%	$(0.4)	$(5.0)	-92.0%

Interest expense increased in the three and six months ended July 1, 2022, compared to the same periods in the prior year, due primarily to higher interest rates resulting from higher LIBOR rates.

Other income (expense), net, decreased $0.4 million and $4.6 million in the three and six month periods ended July 1, 2022, respectively, compared to the same periods in the prior year. The other expense is generally consistent for the three months ended July 1, 2022.

The decrease in the six months ended July 1, 2022 compared to the same period in the previous year is mainly due to the absence of an $11.6 million loss in the fair value of forward contracts related to the non-U.S. dollar-denominated acquisition price of Ham-Let, and the absence of insurance proceeds of $7.3 million received for the reimbursement of our losses in the Cinos Korea fire.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	July 1,	June 25,	Percent	July 1,	June 25,	Percent
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Provision for income taxes	$8.7	$6.2	40.3%	$17.3	$13.2	31.1%
Effective tax rate	-66.9%	25.6%		65.5%	23.2%

The effective tax rate for the three and six months ended July 1, 2022 includes the effects of the mandatory capitalization and amortization of research and development expenses incurred in 2022, as required by the 2017 Tax Cuts and Jobs Act. If the mandatory capitalization requirement is deferred or repealed by a change in law, our effective tax rate in 2022 and our cash tax liabilities could be lower.

Company management continuously evaluates the need for a valuation allowance on its deferred tax assets and, as of July 1, 2022, concluded that a full valuation allowance on its federal, state and certain of its foreign deferred tax assets remained appropriate.

Liquidity and Capital Resources

Cash and cash Equivalents

The following table summarizes our cash and cash equivalents:

	July 1,	December 31,	Increase
(In millions)	2022	2021	(Decrease)
Total cash and cash equivalents	$421.4	$466.5	-9.7%

The following table summarizes the Condensed Consolidated Statements of Cash Flow information:

	Six Months Ended
	July 1,	June 25,
(In millions)	2022	2021
Net cash flow provided by (used in):
Operating activities	$14.3	$116.7
Investing activities	(46.4)	(370.5)
Financing activities	(9.2)	505.2
Effects of exchange rate changes on cash and cash equivalents	(3.8)	(0.3)
Net increase in cash and cash equivalents	$(45.1)	$251.1

Our primary cash inflows and outflows were as follows:

•
For the six months ended July 1, 2022, we generated cash of $14.3 million compared to $116.7 million for the six months ended June 25, 2021. The lower net cash from operating activities was driven by a $129.2 million increase in the net unfavorable change from operating assets and liabilities and a $34.5 million decrease in net income, offset in part by a $59.3 million increase from non-cash items (which includes the net loss on divestitures of $56.6 million).
•
The major contributors to the net change in operating assets and liabilities, for the six months ended July 1, 2022 were as follows:
o
Accounts payable decreased $136.6 million, income taxes payable decreased $3.4 million, accrued compensation and related benefits increased $5.7 million, primarily due to the timing of payments.
o
Accounts receivable decreased $16.1 million primarily due to the timing of collections.
•
During the six months ended July 1, 2022, net cash used in investing activities was $46.4 million compared to $370.5 million provided in the six months ended June 25, 2021. The change is primarily due to absence of $355.2 million cash paid related to the acquisition of Ham-Let, $23.8 million higher purchases of property, plant and equipment, and the absence of insurance proceeds of $7.3 million in the current period compared to the comparative period in the prior year.
•
During the six months ended July 1, 2022, cash used in financing activities was $9.2 million, and cash provided by financing activities was $505.2 million in the six months ended June 25, 2021. The change is mainly due to $355.0 million of debt added to the term loan facility and $193.1 million of net proceeds from the equity offering in the prior year, offset by differences in principal payments on bank borrowings.

We believe we have sufficient capital to fund our working capital needs, satisfy our debt obligations, maintain our existing capital equipment, purchase new capital equipment and make strategic acquisitions from time to time. As of July 1, 2022, we had cash of $421.4 million compared to $466.5 million as of December 31, 2021. Our cash and cash equivalents, cash generated from operations, and amounts available under our revolving line of credit described below were our principal sources of liquidity as of July 1, 2022.

Our subsidiary Ham-Let, has an existing factoring arrangement with a financial institution in which a portion of its accounts receivable are sold on a non-recourse basis. For the six months ended July 1, 2022, Ham-Let factored $7.9 million under this arrangement.

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

As of July 1, 2022, we have cash of approximately $336.3 million in our foreign subsidiaries. It is not practicable to determine the tax liability that might be incurred if the undistributed earnings of these foreign subsidiaries were to be distributed. For undistributed earnings of foreign subsidiaries which are not considered indefinitely reinvested, deferred taxes have been accrued.

Borrowing Arrangements

The following table summarizes our borrowings:

	July 1, 2022
(Dollars in millions)	Amount	Weighted- Average Interest Rate
U.S. Term Loan	$547.2	5.4%
Ham-Let Credit Facilities	9.4	4.1%
Cinos China Credit Facilities	1.2	4.1%
Debt issuance costs	(11.5)
	$546.3

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

The Term Loan has a maturity date of August 27, 2025, with monthly interest payments in arrears, quarterly principal payments of 0.625% of the outstanding principal balance as of March 31, 2021, with the remaining principal paid upon maturity. Under the Credit Facilities, the Company may elect that the Term Loan bear interest at a rate per annum equal to either (a) “ABR” (as defined in the Credit Agreement), plus the applicable margin or (b) the “Eurodollar Rate” (as defined in the Credit Agreement), based on LIBOR, plus the applicable margin. The applicable margin for the Term Loan is equal to a rate per annum to either (i) at any time that the Company’s corporate family rating is Ba3 (with a stable outlook) or higher from Moody’s and BB- (with a stable outlook) or higher from S&P, (x) 3.50% for such Eurodollar term loans and (y) 2.50% for such ABR term loans or (ii) at all other times, (x) 3.75% for such Eurodollar term loans and (y) 2.75% for such ABR term loans. Interest on the Term Loan is payable on (1) in the case of such ABR term loans, the last day of each calendar quarter and (2) in the case of such Eurodollar term loans, the last day of each relevant interest period and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period. On March 29, 2021, the Company elected that the Term Loan outstanding as of March 31, 2021 accrue interest based on the “Eurodollar Rate” for an initial interest period of one month. Pursuant to the Second Amendment to the Credit Agreement, the Credit Facilities contains customary LIBOR replacement provisions in the event LIBOR is discontinued. At July 1,

2022, the Company had an outstanding amount under the Term Loan of $547.2 million, gross of unamortized debt issuance costs of $11.5 million. As of July 1, 2022, the interest rate on the outstanding Term Loan was 5.4%.

The revolving credit facility has an initial available commitment of $65.0 million and a maturity date of August 27, 2023. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. Outstanding letters of credit reduce the availability of the revolving credit facility and, as of July 1, 2022, the Company had $61.6 million, net of $3.4 million of outstanding letters of credit available under this revolving credit facility.

The letter of credit facility has an initial available commitment of $50.0 million and a maturity date of August 27, 2023. The Company pays quarterly in arrears a fee equal to 2.5% (subject to certain adjustments to the Term Loan) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of July 1, 2022, the Company had $3.4 million of outstanding letters of credit with beneficiaries such as landlords of certain facility leases, insurance providers and government agencies making up the majority of the outstanding balance. The remaining available commitments are $46.6 million on the letter of credit facility.

The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. The Company was in compliance with all financial covenants as of the quarter ended July 1, 2022.

In 2020, Cinos China amended its existing credit agreement with a local bank that provide a term loan of RMB 10.0 million (approximately $1.5 million) with a maturity date of September 23, 2022 and an interest rate of 4.1%. As of July 1, 2022, Cinos China had an amount of RMB 8.0 million (approximately $1.2 million) outstanding under this credit facility.

FDS has a credit agreement with a local bank in the Czech Republic that provides for a revolving credit facility in the aggregate of up to 5.0 million euros (approximately $5.2 million). As of July 1, 2022, no debt was outstanding under this revolving credit facility.

Ham-Let has credit facilities with various financial institutions. As of July 1, 2022, Ham-Let had $9.4 million outstanding balance under the overdraft facility.

As of July 1, 2022, the Company’s total bank debt was $557.8 million, net of unamortized debt issuance costs of $11.5 million. As of July 1, 2022, the Company had $61.6 million, and $5.2 million available draw from its revolving credit facilities in the U.S., and Czech Republic, respectively.

The fair value of the Company’s long-term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The Company’s carrying value approximates fair value for the Company’s long-term debt.

Capital Expenditures

Capital expenditures were $36.4 million during the six months ended July 1, 2022 and were primarily attributable to the capital invested in our manufacturing facilities worldwide as well as costs associated with the ongoing design and implementation of our new enterprise resource planning system. The Company’s anticipated capital expenditures for the remainder of 2022, are expected to be financed primarily from our cash flow generated from operations.

Contractual Obligations

The Company had commitments to various third parties to purchase inventories totaling approximately $689.4 million as of July 1, 2022.

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification against certain liabilities to our customers, which may include claims of losses by their own customers resulting out of property damages, bodily injuries or deaths, or infringement of intellectual property rights by our products. Our potential liability arising out of intellectual property infringement claims by any third party is generally uncapped. As of July 1, 2022, we have not incurred any significant costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting during the second fiscal quarter ended July 1, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a) Exhibits

The following exhibits are filed with this quarterly Report on Form 10-Q for the quarter ended July 1, 2022:

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
Date: August 9, 2022

	By:	/S/ JAMES P. SCHOLHAMER
	Name:	James P. Scholhamer
	Title:	Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

Date: August 9, 2022

	By:	/S/ SHERI SAVAGE
	Name:	Sheri Savage
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)