Form 10-Q
period 2022-09-30
Ultra Clean Holdings, Inc.
filed 2022-11-09
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Number of shares outstanding of the issuer’s common stock as of November 4, 2022: 45,496,642

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In millions, except par value)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$453.5	$466.5
Accounts receivable, net of allowance for doubtful accounts of $1.1 and $0.3 at September 30, 2022 and December 31, 2021, respectively	236.0	250.1
Inventories	405.1	379.2
Prepaid expenses and other current assets	41.5	41.3
Total current assets	1,136.1	1,137.1
Property, plant and equipment, net	242.3	242.3
Goodwill	248.8	270.0
Intangible assets, net	194.8	245.7
Deferred tax assets, net	37.3	37.6
Operating lease right-of-use assets	87.2	83.4
Other non-current assets	9.5	9.3
Total assets	$1,956.0	$2,025.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$20.1	$22.1
Accounts payable	271.3	332.9
Accrued compensation and related benefits	47.5	46.8
Operating lease liabilities	16.1	17.3
Other current liabilities	52.4	50.0
Total current liabilities	407.4	469.1
Bank borrowings, net of current portion	509.2	529.9
Deferred tax liabilities	54.9	54.9
Operating lease liabilities	69.0	65.9
Other liabilities	13.4	12.9
Total liabilities	1,053.9	1,132.7
Commitments and contingencies (See Note 10)
Equity:
UCT stockholders’ equity:
Preferred stock — $0.001 par value, 10.0 shares authorized; none outstanding	—	—
Common stock — $0.001 par value, 90.0 shares authorized; 45.4 shares and 44.9 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	0.1	0.1
Additional paid-in capital	526.5	514.9
Common shares held in treasury, at cost, 0.6 shares at September 30, 2022 and December 31, 2021	(3.3)	(3.3)
Retained earnings	349.9	337.4
Accumulated other comprehensive loss	(16.5)	(0.2)
Total UCT stockholders' equity	856.7	848.9
Noncontrolling interests	45.4	43.8
Total equity	902.1	892.7
Total liabilities and stockholders' equity	$1,956.0	$2,025.4

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
(In millions, except per share amounts)	2022	2021	2022	2021
Revenues:
Products	$556.3	$482.0	$1,575.2	$1,270.1
Services	78.7	71.7	232.7	216.4
Total revenues	635.0	553.7	1,807.9	1,486.5
Cost of revenues:
Products	459.3	393.4	1,299.9	1044.9
Services	51.3	46.2	151.4	140.7
Total cost of revenues	510.6	439.6	1,451.3	1185.6
Gross profit	124.4	114.1	356.6	300.9
Operating expenses:
Research and development	7.4	6.5	21.5	16.8
Sales and marketing	13.5	13.8	41.2	34.1
General and administrative	46.4	43.2	139.9	127.1
Net loss on divestitures	20.8	-	77.4	-
Total operating expenses	88.1	63.5	280.0	178.0
Income from operations	36.3	50.6	76.6	122.9
Interest income	0.2	0.1	0.4	0.3
Interest expense	(9.4)	(6.9)	(23.1)	(17.6)
Other income (expense), net	(2.1)	(1.4)	(2.5)	(6.4)
Income before provision for income taxes	25.0	42.4	51.4	99.2
Provision for income taxes	12.1	8.4	29.4	21.6
Net income	12.9	34.0	22.0	77.6
Less: Net income attributable to noncontrolling interests	3.2	2.1	9.5	3.6
Net income attributable to UCT	$9.7	$31.9	$12.5	$74.0

Net income per share attributable to UCT common stockholders:
Basic	0.21	$0.71	$0.28	$1.73
Diluted	$0.21	$0.70	$0.28	$1.69
Shares used in computing net income per share:
Basic	45.4	44.8	45.2	42.8
Diluted	45.6	45.4	45.7	43.7

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
(In millions)	2022	2021	2022	2021
Net income	$12.9	$34.0	$22.0	$77.6
Other comprehensive loss:
Change in cumulative translation adjustment, net of tax	(10.5)	(3.5)	(22.5)	(4.1)
Change in fair value of derivatives, net of tax	(0.4)	(0.2)	(1.5)	(0.1)
Total other comprehensive loss	(10.9)	(3.7)	(24.0)	(4.2)
Comprehensive income (loss)	2.0	30.3	(2.0)	73.4
Comprehensive income (loss), attributable to noncontrolling interests	(4.5)	2.1	1.8	3.6
Comprehensive income (loss) attributable to UCT	$6.5	$28.2	$(3.8)	$69.8

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,	September 24,
(In millions)	2022	2021
Cash flows from operating activities:
Net income	$22.0	$77.6
Adjustments to reconcile net income to net cash provided by operating activities (excluding assets acquired and liabilities assumed):
Depreciation and amortization	29.7	24.0
Amortization of intangible assets	23.1	23.9
Stock-based compensation	14.8	11.5
Amortization of debt issuance costs	2.9	2.4
Gain from insurance proceeds	—	(7.3)
Net loss on divestitures	77.4	—
Deferred income taxes	0.8	0.8
Change in the fair value of financial instruments	(1.5)	13.0
Others	(0.1)	0.3
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	2.0	(35.4)
Inventories	(45.7)	(70.5)
Prepaid expenses and other current assets	(3.1)	(0.8)
Other non-current assets	(2.1)	(0.3)
Accounts payable	(43.9)	119.5
Accrued compensation and related benefits	2.1	7.0
Income taxes payable	(2.5)	1.0
Operating lease assets and liabilities	(1.4)	(0.3)
Other liabilities	11.5	3.6
Net cash provided by operating activities	86.0	170.0
Cash flows from investing activities:
Purchases of property, plant and equipment	(67.9)	(42.7)
Proceeds from sale of equipment, including insurance proceeds	0.3	7.6
Settlement of forward contracts in conjunction with the acquisition of Ham-Let	—	(10.4)
Divestiture of subsidiaries	3.4	—
Acquisition of business, net of cash acquired	—	(344.8)
Net cash used in investing activities	(64.2)	(390.3)
Cash flows from financing activities:
Proceeds from bank borrowings	4.7	394.7
Proceeds from issuance of common stock	0.7	193.1
Principal payments on bank borrowings	(27.8)	(93.9)
Payments of debt issuance costs	(0.7)	(8.9)
Payments of dividends to a joint venture shareholder	(0.2)	(0.1)
Employees' taxes paid upon vesting of restricted stock units	(3.9)	(7.0)
Net cash provided by (used in) financing activities	(27.2)	477.9
Effect of exchange rate changes on cash and cash equivalents	(7.6)	(0.9)
Net increase (decrease) in cash and cash equivalents	(13.0)	256.7
Cash and cash equivalents at beginning of period	466.5	200.3
Cash and cash equivalents at end of period	$453.5	$457.0
Supplemental cash flow information:
Income taxes paid, net of income tax refunds	$27.7	$15.1
Interest paid	$20.3	$14.4
Non-cash investing and financing activities:
Reclassification of common stock purchase obligation liability to noncontrolling interests	-	$16.4
Property, plant and equipment purchased included in accounts payable and other liabilities	$6.7	$6.3

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended
	September 30, 2022
	Common Stock		Additional Paid-in	Treasury shares		Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
(In millions)	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity of UCT	Interests	Equity
Balance July 1, 2022	45.4	$0.1	$521.9	0.6	$(3.3)	$340.2	$(13.3)	$845.6	$49.9	$895.5
Employees' taxes paid upon vesting of restricted stock units	—	—	(0.1)	—	—	—	—	(0.1)	—	(0.1)
Stock-based compensation expense	—	—	4.7	—	—	—	—	4.7	—	4.7
Net income	—	—	—	—	—	9.7	—	9.7	3.2	12.9
Other comprehensive loss	—	—	—	—	—	—	(3.2)	(3.2)	(7.7)	(10.9)
Balance September 30, 2022	45.4	$0.1	$526.5	0.6	$(3.3)	$349.9	$(16.5)	$856.7	$45.4	$902.1

	Nine Months Ended
	September 30, 2022
	Common Stock		Additional Paid-in	Treasury shares		Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
(In millions)	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity of UCT	Interests	Equity
Balance December 31, 2021	44.9	$0.1	$514.9	0.6	$(3.3)	$337.4	$(0.2)	$848.9	$43.8	$892.7
Issuance under employee stock plans	0.6	—	0.7	—	—	—	—	0.7	—	0.7
Employees' taxes paid upon vesting of restricted stock units	(0.1)		(3.9)	—	—	—	—	(3.9)	—	(3.9)
Stock-based compensation expense	—	—	14.8	—	—	—	—	14.8	—	14.8
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Net income	—	—	—	—	—	12.5	—	12.5	9.5	22.0
Other comprehensive loss	—	—	—	—	—	—	(16.3)	(16.3)	(7.7)	(24.0)
Balance September 30, 2022	45.4	$0.1	$526.5	0.6	$(3.3)	$349.9	$(16.5)	$856.7	$45.4	$902.1

	Three Months Ended
	September 24, 2021
	Common Stock		Additional Paid-in	Treasury shares		Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
(In millions)	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity of UCT	Interests	Equity
Balance June 25, 2021	44.8	$0.1	$506.1	0.6	$(3.3)	$260.0	$4.6	$767.5	$21.2	$788.7
Issuance under employee stock plans	0.1	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	4.3	—	—	—	—	4.3	—	4.3
Noncontrolling interests from acquisition of Ham-let	—	—	—	—	—	—	—	—	0.6	0.6
Net income	—	—	—	—	—	31.9	—	31.9	2.1	34.0
Reclassification of common stock purchase obligation liability upon modification of agreement (see Note 11)	—	—	—	—	—	—	—	—	16.4	16.4
Other comprehensive loss	—	—	—	—	—	—	(3.7)	(3.7)	—	(3.7)
Balance September 24, 2021	44.9	$0.1	$510.4	0.6	$(3.3)	$291.9	$0.9	$800.0	$40.3	$840.3

	Nine Months Ended
	September 24, 2021
	Common Stock		Additional Paid-in	Treasury shares		Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
(In millions)	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity of UCT	Interests	Equity
Balance December 25, 2020	40.6	$0.1	$312.8	0.6	$(3.3)	$217.9	$5.1	$532.6	$18.6	$551.2
Issuance of common stock in public offering	3.7	—	192.8	—	—	—	—	192.8	—	192.8
Issuance under employee stock plans	0.7	—	0.3	—	—	—	—	0.3	—	0.3
Employees' taxes paid upon vesting of restricted stock units	(0.1)	—	(7.0)	—	—	—	—	(7.0)	—	(7.0)
Stock-based compensation expense	—	—	11.5	—	—	—	—	11.5	—	11.5
Noncontrolling interests from acquisition of Ham-let	—	—	—	—	—	—	—	—	1.8	1.8
Net income	—	—	—	—	—	74.0	—	74.0	3.6	77.6
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Reclassification of common stock purchase obligation liability upon modification of agreement (see Note 11)	—	—	—	—	—	—	—	—	16.4	16.4
Other comprehensive loss	—	—	—	—	—	—	(4.2)	(4.2)	—	(4.2)
Balance September 24, 2021	44.9	$0.1	$510.4	0.6	$(3.3)	$291.9	$0.9	$800.0	$40.3	$840.3

ULTRA CLEAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization — Ultra Clean Holdings, Inc., (the “Company” or “UCT”) was incorporated in Delaware in November 2002 and became a publicly traded company on the NASDAQ Global Market in March 2004. Ultra Clean Holdings, Inc. is a leading developer and supplier of critical subsystems, components, parts, and ultra-high purity cleaning and analytical services, primarily for the semiconductor industry. UCT offers its customers an integrated outsourced solution for major subassemblies, improved design-to-delivery cycle times, design for manufacturability, prototyping and part and component manufacturing, as well as tool chamber parts cleaning and coating, and micro-contamination analytical services. The Company has two reportable segments: Products and Services. The Company’s Products business primarily designs, engineers and manufactures production tools, components and parts, and modules and subsystems for the semiconductor and display capital equipment markets. Products include chemical delivery modules, frame assemblies, gas delivery systems, fluid delivery systems, precision robotics, process modules as well as other high-level assemblies. The Company’s Services business provides ultra-high purity parts cleaning, process tool part recoating, surface encapsulation and high sensitivity micro contamination analysis primarily for the semiconductor device makers and wafer fabrication equipment markets. In 2021, the Company completed the acquisition of Ham-Let (Israel-Canada) Ltd. (“Ham-Let” or “Fluid Solutions”). Fluid Solutions engages in the development, manufacturing and marketing of innovative control valves, fittings, and hoses for the control and monitoring of industrial systems in a variety of markets, including the semiconductor market, and is included in the Products reportable segment. These products are primarily used in ultra clean gas delivery systems as well as other systems for the transmission of liquids and gases. In 2022, the Company divested certain non-core subsidiary entities of Ham-Let. See Note 3 for further discussion.

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

Segments — The Financial Accounting Standards Board’s (“FASB”) guidance regarding disclosure about segments in an enterprise and related information establishes standards for the reporting by public business enterprises of information about reportable segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the manner in which management organizes the reportable segments within the Company for making operational decisions and assessments of financial performance. The Company’s Chief Executive Officer is the chief operating decision-maker ("CODM"). The Company operates two reportable segments: Products and Services. The Company has three operating segments as of September 30, 2022 with two operating segments within the Product reportable segment and one operating segment within the Services reportable segment. See Note 16 of the Notes to the Condensed Consolidated Financial Statements.

Foreign Currency Translation and Remeasurement — The functional currency of the Products business’s foreign subsidiaries, excluding the subsidiaries of Ham-Let, is the U.S. Dollar. The functional currency of the Ham-Let subsidiaries in Singapore, United Kingdom, Taiwan and China, is their local currency, except for Israel, which is the U.S. Dollar. The functional currency of the Services division’s foreign subsidiaries is the local currency except for that of its Singapore, Scotland and Ireland entities, which is the U.S. dollar.

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

The Company’s most significant customers (having individually accounted for 10% or more of revenues) and their related revenues as a percentage of total revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2022	2021	2022	2021
Lam Research Corporation	40.0%	42.3%	39.4%	40.8%
Applied Materials, Inc.	24.2%	24.3%	23.4%	23.4%
Total	64.2%	66.6%	62.8%	64.2%

Two customers’ accounts receivable balances, Lam Research Corporation and Applied Materials, Inc., were individually greater than 10% of accounts receivable as of September 30, 2022 and December 31, 2021, and in the aggregate were approximately 35.7% and 39.0% of total accounts receivable, respectively.

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

Leases — The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement and reassesses that conclusion if the arrangement is modified. When the Company determines the arrangement is a lease, or contains a lease, at lease inception, it then determines whether the lease is an operating lease or a finance lease. Operating and finance leases with lease terms of greater than one year result in the Company recording a right-of-use ("ROU") asset and lease liability on its balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are initially recognized based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses the implicit interest rate if readily determinable or when the implicit interest rate is not readily determinable, the Company uses its incremental borrowing rate. The incremental borrowing rate is not a commonly quoted rate and is derived through a combination of inputs including the Company’s credit rating and the impact of full collateralization. The incremental borrowing rate is based on the Company’s collateralized borrowing capabilities over a similar term of the lease payments. The Company utilizes the incremental borrowing rate based on bank loan rates at the respective locations for leases where appropriate and the consolidated group bank loan rate where the Company does not have local bank financings. The operating lease ROU asset also includes any lease payments made prior to the adoption of ASC 842 and is reduced by any lease incentives. Specific lease terms used in computing the ROU assets and lease liabilities may include options to extend or terminate the lease when the Company believes it is reasonably certain that it will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Operating leases are included in operating lease ROU assets, other current liabilities, and long-term operating lease liabilities on the Company’s consolidated balance sheet. The Company’s finance leases at September 30, 2022 and December 31, 2021 were not significant.

Goodwill and Indefinite-Lived Intangible Assets — Goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually or more frequently if indicators of potential impairment exist. Intangible assets are presented at cost, net of accumulated amortization, and are amortized on either a straight-line method or on an accelerated method over their estimated future discounted cash flows. The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable, such as when reductions in demand or significant economic slowdowns in the semiconductor industry are present.

Deferred Debt Issuance Costs — Debt issuance costs incurred in connection with obtaining debt financing are deferred and presented as a direct deduction from Bank Borrowings in the accompanying Condensed Consolidated Balance Sheets. Deferred costs are amortized on an effective interest method basis over the contractual term.

Defined Benefit Pension Plan — The Company has several noncontributory defined benefit pension plans covering substantially all of the employees of two of its foreign entities upon termination of their employee services. The benefits for these plans are based on expected years of service and average compensation. The net period costs are recognized as employees render the services necessary to earn the postretirement benefits. The Company records annual amounts relating to the pension plan based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, compensation increases and turnover rates. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current and expected rates of return and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in accumulated other comprehensive gain (loss) and amortized to net periodic cost over future periods using the corridor method. The Company believes that the assumptions utilized in recording its obligations under the plan are reasonable based on its experience and market conditions. For further discussion of the Company’s defined benefit pension plan see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

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

In December 2020, the Company announced the acquisition of Ham-Let. The expected cash consideration for the equity valuation at that time was approximately 934.7 million Israeli New Shekel (“ILS”) or $287.1 million. US GAAP requires the recording of the purchase price of the acquired entity at the spot rate on acquisition date, rather than the cash amount hedged and paid. A loss of $10.4 million on the forward hedge contract was recorded in the accompanying Condensed Consolidated Statements of Operations as other income (expense), net for the nine month periods ended September 30, 2021.

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

The unaudited pro forma consolidated results of operations for the nine months ended September 24, 2021 (in millions, except per share amounts) are summarized as follows:

Nine Months Ended
September 24,
2021
(In millions, except per share amounts)
Revenues	$1,542.8
Net income	$87.8
Basic income per share	$2.05
Diluted income per share	$2.00

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

The unaudited pro forma combined financial information has been prepared by management for illustrative purposes only and are not necessarily indicative of the consolidated financial position or results of income in future periods or the results that would have been realized had UCT and Ham-Let been a combined company during the specified period. The unaudited pro forma combined financial information does not reflect any operating efficiencies and/or cost savings that the Company may achieve with respect to the combined companies or any liabilities that may result from integration activities.

3. BUSINESS DIVESTITURES

In 2022, the Company executed the sale of three of its non-semiconductor operating subsidiaries and committed to a plan to sell its majority interest in an entity of its Fluid Solutions subsidiary which is classified as held-for-sale and presented in Prepaid expenses and other current assets of the Condensed Consolidated Balance Sheets. This transaction is expected to close during the fourth quarter of 2022. Each of these entities is reported within the Products reportable segment. The purposes of the divestitures is to remain focused on its core semiconductor business. As a result of these divestitures, the Company recorded a net loss of $20.8 million and $77.4 million for the three and nine month periods ended September 30, 2022, respectively, which was recorded in the Condensed Consolidated Statements of Operations. The recorded net loss includes the write-off of intangible assets, net, goodwill and net assets of $27.8 million, $19.7 million and $33.3 million, respectively. Goodwill has been allocated to the divestitures based on the relative fair value of each component in relation to its respective reporting unit. See Note 6 Goodwill and Intangible Assets for further discussion.

4. BALANCE SHEET INFORMATION

Inventories consisted of the following:

	September 30,	December 31,
(In millions)	2022	2021
Raw materials	$230.8	$220.9
Work in process	116.3	102.5
Finished goods	58.0	55.8
Total	$405.1	$379.2

Property, plant and equipment, net, consisted of the following:

	Useful Life	September 30,	December 31,
(In millions)	(in years)	2022	2021
Land	n/a	$2.7	$4.7
Buildings	50	52.8	52.1
Leasehold improvements	*	69.4	67.3
Machinery and equipment	5-10	145.6	132.6
Computer equipment and software	3-10	60.1	57.7
Furniture and fixtures	5	4.9	5.2
		335.5	319.6
Accumulated depreciation		(138.1)	(116.0)
Construction in progress		44.9	38.7
Total		$242.3	$242.3

* Lesser of estimated useful life or remaining lease term

5. FAIR VALUE MEASUREMENTS

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

		Fair Value Measurement at
		Reporting Date Using
Description	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other liabilities:
Forward contracts	$2.4	$—	$2.4	$—
Pension obligation	$3.2	$—	$—	$3.2

		Fair Value Measurement at
		Reporting Date Using
Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other liabilities:
Forward contracts	$0.8	$—	$0.8	$—
Pension obligation	$4.0	$—	$—	$4.0

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

There were no transfers from Level 1 or Level 2. Fair value adjustments were noncash, and therefore did not impact the Company’s liquidity or capital resources. Qualitative information about Level 3 fair value measurements is as follows:

	September 30,	Valuation	Unobservable
	2022	Techniques	Input	Range/Multiple
(Dollars in millions, except rate/multiple)
Pension obligation	$3.2	Projected unit credit method	Discount rate	2.1% to 2.7%
			Rate on return	1.7% to 2.1%
			Salary increase rate	2.0% to 3.0%

Following is a summary of the Level 3 activity:

(In millions)	Pension obligation
As of December 31, 2021	$4.0
Benefits, payments and other adjustments	(0.8)
As of September 30, 2022	$3.2

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

In connection with the divestiture of certain Ham-Let subsidiaries during fiscal year 2022, the Company wrote off goodwill and intangible assets, net, of $19.7 million and $27.8 million, respectively.

Details of aggregate goodwill of the Company are as follows:

(In millions)	Products	Services	Total
Balance at December 31, 2021	$196.5	$73.5	$270.0
Adjustments	(1.5)	—	(1.5)
Divestiture of subsidiaries	(19.7)	—	(19.7)
Balance at September 30, 2022	$175.3	$73.5	$248.8

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

Details of intangible assets were as follows:

		As of September 30, 2022			As of December 31, 2021
		Gross			Gross
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(Dollars in millions)	(in years)	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	6 - 10	$172.0	$(77.8)	$94.2	$188.4	$(66.9)	$121.5
Tradenames	4 - 6*	32.5	(19.8)	12.7	36.8	(17.5)	19.3
Intellectual property/know-how	7 - 15	37.7	(14.9)	22.8	49.4	(13.1)	36.3
Recipes	20	73.2	(14.9)	58.3	73.2	(12.2)	61.0
Standard operating procedures	20	8.6	(1.8)	6.8	8.6	(1.4)	7.2
Backlog	1	3.1	(3.1)	—	4.3	(3.9)	0.4
Total		$327.1	$(132.3)	$194.8	$360.7	$(115.0)	$245.7

* The Company concluded that the asset life of UCT tradename of $9.0 million is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The Company amortizes its intangible assets on a straight-line or accelerated basis over the estimated economic life of the assets. Amortization expense was approximately $7.0 million and $23.1 million for the three and nine months ended September 30, 2022, respectively and $9.5 million and $23.9 million for the three and nine months ended September 24, 2021, respectively. Amortization expense related to recipes, standard operating procedures and certain intellectual property/know-how is charged to cost of revenues and the remainder is charged to general and administrative expense. As of September 30, 2022, future estimated amortization expense is expected to be as follows:

Amortization
(In millions)	Expense
2022 (remaining in year)	$6.9
2023	22.5
2024	21.9
2025	19.9
2026	19.0
Thereafter	95.6
Total	$185.8

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

The Term Loan has a maturity date of August 27, 2025, with monthly interest payments in arrears, quarterly principal payments of 0.625% of the outstanding principal balance as of March 31, 2021, with the remaining principal paid upon maturity. Under the Credit Facilities, the Company may elect that the Term Loan bear interest at a rate per annum equal to either (a) “ABR” (as defined in the Credit Agreement), plus the applicable margin or (b) the “Eurodollar Rate” (as defined in the Credit Agreement), based on LIBOR, plus the applicable margin. The applicable margin for the Term Loan is equal to a rate per annum to either (i) at any time that the Company’s corporate family rating is Ba3 (with a stable outlook) or higher from Moody’s and BB- (with a stable outlook) or higher from S&P, (x) 3.50% for such Eurodollar term loans and (y) 2.50% for such ABR term loans or (ii) at all other times, (x) 3.75% for such Eurodollar term loans and (y) 2.75% for such ABR term loans. Interest on the Term Loan is payable on (1) in the case of such ABR term loans, the last day of each calendar quarter and (2) in the case of such Eurodollar term loans, the last day of each relevant interest period and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period. On March 29, 2021, the Company elected that the Term Loan outstanding as of March 31, 2021 accrue interest based on the “Eurodollar Rate” for an initial interest period of one month. Pursuant to the Second Amendment to the Credit Agreement, the Credit Facilities contains customary LIBOR replacement provisions in the event LIBOR is discontinued. At September 30, 2022, the Company had an outstanding amount under the Term Loan of $532.3 million, gross of unamortized debt issuance costs of $11.1 million. As of September 30, 2022, the interest rate on the outstanding Term Loan was 6.3%.

On August 19, 2022, the Company entered into a Third Amendment (the “Third Amendment”) to the credit agreement dated as of August 27, 2018 and amended as of October 1, 2018 and March 31, 2021 (as amended by the Third Amendment, the "Credit Agreement") to, among other things, increase the revolving credit facility portion of the Credit Facilities to $150.0 million with several banks and with Barclays Bank as the administrative agent.

The revolving credit facility has an available commitment of $150.0 million and a maturity date of February 27, 2025. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. Outstanding letters of credit reduce the availability of the revolving credit facility and, as of September 30, 2022, the Company had $146.6 million, net of $3.4 million of outstanding letters of credit, available under this revolving credit facility.

The letter of credit facility has an available commitment of $50.0 million and a maturity date of February 27, 2025. The Company pays a quarterly fee in arrears equal to 2.5% (subject to certain adjustments to the Term Loan) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of

September 30, 2022, the Company had $3.4 million of outstanding letters of credit and $46.6 million of available commitments remaining under the letter of credit facility.

The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. The Company was in compliance with all financial covenants as of the quarter ended September 30, 2022.

In 2020, Cinos China amended its existing credit agreement with a local bank that provides a term loan of RMB 10.0 million (approximately $1.4 million) which matured on September 23, 2022.

UCT Fluid Delivery Solutions has a credit agreement with a local bank in the Czech Republic that provides for a revolving credit facility in the aggregate of up to 5.0 million euros (approximately $4.9 million). As of September 30, 2022, no debt was outstanding under this revolving credit facility.

Ham-Let has credit facilities with various financial institutions. As of September 30, 2022, Ham-Let had an $8.1 million outstanding balance under the overdraft facility.

As of September 30, 2022, the Company’s total bank debt was $529.3 million, net of unamortized debt issuance costs of $11.1 million. As of September 30, 2022, the Company had $146.6 million, and $4.9 million available to draw from its revolving credit facilities in the U.S., and Czech Republic, respectively.

The fair value of the Company’s long-term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The Company’s carrying value approximates fair value for the Company’s long-term debt.

8. INCOME TAX

The Company's effective tax rate was 48.4% and 19.8% for the three months ended September 30, 2022 and September 24, 2021, respectively, and 57.2% and 21.8% for the nine months ended September 30, 2022 and September 24, 2021. The Company’s income tax provision was $12.1 million and $8.4 million for the three months ended September 30, 2022 and September 24, 2021, respectively, and $29.4 million and $21.6 million for the nine months ended September 30, 2022 and September 24, 2021, respectively. The change in respective tax rates reflects, primarily, no tax benefit on the losses related to the divestitures during fiscal year 2022, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates, and the impact of losses in jurisdictions with full federal and state valuation allowances.

Company management continuously evaluates the need for a valuation allowance and, as of September 30, 2022, concluded that a full valuation allowance on its U.S. federal and state and certain of its foreign deferred tax assets was still appropriate.

As of September 30, 2022 and September 24, 2021, the Company’s gross liability for unrecognized tax benefits, excluding interest, was $1.7 million and $1.4 million, respectively. Increases or decreases to interest and penalties on uncertain tax positions are included in the income tax provision in the Condensed Consolidated Statements of Operations. Although it is possible that some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

9. RETIREMENT PLANS

Defined Benefit Plan

Cinos Korea has a noncontributory defined benefit pension plan covering substantially all of its employees upon their retirement. Ham-Let has a noncontributory defined benefit pension plans covering its employees in Israel upon their retirement. The benefits for these plans are based on expected years of service and average compensation. The net period costs are recognized as employees render the services necessary to earn the postretirement benefits. The Company records annual amounts relating to the pension plan based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, compensation increases and turnover rates. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current and expected rates of return and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in accumulated other comprehensive income and amortized to net periodic cost over future periods using the corridor method. The Company believes that the assumptions utilized in recording its obligations under the plans are reasonable based on its experience and market conditions.

As of September 30, 2022, the benefit obligation of the plan was $10.3 million and the fair value of the benefit plan assets is $7.1 million which are invested in several fixed deposit accounts with financial institutions. As of September 30, 2022, the unfunded balance of the plans of $3.2 million has been accrued by the Company and is included in other liabilities. Amounts recognized in accumulated other comprehensive loss as of September 30, 2022 are $0.2 million. The contributions to the plans by the Company and its subsidiaries during the period ended September 30, 2022 was nil.

As of September 30, 2022, the Company's future estimated payment obligations for the respective fiscal years are as follows:

(In millions)	Future payment
2022 (remaining in year)	$—
2023	0.5
2024	2.2
2025	0.7
2026	1.4
Thereafter	3.8
Total	$8.6

Employee Savings and Retirement Plan

The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all U.S. employees who meet certain eligibility requirements. Participants could elect to contribute to the 401(k) Plan, on a pre-tax basis, up to 25% of their salary to a maximum of the IRS limit. The Company matches 50.0% of each employee's contribution, up to a maximum of 6% of the employee's eligible earnings. The Company made $0.9 million and $2.4 million discretionary employer contributions to the 401(k) Plan for the three and nine months ended September 30, 2022 and $0.6 million and $1.8 million for the three and nine months ended September 24, 2021.

10. COMMITMENTS AND CONTINGENCIES

Commitment

The Company had commitments to various third parties to purchase inventories totaling approximately $645.2 million as of September 30, 2022.

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

Rovac Pte, Ltd., which is based in Singapore, is a majority-owned company of Ham-Let. The carrying value of the remaining interest held by the minority shareholder in Rovac is presented as non-controlling interests in the accompanying Condensed Consolidated Financial Statements. During the second quarter of 2022, the Company committed to a plan to sell its majority interest, and as a result, the Company recorded a loss of $5.2 million related to the write-off of goodwill and intangible assets. The transaction is expected to be finalized during fourth quarter of 2022.

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

The following table shows the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
(In millions)	2022	2021	2022	2021
Cost of revenues (1)	$0.1	$0.5	$1.1	$1.4
Research and development	0.1	0.1	0.3	0.2
Sales and marketing	0.4	0.3	1.0	1.0
General and administrative	4.1	3.4	12.4	8.9
Stock-based compensation expense	4.7	4.3	14.8	11.5

(1)
Stock-based compensation expense capitalized in inventory for the three and nine months ended September 30, 2022 and September 24, 2021 and September 24, 2021 was not significant.

For the three and nine months ended September 30, 2022, 0.1 million and 0.5 million RSUs were granted with a weighted average fair value of $30.46 and $33.09 per share, respectively, and for the three and nine months ended September 24, 2021, 32,000 and 0.4 million RSUs were granted with a weighted average fair value of $44.54 and $48.64 per share.

For the three and nine months ended September 30, 2022, zero and 98,000, respectively PSUs were granted.

As of September 30, 2022, approximately $31.1 million of unrecognized stock-based compensation cost related to employee and director awards remains to be amortized on a straight-line basis over a weighted average period of 1.3 years, and will be adjusted for subsequent changes in future grants.

As of September 30, 2022, a total of 25,900 RSAs were outstanding. The total unamortized expense of the Company’s unvested RSAs as of September 30, 2022 was $0.5 million.

The following table summarizes the Company’s combined RSU, PSU and RSA activity for the nine months ended September 30, 2022:

(In millions)	Shares	Aggregate Fair Value
Unvested RSUs, PSUs and RSAs at December 31, 2021	1.2	$69.3
Granted	0.7	-
Vested	(0.6)	-
Forfeited	(0.1)	-
Unvested RSUs, PSUs and RSAs as of September 30, 2022	1.2	$30.0
Vested and expected to vest RSUs, PSUs and RSAs as of September 30, 2022	1.2	$30.0

Employee Stock Purchase Plan

The ESPP permits employees to purchase common stock at a discount through payroll withholdings at certain specified dates (purchase period) within a defined offering period. The purchase price is 85% of the fair market value of the common stock at the end of the purchase period and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the three and nine months ended September 30, 2022, zero and 24,400 shares, respectively were issued under the ESPP, and the Company recorded zero and $0.1 million of expense related to the ESPP for the three and nine months ended September 30, 2022, respectively.

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

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value-add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Certain of our customers may receive cash-based incentives, such as rebates or credits, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. As of September 30, 2022 and December 31, 2021, an accrual for unpaid customer rebates of $2.7 million and $5.1 million, respectively, was included in accounts receivable on the Company’s Condensed Consolidated Balance Sheet. The Company's disaggregated revenues are apportioned by segments within the Company’s Condensed Consolidated Statement of Operations.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2022	2021	2022	2021
Singapore	$237.4	$201.8	$684.9	$537.6
United States	184.3	182.3	558.9	542.2
South Korea	32.8	43.5	119.8	106.8
China	40.6	26.4	97.0	67.8
Austria	27.7	28.6	84.8	67.9
Rest of the world	112.2	71.1	262.5	164.2
	$635.0	$553.7	$1,807.9	$1,486.5

14. LEASES

The Company leases offices, facilities and equipment in locations throughout the United States, Asia Pacific and EMEA.

The Company’s leases do not provide an implicit rate, thus the Company uses an estimated incremental borrowing rate in determining the present value of lease payments.

The components of lease expense were summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
(Dollars in millions)	2022	2021	2022	2021
Operating lease cost	$6.7	$4.9	$17.7	$13.4
Short-term lease cost	0.1	0.5	1.1	1.4
Total lease cost	$6.8	$5.4	$18.8	$14.8

Operating cash flows from operating leases	$5.7	$5.3	$16.8	$14.5
Weighted-average remaining lease term – operating leases			7.2	1.8
Weighted-average discount rate – operating leases			4.7%	5.1%

Future minimum payments under operating leases as of September 30, 2022 were summarized as follows:

(In millions)	Operating Leases
2022 remaining	$5.4
2023	19.9
2024	16.6
2025	12.4
2026	10.1
Thereafter	35.4
Total minimum lease payments	99.8
Less: imputed interest	14.7
Lease liability	$85.1

15. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
(In millions, except share amounts)	2022	2021	2022	2021
Numerator:
Net income attributable to UCT	$9.7	$31.9	$12.5	$74.0
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	45.4	44.8	45.2	42.8
Shares used in computation — diluted:
Weighted average common shares outstanding	45.4	44.8	45.2	42.8
Dilutive effect of common shares outstanding subject to repurchase	0.2	0.6	0.5	0.9
Shares used in computing diluted net income per share	45.6	45.4	45.7	43.7
Net income per share attributable to UCT — basic	$0.21	$0.71	$0.28	$1.73
Net income per share attributable to UCT — diluted	$0.21	$0.70	$0.28	$1.69

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

Intercompany sales and associated profit are eliminated from segment results.

Segment Data

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2022	2021	2022	2021
Revenues:
Products	$556.3	$482.0	$1,575.2	$1,270.1
Services	78.7	71.7	232.7	216.4
Total segment revenues	$635.0	$553.7	$1,807.9	$1,486.5

Gross profit:
Products	$97.0	$88.6	$275.3	$225.2
Services	27.4	25.5	81.3	75.7
Total segment gross profit	$124.4	$114.1	$356.6	$300.9

Operating profit (loss):
Products	$26.8	$43.8	$50.1	$102.0
Services	9.5	6.8	26.5	20.9
Consolidated income (loss) from operations	$36.3	$50.6	$76.6	$122.9

			September 30,	December 31,
			2022	2021
Assets
Products			$1,661.0	$1,757.6
Services			295.0	267.8
Total segment assets			$1,956.0	$2,025.4

As of September 30, 2022, approximately $105.7 million and $72.3 million of the Company’s net long-lived assets were located in Asia Pacific and EMEA, respectively, and the remaining balances were located in the United States. At December 31, 2021, approximately $129.0 million and $53.4 million of the Company’s net long-lived assets were located in Asia Pacific and EMEA, respectively, and the remaining balances were located in the United States.

17. SUBSEQUENT EVENTS

On October 20, 2022, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $150.0 million of the Company’s common stock over a three-year period.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest December 31. Fiscal year 2022 is a 52-week period ending December 30, 2022, and fiscal year 2021 was a 53-week period ended December 31, 2021. The fiscal quarters ended September 30, 2022 and September 24, 2021 were both 13-week periods.

Discussion of Results of Operations for the Three and Nine months ended September 30, 2022 Compared to the Three and Nine months ended September 24, 2021

Revenues

	Three Months Ended			Nine Months Ended
Revenues by Segment	September 30,	September 24,	Percent	September 30,	September 24,	Percent
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Products	$556.3	$482.0	15.4%	$1,575.2	$1,270.1	24.0%
Services	78.7	71.7	9.8%	232.7	216.4	7.5%
Total Revenues	$635.0	$553.7	14.7%	$1,807.9	$1,486.5	21.6%
Products as a percentage of total revenues	87.6%	87.1%		87.1%	85.4%
Services as a percentage of total revenues	12.4%	12.9%		12.9%	14.6%

Total Products revenues increased in the three and nine months ended September 30, 2022, compared to the same periods in the prior year, primarily due to an increase in customer demand in the semiconductor industry, in particular, the wafer fabrication equipment industry and in part due to the inclusion of Fluid Solutions for the full nine month periods in fiscal 2022, as compared to only six months in fiscal 2021. Total Services revenues increased in the three and nine months ended September 30, 2022, compared to the same periods in the prior year, primarily due to increases in demand across our customer base.

	Three Months Ended			Nine Months Ended
Revenues by Geography	September 30,	September 24,	Percent	September 30,	September 24,	Percent
(Dollars in millions)	2022	2021	Change	2022	2021	Change
United States	$191.9	$167.9	14.3%	$563.7	$475.6	18.5%
International	443.1	385.8	14.9%	1,244.2	1,010.9	23.1%
Total Revenues	$635.0	$553.7	14.7%	$1,807.9	$1,486.5	21.6%
United States as a percentage of total revenues	30.2%	30.3%		31.2%	32.0%
International as a percentage of total revenues	69.8%	69.7%		68.8%	68.0%

On a geographic basis, revenues represent products shipped from or services performed at our U.S. and international locations. For the three and nine month periods ended September 30, 2022, both U.S. and international revenues increased due to an overall global increase in semiconductor capital equipment and general industry demand.

Cost of Revenues

	Three Months Ended			Nine Months Ended
Cost of Revenues by Segment	September 30,	September 24,	Percent	September 30,	September 24,	Percent
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Products	$459.3	$393.4	16.8%	$1,299.9	$1,044.9	24.4%
Services	51.3	46.2	11.0%	151.4	140.7	7.6%
Total Cost of Revenues	$510.6	$439.6	16.2%	$1,451.3	$1,185.6	22.4%
Products cost as a percentage of total Products revenues	82.6%	81.6%		82.5%	82.3%
Services cost as a percentage of total Services revenues	65.2%	64.4%		65.1%	65.0%

Total cost of revenues increased for the three and nine months ended September 30, 2022 due to higher demand for both Products and Services and in part due to the inclusion of Fluid Solutions for the full nine months in fiscal 2022, as compared to only six months in fiscal 2021.

Cost of Products revenues consists of purchased materials, direct labor and manufacturing overhead. Cost of Products revenues increased $65.9 million and $255.0 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year. The increases were due to the inclusion of Fluid Solutions for the full nine months in fiscal 2022, as compared to only six months in fiscal 2021, higher volume of sales driving increased material costs, as well as higher direct labor spending and overhead costs.

Cost of Services revenues consists of direct labor, manufacturing overhead and materials (such as chemicals, gases and consumables). Cost of Services revenues increased $5.1 million and $10.7 million for the three and nine months ended September 30, 2022, respectively, compared to the same period in the prior year driven by higher volumes of service orders, resulting in an increase in labor costs (the largest component of Cost of Services), higher material costs and overhead costs.

Gross Margin

	Three Months Ended			Nine Months Ended
Gross Profit by Segment	September 30,	September 24,	Percent	September 30,	September 24,	Percent
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Products	$97.0	$88.6	9.4%	$275.3	$225.2	22.2%
Services	27.4	25.5	7.6%	81.3	75.7	7.4%
Gross profit	$124.4	$114.1	9.0%	$356.6	$300.9	18.5%
Gross Margin by Segment
Products	17.4%	18.4%		17.5%	17.7%
Services	34.8%	35.6%		34.9%	35.0%
Total Company	19.6%	20.6%		19.7%	20.2%

Products gross margin decreased for the three and nine month periods ended September 30, 2022, compared to the same periods in the prior year, due to higher labor and overhead costs.

Services gross margins for the three and nine month periods ended September 30, 2022 were generally consistent compared to the same periods in the prior year.

Research and Development

	Three Months Ended			Nine Months Ended
	September 30,	September 24,	Percent	September 30,	September 24,	Percent
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Research and development	$7.4	$6.5	13.2%	$21.5	$16.8	27.7%
Research and development as a percentage of total revenues	1.2%	1.2%		1.2%	1.1%

Research and development expenses increased $0.9 million in the three month period ended September 30, 2022 compared to the same period in the prior year due an increase in payroll costs and employee benefits including bonuses and incentives.

Research and development expenses increased $4.7 million in the nine month period ended September 30, 2022 compared to the same period in the prior year, primarily due to the inclusion of Fluid Solutions for the full nine month in fiscal 2022 as compared to only six months in fiscal 2021, and to an increase in personnel-related expenses associated with an increase in headcount.

Sales and Marketing

	Three Months Ended			Nine Months Ended
	September 30,	September 24,	Percent	September 30,	September 24,	Percent
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Sales and marketing	$13.5	$13.8	-1.9%	$41.2	$34.1	20.9%
Sales and marketing as a percentage of total revenues	2.1%	2.5%		2.3%	2.3%

Sales and marketing expense decreased due to lower variable compensation costs for the three month period ended September 30, 2022 as compared to the same period in the prior year. Sales and marketing expenses increased $7.1 million in the nine month period ended September 30, 2022 as compared to the same period in the prior year primarily due to the inclusion of Fluid Solutions for a full nine month periods in fiscal 2022 as compared to only nine months in fiscal 2021, and an increase in personnel-related expenses associated with an increase in headcount.

General and Administrative

	Three Months Ended			Nine Months Ended
	September 30,	September 24,	Percent	September 30,	September 24,	Percent
(Dollars in millions)	2022	2021	Change	2022	2021	Change
General and administrative	$46.4	$43.2	7.5%	$139.9	$127.1	10.1%
General and administrative as a percentage of total revenues	7.3%	7.8%		7.7%	8.6%

General and administrative expenses increased $3.2 million and $12.8 million in the three and nine month periods ended September 30, 2022, respectively, compared to the same periods in the prior year, due to an increase in personnel-related expenses driven by higher headcount and in part due to the inclusion of Fluid Solutions for the full nine months in fiscal 2022, as compared to only six months in fiscal 2021.

Net Loss on Divestitures

In 2022, the Company sold three of its non-core subsidiary entities of Fluid Solutions and committed to a plan to sell its majority interest in another subsidiary entity of Fluid Solutions, which is expected to close during the fourth quarter of 2022. As a result of these divestitures, the Company recorded a loss of $20.8 million and $77.4 million for the three and nine month periods ended September 30, 2022, respectively, which was recorded in the Condensed Consolidated Statements of Operations.

Interest and Other Income (Expense), net

	Three Months Ended			Nine Months Ended
	September 30,	September 24,	Percent	September 30,	September 24,	Percent
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Interest income	$0.2	$0.1	100.0%	$0.4	$0.3	33.3%
Interest expense	$(9.4)	$(6.9)	36.2%	$(23.1)	$(17.6)	31.3%
Other income (expense), net	$(2.1)	$(1.4)	50.0%	$(2.5)	$(6.4)	-60.9%

Interest expense increased $2.5 million and $5.5 million in the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year, due primarily to higher interest rates resulting from higher LIBOR rates.

Other income (expense), net, increased $0.7 million and decreased $3.9 million in the three and nine month periods ended September 30, 2022, respectively, compared to the same periods in the prior year. The increase in other income (expense) for the three months ended September 30, 2022 compared to the same period in the prior year is mainly from foreign currency exchange transactions.

The decrease in the nine months ended September 30, 2022 compared to the same period in the previous year is mainly due to the absence of an $11.6 million loss in the fair value of forward contracts related to the non-U.S. dollar-denominated acquisition price of

Ham-Let, partially offset by the absence of insurance proceeds of $7.3 million received for the reimbursement of our losses in the Cinos Korea fire.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	September 30,	September 24,	Percent	September 30,	September 24,	Percent
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Provision for income taxes	$12.1	$8.4	44.1%	$29.4	$21.6	36.1%
Effective tax rate	48.4%	19.8%		57.2%	21.8%

The increase in the effective tax rate for the three and nine months ended September 30, 2022, compared to the same periods in the prior year, is driven by the losses from divestures in 2022 which did not generate corresponding tax benefits, the effects of the mandatory capitalization and amortization of research and development expenses incurred in 2022, as required by the 2017 Tax Cuts and Jobs Act. If the mandatory capitalization requirement is deferred or repealed by a change in law, our effective tax rate in 2022 and our cash tax liabilities could be lower.

Company management continuously evaluates the need for a valuation allowance on its deferred tax assets and, as of September 30, 2022, concluded that a full valuation allowance on its federal, state and certain of its foreign deferred tax assets remained appropriate.

Liquidity and Capital Resources

Cash and cash Equivalents

The following table summarizes our cash and cash equivalents:

	September 30,	December 31,	Increase
(In millions)	2022	2021	(Decrease)
Total cash and cash equivalents	$453.5	$466.5	-2.8%

The following table summarizes the Condensed Consolidated Statements of Cash Flow information:

	Nine Months Ended
	September 30,	September 24,
(In millions)	2022	2021
Net cash flow provided by (used in):
Operating activities	$86.0	$170.0
Investing activities	(64.2)	(390.3)
Financing activities	(27.2)	477.9
Effects of exchange rate changes on cash and cash equivalents	(7.6)	(0.9)
Net increase (decrease) in cash and cash equivalents	$(13.0)	$256.7

Our primary cash inflows and outflows were as follows:

•
For the nine months ended September 30, 2022, we generated cash of $86.0 million compared to $170.0 million for the nine months ended September 24, 2021. The lower net cash from operating activities was driven by a $106.9 million increase in levels of working capital to support customer demand and a $55.6 million decrease in net income, offset in part by a $78.5 million increase from non-cash items (which includes the net loss on divestitures of $77.4 million).
•
The major contributors in net changes in operating assets and liabilities, when comparing the nine months ended September 30, 2022 to the nine months ended September 24, 2021, were as follows:
o
Accounts payable decreased $163.4 million, income taxes payable decreased $3.5 million and accrued compensation and related benefits increased $4.9 million, primarily due to the timing of payments.
o
Accounts receivable decreased $37.4 million primarily due to the timing of shipments and collections.
•
During the nine months ended September 30, 2022, net cash used in investing activities was $64.2 million compared to $390.3 million provided in the nine months ended September 24, 2021. The change is primarily due to the absence of $355.2 million cash paid related to the acquisition of Ham-Let, $25.2 million higher purchases of property, plant and equipment, and the absence of insurance proceeds of $7.3 million in the current period compared to the comparative period in the prior year.
•
During the nine months ended September 30, 2022, cash used in financing activities was $27.2 million, compared to cash provided by financing activities of $477.9 million in the nine months ended September 24, 2021. The change is mainly due to

$355.0 million of debt added to the term loan facility and $193.1 million of net proceeds from the equity offering in the prior year, offset by differences in principal payments on bank borrowings.

We believe we have sufficient capital to fund our working capital needs, satisfy our debt obligations, maintain our existing capital equipment, purchase new capital equipment and make strategic acquisitions from time to time. As of September 30, 2022, we had cash of $453.5 million compared to $466.5 million as of December 31, 2021. Our cash and cash equivalents, cash generated from operations, and amounts available under our revolving line of credit described below were our principal sources of liquidity as of September 30, 2022.

Our subsidiary Ham-Let, has an existing factoring arrangement with a financial institution in which a portion of its accounts receivable are sold on a non-recourse basis. For the nine months ended September 30, 2022, Ham-Let factored $8.2 million under this arrangement.

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

As of September 30, 2022, we have cash of approximately $393.4 million in our foreign subsidiaries. It is not practicable to determine the tax liability that might be incurred if the undistributed earnings of these foreign subsidiaries were to be distributed. For undistributed earnings of foreign subsidiaries which are not considered indefinitely reinvested, deferred taxes have been accrued.

Borrowing Arrangements

The following table summarizes our borrowings:

	September 30, 2022
(Dollars in millions)	Amount	Weighted- Average Interest Rate
U.S. Term Loan	$532.3	4.8%
Ham-Let Credit Facilities	8.1	4.1%
Debt issuance costs	(11.1)
	$529.3

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

The Term Loan has a maturity date of August 27, 2025, with monthly interest payments in arrears, quarterly principal payments of 0.625% of the outstanding principal balance as of March 31, 2021, with the remaining principal paid upon maturity. Under the Credit Facilities, the Company may elect that the Term Loan bear interest at a rate per annum equal to either (a) “ABR” (as defined in the Credit Agreement), plus the applicable margin or (b) the “Eurodollar Rate” (as defined in the Credit Agreement), based on LIBOR, plus the applicable margin. The applicable margin for the Term Loan is equal to a rate per annum to either (i) at any time that the Company’s corporate family rating is Ba3 (with a stable outlook) or higher from Moody’s and BB- (with a stable outlook) or higher from S&P, (x) 3.50% for such Eurodollar term loans and (y) 2.50% for such ABR term loans or (ii) at all other times, (x) 3.75% for such Eurodollar term loans and (y) 2.75% for such ABR term loans. Interest on the Term Loan is payable on (1) in the case of such ABR term loans, the last day of each calendar quarter and (2) in the case of such Eurodollar term loans, the last day of each relevant interest period and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period. On March 29, 2021, the Company elected that the Term Loan outstanding as of March 31, 2021 accrue interest based on the “Eurodollar Rate” for an initial interest period of one month. Pursuant to the Second Amendment to the Credit Agreement, the Credit Facilities contains customary LIBOR replacement provisions in the event LIBOR is discontinued. At September 30, 2022, the Company had an outstanding amount under the Term Loan of $532.3 million, gross of unamortized debt issuance costs of $11.1 million. As of September 30, 2022, the interest rate on the outstanding Term Loan was 6.3%.

On August 19, 2022, we entered into a Third Amendment (the “Third Amendment”) to the credit agreement dated as of August 27, 2018 and amended as of October 1, 2018 and March 31, 2021 (as amended by the Third Amendment, the "Credit Agreement") to, among other things, increase the revolving credit facility portion of the Credit Facilities to $150.0 million with several banks and Barclays Bank as administrative agent.

The revolving credit facility has an available commitment of $150.0 million and a maturity date of February 27, 2025. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. Outstanding letters of credit reduce the availability of the revolving credit facility and, as of September 30, 2022, the Company had $146.6 million, net of $3.4 million of outstanding letters of credit, available under this revolving credit facility.

The letter of credit facility has an available commitment of $50.0 million and a maturity date of August 27, 2025. The Company pays a quarterly fee in arrears equal to 2.5% (subject to certain adjustments to the Term Loan) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of September 30, 2022, the Company had $3.4 million of outstanding letters of credit and $46.6 million of available commitments remaining under the letter of credit facility.

The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. The Company was in compliance with all financial covenants as of the quarter ended September 30, 2022.

In 2020, Cinos China amended its existing credit agreement with a local bank that provides a term loan of RMB 10.0 million (approximately $1.4 million) which matured on September 23, 2022.

UCT Fluid Delivery Solutions has a credit agreement with a local bank in the Czech Republic that provides for a revolving credit facility in the aggregate of up to 5.0 million euros (approximately $4.9 million). As of September 30, 2022, no debt was outstanding under this revolving credit facility.

Ham-Let has credit facilities with various financial institutions. As of September 30, 2022, Ham-Let had an $8.1 million outstanding balance under the overdraft facility.

As of September 30, 2022, the Company’s total bank debt was $529.3 million, net of unamortized debt issuance costs of $11.1 million. As of September 30, 2022, the Company had $146.6 million, and $4.9 million available to draw from its revolving credit facilities in the U.S., and Czech Republic, respectively.

The fair value of the Company’s long-term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The Company’s carrying value approximates fair value for the Company’s long-term debt.

Capital Expenditures

Capital expenditures were $60.1 million during the nine months ended September 30, 2022 and were primarily attributable to the capital invested in our manufacturing facilities worldwide as well as costs associated with the ongoing design and implementation of our new enterprise resource planning system. The Company’s anticipated capital expenditures for the remainder of 2022, are expected to be financed primarily from our cash flow generated from operations.

Contractual Obligations

The Company had commitments to various third parties to purchase inventories totaling approximately $645.2 million as of September 30, 2022.

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification against certain liabilities to our customers, which may include claims of losses by their own customers resulting out of property damages, bodily injuries or deaths, or infringement of intellectual property rights by our products. Our potential liability arising out of intellectual property infringement claims by any third party is generally uncapped. As of September 30, 2022, we have not incurred any significant costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting during the third fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a) Exhibits

The following exhibits are filed with this quarterly Report on Form 10-Q for the quarter ended September 30, 2022:

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
Date: November 9, 2022

	By:	/S/ JAMES P. SCHOLHAMER
	Name:	James P. Scholhamer
	Title:	Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

Date: November 9, 2022

	By:	/S/ SHERI SAVAGE
	Name:	Sheri Savage
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)