Form 10-K
period 2022-12-30
Ultra Clean Holdings, Inc.
filed 2023-02-28
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on July 1, 2022, as reported on the NASDAQ Global Market, was approximately $1,205.2 million. Shares of common stock held by each executive officer and director have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

Number of shares of the registrant’s common stock outstanding as of February 23, 2023: 44,786,140

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the December 30, 2022 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 30, 2022.

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

Item 1. Business

Overview

Ultra Clean Holdings, Inc., (“UCT”, the “Company” or “We”) is a leading developer and supplier of critical subsystems, components, parts, and ultra-high purity cleaning and analytical services primarily for the semiconductor industry. UCT offers its customers an integrated outsourced solution for major subassemblies, improved design-to-delivery cycle times, design for manufacturability, prototyping and part and component manufacturing, as well as tool chamber parts cleaning and coating, and micro-contamination analytical services. We report results for two operating segments: Products and Services. Our Products segment primarily designs, engineers and manufactures production tools, components, parts, and modules and subsystems for the semiconductor and display capital equipment markets. Products include chemical delivery modules, frame assemblies, gas delivery systems, fluid delivery systems, precision robotics and process modules as well as other high-level assemblies. Our Services segment provides ultra-high purity parts cleaning, process tool part recoating, surface encapsulation and high sensitivity micro contamination analysis primarily for the semiconductor device makers and wafer fabrication equipment (“WFE”) markets.

We ship a majority of our products and provide most of our services to U.S. registered customers with locations both in and outside the U.S. In addition to U.S. manufacturing and service operations, we manufacture products and provide parts cleaning and other related services in our Asia Pacific, Europe and Middle East (“EMEA”) facilities to support local and U.S. based customers. We conduct our operating activities primarily through our subsidiaries.

Over the long-term, we believe the semiconductor market we serve will continue to grow due to multi-year industry demand from a broad range of drivers, such as new CPU architectures that enable higher performance servers necessary for cloud, artificial intelligence (“AI”) and machine learning applications. We also believe that semiconductor original equipment manufacturers (“OEM”) are increasingly relying on partners like UCT to fulfill their expanding capacity requirements. Additionally, we believe that we will continue to benefit as device manufacturers rely on precision cleaning and coating to manufacture ever more complex devices.

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

In 2022, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $150.0 million of the Company’s common stock over a three-year period. In fiscal 2022, approximately 342,863 shares were repurchased under this program with an aggregate cost of $12.1 million and an average price of $35.31 per share.

Our international revenues represented 61.4%, 65.1% and 58.4% of total revenues for fiscal years ended 2022, 2021 and 2020, respectively. See Note 13 to the Notes to Consolidated Financial Statements for further information about our geographic revenues.

Our Suite of Offerings

We are a leading developer and supplier of critical subsystems, parts, components and ultra-high purity cleaning and analytical services primarily for the semiconductor industry. We offer our customers an integrated outsourced solution for major subassemblies, improved design-to-delivery cycle times, design for manufacturability, prototyping and component manufacturing, tool chamber parts cleaning and coating and micro contamination analytical services. We offer our customers:

•
A vertically integrated solution for complex and highly configurable systems. We provide our OEM customers a broad outsourced solution for the development, design, component sourcing and cleaning, prototyping, engineering, and manufacturing and testing of advanced systems. We utilize our weldment and frame fabrication capabilities together with highly specialized engineering, global supply chain management, and assembly capabilities to produce high performance products that are customized to meet the needs of our customers and their customers. We enable our customers to minimize their overall number of suppliers, simplify their supply chain and reduce their inventories.
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

Our Strategy

Our strategy is to grow our position and increase our value to our customers as a leading solutions and service provider in the semiconductor markets we serve, while serving a limited number of other technologically similar market opportunities. Our strategy is comprised of the following key elements:

•
Expand our solutions and service market share with semiconductor OEMs and IDMs. We believe that equipment outsourcing and service offerings among OEMs creates a significant market opportunity for us to grow our business with existing and new customers. We believe our customers will continue to outsource critical subsystems and that we are well positioned to capture a significant portion of these outsourcing opportunities. We believe that our continued focus on efficient manufacturing, reduced design-to-delivery cycle times, and high quality and reliability will also allow us to gain market share. Similarly, we believe there is room to gain market share with our cleaning and coating services, both with IDMs and OEMs, as customers typically outsource these solutions. By providing customers process improvement through consistently cleaner parts and analytical verification of process tool chamber part cleaning effectiveness, we have expanded our total available market significantly.
•
Develop or acquire solutions that allow our customers to succeed at the leading edge of the semiconductor processing nodes. We continue to expand the number and type of subsystems and services that we offer in the rapidly advancing semiconductor market.
•
Leverage our geographic presence in lower-cost manufacturing regions. The diverse footprint of our manufacturing facilities allows us to provide cost competitive solutions. These facilities house subsystem assembly, weldment and thermal control heater operations and are near the manufacturing facilities of existing and potential customers and their end users. In Singapore, we have a procurement office and substantial manufacturing capabilities. Many of our manufacturing facilities use similar processes and procedures, enabling us to respond rapidly to demand changes from our customers. UCT expanded its global footprint into Penang, Malaysia where production began in December 2021 and continued to ramp throughout 2022. Several of UCT’s cleaning and analytic facilities are also in low-cost regions, strategically close to our customers, adding to our competitive advantage.
•
Provide production flexibility to respond rapidly to demand changes. Many of our manufacturing facilities use similar processes and procedures enabling us to easily shift production between sites to support expanded demand and ensure business continuity.
•
Drive profitable growth with our flexible cost structure. We implement cost containment and capacity enhancement initiatives throughout the semiconductor demand cycles and benefit from the global presence and efficiencies of our supply chain. In addition, we believe our overseas facilities position us to respond effectively to future business demands. We employ a core engineering strategy with flexible partnering to augment our staff during the demand cycles within the semiconductor industry.
•
Continue to selectively pursue strategic acquisitions. We will continue to consider strategic acquisitions that enable us to improve our financial model, expand our geographic presence, secure new customers and diversify into complementary products and services markets as well as broaden our technological and cleaning and analytical capabilities in the markets we serve.
•
Strengthen vertical integration. We continue to invest in our operations to meet customer quality and delivery targets. We have expanded welding operations at several of our manufacturing sites, added parts and components business through acquisitions, developed/built in-house powder coating capability, and purchased new manufacturing tools. In addition to organic growth, we continue to manage/foster key strategic partnerships to efficiently meet production needs and customer demands.

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

•
Parts and components. Includes ultra-clean valves, high purity connectors, industrial process connectors and valves, pneumatic actuators, manifolds and safety solutions, hoses, pressure gauges, gas line and component heaters, as well as complex weldments. These products comply with the highest quality standards to ensure accelerated performance in a variety of demanding environments and applications in the semiconductor and other gas manufacturing markets.
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

The majority of our total revenue comes from the highly concentrated semiconductor capital equipment industry (OEM customers), so we are dependent upon a small number of customers. Our two largest revenue customers in fiscal years 2022, 2021 and 2020 were Applied Materials, Inc. and Lam Research Corporation, each of which accounted for more than 10% of our total revenues in those three years. As a group, our respective year’s top two customers accounted for 62.7%, 64.0% and 67.1% of the Company’s revenues for fiscal years 2022, 2021 and 2020, respectively.

Approximately 92.2% of our total revenues for the fiscal year 2022 came from multiple segments of the semiconductor industry, which include IDM, Foundry, OEM, and sub-tier suppliers.

We have successfully been qualified as a supplier of equipment, cleaning, coating and analytical services with each of our customers who require such qualifications. This lengthy qualification process typically involves the inspection and audit of our facilities and evaluation by our customers of our engineering, documentation, manufacturing and quality control processes and procedures. Our customers generally place orders with suppliers who meet their qualification criteria.

Customer Business Management

We sell and support our products and services through our Customer Business Management organization. Our customer relationship directors are responsible for establishing sales strategies and setting the objectives for specific customer accounts. Each customer relationship manager is dedicated to a specific customer account and is responsible for maintaining strong working relationships with that customer, and in many cases provide on-site support. OEM Customer relationship managers often attend customers’ internal meetings related to production and engineering design and quality to ensure that customer expectations are interpreted and communicated properly to the operations group. Customer relationship managers also work with customers to identify and meet their cost and design-to-delivery cycle time objectives. IDM Customer relationship managers work with process tool owners and Fab maintenance managers relating to the development and validation of cleaning recipes, addressing new tools cleaning and analytical requirements, and optimizing cleaning processes and analytical testing requirements to support node transitions.

We have dedicated New Business Development managers for both our product and service businesses. They are responsible for initiating and developing long-term, multi-level relationships and work closely with the customers on new business opportunities. Our Customer Business Management organization includes technical sales support for order placement, spare parts quotes, production status updates as well as service and maintenance contracts and analysis business. We have a technical relationship representatives located at most of our facilities.

We integrate new business wins into our facilities via a rigorous product transition process, working in concert with our customers to ensure all production, cleaning and/or test requirements are identified, documented, and validated. We employ the same process at all our sites, enabling products and service offerings to smoothly transition between our facilities as needed to support customer demand.

In addition, we have developed an overall infrastructure to provide our customers with service and support 24 hours a day, seven days a week. Our dedicated global field service engineers provide customer support through the performance of on-site installation, servicing and repair.

Technology Development

We engage in ongoing technology development efforts to remain a leader for gas delivery systems and to further develop our expertise in other critical subsystems. We work closely with our customers to identify and anticipate changes and trends in next-generation equipment and partner with them on process application requirements for gas and liquid delivery systems and other critical subsystems. These development efforts are designed to meet specific customer requirements in the areas of subsystem design, materials, component selection and functionality. Our technology development group also works directly with our suppliers to help them identify new component technologies and make necessary changes or enhancements to, the components that we integrate into our products. Our analytical and testing capabilities enable us to evaluate multiple supplier component technologies and provide our customers with a wide range of appropriate component and design choices for their gas delivery systems and other critical subsystems.

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

We are actively developing new technology and processes to maintain our leadership in the cleaning, coating and analytical markets. Our Services business works closely with customers to identify and anticipate changes that will be required in next-generation equipment. UCT’s technical capability is extremely critical and differentiated to ensure high wafer yields and throughput as geometries shrink and density increases. Our Services business development activities are performed primarily in Hillsboro, Oregon; Phoenix, Arizona; Israel and South Korea.

Intellectual Property

Our success depends in part on our ability to maintain and protect our proprietary technology and to conduct our business without infringing the proprietary rights of others. Both our products and services businesses largely depend upon our design, engineering, manufacturing, testing, cleaning, coating and analytical know-how. We also rely on a combination of trade secrets and confidentiality provisions, and to a lesser extent, patents, copyrights and trademarks, to protect our proprietary rights. We have over 100 patents with various expiration dates, and intellectual property that we develop on behalf of our customers that is generally owned exclusively by those customers.

We require our employees, suppliers, customers and potential business partners to enter into confidentiality and non-disclosure agreements before we disclose to them any sensitive or proprietary information regarding our products, technology or business plans. We require employees to assign to us proprietary information, inventions and other intellectual property they create, modify or improve.

Competition

When we compete for new business, it is typically against other suppliers of gas delivery systems, critical subsystems, parts and components, cleaning and analytical services, as well as the internal manufacturing and services groups of our customers. Customers that have elected to outsource their gas delivery systems and other critical subsystems including cleaning and analytics, could elect in the future to develop and manufacture these subsystems internally, leading to further competition.

Our principal competitor for gas delivery systems is Ichor Systems, Inc., and our principal competitors for other critical subsystems are Flex Ltd., Foxsemicon Integrated Technology Inc., Jabil, Inc., Sanmina Corporation, Fujikin Incorporated, VDL ETG and Celestica Inc. For our gas delivery component solutions our principal competitors are Swagelok, Parker Hannifin, and Watlow. For our services, cleaning and coating offerings, our main competitors in the US are Pentagon Technologies and Cleanpart, and in South Korea, KoMiCo. For analytical services our primary competitors are Balazs (an Air Liquide company) and Cerium Labs. Some of these competitors have substantially greater financial, technical, manufacturing and marketing resources than UCT. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that could adversely affect sales of our current and future products.

The limited number of potential customers in our industry further intensifies competition. The primary competitive factors in our industry are quality, meeting customer timeline requirements, price, technology, design-to-delivery cycle time, customer qualification approvals, and the development of product recipes for cleaning and analytics and historical customer relationships. We anticipate that increased competitive pressures will cause intensified price-based competition and we may have to reduce the prices of our products. In addition, we expect to face new competitors as we enter new markets or otherwise expand our products and service offerings.

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

In 2020, we committed to a program titled “SuCCESS2030” designed to enhance our sustainability vision through our supply chain. We are endeavoring to identify and coordinate efforts and develop our capabilities to ensure our suppliers operate in an ethical, responsible, and sustainable manner. The goal is to build a responsible and sustainable end-to-end supply chain for the future of semiconductors.

We participate in the Responsible Business Alliance’s Responsible Minerals Assurance Process for Tantalum. Our cleaning processes for tantalum-deposited parts recovers the tantalum, enabling it to re-enter the commodity market and reduce the demand for mined material, the majority of which originates from the Conflict Region in Africa.

Although cleaning is a chemical-intensive business we utilize chemical-free processing whenever possible to remove significant volumes of deposited material. Reduction in the volume of film being chemically removed reduces the amount of chemicals used to meet the target cleanliness specifications.

The semiconductor industry has stringent packaging requirements which include the need to maintain the cleanliness of a part/system while providing structural support of heavy modules. These requirements may necessitate the design and fabrication of product-specific crates or the use of plastic cleanroom boxes. To minimize packaging waste we have implemented re-use programs with our customers and suppliers for these type of materials.

Our past or future operations may result in injury or claims of injury by employees or the public which may result in material costs and liabilities. Although some risk of costs and liabilities related to these matters is inherent in our business, we believe that our business is compliant with applicable U.S. and international regulations and laws. However, new, modified or more stringent requirements or enforcement policies could be adopted by governmental agencies, which could affect our business operations.

Employees and Human Capital

As of December 30, 2022, we had 7,765 employees, of which 1,205 were temporary. Of our total employees, there were 126 in engineering, 24 in technology development, 378 in sales and support, 5,245 in direct manufacturing, 1,255 in indirect manufacturing and 540 in administrative and executive functions. These figures include 3,555 employees in Asia Pacific and 1,700 employees in EMEA. None of our employees are represented by a labor union and we have not experienced any work stoppages.

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

Social Responsibility

UCT believes that social responsibility is defined as “positively impacting society by ensuring the people we work with are safe and treated with dignity and respect, and by being a good neighbor in the communities in which we operate”. UCT applies its core values to employee engagement inside and outside the Company. Positively involving employees and giving back to communities is central to UCT’s culture. Supported by the Company, UCT employees contribute directly to the community with their time and resources. In 2022, UCT organized and conducted 24 events designed to give back and support its communities.

Available Information

We file with the Securities and Exchange Commission (“SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You may read and copy any materials we file with the SEC at the Public Reference Room maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may also request copies of all or any portion of such material from the SEC at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room. In addition, materials filed electronically with the SEC are available at the SEC’s website at www.sec.gov.

In addition, we make available free of charge, on or through our website at www.uct.com, our annual, quarterly and current reports and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing them to, the SEC. This website address is intended to be an inactive textual reference only; none of the information contained on our website is part of this report or is incorporated by reference herein.

Executive Officers

Set forth below is information concerning our executive officers as of February 28, 2023.

Name	Age	Position
James P. Scholhamer	56	Chief Executive Officer and Director
Sheri Savage	52	Chief Financial Officer
Vijay S. Chinnasami	57	Chief Operating Officer
Jeff McKibben	60	Chief Information Officer
Chris Cook	54	President, Products Business
William C. Bentinck	61	President, Services Business
Brian E. Harding	42	Senior Vice President, Chief Accounting Officer
Jamie J. Palfrey	55	Senior Vice President, Global Human Resources
Paul Y. Cho	45	General Counsel and Corporate Secretary

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

Jeff McKibben has served as our Chief Information Officer since August 2021. Prior to joining UCT, Mr. McKibben served at ON Semiconductor Corporation, a $6 billion global manufacturer driving innovation in energy efficient electronics, as Chief Information Officer from December 2020 to August 2021, as Vice President, Enterprise Applications from August 2017 to December 2020 and as Senior Director, Enterprise Applications from July 2007 to August 2017. He previously held a range of roles at Hewlett Packard in global IT management, consulting, and enterprise program management. Mr. McKibben holds an M.S. in Management Information Systems from the University of Arizona and a B.S. in Humanities and International Relations cum laude from Georgetown University.

Chris Cook has served as our President, Products Business since April 2022. Before joining UCT, Mr. Cook served as Executive Vice President and Chief Marketing Officer of Cypress Semiconductor from March 2017 to April 2020 when the company was acquired for $10 billion by Infineon Technologies AG. Mr. Cook served as Founder, CEO and Adviser at Cauz Colony from June 2015 to December 2018. Prior to that, he served as President of Flex Power, the power supply business of Flextronics International Ltd. from January 2012 to June 2015. Mr. Cook joined Infineon Technologies AG in 2003 and served as its Vice President and General Manager, RF and Protection Devices from May 2008 to December 2011, its Managing Director, Infineon Technologies North America from July 2007 to December 2008 and Vice President and General Manager, AI Marketing from May 2003 to May 2008. He previously held various roles of increasing responsibility at Renesas Technology (formerly Hitachi Semiconductor) from 1995 to 2003. Mr. Cook holds a B.S. in Electrical Engineering and Technology from Purdue University and completed the Program for Leadership Development at Harvard Business School.

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

Brian E. Harding has served as our Senior Vice President, Chief Accounting Officer since June 2022. Prior to joining UCT, Mr. Harding served as Vice President and Corporate Controller at The Greenbrier Companies from March 2020 to June 2022. Prior to that, Mr. Harding served as Vice President, Corporate Controller and Principal Accounting Officer from May 2016 to March 2020 and as Director of Finance and Accounting from May 2014 to May 2016 at FLIR Systems, Inc. (now part of Teledyne Technologies). He previously served in various roles of increasing responsibility at KPMG LLP and its international partner firms from October 2003 to May 2014. Mr. Harding holds a B.A. in Business Administration with concentrations in Accounting and Finance from Pacific University and completed the Executive Leadership and Innovation Program at the Babson Graduate School of Business.

Jamie J. Palfrey has served as our Senior Vice President of Global Human Resources since May 2021. Prior to joining UCT, Ms. Palfrey served as Senior Vice President, Global Human Resources for Shape Technologies Group, a global leader in the manufacturing process solutions industry with operations in 33 countries worldwide, from December 2015 to April 2020. Previously, she held the role of Vice President, Human Resources with Wacom Americas from October 2013 to December 2015, and from 1995 to 2013 served in various senior management roles in organizations that include FEI Company, Lam Research Corporation and ConocoPhillips. Ms. Palfrey holds an M.Ed. with a focus on Human Resources, Occupational Training & Development/instructional design, from University of Louisville and a B.S. in Business Administration from Portland State University.

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

Industry, Customer and Strategic Risks

The cyclical and highly volatile nature of the industries we serve could harm our operating results.

Our business depends in large part upon capital expenditures by manufacturers in the semiconductor and display industries, which in turn depend upon the current and anticipated market demand for such products. These industries (especially the semiconductor industry) have historically seen recurring periods of over-supply of products that have materially reduced the demand for both the capital equipment and the services required to manufacture such products. We likely will continue to experience fluctuations in customer orders through such cycles. Although some of our business, including the cleaning, coating and analytical services that support the semiconductor chip market, are less susceptible to such fluctuations, recurring slowdowns in the industries we serve have historically had adverse effects on our overall operating results. Demand shifts in these industries are rapid and difficult to predict, and we may not be able to anticipate or respond quickly enough to changes in demand. In the fourth quarter of 2022, we experienced a decline in customer demand that resulted in a change in revenue guidance.

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

A small number of OEM customers have historically accounted for a significant portion of our revenues, and we expect this trend to continue. Our top two customers accounted for 62.7%, 64.0% and 67.1% of our revenues for fiscal years 2022, 2021 and 2020, respectively. Because most of these customers are not contractually obligated to place any orders with us, the success of our products business largely depends on these OEMs’ own discretion, which discretion is buttressed by the fact that the OEMs generally own, and are therefore free to license as they see fit, the designs and other intellectual property to the products we manufacture for them. And since most of these OEMs are already our customers, any lost revenue resulting from the loss, reduction, cancellation or delay in purchase orders by any one of these customers would be difficult to replace. In the past, we have seen decreases in our business volume for those customers who have taken the manufacturing of our products in-house, given market share to our competitors, or declared bankruptcy.

Our Services business provides parts cleaning, coating and analytical expertise to both IDM and OEM customers. Our IDM business is similarly concentrated in a small number of customers, and we compete with in-house capabilities, the OEMs who perform cleaning as part of their service contracts, and other providers of cleaning, coating and analytical services. The OEM customer profile of our Services business has significant overlap with our Products business, and we similarly compete against other providers of cleaning, coating and analytical services. Because our cleaning and analytical processes are proprietary to us, our customers may need to go through a new qualification process if they decide to transition to a new service provider.

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

Due to their size and level of contribution to our revenue, our largest customers are able to exert significant pressure to seek various concessions in our commercial agreements and individual purchase orders. Our customers often require reduced prices, as well as commitments related to quality, manufacturing and delivery of goods, as a condition to placing purchase orders. This could, among other things, result in reduced operating margins or require capital or other expenditures in order to maintain or expand our market share. Further, many of our customers generally require us to indemnify against certain liabilities, which may include claims of losses by their own customers arising out of property damages, bodily injuries or deaths, or infringement of intellectual property rights by our products. Our potential liability for infringing upon a third party’s intellectual property is generally uncapped, and in some cases, we have self-insured against these risks, such that we do not have a third-party insurer to reimburse us against these losses. Our customers may also pressure us to make other concessions in order to preserve or expand our market share with them. For example, customers may prevent us from moving our manufacturing sites from higher-cost regions to lower-cost regions, all the while seeking price reductions. If we are unable to retain and expand our business on favorable commercial terms, our business will be adversely affected and we may be susceptible to increased liability risk.

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

If we fail to address these risks, we may not be able to realize the anticipated benefits of such acquisitions or investments and incur unanticipated liabilities and substantial costs, materially harming our business in the process. In 2022, the management has devoted significant amount of time and resources to integrate Ham-Let, focusing on: the maintenance of customers and other important relationships; the consolidation of IT, finance, HR, and other general and administrative infrastructures; the coordination of our sales and marketing efforts to effectively position our combined capabilities; and streamlining of businesses by divesting certain non-semiconductor businesses.

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

We rely heavily on OEM customers for the success of our business. The success of OEMs’ business is, in turn, directly related to the success of IDMs and other chipmakers, whose customers are engaged in consumer-facing businesses. Much of our success, therefore, depends on consumer spending and capital expenditures by retail businesses. Uncertainty regarding the global economy may exacerbate negative trends in business and consumer spending, which may cause our customers to scale back operations, reduce capital expenditures, exit businesses, move capacity to other manufacturers, in-source capacity or file for bankruptcy protection and potentially cease operations. Our customers may then be forced to push out, cancel or refrain from placing orders for our products or services. These conditions may also similarly affect key suppliers, impairing their ability to timely deliver components or raw materials. We may then be forced to procure components or raw materials from higher-cost suppliers or reconfigure the design and manufacture of our products or services, which may eventually lead to our failure to fill customer orders. Recent inflationary trends have had, and could continue to have, a negative impact on many aspects of our cost structure.

We have established and, as circumstances may require, intend to expand our operations globally, which exposes us to risks associated with operating in foreign countries.

We generated approximately 61.4% and 65.1% of our revenues in international markets for fiscal years 2022 and 2021, respectively. Depending on market conditions, we intend to further expand our operations in Asia Pacific and EMEA. The carrying amount of our fixed assets in Asia Pacific and EMEA were $129.1 million and $76.2 million, respectively as of December 30, 2022, and $129.0 million and $53.4 million, respectively as of December 31, 2021.

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

Our operations in Asia Pacific and EMEA are subject to U.S. regulations governing equipment export. These laws are complex and require us to obtain export licenses, a failure of which could expose us to fines, penalties and export ban. The U.S. Department of Commerce continually updates and often expands the list of entities, to whom U.S. companies cannot sell certain products without a license from the Department of Commerce. These rules and regulatory changes could have material adverse impact on the result of our operations.

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

We are subject to various laws and regulations of the countries where we conduct business, including laws and regulations relative to anti-corruption and anti-bribery, antitrust and competition, data privacy, and export regulations. These foreign laws and regulations are constantly evolving and may, in some cases, conflict with each other. Although our compliance policies against unethical business practices apply to all our employees and agents, any violation of these policies by a rogue employee or agent may expose us to enforcement actions under these laws and regulations.

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

We face intense competition from subsystem and component manufacturers in the industries we serve. Increased competition has and could result, in price reductions, reduced gross margins or loss of market share. Competitors may introduce new products in the markets currently being served by our products. These new products may have better performance, lower prices and achieve broader market acceptance than our products. Further, since our customers generally own the designs and other intellectual property to the products we manufacture on their behalf, we cannot prevent them from licensing such designs and other intellectual property to our competitors for the manufacture of such products. Similarly, while the cleaning and analytical processes we utilize are proprietary to us, OEMs are looking to increase their maintenance services and could create proprietary cleaning processes with competitors, limiting our ability to compete for future business.

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

We design, develop and market critical subsystems and proprietary cleaning, coating and analytical services to OEMs, IDMs and other customers. The introduction of new products and processes is inherently risky because it is difficult to foresee the adoption of new standards, coordinate our technical personnel and strategic relationships and win acceptance of new products by our customers, and ultimately not be able to recoup design and development expenditures. For several quarters following their introduction, newly introduced products typically carry lower gross margins than existing products. If any of our new systems or subsystems are not successful in the market, or if we are unable to obtain gross margins on new products that are similar to the gross margins we have historically achieved, our business, operating results and financial condition could be adversely affected.

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

Operational Risks

Our dependence on our suppliers may prevent us from delivering an acceptable product on a timely basis.

For many of the components and raw materials we use in our products and services, we rely on both single-source and sole-source suppliers, many of whom have been specifically designated by our customers. If a supplier, who may not be under any long-term supply obligations, fails to provide the necessary volume of components or raw materials on a timely basis at acceptable prices and quality, we would be forced to identify and qualify alternative sources. The process of qualifying new suppliers for complex components and raw materials is lengthy and could delay our production or delivery of services. Fluid Solutions, for example, may be susceptible to experiencing sharp price fluctuations in raw materials, which can significantly affect its cost of revenue and could erode profitability and competitiveness. Recently, one of our key suppliers was the target of a ransomware attack, which likely will have a negative impact on our ability to procure the necessary volume of components to meet our projected production level.

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

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls which, if not remediated, could adversely affect the accuracy, reliability, and timeliness of our financial reports, our reputation, business operations, and stock price.

Based on our evaluation under the COSO framework as further described under “Item 9A – Controls and Procedures," our management concluded that we did not maintain effective internal control over financial reporting as of December 30, 2022 due to material weaknesses attributable to the design and effectiveness of information technology general controls for our primary Enterprise Resource Planning (ERP) system and ERP access controls affecting the independent review of manual journal entry postings.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Effective internal controls over financial reporting are necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us and our independent registered public accounting firm to evaluate and report on our internal control over financial reporting. The process of designing, implementing, maintaining, and updating our internal controls and complying with Section 404 is expensive and time consuming, and requires significant attention from management and company resources. Failure to maintain existing or implement new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations.

The Company has begun the process of evaluating the material weaknesses and developing its full remediation plan. Until the remediation plan is implemented, tested, and deemed effective we cannot assure you that our actions will adequately remediate the material weaknesses or that additional material weaknesses in our internal controls will not be identified in the future. If we are unable to remediate the material weaknesses, our ability to record, process and reporting financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the Securities and Exchange Commission, could be adversely affected and could reduce the market’s confidence in our financial statements and harm our stock price.

We are subject to order and shipment uncertainties and any significant reductions, cancellations or delays in customer orders could cause our revenue to decline and our operating results to suffer.

Forecasting our revenue can be challenging because we generally do not have a material backlog of unfilled orders and because of the short time frame within which we are often required to design, produce or deliver products to our customers. Much of our revenue depends on customer orders that we receive and fulfill in the same quarter. We generally do not have long-term purchase orders or contracts that contain minimum purchase commitments from our customers. Instead, we typically plan around non-binding volume forecasts we receive from our customers, and we sometimes order and build component inventory in advance of the receipt of actual customer orders. Customers may cancel order forecasts, change production quantities from forecasted volumes, or delay production for reasons beyond our control, and for which we usually are not entitled to compensation. Reductions, cancellations or delays in forecasted orders could cause us to hold inventory longer than anticipated, which could reduce our gross profit, restrict our ability to fund our operations and cause us to incur unanticipated reductions or delays in revenue. Moreover, many of the products we manufacture are custom built for our customers and are therefore not fungible with products we sell to other customers. If we do not obtain orders as we anticipate, we could have excess component inventory for a customized product that we would not be able to sell to another customer, likely resulting in inventory write-offs. In addition, because many of our costs are fixed in the short term, we could experience deterioration in our gross profit and operating margins when our sales volume declines.

We hold our customers’ parts on our premises and any significant damage or loss to these parts could cause our operating results to suffer.

In connection with our Services business, we face a number of risks associated with customer parts being held on our premises, including the risk of mishandling or damaging, customer parts, any of which could be materially harmful for our business.

The results of our operations, financial position and cash flows may suffer if we do not effectively manage our inventory.

Inventory is one of the largest assets on our balance sheet, representing 22.6% of our total assets as of December 30, 2022. Effective management of raw materials, work-in-process and finished goods is imperative to keep inventory costs down and maintain or improve gross margins, all the while meeting changing customer requirements.

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

An overestimation of customer demand may result in allocation of resources for products that we may not be able to sell, and we may be forced to hold excess or obsolete inventory. Our products can become obsolete when customers change their specifications, or become excess inventory due to a decrease in demand. Furthermore, if market prices drop below the prices at which we value our inventory, we would need to take a charge for a reduction in inventory values in accordance with the applicable accounting rules. Any unexpected changes in demand or increases in manufacturing costs that cause us to take additional charges for un-saleable, obsolete or excess inventory, or to reduce inventory values, would adversely affect our results of operations.

We hold our inventory at various manufacturing sites around the globe and many of these sites have more than one warehouse. We rely upon our IT systems and internal controls to accurately and timely manage, store and replenish inventory, complete and track customer orders, coordinate sales activities across all of our products, and maintain and report vital data and information. A disruption in our IT systems or a failure of our internal controls could result in delays in receiving inventory and supplies, delays in filling customer orders, incorrect inventory counts, over or under stocking, and loss of inventory.

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

The manufacture and delivery of our products, the provision of our services and our financial reporting depend on the continuing operation of our technology infrastructure and systems, particularly our data center located in California. Any damage to or failure of our systems could result in interruptions in our ability to manufacture or deliver products or services, or adversely impact our ability to accurately and timely report our financial results. Interruptions could reduce our sales and profits, and our systems could be perceived as unreliable. Our systems and operations are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, hardware or software failures, telecommunications failures, cyber attacks, and similar events. Some of the critical components of our system are not redundant and we currently do not have a backup data center.

Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software attacks, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data (our own or that of third parties). Under the supervision of our Chief Information Security Officer, we have adopted certain measures to combat potential cyberattacks and information espionage, including implementation of certain forensic tools to detect nefarious activities within our system. Yet, given the unpredictability of the timing, nature and scope of such cybersecurity disruptions, and given those cyberattacks targeting those systems outside of our direct control (such as our supply chain's infrastructure), we could experience detrimental impacts on our operations or ability to provide products and services to our customers (such as production downtimes and operational delays), misappropriation, destruction or corruption of confidential information or other data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, and/or reputational harm, any of which could have a material adverse effect on our business.

Frequent or persistent system failures could brand our products or services unattractive to customers, which may be difficult to reverse. Any steps we take to increase the reliability and redundancy of our systems may be expensive, reduce our operating margin and may not be successful in reducing the frequency or duration of unscheduled interruptions.

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

Our business is particularly dependent on expertise which only a limited number of engineers possess. The loss of any of our key employees and officers, including our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, any of our Executive or Senior Vice Presidents or any of our key senior managers, or the failure to attract, promote and retain qualified employees, could adversely affect our business. Also, uncertainty and disruption to our organization as a result of executive management transition could divert the executive management’s attention away from key areas of our business and have a material adverse effect on our business.

Our business is subject to the risks of earthquakes, fire, power outages, floods, and other catastrophic events, and to interruption by man-made disruptions, such as terrorism.

Our facilities may experience catastrophic losses caused by natural disasters or other causalities, such as earthquakes, storms, floods, fires, public health epidemic, labor disruptions, power outages, terrorist attacks or political unrest, the occurrence of any one of which could disrupt our operations, delay production and shipments, and result in large repair expenses. We have facilities in areas with above average seismic activity, such as our facilities in Hayward, California, and our Taiwan facilities in Hsinchu and Tainan. We also have experienced fires and extended power outages at our facilities, such as the fire that occurred at a Korean plant operated by our joint venture, Cinos Korea, in 2018. This risk is further exacerbated by the fact that our insurance policies do not cover the losses caused by earthquakes or other natural disasters or power loss. Our Fluid Solutions business operations are concentrated in Israel, where many key employees, offices and some of its production facilities are located. The political, economic and security situation in Israel has a direct impact on our operations there, and a state of war in Israel may harm our ability to supply our products to customers.

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

Legal and Regulatory Risks

Growing uncertainties with U.S. trade policies and export regulations with regard to China have adversely impacted and could continue to adversely impact us.

We and our customers have significant operations in China. The extent of the impact of the ongoing trade tension between the United States and China on our sales and operations is difficult to predict. In October 2022, the U.S. Department of Commerce imposed additional license requirements on certain semiconductor goods and technologies sold in China. This expansion of export license requirements in China has adversely impacted some of our customers with business presence in China, which in turn had an adverse impact on our business. These new regulations may create uncertainty for our operations in China, as the full scope and extent of the new license requirements remain unknown, and may change over time. Obtaining these export licenses may be difficult for us and/or our customers, and any delays (or denial) in the approval process could disrupt our supply chains and negatively impact production schedules. For example, the utilization rate of our manufacturing subsidiary in China may be negatively impacted if we would not be able to support our customers with goods and services originating out of that location.

Additionally, tariffs and retaliatory tariffs levied by the United States and China on certain raw materials have in the past increased the cost of materials for our products. If the current trade relationship between U.S. and China continues on the same tense trajectory, we may experience additional taxes and tariffs on raw materials sourced from China, which could render our products less competitive and/or profitable.

Third parties may claim we are infringing their intellectual property, which could subject us to litigations or licensing expenses, and we may be prevented from selling our products if any such claims prove successful.

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

In addition to any litigation related to our intellectual property rights, we have been in the past and may in the future be named as a defendant in other lawsuits and regulatory actions relating to our business, such as commercial contract claims, environmental compliance claims, employment claims, class action litigations, and tax examinations, any one of which may expose us to significant damages and reputational harm. The outcome of such litigations and regulatory proceedings is difficult to predict. An unfavorable outcome could have a material adverse effect on our business, including limiting our ability to engage in certain business activities. In addition, such proceedings are often expensive, time-consuming and disruptive to normal business operations and require significant attention from our management.

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

We use conflict minerals in manufacturing our products. As a result, we are required to perform ongoing due diligence on our supply chain and publicly disclose the nature and results of such efforts. Our most recent disclosure was filed on Form SD on May 27, 2022, noting that we could not yet determine whether the conflict minerals we source were, directly or indirectly, used to finance or benefit armed groups in the Democratic Republic of Congo and its adjoining countries. There have been and there will be costs associated with complying with these disclosure requirements to determine the sources of conflict minerals used in our products, and potential changes to products, processes or sources of supply as a consequence of such verification activities. Complying with these rules could adversely affect the sourcing, supply and pricing of materials used in our products and result in substantial additional costs. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we are not certain that we will be able to obtain the conflict minerals from such suppliers in sufficient quantities or at competitive prices. We may also face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products. If we are unable to comply with these disclosure rules (which themselves may be subject to potential re-formulation by the new administration), we could be subject to enforcement actions by the SEC and liability under the Securities Exchange Act of 1934, which could result in material adverse consequences to our business, as well as significant fines and penalties.

Financial, Tax and Capital Markets Risks

We have significant existing indebtedness; the restrictive covenants under our credit agreement or other limitations on financing may limit our ability to expand or pursue our business strategy; if we are forced to pay our indebtedness prior to its maturity, our financial position could be materially and adversely affected.

As of December 30, 2022, we have gross debt of $524.0 million. Such debt is composed of a $515.0 million term loan outstanding under our credit agreement with Barclays Bank and $9.0 million under credit facilities at Ham-Let less unamortized debt costs of $10.2 million.

Our indebtedness could have adverse consequences, including: allotment of a portion of our cash to interest and principal payments, which cash therefore will not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes; and inability to obtain additional financing in the future, if needed. If we are unable to meet our debt obligations as they come due, we could be forced to restructure or refinance such obligations, seek additional equity financing, incur additional debt or sell assets, which we may not be able to do on satisfactory terms, if at all.

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

We made capital expenditures of approximately $100.1 million and $59.3 million for fiscal years 2022 and 2021, respectively, which are primarily related to investments in our manufacturing facilities in the United States, Malaysia, China, Singapore and South Korea and to our ERP system implementation. The amount of our future capital requirements will depend on many factors, including: the cost associated with the expansion of our manufacturing capacity into Malaysia as part of our strategic growth plan; the cost to maintain appropriate IT systems; the cost to maintain adequate manufacturing capacity; the timing and extent of spending to support product development efforts; the timing of new product introductions and enhancements to existing products; the timing, size and availability of strategic transactions; the cost to integrate our acquisitions into our business environment; changing manufacturing capabilities to meet new or increased customer requirements; market acceptance of our products; and our ability to generate sufficient cash flow from our operating activities.

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

We had $248.8 million of goodwill recorded on our Consolidated Balance Sheet as of December 30, 2022. Goodwill represents the excess of cost over the fair market value of net tangible and finite lived, identifiable intangible assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. During the fourth quarter of each year, we perform an annual review of our goodwill and acquired intangible assets to determine if they have become impaired. We also conduct the same evaluation whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to impair all or a significant part of our goodwill and/or our acquired intangible assets, our financial results could be materially adversely affected.

Fluctuations in foreign currency exchange rates may adversely affect our financial condition and results of operations.

The majority of our international revenues are denominated in U.S. Dollars. Many of the costs and expenses associated with our international operations are paid in foreign currencies, including Chinese Renminbi, Singapore Dollars, Japanese Yen, South Korean Won, Israeli New Shekel, Taiwanese Dollars, Malaysian Ringgits, Czech Korunas and Euro, and we expect our exposure to these foreign currencies to increase as we increase production in those regions. Changes in exchange rates among these foreign currencies may affect our revenue, cost of revenues, operating margins and tax.

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

The Company has manufacturing and engineering facilities in California, Texas, Arizona, Israel, China, Malaysia, Singapore, United Kingdom, Philippines and Czech Republic. The Company has parts cleaning, analytics and engineering facilities in Colorado, Arizona, California, Oregon, Maine, Texas, Ireland, Israel, Taiwan, South Korea, Singapore and China. These facilities have leases that expire on various dates through 2042 and are subject to periodic changes. We also own buildings and land that are located in South Korea, China and the United Kingdom. We believe that our existing facilities are well-maintained and in good operating condition.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Stock Exchange Listing

Our common stock has been traded on the NASDAQ Global Market under the symbol “UCTT” since March 25, 2004. As of February 23, 2023, there were six holders of record of UCTT common stock.

Dividends on Common Stock

To date, we have not declared or paid cash dividends to our UCT stockholders and we do not intend to do so for the foreseeable future in order to retain earnings for use in our business. Our credit facility also limits our ability to pay dividends.

Issuer Purchases of Equity Securities

On October 20, 2022, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $150.0 million of the Company’s common stock over a three-year period. This program may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock. In fiscal 2022, pursuant to a trading plan designed to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, approximately 342,863 shares were repurchased under this program with an aggregate cost of $12.1 million and an average price of $35.31 per share.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
December 5 - December 30, 2022	342,863	$35.31	342,863	$137.9

Subsequent to 2022 fiscal year-end, through the date of filing of this report, we repurchased an additional 389,299 common stocks at an aggregate purchase price of $12.9 million. Approximately $125.0 million remained available under the Company's share repurchase program as of February 28, 2023.

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

The following stock performance graph compares the cumulative total stockholder returns during the period from December 29, 2017 to December 30, 2022, of our common stock to the NASDAQ Composite Index and the RDG Semiconductor Composite Index. The comparison assumes $100 was invested on December 29, 2017, in our common stock and in each of the foregoing indices. The stock performance shown on the following graph represents historical stock performance and is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$350
$300
$250
$200
$150
$100
$50
$0
12/29/17
12/28/18
12/27/19
12/25/20
12/31/21
12/30/22
Ultra Clean Holdings, Inc.
NASDAQ Composite
RDG Semiconductor Composite

*$100 invested on 12/29/17 in stock or index, including reinvestment of dividends.
Indexes calculated on month-end basis.

The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported by the NASDAQ Global Market:

	High	Low
Fiscal year 2021
First quarter	$59.42	$29.92
Second quarter	$65.33	$44.18
Third quarter	$56.24	$39.00
Fourth quarter	$60.84	$40.97
Fiscal year 2022
First quarter	$60.49	$37.72
Second quarter	$41.41	$26.61
Third quarter	$36.23	$25.19
Fourth quarter	$39.10	$23.32

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

Overview

Ultra Clean Holdings, Inc., (“UCT”, the “Company” or “We”) is a leading developer and supplier of critical subsystems, components, parts, and ultra-high purity cleaning and analytical services primarily for the semiconductor industry. UCT offers its customers an integrated outsourced solution for major subassemblies, improved design-to-delivery cycle times, design for manufacturability, prototyping and part and component manufacturing, as well as tool chamber parts cleaning and coating, and micro-contamination analytical services. We report results for two operating segments: Products and Services. Our Products segment primarily designs, engineers and manufactures production tools, components and parts, and modules and subsystems for the semiconductor and display capital equipment markets. Products include chemical delivery modules, frame assemblies, gas delivery systems, fluid delivery systems, precision robotics, process modules as well as other high-level assemblies. Our Services segment provides ultra-high purity parts cleaning, process tool part recoating, surface encapsulation and high sensitivity micro contamination analysis primarily for the semiconductor device makers and wafer fabrication equipment (“WFE”) markets.

We ship a majority of our products and provide most of our services to U.S. registered customers with locations both in and outside the U.S. In addition to U.S. manufacturing and service operations, we manufacture products and provide parts cleaning and other related services in our Asia Pacific, Europe and Middle East (“EMEA”) facilities to support local and U.S. based customers. We conduct our operating activities primarily through our subsidiaries.

Over the long-term, we believe the semiconductor market we serve will continue to grow due to multi-year industry demand from a broad range of drivers, such as new CPU architectures that enable higher performance servers necessary for cloud, artificial intelligence (“AI”) and Machine Learning applications. We also believe that semiconductor original equipment manufacturers (“OEM”) are increasingly relying on partners like UCT to fulfill their expanding capacity requirements. Additionally, our Services business is benefiting as device manufacturers rely on precision cleaning and coating to achieve ever more complex devices.

Critical Accounting Estimates

Our Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure at the date of our Consolidated Financial Statements. On an on-going basis, we evaluate our estimates and judgments, including those related to inventories, income taxes, business combinations and goodwill, intangible assets and long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We consider certain accounting policies related to revenue recognition, inventory valuation, accounting for income taxes, business combinations, valuation of goodwill, intangible assets and long-lived assets to be critical policies due to the estimates and judgments involved in each.

Revenue Recognition

Our revenues for fiscal years 2022, 2021 and 2020, were highly concentrated with a small number of OEM customers in the semiconductor capital equipment industry. We recognize revenue when promised goods or services (performance obligations) are transferred to a customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We perform the following five steps to determine when to recognize revenue:

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

Obsolete inventory or inventory in excess of our estimated usage is written down to its estimated market value less costs to sell, if less than its cost. The inventory write-downs are established on the basis of obsolete inventory or specifically identified inventory in excess of established usage. Inherent in our estimates of demand and market value in determining inventory valuation are estimates related to economic trends, market conditions, and future demand for our products. If actual demand and market conditions are less favorable than our projections, additional inventory write-downs may be required. If the inventory value is written down to its net realizable value, and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold either as a component of a subsystem or as separate inventory. For fiscal years 2022, 2021 and 2020, we wrote down inventories of $5.0 million, $6.1 million, and $3.4 million, respectively.

Accounting for Income Taxes

The determination of our tax provision is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region and is subject to judgments and estimates. Management carefully monitors the changes in many factors and adjusts the effective tax rate as required.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not more likely than not, we must increase our provision for taxes by recording a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be recoverable. In determining whether the realization of these deferred tax assets may be impaired, we make judgments with respect to whether we are likely to generate sufficient future taxable income to realize these assets. In order to reverse a valuation allowance, U.S. GAAP suggest that we review our recent cumulative income/loss as well as determine our ability to generate sufficient future taxable income to realize our net deferred tax assets. As of December 30, 2022, we maintained full valuation allowances on our U.S. federal and state and certain of our foreign deferred tax assets in the amount of $53.1 million as we believe it is more likely than not that these deferred tax assets will not be realized.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52 or 53 week period ending on the Friday nearest December 31. Fiscal years 2022 and 2020, each contained 52 weeks. Fiscal year 2021, contained 53 weeks.

A discussion regarding our financial condition and results of operations for fiscal 2022, compared to fiscal 2021, is presented below. The results of operations for 2021, and the discussion below reflect nine months of activity resulting from the acquisition of Ham-Let.

A discussion regarding our financial condition and results of operations for fiscal 2021, compared to fiscal 2020, can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at www.uct.com/investors.

Discussion of Results of Operations

Revenues

	Year Ended
Revenues by Segment	December 30,	Percent	December 31,	Percent	December 25,
(Dollars in millions)	2022	Change	2021	Change	2020
Products	$2,074.7	15.0%	$1,803.9	59.5%	$1,131.2
Services	299.6	0.6%	297.7	11.3%	267.4
Total revenues	$2,374.3	13.0%	$2,101.6	50.3%	$1,398.6
Products as a percentage of total revenues	87.4%		85.8%		80.9%
Services as a percentage of total revenues	12.6%		14.2%		19.1%

Total Products revenue increased $270.8 million in fiscal year 2022 over fiscal year 2021, primarily due to an increase in customer demand in the semiconductor industry, in particular, the wafer fabrication equipment industry and in part due to the inclusion of Fluid Solutions for the full twelve month period in 2022.

Total Services revenues were relatively flat in fiscal year 2022 compared to fiscal year 2021.

	Year Ended
Revenues by Geography	December 30,	Percent	December 31,	Percent	December 25,
(Dollars in millions)	2022	Change	2021	Change	2020
United States	$915.3	24.6%	$734.4	26.3%	$581.6
International	1,459.0	6.7%	1,367.2	67.3%	817.0
Total revenues	$2,374.3	13.0%	$2,101.6	50.3%	$1,398.6
Unites States as a percentage of total revenues	38.6%		34.9%		41.6%
International as a percentage of total revenues	61.4%		65.1%		58.4%

On a geographic basis, revenue represents products were shipped or services performed in our U.S. and international locations. Both U.S. and foreign revenues increased in absolute terms in fiscal 2022 over fiscal 2021, due to an overall global increase in semiconductor and general industry demand.

Cost of Revenues

	Year Ended
Cost of revenues by Segment	December 30,	Percent	December 31,	Percent	December 25,
(Dollars in millions)	2022	Change	2021	Change	2020
Products	$1,712.3	15.8%	$1,478.7	58.2%	$934.7
Services	197.0	2.1%	192.9	12.1%	172.1
Total Cost of revenues	$1,909.3	14.2%	$1,671.6	51.0%	$1,106.8
Products cost as a percentage of total Products revenues	82.5%		82.0%		82.6%
Services cost as a percentage of total Services revenues	65.8%		64.8%		64.4%

Total cost of revenues increased $237.7 million in fiscal year 2022 over fiscal year 2021, due to higher demand for Products and higher labor costs for Services.

Cost of Products revenues consists of purchased materials, direct labor and manufacturing overhead. Cost of products revenues increased $233.6 million for fiscal 2022 compared to fiscal 2021. The increases were due to higher volume of sales driving increased material costs, as well as higher direct labor spending and overhead costs and in part due to the inclusion of Fluid Solutions for the full twelve months in fiscal year 2022 as compared to nine months in fiscal year 2021.

Cost of Services revenues consists of direct labor, manufacturing overhead and materials (such as chemicals, gases and consumables). Cost of services revenues increased $4.1 million in fiscal 2022 compared to the prior year driven by an increase in labor costs.

Gross Margin

	Year Ended
Gross Profit by Segment	December 30,	Percent	December 31,	Percent	December 25,
(Dollars in millions)	2022	Change	2021	Change	2020
Products	$362.4	11.4%	$325.2	65.5%	$196.5
Services	102.6	(2.1)%	104.8	10.0%	95.3
Gross profit	$465.0	8.1%	$430.0	47.4%	$291.8
Gross Margin by Segment
Products	17.5%		18.0%		17.4%
Services	34.2%		35.2%		33.5%
Total Company	19.6%		20.5%		20.9%

Products and Services gross margin decreased in fiscal year 2022 over fiscal year 2021, due to higher labor and overhead costs.

Operating Margin

	Year Ended
Operating Profit by Segment	December 30,	Percent	December 31,	Percent	December 25,
(Dollars in millions)	2022	Change	2021	Change	2020
Products	$90.4	(41.4)%	$154.3	58.7%	$97.2
Services	30.0	(4.4)%	31.4	29.8%	24.2
Operating profit	$120.4	(35.2)%	$185.7	53.0%	$121.4
Operating Margin by Segment
Products	4.4%		8.6%		8.6%
Services	10.0%		10.5%		33.5%
Total Company	5.1%		8.8%		8.7%

Operating profit and operating margin of Products decreased in fiscal year 2022 compared to fiscal year 2021, primarily due to the $77.4 million net loss recorded from the divestiture of subsidiaries partially offset by the higher demand and the inclusion of Fluid Solutions gross profit for the full twelve months in fiscal year 2022 as compared to nine months in fiscal year 2021.

Operating profit and operating margin of Services decreased in fiscal year 2022 compared to fiscal year 2021, due to lower gross profit.

Research and Development

	Year Ended
	December 30,	Percent	December 31,	Percent	December 25,
(Dollars in millions)	2022	Change	2021	Change	2020
Research and development	$28.5	16.3%	$24.5	65.5%	$14.8
Research and development as a percentage of total revenues	1.2%		1.2%		1.1%

Research and development expenses consist primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, the advancement of cleaning and coating and analytical processes, and other product-development activities. Research and development expenses increased $4.0 million in fiscal year 2022 compared to fiscal year 2021, primarily due to an increase in personnel-related expenses associated with an overall increase in headcount.

Sales and Marketing

	Year Ended
	December 30,	Percent	December 31,	Percent	December 25,
(Dollars in millions)	2022	Change	2021	Change	2020
Sales and marketing	$54.4	12.9%	$48.2	92.0%	$25.1
Sales and marketing as a percentage of total revenues	2.3%		2.3%		1.8%

Sales and marketing expenses consist primarily of salaries and commissions paid to our sales employees, salaries paid to our engineers who partner with sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expenses increased $6.2 million in fiscal year 2022 over fiscal year 2021, due to the inclusion of Fluid Solutions’ sales and marketing activities for the full twelve months and an increase in personnel-related costs driven by higher headcount.

General and Administrative

	Year Ended
	December 30,	Percent	December 31,	Percent	December 25,
(Dollars in millions)	2022	Change	2021	Change	2020
General and administrative	$184.3	7.4%	$171.6	31.5%	$130.5
General and administrative as a percentage of total revenues	7.8%		8.2%		9.3%

General and administrative expenses increased $12.7 million in fiscal year 2022 over fiscal year 2021, due to the inclusion of Fluid Solutions’ general and administrative activities for the full twelve months in fiscal year 2022 and higher personnel-related expenses driven by higher headcount.

Interest and Other Income (Expense), net

	Year Ended
	December 30,	Percent	December 31,	Percent	December 25,
(Dollars in millions)	2022	Change	2021	Change	2020
Interest income	$0.9	125.0%	$0.4	(55.6)%	$0.9
Interest expense	$(33.9)	40.1%	$(24.2)	43.2%	$(16.9)
Other income (expense), net	$0.9	(111.8)%	$(7.6)	33.3%	$(5.7)

Interest expense increased $9.7 million in fiscal year 2022 over fiscal year 2021 due to a higher average debt balance and higher interest rates on our variable rate debt due to rising LIBOR rates in 2022.

Other income (expense), net, increased $8.5 million in fiscal year 2022 over fiscal year 2021 primarily due to the absence of loss from the change in the fair value of forward contracts in conjunction with the acquisition of Ham-Let.

Provision for Income Taxes

	Year Ended
	December 30,	Percent	December 31,	Percent	December 25,
(Dollars in millions)	2022	Change	2021	Change	2020
Provision for income taxes	$37.9	35.8%	$27.9	44.6%	$19.3
Effective tax rate	42.9%		18.1%		19.3%

The change in respective tax rates reflects, primarily, changes in the geographic distribution of our worldwide earnings. For fiscal year 2022, our effective tax rate was higher than the federal statutory rate of 21.0% primarily due to an increase in the valuation allowance.

For the year ended December 30, 2022, the Company concluded that a full valuation allowance against its U.S. federal and state deferred tax assets continues to be necessary. The Company also concluded that some of its foreign deferred tax assets acquired as part of the QGT and Ham-Let acquisitions required a valuation allowance. As of December 30, 2022, the total U.S. and foreign valuation allowances for deferred tax assets were $43.4 million and $9.7 million, respectively.

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

The Company remitted earnings from one of its subsidiaries in Singapore in 2022. The Company has no plans to remit other foreign earnings other than possibly from a subsidiary in Singapore. We may change our intent to reinvest certain of our undistributed foreign earnings indefinitely, which could require us to accrue or pay taxes on some or all of these undistributed earnings.

Liquidity and Capital Resources

Cash and cash Equivalents

The following table summarizes our cash and cash equivalents:

	Year Ended
	December 30,	December 31,
(In millions)	2022	2021	Decrease
Total cash and cash equivalents	$358.8	$466.5	$(107.7)

The decrease in cash and cash equivalents in fiscal year 2022, compared to fiscal year 2021, was primarily due to the cash provided by operating activities of $47.2 million offset by the cash used in financing activities of $56.0 million and $96.2 million used in investing activities.

Cash Flows

	Year Ended
	December 30,	December 31,	December 25,
(In millions)	2022	2021	2020
Operating activities	$47.2	$211.6	$97.3
Investing activities	(96.2)	(404.8)	(29.8)
Financing activities	(56.0)	460.8	(31.1)
Effects of exchange rate changes on cash and cash equivalents	(2.7)	(1.4)	1.4
Net increase (decrease) in cash and cash equivalents	$(107.7)	$266.2	$37.8

Our primary cash inflows and outflows were as follows:

•
We generated net cash from operating activities of $47.2 million in fiscal year 2022, compared to $211.6 million in fiscal year 2021. The $164.4 million decrease was driven by a decrease of $76.0 million in net income and decrease of $169.0 million in the net change from operating assets and liabilities partially offset by the increase of $80.6 million in non-cash items.
•
The major contributors to the net change in operating assets and liabilities, net of effects of acquisition and business dispositions, in fiscal year 2022 were as follows:
o
Accounts receivable increased $15.7 million primarily due to the increase in revenues and the timing of collections.
o
Inventories increased $84.4 million as a result of inventory receipts in excess of consumption. This was driven by customer demand below forecast.
o
Accounts payable decreased $68.4 million primarily due to the increases in inventories and the timing of payments.

•
Cash used in investing activities was $96.2 million in fiscal year 2022 compared to $404.8 million in fiscal year 2021. During fiscal year 2022, net cash used for investing activities primarily consisted of $100.1 million related to purchases of property, plant and equipment. During fiscal year 2021, net cash used for investing activities primarily consisted of $353.2 million related to an acquisition and $59.3 million for purchases of property, plant and equipment.
•
Cash used in financing activities was $56.0 million in fiscal year 2022 compared to cash provided in financing activities of $460.8 million in fiscal year 2021. During fiscal year 2022, net cash provided by financing activities primarily consisted of debt repayment of $39.7 million and $12.1 million of shares repurchased. During fiscal year 2021, net cash provided by financing activities primarily consisted of new borrowings of $415.2 million, proceeds from issuance of common stock of $193.6 million, partially offset with repayment on debt and debt issuance costs of $140.7 million and $7.3 million of taxes paid upon the vesting of restricted stock units.

We believe we have sufficient capital to fund our working capital needs, satisfy our debt obligations, maintain our existing capital equipment, purchase new capital equipment and make strategic acquisitions from time to time. As of December 30, 2022, we had cash and cash equivalents of $358.8 million compared to $466.5 million as of December 31, 2021. Our cash and cash equivalents, cash generated from operations and borrowings under our term loan described below, were our principal sources of liquidity as of December 30, 2022.

We have an existing factoring arrangement with a financial institution in which a portion of its accounts receivable are sold on a nonrecourse basis. In fiscal year 2022, we factored $6.5 million under this arrangement.

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

In 2017, we determined that a portion of the current year and future year earnings of one of our China subsidiaries may be distributed in the future and, accordingly, we provided for the related withholding taxes in our Consolidated Financial Statements. As of December 30, 2022, we had undistributed earnings of approximately $512.0 million from our foreign subsidiaries that are indefinitely invested outside of the U.S. As of December 30, 2022, we have cash of approximately $266.9 million in our foreign subsidiaries.

Borrowing Arrangements

	December 30,		December 31,
	2022		2021
(Dollars in millions)	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
U.S. Term Loan	$515.0	5.5%	$555.1	3.9%
Fluid Solutions Debt Facilities	9.0	4.2%	8.9	1.0%
Cinos China Credit Facilities	—	—	1.4	4.1%
Debt issuance costs	(10.2)		(13.4)
	$513.8		$552.0

In August 2018, the Company entered into a Credit Agreement with Barclays Bank that provided a Term Loan, a Revolving Credit Facility and a Letter of Credit Facility (the “Credit Facility”). UCT and certain of its subsidiaries have agreed to secure all of their obligations under the Credit Facility by granting a first priority lien in substantially all of their respective personal property assets (subject to certain exceptions and limitations). In August 2018, the Company borrowed $350.0 million under the Term Loan.

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

The Term Loan has a maturity date of August 27, 2025, with monthly interest payments in arrears, quarterly principal payments of 0.625% of the outstanding principal balance as of March 31, 2021, with the remaining principal paid upon maturity. Under the Credit Facilities, the Company may elect that the Term Loan bear interest at a rate per annum equal to either (a) “ABR” (as defined in the Credit Agreement), plus the applicable margin or (b) the “Eurodollar Rate” (as defined in the Credit Agreement), based on LIBOR, plus the applicable margin. The applicable margin for the Term Loan is equal to a rate per annum to either (i) at any time that the Company’s corporate family rating is Ba3 (with a stable outlook) or higher from Moody’s and BB- (with a stable outlook) or higher from S&P, (x) 3.50% for such Eurodollar term loans and (y) 2.50% for such ABR term loans or (ii) at all other times, (x) 3.75% for such Eurodollar term loans and (y) 2.75% for such ABR term loans. Interest on the Term Loan is payable on (1) in the case of such ABR term loans, the last day of each calendar quarter and (2) in the case of such Eurodollar term loans, the last day of each relevant interest period and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period. On March 29, 2021, the Company elected that the Term Loan outstanding as of March 31, 2021 accrue interest based on the “Eurodollar Rate” for an initial interest period of one month. Pursuant to the Second Amendment to the Credit Agreement, the Credit Facilities contains customary LIBOR replacement provisions in the event LIBOR is discontinued. At December 30, 2022, the Company had an outstanding amount under the Term Loan of $515.0 million, gross of unamortized debt issuance costs of $10.2 million. As of December 30, 2022, the interest rate on the outstanding Term Loan was 7.8%.

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

The revolving credit facility has an available commitment of $150.0 million and a maturity date of February 27, 2025. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. Outstanding letters of credit reduce the availability of the revolving credit facility and, as of December 30, 2022, the Company had $146.6 million, net of $3.4 million of outstanding letters of credit, available under this revolving credit facility.

The letter of credit facility has an available commitment of $50.0 million and a maturity date of August 27, 2025. The Company pays a quarterly fee in arrears equal to 2.5% (subject to certain adjustments to the Term Loan) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of December 30, 2022, the Company had $3.4 million of outstanding letters of credit and $46.6 million of available commitments remaining under the letter of credit facility.

The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. The Company was in compliance with all financial covenants during the year ended December 30, 2022.

Fluid Solutions has credit facilities with various financial institutions that provides borrowings of up to $18.5 million. As of December 31, 2021, Fluid Solutions had $9.0 million of outstanding debt with interest rate of 4.2%.

In 2020, Cinos China amended its existing credit agreement with a local bank that provides a term loan of RMB 10.0 million (approximately $1.4 million) which matured on September 23, 2022.

Fluid Delivery Systems (“FDS”) has a credit agreement with a local bank in the Czech Republic that provides for a revolving credit facility in the aggregate of up to 5.0 million euros (approximately $5.3 million). As of December 30, 2022, the Company had no outstanding amount under this revolving credit facility.

As of December 30, 2022, the Company’s total bank debt was $513.8 million, net of unamortized debt issuance costs of $10.2 million. As of December 30, 2022, we had $146.6 million, $5.3 million and $9.5 million available to draw from our credit facilities in the U.S., Czech Republic and Israel, respectively.

The fair value of our long-term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The carrying value of our long-term debt approximates fair value.

Capital Expenditures

Capital expenditures were $100.1 million for the year ended December 30, 2022, primarily attributable to the capacity expansion of our Ireland, Malaysia, Israel and certain U.S. facilities.

Contractual Obligations

The Company had commitments to various third parties to purchase inventories totaling approximately $274.1 million on December 30, 2022.

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification against certain liabilities to our customers, which may include claims of losses by their own customers resulting out of property damages, bodily injuries or deaths, or infringement of intellectual property rights by our products. Our potential liability arising out of intellectual property infringement claims by any third party is generally uncapped. As of December 30, 2022, we have not incurred significant costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

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

Credit Risk

A substantial majority of our trade receivables are derived from sales to OEMs. We believe the net accounts receivable balances from our two largest customers (38.5% as of December 30, 2022) do not represent a significant credit risk, based on cash flow forecasts, balance sheet analysis, and past collection experience. For more information about the customers that represent our accounts receivable balance, see Note 1, Organization and Significant Accounting Policies.

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

Foreign Currency Exchange Rate Risk

We operate in international markets, which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. Dollar and various foreign currencies. Historically, the majority of our revenue contracts and arrangements with third party suppliers are denominated in U.S. Dollars. Separately, a portion of our expenses, primarily the cost to manufacture, cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies.

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

Interest Rate Risk

We are exposed to market risk due to changing interest rates under our credit facilities. Our Credit Facility is comprised of a Term B loan and a revolving credit agreement with interest rates as described under Note 7 of Notes to the Consolidated Financial Statements.

At the end of fiscal 2022, the Term B loan had a balance of $515.0 million. A hypothetical 100 basis points increase in our borrowing rates at the end of fiscal 2022, would result in approximately $4.0 million annual increase in interest expense on this existing principal balance.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Ultra Clean Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ultra Clean Holdings, Inc. (the “Company”) as of December 30, 2022 and December 31, 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years ended December 30, 2022, December 31, 2021 and December 25, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 30, 2022 and December 31, 2021, and the consolidated results of its operations and its cash flows for each of the three years ended December 30, 2022, December 31, 2021 and December 25, 2020, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment in Item 9A:

•
The Company did not design and maintain effective information technology general controls for its primary Enterprise Resource Planning (ERP) system used in the preparation of the consolidated financial statements and the primary revenue system for its Services segment; and,
•
The Company did not design and maintain effective controls to timely detect and independently review instances where individuals with access to post a journal entry may also have edited or created the journal entry for its primary ERP.

Business process controls that depend on the affected information systems, or that depend on data or financial reports generated from the affected information systems to be accurate and complete, could be adversely affected. We considered the material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 30, 2022, and our opinion on such consolidated financial statements was not affected.

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

Valuation of Inventories

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s consolidated inventories balance was $443.9 million as of December 30, 2022. The Company values its inventories at the lower of cost (first-in, first-out) or net realizable value. Obsolete inventory or inventory in excess of management’s estimated usage is written-down to its estimated market value less costs to sell, if less than its cost. Inherent in the estimates of market value are management’s estimates related to economic trends and future demand for the Company’s products. As disclosed by management, if these factors are less favorable than those projected, additional inventory write-downs may be required.

The valuation of inventories, specific to write downs, requires management to make significant assumptions and especially complex judgments about the future salability of the inventory and its net realizable value. These assumptions include the assessment of net realizable value by inventory category considering economic trends, future usage and market demand for their products. Additionally, management makes qualitative judgments related to slow moving and obsolete inventories. Given the significant judgments made by management, auditing the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort. Taking into account our risk assessment for each of the various locations and components, the most relevant procedures we performed to address this critical audit matter included:

•
Evaluating the Company’s process used in developing the estimate for excess and obsolete inventory by:
o
Evaluating the methodology used by management to develop its estimate for reasonableness;
o
Testing the completeness, accuracy, and relevance of the underlying data used by management to develop the estimate;
o
Evaluating the reasonableness of specified inputs supporting management's estimate, including the age of inventory items, historic inventory trends, and historic write-off activity;
o
Evaluating the reasonableness of qualitative adjustments, including those related to forecasted demand;
o
Performing inquiries with appropriate financial personnel, regarding obsolete or discontinued inventory models, cancelled sales orders and other factors to corroborate management’s assertions regarding qualitative judgments about slow moving and obsolete inventories; and
o
Testing the mathematical accuracy of the calculations related to the application of the Company’s methodology to specific inventory categories.
•
Developing an independent expectation of inventory write-downs at year end based on historical trends and balances and comparing it to management’s estimate.

Additionally, in response to the material weaknesses identified, we also lowered the threshold for investigating differences between the recorded amount and our independent expectation that we would have otherwise used if the Company’s controls were designed and operating effectively. In addition, we substantively verified the completeness and accuracy of system generated reports utilized in the estimate, including tracing to source records, on a test basis, as required to verify accuracy.

Consolidated Financial Statements - Impact of Material Weaknesses

As discussed in Management’s Report on Internal Control Over Financial Reporting, the Company identified material weaknesses in their internal control over financial reporting associated with (i) not designing and maintaining effective information technology general controls for its primary Enterprise Resource Planning (ERP) system used in the preparation of the consolidated financial statements and the primary revenue system for its Services segment, and (ii) not designing and maintaining effective controls to timely detect and independently review instances where individuals with access to post a journal entry may also have edited or created the journal entry for its primary ERP.

These material weaknesses not only impact the Company’s controls over the specific areas identified, but also related business process controls that rely on information produced by the systems and reports which affect substantially all financial statement account balances and disclosures; and result in a critical audit matter that required us to increase the extent of our audit effort, including the need to modify the nature and extent of audit procedures performed as well audit evidence obtained.

Addressing the matters involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating the nature and extent of audit procedures performed and evidence obtained. We increased the number of selections we would have otherwise made if the Company’s controls were designed and operating effectively. In addition, we utilized original source documents for audit evidence, rather than system reports or other information generated by systems affected by the material weaknesses identified.

/s/ Moss Adams LLP

San Francisco, California

February 28, 2023

We have served as the Company’s auditor since 2015.

Ultra Clean Holdings, Inc.

Consolidated Balance Sheets

	December 30,	December 31,
	2022	2021
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$358.8	$466.5
Accounts receivable, net of allowance for doubtful accounts of $1.5 and $0.3 at December 30, 2022 and December 31, 2021	253.7	250.1
Inventories	443.9	379.2
Prepaid expenses and other current assets	42.4	41.3
Total current assets	1,098.8	1,137.1
Property, plant and equipment, net	279.6	242.3
Goodwill	248.8	270.0
Intangible assets, net	187.9	245.7
Deferred tax assets, net	36.0	37.6
Operating lease right-of-use assets	99.0	83.4
Other non-current assets	10.8	9.3
Total assets	$1,960.9	$2,025.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$20.8	$22.1
Accounts payable	253.5	332.9
Accrued compensation and related benefits	52.5	46.8
Operating lease liabilities	17.1	17.3
Other current liabilities	45.3	50.0
Total current liabilities	389.2	469.1
Bank borrowings, net of current portion	493.0	529.9
Deferred tax liabilities	52.2	54.9
Operating lease liabilities	80.3	65.9
Other liabilities	9.2	12.9
Total liabilities	1,023.9	1,132.7
Commitments and contingencies (See Note 10)
Equity:
UCT stockholders’ equity:
Preferred stock — $0.001 par value, 10.0 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90.0 authorized; 45.2 and 44.9 shares issued and outstanding at December 30, 2022 and December 31, 2021, respectively	0.1	0.1
Additional paid-in capital	530.8	514.9
Common shares held in treasury, at cost, 0.9 and 0.6 shares at December 30, 2022 and December 31, 2021, respectively	(15.4)	(3.3)
Retained earnings	377.8	337.4
Accumulated other comprehensive loss	(5.4)	(0.2)
Total UCT stockholders' equity	887.9	848.9
Noncontrolling interests	49.1	43.8
Total equity	937.0	892.7
Total liabilities and equity	$1,960.9	$2,025.4
(See accompanying Notes to Consolidated Financial Statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Operations

	Year Ended
	December 30,	December 31,	December 25,
	2022	2021	2020
(In millions, except per share amounts)
Revenues:
Product	$2,074.7	$1,803.9	$1,131.2
Services	299.6	297.7	267.4
Total revenues	2,374.3	2,101.6	1,398.6
Cost of revenues:
Product	1,712.3	1,478.7	934.7
Services	197.0	192.9	172.1
Total cost revenues	1,909.3	1,671.6	1,106.8
Gross margin	465.0	430.0	291.8
Operating expenses:
Research and development	28.5	24.5	14.8
Sales and marketing	54.4	48.2	25.1
General and administrative	184.3	171.6	130.5
Net loss on divestitures	77.4	—	—
Total operating expenses	344.6	244.3	170.4
Income from operations	120.4	185.7	121.4
Interest income	0.9	0.4	0.9
Interest expense	(33.9)	(24.2)	(16.9)
Other income (expense), net	0.9	(7.6)	(5.7)
Income before provision for income taxes	88.3	154.3	99.7
Provision for income taxes	37.9	27.9	19.3
Net income	50.4	126.4	80.4
Less: Net income attributable to noncontrolling interests	10.0	6.9	2.8
Net income attributable to UCT	$40.4	$119.5	$77.6

Net income per share attributable to UCT common stockholders:
Basic	$0.89	$2.75	$1.93
Diluted	$0.88	$2.69	$1.89
Shares used in computing net income per share:
Basic	45.2	43.5	40.2
Diluted	45.7	44.4	41.1

(See accompanying Notes to Consolidated Financial Statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
	December 30,	December 31,	December 25,
	2022	2021	2020
(In millions)
Net income	$50.4	$126.4	$80.4
Other comprehensive income (loss):
Change in cumulative translation adjustment, net of tax	(9.9)	(5.0)	6.5
Change in pension net actuarial gain (loss), net of tax	1.2	0.4	(0.1)
Change in fair value of derivatives, net of tax	1.0	(0.7)	—
Total other comprehensive income (loss)	(7.7)	(5.3)	6.4
Comprehensive income	42.7	121.1	86.8
Comprehensive income, attributable to noncontrolling interests	(7.5)	(6.9)	(2.8)
Comprehensive income attributable to UCT	$35.2	$114.2	$84.0

(See accompanying Notes to Consolidated Financial Statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	December 30,	December 31,	December 25,
	2022	2021	2020
(In millions)
Cash flows from operating activities:
Net income	$50.4	$126.4	$80.4
Adjustments to reconcile net income to net cash provided by operating activities (excluding assets acquired, liabilities assumed and noncontrolling interests at acquisition):
Depreciation and amortization	38.4	34.1	25.0
Amortization of intangible assets	30.0	33.4	19.8
Stock-based compensation	19.1	15.8	12.7
Amortization of debt issuance costs	3.9	3.4	1.9
Loss (gain) on the disposal of assets	(0.2)	0.2	(1.4)
Net loss on divestiture	77.4	—	—
Gain from insurance proceeds	—	(7.3)	(1.0)
Deferred income taxes	(0.2)	(3.2)	0.4
Change in the fair value of financial instruments	1.0	12.4	7.7
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(15.7)	(53.0)	(32.7)
Inventories	(84.4)	(125.1)	(8.0)
Prepaid expenses and other current assets	(4.5)	(4.2)	1.2
Other non-current assets	(3.4)	(0.8)	(0.1)
Accounts payable	(68.4)	170.6	(12.6)
Accrued compensation and related benefits	7.1	1.8	9.7
Income taxes payable	(0.1)	7.7	2.8
Operating lease assets and liabilities	(2.2)	(1.1)	(1.1)
Other liabilities	(1.0)	0.5	(7.4)
Net cash provided by operating activities	47.2	211.6	97.3
Cash flows from investing activities:
Purchases of property, plant and equipment	(100.1)	(59.3)	(36.4)
Divestiture of subsidiaries	3.4	—	—
Proceeds from sale of equipment, including insurance proceeds	0.5	7.7	6.6
Settlement of forward contracts in conjunction with acquisition	—	(10.4)	—
Acquisition of businesses, net of cash acquired	—	(342.8)	—
Net cash used in investing activities	(96.2)	(404.8)	(29.8)
Cash flows from financing activities:
Principal payments on bank borrowings	(39.7)	(131.8)	(105.5)
Repurchase of shares	(12.1)	—	—
Employees’ taxes paid upon vesting of restricted stock units	(3.9)	(7.3)	(1.5)
Payments of debt issuance costs	(0.7)	(8.9)	—
Proceeds from issuance of common stock	0.7	193.6	0.6
Proceeds from bank borrowings	—	415.2	76.7
Others	(0.3)	—	(1.4)
Net cash provided by (used in) financing activities	(56.0)	460.8	(31.1)
Effect of exchange rate changes on cash and cash equivalents	(2.7)	(1.4)	1.4
Net increase (decrease) in cash and cash equivalents	(107.7)	266.2	37.8
Cash and cash equivalents at beginning of period	466.5	200.3	162.5
Cash and cash equivalents at end of period	358.8	$466.5	$200.3
Supplemental cash flow information:
Income taxes paid, net of income tax refunds	$36.8	$23.1	$16.4
Interest paid	$31.9	$19.9	$15.6
Non-cash investing and financing activities:
Property, plant and equipment purchased included in accounts payable and other liabilities	$16.8	$14.8	$3.2
Reclassification of stock purchase commitment to noncontrolling interest	$—	$16.5	$—

(See accompanying Notes to Consolidated Financial Statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance December 27, 2019	39.9	$0.1	$300.9	0.6	$(3.3)	$140.3	$(1.3)	$436.7	$15.8	$452.5
Issuance under employee stock plans	0.8	—	0.6	—	—	—	—	0.6	—	0.6
Stock-based compensation expense	—	—	12.8	—	—	—	—	12.8	—	12.8
Employees’ taxes paid upon vesting of restricted stock units	(0.1)	—	(1.5)	—	—	—	—	(1.5)	—	(1.5)
Net income	—	—	—	—	—	77.6	—	77.6	2.8	80.4
Other comprehensive income	—	—	—	—	—	—	6.4	6.4	—	6.4
Balance December 25, 2020	40.6	$0.1	$312.8	0.6	$(3.3)	$217.9	$5.1	$532.6	$18.6	$551.2
Issuance under employee stock plans	0.7	—	0.8	—	—	—	—	0.8	—	0.8
Issuance of common stock	3.7	—	192.8	—	—	—	—	192.8	—	192.8
Stock-based compensation expense	—	—	15.8	—	—	—	—	15.8	—	15.8
Employees’ taxes paid upon vesting of restricted stock units	(0.1)	—	(7.3)	—	—	—	—	(7.3)	—	(7.3)
Dividend income	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Acquisition of Ham-Let	—	—	—	—	—	—	—	—	1.9	1.9
Reclassification related to Cinos Korea	—	—	—	—	—	—	—	—	16.5	16.5
Net income	—	—	—	—	—	119.5	—	119.5	6.9	126.4
Other comprehensive income	—	—	—	—	—	—	(5.3)	(5.3)	-	(5.3)
Balance December 31, 2021	44.9	$0.1	$514.9	0.6	$(3.3)	$337.4	$(0.2)	$848.9	$43.8	$892.7
Issuance under employee stock plans	0.7	—	0.7	—	—	—	—	0.7	—	0.7
Repurchase of shares	(0.3)	—	—	0.3	(12.1)	—	—	(12.1)	—	(12.1)
Stock-based compensation expense	—	—	19.1	—	—	—	—	19.1	—	19.1
Employees’ taxes paid upon vesting of restricted stock units	(0.1)	—	(3.9)	—	—	—	—	(3.9)	—	(3.9)
Dividend income	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Divestiture of a subsidiary	—	—	—	—	—	—	—	—	(1.9)	(1.9)
Net income	—	—	—	—	—	40.4	—	40.4	10.0	50.4
Other comprehensive income	—	—	—	—	—	—	(5.2)	(5.2)	(2.5)	(7.7)
Balance December 30, 2022	45.2	$0.1	$530.8	0.9	$(15.4)	$377.8	$(5.4)	$887.9	$49.1	$937.0

(See accompanying Notes to Consolidated Financial Statements)

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Ultra Clean Holdings, Inc., (the “Company” or “UCT”) a Delaware corporation, was founded in November 2002 and became a publicly traded company on the NASDAQ Global Market in March 2004. The Company is a leading developer and supplier of critical subsystems, components, parts, and ultra-high purity cleaning and analytical services, primarily for the semiconductor industry. UCT offers its customers an integrated outsourced solution for major subassemblies, improved design-to-delivery cycle times, design for manufacturability, prototyping and part and component manufacturing, as well as tool chamber parts cleaning and coating, and micro-contamination analytical services. The Company’s Products business primarily designs, engineers and manufactures production tools, components and parts, and modules and subsystems for the semiconductor and display capital equipment markets. Products include chemical delivery modules, frame assemblies, gas delivery systems, fluid delivery systems, precision robotics, process modules as well as other high-level assemblies. The Company’s Services business provides ultra-high purity parts cleaning, process tool part recoating, surface encapsulation and high sensitivity micro contamination analysis primarily for the semiconductor device makers and wafer fabrication equipment markets.

Fiscal Year

The Company uses a 52-53 week fiscal year ending on the Friday nearest December 31. All references to quarters refer to fiscal quarters and all references to years refer to fiscal years.

Principles of Consolidation

The Company’s Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries and all intercompany accounts and transactions have been eliminated upon consolidation.

Noncontrolling interests

Noncontrolling interests are recognized to reflect the portion of the equity of the majority-owned subsidiaries which is not attributable, directly or indirectly, to the controlling stockholder. The Company’s consolidated entities include partially-owned entities, which are (1) Cinos Co., Ltd (“Cinos Korea”), a South Korean company that provides outsourced cleaning and recycling of precision parts for the semiconductor industry through its operating facilities in South Korea and whose results the Company consolidates and (2) Cinos Xian Clean Technology, Ltd. (“Cinos China”), a Chinese entity that is majority owned by Cinos Korea. The interest held by others in Cinos Korea and in Cinos China are presented as noncontrolling interests in the accompanying Consolidated Financial Statements. The noncontrolling interests will continue to be attributed their share of gains and losses even if that attribution results in a deficit noncontrolling interests’ balance.

Segments

The Financial Accounting Standards Board’s (“FASB”) guidance regarding disclosure about segments in an enterprise and related information establishes standards for the reporting by public business enterprises of information about reportable segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the manner in which management organizes the reportable segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision-maker is the Chief Executive Officer. The Company operates two reportable segments: Products and Services. The Company has three operating segments as of December 30, 2022 with two operating segments within the Product reportable segment and one operating segment within the Services reportable segment. See Note 16 to the Company’s Consolidated Financial Statements.

Foreign Currency Translation and Remeasurement

As of December 30, 2022, the functional currency of the Products business’ foreign subsidiaries, excluding the subsidiaries of Ham-Let (Israel-Canada) Ltd. (“Ham-Let” or “Fluid Solutions”), is the U.S. Dollar. The functional currency of the Ham-Let subsidiaries in Singapore, United Kingdom, Netherlands, Taiwan and China, is their local currency, except for Israel, which is the U.S. Dollar. The functional currency of the Services division’s foreign subsidiaries is the local currency, except for that of its Singapore, Scotland and Ireland entities, which is the U.S. Dollar.

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

The Company’s most significant customers (having individually accounted for 10% or more of revenues) and their related revenues as a percentage of total revenues were as follows:

	Year Ended
	2022	2021	2020
Lam Research Corporation	39.5%	40.2%	42.9%
Applied Materials, Inc.	23.2	23.8	24.2
Total	62.7%	64.0%	67.1%

Two customers’ accounts receivable balances, Lam Research Corporation and Applied Materials, Inc. were individually greater than 10.0% of accounts receivable as of December 30, 2022 and December 31, 2021, in the aggregate approximately 38.5% and 39.0% of accounts receivable, respectively.

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

Inventory write downs inherently involve judgments based on assumptions about expected future demand and the impact of market conditions on those assumptions. Although the Company believes that the assumptions it used in estimating inventory write downs are reasonable, significant changes in any one of the assumptions in the future could produce a significantly different result. There can be no assurances that future events and changing market conditions will not result in significant increases in inventory write downs. For further discussion of the Company’s inventory see Note 4 of Notes to the Consolidated Financial Statements.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, or, in the case of equipment under finance leases, the present value of future minimum lease payments at inception of the related lease. The Company also capitalizes interest on borrowings related to eligible capital expenditures. Capitalized interest is added to the cost of the qualified assets and is subject to depreciation. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives of the assets or the terms of the leases. Useful lives range from three to fifty years. Direct costs incurred to develop software for internal use are capitalized and amortized over an estimated useful life of three to ten years. Costs related to the design or maintenance of internal use software are expensed as incurred. Capitalized internal use software is included in computer equipment and software. For further discussion of the Company’s property, plant and equipment see Note 4 of Notes to the Consolidated Financial Statements.

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

At the end of fiscal years 2022, 2021 and 2020, the Company assessed the useful lives of its long-lived assets, including property, plant and equipment as well as its intangible assets and concluded that no impairment was required.

Leases

The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement and reassesses that conclusion if the arrangement is modified. When the Company determines the arrangement is a lease, or contains a lease, at lease inception, it then determines whether the lease is an operating lease or a finance lease. Operating and finance leases with lease terms of greater than one year result in the Company recording a right-of-use (“ROU”) asset and lease liability on its balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are initially recognized based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses the implicit interest rate if readily determinable or when the implicit interest rate is not readily determinable, the Company uses its incremental borrowing rate.

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

The operating lease ROU asset also includes any lease payments made in advance and is reduced by any lease incentives. Specific lease terms used in computing the ROU assets and lease liabilities may include options to extend or terminate the lease when the Company believes it is reasonably certain that it will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Operating leases are included in operating lease ROU assets, other current liabilities, and long-term operating lease liabilities on the Company’s consolidated balance sheet. The Company’s finance leases at December 30, 2022 were not significant. For further discussion of the Company’s leases see Note 14 of Notes to the Consolidated Financial Statements.

Goodwill and Indefinite Lived Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment annually or more frequently if indicators of potential impairment exist. Intangible assets are presented at cost, net of accumulated amortization, and are amortized on either a straight-line method or on an accelerated method over their estimated future discounted cash flows. The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable, such as when reductions in demand or significant economic slowdowns in the semiconductor industry are present. There were no impairments of the Company’s goodwill and purchased intangible assets in fiscal year 2022. For further discussion of the Company’s goodwill and intangible assets see Note 6 of Notes to the Consolidated Financial Statements.

Deferred Debt Issuance Costs

Debt issuance costs incurred in connection with obtaining debt financing are deferred and presented as a direct deduction from Bank Borrowings in the accompanying Consolidated Balance Sheets. Deferred costs are amortized on an effective interest method basis over the contractual term.

Defined Benefit Pension Plan

The Company has several noncontributory defined benefit pension plans covering substantially all of the employees of two of its foreign entities upon termination of their employee services. The benefits for these plans are based on expected years of service and average compensation. The net period costs are recognized as employees render the services necessary to earn the postretirement benefits. The Company records annual amounts relating to the pension plan based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, compensation increases and turnover rates. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current and expected rates of return and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in accumulated other comprehensive gain (loss) and amortized to net periodic cost over future periods using the corridor method. The Company believes that the assumptions utilized in recording its obligations under the plan are reasonable based on its experience and market conditions. For further discussion of the Company’s defined benefit pension plan see Note 9 of Notes to the Consolidated Financial Statements.

Revenue Recognition

Revenue is recognized when the Company satisfies performance obligations as evidenced by the transfer of control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company performs the following five steps to determine when to recognize revenue: (1) identification of the contract(s) with its customers, (2) identification of the performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations in the contract, and (5) recognition of revenue when, or as, a performance obligation is satisfied. The Company infrequently sells certain finished goods inventory on a bill and hold basis. The terms of the bill and hold agreement provide that title to the specified inventory is transferred to the customer prior to shipment and the Company has the right to payment (prior to physical delivery) which results in recorded revenue as determined under the revenue recognition standard. For further discussion of the Company’s revenue recognition see Note 13 of Notes to the Consolidated Financial Statements.

Shipping and Handling Costs

Shipping and handling costs are included as a component of cost of revenues.

Research and Development Costs

Research and development costs are expensed as incurred.

Stock-Based Compensation Expense

The Company maintains stock-based compensation plans which allow for the issuance of equity-based awards to directors and certain employees. These equity-based awards include restricted stock awards (“RSAs”), performance stock units ("PSUs") and restricted stock units (“RSUs”). The RSAs and RSUs use the closing price of stock price on the day preceding the grant date as a proxy for fair value and compensation expense. The PSUs contain market conditions, and compensation expense is measured using a Monte Carlo simulation model and recognized over the derived service period based on the expected market performance as of the grant date. The Company also maintains an employee stock purchase plan (“ESPP”) that provides for the issuance of shares to all eligible employees of the Company at a discounted price. For further discussion of the Company’s employees stock plans see Note 12 of Notes to the Consolidated Financial Statements.

Government Subsidies

Government subsidies are recognized where there is reasonable assurance that the subsidy will be received and all attached conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income on a systematic basis over the periods that the related costs, for which it is intended to compensate, are expensed. When the subsidy relates to an asset, it is recognized as income in equal amounts over the expected useful life of the related asset. When the subsidy does not relate to specific expenses or assets, the income is accounted for in the period where there is reasonable assurance that the subsidy will be received. For further discussion of the Company’s government subsidies see Note 17 of Notes to the Consolidated Financial Statements.

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

The Company accounts for Global Intangible Low-Taxed Income as period costs when incurred. For further discussion of the Company’s income taxes see Note 8 of Notes to the Consolidated Financial Statements

Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options and restricted stock using the treasury stock method, except when such shares are anti-dilutive. In accordance with ASC 718, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of in-the-money stock options and restricted stock units. This results in the assumed buyback of additional shares, thereby reducing the dilutive impact of equity awards. For further information of the Company’s income per share see Note 15 of Notes to Consolidated Financial Statements.

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

The Company did not adopt any new accounting standards during fiscal year 2022 that had a significant impact on the Company’s Consolidated Financial Statements.

Accounting Standards Not Yet Adopted

Although there are several other new accounting pronouncements issued by the FASB, the Company does not believe any of these accounting pronouncements had or will have a significant impact on its Consolidated Financial Statements.

2. BUSINESS COMBINATIONS

Ham-Let (Israel-Canada) Ltd.

On March 31, 2021, the Company acquired all of the outstanding common shares of Ham-Let for a total purchase consideration of $362.9 million paid in cash. The Company’s primary reason for this acquisition was to broaden UCT’s relevance to the semiconductor equipment market and provide access to a new set of customers in the semiconductor fab infrastructure market. Ham-Let operations are conducted and reported under the products segment. The Company borrowed an additional $355.0 million from its existing credit facility to finance the acquisition. See further discussion in Note 7 to the Notes to Consolidated Financial Statements.

The Company announced the acquisition of Ham-Let and the expected cash consideration for the equity valuation at that time was approximately 934.7 million Israeli New Shekel (“ILS”) or $287.1 million. US GAAP requires the recording of the purchase price of the acquired entity at the spot rate on acquisition date, rather than the cash amount hedged and paid. A loss of $10.4 million on the forward hedge contract that was adjusted for measurement period adjustments, was recorded in the accompanying Consolidated Statements of Operations as other income (expense), net for the year ended December 31, 2021.

The Company has assigned the purchase price of Ham-Let to the tangible assets, liabilities, identifiable intangible assets acquired and noncontrolling interest, based on their estimated fair values. The excess of purchase price over the aggregate fair value was recorded as goodwill. Goodwill associated with the acquisition is primarily attributable to the future technology, market presence and knowledgeable and experienced workforce. The fair value assigned to identifiable intangible assets acquired was determined using the income approach taking into account the Company’s consideration of a number of inputs, including a third-party analysis that was based upon estimates and assumptions provided by the Company. These estimates and assumptions were determined through established and generally accepted valuation techniques and with the assistance of a valuation specialist.

In the first quarter of fiscal year 2022, the Company completed the acquisition accounting and the valuation of the fair value of the assets acquired and the liabilities assumed. None of the goodwill recorded as part of the acquisition is deductible for income tax purposes.

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

The following table summarizes the intangible assets acquired and the useful lives of these assets:

		Purchased
	Useful Life	Intangible Assets
	(In years)	(In millions)
Customer relationships	10	$69.0
IP knowhow	10-15	35.5
Trade names	5	9.8
Backlog	1	4.3
Total purchased intangible assets		$118.6

The results of operations for the Company for the year ended December 31, 2021 included operating activities for Ham-Let since its acquisition date of March 31, 2021. For the year ended December 31, 2021, net revenue of approximately $187.5 million, attributable to Ham-Let was included in the consolidated results of operations. For the year ended December 31, 2021, results of operations included charges of $13.9 million attributable to amortization of purchased intangible assets. In addition, acquisition-related costs of $10.0 million were included in the results of operations for the year ended December 31, 2021. Acquisition costs are included in general and administrative expenses in the Company’s consolidated results of operations.

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

3. BUSINESS DIVESTITURES

In 2022, the Company executed the sale of four of its non-semiconductor operating subsidiaries of Fluid Solutions. Each of these entities is reported within the Products reportable segment. The purpose of the divestitures is to remain focused on its core semiconductor business. As a result of these divestitures, the Company recorded a net loss of $77.4 million during fiscal year 2022, which was recorded in the Consolidated Statements of Operations. The recorded net loss includes the write-off of intangible assets, goodwill and net assets of $27.8 million, $19.7 million and $29.9 million, respectively. Goodwill has been allocated to the divestitures based on the relative fair value of each component in relation to its respective reporting unit. See Note 6 Goodwill and Intangible Assets for further discussion.

4. BALANCE SHEET INFORMATION

Inventories consisted of the following:

	December 30,	December 31,
(In millions)	2022	2021
Raw materials	$230.4	$220.9
Work in process	142.3	102.5
Finished goods	71.2	55.8
Total	$443.9	$379.2

The inventory write-downs are recorded on the basis of obsolete inventory or specific identified inventory in excess of estimated usage.

Property, plant and equipment, net, consisted of the following:

	Useful Life	December 30,	December 31,
(In millions)	(In years)	2022	2021
Land	n/a	$3.0	$4.7
Buildings	50	58.6	52.1
Leasehold improvements	*	81.3	67.3
Machinery and equipment	5-10	152.5	132.6
Computer equipment and software	3-10	68.3	57.7
Furniture and fixtures	5	5.1	5.2
		368.8	319.6
Accumulated depreciation		(146.0)	(116.0)
Construction in progress		56.8	38.7
Total		$279.6	$242.3

* Lesser of estimated useful life or remaining lease term

5. FAIR VALUE

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

		Fair Value Measurement at
		Reporting Date Using
Description	December 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Prepaid expenses and other current assets:
Forward contracts	$0.3	$—	$0.3	$—
Other non-current assets:
Plan assets	$2.2	$—	$—	$2.2
Other liabilities:
Pension obligation	$1.6	$—	$—	$1.6

		Fair Value Measurement at
		Reporting Date Using
Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other liabilities:
Forward contracts	$0.8	$—	$0.8	$—
Pension obligation	$4.0	$—	$—	$4.0

The estimated fair value of foreign currency forward contracts is based upon quoted market prices obtained from independent pricing services for similar derivative contracts and these financial instruments are characterized as Level 2 assets in the fair value hierarchy.

The estimated fair value of pension obligation is based on expected years of service and average compensation. The valuation model used to value pension obligation utilizes mortality rate, inflation, interest rate risks and changes in the life expectancy for pensioners. These assumptions are routinely made in the appraisal process by the independent actuary thus resulted in a Level 3 classification. As of December 30, 2022, the Company's aggregate pension benefit obligations is $10.2 million and was exceeded by the fair value of the pension plan assets of $10.8 million, resulting in overfunded pension benefit obligations of $0.6 million. The Company recognizes the overfunded or underfunded status of defined benefit pension plans, measured as the difference between the fair value of the plan assets and the benefit obligation. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability.

There were no transfers from Level 1 or Level 2. Fair value adjustments were noncash, and therefore did not impact the Company’s liquidity or capital resources. Qualitative information about Level 3 fair value measurements is as follow:

(Dollars in millions, except rate/multiple)	December 30, 2022	Valuation Techniques	Unobservable Input	Rate/ Multiple
Plan assets, net	$0.6	Projected unit credit method	Discount rate	2.7% - 5.2%
			Rate on return	4.7% - 4.9%
			Salary increase rate	2.0% - 3.0%

Following is a summary of the Level 3 activity:

(In millions)	Plan assets	Pension Obligation
As of December 31, 2021	$(0.4)	$(3.6)
Benefits, payments and other adjustments	2.6	2.0
As of December 30, 2022	$2.2	$(1.6)

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

In the fourth quarters of 2022 and 2021, the Company conducted its annual impairment tests of goodwill and concluded that there was no goodwill impairment with respect to its reporting units. Additionally, we performed an impairment analysis in Q2 and Q3 of 2022 with the divesture of Fluid Solutions subsidiaries and concluded no impairment with respect to our reporting units.

In connection with the divestiture of certain Fluid Solutions subsidiaries during fiscal year 2022, the Company wrote off goodwill and intangible assets of $19.7 million and $27.8 million, respectively.

Details of aggregate goodwill of the Company are as follows:

(In millions)	Products	Services	Total
Balance at December 31, 2021	$196.5	$73.5	$270.0
Measurement period adjustments	(1.5)	—	(1.5)
Divestiture of subsidiaries	(19.7)	—	(19.7)
Balance at December 30, 2022	$175.3	$73.5	$248.8

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

Details of intangible assets were as follows:

		As of December 30, 2022			As of December 31, 2021
		Gross			Gross
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(Dollars in millions)	(In years)	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	6 - 10	$172.0	$(81.8)	$90.2	$188.4	$(66.9)	$121.5
Tradename	4 - 6*	32.5	(20.9)	11.6	36.8	(17.5)	19.3
Intellectual property/knowhow	7 - 15	37.7	(15.7)	22.0	49.4	(13.1)	36.3
Recipes	20	73.2	(15.8)	57.4	73.2	(12.2)	61.0
Standard operating procedures	20	8.6	(1.9)	6.7	8.6	(1.4)	7.2
Backlog	1	3.1	(3.1)	0.0	4.3	(3.9)	0.4
Total		$327.1	$(139.2)	$187.9	$360.7	$(115.0)	$245.7

* The Company concluded that the asset life of UCT tradename of $9.0 million is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The Company amortizes its intangible assets on a straight-line or accelerated basis over the estimated economic life of the assets. Amortization expense was approximately $30.0 million for the year ended December 30, 2022, $33.4 million for the year ended December 31, 2021, and $19.8 million for the year ended December 25, 2020. Amortization expense related to recipes, standard operating procedures and certain intellectual property/know-how is charged to cost of revenues and the remainder is charged to general and administrative expense. As of December 30, 2022, future estimated amortization expense is expected to be as follows:

Amortization
(In millions)	Expense
2023	$22.5
2024	21.9
2025	19.9
2026	19.0
2027	18.7
Thereafter	76.9
Total	$178.9

7. BORROWING ARRANGEMENTS

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

The Term Loan has a maturity date of August 27, 2025, with monthly interest payments in arrears, quarterly principal payments of 0.625% of the outstanding principal balance as of March 31, 2021, with the remaining principal paid upon maturity. Under the Credit Facilities, the Company may elect that the Term Loan bear interest at a rate per annum equal to either (a) “ABR” (as defined in the Credit Agreement), plus the applicable margin or (b) the “Eurodollar Rate” (as defined in the Credit Agreement), based on LIBOR, plus the applicable margin. The applicable margin for the Term Loan is equal to a rate per annum to either (i) at any time that the Company’s corporate family rating is Ba3 (with a stable outlook) or higher from Moody’s and BB- (with a stable outlook) or higher from S&P, (x) 3.50% for such Eurodollar term loans and (y) 2.50% for such ABR term loans or (ii) at all other times, (x) 3.75% for such Eurodollar term loans and (y) 2.75% for such ABR term loans. Interest on the Term Loan is payable on (1) in the case of such ABR term loans, the last day of each calendar quarter and (2) in the case of such Eurodollar term loans, the last day of each relevant interest period and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period. On March 29, 2021, the Company elected that the Term Loan outstanding as of March 31, 2021 accrue interest based on the “Eurodollar Rate” for an initial interest period of one month. Pursuant to the Second Amendment to the Credit Agreement, the Credit Facilities contains customary LIBOR replacement provisions in the event LIBOR is discontinued. At December 30, 2022, the Company had an outstanding amount under the Term Loan of $515.0 million, gross of unamortized debt issuance costs of $10.2 million. As of December 30, 2022, the interest rate on the outstanding Term Loan was 7.8%.

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

The revolving credit facility has an available commitment of $150.0 million and a maturity date of February 27, 2025. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. Outstanding letters of credit reduce the availability of the revolving credit facility and, as of December 30, 2022, the Company had $146.6 million, net of $3.4 million of outstanding letters of credit, available under this revolving credit facility.

The letter of credit facility has an available commitment of $50.0 million and a maturity date of February 27, 2025. The Company pays a quarterly fee in arrears equal to 2.5% (subject to certain adjustments to the Term Loan) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of December 30, 2022, the Company had $3.4 million of outstanding letters of credit and $46.6 million of available commitments remaining under the letter of credit facility.

The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. The Company was in compliance with all financial covenants as of the fiscal year ended December 30, 2022.

In 2020, Cinos China amended its existing credit agreement with a local bank that provides a term loan of RMB 10.0 million (approximately $1.4 million) which matured on September 23, 2022.

Fluid Delivery Systems (FDS) has a credit agreement with a local bank in the Czech Republic that provides for a revolving credit facility in the aggregate of up to 5.0 million euros (approximately $5.3 million). As of December 30, 2022, no debt was outstanding under this revolving credit facility.

Fluid Solutions has credit facilities with various financial institutions that provides borrowing up to $18.5 million. As of December 30, 2022, Fluid Solutions had an $9.0 million outstanding balance under this facility with interest rate of 4.2%.

As of December 30, 2022, the Company’s total bank debt was $513.8 million, net of unamortized debt issuance costs of $10.2 million. As of December 30, 2022, the Company had $146.6 million, $5.3 million and $9.5 million available to draw from its credit facilities in the U.S., Czech Republic and Israel, respectively.

The fair value of the Company’s long-term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The Company’s carrying value approximates fair value for the Company’s long term-debt.

As of December 30, 2022, the Company’s future debt principal payment obligations for the respective fiscal years were as follows:

Debt
(In millions)	(Principal only)
2023	$24.7
2024	15.7
2025	483.6
Total	$524.0

8. INCOME TAXES

Income before provision for income taxes was generated from the following geographic areas:

	Year Ended
	December 30,	December 31,	December 25,
(In millions)	2022	2021	2020
United States	$(61.9)	$(42.1)	$(24.5)
Foreign	150.2	196.4	124.2
Total pretax income	$88.3	$154.3	$99.7

The provision for income taxes consisted of the following:

	Year Ended
	December 30,	December 31,	December 25,
(In millions)	2022	2021	2020
Current:
Federal	$(0.8)	$-	$(0.1)
State	1.1	1.0	0.9
Foreign	37.5	30.0	18.1
Total current	37.8	31.0	18.9
Deferred:
Federal	0.3	0.3	0.3
State	0.2	0.4	0.5
Foreign	(0.4)	(3.8)	(0.4)
Total deferred	0.1	(3.1)	0.4
Total provision	$37.9	$27.9	$19.3

The effective tax rate differs from the U.S. federal statutory tax rate as follows:

	Year Ended
	December 30,	December 31,	December 25,
	2022	2021	2020
Federal income tax provision at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	(1.6)%	(0.1)%	0.6%
Effect of foreign operations	(6.7)%	(10.3)%	(8.3)%
Change in valuation allowance	24.3%	2.9%	(0.1)%
Foreign income inclusions	4.0%	4.9%	4.6%
Nondeductible executive compensation	1.8%	1.8%	-%
Excess tax benefits related to stock-based compensation	(0.3)%	(3.1)%	-%
Other	0.4%	1.0%	1.5%
Effective Tax Rate	42.9%	18.1%	19.3%

Significant components of deferred tax assets and liabilities are as follows:

	Year Ended
	December 30,	December 31,
(In millions)	2022	2021
Deferred tax assets:
Interest expense limitation	$19.1	$13.0
Operating lease liabilities	14.7	11.4
Intangibles	13.1	12.9
Tax loss carryforwards	15.4	11.2
Capitalized research and development costs	7.0	—
Inventory valuation and basis difference	4.0	7.4
Accruals	5.9	3.7
Tax credits	4.9	4.2
Other timing differences	5.0	4.7
	89.1	68.5
Valuation allowance	(53.1)	(30.9)
Total deferred tax assets	36.0	37.6
Deferred tax liabilities:
Goodwill	(17.4)	(15.2)
Operating lease right-of-use assets	(14.5)	(10.8)
Intangibles	(10.9)	(19.7)
Depreciation	(7.1)	(8.7)
Other	(2.3)	(0.5)
Total deferred tax liabilities	(52.2)	(54.9)
Net deferred tax liabilities	$(16.2)	$(17.3)

As of December 30, 2022, the Company had undistributed earnings of certain foreign subsidiaries of approximately $512.0 million that are considered indefinitely reinvested and on which we have not recognized deferred taxes. It is not practicable to determine the tax liability that might be incurred if these earnings were to be distributed. For undistributed earnings of foreign subsidiaries which are not considered indefinitely reinvested deferred taxes have been accrued.

As of December 30, 2022, a valuation allowance of $53.1 million was established for deferred tax assets related to U.S. federal and state assets and certain foreign assets. For fiscal 2022, the increase in the valuation allowance was $22.2 million.

The Company’s gross liability for unrecognized tax benefits as of December 30, 2022 and December 31, 2021 was $2.7 million and $1.6 million, respectively. If the remaining balance of unrecognized tax benefits were recognized in a future period, it would result in a tax benefit of $2.2 million as of December 30, 2022 ($1.3 million as of December 31, 2021) and a reduction in the effective tax rate. Increases or decreases to interest and penalties on uncertain tax positions are included in the income tax provision in the Consolidated Statements of Operations. Interest related to uncertain tax positions for the periods ended December 30, 2022, December 31, 2021 and December 25, 2020, were $0.3 million, $0.2 million, and $0.3 million, respectively. There are no penalties accrued within the liability for unrecognized benefits. Although it is possible some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Balance as of December 27, 2019	$1.0
Expiration of the statute of limitations for the assessment of taxes	(0.1)
Balance at December 25, 2020	$0.9
Increases related to prior year tax positions	0.2
Increases related to current year tax positions	0.7
Expiration of the statute of limitations for the assessment of taxes	(0.2)
Balance at December 31, 2021	$1.6
Increases related to prior year tax positions	0.1
Increases related to current year tax positions	1.0
Balance at December 30, 2022	$2.7

As of December 30, 2022, the Company had California and foreign net operating loss carryforwards (“NOLs”) of approximately $51.8 million and $17.4 million, respectively. The California NOLs begin expiring after 2031 and the foreign NOLs begin expiring after 2026. The Company also had federal tax credit carryforwards of approximately $4.7 million which expire in various years from fiscal 2028 through 2042.

The Company files federal, state and foreign income tax returns in several U.S. and foreign jurisdictions. The federal statute of limitation has closed for years prior to 2019. State statutes of limitation are generally closed for years prior to 2018. The statute of limitation for significant foreign jurisdictions has closed for years prior to 2019.

The Company is operating under a Development and Expansion Incentive (“DEI”) in Singapore which is effective through 2023. The DEI reduces the local tax on certain Singapore income from a statutory rate of 17.0% to 5.0%. The Company has also been granted a tax holiday in Malaysia, subject to certain conditions. The Malaysia tax holiday period commenced in fiscal year 2022.

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

As of December 30, 2022, the aggregate benefit obligation of the plans is $10.2 million and the total fair value of the benefit plan assets, which are invested in several fixed deposit accounts with financial institutions is $10.8 million, resulting in overfunded pension benefit obligations of $0.6 million. The amounts recognized in the Consolidated Statement of Operations for the years ended December 30, 2022 and December 31, 2021 was $2.0 million and $2.5 million, respectively. The amount recognized in accumulated other comprehensive income was $1.2 million for both year ended December 30, 2022 and December 31, 2021. The contributions to the plans by the Company and its subsidiaries during the years ended December 30, 2022 and December 31, 2021, was $3.0 million and $3.2 million, respectively.

As of December 30, 2022, the Company’s future payment obligations for the respective fiscal years are as follows:

(In millions)
2023	$1.2
2024	1.3
2025	2.1
2026	1.0
2027	1.1
Thereafter	5.6
Total	$12.3

Employee Savings and Retirement Plan

The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all U.S. employees who meet certain eligibility requirements. Participants could elect to contribute to the 401(k) Plan, on a pre-tax basis, up to 25.0% of their salary to a maximum of the IRS limit. The Company matches 50.0% of each employee's contribution up to a maximum of 6.0% of employee's eligible earnings. The Company made discretionary employer contributions of approximately $3.3 million, $2.7 million and $2.3 million to the 401(k) Plan in 2022, 2021 and 2020, respectively.

10. COMMITMENTS AND CONTINGENCIES

Commitment

The Company had commitments to various third parties to purchase inventories totaling approximately $274.1 million at December 30, 2022.

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

Treasury Stock

On October 20, 2022, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $150.0 million of the Company’s common stock over a three-year period. As of December 30, 2022, 0.3 million shares had been repurchased under the program and they are held in treasury stock. The Company records treasury stock using the cost method.

Noncontrolling Interests

Services, through its wholly-owned subsidiary in Singapore, owns part of the outstanding shares of Cinos Korea, a South Korean company that provides outsourced cleaning and recycling of precision parts for the semiconductor industry through its operating facilities in South Korea and through a partial interest in Cinos China.

The carrying value of the remaining interest held by another shareholder in Cinos Korea and the remaining interest in Cinos China are presented as noncontrolling interests in the accompanying Consolidated Financial Statements. The fair values of the noncontrolling interests were estimated based on the values of Cinos Korea and Cinos China on a 100.0% basis. The values were calculated based on the pro-rata portion of total Services earnings before interest expense, taxes, depreciation and amortization contributed by each entity.

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

In conjunction with the disposal of Rovac Pte, Ltd. in 2022, the Company reversed the $1.8 million carrying value of the remaining interest held by another shareholder in Rovac that was previously presented as noncontrolling interests in the accompanying Consolidated Financial Statements.

12. EMPLOYEE STOCK PLANS

Employee Stock Plans

The Company grants stock awards in the form of restricted stock units (“RSUs”) and performance stock units (“PSUs”) to its employees as part of the Company’s long-term equity compensation plan. These stock awards are granted to employees with a unit purchase price of zero dollars and typically vest over three years, subject to the employee’s continued service with the Company and, in the case of PSUs, subject to achieving certain performance goals and market conditions. The Company also grants common stock to its board members in the form of restricted stock awards (“RSAs”), which vest on the earlier of the next Annual Shareholder Meeting, or 365 days from date of grant.

Stock-based compensation expense includes compensation costs related to estimated fair values of awards granted. The estimated fair value of the Company’s equity-based awards is amortized on a straight-line basis over the awards’ vesting period and is adjusted for performance as it relates to PSU’s.

Total stock-based compensation during the fiscal years 2022, 2021 and 2020, respectively, in various expense categories was as follows:

	Year Ended
	December 30,	December 31,	December 25,
(In millions)	2022	2021	2020
Cost of revenues (1)	$1.5	$2.0	$1.8
Research and development	0.3	0.2	0.1
Sales and marketing	1.3	1.3	1.3
General and administrative	16.0	12.3	9.5
Total stock-based compensation	$19.1	$15.8	$12.7

(1)
Stock-based compensation expenses capitalized in inventory for fiscal years 2022, 2021 and 2020 were immaterial.

As of December 30, 2022, there was $26.9 million of unrecognized compensation cost related to employee and director awards which is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.7 years, and will be adjusted for subsequent changes in future grants.

For each of the fiscal years ended 2022, 2021 and 2020, vested shares of 0.1 million were withheld to satisfy withholding tax obligations, resulting in the net issuance of 0.6 million, 0.6 million and 0.7 million shares, respectively.

Restricted Stock Units, Performance Stock Units and Restricted Stock Awards

The following table summarizes the Company’s PSUs, RSUs and RSAs activities through the year ended December 30, 2022:

		Aggregate
		Intrinsic
	Number of	Value
	Shares	(In millions)
Unvested restricted stock units and restricted stock awards at December 25, 2020	1.7	$54.1
Granted	0.4
Vested	(0.8)
Forfeited	(0.1)
Unvested restricted stock units and restricted stock awards at December 31, 2021	1.2	$69.3
Granted	0.7
Vested	(0.7)
Forfeited	(0.1)
Unvested restricted stock units and restricted stock awards at December 30, 2022	1.1	$37.6
Vested and expected to vest restricted stock units and restricted stock awards	1.1	$37.6

The RSU awards are granted to employees with a unit purchase price of zero dollars and typically vest over three years, subject to the employee’s continued service with the Company. During the year ended December 30, 2022, the Company approved and granted 557,176 RSUs to employees with a weighted average grant date fair value of $33.12 per share.

During the year ended December 30, 2022, the Company also approved and granted 98,048 PSUs with a grant date fair value of $32.17 per share. These PSUs also contained a market condition component, total shareholder return (“TSR”) that added a weighted average grant date fair value of $nil per share.

Under the current PSU program, which was effective beginning fiscal 2021, performance goals are set at the time of grant and performance is reviewed at the end of a three-year period. The percentage to be applied to each participant’s target award ranges from zero to 200.0% based upon the extent to which the financial performance goals are achieved. If specific performance threshold levels for the financial goals are met on an annual basis, the amount earned for that element will be applied to one-third of the participants’ PSU award granted to determine the number of total units earned.

At the end of the three-year performance period, the total units earned, if any, are adjusted by applying two modifiers, each ranging from 25.0% to (25.0)% based on (i) the Company’s relative TSR compounded annual growth rate (“CAGR”) which is based on the Company’s stock price changes relative to a group of peer companies and (ii) the “average annual difference in operating margin” is defined as non-GAAP operating margin divided by total revenue comparing the annual operating plan to actual results.

The TSR modifier is intended to ensure that there are limited or no payouts under the PSU program if the Company’s stock performance is significantly below the median TSR. Where the financial goals have been met and where there has been strong relative TSR performance over the three-year performance period, the PSU program may provide substantial rewards to participants with a maximum payout of two times the initial PSU award.

For awards that contain market conditions, compensation expense is measured using a Monte Carlo simulation model and recognized over the requisite service period based on the expected market performance as of the grant date. For the PSU awards, the Company used the following inputs for the Monte Carlo simulation:

	Year Ended
	December 30,	December 31,	December 25,
	2022	2021	2020
Stock price	$32.17	$52.73	n/a
Term	2.68 years	2.67 years	n/a
Expected volatilities	65.9%	64.7%	n/a
Risk-free rate	2.7%	0.3%	n/a

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

In fiscal years 2022, 2021 and 2020, the Company granted 25,907, 18,893 and 46,363 shares, respectively, of common stock to its board members under the 2003 Incentive Plan. The total unamortized expense of the Company’s unvested RSAs as of December 30, 2022, is approximately $0.3 million.

Employee Stock Purchase Plan

The ESPP permits employees to purchase common stock at a discount through payroll withholdings at certain specified dates (purchase period) within a defined offering period. The purchase price is 85.0% of the fair market value of the common stock at the end of the purchase period and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. There were 24,394 shares issued under the ESPP during the year ended December 30, 2022.

The Company recorded $0.1 million, $0.3 million and $0.1 million of stock-based compensation expense related to ESPP for fiscal years 2022, 2021 and 2020, respectively.

13. REVENUE RECOGNITION

Revenue is recognized when the Company satisfies the performance obligations as evidenced by the transfer of control of the promised goods or services to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

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

The Company’s products are manufactured and services provided at our locations throughout the Americas, Asia Pacific, Europe and the Middle East (“EMEA”). Sales to customers are initiated through a purchase order and are governed by our standard terms and conditions, written agreements, or both. Revenue is recognized when performance obligations under the terms of an agreement with a customer are satisfied; generally, this occurs with the transfer of control of the products or when the Company provides the services. Based on the enforceable rights included in our agreements or prevailing terms and conditions, products produced by the Company without an alternative use are not protected by an enforceable right of payment that includes a reasonable profit throughout the duration of the agreement. Consignment sales are recognized in revenue at the earlier of the period that the goods are consumed or after a period of time subsequent to receipt by the customer as specified by terms of the agreement, provided control of the promised goods or services has transferred.

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value-add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Certain of our customers may receive cash-based incentives, such as rebates or credits, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. As of December 30, 2022, an accrual for unpaid customer rebates of $3.8 million is included in accounts receivable on the Company’s Consolidated Balance Sheet. The Company's disaggregated revenues are apportioned by segments within the Company's Consolidated Statement of Operations.

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

	Year Ended
	December 30,	December 31,	December 25,
	2022	2021	2020
United States	$915.3	$734.4	$613.7
Singapore	735.7	778.5	494.4
South Korea	145.2	152.7	83.7
China	129.5	99.9	47.7
Austria	117.2	98.5	57.4
Taiwan	94.3	88.1	68.1
Malaysia	47.4	34.1	3.5
Israel	19.2	22.3	16.1
Others	170.5	93.1	14.0
Total	$2,374.3	$2,101.6	$1,398.6

14. LEASES

The Company leases offices, facilities and equipment in locations throughout the United States, Asia Pacific and EMEA. The Company’s leases do not provide an implicit rate; thus, the Company uses an estimated incremental borrowing rate in determining the present value of lease payments. Renewal options are typically solely at our discretion and are only included within the lease obligation and right-of-use asset when we are reasonably certain that the renewal options would be exercised. The components of lease expense were summarized as follows:

	Year Ended
(Dollars in millions)	December 30, 2022	December 31, 2021
Operating lease cost	$21.9	$18.9
Short-term lease cost	1.9	1.9
Sublease income	(0.4)	(0.1)
Total lease cost	$23.4	$20.7

Operating cash flows used in operating leases	$21.9	$20.4
Weighted-average remaining lease term – operating leases	8.3	1.2
Weighted-average discount rate – operating leases	4.8%	5.5%

Future minimum payments under operating leases as of December 30, 2022 were summarized as follows:

(In millions)	Operating Leases
2023	$21.3
2024	18.1
2025	13.9
2026	10.4
2027	10.1
Thereafter	46.3
Total minimum lease payments	120.1
Less: imputed interest	(22.7)
Lease liability	$97.4

As of December 30, 2022, legally binding minimum lease payments of $98.8 million were signed but not yet commenced.

15. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Year Ended
	December 30,	December 31,	December 25,
(In millions, except share amounts)	2022	2021	2020
Numerator:
Net income attributable to UCT	$40.4	$119.5	$77.6
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	45.2	43.5	40.2
Shares used in computation — diluted:
Weighted average common shares outstanding	45.2	43.5	40.2
Dilutive effect of common shares outstanding subject to repurchase	0.5	0.9	0.9
Shares used in computing diluted net income per share	45.7	44.4	41.1
Net income per share attributable to UCT — basic	$0.89	$2.75	$1.93
Net income per share attributable to UCT — diluted	$0.88	$2.69	$1.89

16. REPORTABLE SEGMENTS

The Company prepares financial results based on three operating segments (Products, Services, and Fluid Solutions) and two reportable segments (Products and Services). The Products and Fluid Solutions operating segments have been aggregated into the Products reportable segment based upon consistency of economic characteristics, nature of products, similarity of production process, and class of customers. The Company’s Chief Executive Officer (chief operating decision maker) views and evaluates operations based on the results of each of the reportable segments

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

	Year Ended
	December 30,	December 31,	December 25,
(In millions)	2022	2021	2020
Revenues:
Products	$2,074.7	$1,803.9	$1,131.2
Services	299.6	297.7	267.4
Total segment revenues	$2,374.3	$2,101.6	$1,398.6

Gross profit:
Products	$362.4	$325.2	$196.5
Services	102.6	104.8	95.3
Total segment gross profit	$465.0	$430.0	$291.8

Operating profit:
Products	$90.4	$154.3	$97.2
Services	30.0	31.4	24.2
Total segment operating profit	$120.4	$185.7	$121.4

	December 30,	December 31,
(In millions)	2022	2021
Assets
Products	$1,650.2	$1,757.6
Services	310.7	267.8
Total segment assets	$1,960.9	$2,025.4

17. GOVERNMENT SUBSIDIES

From April through December of 2020, the Singapore government announced a series of relief measures for wages paid to local employees with the purpose of supporting employers during this period of economic uncertainty related to the COVID-19 pandemic, including the co-funding of wages incurred by local employers in fiscal years 2022, 2021 and 2020. The Company recorded a total amount $0.7 million, $0.9 million and $3.1 million subsidies in fiscal years 2022, 2021 and 2020, respectively. These subsidies were recognized as reductions to relevant expenses in the consolidated statements of operations.

In September 2021, the Company’s manufacturing operations in Singapore have been awarded by a grant for up to S$2.3 million ($1.7 million) from the Singapore Economic Development Board, which provides incentive grant payments for research and innovation scheme for the Company in Singapore. Under this agreement, the Company recorded subsidies of $0.4 million in fiscal year 2022 and $0.2 million in fiscal year 2021. These subsidies were recorded as an offset to cost of revenues and other operating expenses.

The Company also received unconditional subsidies of $1.0 million, $0.7 million and $1.5 million from the Chinese government during fiscal years 2022, 2021 and 2020, respectively. These subsidies were recognized as other income in the consolidated statements of operations. In addition, the Chinese government reduced the cost of certain social insurance requirements and also subsidized rent which benefited the Company by $1.6 million in fiscal 2020. These subsidies were recorded as an offset to cost of revenues and other operating expenses.

18. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 30, 2022

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, due to the material weaknesses in internal control over financial reporting, described below, to allow timely decisions regarding required disclosure.

In light of the material weaknesses described below, management performed additional analysis and other substantive procedures to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP.

As of December 30, 2022, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting was not effective as of December 30, 2022 due to material weaknesses in our internal control over financial reporting. Specifically, we did not maintain effective controls over information technology general controls for our primary Enterprise Resource Planning (ERP) system, our primary revenue system for the Services segment, and related ERP access controls affecting the independent review of manual journal entry postings. Business process controls that depend on the affected information systems, or that depend on data or financial reports generated from the affected information systems to be accurate and complete, could be adversely affected.

These material weaknesses did not result in a misstatement to the consolidated financial statements and there are no changes to previously released financial results. However, these material weaknesses created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.

The effectiveness of the Company’s internal control over financial reporting as of December 30, 2022 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

Remediation Plans

We plan to implement measures to remediate these material weaknesses, including: (i) ensuring appropriate reviews have been conducted of elevated and restricted access in our primary ERP and Services segment revenue systems, and (ii) reviewing our primary ERP system configurations and assessing whether a combination of restricting access, and/or additional manual business process controls are required. Once controls are designed and implemented, the controls must be operating effectively for a sufficient period of time and be tested by management in order to consider them remediated and conclude that the design is effective to address the risks of material misstatement.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal fourth quarter ended December 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Pursuant to Paragraph G (3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our December 30, 2022 Annual Meeting of Stockholders.

Item 10. Directors and Executive Officers of the Registrant

The information required by this item concerning directors is incorporated by reference to the section entitled, “Election of Directors” in our Proxy Statement for the December 30, 2022 Annual Meeting of Stockholders.

For information with respect to Executive Officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers.”

The information required by this item with respect to Section 16(a) beneficial reporting compliance is incorporated by reference to the section entitled, “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the December 30, 2022 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation

The information required by this item regarding the security ownership of certain beneficial owners is incorporated by reference to the sections entitled “Executive Officer Compensation” and “Election of Directors” in our Proxy Statement for the December 30, 2022 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the December 30, 2022 Annual Meeting of Stockholders.

The table below summarizes our equity plan information as of December 30, 2022:

(c) (1)
Number of Securities
	(a)		Remaining Available
	Number of Securities	(b)	for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise/Vest of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding	(Excluding
(Shares in millions)	Awards	Options, Warrants	Securities Reflected
Plan Category	Warrants and Rights	and Rights	in Column (a)
Equity compensation plans approved by security holders	1.1	$—	0.4

(1) Consists of the 2003 Stock Incentive Plan, as amended, and, for purposes of column (c), the Employee Stock Purchase Plan. Since restricted stock units do not have an exercise price, they are excluded from the calculations in column (b) of the table above.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Party Transactions” in our Proxy Statement for the December 30, 2022 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section entitled “Ratification of the Appointment of Our Independent Registered Public Accounting Firm” in our Proxy Statement for the December 30, 2022 Annual Meeting of Stockholders.

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

3. Exhibits

Exhibit Index

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of July 24, 2018, among Quantum Global Technologies, LLC, Ultra Clean Holdings, Inc., Falcon Merger Subsidiary, LLC and G-Squared Partners, LLC (as the representative of the unitholders of the Company)	8-K	000-50646	July 25, 2018	2.1

2.2	Agreement and Plan of Merger by and among Ultra Clean Holdings, Inc., Sir Daibus Ltd., Bealish Ltd. and Ham-Let (Israel – Canada) Ltd.	8-K	000-50646	December 17, 2020	2.1

3.1	Amended and Restated Certificate of Incorporation of Ultra Clean Holdings, Inc.	S-1/A	333-11904	March 2, 2004	3.1

3.2	Amended and Restated Bylaws of Ultra Clean Holdings, Inc.	10-Q	000-50646	May 2, 2016	3.1

4.1	Specimen Stock Certificate	S-1/A	333-11904	March 8, 2004	4.1

4.2	Description of Securities Registered Under Section 12 of the Exchange Act					X

10.1†	Ultra Clean Holdings, Inc. Amended and Restated Stock Incentive Plan (as amended)	8-K	000-50646	May 24, 2019	10.1

10.2†	Form of Stock Option Agreement	S-1/A	333-11904	March 8, 2004	10.6

10.3†	Form of Award Agreement	S-1/A	333-11904	March 8, 2004	10.13

10.4†	Form of Restricted Stock Unit Award Agreement	10-K	000-50646	March 12, 2008	10.18

10.5†	Employee Stock Purchase Plan (restated as of October 21, 2004)	10-Q	000-50646	November 8, 2004	10.9.1

10.6†	Form of Indemnification Agreement between Ultra Clean Holdings, Inc. and each of its directors and executive officers	S-1/A	333-11904	March 2, 2004	10.10

10.7†	Severance Policy for Executive Officers (amended as of October 26, 2018)	8-K	000-50646	November 1, 2018	10.1

10.8†	Offer Letter between Ultra Clean Holdings, Inc. and James P. Scholhamer dated January 3, 2015	8-K	000-50646	January 5, 2015	99.1

10.9†	Change in Control Severance Agreement dated as of January 19, 2015 by and between Ultra Clean Holdings, Inc. and James P. Scholhamer	10-K	000-50646	March 11, 2015	10.18

10.10†	Promotion Letter between Ultra Clean Holdings, Inc. and Sheri Savage (previously Sheri Brumm) dated February 18, 2016	10-K	000-50646	March 9, 2016	10.18

10.11†	Offer Letter between Ultra Clean Holdings, Inc. and Sheri Savage (previously Sheri Brumm) dated July 7, 2016	8-K	000-50646	July 12, 2016	99.1

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.12†	Change in Control Severance Agreement between Ultra Clean Holdings, Inc. and Sheri Savage (previously Sheri Brumm) dated July 7, 2016	8-K	000-50646	July 12, 2016	99.2

10.13†	Amendment to Offer Letter and Change in Control Severance Agreement dated as of July 25, 2017 by and between Ultra Clean Holdings, Inc. and James P. Scholhamer	10-Q	000-50646	August 9, 2017	10.2

10.14†	Form of Consulting Agreement	10-Q	000-50646	August 8, 2018	10.1

10.15	Credit Agreement, dated as of August 27, 2018, among Ultra Clean Holdings, Inc., Barclays Bank PLC, as administrative agent, and the lenders party thereto	8-K	000-50646	August 31, 2018	10.1

10.16	Guarantee and Collateral Agreement in favor of Barclays Bank PLC and the other Lenders party thereto, dated as of August 27, 2018, made by Ultra Clean Holdings, Inc. and the other Grantors referred to therein and from time to time party thereto	8-K	000-50646	August 31, 2018	10.2

10.17	Amendment Agreement, dated as of October 1, 2018, among Ultra Clean Holdings, Inc., any Subsidiary Borrowers, Barclays Bank PLC, as administrative agent, and the lenders party thereto	8-K	000-50646	October 4, 2018	10.1

10.18	Second Amendment, dated as of March 31, 2021, by and among Ultra Clean Holdings, Inc., the subsidiaries of Ultra Clean Holdings, Inc. party thereto, Barclays Bank PLC, as administrative agent and the lenders party thereto	8-K	000-50646	April 5, 2021	10.1

10.19	Third Amendment, dated as of August 19, 2022, by and among Ultra Clean Holdings, Inc., the subsidiaries of Ultra Clean Holdings, Inc. party thereto, Barclays Bank PLC, as administrative agent and the lenders party thereto	8-K	000-50646	August 20, 2022	10.1

10.20†	Form of Change in Control Severance Agreement for Executive Officers	8-K	000-50646	November 1, 2018	10.2

21.1	Subsidiaries of Ultra Clean Holdings, Inc.					X

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on signature page)					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: February 28, 2023

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

Signature	Title	Date

/S/ CLARENCE L. GRANGER Clarence L. Granger	Chairman	February 28, 2023

/S/ JAMES P. SCHOLHAMER James P. Scholhamer	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2023

/S/ SHERI SAVAGE Sheri Savage	Chief Financial Officer (Principal Financial Officer)	February 28, 2023
/S/ BRIAN E. HARDING Brian Harding	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2023

/S/ EMILY M. LIGGETT Emily M. Liggett	Director	February 28, 2023

/S/ THOMAS T. EDMAN Thomas T. Edman	Director	February 28, 2023

/S/ BARBARA V. SCHERER Barbara V. Scherer	Director	February 28, 2023

/S/ DAVID T. IBNALE David T. IbnAle	Director	February 28, 2023

/S/ ERNEST E. MADDOCK Ernest E. Maddock	Director	February 28, 2023

/S/ JACQUELINE A. SETO	Director	February 28, 2023
Jacqueline A. Seto