Form 10-Q
period 2023-03-31
Ultra Clean Holdings, Inc.
filed 2023-05-05
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Number of shares outstanding of the issuer’s common stock as of May 4, 2023: 44,698,414

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 30,
	2023	2022
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$322.1	$358.8
Accounts receivable, net of allowance for doubtful accounts of $0.9 and $1.5 at March 31, 2023 and December 30, 2022, respectively	190.3	253.7
Inventories	433.0	443.9
Prepaid expenses and other current assets	35.8	42.4
Total current assets	981.2	1,098.8
Property, plant and equipment, net	289.9	279.6
Goodwill	248.8	248.8
Intangible assets, net	182.0	187.9
Deferred tax assets, net	36.6	36.0
Operating lease right-of-use assets	114.8	99.0
Other non-current assets	12.6	10.8
Total assets	$1,865.9	$1,960.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$22.7	$20.8
Accounts payable	196.0	253.5
Accrued compensation and related benefits	37.8	52.5
Operating lease liabilities	17.4	17.1
Other current liabilities	39.8	45.3
Total current liabilities	313.7	389.2
Bank borrowings, net of current portion	470.0	493.0
Deferred tax liabilities	52.3	52.2
Operating lease liabilities	95.6	80.3
Other liabilities	9.3	9.2
Total liabilities	940.9	1,023.9
Commitments and contingencies (See Note 9)
Equity:
UCT stockholders’ equity:
Preferred stock — $0.001 par value, 10.0 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90.0 authorized; 46.2 and 45.2 shares issued and 44.8 and 45.2 shares outstanding at March 31, 2023 and December 30, 2022, respectively	0.1	0.1
Additional paid-in capital	534.3	530.8
Common shares held in treasury, at cost, 1.4 and 0.9 shares at March 31, 2023 and December 30, 2022, respectively	(29.6)	(15.4)
Retained earnings	374.4	377.8
Accumulated other comprehensive loss	(8.5)	(5.4)
Total UCT stockholders' equity	870.7	887.9
Noncontrolling interests	54.3	49.1
Total equity	925.0	937.0
Total liabilities and equity	$1,865.9	$1,960.9

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2023	2022
(In millions, except per share amounts)
Revenues:
Product	$368.6	$486.8
Services	64.7	77.3
Total revenues	433.3	564.1
Cost of revenues:
Product	315.1	399.5
Services	45.2	50.9
Total cost revenues	360.3	450.4
Gross margin	73.0	113.7
Operating expenses:
Research and development	7.1	6.8
Sales and marketing	13.1	13.8
General and administrative	40.4	47.4
Total operating expenses	60.6	68.0
Income from operations	12.4	45.7
Interest income	0.5	—
Interest expense	(11.8)	(6.4)
Other income (expense), net	2.8	—
Income before provision for income taxes	3.9	39.3
Provision for income taxes	3.5	8.5
Net income	0.4	30.8
Less: Net income attributable to noncontrolling interests	3.8	2.9
Net income (loss) attributable to UCT	$(3.4)	$27.9

Net income (loss) per share attributable to UCT common stockholders:
Basic	$(0.08)	$0.62
Diluted	$(0.08)	$0.61
Shares used in computing net income (loss) per share:
Basic	44.8	44.9
Diluted	44.8	45.6

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2023	2022
(In millions)
Net income	0.4	30.8
Other comprehensive income (loss):
Change in cumulative translation adjustment, net of tax	(2.1)	(3.1)
Change in pension net actuarial gain, net of tax	0.2	—
Change in fair value of derivatives, net of tax	0.2	0.3
Total other comprehensive loss	(1.7)	(2.8)
Comprehensive income (loss)	(1.3)	28.0
Comprehensive income, attributable to noncontrolling interests	(5.2)	(2.9)
Comprehensive income (loss) attributable to UCT	(6.5)	25.1

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2023	2022
(In millions)
Cash flows from operating activities:
Net income	$0.4	$30.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8.9	9.8
Amortization of intangible assets	5.8	8.1
Stock-based compensation	3.7	5.6
Amortization of debt issuance costs	1.0	1.0
Loss on the disposal of assets	—	0.1
Deferred income taxes	(0.6)	1.4
Change in the fair value of financial instruments	0.2	0.3
Changes in assets and liabilities:
Accounts receivable	63.4	(29.1)
Inventories	10.9	(61.1)
Prepaid expenses and other current assets	6.3	4.6
Other non-current assets	(1.7)	—
Accounts payable	(50.5)	(35.9)
Accrued compensation and related benefits	(14.7)	(6.0)
Income taxes payable	(1.6)	—
Operating lease assets and liabilities	(0.3)	(0.5)
Other liabilities	(3.2)	3.5
Net cash provided by (used in) operating activities	28.0	(67.4)
Cash flows from investing activities:
Purchases of property, plant and equipment	(27.3)	(28.4)
Net cash used in investing activities	(27.3)	(28.4)
Cash flows from financing activities:
Principal payments on bank borrowings	(22.0)	(2.6)
Repurchase of shares	(14.2)	—
Net cash used in financing activities	(36.2)	(2.6)
Effect of exchange rate changes on cash and cash equivalents	(1.2)	(1.1)
Net decrease in cash and cash equivalents	(36.7)	(99.5)
Cash and cash equivalents at beginning of period	358.8	466.5
Cash and cash equivalents at end of period	322.1	$367.0
Supplemental cash flow information:
Income taxes paid, net of income tax refunds	$5.6	$5.5
Interest paid	$7.4	$5.0
Non-cash investing and financing activities:
Property, plant and equipment purchased included in accounts payable and other liabilities	$9.5	$5.9

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended
	March 31, 2023
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance December 30, 2022	45.2	$0.1	$530.8	0.9	$(15.4)	$377.8	$(5.4)	$887.9	$49.1	$937.0
Issuance under employee stock plans	0.1	—	(0.2)	—	—	—	—	(0.2)	—	(0.2)
Repurchase of shares	(0.5)	—	—	0.5	(14.2)	—	—	(14.2)	—	(14.2)
Stock-based compensation expense	—	—	3.7	—	—	—	—	3.7	—	3.7
Net income (loss)	—	—	—	—	—	(3.4)	—	(3.4)	3.8	0.4
Other comprehensive income	—	—	—	—	—	—	(3.1)	(3.1)	1.4	(1.7)
Balance March 31, 2023	44.8	$0.1	$534.3	1.4	$(29.6)	$374.4	$(8.5)	$870.7	$54.3	$925.0

	Three Months Ended
	April 1, 2022
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance December 25, 2021	44.9	$0.1	$514.9	0.6	$(3.3)	$337.4	$(0.2)	$848.9	$43.8	$892.7
Issuance under employee stock plans	0.1	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	5.6	—	—	—	—	5.6	—	5.6
Net income	—	—	—	—	—	27.9	—	27.9	2.9	30.8
Other comprehensive income	—	—	—	—	—	—	(2.8)	(2.8)	—	(2.8)
Balance April 1, 2022	45.0	$0.1	$520.5	0.6	$(3.3)	$365.3	$(3.0)	$879.6	$46.7	$926.3

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

Basis of Presentation — The unaudited Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q include the accounts of the Company and its majority-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). This financial information reflects all adjustments which are, in the opinion of the Company, normal, recurring and necessary for the fair financial statement presentation for the dates and periods presented. Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with GAAP, have been condensed or omitted from the interim financial statements in this Quarterly Report on Form 10-Q. Therefore, these unaudited financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 30, 2022.

Fiscal Year — The Company uses a 52-53 week fiscal year ending on the Friday nearest December 31. All references to quarters refer to fiscal quarters and all references to years refer to fiscal years.

Principles of Consolidation — The Company’s Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated upon consolidation.

Noncontrolling interests — Noncontrolling interests are recognized to reflect the portion of the equity of the majority-owned subsidiaries which is not attributable, directly or indirectly, to the controlling stockholder. The Company’s consolidated entities include partially-owned entities, which are Cinos Co., Ltd (“Cinos Korea”), a South Korean company that provides outsourced cleaning and recycling of precision parts for the semiconductor industry through its operating facilities in South Korea and whose results the Company consolidates, and Cinos Xian Clean Technology, Ltd. (“Cinos China”), a Chinese entity that is majority owned by Cinos Korea. The interest held by others in Cinos Korea and in Cinos China are presented as noncontrolling interests in the accompanying Condensed Consolidated Financial Statements. The noncontrolling interests will continue to be attributed its share of gains and losses even if that attribution results in a deficit noncontrolling interests' balance. See Note 10 for further discussion.

Segments — The Financial Accounting Standards Board’s (“FASB”) guidance regarding disclosure about segments in an enterprise and related information establishes standards for the reporting by public business enterprises of information about reportable segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the manner in which management organizes the reportable segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision-maker is the Chief Executive Officer. The Company operates two reportable segments: Products and Services. The Company has three operating segments as of March 31, 2023 with two operating segments within the Product reportable segment and one operating segment within the Services reportable segment. See Note 15 of the Notes to the Condensed Consolidated Financial Statements.

Foreign Currency Translation and Remeasurement — The functional currency of the Products business’ foreign subsidiaries, excluding the subsidiaries of Ham-Let (Israel-Canada) Ltd. (“Ham-Let” or “Fluid Solutions”), is the U.S. Dollar. The functional currency of the Ham-Let subsidiaries in Singapore, United Kingdom, Netherlands, Taiwan and China, is their local currency, except for Israel, which is the U.S. Dollar. The functional currency of the Services division’s foreign subsidiaries is the local currency, except for that of its Singapore, Scotland and Ireland entities, which is the U.S. Dollar.

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

The Company’s most significant customers (having individually accounted for 10% or more of revenues) and their related revenues as a percentage of total revenues were as follows:

	Three Months Ended
	March 31,	April 1,
	2023	2022
Lam Research Corporation	36.7%	37.2%
Applied Materials, Inc.	19.8	23.1
Total	56.5%	60.3%

Three customers’ accounts receivable balances, Lam Research Corporation, Applied Materials, Inc. and ASM International, Inc., were individually greater than 10% of accounts receivable as of March 31, 2023, in the aggregate approximately 41.5% of accounts receivable. Two customers’ accounts receivable balances, Lam Research Corporation and Applied Materials, Inc., were individually greater than 10% of accounts receivable as of December 30, 2022, in the aggregate approximately 38.5% of total accounts receivable.

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

Leases — The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement and reassesses that conclusion if the arrangement is modified. When the Company determines the arrangement is a lease, or contains a lease, at lease inception, it then determines whether the lease is an operating lease or a finance lease. Operating and finance leases with lease terms of greater than one year result in the Company recording a right-of-use (“ROU”) asset and lease liability on its balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are initially recognized based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses the implicit interest rate if readily determinable or when the implicit interest rate is not readily determinable, the Company uses its incremental borrowing rate. The incremental borrowing rate is not a commonly quoted rate and is derived through a combination of inputs including the Company’s credit rating and the impact of full collateralization. The incremental borrowing rate is based on the Company’s collateralized borrowing capabilities over a similar term of the lease payments. The Company utilizes the incremental borrowing rate based on bank loan rates at the respective locations for leases where appropriate and the consolidated group bank loan rate where the Company does not have local bank financings. The operating lease ROU asset also includes any lease payments made in advance and is reduced by any lease incentives. Specific lease terms used in computing the ROU assets and lease liabilities may include options to extend or terminate the lease when the Company believes it is reasonably certain that it will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Operating leases are included in operating lease ROU assets, other current liabilities, and long-term operating lease liabilities on the Company’s consolidated balance sheet. The Company’s finance leases at March 31, 2023 and December 30, 2022 were not significant.

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

Revenue Recognition — Revenue is recognized when the Company satisfies performance obligations as evidenced by the transfer of control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company performs the following five steps to determine when to recognize revenue: (1) identification of the contract(s) with its customers, (2) identification of the performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations in the contract, and (5) recognition of revenue when, or as, a performance obligation is satisfied. The Company infrequently sells certain finished goods inventory on a bill and hold basis. The terms of the bill and hold agreement provide that title to the specified inventory is transferred to the customer prior to shipment and the Company has the right to payment (prior to physical delivery) which results in recorded revenue as determined under the revenue recognition standard.

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

Net Income per Share — Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding and common equivalent shares from dilutive restricted stock using the treasury stock method, except when such shares are anti-dilutive. In accordance with Accounting Standards Codification 718, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of in-the-money stock options and restricted stock units. This results in the assumed buyback of additional shares, thereby reducing the dilutive impact of equity awards.

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

Accounting Standards Recently Adopted

The Company did not adopt any new accounting standards during the first quarter of fiscal year 2023 that had a significant impact on the Company’s Condensed Consolidated Financial Statements.

Accounting Standard Not Yet Adopted

Although there are several other new accounting pronouncements issued by the FASB, the Company does not believe any of these accounting pronouncements had or will have a significant impact on its Condensed Consolidated Financial Statements.

2. BUSINESS DIVESTITURES

In 2022, the Company executed the sale of four of its non-semiconductor operating subsidiaries of Fluid Solutions. Each of these entities is reported within the Products reportable segment. The purpose of the divestitures was to remain focused on its core semiconductor business. As a result of these divestitures, the Company recorded a net loss of $56.6 million and $20.8 million during the second and the third quarter of fiscal year 2022, respectively. The recorded total net loss of $77.4 million includes the write-off of intangible assets, goodwill and net assets of $27.8 million, $19.7 million and $29.9 million, respectively. Goodwill has been allocated to the divestitures based on the relative fair value of each component in relation to its respective reporting unit.

3. BALANCE SHEET INFORMATION

Inventories consisted of the following:

	March 31,	December 30,
(In millions)	2023	2022
Raw materials	$215.2	$230.4
Work in process	138.4	142.3
Finished goods	79.4	71.2
Total	$433.0	$443.9

The inventory write-downs are recorded on the basis of obsolete inventory or specific identified inventory in excess of estimated usage.

Property, plant and equipment, net, consisted of the following:

	Useful Life	March 31,	December 30,
(In millions)	(In years)	2023	2022
Land	n/a	$3.0	$3.0
Buildings	50	57.9	58.6
Leasehold improvements	*	82.4	81.3
Machinery and equipment	5-10	157.0	152.5
Computer equipment and software	3-10	73.5	68.3
Furniture and fixtures	5	5.3	5.1
		379.1	368.8
Accumulated depreciation		(154.4)	(146.0)
Construction in progress		65.2	56.8
Total		$289.9	$279.6

* Lesser of estimated useful life or remaining lease term

4. FAIR VALUE

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

		Fair Value Measurement at
		Reporting Date Using
Description	March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Prepaid expenses and other current assets:
Forward contracts	$1.3	$—	$1.3	$—
Other non-current assets:
Plan assets	$1.7	$—	$—	$1.7
Other liabilities:
Pension obligation	$1.5	$—	$—	$1.5

		Fair Value Measurement at
		Reporting Date Using
Description	December 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Prepaid expenses and other current assets:
Forward contracts	$0.3	$—	$0.3	$—
Other non-current assets:
Plan assets	$2.2	$—	$—	$2.2
Other liabilities:
Pension obligation	$1.6	$—	$—	$1.6

The estimated fair value of foreign currency forward contracts is based upon quoted market prices obtained from independent pricing services for similar derivative contracts and these financial instruments are characterized as Level 2 assets in the fair value hierarchy.

The estimated fair value of pension obligation is based on expected years of service and average compensation. The valuation model used to value pension obligation utilizes mortality rate, inflation, interest rate risks and changes in the life expectancy for pensioners. These assumptions are routinely made in the appraisal process by the independent actuary resulting in a Level 3 classification. As of March 31, 2023, the Company's aggregate pension benefit obligations is $10.1 million and was exceeded by the fair value of the pension plan assets of $10.3 million, resulting in overfunded pension benefit obligations of $0.2 million. The Company recognizes the overfunded or underfunded status of defined benefit pension plans, measured as the difference between the fair value of the plan assets and the benefit obligation. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability.

There were no transfers from Level 1 or Level 2. Fair value adjustments were noncash, and therefore did not impact the Company’s liquidity or capital resources. Qualitative information about Level 3 fair value measurements is as follows:

(Dollars in millions, except rate/multiple)	March 31, 2023	Valuation Techniques	Unobservable Input	Rate/ Multiple
Plan assets, net	$0.2	Projected unit credit method	Discount rate	4.7% - 5.2%
			Rate on return	4.7% - 4.9%
			Salary increase rate	2.0% - 3.0%

Following is a summary of the Level 3 activity:

(In millions)	Plan assets	Pension Obligation
As of December 30, 2022	$2.2	$(1.6)
Benefits, payments and other adjustments	(0.5)	0.1
As of March 31, 2023	$1.7	$(1.5)

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

During the three months period ended March 31, 2023, there were no changes to the Company's reporting units, and the Company did not recognize any impairment charges or additions to goodwill. Details of aggregate goodwill of the Company are as follows:

(In millions)	Products	Services	Total
Balance at March 31, 2023	$175.3	$73.5	$248.8

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

Details of intangible assets were as follows:

		As of March 31, 2023			As of December 30, 2022
		Gross			Gross
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(Dollars in millions)	(In years)	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	6 - 10	$172.0	$(85.6)	$86.4	$172.0	$(81.8)	$90.2
Tradename	4 - 6*	32.5	(21.3)	11.2	32.5	(20.9)	11.6
Intellectual property/knowhow	7 - 15	37.7	(16.3)	21.4	37.7	(15.7)	22.0
Recipes	20	73.2	(16.8)	56.4	73.2	(15.8)	57.4
Standard operating procedures	20	8.6	(2.0)	6.6	8.6	(1.9)	6.7
Total		$324.0	$(142.0)	$182.0	$324.0	$(136.1)	$187.9

* The Company concluded that the asset life of UCT tradename of $9.0 million is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The Company amortizes its intangible assets on a straight-line or accelerated basis over the estimated economic life of the assets. Amortization expense was approximately $5.8 million for the three months ended March 31, 2023 and $8.1 million for the three months ended April 1, 2022. Amortization expense related to recipes, standard operating procedures and certain intellectual property/know-how is charged to cost of revenues and the remainder is charged to general and administrative expense. As of March 31, 2023, future estimated amortization expense is expected to be as follows:

Amortization
(In millions)	Expense
2023 (remaining in year)	$16.6
2024	21.9
2025	19.9
2026	19.0
2027	18.7
Thereafter	76.9
Total	$173.0

6. BORROWING ARRANGEMENTS

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

The Term Loan has a maturity date of August 27, 2025, with monthly interest payments in arrears, quarterly principal payments of 0.625% of the outstanding principal balance as of March 31, 2021, with the remaining principal paid upon maturity. Under the Credit Facilities, the Company may elect that the Term Loan bear interest at a rate per annum equal to either (a) “ABR” (as defined in the Credit Agreement), plus the applicable margin or (b) the “Eurodollar Rate” (as defined in the Credit Agreement), based on LIBOR, plus the applicable margin. The applicable margin for the Term Loan is equal to a rate per annum to either (i) at any time that the Company’s corporate family rating is Ba3 (with a stable outlook) or higher from Moody’s and BB- (with a stable outlook) or higher from S&P, (x) 3.50% for such Eurodollar term loans and (y) 2.50% for such ABR term loans or (ii) at all other times, (x) 3.75% for such Eurodollar term loans and (y) 2.75% for such ABR term loans. Interest on the Term Loan is payable on (1) in the case of such ABR term loans, the last day of each calendar quarter and (2) in the case of such Eurodollar term loans, the last day of each relevant interest period and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period. On March 29, 2021, the Company elected that the Term Loan outstanding as of March 31, 2021 accrue interest based on the “Eurodollar Rate” for an initial interest period of one month. Pursuant to the Second Amendment to the Credit Agreement, the Credit Facilities contains customary LIBOR replacement provisions in the event LIBOR is discontinued. At March 31, 2023, the Company had an outstanding amount under the Term Loan of $491.0 million, gross of unamortized debt issuance costs of $9.2 million. As of March 31, 2023, the interest rate on the outstanding Term Loan was 8.4%.

On August 19, 2022, the Company entered into a Third Amendment (the “Third Amendment”) to the credit agreement dated as of August 27, 2018 and amended as of October 1, 2018 and March 31, 2021 (as amended by the Third Amendment, the “Credit Agreement”) to, among other things, increase the revolving credit facility portion of the Credit Facilities to $150.0 million with several banks and with Barclays Bank as the administrative agent.

The revolving credit facility has an available commitment of $150.0 million and a maturity date of February 27, 2025. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. Outstanding letters of credit reduce the availability of the revolving credit facility and, as of March 31, 2023, the Company had $146.5 million, net of $3.5 million of outstanding letters of credit, available under this revolving credit facility.

The letter of credit facility has an available commitment of $65.0 million and a maturity date of February 27, 2025. The Company pays a quarterly fee in arrears equal to 2.5% (subject to certain adjustments to the Term Loan) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of March 31, 2023, the Company had $3.5 million of outstanding letters of credit and $61.5 million of available commitments remaining under the letter of credit facility.

The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. The Company was in compliance with all financial covenants as of the quarter ended March 31, 2023.

The Company has a credit agreement with a local bank in the Czech Republic that provides for a revolving credit facility in the aggregate of up to 5.0 million euros (approximately $5.4 million). As of March 31, 2023, no debt was outstanding under this revolving credit facility.

Fluid Solutions has credit facilities with various financial institutions in Israel that provides borrowing up to $18.5 million. As of March 31, 2023, Fluid Solutions had a $10.9 million outstanding balance under these facilities with average interest rate ranges from 4.9% to 7.9%.

As of March 31, 2023, the Company’s total bank debt was $501.9 million, net of unamortized debt issuance costs of $9.2 million. As of March 31, 2023, the Company had $146.5 million, $5.4 million, and $7.6 million available to draw from its credit facilities in the U.S., Czech Republic and Israel, respectively.

The fair value of the Company’s long-term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The Company’s carrying value approximates fair value for the Company’s long-term debt.

7. INCOME TAX

The Company's effective tax rate was 89.7% and 21.6% for the three months ended March 31, 2023 and April 1, 2022, respectively. The Company’s income tax provision was $3.5 million and $8.5 million for the three months ended March 31, 2023 and April 1, 2022, respectively. The change in respective tax rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full federal and state valuation allowances.

Company management continuously evaluates the need for a valuation allowance and, as of March 31, 2023, concluded that a full valuation allowance on its U.S. federal and state and certain of its foreign deferred tax assets was still appropriate.

As of March 31, 2023 and April 1, 2022, the Company’s gross liability for unrecognized tax benefits, excluding interest, was $2.7 million and $1.7 million, respectively. Increases or decreases to interest and penalties on uncertain tax positions are included in the income tax provision in the Condensed Consolidated Statements of Operations. Although it is possible that some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

8. RETIREMENT PLANS

Defined Benefit Plan

Cinos Korea has a noncontributory defined benefit pension plan covering substantially all of its employees upon their retirement. Fluid Solutions has a noncontributory defined benefit pension plans covering its employees in Israel upon their retirement. The benefits for these plans are based on expected years of service and average compensation. The net period costs are recognized as employees render the services necessary to earn the postretirement benefits. The Company records annual amounts relating to the pension plan based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, compensation increases and turnover rates. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current and expected rates of return and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in accumulated other comprehensive income and amortized to net periodic cost over future periods using the corridor method. The Company believes that the assumptions utilized in recording its obligations under the plans are reasonable based on its experience and market conditions.

As of March 31, 2023 , the benefit obligation of the plan was $10.1 million and the fair value of the benefit plan assets is $10.3 million which are invested in several fixed deposit accounts with financial institutions. As of March 31, 2023, the overfunded balance of the plans of $0.2 million has been recorded by the Company and is included in other assets. Amounts recognized in accumulated other comprehensive loss for the three months period ended March 31, 2023 were $0.2 million. The contributions to the plans by the Company and its subsidiaries during the period ended March 31, 2023 was $0.1 million.

As of March 31, 2023, the Company's future estimated payment obligations for the respective fiscal years are as follows:

Employee Savings and Retirement Plan

(In millions)
2023	$0.8
2024	1.2
2025	2.0
2026	1.0
2027	1.1
Thereafter	5.5
Total	$11.6

The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all U.S. employees who meet certain eligibility requirements. Participants could elect to contribute to the 401(k) Plan, on a pre-tax basis, up to 25% of their salary to a maximum of the IRS limit. The Company matches 50.0% of each employee's contribution, up to a maximum of 6% of the employee's eligible earnings. The Company made $0.9 million and $0.8 million discretionary employer contributions to the 401(k) Plan for the for the three months period ended March 31, 2023 and April 1, 2022, respectively.

9. COMMITMENTS AND CONTINGENCIES

Commitment

The Company had commitments to various third parties to purchase inventories totaling approximately $528.1 million as of March 31, 2023.

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

10. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

Treasury Stock

On October 20, 2022, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $150.0 million of the Company’s common stock over a three-year period. For the three months ended March 31, 2023, approximately 0.5 million shares were repurchased under this program with an aggregate cost of $14.2 million. As of March 31, 2023, 0.8 million shares had been repurchased under the program and they are held in treasury stock. The Company records treasury stock using the cost method. The Company may reissue these treasury shares as part of its stock-based compensation programs.

Non-controlling Interests

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

The following table shows the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,	April 1,
(In millions)	2023	2022
Cost of revenues (1)	$0.3	$0.5
Research and development	0.1	0.1
Sales and marketing	0.3	0.3
General and administrative	3.0	4.7
Total stock-based compensation	$3.7	$5.6
(1)
Stock-based compensation expense capitalized in inventory for the three months ended March 31, 2023 and April 1, 2022 were immaterial.

As of March 31, 2023, approximately $21.5 million of unrecognized stock-based compensation cost related to employee and director awards remains to be amortized on a straight-line basis over a weighted average period of 1.45 years, and will be adjusted for subsequent changes in future grants. As of March 31, 2023, a total of 25,900 RSAs were outstanding. The total unamortized expense of the Company’s unvested RSAs as of March 31, 2023 was $0.1 million.

The following table summarizes the Company’s combined RSU, PSU and RSA activity for the three months ended March 31, 2023 (in millions):

		Aggregate
	Number of	Intrinsic
	Shares	Value
Unvested restricted stock units and restricted stock awards at December 30, 2022	1.1	$37.6
Granted	0.1
Vested	(0.1)
Forfeited	—
Unvested restricted stock units and restricted stock awards at March 31, 2023	1.1	$35.6
Vested and expected to vest restricted stock units and restricted stock awards	1.1	$35.6

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

For the three months ended March 31, 2023 and April 1, 2022, 1.8 thousand and 55.8 thousand RSUs were granted with a weighted average fair value of $34.08 and $44.91 per share, respectively.

Employee Stock Purchase Plan

The ESPP permits employees to purchase common stock at a discount through payroll withholdings at certain specified dates (purchase period) within a defined offering period. The purchase price is 85% of the fair market value of the common stock at the end of the purchase period and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. No shares were issued under the ESPP during the three months period ended March 31, 2023 and April 1, 2022.

12. REVENUE RECOGNITION

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

The Company’s products are manufactured and services provided at the Company's locations throughout the Americas, Asia Pacific and Europe and the Middle East (“EMEA”). Sales to customers are initiated through a purchase order and are governed by our standard terms and conditions, written agreements, or both. Revenue is recognized when performance obligations under the terms of an agreement with a customer are satisfied; generally, this occurs with the transfer of control of the products or when the Company provides the services. Based on the enforceable rights included in our agreements or prevailing terms and conditions, products produced by the Company without an alternative use are not protected by an enforceable right of payment that includes a reasonable profit throughout the duration of the agreement. Consignment sales are recognized in revenue at the earlier of the period that the goods are consumed or after a period of time subsequent to receipt by the customer as specified by terms of the agreement, provided control of the promised goods or services has transferred.

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value-add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Certain of our customers may receive cash-based incentives, such as rebates or credits, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. As of March 31, 2023 and December 30, 2022, an accrual for unpaid customer rebates of $2.8 million and $3.8 million, respectively, was included in accounts receivable on the Company’s Condensed Consolidated Balance Sheet. The Company's disaggregated revenues are apportioned by segments within the Company’s Condensed Consolidated Statement of Operations.

The Company’s principal markets include America, Asia Pacific and EMEA. The Company's foreign operations are conducted primarily through its subsidiaries in China, Malaysia, Singapore, Israel, Taiwan, South Korea, United Kingdom and the Czech Republic. Revenues by geographic area are categorized based on the customer’s location to which the products were shipped or services performed. The following table sets forth revenue by geographic area (in millions):

	Three Months Ended
	March 31,	April 1,
	2023	2022
Singapore	$152.3	$210.5
United States	133.8	181.4
Austria	30.5	28.4
South Korea	27.4	41.6
China	23.1	28.6
Taiwan	18.9	20.7
Israel	5.1	6.7
Malaysia	2.7	14.4
Others	39.5	31.8
Total	$433.3	$564.1

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

The components of lease expense were summarized as follows:

	Three Months Ended
	March 31,	April 1,
(Dollars in millions)	2023	2022
Operating lease cost	$5.9	$5.1
Short-term lease cost	0.5	0.7
Sublease income	(0.1)	-
Total lease cost	$6.3	$5.8

Operating cash flows used in operating leases	$5.7	$5.2
Weighted-average remaining lease term – operating leases	9.3	2.0
Weighted-average discount rate – operating leases	5.6%	5.5%

Future minimum payments under operating leases as of March 31, 2023 were summarized as follows:

(In millions)	Operating Leases
2023 (remaining in year)	$17.5
2024	20.1
2025	16.2
2026	12.6
2027	12.2
Thereafter	71.6
Total minimum lease payments	150.2
Less: imputed interest	(37.2)
Lease liability	$113.0

14. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended
	March 31,	April 1,
(In millions, except share amounts)	2023	2022
Numerator:
Net income (loss) attributable to UCT	$(3.4)	$27.9
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	44.8	44.9
Shares used in computation — diluted:
Weighted average common shares outstanding	44.8	44.9
Dilutive effect of common shares outstanding subject to repurchase	—	0.7
Shares used in computing diluted net income (loss) per share	44.8	45.6
Net income (loss) per share attributable to UCT — basic	$(0.08)	$0.62
Net income (loss) per share attributable to UCT — diluted	$(0.08)	$0.61

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

Segment Data

	Three Months Ended
	March 31,	April 1,
(In millions)	2023	2022
Revenues:
Products	$368.6	$486.8
Services	64.7	77.3
Total segment revenues	$433.3	$564.1

Gross profit:
Products	$53.5	$87.3
Services	19.5	26.4
Total segment gross profit	$73.0	$113.7

Operating profit:
Products	$8.7	$37.6
Services	3.7	8.1
Total segment operating profit	$12.4	$45.7

	March 31,	December 30,
(In millions)	2023	2022
Assets
Products	$1,577.7	$1,650.2
Services	288.2	310.7
Total segment assets	$1,865.9	$1,960.9

As of March 31, 2023, approximately $125.8 million and $80.8 million of the Company’s net long-lived assets were located in Asia Pacific and EMEA, respectively, and the remaining balances were located in the United States. At December 30, 2022, approximately $129.1 million and $76.2 million of the Company’s net long-lived assets were located in Asia Pacific and EMEA, respectively, and the remaining balances were located in the United States.

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

Over the long-term, we believe the semiconductor market we serve will continue to grow due to multi-year industry demand from a broad range of drivers, such as new CPU architectures that enable higher performance servers necessary for cloud, artificial intelligence (“AI”) and Machine Learning applications. We also believe that semiconductor original equipment manufacturers (“OEM”) are increasingly relying on partners like UCT to fulfill their expanding capacity requirements. Additionally, our Services business is benefiting as device manufacturers rely on precision cleaning and coating to achieve ever more advanced devices.

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

There have been no significant changes to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K subsequent to December 30, 2022. For further information on our critical and other significant accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2022, as filed with the SEC.

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest December 31. Fiscal year 2023 is a 52-week period ending December 29, 2023, and fiscal year 2022 was a 52-week period ended December 30, 2022. The fiscal quarters ended March 31, 2023 and April 1, 2022 were both 13-week periods.

Discussion of Results of Operations for the three months ended March 31, 2023 compared to the for the three months ended April 1, 2022

Revenues

	Three Months Ended
Revenues by Segment	March 31,	April 1,	Percent
(Dollars in millions)	2023	2022	Change
Products	$368.6	$486.8	(24.3)%
Services	64.7	77.3	(16.3)%
Total revenues	$433.3	$564.1	(23.2)%
Products as a percentage of total revenues	85.1%	86.3%
Services as a percentage of total revenues	14.9%	13.7%

Total Products and Services revenues decreased in the three months ended March 31, 2023, compared to the same period in the prior year, primarily due to a downturn in the semiconductor industry driven largely by macroeconomic and geopolitical factors.

	Three Months Ended
Revenues by Geography	March 31,	April 1,	Percent
(Dollars in millions)	2023	2022	Change
United States	$133.8	$181.4	(26.2)%
International	299.5	382.7	(21.7)%
Total revenues	$433.3	$564.1	(23.2)%
Unites States as a percentage of total revenues	30.9%	32.2%
International as a percentage of total revenues	69.1%	67.8%

On a geographic basis, revenues represent products that were shipped or services that were performed at our U.S. and international locations. For the three months period ended March 31, 2023, both U.S. and international revenues decreased, compared to the same period in the prior year, primarily as a result of the global semiconductor industry downturn.

Cost of Revenues

	Three Months Ended
Cost of revenues by Segment	March 31,	April 1,	Percent
(Dollars in millions)	2023	2022	Change
Products	$315.1	$399.5	(21.1)%
Services	45.2	50.9	(11.2)%
Total Cost of revenues	$360.3	$450.4	(20.0)%
Products cost as a percentage of total Products revenues	85.5%	82.1%
Services cost as a percentage of total Services revenues	69.9%	65.8%

Total cost of revenues decreased for the three months ended March 31, 2023 compared to the same period in the prior year, due to lower demand for both Products and Services driven by global semiconductor industry downturn.

Cost of Products revenues consists of purchased materials, direct labor and manufacturing overhead. Cost of Products revenues decreased $84.4 million for the three months ended March 31, 2023, compared to the same period in the prior year, due to lower volume of sales driving decreased material costs and lower direct labor spending.

Cost of Services revenues consists of direct labor, manufacturing overhead and materials (such as chemicals, gases and consumables). Cost of Services revenues decreased $5.7 million for the three months ended March 31, 2023, compared to the same period in the prior year, driven by lower volumes of service orders, resulting in decrease in labor costs (the largest component of Cost of Services) and lower material costs.

In both segments, higher costs of revenue as a percent of revenue increased as certain fixed costs remain regardless of volume.

Gross Margin

	Three Months Ended
Gross Profit by Segment	March 31,	April 1,	Percent
(Dollars in millions)	2023	2022	Change
Products	$53.5	$87.3	(38.7)%
Services	19.5	26.4	(26.1)%
Gross profit	$73.0	$113.7	(35.8)%
Gross Margin by Segment
Products	14.5%	17.9%
Services	30.1%	34.2%
Total Company	16.8%	20.2%

Products and Services gross profit and gross margin decreased for the three months period ended March 31, 2023, compared to the same period in the prior year, due to lower factory utilization.

Operating Margin

	Three Months Ended
Operating Profit by Segment	March 31,	April 1,	Percent
(Dollars in millions)	2023	2022	Change
Products	$8.7	$37.6	(76.9)%
Services	3.7	8.1	(54.3)%
Operating profit	$12.4	$45.7	(72.9)%
Operating Margin by Segment
Products	2.4%	7.7%
Services	5.7%	10.5%
Total Company	2.9%	8.1%

Operating profit and operating margin of Products and Services decreased for the three months period ended March 31, 2023, compared to the same period in the prior year, primarily due to the lower gross profit which was only partially offset by lower comparative operating expenses.

Research and Development

	Three Months Ended
	March 31,	April 1,	Percent
(Dollars in millions)	2023	2022	Change
Research and development	$7.1	$6.8	4.4%
Research and development as a percentage of total revenues	1.6%	1.2%

Research and development expenses increased $0.3 million in the three months period ended March 31, 2023, compared to the same period in the prior year, due to an increase in employee-related costs.

Sales and Marketing

	Three Months Ended
	March 31,	April 1,	Percent
(Dollars in millions)	2023	2022	Change
Sales and marketing	$13.1	$13.8	-5.1%
Sales and marketing as a percentage of total revenues	3.0%	2.4%

Sales and marketing expense decreased during the three months period ended March 31, 2023, as compared to the same period in the prior year, due to the reduction in costs related to the divested entities during the second and third quarter of fiscal year 2022.

General and Administrative

	Three Months Ended
	March 31,	April 1,	Percent
(Dollars in millions)	2023	2022	Change
General and administrative	$40.4	$47.4	-14.8%
General and administrative as a percentage of total revenues	9.3%	8.4%

General and administrative expenses decreased $7.0 million in the three months period ended March 31, 2023, compared to the same period in the prior year, primarily due to a decrease in amortization of intangibles acquired through business combinations, a decrease in costs related to legal proceedings and a decrease in stock-based compensation expense.

Interest and Other Income (Expense), net

	Three Months Ended
	March 31,	April 1,	Percent
(Dollars in millions)	2023	2022	Change
Interest income	$0.5	—	n/m
Interest expense	$(11.8)	$(6.4)	84.4%
Other income (expense), net	$2.8	—	n/m

n/m - not meaningful

Interest expense increased $5.4 million in the three months ended March 31, 2023 compared to the same period in the prior year, due primarily to higher interest rates resulting from LIBOR rate changes.

Other income (expense), net, increased $2.8 million in the three months period ended March 31, 2023, compared to the same period in the prior year, due to foreign exchange transactions and remeasurements as the U.S. dollar strengthened in the current period.

Provision for Income Taxes

	Three Months Ended
	March 31,	April 1,	Percent
(Dollars in millions)	2023	2022	Change
Provision for income taxes	$3.5	$8.5	(58.8)%
Effective tax rate	89.7%	21.6%

The increase in the effective tax rate for the three months period ended March 31, 2023 compared to the same period in the prior year is primarily attributable to changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full federal and state valuation allowances.

Company management continuously evaluates the need for a valuation allowance on its deferred tax assets and, as of March 31, 2023, concluded that a full valuation allowance on its federal, state and certain of its foreign deferred tax assets remained appropriate.

Liquidity and Capital Resources

Cash and cash Equivalents

The following table summarizes our cash and cash equivalents:

	March 31,	December 30,
(In millions)	2023	2022	Decrease
Total cash and cash equivalents	$322.1	$358.8	$(36.7)

The following table summarizes the Condensed Consolidated Statements of Cash Flow information:

	Three Months Ended
	March 31,	April 1,
(In millions)	2023	2022
Operating activities	$28.0	$(67.4)
Investing activities	(27.3)	(28.4)
Financing activities	(36.2)	(2.6)
Effects of exchange rate changes on cash and cash equivalents	(1.2)	(1.1)
Net decrease in cash and cash equivalents	$(36.7)	$(99.5)

Our primary cash inflows and outflows were as follows:

•
For the three month period ended March 31, 2023, we generated cash of $28.0 million compared to cash used of $67.4 million for the three months ended April 1, 2022. The $95.4 million increase in net cash from operating activities was driven by a $133.2 favorable change in net working capital offset in part by a $7.4 million decrease from non-cash items and by a $30.4 million decrease in net income.
•
The major contributors in net changes in operating assets and liabilities for the three months ended March 31, 2023 were as follows:
o
Accounts receivable decreased $63.4 million primarily due to the timing of shipments and collections, inventories and prepaid expenses decreased $10.9 million and $6.3 million, respectively.
o
Accounts payable decreased $50.5 million, income taxes payable decreased $1.6 million and accrued compensation and related benefits increased $14.7 million, primarily due to the timing of payments.
•
Net cash used in investing activities during the three months ended March 31, 2023 and April 1, 2022 consisted primarily of $27.3 million and $28.4 million purchases of property, plant and equipment, respectively.
•
During the three months ended March 31, 2023, cash used in financing activities was $36.2 million, compared to cash used in financing activities of $2.6 million in the three months ended April 1, 2022. The change is due to higher principal payments on bank borrowings and from our share repurchase program initiated in the fourth quarter of fiscal year 2022.

We believe we have sufficient capital to fund our working capital needs, satisfy our debt obligations, maintain our existing capital equipment, purchase new capital equipment and make strategic acquisitions from time to time. As of March 31, 2023, we had cash of $322.1 million compared to $358.8 million as of December 30, 2022. Our cash and cash equivalents, cash generated from operations, and amounts available under our revolving line of credit described below were our principal sources of liquidity as of March 31, 2023.

Our subsidiary Fluid Solutions, has an existing factoring arrangement with a financial institution in which a portion of its accounts receivable are sold on a non-recourse basis. For the three months ended March 31, 2023, Fluid Solutions factored $7.3 million under this arrangement.

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

As of March 31, 2023, we have cash of approximately $268.8 million in our foreign subsidiaries. It is not practicable to determine the tax liability that might be incurred if the undistributed earnings of these foreign subsidiaries were to be distributed. For undistributed earnings of foreign subsidiaries which are not considered indefinitely reinvested, deferred taxes have been accrued.

Borrowing Arrangements

The following table summarizes our borrowings:

	March 31,
	2023
(Dollars in millions)	Amount	Weighted- Average Interest Rate
U.S. Term Loan	$491.0	8.5%
Fluid Solutions Debt Facilities	10.9	5.1%
Debt issuance costs	(9.2)
	$492.7

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

The Term Loan has a maturity date of August 27, 2025, with monthly interest payments in arrears, quarterly principal payments of 0.625% of the outstanding principal balance as of March 31, 2021, with the remaining principal paid upon maturity. Under the Credit Facilities, the Company may elect that the Term Loan bear interest at a rate per annum equal to either (a) “ABR” (as defined in the Credit Agreement), plus the applicable margin or (b) the “Eurodollar Rate” (as defined in the Credit Agreement), based on LIBOR, plus the applicable margin. The applicable margin for the Term Loan is equal to a rate per annum to either (i) at any time that the Company’s corporate family rating is Ba3 (with a stable outlook) or higher from Moody’s and BB- (with a stable outlook) or higher from S&P, (x) 3.50% for such Eurodollar term loans and (y) 2.50% for such ABR term loans or (ii) at all other times, (x) 3.75% for such Eurodollar term loans and (y) 2.75% for such ABR term loans. Interest on the Term Loan is payable on (1) in the case of such ABR term loans, the last day of each calendar quarter and (2) in the case of such Eurodollar term loans, the last day of each relevant interest period and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period. On March 29, 2021, the Company elected that the Term Loan outstanding as of March 31, 2021 accrue interest based on the “Eurodollar Rate” for an initial interest period of one month. Pursuant to the Second Amendment to the Credit Agreement, the Credit Facilities contains customary LIBOR replacement provisions in the event LIBOR is discontinued. At March 31, 2023, the Company had an outstanding amount under the Term Loan of $491.0 million, gross of unamortized debt issuance costs of $9.2 million. As of March 31, 2023, the interest rate on the outstanding Term Loan was 8.4%.

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

The revolving credit facility has an available commitment of $150.0 million and a maturity date of February 27, 2025. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. Outstanding letters of credit reduce the availability of the revolving credit facility and, as of March 31, 2023, the Company had $146.5 million, net of $3.5 million of outstanding letters of credit, available under this revolving credit facility.

The letter of credit facility has an available commitment of $65.0 million and a maturity date of August 27, 2025. The Company pays a quarterly fee in arrears equal to 2.5% (subject to certain adjustments to the Term Loan) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of March 31, 2023, the Company had $3.5 million of outstanding letters of credit and $61.5 million of available commitments remaining under the letter of credit facility.

The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. The Company was in compliance with all financial covenants as of the quarter ended March 31, 2023.

The Company has a credit agreement with a local bank in the Czech Republic that provides for a revolving credit facility in the aggregate of up to 5.0 million euros (approximately $5.4 million). As of March 31, 2023, no debt was outstanding under this revolving credit facility.

Fluid Solutions has credit facilities with various financial institutions in Israel that provides borrowings of up to $18.5 million. As of March 31, 2023, Fluid Solutions had $10.9 million of outstanding debt with average interest rate ranges from 4.9% to 7.9%.

As of March 31, 2023, the Company’s total bank debt was $501.9 million, net of unamortized debt issuance costs of $9.2 million. As of March 31, 2023, the Company had $146.5 million, $5.4 million and $7.6 million available to draw from our credit facilities in the U.S., Czech Republic and Israel, respectively.

The fair value of the Company’s long-term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The Company’s carrying value approximates fair value for the Company’s long-term debt.

Capital Expenditures

Capital expenditures were $27.3 million during the three months ended March 31, 2023 and were primarily attributable to the capital invested in our manufacturing facilities worldwide as well as costs associated with the ongoing design and implementation of our new enterprise resource planning system. The Company’s anticipated capital expenditures for the remainder of 2023 are expected to be financed primarily from our cash flow generated from operations.

Contractual Obligations

The Company had commitments to various third parties to purchase inventories totaling approximately $528.1 million as of March 31, 2023.

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification against certain liabilities to our customers, which may include claims of losses by their own customers resulting out of property damages, bodily injuries or deaths, or infringement of intellectual property rights by our products. Our potential liability arising out of intellectual property infringement claims by any third party is generally uncapped. As of March 31, 2023, we have not incurred any significant costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the period covered by this report. Refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 30, 2022, for a more complete discussion of the market risks we encounter.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our chief executive officer and our chief financial officer concluded the disclosure controls and procedures were not effective as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, due to the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2022.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2022, we previously identified material weaknesses in our internal control over financial reporting related to information technology general controls (“ITGCs”) over user access within our primary Enterprise Resource Planning (“ERP”) system, our primary revenue system for the Services segment, and related ERP access controls affecting the independent review of manual journal entry postings. Business process controls that depend on the affected information systems, or that depend on data or financial reports generated from the affected information systems to be accurate and complete, could be adversely affected.

These material weaknesses did not result in a misstatement to the consolidated financial statements or disclosures. Based on additional procedures and post-closing review, management concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States.

Remediation Plan

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. These remediation actions are ongoing and include or are expected to include:

•
Reviewing all ITGCs to identify opportunities to expand and/or automate controls to address the design and operation of ITGCs on systems supporting our financial processes.
•
Enhancing training programs addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access over IT systems impacting financial reporting.
•
Strengthening policy documentation underlying ITGCs.
•
Implementing an IT management review process and increased the frequency of testing plans to monitor ITGCs with a specific focus on systems supporting our financial reporting processes.
•
Enhancing regular reporting on the remediation measures to the Audit Committee of the Board of Directors.

As we continue to evaluate and work to improve our internal control over financial reporting, we may decide to take additional measures to address control deficiencies or modify the remediation plans described above. We believe that these actions will remediate the material weaknesses, however the weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management believes the foregoing plans will effectively remediate the deficiencies constituting the material weaknesses and intends the remediation of these material weaknesses to be completed prior to the end of fiscal 2023. However, there is no assurance as to when such remediation will be completed. As the remediation plans continue to be implemented, management may take additional measures or modify the plan elements described above.

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts discussed above under “Remediation Plan”, there were no changes in internal control over financial reporting during the fiscal first quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

There were no material changes during the period covered in this report to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 30, 2022.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

None.

(b) Use of Proceeds from Securities

None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 20, 2022, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $150.0 million of the Company’s common stock over a three-year period. This program may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock.

The following table sets forth information related to repurchases of our equity securities during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
December 31, 2022 — January 27, 2023	389,299	$33.12	389,299	$125.0
January 28, 2023 — February 24, 2023	—	—	—	$125.0
February 25, 2023 — March 31, 2023	43,387	$29.67	43,387	$123.7

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a) Exhibits

The following exhibits are filed with this quarterly Report on Form 10-Q for the quarter ended March 31, 2023:

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

SIGNATURES

Pursuant to the requirements of the mSecurities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA CLEAN HOLDINGS, INC.
(Registrant)
Date: May 5, 2023

	By:	/S/ JAMES P. SCHOLHAMER
	Name:	James P. Scholhamer
	Title:	Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

Date: May 5, 2023

	By:	/S/ SHERI SAVAGE
	Name:	Sheri Savage
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)