Form 10-Q
period 2023-06-30
Ultra Clean Holdings, Inc.
filed 2023-08-11
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Number of shares outstanding of the issuer’s common stock as of August 10, 2023: 44,803,608

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 30,
	2023	2022
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$320.8	$358.8
Accounts receivable, net of allowance for doubtful accounts of $0.9 and $1.5 at June 30, 2023 and December 30, 2022, respectively	178.6	253.7
Inventories	398.8	443.9
Prepaid expenses and other current assets	37.2	42.4
Total current assets	935.4	1,098.8
Property, plant and equipment, net	306.5	279.6
Goodwill	248.8	248.8
Intangible assets, net	176.5	187.9
Deferred tax assets, net	37.0	36.0
Operating lease right-of-use assets	128.3	99.0
Other non-current assets	11.2	10.8
Total assets	$1,843.7	$1,960.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$17.8	$20.8
Accounts payable	183.5	253.5
Accrued compensation and related benefits	40.0	52.5
Operating lease liabilities	17.6	17.1
Other current liabilities	35.4	45.3
Total current liabilities	294.3	389.2
Bank borrowings, net of current portion	467.1	493.0
Deferred tax liabilities	52.4	52.2
Operating lease liabilities	114.5	80.3
Other liabilities	9.2	9.2
Total liabilities	937.5	1,023.9
Commitments and contingencies (See Note 9)
Equity:
UCT stockholders’ equity:
Preferred stock — $0.001 par value, 10.0 authorized; none outstanding	—	—
Common stock — $0.001 par value, 90.0 authorized; 46.5 and 45.2 shares issued and 44.8 and 45.2 shares outstanding at June 30, 2023 and December 30, 2022, respectively	0.1	0.1
Additional paid-in capital	533.3	530.8
Common shares held in treasury, at cost, 1.7 and 0.9 shares at June 30, 2023 and December 30, 2022, respectively	(39.1)	(15.4)
Retained earnings	365.0	377.8
Accumulated other comprehensive loss	(9.5)	(5.4)
Total UCT stockholders' equity	849.8	887.9
Noncontrolling interests	56.4	49.1
Total equity	906.2	937.0
Total liabilities and equity	$1,843.7	$1,960.9

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2023	2022	2023	2022
(In millions, except per share amounts)
Revenues:
Product	$362.5	$532.0	$731.1	$1,018.9
Services	59.0	76.7	123.7	154.0
Total revenues	421.5	608.7	854.8	1,172.9
Cost of revenues:
Product	311.1	441.1	626.2	840.6
Services	42.3	49.2	87.5	100.1
Total cost revenues	353.4	490.3	713.7	940.7
Gross margin	68.1	118.4	141.1	232.2
Operating expenses:
Research and development	7.2	7.2	14.3	14.1
Sales and marketing	12.7	13.9	25.8	27.7
General and administrative	35.6	46.2	76.0	93.5
Net loss on divestitures	—	56.6	—	56.6
Total operating expenses	55.5	123.9	116.1	191.9
Income (loss) from operations	12.6	(5.5)	25.0	40.3
Interest income	0.8	0.1	1.3	0.2
Interest expense	(11.8)	(7.3)	(23.6)	(13.7)
Other income (expense), net	(1.5)	(0.3)	1.3	(0.4)
Income (loss) before provision for income taxes	0.1	(13.0)	4.0	26.4
Provision for income taxes	8.3	8.7	11.8	17.3
Net income (loss)	(8.2)	(21.7)	(7.8)	9.1
Less: Net income attributable to noncontrolling interests	1.2	3.4	5.0	6.3
Net income (loss) attributable to UCT	$(9.4)	$(25.1)	$(12.8)	$2.8

Net income (loss) per share attributable to UCT common stockholders:
Basic	$(0.21)	$(0.56)	$(0.29)	$0.06
Diluted	$(0.21)	$(0.56)	$(0.29)	$0.06
Shares used in computing net income (loss) per share:
Basic	44.7	45.2	44.8	45.1
Diluted	44.7	45.2	44.8	45.7

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2023	2022	2023	2022
(In millions)
Net income (loss)	(8.2)	(21.7)	(7.8)	9.1
Other comprehensive income (loss):
Change in cumulative translation adjustment, net of tax	0.4	(8.9)	(1.7)	(12.0)
Change in pension net actuarial gain, net of tax	(0.4)	—	(0.2)	—
Change in fair value of derivatives, net of tax	—	(1.4)	0.2	(1.1)
Total other comprehensive loss	—	(10.3)	(1.7)	(13.1)
Comprehensive loss	(8.2)	(32.0)	(9.5)	(4.0)
Comprehensive income, attributable to noncontrolling interests	2.2	3.4	7.4	6.3
Comprehensive loss attributable to UCT	(10.4)	(35.4)	(16.9)	(10.3)

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,	July 1,
	2023	2022
(In millions)
Cash flows from operating activities:
Net income (loss)	$(7.8)	$9.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18.2	20.0
Amortization of intangible assets	11.4	15.7
Stock-based compensation	4.7	10.1
Amortization of debt issuance costs	1.9	1.9
Gain on the disposal of assets	(0.4)	(0.1)
Deferred income taxes	(0.6)	1.1
Change in the fair value of financial instruments	(0.2)	(1.1)
Net loss on divestitures	—	56.6
Changes in assets and liabilities:
Accounts receivable	75.1	2.8
Inventories	45.1	(43.2)
Prepaid expenses and other current assets	5.2	(2.9)
Other non-current assets	(0.3)	(1.0)
Accounts payable	(62.6)	(55.8)
Accrued compensation and related benefits	(12.5)	4.6
Income taxes payable	(4.3)	(2.5)
Operating lease assets and liabilities	(2.9)	(2.3)
Other liabilities	(5.6)	1.3
Net cash provided by operating activities	64.4	14.3
Cash flows from investing activities:
Purchases of property, plant and equipment	(47.0)	(46.5)
Proceeds from sale of equipment, including insurance proceeds	0.5	0.4
Divestiture of subsidiaries	—	(0.3)
Net cash used in investing activities	(46.5)	(46.4)
Cash flows from financing activities:
Principal payments on bank borrowings	(30.9)	(10.5)
Repurchase of shares	(23.7)	—
Employees' taxes paid upon vesting of restricted stock units	(2.2)	(3.8)
Payments of dividends to a joint venture shareholder	(0.1)	(0.3)
Proceeds from bank borrowings	—	4.7
Proceeds from issuance of common stock	—	0.7
Net cash used in financing activities	(56.9)	(9.2)
Effect of exchange rate changes on cash and cash equivalents	1.0	(3.8)
Net decrease in cash and cash equivalents	(38.0)	(45.1)
Cash and cash equivalents at beginning of period	358.8	466.5
Cash and cash equivalents at end of period	320.8	$421.4
Supplemental cash flow information:
Income taxes paid, net of income tax refunds	$17.4	$16.5
Interest paid	$21.7	$13.8
Non-cash investing and financing activities:
Property, plant and equipment purchased included in accounts payable and other liabilities	$9.2	$4.4

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended
	June 30, 2023
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance March 31, 2023	44.8	$0.1	$534.3	1.4	$(29.6)	$374.4	$(8.5)	$870.7	$54.3	$925.0
Issuance under employee stock plans	0.4	—	—	—	—	—	—	—	—	—
Employees' taxes paid upon vesting of restricted stock units	(0.1)	—	(2.0)	—	—	—	—	(2.0)	—	(2.0)
Repurchase of shares	(0.3)	—	—	0.3	(9.5)	—	—	(9.5)	—	(9.5)
Stock-based compensation expense	—	—	1.0	—	—	—	—	1.0	—	1.0
Net income (loss)	—	—	—	—	—	(9.4)	—	(9.4)	1.2	(8.2)
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Other comprehensive income (loss)	—	—	—	—	—	—	(1.0)	(1.0)	1.0	—
Balance June 30, 2023	44.8	$0.1	$533.3	1.7	$(39.1)	$365.0	$(9.5)	$849.8	$56.4	$906.2

	Six Months Ended
	June 30, 2023
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance December 30, 2022	45.2	$0.1	$530.8	0.9	$(15.4)	$377.8	$(5.4)	$887.9	$49.1	$937.0
Issuance under employee stock plans	0.5	—	—	—	—	—	—	—	—	—
Employees' taxes paid upon vesting of restricted stock units	(0.1)	—	(2.2)	—	—	—	—	(2.2)	—	(2.2)
Repurchase of shares	(0.8)	—	—	0.8	(23.7)	—	—	(23.7)	—	(23.7)
Stock-based compensation expense	—	—	4.7	—	—	—	—	4.7	—	4.7
Net income (loss)	—	—	—	—	—	(12.8)	—	(12.8)	5.0	(7.8)
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Other comprehensive income (loss)	—	—	—	—	—	—	(4.1)	(4.1)	2.4	(1.7)
Balance June 30, 2023	44.8	$0.1	$533.3	1.7	$(39.1)	$365.0	$(9.5)	$849.8	$56.4	$906.2

	Three Months Ended
	July 1, 2022
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance April 1, 2022	45.0	$0.1	$520.5	0.6	$(3.3)	$365.3	$(3.0)	$879.6	$46.7	$926.3
Issuance under employee stock plans	0.5	—	0.7	—	—	—	—	0.7	—	0.7
Employees' taxes paid upon vesting of restricted stock units	(0.1)	—	(3.8)	—	—	—	—	(3.8)	—	(3.8)
Stock-based compensation expense	—	—	4.5	—	—	—	—	4.5	—	4.5
Net income (loss)	—	—	—	—	—	(25.1)	—	(25.1)	3.4	(21.7)
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Other comprehensive loss	—	—	—	—	—	—	(10.3)	(10.3)	—	(10.3)
Balance July 1, 2022	45.4	$0.1	$521.9	0.6	$(3.3)	$340.2	$(13.3)	$845.6	$49.9	$895.5

	Six Months Ended
	July 1, 2022
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance December 31, 2021	44.9	$0.1	$514.9	0.6	$(3.3)	$337.4	$(0.2)	$848.9	$43.8	$892.7
Issuance under employee stock plans	0.6	—	0.7	—	—	—	—	0.7	—	0.7
Employees' taxes paid upon vesting of restricted stock units	(0.1)	—	(3.8)	—	—	—	—	(3.8)	—	(3.8)
Stock-based compensation expense	—	—	10.1	—	—	—	—	10.1	—	10.1
Net income	—	—	—	—	—	2.8	—	2.8	6.3	9.1
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Other comprehensive loss	—	—	—	—	—	—	(13.1)	(13.1)	—	(13.1)
Balance July 1, 2022	45.4	$0.1	$521.9	0.6	$(3.3)	$340.2	$(13.3)	$845.6	$49.9	$895.5

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

Segments — The Financial Accounting Standards Board’s (“FASB”) guidance regarding disclosure about segments in an enterprise and related information establishes standards for the reporting by public business enterprises of information about reportable segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the manner in which management organizes the reportable segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision-maker is the Chief Executive Officer. The Company operates two reportable segments: Products and Services. The Company has three operating segments as of June 30, 2023 with two operating segments within the Products reportable segment and one operating segment within the Services reportable segment. See Note 15 of the Notes to the Condensed Consolidated Financial Statements.

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

The Company’s most significant customers (having individually accounted for 10% or more of revenues) and their related revenues as a percentage of total revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2023	2022	2023	2022
Lam Research Corporation	33.8%	41.0%	35.2%	39.1%
Applied Materials, Inc.	23.2	22.7	21.5	22.9
Total	57.0%	63.7%	56.7%	62.0%

Two customers’ accounts receivable balances, Lam Research Corporation and Applied Materials, Inc., were individually greater than 10% of accounts receivable as of June 30, 2023 and December 30, 2022, in the aggregate approximately 30.7% and 38.5% of total accounts receivable, respectively.

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

Leases — The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement and reassesses that conclusion if the arrangement is modified. When the Company determines the arrangement is a lease, or contains a lease, at lease inception, it then determines whether the lease is an operating lease or a finance lease. Operating and finance leases with lease terms of greater than one year result in the Company recording a right-of-use (“ROU”) asset and lease liability on its balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent its obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are initially recognized based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses the implicit interest rate if readily determinable or when the implicit interest rate is not readily determinable, the Company uses its incremental borrowing rate. The incremental borrowing rate is not a commonly quoted rate and is derived through a combination of inputs, including the Company’s credit rating and the impact of full collateralization. The incremental borrowing rate is based on the Company’s collateralized borrowing capabilities over a similar term of the lease payments. The Company utilizes the incremental borrowing rate based on bank loan rates at the respective locations for leases where appropriate and the consolidated group bank loan rate where the Company does not have local bank financings. The operating lease ROU asset also includes any lease payments made in advance and is reduced by any lease incentives. Specific lease terms used in computing the ROU assets and lease liabilities may include options to extend or terminate the lease when the Company believes it is reasonably certain that it will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Operating leases are included in operating lease ROU assets, other current liabilities, and long-term operating lease liabilities on the Company’s consolidated balance sheet. The Company’s finance leases at June 30, 2023 and December 30, 2022 were not significant.

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

Accounting Standards Recently Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The amendments are elective and are effective upon issuance. In December 2022, the FASB issued ASU 2022-06, “Topic 848: Deferral of the sunset date of Topic 848”, which defers the expiration date for Topic 848 from December 31, 2022 until December 31, 2024. In June 2023, the Company entered into a Fourth Amendment to the Credit Agreement to replace the LIBOR-based reference interest rate option with a reference interest option based upon Term Secured Overnight Financing Rate (“SOFR”) under the Credit Agreement. The Company applied practical expedients provided in Topic 848 allowing for the changes in contractual terms to be accounted for prospectively. These modifications had no significant impact on the Company’s Condensed Consolidated Financial Statements. See Note 6 for further discussion.

Accounting Standards Not Yet Adopted

Management has considered all recent accounting pronouncements and believes there is no accounting guidance issued but not yet effective that would be material to the Company’s condensed consolidated financial statements.

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

3. BALANCE SHEET INFORMATION

Inventories consisted of the following:

	June 30,	December 30,
(In millions)	2023	2022
Raw materials	$203.6	$230.4
Work in process	112.0	142.3
Finished goods	83.2	71.2
Total	$398.8	$443.9

The inventory write-downs are recorded on the basis of obsolete inventory or specific identified inventory in excess of estimated usage.

Property, plant and equipment, net, consisted of the following:

	Useful Life	June 30,	December 30,
(In millions)	(In years)	2023	2022
Land	n/a	$2.9	$3.0
Buildings	50	57.0	58.6
Leasehold improvements	*	86.0	81.3
Machinery and equipment	5-10	172.0	152.5
Computer equipment and software	3-10	75.0	68.3
Furniture and fixtures	5	5.5	5.1
		398.4	368.8
Accumulated depreciation		(162.5)	(146.0)
Construction in progress		70.6	56.8
Total		$306.5	$279.6

* Lesser of estimated useful life or remaining lease term

4. FAIR VALUE

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

		Fair Value Measurement at
		Reporting Date Using
Description	June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Prepaid expenses and other current assets:
Forward contracts	$0.9	$—	$0.9	$—
Other non-current assets:
Plan assets	$1.4	$—	$—	$1.4
Other liabilities:
Pension obligation	$1.5	$—	$—	$1.5

		Fair Value Measurement at
		Reporting Date Using
Description	December 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Prepaid expenses and other current assets:
Forward contracts	$0.3	$—	$0.3	$—
Other non-current assets:
Plan assets	$2.2	$—	$—	$2.2
Other liabilities:
Pension obligation	$1.6	$—	$—	$1.6

The estimated fair value of foreign currency forward contracts is based upon quoted market prices obtained from independent pricing services for similar derivative contracts and these financial instruments are characterized as Level 2 assets in the fair value hierarchy.

The estimated fair value of pension obligation is based on expected years of service and average compensation. The valuation model used to value pension obligation utilizes mortality rate, inflation, interest rate risks and changes in the life expectancy for pensioners. These assumptions are routinely made in the appraisal process by the independent actuary resulting in a Level 3 classification. As of June 30, 2023, the Company's aggregate pension benefit obligations was $9.8 million and the fair value of the pension plan assets was $9.7 million. The underfunded pension benefit obligations was $0.1 million. The Company recognizes the overfunded or underfunded status of defined benefit pension plans, measured as the difference between the fair value of the plan assets and the benefit obligation. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability.

There were no transfers from Level 1 or Level 2. Fair value adjustments were noncash, and therefore did not impact the Company’s liquidity or capital resources. Qualitative information about Level 3 fair value measurements is as follows:

(Dollars in millions, except rate/multiple)	June 30, 2023	Valuation Techniques	Unobservable Input	Rate/ Multiple
Pension obligation, net	$(0.1)	Projected unit credit method	Discount rate	4.7% - 5.2%
			Rate on return	4.7% - 4.9%
			Salary increase rate	2.0% - 3.0%

Following is a summary of the Level 3 activity:

(In millions)	Plan assets	Pension Obligation
As of December 30, 2022	$2.2	$(1.6)
Benefits, payments and other adjustments	(0.8)	0.1
As of June 30, 2023	$1.4	$(1.5)

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

During the three and six months ended June 30, 2023, there were no changes to the Company's reporting units, and the Company did not recognize any impairment charges or additions to goodwill. Details of aggregate goodwill of the Company are as follows:

(In millions)	Products	Services	Total
Balance at June 30, 2023	$175.3	$73.5	$248.8

Intangible Assets

Intangible assets are generally recorded in connection with a business acquisition. The Company evaluates the useful lives of its intangible assets each reporting period to determine whether events and circumstances require revising the remaining period of amortization. In addition, the Company reviews indefinite-lived intangible assets for impairment when events or changes in circumstances indicate their carrying value may not be recoverable and tests definite lived intangible assets at least annually for impairment. Management considers such indicators as significant differences in product demand from the estimates, changes in the competitive and economic environment, technological advances, and changes in cost structure.

Details of intangible assets were as follows:

		As of June 30, 2023			As of December 30, 2022
		Gross			Gross
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(Dollars in millions)	(In years)	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	6 - 10	$172.0	$(89.3)	$82.7	$172.0	$(81.8)	$90.2
Tradename	4 - 6*	32.5	(21.5)	11.0	32.5	(20.9)	11.6
Intellectual property/know-how	7 - 15	37.7	(16.9)	20.8	37.7	(15.7)	22.0
Recipes	20	73.2	(17.7)	55.5	73.2	(15.8)	57.4
Standard operating procedures	20	8.6	(2.1)	6.5	8.6	(1.9)	6.7
Total		$324.0	$(147.5)	$176.5	$324.0	$(136.1)	$187.9

* The Company concluded that the asset life of UCT tradename of $9.0 million is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The Company amortizes its intangible assets on a straight-line or accelerated basis over the estimated economic life of the assets. Amortization expense was approximately $5.5 million and $11.4 million for the three and six months ended June 30, 2023, respectively and $7.7 million and $15.7 million for the three and six months ended July 1, 2022, respectively. Amortization expense related to recipes, standard operating procedures and certain intellectual property/know-how is charged to cost of revenues and the remainder is charged to general and administrative expense. As of June 30, 2023, future estimated amortization expense is expected to be as follows:

Amortization
(In millions)	Expense
2023 (remaining in year)	$11.1
2024	21.9
2025	19.9
2026	19.0
2027	18.7
Thereafter	76.9
Total	$167.5

6. BORROWING ARRANGEMENTS

On March 31, 2021, the Company entered into a Second Amendment (the “Second Amendment”), to the credit agreement dated as of August 27, 2018 and amended as of October 1, 2018 (as amended by the Second Amendment, the “Credit Agreement”) to, among other things, (i) refinance and reprice $272.8 million of existing term B borrowings that will remain outstanding and (ii) obtain a $355.0 million senior secured incremental term loan B facility ((i) and (ii) collectively the “Term Loan”) with Barclays Bank, which increased the amount of term loan indebtedness outstanding under the Company’s Credit Facilities.

The Term Loan has a maturity date of August 27, 2025. The Company pays monthly interest payments in arrears and quarterly principal payments of 0.625% of the outstanding principal balance as of March 31, 2021, with the remaining principal paid upon maturity.

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

The revolving credit facility has an available commitment of $150.0 million and a maturity date of February 27, 2025. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. Outstanding letters of credit reduce the availability of the revolving credit facility and, as of June 30, 2023, the Company had $146.2 million, net of $3.8 million of outstanding letters of credit, available under this revolving credit facility.

The letter of credit facility has an available commitment of $65.0 million and a maturity date of February 27, 2025. The Company pays a quarterly fee in arrears equal to 2.5% (subject to certain adjustments to the Term Loan) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of June 30, 2023, the Company had $3.8 million of outstanding letters of credit and $61.2 million of available commitments remaining under the letter of credit facility.

On June 29, 2023, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement to replace the LIBOR-based reference interest rate option with a reference interest option based upon Term SOFR under the Credit Agreement.

Under the Credit Facilities, the Company may elect that the Term Loan bear interest at a rate per annum equal to either (a) “ABR” (as defined in the Credit Agreement), plus the applicable margin or (b) the “Eurodollar Rate” (as defined in the Credit Agreement), based on SOFR, plus the applicable margin. The applicable margin for the Term Loan is equal to a rate per annum to either (i) at any time that the Company’s corporate family rating is Ba3 (with a stable outlook) or higher from Moody’s and BB- (with a stable outlook) or higher from S&P, (x) 3.50% for such Eurodollar term loans and (y) 2.50% for such ABR term loans or (ii) at all other times, (x) 3.75% for such Eurodollar term loans and (y) 2.75% for such ABR term loans. Interest on the Term Loan is payable on (1) in the case of such ABR term loans, the last day of each calendar quarter and (2) in the case of such Eurodollar term loans, the last day of each relevant interest period and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period. On March 29, 2021, the Company elected that the Term Loan outstanding as of March 31, 2021 accrue interest based on the “Eurodollar Rate” for an initial interest period of one month.

At June 30, 2023, the Company had an outstanding amount under the Term Loan of $487.1 million, gross of unamortized debt issuance costs of $8.2 million. As of June 30, 2023, the interest rate on the outstanding Term Loan was 8.9%.

The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. As of June 30, 2023, the Company was in default on the Credit Agreement related to the revolving credit facility due to the Company’s failure to satisfy a certain financial covenant under the Credit Agreement. On July 27, 2023, the Company entered into a Fifth Amendment (“Amended Credit Agreement”) to provide the Company with certain relief under the consolidated fixed charge coverage ratio and consolidated total gross leverage ratio maintenance covenants described in the Credit Agreement (the “Financial Covenant Adjustments”), which are applicable only to the revolving credit facility portion of its credit facilities. The Financial Covenant Adjustments are effective during the period commencing with the fiscal period ended June 30, 2023, through to the fiscal period ending December 31, 2024, subject to certain anti-cash hoarding and minimum liquidity requirements during such period. At the election of the Company, and subject to demonstrating compliance with certain financial ratio tests, the Financial Covenant Adjustments may terminate earlier than December 31, 2024. Upon termination of the Financial Covenant adjustments, such financial maintenance covenants will revert to the levels set forth in the existing Credit Agreement and the anti-cash hoarding and minimum liquidity requirements will no longer be applicable. The Company currently has no revolving loans outstanding under the Credit Agreement. As of June 30, 2023, the Company was in compliance with the financial covenants contained within the Amended Credit Agreement.

The Company has a credit agreement with a local bank in the Czech Republic that provides for a revolving credit facility in the aggregate of up to 7.0 million euros (approximately $7.6 million). As of June 30, 2023, no debt was outstanding under this revolving credit facility.

Fluid Solutions has credit facilities with various financial institutions in Israel that provides borrowing up to $18.5 million. As of June 30, 2023, Fluid Solutions had a $6.0 million outstanding balance under these facilities with average interest rate ranges from 7.3% to 8.2%.

As of June 30, 2023, the Company’s total bank debt was $484.9 million, net of unamortized debt issuance costs of $8.2 million. As of June 30, 2023, the Company had $146.2 million, $12.5 million, and $7.6 million available to draw from its credit facilities in the U.S., Israel and Czech Republic, respectively.

The fair value of the Company’s long-term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The Company’s carrying value approximates fair value for the Company’s long-term debt.

7. INCOME TAX

The Company's effective tax rate was 8300% and (66.9%) for the three months ended June 30, 2023 and July 1, 2022, respectively, and 295.0% and 65.5% for the six months ended June 30, 2023 and July 1, 2022, respectively. The 8300% effective tax rate for the three month period ended June 30, 2023 is primarily driven by foreign tax expense over a near breakeven pre-tax profit for the period. The Company’s income tax provision was $8.3 million and $8.7 million for the three months ended June 30, 2023 and July 1, 2022, respectively, and $11.8 and $17.3 million for the six months ended June 30, 2023 and July 1, 2022, respectively. The change in respective tax rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full federal and state valuation allowances.

Company management continuously evaluates the need for a valuation allowance and, as of June 30, 2023, concluded that a full valuation allowance on its U.S. federal and state and certain of its foreign deferred tax assets was still appropriate.

As of June 30, 2023 and July 1, 2022, the Company’s gross liability for unrecognized tax benefits, excluding interest, was $2.7 million and $1.7 million, respectively. Increases or decreases to interest and penalties on uncertain tax positions are included in the income tax provision in the Condensed Consolidated Statements of Operations. Although it is possible that some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

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

As of June 30, 2023 , the benefit obligation of the plan was $9.8 million and the fair value of the benefit plan assets was $9.7 million which are invested in several fixed deposit accounts with financial institutions. As of June 30, 2023, the underfunded balance of the plans of $0.1 million has been recorded by the Company and is included in other liabilities. Amounts recognized in accumulated other comprehensive loss for the three and six months ended June 30, 2023 were $0.4 million and $0.2 million, respectively. The Company and its subsidiaries contributed $0.1 million during the three and six months ended June 30, 2023. During the three and six months ended July 1, 2022, there were no amounts recognized in accumulated other comprehensive loss and the Company and its subsidiaries made immaterial contributions to the plans.

As of June 30, 2023, the Company's future estimated payment obligations for the respective fiscal years are as follows:

Employee Savings and Retirement Plan

(In millions)
2023	$—
2024	1.0
2025	2.0
2026	1.0
2027	1.1
Thereafter	5.4
Total	$10.5

The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all U.S. employees who meet certain eligibility requirements. Participants could elect to contribute to the 401(k) Plan, on a pre-tax basis, up to 25% of their salary to a maximum of the IRS limit. The Company matches 50.0% of each employee's contribution, up to a maximum of 6% of the employee's eligible earnings. The Company made $0.8 million and $1.6 million discretionary employer contributions to the 401(k) Plan for the three and six months ended June 30, 2023 and $0.7 million and $1.6 million for the three and six months ended July 1, 2022.

9. COMMITMENTS AND CONTINGENCIES

Commitment

The Company had commitments to various third parties to purchase inventories totaling approximately $523.4 million as of June 30, 2023.

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

10. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

Treasury Stock

On October 20, 2022, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $150.0 million of the Company’s common stock over a three-year period. For the three and six months ended June 30, 2023, approximately 0.3 million and 0.8 million shares were repurchased under this program with an aggregate cost of $9.5 million and $23.7 million, respectively. As of June 30, 2023, 1.1 million shares had been repurchased under the program and they are held in treasury stock. The Company records treasury stock using the cost method. The Company may reissue these treasury shares as part of its stock-based compensation programs.

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

The following table shows the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In millions)	2023	2022	2023	2022
Cost of revenues (1)	$0.3	$0.5	$0.6	$1.0
Research and development	0.1	0.1	0.1	0.2
Sales and marketing	0.3	0.3	0.7	0.6
General and administrative	0.3	3.6	3.3	8.3
Total stock-based compensation	$1.0	$4.5	$4.7	$10.1
(1)
Stock-based compensation expense capitalized in inventory for the three and six months ended June 30, 2023 and July 1, 2022 were immaterial.

For the three and six months ended June 30, 2023, 0.5 million and 0.6 million RSUs were granted with a weighted average fair value of $28.29 and $28.31 per share, respectively, and for the three and six months ended July 1, 2022, 0.4 million and 0.5 million RSUs were granted with a weighted average fair value of $31.93 and $33.49 per share, respectively.

For the three and six months ended June 30, 2023, 145.0 thousand PSUs were granted and 98.0 thousand PSUs were granted for the three and six months ended July 1, 2022.

For the three and six months ended June 30, 2023, 37.0 thousand RSAs were granted and 25.9 thousand RSAs were granted for the three and six months ended July 1, 2022.

The following table summarizes the Company’s combined RSU, PSU and RSA activity for the six months ended June 30, 2023 (in millions):

		Aggregate
	Number of	Intrinsic
	Shares	Value
Unvested restricted stock units and restricted stock awards at December 30, 2022	1.1	$37.6
Granted	0.8
Vested	(0.5)
Forfeited	—
Unvested restricted stock units and restricted stock awards at June 30, 2023	1.4	$52.4
Vested and expected to vest restricted stock units and restricted stock awards	1.4	$52.4

As of June 30, 2023, approximately $29.8 million of unrecognized stock-based compensation cost related to employee and director awards remains to be amortized on a straight-line basis over a weighted average period of 2.24 years, and will be adjusted for subsequent changes in future grants. The total unamortized expense of the Company’s unvested RSAs as of June 30, 2023 was $0.9 million.

Under the current PSU program, which was effective beginning fiscal 2021, performance goals are set at the time of grant and performance is reviewed at the end of a three-year period. The percentage to be applied to each participant’s target award ranges from zero to 200%, based upon the extent to which the financial performance goals are achieved. If specific performance threshold levels for the financial goals are met on an annual basis, the amount earned for that element will be applied to one-third of the participant’s PSU award granted to determine the number of total units earned.

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

No shares were issued under the ESPP during the three and six months ended June 30, 2023. The Company recorded $0.1 million of expense related to ESPP for the three and six months ended June 30, 2023. During the three and six months ended July 1, 2022, 24.4 thousand shares were issued and $0.3 million of expense was recorded.

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

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value-add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Certain of our customers may receive cash-based incentives, such as rebates or credits, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. As of June 30, 2023 and December 30, 2022, an accrual for unpaid customer rebates of $3.2 million and $3.8 million, respectively, was included in accounts receivable on the Company’s Condensed Consolidated Balance Sheet. The Company's disaggregated revenues are apportioned by segments within the Company’s Condensed Consolidated Statement of Operations.

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

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2023	2022	2023	2022
Singapore	$138.9	$237.0	291.1	447.5
United States	134.1	193.2	$267.9	$374.6
Austria	31.3	28.7	61.8	57.1
South Korea	22.7	45.4	50.0	87.0
China	30.9	27.8	54.1	56.4
Taiwan	21.6	28.8	40.5	49.5
Israel	4.2	1.6	9.3	8.3
Malaysia	4.5	10.6	7.3	25.0
Others	33.3	35.6	72.8	67.5
Total	$421.5	$608.7	$854.8	$1,172.9

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

The components of lease expense were summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(Dollars in millions)	2023	2022	2023	2022
Operating lease cost	$6.4	$5.9	$12.4	$11.0
Short-term lease cost	1.2	0.3	1.7	1.0
Sublease income	(0.1)	—	(0.2)	—
Total lease cost	$7.5	$6.2	$13.9	$12.0

Operating cash flows used in operating leases	$6.3	$5.9	$12.0	$11.1
Weighted-average remaining lease term – operating leases			9.4	3.4
Weighted-average discount rate – operating leases			6.1%	4.8%

Future minimum payments under operating leases as of June 30, 2023 were summarized as follows:

(In millions)	Operating Leases
2023 (remaining in year)	$13.0
2024	23.1
2025	19.5
2026	16.0
2027	15.8
Thereafter	92.6
Total minimum lease payments	180.0
Less: imputed interest	(47.9)
Lease liability	$132.1

14. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In millions, except share amounts)	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to UCT	$(9.4)	$(25.1)	$(12.8)	$2.8
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	44.7	45.2	44.8	45.1
Shares used in computation — diluted:
Weighted average common shares outstanding	44.7	45.2	44.8	45.1
Dilutive effect of common shares outstanding subject to repurchase	—	—	—	0.6
Shares used in computing diluted net income (loss) per share	44.7	45.2	44.8	45.7
Net income (loss) per share attributable to UCT — basic	$(0.21)	$(0.56)	$(0.29)	$0.06
Net income (loss) per share attributable to UCT — diluted	$(0.21)	$(0.56)	$(0.29)	$0.06

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

Segment Data

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In millions)	2023	2022	2023	2022
Revenues:
Products	$362.5	$532.0	$731.1	$1,018.9
Services	59.0	76.7	123.7	154.0
Total segment revenues	$421.5	$608.7	$854.8	$1,172.9

Gross margin:
Products	$51.4	$90.9	$104.9	$178.3
Services	16.7	27.5	36.2	53.9
Total segment gross margin	$68.1	$118.4	$141.1	$232.2

Income (loss) from operations:
Products	$10.8	$(14.4)	$19.5	$23.3
Services	1.8	8.9	5.5	17.0
Total segment income (loss) from operations	$12.6	$(5.5)	$25.0	$40.3

			June 30,	December 30,
(In millions)			2023	2022
Assets
Products			$1,550.9	$1,650.2
Services			292.8	310.7
Total segment assets			$1,843.7	$1,960.9

As of June 30, 2023, approximately $128.7 million and $81.4 million of the Company’s net long-lived assets were located in Asia Pacific and EMEA, respectively, and the remaining balances were located in the United States. At December 30, 2022, approximately $129.1 million and $76.2 million of the Company’s net long-lived assets were located in Asia Pacific and EMEA, respectively, and the remaining balances were located in the United States.

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

Over the long term, we believe the semiconductor market we serve will continue to grow due to multi-year industry demand from a broad range of drivers, such as new CPU architectures that enable higher performance servers necessary for cloud, artificial intelligence (“AI”) and machine learning applications. We also believe that semiconductor original equipment manufacturers (“OEM”) are increasingly relying on partners like UCT to fulfill their expanding capacity requirements. Additionally, our Services business is benefiting as device manufacturers rely on precision cleaning and coating to achieve ever more advanced devices.

Critical Accounting Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure at the date of our Condensed Consolidated Financial Statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to inventories, income taxes, business combinations and goodwill, intangible assets and long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We consider certain accounting policies related to revenue recognition, inventory valuation, accounting for income taxes, business combinations, valuation of goodwill, intangible assets and long-lived assets to be critical policies due to the estimates and judgments involved in each.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest December 31. Fiscal year 2023 is a 52-week period ending December 29, 2023, and fiscal year 2022 was a 52-week period ended December 30, 2022. The fiscal quarters ended June 30, 2023 and July 1, 2022 were both 13-week periods.

Discussion of Results of Operations for the Three and Six months ended June 30, 2023 Compared to the Three and Six months ended July 1, 2022

Revenues

	Three Months Ended			Six Months Ended
Revenues by Segment	June 30,	July 1,	Percent	June 30,	July 1,	Percent
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Products	$362.5	$532.0	(31.9)%	$731.1	$1,018.9	(28.2)%
Services	59.0	76.7	(23.1)%	123.7	154.0	(19.7)%
Total revenues	$421.5	$608.7	(30.8)%	$854.8	$1,172.9	(27.1)%
Products as a percentage of total revenues	86.0%	87.4%		85.5%	86.9%
Services as a percentage of total revenues	14.0%	12.6%		14.5%	13.1%

Total Products and Services revenues decreased in the three and six months ended June 30, 2023, compared to the same periods in the prior year, primarily due to a weakened demand in the semiconductor industry driven largely by macroeconomic and geopolitical factors.

	Three Months Ended			Six Months Ended
Revenues by Geography	June 30,	July 1,	Percent	June 30,	July 1,	Percent
(Dollars in millions)	2023	2022	Change	2023	2022	Change
United States	$134.1	$193.2	(30.6)%	$267.9	$374.6	(28.5)%
International	287.4	415.5	(30.8)%	586.9	798.3	(26.5)%
Total revenues	$421.5	$608.7	(30.8)%	$854.8	$1,172.9	(27.1)%
United States as a percentage of total revenues	31.8%	31.7%		31.3%	31.9%
International as a percentage of total revenues	68.2%	68.3%		68.7%	68.1%

On a geographic basis, revenues represent products that were shipped or services that were performed at our U.S. and international locations. For the three and six months period ended June 30, 2023, both U.S. and international revenues decreased, compared to the same periods in the prior year, primarily as a result of the global decline in semiconductor industry demand.

Cost of Revenues

	Three Months Ended			Six Months Ended
Cost of revenues by Segment	June 30,	July 1,	Percent	June 30,	July 1,	Percent
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Products	$311.1	$441.1	(29.5)%	$626.2	$840.6	(25.5)%
Services	42.3	49.2	(14.0)%	87.5	100.1	(12.6)%
Total Cost of revenues	$353.4	$490.3	(27.9)%	$713.7	$940.7	(24.1)%
Products cost as a percentage of total Products revenues	85.8%	82.9%		85.7%	82.5%
Services cost as a percentage of total Services revenues	71.7%	64.1%		70.7%	65.0%

Total cost of revenues decreased for the three and six months ended June 30, 2023 compared to the same periods in the prior year, due to lower demand for both Products and Services driven by reduced spending within the semiconductor industry globally.

Cost of Products revenues consists of purchased materials, direct labor and manufacturing overhead. Cost of Products revenues decreased $130.0 million and $214.4 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year, due to lower volume of sales driving decreased material costs, lower direct labor spending and lower freight costs.

Cost of Services revenues consists of direct labor, manufacturing overhead and materials (such as chemicals, gases and consumables). Cost of Services revenues decreased $6.9 million and $12.6 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year, driven by lower volumes of service orders, resulting in decrease in labor costs (the largest component of Cost of Services) and lower material costs.

In both segments, higher costs of revenue as a percent of revenue increased as certain fixed costs remain regardless of volume.

Gross Margin

	Three Months Ended			Six Months Ended
Gross Profit by Segment	June 30,	July 1,	Percent	June 30,	July 1,	Percent
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Products	$51.4	$90.9	(43.5)%	$104.9	$178.3	(41.2)%
Services	16.7	27.5	(39.3)%	36.2	53.9	(32.8)%
Gross profit	$68.1	$118.4	(42.5)%	$141.1	$232.2	(39.2)%
Gross Margin by Segment
Products	14.2%	17.1%		14.3%	17.5%
Services	28.3%	35.9%		29.3%	35.0%
Total Company	16.2%	19.5%		16.5%	19.8%

Products and Services gross profit and gross margin decreased for the three and six months ended June 30, 2023, compared to the same periods in the prior year, due to lower factory utilization.

Operating Margin

	Three Months Ended			Six Months Ended
Operating Profit (Loss) by Segment	June 30,	July 1,	Percent	June 30,	July 1,	Percent
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Products	$10.8	$(14.4)	175.0%	$19.5	$23.3	(16.3)%
Services	1.8	8.9	(79.8)%	5.5	17.0	(67.6)%
Operating profit (loss)	$12.6	$(5.5)	329.1%	$25.0	$40.3	(38.0)%
Operating Margin by Segment
Products	3.0%	-2.7%		2.7%	2.3%
Services	3.1%	11.6%		4.4%	11.0%
Total Company	3.0%	-0.9%		2.9%	3.4%

Operating profit and operating margin of Products increased for the three months period ended June 30, 2023, compared to the same period in the prior year, primarily due to the absence of losses from divestitures partially offset by lower business volumes and customer demands in the second quarter of fiscal year 2023. Operating profit of Products decreased while operating margin increased for the six months period ended June 30, 2023, compared to the same period in the prior year, primarily due to decreases in business volumes and customer demands offset partially by the absence of net loss on divestitures.

Operating profit and operating margin of Services decreased for the three and six months period ended June 30, 2023, compared to the same periods in the prior year, primarily due to the lower gross profit resulting from reduced customer demand.

Research and Development

	Three Months Ended			Six Months Ended
	June 30,	July 1,	Percent	June 30,	July 1,	Percent
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Research and development	$7.2	$7.2	0.0%	$14.3	$14.1	1.4%
Research and development as a percentage of total revenues	1.7%	1.2%		1.7%	1.2%

Research and development expenses were generally consistent in the three and six months ended June 30, 2023, compared to the same periods in the prior year.

Sales and Marketing

	Three Months Ended			Six Months Ended
	June 30,	July 1,	Percent	June 30,	July 1,	Percent
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Sales and marketing	$12.7	$13.9	(8.6)%	$25.8	$27.7	(6.9)%
Sales and marketing as a percentage of total revenues	3.0%	2.3%		3.0%	2.4%

Sales and marketing expense decreased during the three and six month periods ended June 30, 2023, as compared to the same periods in the prior year, due to the decrease in compensation costs and related employee benefits.

General and Administrative

	Three Months Ended			Six Months Ended
	June 30,	July 1,	Percent	June 30,	July 1,	Percent
(Dollars in millions)	2023	2022	Change	2023	2022	Change
General and administrative	$35.6	$46.2	(22.9)%	$76.0	$93.5	(18.7)%
General and administrative as a percentage of total revenues	8.4%	7.6%		8.9%	8.0%

General and administrative expenses decreased $10.6 million and $17.5 million in the three and six month periods ended June 30, 2023, compared to the same periods in the prior year, primarily driven by decreases in amortization of intangible assets acquired through business combinations, in employee-related compensation expense and in spending for certain third party professional services.

Net Loss on Divestitures

In 2022, the Company sold four of its non-semiconductor operating subsidiaries of Fluid Solutions. As a result of these divestitures, the Company recorded a loss of $56.6 million which was recorded in the Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2022.

Interest and Other Income (Expense), net

	Three Months Ended			Six Months Ended
	June 30,	July 1,	Percent	June 30,	July 1,	Percent
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Interest income	$0.8	$0.1	700.0%	$1.3	$0.2	550.0%
Interest expense	$(11.8)	$(7.3)	61.6%	$(23.6)	$(13.7)	72.3%
Other income (expense), net	$(1.5)	$(0.3)	400.0%	$1.3	$(0.4)	425.0%

Interest expense increased $4.5 million and $9.9 million in the three and six months ended June 30, 2023 compared to the same periods in the prior year, due primarily to higher interest rates.

Other expense, net, increased $1.2 million in the three months period ended June 30, 2023, compared to the same period in the prior year, due to a loss from fair value adjustments partially offset by favorable foreign exchange transactions and remeasurements as the U.S. dollar strengthened in the current period. Other income, net, increased $1.7 million in the six month period ended June 30, 2023, compared to the same period in the prior year, due to foreign exchange transactions and remeasurements as the U.S. dollar strengthened in the current period.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	June 30,	July 1,	Percent	June 30,	July 1,	Percent
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Provision for income taxes	$8.3	$8.7	(4.6)%	$11.8	$17.3	(31.8)%
Effective tax rate	8300.0%	-66.9%		295.0%	65.5%

The increase in the effective tax rate for the three and six month periods ended June 30, 2023 compared to the same periods in the prior year is primarily attributable to changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full federal and state valuation allowances.

Company management continuously evaluates the need for a valuation allowance on its deferred tax assets and, as of June 30, 2023, concluded that a full valuation allowance on its federal, state and certain of its foreign deferred tax assets remained appropriate.

Liquidity and Capital Resources

Cash and cash Equivalents

The following table summarizes our cash and cash equivalents:

	June 30,	December 30,
(In millions)	2023	2022	Decrease
Total cash and cash equivalents	$320.8	$358.8	$(38.0)

The following table summarizes the Condensed Consolidated Statements of Cash Flow information:

	Six Months Ended
	June 30,	July 1,
(In millions)	2023	2022
Operating activities	$64.4	$14.3
Investing activities	(46.5)	(46.4)
Financing activities	(56.9)	(9.2)
Effects of exchange rate changes on cash and cash equivalents	1.0	(3.8)
Net decrease in cash and cash equivalents	$(38.0)	$(45.1)

Our primary cash inflows and outflows were as follows:

•
For the six months ended June 30, 2023, we generated cash from operating activities of $64.4 million compared to $14.3 million for the six months ended July 1, 2022. The $50.1 million increase in net cash from operating activities was driven by a $136.2 favorable change in net working capital offset in part by a $69.2 million decrease from non-cash items and by a $16.9 million decrease in net income.
•
The major contributors in net changes in operating assets and liabilities for the six months ended June 30, 2023 were as follows:
o
Accounts receivable decreased $75.1 million primarily due to the timing of shipments and collections, inventories and prepaid expenses decreased $45.1 million and $5.2 million, respectively.
o
Accounts payable decreased $62.6 million, income taxes payable decreased $4.3 million and accrued compensation and related benefits increased $12.5 million, primarily due to the timing of payments.
•
Net cash used in investing activities during the six months ended June 30, 2023 and July 1, 2022 consisted primarily of $47.0 million and $46.5 million purchases of property, plant and equipment, respectively.
•
During the six months ended June 30, 2023, cash used in financing activities was $56.9 million, compared to cash used in financing activities of $9.2 million in the six months ended July 1, 2022. The change is due to $20.4 million higher principal payments on bank borrowings and to $23.7 million cash used in our share repurchase program initiated in the fourth quarter of fiscal year 2022.

We believe we have sufficient capital to fund our working capital needs, satisfy our debt obligations, maintain our existing capital equipment, purchase new capital equipment and make strategic acquisitions from time to time. As of June 30, 2023, we had cash of $320.8 million compared to $358.8 million as of December 30, 2022. Our cash and cash equivalents, cash generated from operations, and amounts available under our revolving line of credit described below were our principal sources of liquidity as of June 30, 2023.

Fluid Solutions has an existing factoring arrangement with a financial institution in which a portion of its accounts receivable are sold on a non-recourse basis. For the six months ended June 30, 2023, Fluid Solutions factored $7.9 million under this arrangement.

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

As of June 30, 2023, we have cash of approximately $222.3 million in our foreign subsidiaries. It is not practicable to determine the tax liability that might be incurred if the undistributed earnings of these foreign subsidiaries were to be distributed. For undistributed earnings of foreign subsidiaries which are not considered indefinitely reinvested, deferred taxes have been accrued.

Borrowing Arrangements

The following table summarizes our borrowings:

	June 30,
	2023
(Dollars in millions)	Amount	Weighted- Average Interest Rate
U.S. Term Loan	$487.1	8.6%
Fluid Solutions Debt Facilities	6.0	4.3%
Debt issuance costs	(8.2)
	$484.9

On March 31, 2021, the Company entered into a Second Amendment (the “Second Amendment”), to the credit agreement dated as of August 27, 2018 and amended as of October 1, 2018 (as amended by the Second Amendment, the “Credit Agreement”) to, among other things, (i) refinance and reprice $272.8 million of existing term B borrowings that will remain outstanding and (ii) obtain a $355.0 million senior secured incremental term loan B facility ((i) and (ii) collectively the “Term Loan”) with Barclays Bank, which increased the amount of term loan indebtedness outstanding under the Company’s Credit Facilities.

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

The revolving credit facility has an available commitment of $150.0 million and a maturity date of February 27, 2025. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. Outstanding letters of credit reduce the availability of the revolving credit facility and, as of June 30, 2023, the Company had $146.2 million, net of $3.8 million of outstanding letters of credit, available under this revolving credit facility.

The letter of credit facility has an available commitment of $65.0 million and a maturity date of August 27, 2025. The Company pays a quarterly fee in arrears equal to 2.5% (subject to certain adjustments to the Term Loan) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of June 30, 2023, the Company had $3.8 million of outstanding letters of credit and $61.2 million of available commitments remaining under the letter of credit facility.

On June 29, 2023, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement to replace the LIBOR-based reference interest rate option with a reference interest option based upon Term SOFR under the Credit Agreement.

Under the Credit Facilities, the Company may elect that the Term Loan bear interest at a rate per annum equal to either (a) “ABR” (as defined in the Credit Agreement), plus the applicable margin or (b) the “Eurodollar Rate” (as defined in the Credit Agreement), based on SOFR, plus the applicable margin. The applicable margin for the Term Loan is equal to a rate per annum to either (i) at any time that the Company’s corporate family rating is Ba3 (with a stable outlook) or higher from Moody’s and BB- (with a stable outlook) or higher from S&P, (x) 3.50% for such Eurodollar term loans and (y) 2.50% for such ABR term loans or (ii) at all other times, (x) 3.75% for such Eurodollar term loans and (y) 2.75% for such ABR term loans. Interest on the Term Loan is payable on (1) in the case of such ABR term loans, the last day of each calendar quarter and (2) in the case of such Eurodollar term loans, the last day of each relevant interest period and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period. On March 29, 2021, the Company elected that the Term Loan outstanding as of March 31, 2021 accrue interest based on the “Eurodollar Rate” for an initial interest period of one month. At June 30, 2023, the Company had an outstanding amount under the Term Loan of $487.1 million, gross of unamortized debt issuance costs of $8.2 million. As of June 30, 2023, the interest rate on the outstanding Term Loan was 8.9%.

The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. As of June 30, 2023, the Company was in default on the Credit Agreement related to the revolving credit facility due to the Company’s failure to satisfy a certain financial covenant under the Credit Agreement. On July 27, 2023, the Company entered into a Fifth Amendment (“Amended Credit Agreement”) to provide the Company with certain relief under the consolidated fixed charge coverage ratio and consolidated total gross leverage ratio maintenance covenants described in the Credit Agreement (the “Financial Covenant Adjustments”), which are applicable only to the revolving credit facility portion of its credit facilities. The Financial Covenant Adjustments are effective during the period commencing with the fiscal period ended June 30, 2023, through to the fiscal period ending December 31, 2024, subject to certain anti-cash hoarding and minimum liquidity requirements during such period. At the election of the Company, and subject to demonstrating compliance with certain financial ratio tests, the Financial Covenant Adjustments may terminate earlier than December 31, 2024. Upon termination of the Financial Covenant adjustments, such financial maintenance covenants will revert to the levels set forth in the existing Credit Agreement and the anti-cash hoarding and minimum liquidity requirements will no longer be applicable. The Company currently has no revolving loans outstanding under the Credit Agreement. As of June 30, 2023, the Company was in compliance with the financial covenants contained within the Amended Credit Agreement.

The Company has a credit agreement with a local bank in the Czech Republic that provides for a revolving credit facility in the aggregate of up to 7.0 million euros (approximately $7.6 million). As of June 30, 2023, no debt was outstanding under this revolving credit facility.

Fluid Solutions has credit facilities with various financial institutions in Israel that provides borrowings of up to $18.5 million. As of June 30, 2023, Fluid Solutions had $6.0 million of outstanding debt with average interest rate ranges from 7.3% to 8.2%.

As of June 30, 2023, the Company’s total bank debt was $484.9 million, net of unamortized debt issuance costs of $8.2 million. As of June 30, 2023, the Company had $146.2 million, $12.5 million and $7.6 million available to draw from our credit facilities in the U.S., Israel and Czech Republic, respectively.

The fair value of the Company’s long-term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The Company’s carrying value approximates fair value for the Company’s long-term debt.

Capital Expenditures

Capital expenditures were $47.0 million during the six months ended June 30, 2023 and were primarily attributable to the capital invested in our manufacturing facilities worldwide as well as costs associated with the ongoing design and implementation of our new enterprise resource planning system. The Company’s anticipated capital expenditures for the remainder of 2023 are expected to be financed primarily from our cash flow generated from operations.

Contractual Obligations

The Company had commitments to various third parties to purchase inventories totaling approximately $523.4 million as of June 30, 2023.

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification against certain liabilities to our customers, which may include claims of losses by their own customers resulting out of property damages, bodily injuries or deaths, or infringement of intellectual property rights by our products. Our potential liability arising out of intellectual property infringement claims by any third party is generally uncapped. As of June 30, 2023, we have not incurred any significant costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our chief executive officer and our chief financial officer concluded the disclosure controls and procedures were not effective as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, due to the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2022.

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

Remediation Plan

Management has been executing and remains committed to implementing measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The following remediation actions are currently being implemented and are in progress:

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

As we continue to evaluate and work to improve our internal controls over financial reporting, we may decide to take additional measures to address control deficiencies or modify the remediation plans described above. We believe that these actions will remediate the material weaknesses, however the material weaknesses will not be considered remediated until the applicable controls have operated for a period of time in order to have sufficient samples to test. Management must conduct testing to conclude that these controls are operating effectively. While Management believes that the aforementioned plans will effectively remediate the material weaknesses prior to the end of fiscal 2023, there is no absolute assurance on the exact timing of the completion of the remediation. As the remediation plans continue to be implemented, management may be required to take additional measures or modify the plan elements described above due to the auditor’s review.

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts discussed above under “Remediation Plan”, there were no changes in internal control over financial reporting during the fiscal second quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information related to repurchases of our equity securities during the six months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
December 31, 2022 — January 27, 2023	389,299	$33.12	389,299	$125.0
January 28, 2023 — February 24, 2023	—	—	—	$125.0
February 25, 2023 — March 31, 2023	43,387	$29.67	43,387	$123.7
April 1, 2023 — April 28, 2023	159,180	$28.67	159,180	$119.1
April 29, 2023 — May 26, 2023	177,683	$27.84	177,683	$114.2
May 27, 2023 — June 30, 2023	—	—	—	$114.2

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a) Exhibits

The following exhibits are filed with this quarterly Report on Form 10-Q for the quarter ended June 30, 2023:

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
Date: August 11, 2023

	By:	/S/ JAMES P. SCHOLHAMER
	Name:	James P. Scholhamer
	Title:	Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

Date: August 11, 2023

	By:	/S/ SHERI SAVAGE
	Name:	Sheri Savage
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)