Form 10-Q
period 2023-09-29
Ultra Clean Holdings, Inc.
filed 2023-11-07
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2023

or

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

Number of shares outstanding of the issuer’s common stock as of November 3, 2023: 44,830,779

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 29,	December 30,
	2023	2022
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$342.0	$358.8
Accounts receivable, net of allowance for credit losses of $1.1 and $1.5 at September 29, 2023 and December 30, 2022, respectively	170.5	253.7
Inventories	378.3	443.9
Prepaid expenses and other current assets	35.0	42.4
Total current assets	925.8	1,098.8
Property, plant and equipment, net	308.9	279.6
Goodwill	248.8	248.8
Intangible assets, net	170.9	187.9
Deferred tax assets, net	36.5	36.0
Operating lease right-of-use assets	144.5	99.0
Other non-current assets	10.1	10.8
Total assets	$1,845.5	$1,960.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$17.6	$20.8
Accounts payable	187.5	253.5
Accrued compensation and related benefits	40.8	52.5
Operating lease liabilities	16.5	17.1
Other current liabilities	31.2	45.3
Total current liabilities	293.6	389.2
Bank borrowings, net of current portion	464.1	493.0
Deferred tax liabilities	52.5	52.2
Operating lease liabilities	131.0	80.3
Other liabilities	9.2	9.2
Total liabilities	950.4	1,023.9
Commitments and contingencies (See Note 9)
Equity:
UCT stockholders’ equity:
Preferred stock — $0.001 par value, 10.0 shares authorized; none outstanding	—	—
Common stock — $0.001 par value, 90.0 shares authorized; 46.5 and 45.2 shares issued and 44.8 and 45.2 shares outstanding at September 29, 2023 and December 30, 2022, respectively	0.1	0.1
Additional paid-in capital	537.3	530.8
Common shares held in treasury, at cost, 1.7 and 0.9 shares at September 29, 2023 and December 30, 2022, respectively	(39.1)	(15.4)
Retained earnings	350.5	377.8
Accumulated other comprehensive loss	(10.8)	(5.4)
Total UCT stockholders' equity	838.0	887.9
Noncontrolling interests	57.1	49.1
Total equity	895.1	937.0
Total liabilities and equity	$1,845.5	$1,960.9

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022
(In millions, except per share amounts)
Revenues:
Product	$380.9	$556.3	$1,112.0	$1,575.2
Services	54.1	78.7	177.8	232.7
Total revenues	435.0	635.0	1,289.8	1,807.9
Cost of revenues:
Product	329.3	459.3	955.5	1299.9
Services	40.5	51.3	128.0	151.4
Total cost revenues	369.8	510.6	1,083.5	1,451.3
Gross margin	65.2	124.4	206.3	356.6
Operating expenses:
Research and development	7.4	7.4	21.7	21.5
Sales and marketing	12.8	13.5	38.6	41.2
General and administrative	39.3	46.4	115.3	139.9
Net loss on divestitures	—	20.8	—	77.4
Total operating expenses	59.5	88.1	175.6	280.0
Income from operations	5.7	36.3	30.7	76.6
Interest income	1.2	0.2	2.5	0.4
Interest expense	(12.3)	(9.4)	(35.9)	(23.1)
Other expense, net	(2.1)	(2.1)	(0.8)	(2.5)
Income (loss) before provision for income taxes	(7.5)	25.0	(3.5)	51.4
Provision for income taxes	5.3	12.1	17.1	29.4
Net income (loss)	(12.8)	12.9	(20.6)	22.0
Less: Net income attributable to noncontrolling interests	1.7	3.2	6.7	9.5
Net income (loss) attributable to UCT	$(14.5)	$9.7	$(27.3)	$12.5

Net income (loss) per share attributable to UCT common stockholders:
Basic	$(0.32)	$0.21	$(0.61)	$0.28
Diluted	$(0.32)	$0.21	$(0.61)	$0.28
Shares used in computing net income (loss) per share:
Basic	44.8	45.4	44.8	45.2
Diluted	44.8	45.6	44.8	45.7

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022
(In millions)
Net income (loss)	$(12.8)	$12.9	$(20.6)	$22.0
Other comprehensive income (loss):
Change in cumulative translation adjustment, net of tax	(2.1)	(10.5)	(3.8)	(22.5)
Change in pension net actuarial gain, net of tax	(0.2)	—	(0.4)	—
Change in fair value of derivatives, net of tax	—	(0.4)	0.2	(1.5)
Total other comprehensive loss	(2.3)	(10.9)	(4.0)	(24.0)
Comprehensive income (loss)	(15.1)	2.0	(24.6)	(2.0)
Comprehensive income (loss), attributable to noncontrolling interests	0.6	(4.5)	8.0	1.8
Comprehensive loss (income) attributable to UCT	(15.7)	6.5	(32.6)	(3.8)

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 29,	September 30,
	2023	2022
(In millions)
Cash flows from operating activities:
Net income (loss)	$(20.6)	$22.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27.9	29.7
Amortization of intangible assets	16.9	23.1
Stock-based compensation	8.7	14.8
Amortization of debt issuance costs	2.9	2.9
Gain on sale of property, plant and equipment	(1.1)	(0.1)
Deferred income taxes	0.1	0.8
Change in the fair value of financial instruments	(0.3)	(1.5)
Net loss on divestitures	—	77.4
Changes in assets and liabilities:
Accounts receivable	83.2	2.0
Inventories	65.6	(45.7)
Prepaid expenses and other current assets	7.5	(3.1)
Other non-current assets	0.8	(2.1)
Accounts payable	(61.2)	(43.9)
Accrued compensation and related benefits	(11.8)	2.1
Income taxes payable	(8.9)	(2.5)
Operating lease assets and liabilities	(3.7)	(1.4)
Other liabilities	(5.4)	11.5
Net cash provided by operating activities	100.6	86.0
Cash flows from investing activities:
Purchases of property, plant and equipment	(59.2)	(67.9)
Proceeds from sale of property, plant and equipment	2.3	0.3
Divestiture of subsidiaries	—	3.4
Net cash used in investing activities	(56.9)	(64.2)
Cash flows from financing activities:
Principal payments on bank borrowings	(34.7)	(27.8)
Repurchase of shares	(23.7)	—
Employees' taxes paid upon vesting of restricted stock units	(2.2)	(3.9)
Payments of debt issuance costs	(0.3)	(0.7)
Payments of dividends to a joint venture shareholder	(0.1)	(0.2)
Proceeds from bank borrowings	—	4.7
Proceeds from issuance of common stock	—	0.7
Net cash used in financing activities	(61.0)	(27.2)
Effect of exchange rate changes on cash and cash equivalents	0.5	(7.6)
Net decrease in cash and cash equivalents	(16.8)	(13.0)
Cash and cash equivalents at beginning of period	358.8	466.5
Cash and cash equivalents at end of period	342.0	$453.5
Supplemental cash flow information:
Income taxes paid, net of income tax refunds	$26.7	$27.7
Interest paid	$33.0	$20.3
Non-cash investing and financing activities:
Property, plant and equipment purchased included in accounts payable and other liabilities	$12.0	$6.7

(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended
	September 29, 2023
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance June 30, 2023	44.8	$0.1	$533.3	1.7	$(39.1)	$365.0	$(9.5)	$849.8	$56.4	$906.2
Stock-based compensation expense	—	—	4.0	—	—	—	—	4.0	—	4.0
Net income (loss)	—	—	—	—	—	(14.5)	—	(14.5)	1.7	(12.8)
Other comprehensive income (loss)	—	—	—	—	—	—	(1.3)	(1.3)	(1.0)	(2.3)
Balance September 29, 2023	44.8	$0.1	$537.3	1.7	$(39.1)	$350.5	$(10.8)	$838.0	$57.1	$895.1

	Nine Months Ended
	September 29, 2023
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance December 30, 2022	45.2	$0.1	$530.8	0.9	$(15.4)	$377.8	$(5.4)	$887.9	$49.1	$937.0
Issuance under employee stock plans	0.5	—	—	—	—	—	—	—	—	—
Employees' taxes paid upon vesting of restricted stock units	(0.1)	—	(2.2)	—	—	—	—	(2.2)	—	(2.2)
Repurchase of shares	(0.8)	—	—	0.8	(23.7)	—	—	(23.7)	—	(23.7)
Stock-based compensation expense	—	—	8.7	—	—	—	—	8.7	—	8.7
Net income (loss)	—	—	—	—	—	(27.3)	—	(27.3)	6.7	(20.6)
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Other comprehensive income (loss)	—	—	—	—	—	—	(5.4)	(5.4)	1.4	(4.0)
Balance September 29, 2023	44.8	$0.1	$537.3	1.7	$(39.1)	$350.5	$(10.8)	$838.0	$57.1	$895.1

	Three Months Ended
	September 30, 2022
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance July 1, 2022	45.4	$0.1	$521.9	0.6	$(3.3)	$340.2	$(13.3)	$845.6	$49.9	$895.5
Employees' taxes paid upon vesting of restricted stock units	—	—	(0.1)	—	—	—	—	(0.1)	—	(0.1)
Stock-based compensation expense	—	—	4.7	—	—	—	—	4.7	—	4.7
Net income	—	—	—	—	—	9.7	—	9.7	3.2	12.9
Other comprehensive loss	—	—	—	—	—	—	(3.2)	(3.2)	(7.7)	(10.9)
Balance September 30, 2022	45.4	$0.1	$526.5	0.6	$(3.3)	$349.9	$(16.5)	$856.7	$45.4	$902.1

	Nine Months Ended
	September 30, 2022
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance December 31, 2021	44.9	$0.1	$514.9	0.6	$(3.3)	$337.4	$(0.2)	$848.9	$43.8	$892.7
Issuance under employee stock plans	0.6	—	0.7	—	—	—	—	0.7	—	0.7
Employees' taxes paid upon vesting of restricted stock units	(0.1)	—	(3.9)	—	—	—	—	(3.9)	—	(3.9)
Stock-based compensation expense	—	—	14.8	—	—	—	—	14.8	—	14.8
Net income	—	—	—	—	—	12.5	—	12.5	9.5	22.0
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Other comprehensive loss	—	—	—	—	—	—	(16.3)	(16.3)	(7.7)	(24.0)
Balance September 30, 2022	45.4	$0.1	$526.5	0.6	$(3.3)	$349.9	$(16.5)	$856.7	$45.4	$902.1

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

Segments — The Financial Accounting Standards Board’s (“FASB”) guidance regarding disclosure about segments in an enterprise and related information establishes standards for the reporting by public business enterprises of information about reportable segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the manner in which management organizes the reportable segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision-maker is the Chief Executive Officer. The Company operates two reportable segments: Products and Services. The Company has three operating segments as of September 29, 2023 with two operating segments within the Products reportable segment and one operating segment within the Services reportable segment. See Note 15 of the Notes to the Condensed Consolidated Financial Statements.

Foreign Currency Translation and Remeasurement — The functional currency of the Products business’ foreign subsidiaries, excluding the subsidiaries of Ham-Let (Israel-Canada) Ltd. (“Ham-Let” or “Fluid Solutions”), is the U.S. Dollar. The functional currency of the Ham-Let subsidiaries in Singapore, United Kingdom, Netherlands and China, is their local currency, except for Israel, which is the U.S. Dollar. The functional currency of the Services division’s foreign subsidiaries is the local currency, except for that of its Singapore, Scotland and Ireland entities, which is the U.S. Dollar.

For the Company’s foreign subsidiaries where the local currency is the functional currency, the Company translates the financial statements of these subsidiaries to U.S. Dollars using month-end exchange rates for assets and liabilities, and average exchange rates for revenue, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (“AOCI”) within UCT stockholders’ equity. For the Company’s foreign subsidiaries where the U.S. Dollar is the functional currency and functional currency differs from their local currency, any gains and losses resulting from the remeasurement of the assets and liabilities of these subsidiaries are recorded in other expense, net.

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

The Company’s most significant customers (having individually accounted for 10% or more of revenues) and their related revenues as a percentage of total revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022
Lam Research Corporation	33.0%	40.0%	34.5%	39.4%
Applied Materials, Inc.	25.7	24.2	22.9	23.4
Total	58.7%	64.2%	57.4%	62.8%

Two customers’ accounts receivable balances, Lam Research Corporation and Applied Materials, Inc., were individually greater than 10% of accounts receivable as of September 29, 2023 and December 30, 2022, in the aggregate approximately 28.2% and 38.5% of total accounts receivable, respectively.

Fair Value of Measurements — The Company measures its cash equivalents, derivative contracts and pension obligation at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:

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

Derivative Financial Instruments — The Company uses forward contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions typically expected to occur within 24 months. The purpose of the hedge is to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated costs and eventual cash flows. The Company recognizes derivative instruments as either assets or liabilities in the accompanying Condensed Consolidated Balance Sheets at fair value. The Company records changes in the fair value of the derivatives in the accompanying Condensed Consolidated Statements of Operations as other expense, net, or as a component of AOCI in the accompanying Condensed Consolidated Balance Sheets.

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

Property, Plant and Equipment — Property, plant and equipment are stated at cost, or, in the case of equipment under finance leases, the present value of future minimum lease payments at inception of the related lease. The Company also capitalizes interest on borrowings related to eligible capital expenditures. Direct costs incurred to develop software for internal use are capitalized. Costs related to the design or maintenance of internal use software are expensed as incurred. Depreciation expense is computed using the straight- line method over the estimated useful lives of assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives or the term of the lease. The estimated useful life of an asset is reassessed whenever applicable facts and circumstances indicate a change in the estimated useful life of such asset has occurred.

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

Leases — The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement and reassesses that conclusion if the arrangement is modified. When the Company determines the arrangement is a lease, or contains a lease, at lease inception, it then determines whether the lease is an operating lease or a finance lease. Operating and finance leases with lease terms of greater than one year result in the Company recording a right-of-use (“ROU”) asset and lease liability on its balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent its obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are initially recognized based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses the implicit interest rate if readily determinable or when the implicit interest rate is not readily determinable, the Company uses its incremental borrowing rate. The incremental borrowing rate is not a commonly quoted rate and is derived through a combination of inputs, including the Company’s credit rating and the impact of full collateralization. The incremental borrowing rate is based on the Company’s collateralized borrowing capabilities over a similar term of the lease payments. The Company utilizes the incremental borrowing rate based on bank loan rates at the respective locations for leases where appropriate and the consolidated group bank loan rate where the Company does not have local bank financings. The operating lease ROU asset also includes any lease payments made in advance and is reduced by any lease incentives. Specific lease terms used in computing the ROU assets and lease liabilities may include options to extend or terminate the lease when the Company believes it is reasonably certain that it will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Operating leases are included in operating lease ROU assets, other current liabilities, and long-term operating lease liabilities on the Company’s consolidated balance sheet. The Company’s finance leases at September 29, 2023 and December 30, 2022 were not significant.

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

Stock-Based Compensation Expense — The Company maintains stock-based compensation plans which allow for the issuance of equity-based awards to directors and certain employees. These equity-based awards include restricted stock awards (“RSAs”), performance stock units (“PSUs”) and restricted stock units (“RSUs”). The RSAs and RSUs use the closing price of stock price on the day preceding the grant date as a proxy for fair value and compensation expense. The PSUs contain market conditions, and compensation expense is measured using a Monte Carlo simulation model and recognized over the requisite service period based on the expected market performance as of the grant date. The Company also maintains an employee stock purchase plan (“ESPP”) that provides for the issuance of shares to all eligible employees of the Company at a discounted price. See Note 11 for further discussion.

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

Net Income (Loss) per Share — Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding and common equivalent shares from dilutive restricted stock using the treasury stock method, except when such shares are anti-dilutive. In accordance with Accounting Standards Codification 718, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of in-the-money stock options and restricted stock units. This results in the assumed buyback of additional shares, thereby reducing the dilutive impact of equity awards.

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

2. BUSINESS DIVESTITURES

In 2022, the Company executed the sale of four of its non-semiconductor operating subsidiaries of Fluid Solutions. Each of these entities was reported within the Products reportable segment. The purpose of the divestitures was to allow the Company to remain focused on its core semiconductor business. As a result of these divestitures, the Company recorded a net loss of $20.8 million and $77.4 million for the three and nine months ended September 30, 2022. The total net loss of $77.4 million included the write-off of intangible assets, goodwill and net assets of $27.8 million, $19.7 million and $29.9 million, respectively. Goodwill was allocated to the divestitures based on the relative fair value of each component in relation to its respective reporting unit.

3. BALANCE SHEET INFORMATION

Inventories consisted of the following:

	September 29,	December 30,
(In millions)	2023	2022
Raw materials	$196.3	$230.4
Work in process	110.0	142.3
Finished goods	72.0	71.2
Total	$378.3	$443.9

Property, plant and equipment, net, consisted of the following:

	Useful Life	September 29,	December 30,
(In millions)	(In years)	2023	2022
Land	n/a	$2.9	$3.0
Buildings	50	54.4	58.6
Leasehold improvements	*	92.2	81.3
Machinery and equipment	5-10	174.0	152.5
Computer equipment and software	3-10	69.9	68.3
Furniture and fixtures	5	3.8	5.1
		397.2	368.8
Accumulated depreciation		(161.5)	(146.0)
Construction in progress		73.2	56.8
Total		$308.9	$279.6

* Lesser of estimated useful life or remaining lease term

4. FAIR VALUE

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

		Fair Value Measurement at
		Reporting Date Using
Description	September 29, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other non-current assets:
Plan assets	$1.0	$—	$—	$1.0
Other current liabilities:
Forward contracts	$0.5	$—	$0.5	$—
Other liabilities:
Pension obligation	$1.3	$—	$—	$1.3

		Fair Value Measurement at
		Reporting Date Using
Description	December 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Prepaid expenses and other current assets:
Forward contracts	$0.3	$—	$0.3	$—
Other non-current assets:
Plan assets	$2.2	$—	$—	$2.2
Other liabilities:
Pension obligation	$1.6	$—	$—	$1.6

The estimated fair value of foreign currency forward contracts is based upon quoted market prices obtained from independent pricing services for similar derivative contracts and these financial instruments are characterized as Level 2 assets in the fair value hierarchy.

The estimated fair value of pension obligation is based on expected years of service and average compensation. The valuation model used to value pension obligation utilizes mortality rate, inflation, interest rate risks and changes in the life expectancy for pensioners. These assumptions are routinely made in the appraisal process by the independent actuary resulting in a Level 3 classification. As of September 29, 2023, the Company's aggregate pension benefit obligations was $9.8 million and the fair value of the pension plan assets was $9.5 million. The underfunded pension benefit obligations was $0.3 million. The Company recognizes the overfunded or underfunded status of defined benefit pension plans, measured as the difference between the fair value of the plan assets and the benefit obligation. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability.

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

During the three and nine months ended September 29, 2023, there were no changes to the Company's reporting units, and the Company did not recognize any impairment charges or additions to goodwill. Details of aggregate goodwill of the Company are as follows:

(In millions)	Products	Services	Total
Balance at September 29, 2023	$175.3	$73.5	$248.8

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

Details of intangible assets were as follows:

		As of September 29, 2023			As of December 30, 2022
		Gross			Gross
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(Dollars in millions)	(In years)	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	6 - 10	$172.0	$(93.0)	$79.0	$172.0	$(81.8)	$90.2
Tradename	4 - 6*	32.5	(21.8)	10.7	32.5	(20.9)	11.6
Intellectual property/know-how	7 - 15	37.7	(17.5)	20.2	37.7	(15.7)	22.0
Recipes	20	73.2	(18.6)	54.6	73.2	(15.8)	57.4
Standard operating procedures	20	8.6	(2.2)	6.4	8.6	(1.9)	6.7
Total		$324.0	$(153.1)	$170.9	$324.0	$(136.1)	$187.9

* The Company concluded that the asset life of UCT tradename of $9.0 million is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The Company amortizes its intangible assets on a straight-line or accelerated basis over the estimated economic life of the assets. Amortization expense was approximately $5.5 million and $16.9 million for the three and nine months ended September 29, 2023, respectively and $7.0 million and $23.1 million for the three and nine months ended September 30, 2022, respectively. Amortization expense related to recipes, standard operating procedures and certain intellectual property/know-how is charged to cost of revenues and the remainder is charged to general and administrative expense. As of September 29, 2023, future estimated amortization expense is expected to be as follows:

Amortization
(In millions)	Expense
2023 (remaining in year)	$5.5
2024	21.9
2025	19.9
2026	19.0
2027	18.7
Thereafter	76.9
Total	$161.9

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

The revolving credit facility has an available commitment of $150.0 million and a maturity date of February 27, 2025. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. Outstanding letters of credit reduce the availability of the revolving credit facility and, as of September 29, 2023, the Company had $146.1 million, net of $3.9 million of outstanding letters of credit, available under this revolving credit facility.

The letter of credit facility has an available commitment of $50.0 million and a maturity date of February 27, 2025. The Company pays a quarterly fee in arrears equal to 2.5% (subject to certain adjustments to the Term Loan) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of September 29, 2023, the Company had $3.9 million of outstanding letters of credit and $46.1 million of available commitments remaining under the letter of credit facility.

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

At September 29, 2023, the Company had an outstanding amount under the Term Loan of $483.2 million, gross of unamortized debt issuance costs of $7.5 million. As of September 29, 2023, the interest rate on the outstanding Term Loan was 9.2%.

The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. As of June 30, 2023, the Company was in default on the Credit Agreement related to the revolving credit facility due to the Company’s failure to satisfy a certain financial covenant under the Credit Agreement. On July 27, 2023, the Company entered into a Fifth Amendment (“Amended Credit Agreement”) to provide the Company with certain relief under the consolidated fixed charge coverage ratio and consolidated total gross leverage ratio maintenance covenants described in the Credit Agreement (the “Financial Covenant Adjustments”), which are applicable only to the revolving credit facility portion of its credit facilities. The Financial Covenant Adjustments are effective during the period commencing with the fiscal period ended June 30, 2023, through to the fiscal period ending December 31, 2024, subject to certain anti-cash hoarding and minimum liquidity requirements during such period. At the election of the Company, and subject to demonstrating compliance with certain financial ratio tests, the Financial Covenant Adjustments may terminate earlier than December 31, 2024. Upon termination of the Financial Covenant adjustments, such financial maintenance covenants will revert to the levels set forth in the existing Credit Agreement and the anti-cash hoarding and minimum liquidity requirements will no longer be applicable. The Company currently has no revolving loans outstanding under the Credit Agreement. As of September 29, 2023, the Company was in compliance with the financial covenants contained within the Amended Credit Agreement.

The Company has a credit agreement with a local bank in the Czech Republic that provides for a revolving credit facility in the aggregate of up to 7.0 million euros (approximately $7.4 million). As of September 29, 2023, no debt was outstanding under this revolving credit facility.

Fluid Solutions has credit facilities with various financial institutions in Israel that provides borrowing up to $18.5 million. As of September 29, 2023, Fluid Solutions had a $6.0 million outstanding balance under these facilities with average interest rate ranges from 7.5% to 8.4%.

As of September 29, 2023, the Company’s total bank debt was $481.7 million, net of unamortized debt issuance costs of $7.5 million. As of September 29, 2023, the Company had $146.1 million, $12.5 million, and $7.4 million available to draw from its credit facilities in the U.S., Israel and Czech Republic, respectively.

The fair value of the Company’s long-term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The Company’s carrying value approximates fair value for the Company’s long-term debt.

7. INCOME TAX

The Company's effective tax rate was (70.7)% and 48.3% for the three months ended September 29, 2023 and September 30, 2022, respectively, and (488.6)% and 57.2% for the nine months ended September 29, 2023 and September 30, 2022, respectively. The Company’s income tax provision was $5.3 million and $12.1 million for the three months ended September 29, 2023 and September 30, 2022, respectively, and $17.1 and $29.4 million for the nine months ended September 29, 2023 and September 30, 2022, respectively. The change in respective tax rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full federal and state valuation allowances.

Company management continuously evaluates the need for a valuation allowance and, as of September 29, 2023, concluded that a full valuation allowance on its U.S. federal and state and certain of its foreign deferred tax assets was still appropriate.

As of September 29, 2023 and September 30, 2022, the Company’s gross liability for unrecognized tax benefits, excluding interest, was $2.7 million and $1.7 million, respectively. Increases or decreases to interest and penalties on uncertain tax positions are included in the income tax provision in the Condensed Consolidated Statements of Operations. Although it is possible that some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

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

As of September 29, 2023, the benefit obligation of the plans was $9.8 million and the fair value of the benefit plan assets was $9.5 million which are invested in several fixed deposit accounts with financial institutions. As of September 29, 2023, the underfunded balance of the plans of $0.3 million has been recorded by the Company and is included in other liabilities. Amounts recognized in accumulated other comprehensive loss for the three and nine months ended September 29, 2023 were $0.2 million and $0.4 million, respectively. The Company and its subsidiaries contributed $0.1 million during the three and nine months ended September 29, 2023. During the three and nine months ended September 30, 2022, there were no amounts recognized in accumulated other comprehensive loss and the Company and its subsidiaries made immaterial contributions to the plans.

As of September 29, 2023, the Company's future estimated payment obligations for the respective fiscal years are as follows:

Employee Savings and Retirement Plan

(In millions)
2023	$—
2024	0.8
2025	2.0
2026	0.9
2027	1.1
Thereafter	5.3
Total	$10.1

The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all U.S. employees who meet certain eligibility requirements. Participants can elect to contribute to the 401(k) Plan, on a pre-tax basis, up to 25% of their salary to a maximum of the IRS limit. The Company matches 50.0% of each employee's contribution, up to a maximum of 6% of the employee's eligible earnings. The Company made $0.9 million and $2.5 million discretionary employer contributions to the 401(k) Plan for the three and nine months ended September 29, 2023 and $0.9 million and $2.4 million for the three and nine months ended September 30, 2022.

9. COMMITMENTS AND CONTINGENCIES

Commitment

The Company leases real estate and equipment under various non-cancelable operating leases. For additional information, see Note 13 of the Notes to the Condensed Consolidated Financial Statements.

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

10. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

Treasury Stock

On October 20, 2022, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $150.0 million of the Company’s common stock over a three-year period. For the nine months ended September 29, 2023, approximately 0.8 million shares were repurchased under this program with an aggregate cost of $23.7 million. No shares were repurchased for the three months ended September 29, 2023.

As of September 29, 2023, 1.1 million shares had been repurchased under the program and they are held in treasury stock. The Company records treasury stock using the cost method. The Company may reissue these treasury shares as part of its stock-based compensation programs.

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

The following table shows the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In millions)	2023	2022	2023	2022
Cost of revenues (1)	$0.3	$0.1	$0.9	$1.1
Research and development	0.1	0.1	0.2	0.3
Sales and marketing	0.4	0.4	1.1	1.0
General and administrative	3.2	4.1	6.5	12.4
Total stock-based compensation	$4.0	$4.7	$8.7	$14.8
(1)
Stock-based compensation expense capitalized in inventory for the three and nine months ended September 29, 2023 and September 30, 2022 were immaterial.

For the three and nine months ended September 29, 2023, 14 thousand and 0.6 million RSUs were granted with a weighted average fair value of $32.55 and $28.41 per share, respectively, and for the three and nine months ended September 30, 2022, 0.1 million and 0.5 million RSUs were granted with a weighted average fair value of $30.46 and $33.09 per share, respectively.

For the nine months ended September 29, 2023 and September 30, 2022, 145 thousand and 98 thousand PSUs were granted, respectively. No PSUs were granted for the three months ended September 29, 2023 and September 30, 2022.

For the nine months ended September 29, 2023 and September 30, 2022, 37 thousand and 26 thousand RSAs were granted, respectively. No RSAs were granted for the three months ended September 29, 2023 and September 30, 2022.

The following table summarizes the Company’s combined RSU, PSU and RSA activity for the nine months ended September 29, 2023 (in millions):

		Aggregate
	Number of	Intrinsic
	Shares	Value
Unvested restricted stock units and restricted stock awards at December 30, 2022	1.1	$37.6
Granted	0.8
Vested	(0.5)
Forfeited	(0.1)
Unvested restricted stock units and restricted stock awards at September 29, 2023	1.3	$39.1
Vested and expected to vest restricted stock units and restricted stock awards	1.3	$39.0

As of September 29, 2023, approximately $25.5 million of unrecognized stock-based compensation cost related to employee and director awards remains to be amortized on a straight-line basis over a weighted average period of 2.02 years, and will be adjusted for subsequent changes in future grants. The total unamortized expense of the Company’s unvested RSAs as of September 29, 2023 was $0.7 million.

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

At the end of the three-year performance period, the total units earned, if any, are adjusted by applying two modifiers, each ranging from 25% to (25)% based on (i) the Company’s relative total shareholder return (“TSR”) compounded annual growth rate (“CAGR”) which is based on the Company’s stock price changes relative to a group of peer companies and (ii) the “average annual difference in operating income” is defined as non-GAAP operating margin divided by total revenue comparing the annual operating plan to actual results.

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

No shares were issued under the ESPP during the three and nine months ended September 29, 2023. The Company recorded $0.2 million and $0.3 million of expense related to ESPP for the three and nine months ended September 29, 2023, respectively. During the three and nine months ended September 30, 2022, zero and 24 thousand shares, respectively were issued under the ESPP, and the Company recorded zero and $0.1 million of expense related to the ESPP for the three and nine months ended September 30, 2022, respectively.

12. REVENUE RECOGNITION

Revenue is recognized when the Company satisfies the performance obligations as evidenced by the transfer of control of the promised goods or services to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company sells its products and services primarily to customers in the semiconductor capital equipment industry. The Company’s revenues are highly concentrated , and therefore highly dependent upon a small number of customers. Typical payment terms with our customers range from thirty to sixty days.

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

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value-add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Certain of our customers may receive cash-based incentives, such as rebates or credits, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. Accruals for unpaid customer rebates of $2.5 million and $3.8 million as of September 29, 2023 and December 30, 2022, respectively, were netted against accounts receivable. The Company's disaggregated revenues are apportioned by segments within the Company’s Condensed Consolidated Statement of Operations.

The Company’s principal markets include America, Asia Pacific and EMEA. The Company's foreign operations are conducted primarily through its subsidiaries in China, Malaysia, Singapore, Israel, Taiwan, South Korea, United Kingdom and the Czech Republic. Revenues by geographic area are categorized based on the customer’s location to which the products were shipped or services were performed. The following table sets forth revenue by geographic area (in millions):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022
Singapore	$155.4	$237.3	$446.5	$684.8
United States	125.8	184.3	393.7	558.9
Austria	33.1	27.7	94.9	84.8
South Korea	21.9	32.8	71.9	119.8
China	26.7	40.6	80.8	97.0
Taiwan	20.0	24.4	60.5	73.9
Israel	4.4	5.6	13.7	13.9
Malaysia	5.4	12.4	12.7	37.4
Others	42.3	69.9	115.1	137.4
Total	$435.0	$635.0	$1,289.8	$1,807.9

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

The components of lease expense were summarized as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(Dollars in millions)	2023	2022	2023	2022
Operating lease cost	$7.0	$6.7	$19.4	$17.7
Short-term lease cost	0.9	0.1	2.6	1.1
Sublease income	(0.1)	—	(0.3)	—
Total lease cost	$7.8	$6.8	$21.7	$18.8

Operating cash flows used in operating leases	$6.1	$5.7	$18.1	$16.8
Weighted-average remaining lease term – operating leases			10.2	7.2
Weighted-average discount rate – operating leases			6.6%	4.7%

Future minimum payments under operating leases as of September 29, 2023 were summarized as follows:

(In millions)	Operating Leases
2023 (remaining in year)	$6.5
2024	24.5
2025	22.1
2026	18.7
2027	18.4
Thereafter	118.4
Total minimum lease payments	208.6
Less: imputed interest	(61.1)
Lease liability	$147.5

14. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In millions, except share amounts)	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to UCT	$(14.5)	$9.7	$(27.3)	$12.5
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	44.8	45.4	44.8	45.2
Shares used in computation — diluted:
Weighted average common shares outstanding	44.8	45.4	44.8	45.2
Effect of potential dilutive securities:
Employee stock plans	—	0.2	—	0.5
Shares used in computing diluted net income (loss) per share	44.8	45.6	44.8	45.7
Net income (loss) per share attributable to UCT — basic	$(0.32)	$0.21	$(0.61)	$0.28
Net income (loss) per share attributable to UCT — diluted	$(0.32)	$0.21	$(0.61)	$0.28

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

Segment Data

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In millions)	2023	2022	2023	2022
Revenues:
Products	$380.9	$556.3	$1,112.0	$1,575.2
Services	54.1	78.7	177.8	232.7
Total segment revenues	$435.0	$635.0	$1,289.8	$1,807.9

Gross margin:
Products	$51.6	$97.0	$156.5	$275.3
Services	13.6	27.4	49.8	81.3
Total segment gross margin	$65.2	$124.4	$206.3	$356.6

Income (loss) from operations:
Products	$7.7	$26.8	$27.3	$50.1
Services	(2.0)	9.5	3.4	26.5
Total segment income (loss) from operations	$5.7	$36.3	$30.7	$76.6

			September 29,	December 30,
(In millions)			2023	2022
Assets
Products			$1,591.0	$1,650.2
Services			254.5	310.7
Total segment assets			$1,845.5	$1,960.9

As of September 29, 2023, approximately $128.7 million and $80.3 million of the Company’s net long-lived assets were located in Asia Pacific and EMEA, respectively, and the remaining balances were located in the United States. At December 30, 2022, approximately $129.1 million and $76.2 million of the Company’s net long-lived assets were located in Asia Pacific and EMEA, respectively, and the remaining balances were located in the United States.

16. SUBSEQUENT EVENTS

On October 25, 2023, subsequent to the balance sheet date, we acquired 100.0% of the shares of HIS Innovations Group (“HIS”), a privately held company based in Hillsboro, Oregon. HIS is a leading supplier to the semiconductor sub-fab segment including the design, manufacturing, and integration of components, process solutions, and fully integrated sub-systems. The purchase price was comprised of initial cash consideration of $50.0 million, subject to customary post-closing adjustments, and up to $70.0 million of additional cash consideration that may be payable subject to the performance of the acquired business during the remainder of fiscal years 2023, 2024, and 2025. The acquisition strengthens our leadership in developing and supplying critical products to the semiconductor industry, and extends our reach into the sub-fab area.

The transaction will be accounted for as a business combination under ASC 805, which requires, among other things, that purchase consideration, assets acquired, and liabilities assumed be measured at their fair values as of the acquisition date. Due to the limited time since the acquisition date, the initial purchase allocation for the business combination is incomplete at this time. Disclosures regarding amounts recognized for major classes of assets acquired and liabilities assumed will be provided once the initial accounting is completed. The acquired subsidiary is not expected to be material to the Company’s operations and overall financial position.

Costs related to legal, financial and due diligence services performed in connection with this transaction were not material for the three and nine months ended September 29, 2023.

ITEM 2. Management’s Discussion And Analysis of Financial Condition And Results Of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on February 28, 2023. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, gross margins and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on February 28, 2023. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest December 31. Fiscal year 2023 is a 52-week period ending December 29, 2023, and fiscal year 2022 was a 52-week period ended December 30, 2022. The fiscal quarters ended September 29, 2023 and September 30, 2022 were both 13-week periods.

Discussion of Results of Operations for the Three and Nine months ended September 29, 2023 compared to the Three and Nine months ended September 30, 2022

Revenues

	Three Months Ended			Nine Months Ended
Revenues by Segment	September 29,	September 30,	Percent	September 29,	September 30,	Percent
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Products	$380.9	$556.3	(31.5)%	$1,112.0	$1,575.2	(29.4)%
Services	54.1	78.7	(31.3)%	177.8	232.7	(23.6)%
Total revenues	$435.0	$635.0	(31.5)%	$1,289.8	$1,807.9	(28.7)%
Products as a percentage of total revenues	87.6%	87.6%		86.2%	87.1%
Services as a percentage of total revenues	12.4%	12.4%		13.8%	12.9%

Total Products and Services revenues decreased in the three and nine months ended September 29, 2023, compared to the same periods in the prior year, primarily due to a weakened demand in the semiconductor industry driven largely by macroeconomic and geopolitical factors.

	Three Months Ended			Nine Months Ended
Revenues by Geography	September 29,	September 30,	Percent	September 29,	September 30,	Percent
(Dollars in millions)	2023	2022	Change	2023	2022	Change
United States	$125.8	$184.3	(31.7)%	$393.7	$558.9	(29.6)%
International	309.2	450.7	(31.4)%	896.1	1,249.0	(28.3)%
Total revenues	$435.0	$635.0	(31.5)%	$1,289.8	$1,807.9	(28.7)%
United States as a percentage of total revenues	28.9%	29.0%		30.5%	30.9%
International as a percentage of total revenues	71.1%	71.0%		69.5%	69.1%

Revenues by geographic area are categorized based on the customer’s location to which the products were shipped or services were performed. For the three and nine months period ended September 29, 2023, both U.S. and international revenues decreased, compared to the same periods in the prior year, primarily as a result of the global slowdown in semiconductor industry resulting in less demand for our products and services.

Cost of Revenues

	Three Months Ended			Nine Months Ended
Cost of revenues by Segment	September 29,	September 30,	Percent	September 29,	September 30,	Percent
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Products	$329.3	$459.3	(28.3)%	$955.5	$1,299.9	(26.5)%
Services	40.5	51.3	(21.0)%	128.0	151.4	(15.5)%
Total Cost of revenues	$369.8	$510.6	(27.6)%	$1,083.5	$1,451.3	(25.3)%
Products cost as a percentage of total Products revenues	86.5%	82.6%		85.9%	82.5%
Services cost as a percentage of total Services revenues	74.9%	65.2%		72.0%	65.1%

Total cost of revenues decreased for the three and nine months ended September 29, 2023 compared to the same periods in the prior year, due to lower demand for both Products and Services driven by reduced spending within the semiconductor industry globally.

Cost of Products revenues consists of purchased materials, direct labor and manufacturing overhead. Cost of Products revenues decreased $130.0 million and $344.4 million for the three and nine months ended September 29, 2023, respectively, compared to the same periods in the prior year, due to lower volume of sales driving decreased material costs, lower direct labor spending, unfavorable absorption of overhead costs and lower freight costs.

Cost of Services revenues consists of direct labor, manufacturing overhead and materials (such as chemicals, gases and consumables). Cost of Services revenues decreased $10.8 million and $23.4 million for the three and nine months ended September 29, 2023, respectively, compared to the same periods in the prior year, driven by lower volumes of service orders, resulting in decrease in labor costs (the largest component of Cost of Services) and lower material costs.

In both segments, costs of revenue as a percent of revenue increased as certain fixed costs remain regardless of volume.

Gross Margin

	Three Months Ended			Nine Months Ended
Gross Profit by Segment	September 29,	September 30,	Percent	September 29,	September 30,	Percent
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Products	$51.6	$97.0	(46.8)%	$156.5	$275.3	(43.1)%
Services	13.6	27.4	(50.4)%	49.8	81.3	(38.8)%
Gross profit	$65.2	$124.4	(47.6)%	$206.3	$356.6	(42.1)%
Gross Margin by Segment
Products	13.5%	17.4%		14.1%	17.5%
Services	25.1%	34.8%		28.0%	34.9%
Total Company	15.0%	19.6%		16.0%	19.7%

Gross profit and gross margins fluctuate with revenue levels, product mix, material costs, and labor costs. Products and Services gross profit and gross margin decreased for the three and nine months ended September 29, 2023, compared to the same periods in the prior year, primarily due to lower revenue levels and lower factory utilization.

Operating Margin

	Three Months Ended			Nine Months Ended
Operating Profit (Loss) by Segment	September 29,	September 30,	Percent	September 29,	September 30,	Percent
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Products	$7.7	$26.8	71.2%	$27.3	$50.1	(45.5)%
Services	(2.0)	9.5	(121.1)%	3.4	26.5	(87.2)%
Operating profit	$5.7	$36.3	84.3%	$30.7	$76.6	(59.9)%
Operating Margin by Segment
Products	2.0%	4.8%		2.5%	3.2%
Services	-3.7%	12.1%		1.9%	11.4%
Total Company	1.3%	5.7%		2.4%	4.2%

Operating profit and operating margin of Products decreased for the three and nine months period ended September 29, 2023, compared to the same period in the prior year, primarily due to decreases in business volumes and customer demands offset partially by the absence of net loss on divestitures.

Operating profit and operating margin of Services decreased for the three and nine months period ended September 29, 2023, compared to the same periods in the prior year, primarily due to the lower gross profit resulting from reduced customer demand.

Research and Development

	Three Months Ended			Nine Months Ended
	September 29,	September 30,	Percent	September 29,	September 30,	Percent
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Research and development	$7.4	$7.4	0.6%	$21.7	$21.5	1.1%
Research and development as a percentage of total revenues	1.7%	1.2%		1.7%	1.2%

Research and development expenses were generally consistent in the three and nine months ended September 29, 2023, compared to the same periods in the prior year.

Sales and Marketing

	Three Months Ended			Nine Months Ended
	September 29,	September 30,	Percent	September 29,	September 30,	Percent
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Sales and marketing	$12.8	$13.5	(5.5)%	$38.6	$41.2	(6.4)%
Sales and marketing as a percentage of total revenues	2.9%	2.1%		3.0%	2.3%

Sales and marketing expense decreased $0.7 million and $2.6 million in the three and nine month periods ended September 29, 2023, compared to the same periods in the prior year, due to the decrease in compensation costs and related employee benefits.

General and Administrative

	Three Months Ended			Nine Months Ended
	September 29,	September 30,	Percent	September 29,	September 30,	Percent
(Dollars in millions)	2023	2022	Change	2023	2022	Change
General and administrative	$39.3	$46.4	(15.3)%	$115.3	$139.9	(17.6)%
General and administrative as a percentage of total revenues	9.0%	7.3%		8.9%	7.7%

General and administrative expenses decreased $7.1 million and $24.6 million in the three and nine month periods ended September 29, 2023, compared to the same periods in the prior year, primarily driven by decreases in stock-based compensation expense, in amortization of intangible assets acquired through business combinations, in spending for certain third party professional services and in depreciation expense partially offset by an increase in restructuring costs. These restructuring costs primarily reflect employee severance costs and facilities consolidation costs to improve efficiencies in our operational activities and to reduce redundancies.

Net Loss on Divestitures

In 2022, the Company sold four of its non-semiconductor operating subsidiaries of Fluid Solutions. As a result of these divestitures, the Company recorded a net loss of $20.8 million and $77.4 million for the three and nine months ended September 30, 2022, respectively.

Interest and Other Expense, net

	Three Months Ended			Nine Months Ended
	September 29,	September 30,	Percent	September 29,	September 30,	Percent
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Interest income	$1.2	$0.2	397.9%	$2.5	$0.4	466.9%
Interest expense	$(12.3)	$(9.4)	31.2%	$(35.9)	$(23.1)	55.6%
Other expense, net	$(2.1)	$(2.1)	0.1%	$(0.8)	$(2.5)	68.0%

Interest income increased $1.0 million and $2.1 million in the three and nine months ended September 29, 2023 compared to the same periods in the prior year, primarily due to higher interest income earned on cash and cash equivalent balances attributed to higher interest rates in the current period.

Interest expense increased $2.9 million and $12.8 million in the three and nine months ended September 29, 2023 compared to the same periods in the prior year, due primarily to higher interest rates.

Other expense, net, decreased $1.7 million in the nine month period ended September 29, 2023, compared to the same period in the prior year, due to the favorable foreign exchange transactions and remeasurements as the U.S. dollar strengthened in the current period partially offset by a loss from fair value adjustments.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	September 29,	September 30,	Percent	September 29,	September 30,	Percent
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Provision for income taxes	$5.3	$12.1	(56.2)%	$17.1	$29.4	(41.8)%
Effective tax rate	-70.7%	48.3%		-488.6%	57.2%

The increase in the effective tax rate for the three and nine month periods ended September 29, 2023 compared to the same periods in the prior year is primarily attributable to changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full federal and state valuation allowances.

Company management continuously evaluates the need for a valuation allowance on its deferred tax assets and, as of September 29, 2023, concluded that a full valuation allowance on its federal, state and certain of its foreign deferred tax assets remained appropriate.

Liquidity and Capital Resources

Cash and cash Equivalents

The following table summarizes our cash and cash equivalents:

	September 29,	December 30,
(In millions)	2023	2022	Decrease
Total cash and cash equivalents	$342.0	$358.8	$(16.8)

The following table summarizes the Condensed Consolidated Statements of Cash Flow information:

	Nine Months Ended
	September 29,	September 30,
(In millions)	2023	2022
Operating activities	$100.6	$86.0
Investing activities	(56.9)	(64.2)
Financing activities	(61.0)	(27.2)
Effects of exchange rate changes on cash and cash equivalents	0.5	(7.6)
Net decrease in cash and cash equivalents	$(16.8)	$(13.0)

Our primary cash inflows and outflows were as follows:

•
For the nine months ended September 29, 2023, we generated cash from operating activities of $100.6 million compared to $86.0 million for the nine months ended September 30, 2022. The $14.6 million increase in net cash from operating activities was driven by a $149.2 favorable change in net working capital offset in part by a $92.0 million decrease from non-cash items and by a $42.6 million decrease in net income.
•
The major contributors in net changes in operating assets and liabilities for the nine months ended September 29, 2023 were as follows:
o
Accounts receivable decreased $83.2 million primarily due to the timing of shipments and collections, inventories and prepaid expenses decreased $65.6 million and $7.5 million, respectively.
o
Accounts payable decreased $61.2 million, income taxes payable decreased $8.9 million, and accrued compensation and related benefits decreased $11.8 million, primarily due to the timing of payments.
•
Net cash used in investing activities during the nine months ended September 29, 2023 and September 30, 2022 consisted primarily of $59.2 million and $67.9 million purchases of property, plant and equipment, respectively.
•
During the nine months ended September 29, 2023, cash used in financing activities was $61.0 million, compared to cash used in financing activities of $27.2 million in the nine months ended September 30, 2022. The change is due to $6.9 million higher principal payments on bank borrowings and to $23.7 million cash used in our share repurchase program initiated in the fourth quarter of fiscal year 2022.

We believe we have sufficient capital to fund our working capital needs, satisfy our debt obligations, maintain our existing capital equipment, purchase new capital equipment and make strategic acquisitions from time to time. As of September 29, 2023, we had cash of $342.0 million compared to $358.8 million as of December 30, 2022. Our cash and cash equivalents, cash generated from operations, and amounts available under our revolving line of credit described below were our principal sources of liquidity as of September 29, 2023.

Fluid Solutions has an existing factoring arrangement with a financial institution in which a portion of its accounts receivable are sold on a non-recourse basis. For the nine months ended September 29, 2023, Fluid Solutions factored $7.4 million under this arrangement.

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

As of September 29, 2023, we have cash of approximately $213.9 million in our foreign subsidiaries. It is not practicable to determine the tax liability that might be incurred if the undistributed earnings of these foreign subsidiaries were to be distributed. For undistributed earnings of foreign subsidiaries which are not considered indefinitely reinvested, deferred taxes have been accrued.

Borrowing Arrangements

The following table summarizes our borrowings:

	September 29,
	2023
(Dollars in millions)	Amount	Weighted- Average Interest Rate
U.S. Term Loan	$483.2	8.7%
Fluid Solutions Debt Facilities	6.0	8.3%
Debt issuance costs	(7.5)
	$481.7

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

The revolving credit facility has an available commitment of $150.0 million and a maturity date of February 27, 2025. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. Outstanding letters of credit reduce the availability of the revolving credit facility and, as of September 29, 2023, the Company had $146.1 million, net of $3.9 million of outstanding letters of credit, available under this revolving credit facility.

The letter of credit facility has an available commitment of $50.0 million and a maturity date of August 27, 2025. The Company pays a quarterly fee in arrears equal to 2.5% (subject to certain adjustments to the Term Loan) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of September 29, 2023, the Company had $3.9 million of outstanding letters of credit and $46.1 million of available commitments remaining under the letter of credit facility.

On June 29, 2023, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement to replace the LIBOR-based reference interest rate option with a reference interest option based upon Term SOFR under the Credit Agreement.

Under the Credit Facilities, the Company may elect that the Term Loan bear interest at a rate per annum equal to either (a) “ABR” (as defined in the Credit Agreement), plus the applicable margin or (b) the “Eurodollar Rate” (as defined in the Credit Agreement), based on SOFR, plus the applicable margin. The applicable margin for the Term Loan is equal to a rate per annum to either (i) at any time that the Company’s corporate family rating is Ba3 (with a stable outlook) or higher from Moody’s and BB- (with a stable outlook) or higher from S&P, (x) 3.50% for such Eurodollar term loans and (y) 2.50% for such ABR term loans or (ii) at all other times, (x) 3.75% for such Eurodollar term loans and (y) 2.75% for such ABR term loans. Interest on the Term Loan is payable on (1) in the case of such ABR term loans, the last day of each calendar quarter and (2) in the case of such Eurodollar term loans, the last day of each relevant interest period and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period. At September 29, 2023, the Company had an outstanding amount under the Term Loan of $483.2 million, gross of unamortized debt issuance costs of $7.5 million. As of September 29, 2023, the interest rate on the outstanding Term Loan was 9.2%.

The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. On July 27, 2023, the Company entered into a Fifth Amendment (“Amended Credit Agreement”) to provide the Company with certain relief under the consolidated fixed charge coverage ratio and consolidated total gross leverage ratio maintenance covenants described in the Credit Agreement (the “Financial Covenant Adjustments”), which are applicable only to the revolving credit facility portion of its credit facilities. The Financial Covenant Adjustments are effective during the period commencing with the fiscal period ended June 30, 2023, through to the fiscal period ending December 31, 2024, subject to certain anti-cash hoarding and minimum liquidity requirements during such period. At the election of the Company, and subject to demonstrating compliance with certain financial ratio tests, the Financial Covenant Adjustments may terminate earlier than December 31, 2024. Upon termination of the Financial Covenant adjustments, such financial maintenance covenants will revert to the levels set forth in the existing Credit Agreement and the anti-cash hoarding and minimum liquidity requirements will no longer be applicable. The Company currently has no revolving loans outstanding under the Credit Agreement. As of September 29, 2023, the Company was in compliance with the financial covenants contained within the Amended Credit Agreement.

The Company has a credit agreement with a local bank in the Czech Republic that provides for a revolving credit facility in the aggregate of up to 7.0 million euros (approximately $7.4 million). As of September 29, 2023, no debt was outstanding under this revolving credit facility.

Fluid Solutions has credit facilities with various financial institutions in Israel that provides borrowings of up to $18.5 million. As of September 29, 2023, Fluid Solutions had $6.0 million of outstanding debt with average interest rate ranges from 7.5% to 8.4%.

As of September 29, 2023, the Company’s total bank debt was $481.7 million, net of unamortized debt issuance costs of $7.5 million. As of September 29, 2023, the Company had $146.1 million, $12.5 million and $7.4 million available to draw from our credit facilities in the U.S., Israel and Czech Republic, respectively.

The fair value of the Company’s long-term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The Company’s carrying value approximates fair value for the Company’s long-term debt.

Capital Expenditures

Capital expenditures were $59.2 million during the nine months ended September 29, 2023 and were primarily attributable to the capital invested in our manufacturing facilities worldwide as well as costs associated with the ongoing design and implementation of our new enterprise resource planning system. The Company’s anticipated capital expenditures for the remainder of 2023 are expected to be financed primarily from our cash flow generated from operations.

Contractual Obligations

The Company had commitments to various third parties to purchase inventories totaling approximately $422.5 million as of September 29, 2023.

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification against certain liabilities to our customers, which may include claims of losses by their own customers resulting out of property damages, bodily injuries or deaths, or infringement of intellectual property rights by our products. Our potential liability arising out of intellectual property infringement claims by any third party is generally uncapped. As of September 29, 2023, we have not incurred any significant costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our chief executive officer and our chief financial officer concluded the disclosure controls and procedures were not effective as of September 29, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, due to the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2022.

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

As we continue to evaluate and work to improve our internal control over financial reporting, we may decide to take additional measures to address control deficiencies or modify the remediation plans described above. We believe that these actions will remediate the material weaknesses, however the material weaknesses will not be considered remediated until the applicable controls have operated for a period of time in order to have sufficient samples to test. Management must conduct testing to conclude that these controls are operating effectively. While Management believes that the aforementioned plans will effectively remediate the material weaknesses prior to the end of fiscal 2023, there is no assurance on the exact timing of the completion of the remediation. As the remediation plans continue to be implemented, management may be required to take additional measures or modify the plan elements.

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts discussed above under “Remediation Plan”, there were no changes in internal control over financial reporting during the fiscal third quarter ended September 29, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

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

The following table sets forth information related to repurchases of our equity securities during the nine months ended September 29, 2023:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
December 31, 2022 — January 27, 2023	389,299	$33.12	389,299	$125.0
January 28, 2023 — February 24, 2023	—	—	—	$125.0
February 25, 2023 — March 31, 2023	43,387	$29.67	43,387	$123.7
April 1, 2023 — April 28, 2023	159,180	$28.67	159,180	$119.1
April 29, 2023 — May 26, 2023	177,683	$27.84	177,683	$114.2
May 27, 2023 — June 30, 2023	—	$—	—	$114.2
July 1, 2023 — July 28, 2023	—	$—	—	$114.2
July 29, 2023 — August 25, 2023	—	$—	—	$114.2
August 26, 2023 — September 29, 2023	—	$—	—	$114.2

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a) Exhibits

The following exhibits are filed with this quarterly Report on Form 10-Q for the quarter ended September 29, 2023:

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
Date: November 7, 2023

	By:	/S/ JAMES P. SCHOLHAMER
	Name:	James P. Scholhamer
	Title:	Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

Date: November 7, 2023

	By:	/S/ SHERI SAVAGE
	Name:	Sheri Savage
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)