Form 10-K
period 2023-12-29
Ultra Clean Holdings, Inc.
filed 2024-03-06
CIK 1275014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 30, 2023, as reported on the NASDAQ Global Market, was approximately $1,688.9 million. Shares of common stock held by each executive officer and director have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

Number of shares of the registrant’s common stock outstanding as of February 29, 2024: 44,653,193

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the December 29, 2023 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 29, 2023.

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

On October 25, 2023, we acquired 100% of the shares of HIS Innovations Group (“HIS”), a privately held company based in Hillsboro, Oregon. HIS is a leading supplier to the semiconductor sub-fab segment including the design, manufacturing, and integration of components, process solutions, and fully integrated sub-systems. The purchase price was comprised of initial cash consideration of $46.5 million, subject to customary post-closing adjustments, and up to $70.0 million of additional cash consideration that may be payable subject to the performance of the acquired business during the remainder of fiscal years 2023, 2024, and 2025. The acquisition strengthens our leadership in developing and supplying critical products to the semiconductor industry, and extends our reach into the sub-fab area.

In 2022, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $150.0 million of the Company’s common stock over a three-year period. In fiscal years 2023 and 2022, approximately 1.1 million and 0.3 million shares were repurchased under this program with an aggregate cost of $29.4 million and $12.1 million and an average price of $29.16 and $35.31 per share, respectively.

Our international revenues represented 69.6%, 68.9% and 65.1% of total revenues for fiscal years ended 2023, 2022 and 2021, respectively. See Note 13 to the Notes to Consolidated Financial Statements for further information about our geographic revenues.

Our Suite of Offerings

We are a leading developer and supplier of critical subsystems, parts, components and ultra-high purity cleaning and analytical services primarily for the semiconductor industry. We offer our customers an integrated outsourced solution for major subassemblies, improved design-to-delivery cycle times, design for manufacturability, prototyping and component manufacturing, tool chamber parts cleaning and coating and micro contamination analytical services. We offer our customers:

•
A vertically integrated solution for complex and highly configurable systems. We provide our customers a broad outsourced solution for the development, design, component sourcing and cleaning, prototyping, engineering, and manufacturing and testing of advanced systems. We utilize our weldment and frame fabrication capabilities together with highly specialized engineering, global supply chain management, and assembly capabilities to produce high performance products that are customized to meet the needs of equipment suppliers and chipmakers. We enable our customers to minimize their overall number of suppliers, simplify their supply chain and reduce their inventories.
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
•
Subsystem manufacturing. Our experience with the demanding requirements in semiconductor equipment manufacturing has enabled us to become a leading developer and supplier of critical modules and subsystems. These assemblies include gas and fluid delivery solutions, wafer transport systems, mechatronic assemblies, process modules, and sub-fab process equipment support racks.
•
Improved design-to-delivery cycle times. Our strong customer relationships and familiarity with their product requirements and the ever-changing needs of their customer base help us reduce their design-to-delivery cycle times. We seek to optimize our supply chain management, design and manufacturing coordination and controls to respond rapidly to order requests, enabling us to decrease product design and customization cycle times for our customers. Because our engineers work closely with our customers’ engineers and understand the fabrication, assembly and testing of their products, we often can improve their design for manufacturability, implement automation, thereby reducing their cost and improving their, quality and consistency.
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

•
Parts cleaning and coating and analytical verification: Through our Services business, we offer integrated device manufacturers (“IDM”) validated, ultra-high purity process tool chamber parts cleaning and coating services. Included in these services are tool part process optimization solutions that could lower the total cost of ownership for our customers. We also offer analytical verification of process tool chamber part cleaning effectiveness and micro contamination analysis of tool parts, wafers and depositions, chemicals, cleanroom materials, deionized water and airborne molecular contamination.

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
•
Leverage our geographic presence in lower-cost manufacturing regions. The diverse footprint of our manufacturing facilities allows us to provide cost competitive solutions. These facilities house subsystem assembly, weldment and thermal control heater operations and are near the manufacturing facilities of existing and potential customers and their end users. In Singapore, we have a procurement office and substantial manufacturing capabilities. Many of our manufacturing facilities use similar processes and procedures, enabling us to respond rapidly to demand changes from our customers. Several of UCT’s facilities are also in low-cost regions, strategically close to our customers, adding to our competitive advantage.
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
•
Strengthen vertical integration. We continue to strengthen our vertically integrated business model by investing in our operations or acquiring companies along the semiconductor supply chain to increase our capabilities, improve our cost structure, and enhance control, efficiency, and quality across our global operations. By deepening our integration capabilities, we aim to streamline processes, reduce dependencies, and fortify our position as a leading solutions and service provider in the semiconductor ecosystem.

Products

We design, develop, prototype, manufacture and test subsystems, primarily for the semiconductor equipment market. Our products include precision robotic solutions, gas delivery systems, sub-fab process equipment support racks, a variety of industrial and automation production equipment products, and subsystems that include wafer cleaning modules, chemical delivery modules, top-plate assemblies, frame assemblies, and process modules. We also offer a wide range of parts and components such as ultra-clean valves, high purity connectors, industrial process connectors and valves, pneumatic actuators, manifolds and safety solutions, hoses, gas delivery systems, and pressure gauges.

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
•
Other high-level assemblies: Other high-level assemblies refer to large subsystems used in semiconductor manufacturing and sub-fab, display, medical, energy, industrial and research industries.

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

The majority of our total revenue comes from the highly concentrated semiconductor capital equipment industry (OEM customers), so we are dependent upon a small number of customers. Our two largest revenue customers in fiscal years 2023, 2022 and 2021 were Applied Materials, Inc. and Lam Research Corporation, each of which accounted for more than 10% of our total revenues in those three years. As a group, our respective year’s top two customers accounted for 57.4%, 62.7% and 64.0% of the Company’s revenues for fiscal years 2023, 2022 and 2021, respectively.

Approximately 93.2% of our total revenues for the fiscal year 2023 came from multiple segments of the semiconductor industry, which include IDM, Foundry, OEM, and sub-tier suppliers.

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

We have dedicated New Business Development managers for both our product and service businesses. They are responsible for initiating and developing long-term, multi-level relationships and work closely with the customers on new business opportunities. Our Customer Business Management organization includes technical sales support for order placement, spare parts quotes, production status updates as well as service and maintenance contracts and analysis business. We have technical relationship representatives located at most of our facilities.

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

Employees and Human Capital

As of December 29, 2023, we had 6,657 employees, of which 527 were temporary. Of our total employees, there were 124 in engineering, 21 in technology development, 386 in sales and support, 4,252 in direct manufacturing, 1,221 in indirect manufacturing and 653 in administrative and executive functions. These figures include 2,993 employees in Asia Pacific and 1,535 employees in EMEA. None of our employees are represented by a labor union and we have not experienced any work stoppages.

UCT believes that its employees are its most important assets. The Company has a long history of embracing diversity, multiculturalism and belonging and is reinforcing a culture of inclusion by committing to even greater transparency, clearer targets and comprehensive training to improve diversity and inclusion within the company to ensure every employee is treated with dignity and respect. The goal is to foster an atmosphere of acceptance, inclusion, trust and of mutual respect for all. To reach that goal, UCT provides mandatory practical and continuous education to all employees on behavioral expectations.

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

Social Responsibility

UCT believes that social responsibility is defined as “positively impacting society by ensuring the people we work with are safe and treated with dignity and respect, and by being a good neighbor in the communities in which we operate”. UCT applies its core values to employee engagement inside and outside the Company. Positively involving employees and giving back to communities is central to UCT’s culture. Supported by the Company, UCT employees contribute directly to the community with their time and resources. In 2023, UCT organized and conducted 31 events designed to give back and support its communities.

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

Executive Officers

Set forth below is information concerning our executive officers as of March 6, 2024.

Name	Age	Position
James P. Scholhamer	57	Chief Executive Officer and Director
Sheri Savage	53	Chief Financial Officer
Jeff McKibben	61	Chief Information Officer
Chris Cook	55	President, Products Business
William C. Bentinck	62	President, Services Business
Brian E. Harding	43	Senior Vice President, Chief Accounting Officer
Jamie J. Palfrey	56	Senior Vice President, Global Human Resources
Paul Y. Cho	46	General Counsel and Corporate Secretary

James P. Scholhamer joined the Company as Chief Executive Officer and a member of our Board of Directors in January 2015. Prior to joining Ultra Clean, Mr. Scholhamer served as Corporate Vice President and General Manager of Applied Materials, Inc., leading the Equipment Products Group and Display Services Group of its Global Service Division from February 2011 to January 2015. Mr. Scholhamer joined Applied Materials, Inc. in 2006, where, prior to his most recent position, he served as Vice President of Operations Display and Solar Products Division from July 2006 to December 2008 and Corporate Vice President and General Manager of the Display Business Group from December 2008 to February 2011. Prior to that, Mr. Scholhamer worked for Applied Films Corporation as COO/CTO and Vice President of Operations, Engineering and Research Development in the company’s German office from September 2002 to July 2006 and as Vice President of Thin Film Coating Division and Thin Film Equipment Division in the company’s Colorado office from July 2000 to September 2002. Mr. Scholhamer holds a B.S. in Materials and Metallurgical Engineering from the University of Michigan.

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

Paul Y. Cho has served as our General Counsel and Corporate Secretary since October 2019. Mr. Cho brings over a decade of experience in various legal disciplines, including IP and commercial litigation, joint venture projects, and commercial transaction work. Most recently, from April 2016 to October 2019, Mr. Cho held the position of General Counsel and Corporate Secretary for the North American operations of the world’s second largest memory chip supplier, SK Hynix, Inc., and held the position of Senior Counsel at its corporate headquarters from September 2014 to March 2016. Prior to SK Hynix Inc., Mr. Cho served as Senior Legal Counsel for Samsung SDI, a storage battery manufacturing company, from June 2013 to September 2014 and as Legal Counsel for LG Electronics, an electronics company, from April 2012 to May 2013. Mr. Cho holds a B.A. in English from the University of Michigan and a J.D. from the University of Minnesota Law School.

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

A small number of OEM customers have historically accounted for a significant portion of our revenues, and we expect this trend to continue. Our top two customers accounted for 57.4%, 62.7% and 64.0% of our revenues for fiscal years 2023, 2022 and 2021, respectively. Because most of these customers are not contractually obligated to place any orders with us, the success of our products business largely depends on these OEMs’ own discretion, which discretion is buttressed by the fact that the OEMs generally own, and are therefore free to license as they see fit, the designs and other intellectual property to the products we manufacture for them. And since most of these OEMs are already our customers, any lost revenue resulting from the loss, reduction, cancellation or delay in purchase orders by any one of these customers would be difficult to replace. In the past, we have seen decreases in our business volume for those customers who have taken the manufacturing of our products in-house, given market share to our competitors, or declared bankruptcy.

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

We generated approximately 69.6% and 68.9% of our revenues in international markets for fiscal years 2023 and 2022, respectively. Depending on market conditions, we intend to further expand our operations in Asia Pacific and EMEA. The carrying amount of our fixed assets in Asia Pacific and EMEA were $132.6 million and $80.1 million, respectively as of December 29, 2023, and $129.1 million and $76.2 million, respectively as of December 30, 2022.

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

From time to time, we may seek to expand our business through investments in joint ventures with complementary businesses, technologies, services or products, in both new and existing market categories and geographic regions. Our investments in joint ventures are subject to a number of risks, including many of the same risks that we encounter in our acquisition activities. In particular, we participate in a joint venture with Cinos Co., Ltd. (“Cinos Korea”) in South Korea and Cinos Xi’an in China. The success of these joint ventures will continue to demand significant management and capital resources, and effective management of those risks inherent in overseas joint venture operations, including: protection of our intellectual property; economic, political and labor instability; language and cultural differences; contractual enforcement issues; and managing product development, operations and sales activities that are physically far removed from our headquarters and have historically been centralized with local management. In addition, from time to time in the future, our joint venture partners may have economic or business interests that are different from ours. If each joint venture business does not progress according to our plans and anticipated timing, our investment in the joint ventures may not be successful.

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

We design, develop and market critical subsystems and proprietary cleaning, coating and analytical services to OEMs, IDMs and other customers. The introduction of new products and processes is inherently risky because it is difficult to foresee the adoption of new standards, coordinate our technical personnel and strategic relationships and win acceptance of new products by our customers. We may ultimately not be able to recoup design and development expenditures. For several quarters following their introduction, newly introduced products typically carry lower gross margins than existing products. If any of our new systems or subsystems are not successful in the market, or if we are unable to obtain gross margins on new products that are similar to the gross margins we have historically achieved, our business, operating results and financial condition could be adversely affected.

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

We are continuing the implementation of a company-wide ERP system. This process has been and continues to be complex and time-consuming and we expect to incur additional capital outlays and expenses. This ERP system will replace many of our existing operating and financial systems, which has been and is a major undertaking from a financial management and personnel perspective. Should the ERP system not be implemented successfully throughout all our business units on time and within budget, or if the system does not perform in a satisfactory manner, it could be disruptive and adversely affect our operations, including our ability to: (i) report accurate, timely and consistent financial results; (ii) purchase supplies, components and raw materials from our suppliers; and (iii) deliver products and services to customers on a timely basis and to collect our receivables from them. We have teams leading the implementation of the ERP system at most of our locations. To the extent these teams or key individuals are not retained through the implementation process, the success of our implementation could be compromised and the expected benefits of the ERP system may not be realized. Finally, even once implemented in a business unit we may not realize the anticipated efficiencies and we may incur additional expenses and efforts post-implementation.

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls which, if not remediated, could adversely affect the accuracy, reliability, and timeliness of our financial reports, our reputation, business operations, and stock price.

Based on our evaluation under the COSO framework as further described under “Item 9A – Controls and Procedures," our management concluded that we did not maintain effective internal control over financial reporting as of December 29, 2023 due to material weaknesses.

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

Inventory is one of the largest assets on our balance sheet, representing 20.1% of our total assets as of December 29, 2023. Effective management of raw materials, work-in-process and finished goods is imperative to keep inventory costs down and maintain or improve gross margins, all the while meeting changing customer requirements.

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

Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software attacks, attempts to gain unauthorized access to systems and data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data (our own or that of third parties). Under the supervision of our Chief Information Officer and Chief Information Security Officer, we have adopted certain measures to combat potential cyberattacks and information espionage, including implementation of certain security tools to detect nefarious activities within our system. Yet, given the unpredictability of the timing, nature and scope of such cybersecurity disruptions, and given those cyberattacks targeting those systems outside of our direct control (such as our supply chain's infrastructure), we could experience detrimental impacts on our operations or ability to provide products and services to our customers (such as production downtimes and operational delays), misappropriation, destruction or corruption of confidential information or other data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, and/or reputational harm, any of which could have a material adverse effect on our business.

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

We use conflict minerals in manufacturing our products. As a result, we are required to perform ongoing due diligence on our supply chain and publicly disclose the nature and results of such efforts. Our most recent disclosure was filed on Form SD on May 19, 2023, noting that we could not yet determine whether the conflict minerals we source were, directly or indirectly, used to finance or benefit armed groups in the Democratic Republic of Congo and its adjoining countries. There have been and there will be costs associated with complying with these disclosure requirements to determine the sources of conflict minerals used in our products, and potential changes to products, processes or sources of supply as a consequence of such verification activities. Complying with these rules could adversely affect the sourcing, supply and pricing of materials used in our products and result in substantial additional costs. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we are not certain that we will be able to obtain the conflict minerals from such suppliers in sufficient quantities or at competitive prices. We may also face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products. If we are unable to comply with these disclosure rules (which themselves may be subject to potential re-formulation by the new administration), we could be subject to enforcement actions by the SEC and liability under the Securities Exchange Act of 1934, which could result in material adverse consequences to our business, as well as significant fines and penalties.

Financial, Tax and Capital Markets Risks

We have significant existing indebtedness; the restrictive covenants under our credit agreement or other limitations on financing may limit our ability to expand or pursue our business strategy; if we are forced to pay our indebtedness prior to its maturity, our financial position could be materially and adversely affected.

As of December 29, 2023, we have gross debt of $485.3 million. Such debt is composed of a $479.3 million term loan outstanding under our credit agreement with Barclays Bank and $6.0 million under credit facilities at Fluid Solutions less unamortized debt costs of $6.5 million.

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

We made capital expenditures of approximately $75.8 million and $100.1 million for fiscal years 2023 and 2022, respectively, which are primarily related to investments in our manufacturing facilities in the United States, Ireland and Malaysia and to our ERP system implementation. The amount of our future capital requirements will depend on many factors, including: the cost associated with the expansion of our manufacturing capacity into Malaysia as part of our strategic growth plan; the cost to maintain appropriate IT systems; the cost to maintain adequate manufacturing capacity; the timing and extent of spending to support product development efforts; the timing of new product introductions and enhancements to existing products; the timing, size and availability of strategic transactions; the cost to integrate our acquisitions into our business environment; changing manufacturing capabilities to meet new or increased customer requirements; market acceptance of our products; and our ability to generate sufficient cash flow from our operating activities.

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

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value.

We have a stock repurchase program under which we are authorized to repurchase our common stock. Our repurchase program may be suspended or terminated at any time. Even if our stock repurchase program is fully implemented, it may not enhance long-term stockholder value. Also, the amount, timing, and execution of our stock repurchase programs may fluctuate based on our priorities for the use of cash for other purposes and because of changes in cash flows, tax laws, and the market price of our common stock.

If we were required to impair all or part of our goodwill and/or our acquired intangible assets, our net income and net worth could be materially adversely affected.

We had $265.2 million of goodwill recorded on our Consolidated Balance Sheet as of December 29, 2023. Goodwill represents the excess of cost over the fair market value of net tangible and finite lived, identifiable intangible assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. During the fourth quarter of each year, we perform an annual review of our goodwill and acquired intangible assets to determine if they have become impaired. We also conduct the same evaluation whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to impair all or a significant part of our goodwill and/or our acquired intangible assets, our financial results could be materially adversely affected.

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

As a global company, we are subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Our annual and quarterly tax rates could be affected by numerous factors, including changes in the applicable tax laws, amount and composition of pre-tax income in countries with different tax rates, and valuation of our deferred tax assets and liabilities. In addition, due to economic and political conditions, tax laws and tax rates for income taxes in various jurisdictions may be subject to significant changes. For example, the Organization for Economic Co-Operation and Development (the “OECD”) continues to advance proposals for modernizing international tax rules, including the introduction of a framework to implement a global minimum corporate tax of 15%, referred to as Pillar Two. While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two, certain countries in which we operate have adopted legislation and other countries are in the process of introducing legislation to implement Pillar Two. It is possible that such measures, if adopted, may adversely affect our provision for income taxes.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

At UCT, cybersecurity risk management forms a critical component of UCT’s overall enterprise risk management program. Led by our Chief Information Security Officer (“CISO”), and under the oversight of our Board of Directors, we have implemented processes to assess, identify, manage and report cybersecurity risks, which, together with our broader business continuity plans, aim to not only address immediate response to cybersecurity incidents but also ensure swift restoration of critical systems and the maintenance of core business functions in the face of digital threats. Our senior management and information technology (“IT”) security teams devote considerable time and resources to conducting regular evaluations of our systems and implementing necessary enhancements to our security infrastructure to better guard against evolving cybersecurity threats.

Our CISO, reporting directly to our Chief Information Officer (“CIO”), is responsible for designing, developing and implementing our overall information security program that sets forth a governance structure and processes to ensure regular risks assessments and timely reports regarding cybersecurity risks. We actively scan across our information infrastructure for security vulnerabilities inherent in our business as we rely extensively on information and technology systems for managing transactions, tracking financial performance, and storing sensitive data. We also continuously monitor and assess risks associated with the interconnected nature of many of our information and technology systems, such as ERP platforms, supply chain management systems, and electronic payment gateways. In the normal course of our monitoring process, upon identifying certain vulnerabilities within our business and information systems during a recent security assessment, our information security team, in close collaboration with a third-party expert, promptly began to remediate these vulnerabilities to prevent any potential compromise of our systems or data.

Using threat models and intelligence, we regularly assess a range of cyber threats, including hacking attempts, malware attacks, phishing schemes, infrastructure intrusions, and insider threats. In conjunction with our ongoing threat and vulnerability assessments, we evaluate the various ways, and the extent to which, cyberattacks may materially impact our business, including financial loss, regulatory penalties, reputation damage, and litigation risks. In this rapidly evolving cybersecurity environment, we recognize staying informed about emerging cybersecurity threats and industry best practices is an indispensable part of assessing and identifying cybersecurity risks, particularly within the manufacturing sector. Our involvement includes active participation in industry associations, sharing threat intelligence, and collaborating with regulatory bodies and law enforcement. This collaboration strengthens our defenses against potential threats to our financial and information systems.

As part of our ongoing commitment to maintain a robust cybersecurity program to protect all stakeholders, including our customers, investors, employees, and vendors, we have allocated significant resources to improve our IT security. We have deployed various protocols as part of a larger preventive framework against cyber threats, including advanced security technologies and services, firewalls outfitted with cutting-edge capabilities, layers of encryption protocols, Identity and Access Management (“IAM”) controls, and muti-factor authentication. Our employees are required to complete cybersecurity best practice training on a regular basis (no less than once a year), the results of which are collected and reported to the senior management for further evaluation. We regularly engage third-party experts to assess the effectiveness of our security protocols and infrastructure, to detect potential threats and assist with remediation efforts, and to generally monitor and adapt our cybersecurity protocols to constantly evolving cybersecurity threats. In addition, we have deployed a Third-Party Risk Management (“TPRM”) tool that sends questionnaires to our vendors designed to assess their cybersecurity vulnerabilities. These and other cybersecurity risk management protocols at UCT are being governed by our comprehensive cybersecurity policies, plans and incident response playbooks, to manage both our preventive efforts against cyber threats and quick and effective response protocols in the event of cybersecurity breaches. In the event of an incident, we are prepared to follow the steps outlined in these playbooks, from initial detection to mitigation, as well as notification to all appropriate functions, including the senior management and the Board.

Our Board of Directors has the overall oversight responsibility for our risk management, and delegates the cybersecurity and other risks relating to our information controls and security to our Audit Committee. Both the Audit Committee and the full Board regularly receive updates from our management on cybersecurity matters and our ongoing risk management efforts, and actively participate in ongoing discussions. In addition, the Board and the Compensation Committee review and approve the key performance indicators applicable to all management personnel responsible for effectively managing cybersecurity risk management programs at UCT, and engage in regular review of the Company’s performance against those indicators.

We continue to face cybersecurity risks related to our business. While these risks have yet to materially affect us, we cannot guarantee that our ongoing and increasingly robust approach towards cybersecurity will be able to prevent cybersecurity incidents that could have a material adverse effect on us. For additional information about cybersecurity risks we face, see the risk factor item “Our business may be adversely affected by IT disruptions, including by impairing our ability to effectively deliver our products or services, which could cause us to lose customers” in Item 1A-Risk Factors.

Item 2. Properties

UCT’s headquarters is located in Hayward, California. This facility provides administrative, sales and support, engineering and technology development and manufacturing operations. This lease expires in 2027.

The Company has manufacturing and engineering facilities in California, Texas, Arizona, Israel, Oregon, China, Malaysia, Singapore, United Kingdom, Philippines and Czech Republic. The Company has parts cleaning, analytics and engineering facilities in Colorado, Arizona, California, Oregon, Maine, Texas, Ireland, Israel, Taiwan, South Korea, Singapore and China. These facilities have leases that expire on various dates through 2038 and are subject to periodic changes. We also own buildings and land that are located in South Korea, China and the United Kingdom. We believe that our existing facilities are well-maintained and in good operating condition.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Stock Exchange Listing

Our common stock has been traded on the NASDAQ Global Market under the symbol “UCTT” since March 25, 2004. As of February 20, 2024, there were six holders of record of UCTT common stock.

Dividends on Common Stock

To date, we have not declared or paid cash dividends to our UCT stockholders and we do not intend to do so for the foreseeable future in order to retain earnings for use in our business. Our credit facility also limits our ability to pay dividends.

Repurchases of Common Stock

On October 20, 2022, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $150.0 million of the Company’s common stock over a three-year period. This program may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock. In fiscal 2023, pursuant to a trading plan designed to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, approximately 1.1 million shares were repurchased under this program with an aggregate cost of $29.4 million and an average price of $29.16 per share.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
December 31, 2022 — January 27, 2023	389,299	$33.12	389,299	$125.0
January 28, 2023 — February 24, 2023	—	—	—	$125.0
February 25, 2023 — March 31, 2023	43,387	$29.67	43,387	$123.7
April 1, 2023 — April 28, 2023	159,180	$28.67	159,180	$119.1
April 29, 2023 — May 26, 2023	177,683	$27.84	177,683	$114.2
May 27, 2023 — June 30, 2023	—	—	—	$114.2
July 1, 2023 — July 28, 2023	—	—	—	$114.2
July 29, 2023 — August 25, 2023	—	—	—	$114.2
August 26, 2023 — September 29, 2023	—	—	—	$114.2
September 30, 2023 — October 27, 2023	176,606	$23.90	176,606	$110.0
October 28, 2023 — November 24, 2023	62,762	$24.04	62,762	$108.5
November 25, 2023 — December 29, 2023	—	—	—	$108.5

Stock Price Performance Graph

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

The following stock performance graph compares the cumulative total stockholder returns during the period from December 28, 2018 to December 29, 2023, of our common stock to the NASDAQ Composite Index and the RDG Semiconductor Composite Index. The comparison assumes $100 was invested on December 28, 2018, in our common stock and in each of the foregoing indices. The stock performance shown on the following graph represents historical stock performance and is not necessarily indicative of future stock price performance.

## COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$800
$700
$600
$500
$400
$300
$200
$100
$0
12/28/18
12/27/19
12/25/20
12/31/21
12/30/22
12/29/23
Ultra Clean Holdings, Inc.
NASDAQ Composite
RDG Semiconductor Composite

*$100 invested on 12/28/18 in stock or 12/31/18 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.

The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported by the NASDAQ Global Market:

	High	Low
Fiscal year 2022
First quarter	$60.49	$37.72
Second quarter	$41.41	$26.61
Third quarter	$36.23	$25.19
Fourth quarter	$39.10	$23.32
Fiscal year 2023
First quarter	$38.84	$29.01
Second quarter	$39.15	$26.59
Third quarter	$40.80	$28.04
Fourth quarter	$35.54	$22.15

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

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure at the date of our Consolidated Financial Statements. On an on-going basis, we evaluate our estimates and judgments, including those related to inventories, income taxes, business combinations, contingent earn-out liabilities and goodwill, intangible assets and long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We consider certain accounting policies related to revenue recognition, inventory valuation, accounting for income taxes, business combinations, valuation of goodwill, intangible assets and long-lived assets to be critical policies due to the estimates and judgments involved in each.

Revenue Recognition

Our revenues for fiscal years 2023, 2022 and 2021, were highly concentrated with a small number of OEM customers in the semiconductor capital equipment industry. We recognize revenue when promised goods or services (performance obligations) are transferred to a customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We perform the following five steps to determine when to recognize revenue:

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

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not more likely than not, we must increase our provision for taxes by recording a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be recoverable. In determining whether the realization of these deferred tax assets may be impaired, we make judgments with respect to whether we are likely to generate sufficient future taxable income to realize these assets. In order to reverse a valuation allowance, U.S. GAAP suggest that we review our recent cumulative income/loss as well as determine our ability to generate sufficient future taxable income to realize our net deferred tax assets. As of December 29, 2023, we maintained full valuation allowances on our U.S. federal and state and certain of our foreign deferred tax assets in the amount of $57.9 million as we believe it is more likely than not that these deferred tax assets will not be realized.

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

Business Combinations

In accordance with accounting for business combinations, we allocate the purchase price of acquired companies to the identified tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. We may engage third-party valuation firms to assist management in reviewing management’s identification and determination of the fair values of acquired intangible assets. Such valuations require management to make significant estimates and assumptions. Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

Certain of our acquisition agreements include contingent earn-out arrangements, which are generally based on the achievement of future operating income thresholds. The fair values of these earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in other income (expense). Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52 or 53 week period ending on the Friday nearest December 31. Fiscal years 2023 and 2022, each contained 52 weeks. Fiscal year 2021, contained 53 weeks.

A discussion regarding our financial condition and results of operations for fiscal 2023, compared to fiscal 2022, is presented below. The results of operations for 2023, and the discussion below reflect two months of activity resulting from the acquisition of HIS.

A discussion regarding our financial condition and results of operations for fiscal 2022, compared to fiscal 2021, can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 30, 2022, filed with the SEC on February 28, 2023, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at www.uct.com/investors.

Discussion of Results of Operations

Revenues

	Year Ended
Revenues by Segment	December 29,	Percent	December 30,	Percent	December 31,
(Dollars in millions)	2023	Change	2022	Change	2021
Products	$1,501.6	(27.6)%	$2,074.7	15.0%	$1,803.9
Services	232.9	(22.3)%	299.6	0.6%	297.7
Total revenues	$1,734.5	(26.9)%	$2,374.3	13.0%	$2,101.6
Products as a percentage of total revenues	86.6%		87.4%		85.8%
Services as a percentage of total revenues	13.4%		12.6%		14.2%

Total Products and Services revenues decreased $639.8 million in fiscal year 2023 over fiscal year 2022, primarily due to weaker demand in the semiconductor industry driven largely by macroeconomic and geopolitical factors.

	Year Ended
Revenues by Geography	December 29,	Percent	December 30,	Percent	December 31,
(Dollars in millions)	2023	Change	2022 (1)	Change	2021
United States	$526.8	(28.6)%	$738.0	0.5%	$734.4
International	1,207.7	(26.2)%	1,636.3	19.7%	1,367.2
Total revenues	$1,734.5	(26.9)%	$2,374.3	13.0%	$2,101.6
Unites States as a percentage of total revenues	30.4%		31.1%		34.9%
International as a percentage of total revenues	69.6%		68.9%		65.1%

(1) Subsequent to the original issuance of the Company’s 2022 Consolidated Financial Statements, management identified an immaterial disclosure error related to revenues shipped locally and internationally. See Note 13 to the Notes to Consolidated Financial Statements for more information on the impact of this correction.

Revenues by geographic area are categorized based on the customer’s location to which the products were shipped or services were performed. Both U.S. and foreign revenues decreased in fiscal 2023 over fiscal 2022, primarily as a result of the global slowdown in semiconductor industry resulting in less demand for our products and services.

Cost of Revenues

	Year Ended
Cost of revenues by Segment	December 29,	Percent	December 30,	Percent	December 31,
(Dollars in millions)	2023	Change	2022	Change	2021
Products	$1,290.5	(24.6)%	$1,712.3	15.8%	$1,478.7
Services	166.7	(15.4)%	197.0	2.1%	192.9
Total Cost of revenues	$1,457.2	(23.7)%	$1,909.3	14.2%	$1,671.6
Products cost as a percentage of total Products revenues	85.9%		82.5%		82.0%
Services cost as a percentage of total Services revenues	71.6%		65.8%		64.8%

Total cost of revenues decreased $452.1 million in fiscal year 2023 over fiscal year 2022, due to lower demand for both Products and Services driven by reduced spending within the semiconductor industry globally.

Cost of Products revenues consists of purchased materials, direct labor and manufacturing overhead. Cost of products revenues decreased $421.8 million for fiscal 2023 compared to fiscal 2022, due to lower volume of sales driving decreased material costs, lower direct labor spending, unfavorable absorption of overhead costs and lower freight costs.

Cost of Services revenues consists of direct labor, manufacturing overhead and materials (such as chemicals, gases and consumables). Cost of services revenues decreased $30.3 million in fiscal 2023 compared to the prior year driven by lower volumes of service orders, resulting in decrease in labor costs (the largest component of Cost of Services) and lower material costs.

In both segments, costs of revenue as a percent of revenue increased as certain fixed costs remain regardless of volume.

Gross Margin

	Year Ended
Gross Profit by Segment	December 29,	Percent	December 30,	Percent	December 31,
(Dollars in millions)	2023	Change	2022	Change	2021
Products	$211.1	(41.8)%	$362.4	11.4%	$325.2
Services	66.2	(35.5)%	102.6	(2.1)%	104.8
Gross profit	$277.3	(40.4)%	$465.0	8.1%	$430.0
Gross Margin by Segment
Products	14.1%		17.5%		18.0%
Services	28.4%		34.2%		33.5%
Total Company	16.0%		19.6%		20.5%

Gross profit and gross margins fluctuate with revenue levels, product mix, material costs, and labor costs. Products and Services gross profit and gross margin decreased in fiscal year 2023 over fiscal year 2022, primarily due to lower revenue levels and lower factory utilization.

Operating Margin

	Year Ended
Operating Profit by Segment	December 29,	Percent	December 30,	Percent	December 31,
(Dollars in millions)	2023	Change	2022	Change	2021
Products	$29.9	(66.9)%	$90.4	(41.4)%	$154.3
Services	5.3	(82.3)%	30.0	(4.4)%	31.4
Operating profit	$35.2	(70.8)%	$120.4	(35.2)%	$185.7
Operating Margin by Segment
Products	2.0%		4.4%		8.6%
Services	2.3%		10.0%		10.5%
Total Company	2.0%		5.1%		8.8%

Operating profit and operating margin of Products decreased in fiscal year 2023 compared to fiscal year 2022, primarily due to decreases in business volumes and customer demands offset partially by the absence of net loss on divestitures.

Operating profit and operating margin of Services decreased in fiscal year 2023 compared to fiscal year 2022, due to lower gross profit resulting from reduced customer demand.

Research and Development

	Year Ended
	December 29,	Percent	December 30,	Percent	December 31,
(Dollars in millions)	2023	Change	2022	Change	2021
Research and development	$28.3	(0.7)%	$28.5	16.3%	$24.5
Research and development as a percentage of total revenues	1.6%		1.2%		1.2%

Research and development expenses consist primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, the advancement of cleaning and coating and analytical processes, and other product-development activities. Research and development expenses were generally consistent in fiscal year 2023 compared to fiscal year 2022.

Sales and Marketing

	Year Ended
	December 29,	Percent	December 30,	Percent	December 31,
(Dollars in millions)	2023	Change	2022	Change	2021
Sales and marketing	$51.8	(4.8)%	$54.4	12.9%	$48.2
Sales and marketing as a percentage of total revenues	3.0%		2.3%		2.3%

Sales and marketing expenses consist primarily of salaries and commissions paid to our sales employees, salaries paid to our engineers who partner with sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expenses decreased $2.6 million in fiscal year 2023 over fiscal year 2022, due to the decreases in compensation costs and related employee benefits and in spending for certain third party professional services.

General and Administrative

	Year Ended
	December 29,	Percent	December 30,	Percent	December 31,
(Dollars in millions)	2023	Change	2022	Change	2021
General and administrative	$162.0	(12.1)%	$184.3	7.4%	$171.6
General and administrative as a percentage of total revenues	9.3%		7.8%		8.2%

General and administrative expenses decreased $22.3 million in fiscal year 2023 over fiscal year 2022, primarily driven by decreases in stock-based compensation expense of $7.1 million, in other employee related costs of $4.5 million, in amortization of intangible assets acquired through business combinations of $6.1 million, in spending for certain third party professional services of $3.7 million and in depreciation expense of $3.5 million partially offset by increases in acquisition and restructuring related costs of $6.0 million. These restructuring costs primarily reflect employee severance costs and facilities consolidation costs to improve efficiencies in our operational activities and to reduce redundancies.

Net Loss on Divestitures

In 2022, the Company sold four of its non-semiconductor operating subsidiaries of Fluid Solutions. As a result of these divestitures, the Company recorded a net loss of $77.4 million for the twelve months ended December 30, 2022.

Interest and Other Income (Expense), net

	Year Ended
	December 29,	Percent	December 30,	Percent	December 31,
(Dollars in millions)	2023	Change	2022	Change	2021
Interest income	$4.1	355.6%	$0.9	125.0%	$0.4
Interest expense	$(48.8)	44.0%	$(33.9)	40.1%	$(24.2)
Other income (expense), net	$(1.8)	(300.0)%	$0.9	(111.8)%	$(7.6)

Interest income increased $3.2 million in fiscal year 2023 over fiscal year 2022 due to higher interest income earned on cash and cash equivalent balances attributed to higher interest rates in the current period.

Interest expense increased $14.9 million in fiscal year 2023 over fiscal year 2022 due to a higher interest rates.

Other income (expense), net, decreased $2.7 million in fiscal year 2023 over fiscal year 2022, due to the loss from the change of the fair value of contingent earn-out of $2.0 million.

Provision for Income Taxes

	Year Ended
	December 29,	Percent	December 30,	Percent	December 31,
(Dollars in millions)	2023	Change	2022	Change	2021
Provision for income taxes	$10.9	(71.2)%	$37.9	35.8%	$27.9
Effective tax rate	(96.5)%		42.9%		18.1%

The change in tax rates in fiscal year 2023 reflects, primarily, the changes in the geographic distribution of our worldwide earnings and the changes in our net deferred tax asset realization assessment as a result of taxable temporary differences assumed in connection with the HIS acquisition. For fiscal year 2023, our effective tax rate differs from 21.0% primarily due to the valuation allowance in the U.S. and earnings in our foreign subsidiaries subject to local statutory tax rates.

For the year ended December 29, 2023, the Company concluded that a full valuation allowance against its U.S. federal and state net deferred tax assets continues to be necessary. The Company also concluded that some of its foreign deferred tax assets acquired as part of the QGT and Ham-Let acquisitions required a valuation allowance. As of December 29, 2023, the total U.S. and foreign valuation allowances for deferred tax assets were $49.8 million and $8.1 million, respectively.

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

The Company remitted earnings from one of its subsidiaries in Singapore in 2023. The Company has no plans to remit other foreign earnings other than possibly from a subsidiary in Singapore. We may change our intent to reinvest certain of our undistributed foreign earnings indefinitely, which could require us to accrue or pay taxes on some or all of these undistributed earnings.

Liquidity and Capital Resources

Cash and cash Equivalents

The following table summarizes our cash and cash equivalents:

	Year Ended
	December 29,	December 30,
(In millions)	2023	2022	Decrease
Total cash and cash equivalents	$307.0	$358.8	$(51.8)

The decrease in cash and cash equivalents in fiscal year 2023, compared to fiscal year 2022, was primarily due to cash used in investing activities of $119.7 million and $69.9 million cash used in financing activities offset by the cash provided by operating activities of $135.9 million.

Cash Flows

	Year Ended
	December 29,	December 30,	December 31,
(In millions)	2023	2022	2021
Operating activities	$135.9	$47.2	$211.6
Investing activities	(119.7)	(96.2)	(404.8)
Financing activities	(69.9)	(56.0)	460.8
Effects of exchange rate changes on cash and cash equivalents	1.9	(2.7)	(1.4)
Net increase (decrease) in cash and cash equivalents	$(51.8)	$(107.7)	$266.2

Our primary cash inflows and outflows were as follows:

•
We generated net cash from operating activities of $135.9 million in fiscal year 2023, compared to $47.2 million in fiscal year 2022. The $88.7 million increase in net cash from operating activities was driven by a $264.6 million favorable change in net working capital offset in part by a decrease of $72.6 million in net income and by a decrease of $103.3 million from non-cash items.
•
The major contributors to the net change in operating assets and liabilities, net of effects of acquisition, in fiscal year 2023 were as follows:
o
Accounts receivable decreased $78.5 million primarily due to timing of shipments and collections, inventories and prepaid expenses decreased $80.8 million and $12.5 million, respectively.
o
Accounts payable decreased $61.5 million, income taxes payable decreased $5.2 million, accrued compensation and related benefits decreased $5.6 million and other liabilities decreased $7.9 million, primarily due to the timing of payments.
•
Cash used in investing activities was $119.7 million in fiscal year 2023 compared to $96.2 million in fiscal year 2022. During fiscal year 2023, net cash used for investing activities primarily consisted of $75.8 million related to purchases of property, plant and equipment and $46.1 million related to an acquisition. During fiscal year 2022, net cash used for investing activities primarily consisted of $100.1 million for purchases of property, plant and equipment.
•
Cash used in financing activities was $69.9 million in fiscal year 2023 compared to $56.0 million in fiscal year 2022. During fiscal year 2023, net cash provided by financing activities primarily consisted of debt repayment of $38.6 million and $29.4 million of shares repurchased. During fiscal year 2022, net cash provided by financing activities primarily consisted of debt repayment of $39.7 million and $12.1 million of shares repurchased.

We believe we have sufficient capital to fund our working capital needs, satisfy our debt obligations, maintain our existing capital equipment, purchase new capital equipment and make strategic acquisitions from time to time. As of December 29, 2023, we had cash and cash equivalents of $307.0 million compared to $358.8 million as of December 30, 2022. Our cash and cash equivalents, cash generated from operations and borrowings under our term loan described below, were our principal sources of liquidity as of December 29, 2023.

We have an existing factoring arrangement with a financial institution in which a portion of its accounts receivable are sold on a nonrecourse basis. In fiscal year 2023, we factored $7.5 million under this arrangement.

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

As of December 29, 2023, we had undistributed earnings of approximately $491.0 million from our foreign subsidiaries that are indefinitely invested outside of the U.S. As of December 29, 2023, we have cash of approximately $228.0 million in our foreign subsidiaries.

Borrowing Arrangements

	December 29,		December 30,
	2023		2022
(Dollars in millions)	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
U.S. Term Loan	$479.3	8.8%	$515.0	5.5%
Fluid Solutions Debt Facilities	6.0	9.4%	9.0	4.2%
Debt issuance costs	(6.5)		(10.2)
	$478.8		$513.8

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

The revolving credit facility has an available commitment of $150.0 million and a maturity date of February 27, 2025. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. Outstanding letters of credit reduce the availability of the revolving credit facility and, as of December 29, 2023, the Company had $146.1 million, net of $3.9 million of outstanding letters of credit, available under this revolving credit facility.

The letter of credit facility has an available commitment of $50.0 million and a maturity date of August 27, 2025. The Company pays a quarterly fee in arrears equal to 2.5% (subject to certain adjustments to the Term Loan) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of December 29, 2023, the Company had $3.9 million of outstanding letters of credit and $46.1 million of available commitments remaining under the letter of credit facility.

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

At December 29, 2023, the Company had an outstanding amount under the Term Loan of $479.3 million, gross of unamortized debt issuance costs of $6.5 million. As of December 29, 2023, the interest rate on the outstanding Term Loan was 9.2%.

The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. On July 27, 2023, the Company entered into a Fifth Amendment (“Amended Credit Agreement”) to provide the Company with certain relief under the consolidated fixed charge coverage ratio and consolidated total gross leverage ratio maintenance covenants described in the Credit Agreement (the “Financial Covenant Adjustments”), which are applicable only to the revolving credit facility portion of its credit facilities. The Financial Covenant Adjustments are effective during the period commencing with the fiscal period ended June 30, 2023, through to the fiscal period ending December 31, 2024, subject to certain anti-cash hoarding and minimum liquidity requirements during such period. At the election of the Company, and subject to demonstrating compliance with certain financial ratio tests, the Financial Covenant Adjustments may terminate earlier than December 31, 2024. Upon termination of the Financial Covenant adjustments, such financial maintenance covenants will revert to the levels set forth in the existing Credit Agreement and the anti-cash hoarding and minimum liquidity requirements will no longer be applicable. The Company currently has no revolving loans outstanding under the Credit Agreement. The Company was in compliance with all financial covenants during the year ended December 29, 2023.

The Company has a credit agreement with a local bank in the Czech Republic that provides for a revolving credit facility in the aggregate of up to 7.0 million euros (approximately $7.8 million). As of December 29, 2023, the Company had no outstanding amount under this revolving credit facility.

Fluid Solutions has credit facilities with various financial institutions in Israel that provides borrowings of up to $18.5 million. As of December 30, 2022, Fluid Solutions had $6.0 million of outstanding debt with interest rate ranges from 7.6% to 8.4%.

As of December 29, 2023, the Company’s total bank debt was $478.8 million, net of unamortized debt issuance costs of $6.5 million. As of December 29, 2023, the Company had $146.1 million, $12.5 million and $7.8 million available to draw from our credit facilities in the U.S., Israel and Czech Republic, respectively.

The fair value of our long-term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The carrying value of our long-term debt approximates fair value.

Capital Expenditures

Capital expenditures were $75.8 million for the year ended December 29, 2023 and were primarily attributable to the capital invested in our manufacturing facilities worldwide as well as costs associated with the ongoing design and implementation of our new enterprise resource planning system.

Contractual Obligations

The Company had commitments to various third parties to purchase inventories and property, plant and equipment totaling approximately $352.4 million on December 29, 2023.

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification against certain liabilities to our customers, which may include claims of losses by their own customers resulting out of property damages, bodily injuries or deaths, or infringement of intellectual property rights by our products. Our potential liability arising out of intellectual property infringement claims by any third party is generally uncapped. As of December 29, 2023, we have not incurred significant costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

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

Credit Risk

A substantial majority of our trade receivables are derived from sales to OEMs. We believe the net accounts receivable balances from our two largest customers (26.8% as of December 29, 2023) do not represent a significant credit risk, based on cash flow forecasts, balance sheet analysis, and past collection experience. For more information about the customers that represent our accounts receivable balance, see Note 1, Organization and Significant Accounting Policies.

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

At the end of fiscal 2023, the Term B loan had a balance of $479.3 million. A hypothetical 100 basis points increase in our borrowing rates at the end of fiscal 2023, would result in approximately $4.4 million annual increase in interest expense on this existing principal balance.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Ultra Clean Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ultra Clean Holdings, Inc. (the “Company”) as of December 29, 2023 and December 30, 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years ended December 29, 2023, December 30, 2022 and December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 29, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 29, 2023 and December 30, 2022, and the consolidated results of its operations and its cash flows for each of the three years ended December 29, 2023, December 30, 2022 and December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 29, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

As discussed in Management’s Report on Internal Control Over Financial Reporting, on October 25, 2023, the Company acquired HIS Innovations Group. For the purposes of assessing internal control over financial reporting, management excluded HIS Innovations Group, whose financial statements constitute 3.3% of the Company’s consolidated total assets (excluding $66.4 million of goodwill and intangible assets, which were integrated into the Company’s control environment) and 0.4% of consolidated revenues as of and for the year ended December 29, 2023. Accordingly, our audit did not include the internal control over financial reporting of HIS Innovations Group.

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

•
The Company did not fully maintain components of the COSO framework, including elements of the control environment, risk assessment, control activities, and monitoring activities components, relating to: (i) sufficiency of processes related to identifying and analyzing risks to the achievement of objectives across the entity, (ii) sufficiency of competent personnel to analyze risk and develop internal control activities to support the achievement of the Company’s internal control objectives; and (iii) performing control activities in accordance with established policies in a timely manner.

The entity level material weaknesses contributed to other material weaknesses within the Company’s system of internal control over financial reporting:

•
For certain of the Company’s subsidiaries in the Products segment, the Company did not design and maintain effective information technology (IT) general controls for certain information systems that are relevant to the preparation of its consolidated financial statements. Specifically, the Company did not design and maintain (a) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately and (b) user access controls to ensure appropriate segregation of duties that adequately restrict user and privileged access to its financial applications and data to appropriate company personnel. As a result, IT application controls and business process controls that are dependent on the IT general controls, or that rely on data produced from systems impacted by the ineffective IT general controls, are also deemed ineffective, which affects substantially all financial statement account balances and disclosures within the certain subsidiaries.
•
For certain of the Company’s operating subsidiaries in the Company’s Products segment, the Company did not design and maintain effective controls, such that, certain company personnel have incompatible duties which allow for the creation, review and processing of certain financial data without independent review and authorization, which affects substantially all financial statement account balances and disclosures within such subsidiaries.
•
The Company did not design and maintain effective controls to determine the valuation of inventories, including the write down of inventory to its estimated market value less costs to sell and the validation and approval of inventory costing.
•
The Company did not design effective controls necessary to validate the accuracy of data used within the operation of controls across substantially all financial statement account balances and disclosures.
•
The Company did not design and maintain effective review controls to evaluate the reasonableness of the inputs and assumptions utilized to develop the projected financial information used in the valuation of acquired intangible assets and contingent earn-out liabilities resulting from the business combination.

We considered the material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 29, 2023, and our opinion on such consolidated financial statements was not affected.

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

Valuation of Inventories

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s consolidated inventories balance was $374.5 million as of December 29, 2023. The Company values its inventories at the lower of cost (first-in, first-out) or net realizable value. Obsolete inventory or inventory in excess of management’s estimated usage is written down to its estimated market value less costs to sell, if less than its cost. Inherent in the estimates of market value are management’s estimates related to economic trends and future demand for the Company’s products. As disclosed by management, if these factors are less favorable than those projected, additional inventory write-downs may be required.

The valuation of inventories, specific to write downs, requires management to make significant assumptions and especially complex judgments about the future salability of the inventory and its net realizable value. These assumptions include the assessment of net realizable value by inventory category considering economic trends, future usage and market demand for their products. Additionally, management makes qualitative judgments related to slow moving and obsolete inventories. Given the significant judgments made by management, auditing the reasonableness of management’s estimates and assumptions involved significant audit effort and required especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures. Additionally, as described above a material weakness was identified related to this matter.

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
o
Evaluating the reasonableness of specified inputs supporting management's estimate, including the age of inventory items, historic inventory trends, and where applicable historic write-off activity;
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
•
Performing substantive analytical procedures to assess the reasonableness of management’s determination of the excess and obsolescence of inventories of certain subsidiaries.
•
Developing an independent expectation of the excess and obsolescence of inventories of certain subsidiaries based on sell-through information and comparing it to management’s estimate.

Valuation of Contingent Consideration and Acquired Intangible Assets

As described in Note 2 to the consolidated financial statements, on October 25, 2023, the Company acquired 100% of the shares of HIS Innovations Group (“HIS”) for total consideration of $73.6 million, which includes initial cash consideration of $46.5 million and the Company’s estimated fair value of contingent consideration of $27.1 million. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. The contingent consideration represents up to $70.0 million of cash consideration that may be payable based on the financial performance of the acquired business during the fiscal years 2023, 2024, and 2025. The Company recorded the assets acquired and liabilities assumed at their respective fair values, including intangible assets of $35.2 million in customer relationships, $11.2 million in IP knowhow, $4.6 million in developed technology and $0.6 million in backlog.

Management estimated the fair value of the contingent consideration using a Monte Carlo simulation where profit projections are iterated using random variables and assuming a normal distribution of results. Management estimated the fair value of the acquired intangible assets using discounted cash flow analyses. These fair value estimates were based on the Company’s best estimate of projected financial information, including projected revenue, earnings and cash flows after considering such factors as general market conditions, anticipated customer demand, changes in working capital, long term business plans and recent operating performance. Determining the fair value of the contingent consideration and the acquired intangible assets required management to use significant judgment and estimates, and the significant assumptions used included revenue and its growth rate, cost of revenue and operating expenses attributable to the asset and the discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of the contingent consideration and acquired intangible assets relating to the acquisition of HIS is a critical audit matter are (i) the significant judgment by management when determining the significant assumptions used in projecting future financial performance of the acquired business; (ii) especially challenging and subjective auditor judgment involved when performing procedures and evaluating management’s significant assumptions related to revenue and its growth rate, cost of revenue and operating expenses attributable to the asset, and the discount rate; and (iii) involving the use of professionals with specialized skill and knowledge. Additionally, as described above a material weakness was identified related to this matter.

These primary procedures we performed to address this critical audit matter included:

•
Reading the purchase agreement.
•
Testing management’s process for determining the fair value of the contingent consideration intangible assets.
•
Evaluating the appropriateness of the valuation method used, i.e. multi-period excess earnings and relief from royalty methods for intangible assets, Monte Carlo simulation for contingent consideration.
•
Testing the completeness and accuracy of the underlying data used in the valuation models.
•
Evaluating the reasonableness of the significant assumptions used by management related to revenue and its growth rate, cost of revenue and operating expenses attributable to the asset and the discount rate considering:
o
the current and past performance of the HIS business; and
o
whether these significant assumptions were consistent with evidence obtained in other areas of the audit.
•
Utilizing professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the valuation model used and the reasonableness of the discount rate significant assumption.

/s/ Moss Adams LLP

San Francisco, California

March 6, 2024

We have served as the Company’s auditor since 2015.

Ultra Clean Holdings, Inc.

Consolidated Balance Sheets

	December 29,	December 30,
	2023	2022
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$307.0	$358.8
Accounts receivable, net of allowance for credit losses of $1.0 and $1.5 at December 29, 2023 and December 30, 2022, respectively	180.8	253.7
Inventories	374.5	443.9
Prepaid expenses and other current assets	30.9	42.4
Total current assets	893.2	1,098.8
Property, plant and equipment, net	328.3	279.6
Goodwill	265.2	248.8
Intangible assets, net	215.3	187.9
Deferred tax assets, net	3.1	36.0
Operating lease right-of-use assets	151.7	99.0
Other non-current assets	10.9	10.8
Total assets	$1,867.7	$1,960.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings, net of unamortized issuance cost of $4.1 and $3.9 at December 29, 2023 and December 30, 2022, respectively	$17.6	$20.8
Accounts payable	192.9	253.5
Accrued compensation and related benefits	47.7	52.5
Operating lease liabilities	18.1	17.1
Other current liabilities	33.7	45.3
Total current liabilities	310.0	389.2
Bank borrowings, less of current portion, net of unamortized issuance cost of $2.4 and $6.3 at December 29, 2023 and December 30, 2022, respectively	461.2	493.0
Deferred tax liabilities	19.0	52.2
Operating lease liabilities	143.0	80.3
Other liabilities	37.3	9.2
Total liabilities	970.5	1,023.9
Commitments and contingencies (See Note 10)
Equity:
UCT stockholders’ equity:
Preferred stock — $0.001 par value, 10.0 shares authorized; none outstanding	—	—
Common stock — $0.001 par value, 90.0 shares authorized; 46.1 and 46.1 shares issued and 44.6 and 45.2 shares outstanding at December 29, 2023 and December 30, 2022, respectively	0.1	0.1
Additional paid-in capital	541.5	530.8
Common shares held in treasury, at cost, 1.5 and 0.9 shares at December 29, 2023 and December 30, 2022, respectively	(45.0)	(15.4)
Retained earnings	346.7	377.8
Accumulated other comprehensive loss	(4.4)	(5.4)
Total UCT stockholders' equity	838.9	887.9
Noncontrolling interests	58.3	49.1
Total equity	897.2	937.0
Total liabilities and equity	$1,867.7	$1,960.9

(See accompanying Notes to Consolidated Financial Statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Operations

	Year Ended
	December 29,	December 30,	December 31,
	2023	2022	2021
(In millions, except per share amounts)
Revenues:
Product	$1,501.6	$2,074.7	$1,803.9
Services	232.9	299.6	297.7
Total revenues	1,734.5	2,374.3	2,101.6
Cost of revenues:
Product	1,290.5	1,712.3	1,478.7
Services	166.7	197.0	192.9
Total cost revenues	1,457.2	1,909.3	1,671.6
Gross margin	277.3	465.0	430.0
Operating expenses:
Research and development	28.3	28.5	24.5
Sales and marketing	51.8	54.4	48.2
General and administrative	162.0	184.3	171.6
Net loss on divestitures	—	77.4	—
Total operating expenses	242.1	344.6	244.3
Income from operations	35.2	120.4	185.7
Interest income	4.1	0.9	0.4
Interest expense	(48.8)	(33.9)	(24.2)
Other income (expense), net	(1.8)	0.9	(7.6)
Income (loss) before provision for income taxes	(11.3)	88.3	154.3
Provision for income taxes	10.9	37.9	27.9
Net income (loss)	(22.2)	50.4	126.4
Less: Net income attributable to noncontrolling interests	8.9	10.0	6.9
Net income (loss) attributable to UCT	$(31.1)	$40.4	$119.5

Net income (loss) per share attributable to UCT common stockholders:
Basic	$(0.70)	$0.89	$2.75
Diluted	$(0.70)	$0.88	$2.69
Shares used in computing net income (loss) per share:
Basic	44.7	45.2	43.5
Diluted	44.7	45.7	44.4

(See accompanying Notes to Consolidated Financial Statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
	December 29,	December 30,	December 31,
	2023	2022	2021
(In millions)
Net income (loss)	$(22.2)	$50.4	$126.4
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	1.5	(9.9)	(5.0)
Change in pension net actuarial gain	0.4	1.2	0.4
Change in fair value of derivatives	(0.4)	1.0	(0.7)
Total other comprehensive income (loss), net of tax	1.5	(7.7)	(5.3)
Comprehensive income (loss)	(20.7)	42.7	121.1
Comprehensive income, attributable to noncontrolling interests	(9.4)	(7.5)	(6.9)
Comprehensive income (loss) attributable to UCT	$(30.1)	$35.2	$114.2

(See accompanying Notes to Consolidated Financial Statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	December 29,	December 30,	December 31,
	2023	2022	2021
(In millions)
Cash flows from operating activities:
Net income (loss)	$(22.2)	$50.4	$126.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities (excluding assets acquired, liabilities assumed and noncontrolling interests at acquisition):
Depreciation and amortization	37.6	38.4	34.1
Amortization of intangible assets	24.1	30.0	33.4
Stock-based compensation	12.1	19.1	15.8
Amortization of debt issuance costs	3.9	3.9	3.4
Gain on sale of property, plant and equipment	(0.9)	(0.2)	0.2
Change in the fair value of financial instruments	1.7	1.0	12.4
Deferred income taxes	(12.4)	(0.2)	(3.2)
Net loss on divestiture	—	77.4	—
Gain from insurance proceeds	—	—	(7.3)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	78.5	(15.7)	(53.0)
Inventories	80.8	(84.4)	(125.1)
Prepaid expenses and other current assets	12.5	(4.5)	(4.2)
Other non-current assets	—	(3.4)	(0.8)
Accounts payable	(61.5)	(68.4)	170.6
Accrued compensation and related benefits	(5.6)	7.1	1.8
Income taxes payable	(5.2)	(0.1)	7.7
Operating lease assets and liabilities	0.4	(2.2)	(1.1)
Other liabilities	(7.9)	(1.0)	0.5
Net cash provided by operating activities	135.9	47.2	211.6
Cash flows from investing activities:
Purchases of property, plant and equipment	(75.8)	(100.1)	(59.3)
Acquisition of businesses, net of cash acquired	(46.1)	—	(342.8)
Proceeds from sale of equipment, including insurance proceeds	2.2	0.5	7.7
Divestiture of subsidiaries	—	3.4	—
Settlement of forward contracts in conjunction with acquisition	—	—	(10.4)
Net cash used in investing activities	(119.7)	(96.2)	(404.8)
Cash flows from financing activities:
Principal payments on bank borrowings	(38.6)	(39.7)	(131.8)
Repurchase of shares	(29.4)	(12.1)	—
Employees’ taxes paid upon vesting of restricted stock units	(2.2)	(3.9)	(7.3)
Payments of debt issuance costs	(0.3)	(0.7)	(8.9)
Proceeds from issuance of common stock	0.8	0.7	193.6
Payments of dividends to a joint venture shareholder	(0.2)	(0.3)	—
Proceeds from bank borrowings	—	—	415.2
Net cash provided by (used in) financing activities	(69.9)	(56.0)	460.8
Effect of exchange rate changes on cash and cash equivalents	1.9	(2.7)	(1.4)
Net increase (decrease) in cash and cash equivalents	(51.8)	(107.7)	266.2
Cash and cash equivalents at beginning of period	358.8	466.5	200.3
Cash and cash equivalents at end of period	307.0	358.8	$466.5
Supplemental cash flow information:
Income taxes paid, net of income tax refunds	$31.2	$36.8	$23.1
Interest paid	$44.8	$31.9	$19.9
Non-cash investing and financing activities:
Property, plant and equipment purchased included in accounts payable and other liabilities	$9.7	$16.8	$14.8
Fair value of HIS earn-out at acquisition date	$27.1	$—	$—
Reclassification of stock purchase commitment to noncontrolling interest	$—	$—	$16.5

(See accompanying Notes to Consolidated Financial Statements)

Ultra Clean Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance December 25, 2020	40.6	$0.1	$312.8	0.6	$(3.3)	$217.9	$5.1	$532.6	$18.6	$551.2
Issuance under employee stock plans	0.7	—	0.8	—	—	—	—	0.8	—	0.8
Issuance of common stock	3.7	—	192.8	—	—	—	—	192.8	—	192.8
Stock-based compensation expense	—	—	15.8	—	—	—	—	15.8	—	15.8
Employees’ taxes paid upon vesting of restricted stock units	(0.1)	—	(7.3)	—	—	—	—	(7.3)	—	(7.3)
Dividend income	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Acquisition of Ham-Let	—	—	—	—	—	—	—	—	1.9	1.9
Reclassification related to Cinos Korea	—	—	—	—	—	—	—	—	16.5	16.5
Net income	—	—	—	—	—	119.5	—	119.5	6.9	126.4
Other comprehensive income	—	—	—	—	—	—	(5.3)	(5.3)	—	(5.3)
Balance December 31, 2021	44.9	$0.1	$514.9	0.6	$(3.3)	$337.4	$(0.2)	$848.9	$43.8	$892.7
Issuance under employee stock plans	0.7	—	0.7	—	—	—	—	0.7	—	0.7
Repurchase of shares	(0.3)	—	—	0.3	(12.1)	—	—	(12.1)	—	(12.1)
Stock-based compensation expense	—	—	19.1	—	—	—	—	19.1	—	19.1
Employees’ taxes paid upon vesting of restricted stock units	(0.1)	—	(3.9)	—	—	—	—	(3.9)	—	(3.9)
Dividend income	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Divestiture of a subsidiary	—	—	—	—	—	—	—	—	(1.9)	(1.9)
Net income	—	—	—	—	—	40.4	—	40.4	10.0	50.4
Other comprehensive income	—	—	—	—	—	—	(5.2)	(5.2)	(2.5)	(7.7)
Balance December 30, 2022	45.2	$0.1	$530.8	0.9	$(15.4)	$377.8	$(5.4)	$887.9	$49.1	$937.0
Issuance under employee stock plans	0.6	—	0.8	—	—	—	—	0.8	—	0.8
Shares transfer to employee stock plans	—	—	—	(0.5)	—	—	—	—	—	—
Repurchase of shares	(1.1)	—	—	1.1	(29.6)	—	—	(29.6)	—	(29.6)
Stock-based compensation expense	—	—	12.1	—	—	—	—	12.1	—	12.1
Employees’ taxes paid upon vesting of restricted stock units	(0.1)	—	(2.2)	—	—	—	—	(2.2)	—	(2.2)
Dividend income	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Net income (loss)	—	—	—	—	—	(31.1)	—	(31.1)	8.9	(22.2)
Other comprehensive income (loss)	—	—	—	—	—	—	1.0	1.0	0.5	1.5
Balance December 29, 2023	44.6	$0.1	$541.5	1.5	$(45.0)	$346.7	$(4.4)	$838.9	$58.3	$897.2

(See accompanying Notes to Consolidated Financial Statements)

Ultra Clean Holdings, Inc.

Notes to Consolidated Financial Statements

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Ultra Clean Holdings, Inc., (the “Company” or “UCT”) a Delaware corporation, was founded in November 2002 and became a publicly traded company on the NASDAQ Global Market in March 2004. The Company is a leading developer and supplier of critical subsystems, components, parts, and ultra-high purity cleaning and analytical services, primarily for the semiconductor industry. UCT offers its customers an integrated outsourced solution for major subassemblies, improved design-to-delivery cycle times, design for manufacturability, prototyping and part and component manufacturing, as well as tool chamber parts cleaning and coating, and micro-contamination analytical services. The Company’s Products business primarily designs, engineers and manufactures production tools, components and parts, and modules and subsystems for the semiconductor and display capital equipment markets. Products include chemical delivery modules, frame assemblies, gas delivery systems, fluid delivery systems, precision robotics, process modules, sub-fab process equipment support racks, as well as other high-level assemblies. The Company’s Services business provides ultra-high purity parts cleaning, process tool part recoating, surface encapsulation and high sensitivity micro contamination analysis primarily for the semiconductor device makers and wafer fabrication equipment markets.

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

Segments

The Financial Accounting Standards Board’s (“FASB”) guidance regarding disclosure about segments in an enterprise and related information establishes standards for the reporting by public business enterprises of information about reportable segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the manner in which management organizes the reportable segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision-maker is the Chief Executive Officer. The Company operates in two reportable segments: Products and Services. See Note 16 to the Company’s Consolidated Financial Statements.

Foreign Currency Translation and Remeasurement

As of December 29, 2023, the functional currency of the Products business’ foreign subsidiaries is the U.S. Dollar except for the subsidiaries of Ham-Let (Israel-Canada) Ltd. (“Ham-Let” or “Fluid Solutions”) in United Kingdom and Netherlands, which is the local currency. The functional currency of the Services division’s foreign subsidiaries is the local currency, except for that of its Singapore, Scotland and Ireland entities, which is the U.S. Dollar.

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

The Company’s most significant customers (having individually accounted for 10% or more of revenues) and their related revenues as a percentage of total revenues were as follows:

	Year Ended
	2023	2022	2021
Lam Research Corporation	34.0%	39.5%	40.2%
Applied Materials, Inc.	23.4	23.2	23.8
Total	57.4%	62.7%	64.0%

Two customers’ accounts receivable balances, Lam Research Corporation and Applied Materials, Inc. were individually greater than 10.0% of accounts receivable as of December 29, 2023 and December 30, 2022, in the aggregate approximately 26.8% and 38.5% of accounts receivable, respectively.

Fair Value of Measurements

The Company measures its cash equivalents, derivative contracts, contingent earn-out liabilities and pension obligation at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:

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

Inventory write downs inherently involve judgments based on assumptions about expected future demand and the impact of market conditions on those assumptions. Although the Company believes that the assumptions it used in estimating inventory write downs are reasonable, significant changes in any one of the assumptions in the future could produce a significantly different result. There can be no assurances that future events and changing market conditions will not result in significant increases in inventory write downs. For further discussion of the Company’s inventories see Note 4 of Notes to the Consolidated Financial Statements.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, or, in the case of equipment under finance leases, the present value of future minimum lease payments at inception of the related lease. The Company also capitalizes interest on borrowings related to eligible capital expenditures. Direct costs incurred to develop software for internal use are capitalized. Costs related to the design or maintenance of internal use software are expensed as incurred. Depreciation expense is computed using the straight-line method over the estimated useful lives of assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives or the term of the lease. The estimated useful life of an asset is reassessed whenever applicable facts and circumstances indicate a change in the estimated useful life of such asset has occurred. For further discussion of the Company’s property, plant and equipment see Note 4 of Notes to the Consolidated Financial Statements.

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

At the end of fiscal years 2023, 2022 and 2021, the Company assessed the carrying value of its long-lived assets, including property, plant and equipment as well as its intangible assets and concluded that no impairment was required.

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

The operating lease ROU asset also includes any lease payments made in advance and is reduced by any lease incentives. Specific lease terms used in computing the ROU assets and lease liabilities may include options to extend or terminate the lease when the Company believes it is reasonably certain that it will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Operating leases are included in operating lease ROU assets, other current liabilities, and long-term operating lease liabilities on the Company’s consolidated balance sheet. The Company’s finance leases at December 29, 2023 were not significant. For further discussion of the Company’s leases see Note 14 of Notes to the Consolidated Financial Statements.

Goodwill and Indefinite Lived Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment annually or more frequently if indicators of potential impairment exist. Intangible assets are presented at cost, net of accumulated amortization, and are amortized on either a straight-line method or on an accelerated method over their estimated future discounted cash flows. The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable, such as when reductions in demand or significant economic slowdowns in the semiconductor industry are present. There were no impairments of the Company’s goodwill and purchased intangible assets in fiscal year 2023. For further discussion of the Company’s goodwill and intangible assets see Note 6 of Notes to the Consolidated Financial Statements.

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

The Company accounts for Global Intangible Low-Taxed Income as period costs when incurred. For further discussion of the Company’s income taxes see Note 8 of Notes to the Consolidated Financial Statements

Net Income (Loss) per Share

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

The Company did not adopt any new accounting standards during fiscal year 2023 that had a significant impact on the Company’s Consolidated Financial Statements.

Accounting Standards Not Yet Adopted

In November 2023, FASB issued Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company expects this ASU to only impact its disclosures with no impact to its results of operations, cash flows and financial condition.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. ASU No. 2023-09 is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU No. 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

2. BUSINESS COMBINATIONS

On October 25, 2023, the Company acquired 100% of the shares of HIS Innovations Group (“HIS”), a privately held company based in Hillsboro, Oregon. HIS is a leading supplier to the semiconductor sub-fab segment including the design, manufacturing, and integration of components, process solutions, and fully integrated sub-systems. The acquisition strengthens the Company's leadership in developing and supplying critical products to the semiconductor industry, and extends our reach into the sub-fab area.

The preliminary estimated purchase price of HIS for purposes of the Company’s preliminary purchase price allocation was determined to be $73.6 million, which includes initial cash consideration of $46.5 million and the fair value of potential earn-out payments of approximately $27.1 million. These potential earn-out payments represent up to $70.0 million of cash consideration that may be payable based on the financial performance of the acquired business during the fiscal years 2023, 2024, and 2025. The fair value of the potential earn-out payments was determined utilizing a Monte Carlo simulation model.

The Company has assigned the purchase price of HIS to the tangible assets, liabilities and identifiable intangible assets acquired, based on their estimated fair values. The excess of purchase price over the aggregate fair value was recorded as goodwill. Goodwill associated with the acquisition is primarily attributable to the future technology, market presence and knowledgeable and experienced workforce. The fair value assigned to identifiable intangible assets acquired was determined using the income approach taking into account the Company’s consideration of a number of inputs, including a third-party analysis that was based upon estimates and assumptions provided by the Company. These estimates and assumptions were determined through established and generally accepted valuation techniques and with the assistance of a valuation specialist.

The assigned purchase price is preliminary pending the completion of various analyses and the finalization of estimates. The primary areas of the purchase price that are not yet finalized relate to the measurement of working capital, acquired income tax related balances, and residual goodwill. During the measurement period, which can be no more than one year from the date of acquisition, we expect to continue to obtain information to assist us in determining the final fair value of the net assets acquired at the acquisition date during the measurement period. Assets acquired and liabilities assumed are recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company. Thus, the provisional measurements of fair value discussed above are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. While the Company believes that its estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired, liabilities assumed, and the resulting amount of goodwill.

The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition:

(In millions)	Amount
Cash and cash equivalents	$0.4
Accounts receivable	5.6
Inventories	11.4
Prepaid expenses and other assets	2.7
Property, plant and equipment	9.3
Goodwill	16.4
Purchased intangible assets	51.6
Operating lease right-of-use assets	7.5
Total assets acquired	104.9
Accounts payable	(8.1)
Accrued compensation and related benefits	(0.7)
Other current liabilities	(0.9)
Deferred tax liabilities	(12.0)
Operating lease liabilities	(9.6)
Total liabilities assumed	(31.3)
Total consideration transferred	$73.6

The following table summarizes the intangible assets acquired and the useful lives of these assets:

		Purchased
	Useful Life	Intangible Assets
	(In years)	(In millions)
Customer relationships	7	$35.2
IP knowhow	5	11.2
Developed technology	5	4.6
Backlog	1	0.6
Total purchased intangible assets		$51.6

The results of operations for the Company for the year ended December 29, 2023 included operating activities for HIS since its acquisition date of October 25, 2023. Pro forma and historical post-closing results of operations for the HIS acquisition were not material to the Company’s Consolidated Statements of Operations. In addition, acquisition-related costs of $4.7 million were included in the results of operations for the year ended December 29, 2023. Acquisition costs are included in general and administrative expenses in the Company’s consolidated results of operations.

3. BUSINESS DIVESTITURES

In 2022, the Company executed the sale of four of its non-semiconductor operating subsidiaries of Fluid Solutions. Each of these entities was reported within the Products reportable segment. The purpose of the divestitures was to allow the Company to remain focused on its core semiconductor business. As a result of these divestitures, the Company recorded a net loss of $77.4 million during fiscal year 2022, which was recorded in the Consolidated Statements of Operations. The recorded net loss included the write-off of intangible assets, goodwill and net assets of $27.8 million, $19.7 million and $29.9 million, respectively. Goodwill was allocated to the divestitures based on the relative fair value of each component in relation to its respective reporting unit. See Note 6 Goodwill and Intangible Assets for further discussion.

4. BALANCE SHEET INFORMATION

Inventories consisted of the following:

	December 29,	December 30,
(In millions)	2023	2022
Raw materials	$197.9	$230.4
Work in process	107.2	142.3
Finished goods	69.4	71.2
Total	$374.5	$443.9

Property, plant and equipment, net, consisted of the following:

	Useful Life	December 29,	December 30,
(In millions)	(In years)	2023	2022
Land	n/a	$5.6	$3.0
Buildings	50	57.1	58.6
Leasehold improvements	*	110.8	81.3
Machinery and equipment	5-10	207.4	152.5
Computer equipment and software	3-10	72.2	68.3
Furniture and fixtures	5	5.0	5.1
		458.1	368.8
Accumulated depreciation		(170.3)	(146.0)
Construction in progress		40.5	56.8
Total		$328.3	$279.6

* Lesser of estimated useful life or remaining lease term

5. FAIR VALUE

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

		Fair Value Measurement at
		Reporting Date Using
Description	December 29, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other non-current assets:
Plan assets	$1.3	$—	$—	$1.3
Other current liabilities:
Forward contracts	$0.1	$—	$0.1	$—
Other liabilities:
Pension obligation	$1.6	$—	$—	$1.6
Contingent earn-out	$29.1	$—	$—	$29.1

		Fair Value Measurement at
		Reporting Date Using
Description	December 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Prepaid expenses and other current assets:
Forward contracts	$0.3	$—	$0.3	$—
Other non-current assets:
Plan assets	$2.2	$—	$—	$2.2
Other liabilities:
Pension obligation	$1.6	$—	$—	$1.6

The estimated fair value of foreign currency forward contracts is based upon quoted market prices obtained from independent pricing services for similar derivative contracts and these financial instruments are characterized as Level 2 assets in the fair value hierarchy.

The estimated fair value of pension obligation is based on expected years of service and average compensation. The valuation model used to value pension obligation utilizes mortality rate, inflation, interest rate risks and changes in the life expectancy for pensioners. These assumptions are routinely made in the appraisal process by the independent actuary resulting in a Level 3 classification. As of December 29, 2023, the Company's aggregate pension benefit obligations is $12.7 million and was exceeded by the fair value of the pension plan assets of $12.4 million, resulting in underfunded pension benefit obligations of $0.3 million. The Company recognizes the overfunded or underfunded status of defined benefit pension plans, measured as the difference between the fair value of the plan assets and the benefit obligation. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability.

The Company measures its contingent earn-out liabilities at fair value on a recurring basis using a Monte Carlo simulation model. The significant unobservable inputs used in the model include the forecasted operating profit of the acquired business during each of calendar year 2024 and 2025. Significant increases or decreases to the forecasted results would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the contingent earn-out liability on the acquisition date is reflected as cash used in financing activities in the consolidated statements of cash flows. Any amount paid in excess of the contingent earn-out liability on the acquisition date is reflected as cash used in operating activities in the consolidated statements of cash flows. In 2023, the Company recorded $2.0 million of loss from change in the fair value of contingent earn-out related to the acquisition of HIS. This loss from change in the fair value was recognized as other income (expense), net in the Consolidated Statements of Operations.

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

In the fourth quarters of 2023 and 2022, the Company conducted its annual impairment tests of goodwill and concluded that there was no goodwill impairment with respect to its reporting units.

In connection with the divestiture of certain Fluid Solutions subsidiaries during fiscal year 2022, the Company wrote off goodwill and intangible assets of $19.7 million and $27.8 million, respectively.

Details of aggregate goodwill of the Company are as follows:

(In millions)	Products	Services	Total
Balance at December 30, 2022	$175.3	$73.5	$248.8
Acquisition of HIS	16.4	—	16.4
Balance at December 29, 2023	$191.7	$73.5	$265.2

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

Details of intangible assets were as follows:

		As of December 29, 2023			As of December 30, 2022
		Gross			Gross
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(Dollars in millions)	(In years)	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	6 - 10	$207.2	$(97.5)	$109.7	$172.0	$(81.8)	$90.2
Recipes	20	73.2	(19.5)	53.7	73.2	(15.8)	57.4
Intellectual property/knowhow	7 - 15	48.9	(18.4)	30.5	37.7	(15.7)	22.0
Tradename	4 - 6*	32.5	(22.1)	10.4	32.5	(20.9)	11.6
Standard operating procedures	20	8.6	(2.3)	6.3	8.6	(1.9)	6.7
Developed technology	5	4.6	(0.2)	4.4	—	—	—
Backlog	1	0.6	(0.3)	0.3	3.1	(3.1)	0.0
Total		$375.6	$(160.3)	$215.3	$327.1	$(139.2)	$187.9

* The Company concluded that the asset life of UCT tradename of $9.0 million is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The Company amortizes its intangible assets on a straight-line or accelerated basis over the estimated economic life of the assets. Amortization expense was approximately $24.1 million for the year ended December 29, 2023, $30.0 million for the year ended December 30, 2022, and $33.4 million for the year ended December 31, 2021. Amortization expense related to recipes, standard operating procedures and certain intellectual property/know-how is charged to cost of revenues and the remainder is charged to general and administrative expense. As of December 29, 2023, future estimated amortization expense is expected to be as follows:

Amortization
(In millions)	Expense
2024	$30.4
2025	28.1
2026	27.2
2027	26.9
2028	23.8
Thereafter	69.9
Total	$206.3

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

The revolving credit facility has an available commitment of $150.0 million and a maturity date of February 27, 2025. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. Outstanding letters of credit reduce the availability of the revolving credit facility and, as of December 29, 2023, the Company had $146.1 million, net of $3.9 million of outstanding letters of credit, available under this revolving credit facility.

The letter of credit facility has an available commitment of $50.0 million and a maturity date of February 27, 2025. The Company pays a quarterly fee in arrears equal to 2.5% (subject to certain adjustments to the Term Loan) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of December 29, 2023, the Company had $3.9 million of outstanding letters of credit and $46.1 million of available commitments remaining under the letter of credit facility.

On June 29, 2023, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement to replace the LIBOR-based reference interest rate option with a reference interest option based upon Term SOFR under the Credit Agreement.

Under the Credit Facilities, the Company may elect that the Term Loan bear interest at a rate per annum equal to either (a) “ABR” (as defined in the Credit Agreement), plus the applicable margin or (b) the “Eurodollar Rate” (as defined in the Credit Agreement), based on SOFR, plus the applicable margin. The applicable margin for the Term Loan is equal to a rate per annum to either (i) at any time that the Company’s corporate family rating is Ba3 (with a stable outlook) or higher from Moody’s and BB (with a stable outlook) or higher from S&P, (x) 3.50% for such Eurodollar term loans and (y) 2.50% for such ABR term loans or (ii) at all other times, (x) 3.75% for such Eurodollar term loans and (y) 2.75% for such ABR term loans. Interest on the Term Loan is payable on (1) in the case of such ABR term loans, the last day of each calendar quarter and (2) in the case of such Eurodollar term loans, the last day of each relevant interest period and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period.

At December 29, 2023, the Company had an outstanding amount under the Term Loan of $479.3 million, gross of unamortized debt issuance costs of $6.5 million. As of December 29, 2023, the interest rate on the outstanding Term Loan was 9.2%.

The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. As of June 30, 2023, the Company was in default on the Credit Agreement related to the revolving credit facility due to the Company’s failure to satisfy a certain financial covenant under the Credit Agreement. On July 27, 2023, the Company entered into a Fifth Amendment (“Amended Credit Agreement”) to provide the Company with certain relief under the consolidated fixed charge coverage ratio and consolidated total gross leverage ratio maintenance covenants described in the Credit Agreement (the “Financial Covenant Adjustments”), which are applicable only to the revolving credit facility portion of its credit facilities. The Financial Covenant Adjustments are effective during the period commencing with the fiscal period ended June 30, 2023, through to the fiscal period ending December 31, 2024, subject to certain anti-cash hoarding and minimum liquidity requirements during such period. At the election of the Company, and subject to demonstrating compliance with certain financial ratio tests, the Financial Covenant Adjustments may terminate earlier than December 31, 2024. Upon termination of the Financial Covenant adjustments, such financial maintenance covenants will revert to the levels set forth in the existing Credit Agreement and the anti-cash hoarding and minimum liquidity requirements will no longer be applicable. The Company currently has no revolving loans outstanding under the Credit Agreement. The Company was in compliance with all financial covenants as of the fiscal year ended December 29, 2023.

The Company has a credit agreement with a local bank in the Czech Republic that provides for a revolving credit facility in the aggregate of up to 7.0 million euros (approximately $7.8 million). As of December 29, 2023, no debt was outstanding under this revolving credit facility.

Fluid Solutions has credit facilities with various financial institutions in Israel that provides borrowing up to $18.5 million. As of December 29, 2023, Fluid Solutions had an $6.0 million outstanding balance under this facility with interest rate ranges from 7.6% to 8.4%.

As of December 29, 2023, the Company’s total bank debt was $478.8 million, net of unamortized debt issuance costs of $6.5 million. As of December 29, 2023, the Company had $146.1 million, $12.5 million and $7.8 million available to draw from its credit facilities in the U.S., Israel and Czech Republic, respectively.

The fair value of the Company’s long-term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The Company’s carrying value approximates fair value for the Company’s long term-debt.

As of December 29, 2023, the Company’s future debt principal payment obligations for the respective fiscal years were as follows:

Debt
(In millions)	(Principal only)
2024	$21.7
2025	463.6
Total	$485.3

8. INCOME TAXES

Income before provision for income taxes was generated from the following geographic areas:

	Year Ended
	December 29,	December 30,	December 31,
(In millions)	2023	2022	2021
United States	$(133.5)	$(61.9)	$(42.1)
Foreign	122.2	150.2	196.4
Total pretax income	$(11.3)	$88.3	$154.3

The provision for income taxes consisted of the following:

	Year Ended
	December 29,	December 30,	December 31,
(In millions)	2023	2022	2021
Current:
Federal	$0.1	$(0.8)	$—
State	0.3	1.1	1.0
Foreign	22.7	37.5	30.0
Total current	23.1	37.8	31.0
Deferred:
Federal	(9.4)	0.3	0.3
State	(1.5)	0.2	0.4
Foreign	(1.3)	(0.4)	(3.8)
Total deferred	(12.2)	0.1	(3.1)
Total provision	$10.9	$37.9	$27.9

The effective tax rate differs from the U.S. federal statutory tax rate as follows:

	Year Ended
	December 29,	December 30,	December 31,
	2023	2022	2021
Federal income tax provision at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	48.5%	(1.6)%	(0.1)%
Effect of foreign operations	21.5%	(6.7)%	(10.3)%
Change in valuation allowance	(34.0)%	24.3%	2.9%
Foreign income inclusions	(141.2)%	4.0%	4.9%
Nondeductible executive compensation	(7.0)%	1.8%	1.8%
Stock-based compensation	(3.7)%	(0.3)%	(3.1)%
Acquisition related expenses	(8.0)%	—	1.0%
Tax credits	6.2%	(0.7)%	(0.1)%
Other	0.2%	1.1%	0.1%
Effective Tax Rate	(96.5)%	42.9%	18.1%

Significant components of deferred tax assets and liabilities are as follows:

	Year Ended
	December 29,	December 30,
(In millions)	2023	2022
Deferred tax assets:
Interest expense limitation	$29.4	$19.1
Operating lease liabilities	27.3	14.7
Intangibles	—	13.1
Tax loss carryforwards	19.9	15.4
Capitalized research and development costs	10.9	7.0
Inventory valuation and basis difference	5.3	4.0
Accruals	4.4	5.9
Tax credits	7.3	4.9
Other timing differences	7.1	5.0
	111.6	89.1
Valuation allowance	(57.9)	(53.1)
Total deferred tax assets	53.7	36.0
Deferred tax liabilities:
Goodwill	(19.7)	(17.4)
Operating lease right-of-use assets	(26.1)	(14.5)
Intangibles	(12.9)	(10.9)
Depreciation	(9.0)	(7.1)
Other	(1.9)	(2.3)
Total deferred tax liabilities	(69.6)	(52.2)
Net deferred tax liabilities	$(15.9)	$(16.2)

As of December 29, 2023, the Company had undistributed earnings of certain foreign subsidiaries of approximately $491.0 million that are considered indefinitely reinvested and on which we have not recognized deferred taxes. It is not practicable to determine the tax liability that might be incurred if these earnings were to be distributed. For undistributed earnings of foreign subsidiaries which are not considered indefinitely reinvested deferred taxes have been accrued.

As of December 29, 2023, a valuation allowance of $57.9 million was established for deferred tax assets related to U.S. federal and state assets and certain foreign assets. For fiscal 2023, the increase in the valuation allowance was $4.8 million.

The Company’s gross liability for unrecognized tax benefits as of December 29, 2023 and December 30, 2022 was $2.9 million and $2.7 million, respectively. If the remaining balance of unrecognized tax benefits were recognized in a future period, it would result in a tax benefit of $2.1 million as of December 29, 2023 ($2.2 million as of December 30, 2022) and a reduction in the effective tax rate. Increases or decreases to interest and penalties on uncertain tax positions are included in the income tax provision in the Consolidated Statements of Operations. Interest related to uncertain tax positions for the periods ended December 29, 2023, December 30, 2022 and December 31, 2021, were $0.3 million, $0.3 million, and $0.2 million, respectively. There are no penalties accrued within the liability for unrecognized benefits.

Although it is possible some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Balance as of December 25, 2020	$0.9
Increases related to prior year tax positions	0.2
Increases related to current year tax positions	0.7
Expiration of the statute of limitations for the assessment of taxes	(0.2)
Balance at December 31, 2021	$1.6
Increases related to prior year tax positions	0.1
Increases related to current year tax positions	1.0
Balance at December 30, 2022	$2.7
Increases related to prior year tax positions	—
Increases related to current year tax positions	0.3
Settlement	(0.1)
Balance at December 29, 2023	$2.9

As of December 29, 2023, the Company had U.S. federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $6.5 million, $122.8 million and $18.8 million, respectively. Section 382 of the US Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Utilization of the net operating loss carryforward may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss before utilization. The Company has not completed a full Section 382 study to determine the annual limitation. The Company's US valuation allowance includes the deferred asset on the NOL carryforwards. The U.S. state NOLs begin expiring after 2028 and the foreign NOLs begin expiring after 2026. The Company also had federal tax credit carryforwards of approximately $7.1 million which expire in various years from fiscal 2028 through 2043.

The Company files federal, state and foreign income tax returns in several U.S. and foreign jurisdictions. The federal statute of limitation has closed for years prior to 2020. State statutes of limitation are generally closed for years prior to 2019. The statute of limitation for significant foreign jurisdictions has closed for years prior to 2019.

The Company has operated under a Development and Expansion Incentive (“DEI”) in Singapore that ended on December 29, 2023. However, the Company has reached an agreement in principle with the Singapore Economic Development Board for a 5-year extension of the DEI through 2028. The Company has received preliminary approval for the renewal of the DEI through 2028. The DEI reduces the local tax on certain Singapore income from a statutory rate of 17.0% to 5.0%. The Company has also been granted a tax holiday in Malaysia, subject to certain conditions. The Malaysia tax holiday period commenced in fiscal year 2022.

9. RETIREMENT PLANS

Defined Benefit Plan

Cinos Korea has a noncontributory defined benefit pension plan covering substantially all of its employees upon their retirement. The Company's entities in Israel do have noncontributory defined benefit pension plans covering their employees upon their retirement. The benefits for these plans are based on expected years of service and average compensation. The net period costs are recognized as employees render the services necessary to earn the postretirement benefits. The Company records annual amounts relating to the pension plan based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, compensation increases and turnover rates. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current and expected rates of return and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in accumulated other comprehensive income and amortized to net periodic cost over future periods using the corridor method. The Company believes that the assumptions utilized in recording its obligations under the plans are reasonable based on its experience and market conditions.

As of December 29, 2023, the benefit obligation of the plans is $12.7 million and the total fair value of the benefit plan assets, which are invested in several fixed deposit accounts with financial institutions is $12.4 million, resulting in underfunded pension benefit obligations of $0.3 million. The amounts recognized in the Consolidated Statement of

Operations for the years ended December 29, 2023 and December 30, 2022 was $1.9 million and $2.0 million, respectively. The amount recognized in accumulated other comprehensive income was $0.4 million and $1.2 million for fiscal year ended December 29, 2023 and December 30, 2022, respectively. The contributions to the plans by the Company and its subsidiaries during the years ended December 29, 2023 and December 30, 2022, were $1.5 million and $3.0 million, respectively.

As of December 29, 2023, the Company’s future payment obligations for the respective fiscal years are as follows:

(In millions)
2024	$1.8
2025	1.7
2026	2.6
2027	1.4
2028	1.2
Thereafter	11.1
Total	$19.8

Employee Savings and Retirement Plan

The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all U.S. employees who meet certain eligibility requirements. Participants can elect to contribute to the 401(k) Plan, on a pre-tax basis, up to 25% of their salary to a maximum of the IRS limit. The Company matches 50.0% of each employee's contribution up to a maximum of 60% of the employee's eligible earnings. The Company made discretionary employer contributions of approximately $3.2 million, $3.3 million and $2.7 million to the 401(k) Plan in 2023, 2022 and 2021, respectively.

10. COMMITMENTS AND CONTINGENCIES

Commitment

The Company had commitments to various third parties to purchase inventories and property, plant and equipment totaling approximately $352.4 million at December 29, 2023.

The Company leases real estate and equipment under various non-cancelable operating leases. For additional information, see Note 14 of the Notes to the Consolidated Financial Statements.

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

11. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

Treasury Stock

On October 20, 2022, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $150.0 million of the Company’s common stock over a three-year period. As of December 29, 2023, 1.4 million shares had been repurchased under the program and they are held in treasury stock. The Company records treasury stock using the cost method.

Non-controlling Interests

Services, through its wholly-owned subsidiary in Singapore, owns part of the outstanding shares of Cinos Korea, a South Korean company that provides outsourced cleaning and recycling of precision parts for the semiconductor industry through its operating facilities in South Korea and through a partial interest in Cinos China.

The carrying value of the remaining interest held by another shareholder in Cinos Korea and the remaining interest in Cinos China are presented as noncontrolling interests in the accompanying Consolidated Financial Statements. The noncontrolling interests were estimated based on the values of Cinos Korea and Cinos China on a 100% basis. The values were calculated based on the pro-rata portion of total Services earnings before interest expense, taxes, depreciation and amortization contributed by each entity.

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

Total stock-based compensation during the fiscal years 2023, 2022 and 2021, respectively, in various expense categories was as follows:

	Year Ended
	December 29,	December 30,	December 31,
(In millions)	2023	2022	2021
Cost of revenues (1)	$1.3	$1.5	$2.0
Research and development	0.3	0.3	0.2
Sales and marketing	1.5	1.3	1.3
General and administrative	9.0	16.0	12.3
Total stock-based compensation	$12.1	$19.1	$15.8

(1)
Stock-based compensation expenses capitalized in inventory for fiscal years 2023, 2022 and 2021 were immaterial.

As of December 29, 2023, there was $23.5 million of unrecognized compensation cost related to employee and director awards which is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.8 years, and will be adjusted for subsequent changes in future grants.

For each of the fiscal years ended 2023, 2022 and 2021, vested shares of 0.1 million were withheld to satisfy withholding tax obligations, resulting in the net issuance of 0.5 million, 0.6 million and 0.6 million shares, respectively.

Restricted Stock Units, Performance Stock Units and Restricted Stock Awards

The following table summarizes the Company’s PSUs, RSUs and RSAs activities through the year ended December 29, 2023:

		Aggregate
		Intrinsic
	Number of	Value
	Shares	(In millions)
Unvested restricted stock units and restricted stock awards at December 31, 2021	1.2	$69.3
Granted	0.7
Vested	(0.7)
Forfeited	(0.1)
Unvested restricted stock units and restricted stock awards at December 30, 2022	1.1	$37.6
Granted	0.8
Vested	(0.5)
Forfeited	0.0
Unvested restricted stock units and restricted stock awards at December 29, 2023	1.4	$46.1
Vested and expected to vest restricted stock units and restricted stock awards	1.3	$46.0

The RSU awards are granted to employees with a unit purchase price of zero dollars and typically vest over three years, subject to the employee’s continued service with the Company. During the year ended December 29, 2023, the Company approved and granted 0.6 million RSUs to employees with a weighted average grant date fair value of $28.19 per share.

During the year ended December 29, 2023, the Company also approved and granted 0.1 million PSUs with a grant date fair value of $28.19 per share.

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

At the end of the three-year performance period, the total units earned, if any, are adjusted by applying two modifiers, each ranging from 25.0% to (25.0)% based on (i) the Company’s relative total shareholder return (“TSR”) compounded annual growth rate (“CAGR”) which is based on the Company’s stock price changes relative to a group of peer companies and (ii) the “average annual difference in operating margin” is defined as non-GAAP operating margin divided by total revenue comparing the annual operating plan to actual results.

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

For awards that contain market conditions, compensation expense is measured using a Monte Carlo simulation model and recognized over the requisite service period based on the expected market performance as of the grant date. For the PSU awards, the Company used the following inputs for the Monte Carlo simulation:

	Year Ended
	December 29,	December 30,	December 31,
	2023	2022	2021
Stock price	$28.19	$32.17	$52.73
Term	2.68 years	2.68 years	2.67 years
Expected volatilities	57.4%	65.9%	64.7%
Risk-free rate	3.9%	2.7%	0.3%

In fiscal years 2023, 2022 and 2021, the Company granted 37,072, 25,907 and 18,893 shares, respectively, of common stock to its board members under the 2003 Incentive Plan. The total unamortized expense of the Company’s unvested RSAs as of December 29, 2023, is approximately $0.4 million.

Employee Stock Purchase Plan

The ESPP permits employees to purchase common stock at a discount through payroll withholdings at certain specified dates (purchase period) within a defined offering period. The purchase price is 85.0% of the fair market value of the common stock at the end of the purchase period and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. There were 39,286 shares issued under the ESPP during the year ended December 29, 2023.

The Company recorded $0.4 million, $0.1 million and $0.3 million of stock-based compensation expense related to ESPP for fiscal years 2023, 2022 and 2021, respectively.

13. REVENUE RECOGNITION

Revenue is recognized when the Company satisfies the performance obligations as evidenced by the transfer of control of the promised goods or services to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company sells its products and services primarily to customers in the semiconductor capital equipment industry. The Company’s revenues are highly concentrated and therefore highly dependent upon a small number of customers. Typical payment terms with our customers range from thirty to sixty days.

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

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value-add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Certain of our customers may receive cash-based incentives, such as rebates or credits, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. Accruals for unpaid customer rebates of $2.0 million and $3.8 million as of December 29, 2023 and December 30, 2022, respectively, were netted against accounts receivable. The Company's disaggregated revenues are apportioned by segments within the Company's Consolidated Statement of Operations.

The Company’s principal markets include America, Asia Pacific and EMEA. The Company’s foreign operations are conducted primarily through its subsidiaries in China, Malaysia, Singapore, Israel, Taiwan, South Korea, United Kingdom and the Czech Republic. Revenues by geographic area are categorized based on the customer’s location to which the products were shipped or services were performed. The following table sets forth revenue by geographic area (in millions):

	Year Ended
	December 29,	December 30,	December 31,
	2023	2022 (1)	2021
Singapore	$608.7	$898.9	$778.5
United States	526.8	738.0	734.4
Austria	124.9	117.2	98.5
China	118.1	131.4	99.9
South Korea	94.2	151.4	152.7
Taiwan	71.3	97.2	88.1
Malaysia	21.8	50.4	34.1
Israel	18.1	19.2	22.3
Others	150.6	170.6	93.1
Total	$1,734.5	$2,374.3	$2,101.6

(1) During fiscal year 2023, management identified an immaterial disclosure error related to revenues by geography during fiscal year 2022. Certain shipments to United States but should have been shipments made internationally. The Company has corrected this immaterial disclosure error in this Annual Report on Form 10-K. This correction does not have an effect on Consolidated Balance Sheets, Statements of Operations, Statements of Cash Flows and Statement of Stockholder’s Equity.

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

	Year Ended
(Dollars in millions)	December 29, 2023	December 30, 2022
Operating lease cost	$25.6	$21.9
Short-term lease cost	2.7	1.9
Sublease income	(0.4)	(0.4)
Total lease cost	$27.9	$23.4

Operating cash flows used in operating leases	$24.0	$21.9
Weighted-average remaining lease term – operating leases	10.1	8.3
Weighted-average discount rate – operating leases	6.7%	4.8%

Future minimum payments under operating leases as of December 29, 2023 were summarized as follows:

(In millions)	Operating Leases
2024	$28.0
2025	25.3
2026	21.4
2027	20.8
2028	18.8
Thereafter	112.6
Total minimum lease payments	226.9
Less: imputed interest	(65.8)
Lease liability	$161.1

As of December 29, 2023, legally binding minimum lease payments of $18.7 million were signed but have not yet commenced.

15. NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share:

	Year Ended
	December 29,	December 30,	December 31,
(In millions, except share amounts)	2023	2022	2021
Numerator:
Net income (loss) attributable to UCT	$(31.1)	$40.4	$119.5
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	44.7	45.2	43.5
Shares used in computation — diluted:
Weighted average common shares outstanding	44.7	45.2	43.5
Dilutive effect of common shares outstanding subject to repurchase	—	0.5	0.9
Shares used in computing diluted net income (loss) per share	44.7	45.7	44.4
Net income (loss) per share attributable to UCT — basic	$(0.70)	$0.89	$2.75
Net income (loss) per share attributable to UCT — diluted	$(0.70)	$0.88	$2.69

16. REPORTABLE SEGMENTS

The Company’s Chief Executive Officer (chief operating decision maker) views and evaluates operations based on the results of each of the reportable segments.

In fiscal year 2023, the Company prepares financial results based on three operating segments (Products, Services, and HIS) and two reportable segments (Products and Services). The Products and HIS operating segments have been aggregated into the Products reportable segment. As described in Note 2, HIS was acquired in October 2023 and is a supplier to the semiconductor sub-fab segment including the design, manufacturing, and integration of components, process solutions, and fully integrated sub-systems. Due to the Company’s limited experience with HIS, limited data and information for management to evaluate and the Company’s intention to integrate HIS within its Product’s segment, management has aggregated HIS within its Products segment.

In fiscal year 2022, the Company prepared financial results based on three operating segments (Products, Services, and Fluid Solutions) and two reportable segments (Products and Services). The Products and Fluid Solutions operating segments have been aggregated into the Products reportable segment. The aggregation of Fluid Solutions into Products is based upon consistency of economic characteristics, nature of products, similarity of production process, and class of customers. During fiscal year 2023, the Company no longer reported discrete financial information related to the Fluid Solutions operating segment to the Chief Executive Officer, and therefore, Fluid Solutions no longer represented an operating segment.

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

	Year Ended
	December 29,	December 30,	December 31,
(In millions)	2023	2022	2021
Revenues:
Products	$1,501.6	$2,074.7	$1,803.9
Services	232.9	299.6	297.7
Total segment revenues	$1,734.5	$2,374.3	$2,101.6

Gross profit:
Products	$211.1	$362.4	$325.2
Services	66.2	102.6	104.8
Total segment gross profit	$277.3	$465.0	$430.0

Operating profit:
Products	$29.9	$90.4	$154.3
Services	5.3	30.0	31.4
Total segment operating profit	$35.2	$120.4	$185.7

	December 29,	December 30,
(In millions)	2023	2022
Assets
Products	$1,617.5	$1,650.2
Services	250.2	310.7
Total segment assets	$1,867.7	$1,960.9

Long-lived assets comprised of operating lease right-of-use assets and property, plant and equipment, net, reported based on the location of the asset. The carrying amount of long-lived assets in United States, Malaysia, Israel, South Korea and other foreign countries were $165.4 million, $84.3 million, $74.3 million, $54.3 million and $101.7 million, respectively as of December 29, 2023, and $102.1 million, $53.5 million, $75.4 million, $57.1 million and $90.5 million, respectively as of December 30, 2022.

17. GOVERNMENT SUBSIDIES

In September 2021, the Company’s manufacturing operations in Singapore have been awarded by a grant for up to S$2.3 million ($1.7 million) from the Singapore Economic Development Board, which provides incentive grant payments for research and innovation scheme for the Company in Singapore. Under this agreement, the Company recorded subsidies of $0.8 million in fiscal year 2023, $0.4 million in fiscal year 2022 and $0.2 million in fiscal year 2021. These subsidies were recorded as an offset to cost of revenues and other operating expenses.

The Company also received unconditional subsidies of $1.9 million, $1.0 million and $0.7 million from the Chinese government during fiscal years 2023, 2022 and 2021, respectively. These subsidies were recognized as other income in the Consolidated Statements of Operations.

18. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure or would be required to be recognized in the consolidated financial statements as of and for the year ended December 29, 2023.

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

In light of the material weaknesses described below, management performed additional analyses and other substantive procedures to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

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

As of December 29, 2023, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment excluded internal control over financial reporting at HIS Innovations Group (“HIS”), which was acquired on October 25, 2023 and whose financial statements constitute 3.3% and 0.4% of the Company’s consolidated total assets (excluding goodwill and intangible assets) and revenue, respectively, as of and for the year ended December 29, 2023. This exclusion was in accordance with Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted in management’s report on internal controls over financial reporting in the year of acquisition. We will include this acquired entity in our assessment of the effectiveness of internal controls over financial reporting in the fiscal year 2024 annual management report, which will be the first annual management report following the first anniversary of the acquisition. Based on this assessment, management has determined that our internal control over financial reporting was not effective as of December 29, 2023 due to the material weaknesses described below.

•
The Company did not fully maintain components of the COSO framework, including elements of the control environment, risk assessment, control activities, and monitoring activities components, relating to: (i) sufficiency of processes related to identifying and analyzing risks to the achievement of objectives across the entity, (ii) sufficiency of competent personnel to analyze risk and develop internal control activities to support the achievement of the Company’s internal control objectives; and (iii) performing control activities in accordance with established policies in a timely manner.

These material weaknesses contributed to the following additional material weaknesses:

•
The Company did not design and maintain effective information technology (“IT”) general controls for certain information systems that are relevant to the preparation of its consolidated financial statements. Specifically, for certain of our Fluid Solutions operating subsidiaries in our Products segment which have not been migrated to our primary Enterprise Resource Planning (“ERP”) system, we did not design and maintain (a) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately, and (b) user access controls to ensure appropriate segregation of duties that adequately restrict user and privileged access to its financial applications and data to appropriate company personnel. Our business process controls that are dependent on information and data produced by systems affected by the deficiencies in IT general controls and these business process controls were deemed ineffective because they could have been adversely impacted.
•
The Company did not design and maintain effective application controls over certain IT systems that are relevant to the preparation of its consolidated financial statements. Specifically, for certain other of our international operating subsidiaries in our Products segment which have not been migrated to our primary ERP system, although the IT general controls were tested and determined to be operating effectively, we did not design and maintain effective IT application controls or business process controls including, but not limited to appropriate segregation of duties. The business process controls were deemed ineffective because they could have allowed for certain personnel to have incompatible duties allowing for the creation, review, and processing of certain transactions without independent review and authorization which affects substantially all financial statement account balances and disclosures within such subsidiaries.
•
The Company did not design and maintain effective controls to determine the valuation of inventories, including the write down of inventory to its estimated market value less costs to sell and the validation and approval of inventory costing.
•
The Company did not design effective controls necessary to validate the accuracy of certain data used within the operation of controls which affects substantially all financial statement account balances and disclosures.
•
The Company did not design and maintain effective controls related to the review of cash flow forecasts used in the valuation of certain assets and liabilities acquired in a business combination. Specifically, the control activities related to the review of the inputs and assumptions utilized to develop the cash flow forecasts used in the valuation of acquired intangible assets and contingent earn-out liabilities resulting from the HIS business combination were not designed at an appropriate level of precision.

The material weaknesses described above did not result in any changes to previously released annual or interim financial results. However, each of these material weaknesses created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.

The effectiveness of the Company’s internal control over financial reporting as of December 29, 2023 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

Remediation Plans

We plan to implement measures to remediate these material weaknesses, including: (i) engaging an external advisor to assist with evaluating and documenting the design and operating effectiveness of internal controls and assist with the remediation of deficiencies, as necessary; (ii) designing and implementing incremental controls over segregation of duties; (iii) documenting and testing incremental process controls for certain international operating subsidiaries not yet migrated to our primary ERP; and (iv) adjusting internal control policies to expand documentation requirements associated with the precision of management’s procedures over cash flow forecasts utilized in the valuation of intangible assets and contingent consideration acquired in a business combination to ensure the accuracy of assumptions and methodologies applied in the forecasting process.

The Company is working to remediate the material weaknesses as efficiently and effectively as possible and remediation efforts could continue beyond the fiscal year ending December 27, 2024. At this time, we cannot provide an estimate of costs expected to be incurred in connection with this remediation plan; however, these remediation measures will be time consuming, will result in the incurrence of significant costs, and will place significant demands on our financial, IT, and operational resources.

Remediation of Previously Identified Material Weaknesses

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2022, we previously identified material weaknesses in our internal control over financial reporting related to information technology general controls (“ITGCs”) over user access within our primary ERP system, our primary revenue system for the Services segment, and related ERP access controls affecting the independent review of manual journal entry postings. Business process controls that depend on the affected information systems, or that depend on data or financial reports generated from the affected information systems to be accurate and complete, could have been adversely affected.

The Company completed the actions and measures designed to remediate the control deficiencies that had led to the material weaknesses, including:

•
Engaged an external advisor to assist with evaluating and documenting the design and operating effectiveness of ITGCs in our primary ERP system;
•
Ensured appropriate reviews have been conducted of elevated and restricted access in our primary ERP;
•
Enhanced training programs addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access over IT systems impacting financial reporting;
•
Designed and implemented additional business process review controls over manual journal entry postings;
•
Designed and implemented additional business process controls over Services segment revenues;
•
Implemented an IT management review process and increased the frequency of testing plans to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and
•
Hired additional IT personnel with relevant compliance expertise to support the ongoing design and maintenance of effective ITGCs.

Management has completed its documentation, testing and evaluation of the newly designed and enhanced control activities and determined that, as of December 29, 2023, these control activities have been appropriately designed and implemented, and have operated effectively for a sufficient period of time to conclude that these previously identified material weaknesses have been remediated.

Changes in Internal Control Over Financial Reporting

Except for the remediation activities related to the material weaknesses in internal control over financial reporting described above, there were no changes in our internal control over financial reporting during the fiscal fourth quarter ended December 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Pursuant to Paragraph G (3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our December 29, 2023 Annual Meeting of Stockholders.

Item 10. Directors and Executive Officers of the Registrant

The information required by this item concerning directors is incorporated by reference to the section entitled, “Election of Directors” in our Proxy Statement for the December 29, 2023 Annual Meeting of Stockholders.

For information with respect to Executive Officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers.”

The information required by this item with respect to Section 16(a) beneficial reporting compliance is incorporated by reference to the section entitled, “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the December 29, 2023 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation

The information required by this item regarding the security ownership of certain beneficial owners is incorporated by reference to the sections entitled “Executive Officer Compensation” and “Election of Directors” in our Proxy Statement for the December 29, 2023 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the December 29, 2023 Annual Meeting of Stockholders.

The table below summarizes our equity plan information as of December 29, 2023:

(c) (1)
Number of Securities
	(a)		Remaining Available
	Number of Securities	(b)	for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise/Vest of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding	(Excluding
(Shares in millions)	Awards	Options, Warrants	Securities Reflected
Plan Category	Warrants and Rights	and Rights	in Column (a)
Equity compensation plans approved by security holders	1.4	$—	2.0

(1) Consists of the 2003 Stock Incentive Plan, as amended, and, for purposes of column (c), the Employee Stock Purchase Plan. Since restricted stock units do not have an exercise price, they are excluded from the calculations in column (b) of the table above.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Party Transactions” in our Proxy Statement for the December 29, 2023 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section entitled “Ratification of the Appointment of Our Independent Registered Public Accounting Firm” in our Proxy Statement for the December 29, 2023 Annual Meeting of Stockholders.

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

3. Exhibits

Exhibit Index

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of July 24, 2018, among Quantum Global Technologies, LLC, Ultra Clean Holdings, Inc., Falcon Merger Subsidiary, LLC and G-Squared Partners, LLC (as the representative of the unitholders of the Company)	8-K	000-50646	July 25, 2018	2.1

2.2	Agreement and Plan of Merger by and among Ultra Clean Holdings, Inc., Sir Daibus Ltd., Bealish Ltd. and Ham-Let (Israel – Canada) Ltd.	8-K	000-50646	December 17, 2020	2.1

2.3	HIS Merger Agreement

3.1	Amended and Restated Certificate of Incorporation of Ultra Clean Holdings, Inc.	S-1/A	333-11904	March 2, 2004	3.1

3.2	Amended and Restated Bylaws of Ultra Clean Holdings, Inc.	10-Q	000-50646	May 2, 2016	3.1

4.1	Specimen Stock Certificate	S-1/A	333-11904	March 8, 2004	4.1

4.2	Description of Securities Registered Under Section 12 of the Exchange Act					X

10.1†	Ultra Clean Holdings, Inc. Amended and Restated Stock Incentive Plan (amended and restated as of May 17, 2023)					X

10.2†	Form of Stock Option Agreement	S-1/A	333-11904	March 8, 2004	10.6

10.3†	Form of Award Agreement	S-1/A	333-11904	March 8, 2004	10.13

10.4†	Form of Restricted Stock Unit Award Agreement	10-K	000-50646	March 12, 2008	10.18

10.5†	Employee Stock Purchase Plan (amended and restated as of May 17, 2023)					X

10.6†	Form of Indemnification Agreement between Ultra Clean Holdings, Inc. and each of its directors and executive officers	S-1/A	333-11904	March 2, 2004	10.10

10.7†	Severance Policy for Executive Officers (amended as of October 26, 2018)	8-K	000-50646	November 1, 2018	10.1

10.8†	Offer Letter between Ultra Clean Holdings, Inc. and James P. Scholhamer dated January 3, 2015	8-K	000-50646	January 5, 2015	99.1

10.9†	Change in Control Severance Agreement dated as of January 19, 2015 by and between Ultra Clean Holdings, Inc. and James P. Scholhamer	10-K	000-50646	March 11, 2015	10.18

10.10†	Promotion Letter between Ultra Clean Holdings, Inc. and Sheri Savage (previously Sheri Brumm) dated February 18, 2016	10-K	000-50646	March 9, 2016	10.18

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.11†	Offer Letter between Ultra Clean Holdings, Inc. and Sheri Savage (previously Sheri Brumm) dated July 7, 2016	8-K	000-50646	July 12, 2016	99.1

10.12†	Change in Control Severance Agreement between Ultra Clean Holdings, Inc. and Sheri Savage (previously Sheri Brumm) dated July 7, 2016	8-K	000-50646	July 12, 2016	99.2

10.13†	Amendment to Offer Letter and Change in Control Severance Agreement dated as of July 25, 2017 by and between Ultra Clean Holdings, Inc. and James P. Scholhamer	10-Q	000-50646	August 9, 2017	10.2

10.14	Credit Agreement, dated as of August 27, 2018, among Ultra Clean Holdings, Inc., Barclays Bank PLC, as administrative agent, and the lenders party thereto	8-K	000-50646	August 31, 2018	10.1

10.15	Guarantee and Collateral Agreement in favor of Barclays Bank PLC and the other Lenders party thereto, dated as of August 27, 2018, made by Ultra Clean Holdings, Inc. and the other Grantors referred to therein and from time to time party thereto	8-K	000-50646	August 31, 2018	10.2

10.16	Amendment Agreement, dated as of October 1, 2018, among Ultra Clean Holdings, Inc., any Subsidiary Borrowers, Barclays Bank PLC, as administrative agent, and the lenders party thereto	8-K	000-50646	October 4, 2018	10.1

10.17	Second Amendment, dated as of March 31, 2021, by and among Ultra Clean Holdings, Inc., the subsidiaries of Ultra Clean Holdings, Inc. party thereto, Barclays Bank PLC, as administrative agent and the lenders party thereto	8-K	000-50646	April 5, 2021	10.1

10.18	Third Amendment, dated as of August 19, 2022, by and among Ultra Clean Holdings, Inc., the subsidiaries of Ultra Clean Holdings, Inc. party thereto, Barclays Bank PLC, as administrative agent and the lenders party thereto	8-K	000-50646	August 20, 2022	10.1

10.19	Fourth Amendment, dated as of June 29, 2023, by and among Ultra Clean Holdings, Inc., the subsidiaries of Ultra Clean Holdings, Inc. party thereto, Barclays Bank PLC, as administrative agent and the lenders party thereto	8-K	000-50646	July 6, 2023	10.1

10.20	Fifth Amendment, dated as of July 27, 2023, by and among Ultra Clean Holdings, Inc., the subsidiaries of Ultra Clean Holdings, Inc. party thereto, Barclays Bank PLC, as administrative agent and the lenders party thereto	8-K	000-50646	July 27, 2023	10.1

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.21†	Form of Change in Control Severance Agreement for Executive Officers	8-K	000-50646	November 1, 2018	10.2

21.1	Subsidiaries of Ultra Clean Holdings, Inc.					X

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on signature page)					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Compensation Recoupment Policy					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: March 6, 2024

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

Signature	Title	Date

/S/ CLARENCE L. GRANGER Clarence L. Granger	Chairman	March 6, 2024

/S/ JAMES P. SCHOLHAMER James P. Scholhamer	Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2024

/S/ SHERI SAVAGE Sheri Savage	Chief Financial Officer (Principal Financial Officer)	March 6, 2024
/S/ BRIAN E. HARDING Brian E. Harding	Chief Accounting Officer (Principal Accounting Officer)	March 6, 2024

/S/ EMILY M. LIGGETT Emily M. Liggett	Director	March 6, 2024

/S/ THOMAS T. EDMAN Thomas T. Edman	Director	March 6, 2024

/S/ BARBARA V. SCHERER Barbara V. Scherer	Director	March 6, 2024

/S/ DAVID T. IBNALE David T. IbnAle	Director	March 6, 2024

/S/ ERNEST E. MADDOCK Ernest E. Maddock	Director	March 6, 2024

/S/ JACQUELINE A. SETO	Director	March 6, 2024
Jacqueline A. Seto