Form 10-Q
period 2024-03-29
Ultra Clean Holdings, Inc.
filed 2024-05-06
CIK 1275014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________to
Commission file number 000-50646
__________________________________________________

Ultra Clean Holdings, Inc.
(Exact name of registrant as specified in its charter)
__________________________________________________

Delaware	61-1430858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26462 Corporate Avenue, Hayward, California	94545
(Address of principal executive offices)	(Zip Code)
(510) 576-4400
Registrant’s telephone number, including area code
__________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the issuer’s common stock as of May 3, 2024: 44,905,933

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 29, 2024	December 29, 2023
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$293.0	$307.0
Accounts receivable, net of allowance for credit losses of $1.8 and $1.0 at March 29, 2024 and December 29, 2023, respectively	194.5	180.8
Inventories	388.1	374.5
Prepaid expenses and other current assets	33.1	30.9
Total current assets	908.7	893.2
Property, plant and equipment, net	329.2	328.3
Goodwill	265.2	265.2
Intangible assets, net	207.6	215.3
Deferred tax assets, net	3.3	3.1
Operating lease right-of-use assets	163.4	151.7
Other non-current assets	10.2	10.9
Total assets	$1,887.6	$1,867.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$17.0	$17.6
Accounts payable	215.7	192.9
Accrued compensation and related benefits	37.1	47.7
Operating lease liabilities	18.3	18.1
Other current liabilities	41.3	33.7
Total current liabilities	329.4	310.0
Bank borrowings, net of current portion	458.2	461.2
Deferred tax liabilities	18.9	19.0
Operating lease liabilities	153.4	143.0
Other liabilities	38.6	37.3
Total liabilities	998.5	970.5
Commitments and contingencies (See Note 9)
Equity:
UCT stockholders’ equity:
Preferred stock — $0.001 par value, 10.0 shares authorized; none outstanding	—	—
Common stock — $0.001 par value, 90.0 shares authorized; 46.1 and 46.1 shares issued and 44.6 and 44.6 shares outstanding at March 29, 2024 and December 29, 2023, respectively	0.1	0.1
Additional paid-in capital	545.0	541.5
Common shares held in treasury, at cost, 1.5 and 1.5 shares at March 29, 2024 and December 29, 2023, respectively	(45.0)	(45.0)
Retained earnings	337.3	346.7
Accumulated other comprehensive loss	(6.5)	(4.4)
Total UCT stockholders' equity	830.9	838.9
Noncontrolling interests	58.2	58.3
Total equity	889.1	897.2
Total liabilities and equity	$1,887.6	$1,867.7
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 29, 2024	March 31, 2023
(In millions, except per share amounts)
Revenues:
Product	$418.5	$368.6
Services	59.2	64.7
Total revenues	477.7	433.3
Cost of revenues:
Product	354.0	315.1
Services	41.1	45.2
Total cost revenues	395.1	360.3
Gross margin	82.6	73.0
Operating expenses:
Research and development	7.0	7.1
Sales and marketing	13.7	13.1
General and administrative	44.6	40.4
Total operating expenses	65.3	60.6
Income from operations	17.3	12.4
Interest income	1.4	0.5
Interest expense	(12.2)	(11.8)
Other income (expense), net	(3.8)	2.8
Income before provision for income taxes	2.7	3.9
Provision for income taxes	9.9	3.5
Net income (loss)	(7.2)	0.4
Less: Net income attributable to noncontrolling interests	2.2	3.8
Net loss attributable to UCT	$(9.4)	$(3.4)

Net loss per share attributable to UCT common stockholders:
Basic	$(0.21)	$(0.08)
Diluted	$(0.21)	$(0.08)
Shares used in computing net loss per share:
Basic	44.6	44.8
Diluted	44.6	44.8
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 29, 2024	March 31, 2023
(In millions)
Net income (loss)	$(7.2)	$0.4
Other comprehensive income (loss):
Change in cumulative translation adjustment, net of tax	(4.4)	(2.1)
Change in pension net actuarial gain, net of tax	—	0.2
Change in fair value of derivatives, net of tax	—	0.2
Total other comprehensive loss	(4.4)	(1.7)
Comprehensive loss	(11.6)	(1.3)
Comprehensive income (loss), attributable to noncontrolling interests	(0.1)	5.2
Comprehensive loss attributable to UCT	$(11.5)	$(6.5)
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 29, 2024	March 31, 2023
(In millions)
Cash flows from operating activities:
Net income (loss)	$(7.2)	$0.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11.5	8.9
Amortization of intangible assets	7.7	5.8
Stock-based compensation	3.5	3.7
Amortization of debt issuance costs	1.0	1.0
Deferred income taxes	(0.7)	(0.6)
Change in the fair value of financial instruments	1.8	0.2
Changes in assets and liabilities:
Accounts receivable	(13.7)	63.4
Inventories	(13.6)	10.9
Prepaid expenses and other current assets	(0.8)	6.3
Other non-current assets	0.7	(1.7)
Accounts payable	25.1	(50.5)
Accrued compensation and related benefits	(10.6)	(14.7)
Income taxes payable	2.1	(1.6)
Operating lease assets and liabilities	(1.1)	(0.3)
Other liabilities	4.1	(3.2)
Net cash provided by operating activities	9.8	28.0
Cash flows from investing activities:
Purchases of property, plant and equipment	(18.0)	(27.3)
Proceeds from sale of equipment	0.1	—
Net cash used in investing activities	(17.9)	(27.3)
Cash flows from financing activities:
Principal payments on bank borrowings	(4.5)	(22.0)
Repurchase of shares	—	(14.2)
Net cash used in financing activities	(4.5)	(36.2)
Effect of exchange rate changes on cash and cash equivalents	(1.4)	(1.2)
Net decrease in cash and cash equivalents	(14.0)	(36.7)
Cash and cash equivalents at beginning of period	307.0	358.8
Cash and cash equivalents at end of period	$293.0	$322.1
Supplemental cash flow information:
Income taxes paid, net of income tax refunds	$8.1	$5.6
Interest paid	$11.2	$7.4
Non-cash investing and financing activities:
Property, plant and equipment purchased included in accounts payable and other liabilities	$7.3	$9.5
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended
	March 29, 2024
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance December 29, 2023	44.6	$0.1	$541.5	1.5	$(45.0)	$346.7	$(4.4)	$838.9	$58.3	$897.2
Stock-based compensation expense	—	—	3.5	—	—	—	—	3.5	—	3.5
Net income (loss)	—	—	—	—	—	(9.4)	—	(9.4)	2.2	(7.2)
Other comprehensive loss	—	—	—	—	—	—	(2.1)	(2.1)	(2.3)	(4.4)
Balance March 29, 2024	44.6	$0.1	$545.0	1.5	$(45.0)	$337.3	$(6.5)	$830.9	$58.2	$889.1

	Three Months Ended
	March 31, 2023
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance December 31, 2022	45.2	$0.1	$530.8	0.9	$(15.4)	$377.8	$(5.4)	$887.9	$49.1	$937.0
Issuance under employee stock plans	0.1	—	(0.2)	—	—	—	—	(0.2)	—	(0.2)
Repurchase shares	(0.5)	—	—	0.5	(14.2)	—	—	(14.2)	—	(14.2)
Stock-based compensation expense	—	—	3.7	—	—	—	—	3.7	—	3.7
Net income (loss)	—	—	—	—	—	(3.4)	—	(3.4)	3.8	0.4
Other comprehensive loss	—	—	—	—	—	—	(3.1)	(3.1)	1.4	(1.7)
Balance March 31, 2023	44.8	$0.1	$534.3	1.4	$(29.6)	$374.4	$(8.5)	$870.7	$54.3	$925.0

ULTRA CLEAN HOLDINGS, INC.

Index to Notes
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
Basis of Presentation — The unaudited Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q include the accounts of the Company and its majority-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). This financial information reflects all adjustments which are, in the opinion of the Company, normal, recurring and necessary for the fair financial statement presentation for the dates and periods presented. Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with GAAP, have been condensed or omitted from the interim financial statements in this Quarterly Report on Form 10-Q. Therefore, these unaudited financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 29, 2023.
Fiscal Year — The Company uses a 52-53 week fiscal year ending on the Friday nearest December 31. All references to quarters refer to fiscal quarters and all references to years refer to fiscal years.
Principles of Consolidation — The Company’s Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries and all intercompany accounts and transactions have been eliminated upon consolidation.
Significant Accounting Policies — There were no changes to the accounting policies disclosed in Note 1, Organization and Significant Accounting Polices of the Company’s Annual Report on Form 10-K for the year ended December 29, 2023 that had a material impact on the Company's condensed consolidated financial statements and related notes.
Accounting Standards Recently Adopted
The Company did not adopt any new accounting standards during the first quarter of fiscal year 2024 that had a significant impact on the Company’s condensed consolidated financial statements.
Accounting Standards Not Yet Adopted
In November 2023, FASB issued Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The Company is required to adopt this standard in the fiscal year 2024 for the annual reporting ending December 27, 2024, with retrospective disclosure of prior periods presented. The Company expects this ASU to only impact its disclosures with no impact to its results of operations, cash flows and financial condition.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. ASU No. 2023-09 is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in

Index to Notes
the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The Company is required to adopt this standard prospectively in fiscal year 2025 for the annual reporting period ending December 26, 2025. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.
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
The purchase price of HIS for purposes of the Company’s preliminary purchase price allocation was determined to be $73.6 million, which includes initial cash consideration of $46.5 million and the fair value of potential earn-out payments of approximately $27.1 million. These potential earn-out payments represent up to $70.0 million of cash consideration that may be payable based on the financial performance of the acquired business during the fiscal years 2023, 2024, and 2025. The fair value of the potential earn-out payments was determined utilizing a Monte Carlo simulation model.
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
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed at the date of acquisition:

Index to Notes

(In millions)	Amount
Cash and cash equivalents	$0.4
Accounts receivable	5.6
Inventories	11.4
Prepaid expenses and other assets	2.7
Property, plant and equipment	9.3
Purchased intangible assets	51.6
Operating lease right-of-use assets	7.5
Accounts payable	(8.1)
Accrued compensation and related benefits	(0.7)
Other current liabilities	(0.9)
Deferred tax liabilities	(12.0)
Operating lease liabilities	(9.6)
Total identifiable net assets	$57.2
Goodwill	$16.4
The following table summarizes the intangible assets acquired and the useful lives of these assets:

		Purchased
	Useful Life	Intangible Assets
	(In years)	(In millions)
Customer relationships	7	$35.2
IP knowhow	5	11.2
Developed technology	5	4.6
Backlog	1	0.6
Total purchased intangible assets		$51.6
The results of operations for HIS have been included in the Company's condensed consolidated financial statements since the date of the acquisition. In addition, acquisition-related costs of $0.3 million were included in the results of operations for the three months ended March 29, 2024. Acquisition costs are included in general and administrative expenses in the Company’s condensed consolidated results of operations.
3. BALANCE SHEET INFORMATION
Inventories consisted of the following:

(In millions)	March 29, 2024	December 29, 2023
Raw materials	$197.3	$197.9
Work in process	123.5	107.2
Finished goods	67.3	69.4
Total	$388.1	$374.5

Index to Notes
Property, plant and equipment, net, consisted of the following:

(In millions)	March 29, 2024	December 29, 2023
Land	$8.0	$5.6
Buildings	54.6	57.1
Leasehold improvements	128.6	110.8
Machinery and equipment	210.7	207.4
Computer equipment and software	73.1	72.2
Furniture and fixtures	3.8	5.0
	478.8	458.1
Accumulated depreciation	(181.8)	(170.3)
Construction in progress	32.2	40.5
Total	$329.2	$328.3
4. FAIR VALUE
The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

		Fair Value Measurement at Reporting Date Using
Description	March 29, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other non-current assets:
Plan assets	$1.0	$—	$—	$1.0
Other current liabilities:
Forward contracts	$0.6	$—	$0.6	$—
Other liabilities:
Pension obligation	$1.6	$—	$—	$1.6
Contingent earn-out	$30.4	$—	$—	$30.4

		Fair Value Measurement at Reporting Date Using
Description	December 29, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other non-current assets:
Plan assets	$1.3	$—	$—	$1.3
Other current liabilities:
Forward contracts	$0.1	$—	$0.1	$—
Other liabilities:
Pension obligation	$1.6	$—	$—	$1.6
Contingent earn-out	$29.1	$—	$—	$29.1
The estimated fair value of foreign currency forward contracts is based upon quoted market prices obtained from independent pricing services for similar derivative contracts and these financial instruments are characterized as Level 2 assets in the fair value hierarchy.

Index to Notes
The estimated fair value of pension obligation is based on expected years of service and average compensation. The valuation model used to value pension obligation utilizes mortality rate, inflation, interest rate risks and changes in the life expectancy for pensioners. These assumptions are routinely made in the appraisal process by the independent actuary resulting in a Level 3 classification. As of March 29, 2024, the Company's aggregate pension benefit obligations was $12.0 million and the fair value of the pension plan assets was $11.4 million. The underfunded pension benefit obligations was $0.6 million as of March 29, 2024. The Company recognizes the overfunded or underfunded status of defined benefit pension plans, measured as the difference between the fair value of the plan assets and the benefit obligation. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability.
The Company measures its contingent earn-out liabilities at fair value on a recurring basis using a Monte Carlo simulation model. The significant unobservable inputs used in the model include the forecasted operating profit of the acquired business during each of calendar years 2024 and 2025. Significant increases or decreases to the forecasted results would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the contingent earn-out liability on the acquisition date is reflected as cash used in financing activities in the consolidated statements of cash flows. Any amount paid in excess of the contingent earn-out liability on the acquisition date will be reflected as cash used in operating activities in the consolidated statements of cash flows. For the three months ended March 29, 2024, the Company recorded $1.3 million of loss from change in the fair value of contingent earn-out related to the acquisition of HIS. This loss from change in the fair value was recognized as other income (expense), net in the Condensed Consolidated Statements of Operations.
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
During the three months ended March 29, 2024, there were no changes to the Company's reporting units, and the Company did not recognize any impairment charges or additions to goodwill. Details of aggregate goodwill of the Company are as follows:

(In millions)	Products	Services	Total
Balance at March 29, 2024	$191.7	$73.5	$265.2
Intangible Assets
Intangible assets are generally recorded in connection with a business acquisition. The Company evaluates the useful lives of its intangible assets each reporting period to determine whether events and circumstances require revising the remaining period of amortization. In addition, the Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable and evaluates indefinite-lived intangible asset for impairment annually, or more frequently if indicators of potential impairment exist. Management considers such

Index to Notes
indicators as significant differences in product demand from the estimates, changes in the competitive and economic environment, technological advances, and changes in cost structure.
Details of intangible assets were as follows:

		As of March 29, 2024			As of December 29, 2023
(Dollars in millions)	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	6 - 10	$207.2	$(102.5)	$104.7	$207.2	$(97.5)	$109.7
Recipes	20	73.2	(20.4)	52.8	73.2	(19.5)	53.7
Intellectual property/know-how	7 - 15	48.9	(19.5)	29.4	48.9	(18.4)	30.5
Tradename	4 - 6*	32.5	(22.4)	10.1	32.5	(22.1)	10.4
Standard operating procedures	20	8.6	(2.4)	6.2	8.6	(2.3)	6.3
Developed technology	5	4.6	(0.4)	4.2	4.6	(0.2)	4.4
Backlog	1	0.6	(0.4)	0.2	0.6	(0.3)	0.3
Total		$375.6	$(168.0)	$207.6	$375.6	$(160.3)	$215.3
*The Company concluded that the asset life of UCT tradename of $9.0 million is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
The Company amortizes its intangible assets on a straight-line or accelerated basis over the estimated economic life of the assets. Amortization expense was approximately $7.7 million and $5.8 million for the three months ended March 29, 2024 and March 31, 2023, respectively. Amortization expense related to recipes, standard operating procedures, developed technology and certain intellectual property/know-how is charged to cost of revenues and the remainder is charged to general and administrative expense. As of March 29, 2024, future estimated amortization expense is expected to be as follows:

(In millions)	Amortization Expense
2024 (remaining in year)	$22.7
2025	28.1
2026	27.2
2027	26.9
2028	23.8
Thereafter	69.9
Total	$198.6
6. BORROWING ARRANGEMENTS
The Company's Term Loan with Barclays Bank has a maturity date of August 27, 2025. The Company pays monthly interest payments in arrears and quarterly principal payments of 0.625% of the outstanding principal balance since March 31, 2021, with the remaining principal paid upon maturity.
The revolving credit facility has an available commitment of $150.0 million and a maturity date of February 27, 2025. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. Outstanding letters of credit reduce the availability of the revolving credit facility and, as of March 29, 2024, the Company had $146.1 million, net of $3.9 million of outstanding letters of credit, available under this revolving credit facility.
The letter of credit facility has an available commitment of $50.0 million and a maturity date of February 27, 2025. The Company pays a quarterly fee in arrears equal to 2.5% (subject to certain adjustments to the Term Loan) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of March 29, 2024, the Company had $3.9 million of outstanding letters of credit and $46.1 million of available commitments remaining under the letter of credit facility.
On June 29, 2023, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement to replace the LIBOR-based reference interest rate option with a reference interest option based upon Term SOFR under the Credit Agreement.

Index to Notes
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
At March 29, 2024, the Company had an outstanding amount under the Term Loan of $475.4 million, gross of unamortized debt issuance costs of $5.5 million. As of March 29, 2024, the interest rate on the outstanding Term Loan was 9.2%.
The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of at least 1.25 to 1.00, and a consolidated leverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter of no greater than 3.75 to 1.00. On July 27, 2023, the Company entered into a Fifth Amendment (“Amended Credit Agreement”) which modified certain covenants described in the Amended Credit Agreement. This modification is applicable only to the revolving credit facility portion of its credit facilities. The Company currently has no revolving loans outstanding under the Credit Agreement. As of March 29, 2024, the Company was in compliance with the financial covenants contained within the Amended Credit Agreement.
The Company has a credit agreement with a local bank in the Czech Republic that provides for a revolving credit facility in the aggregate of up to 7.0 million euros (approximately $7.6 million). As of March 29, 2024, no debt was outstanding under this revolving credit facility.
Fluid Solutions has credit facilities with various financial institutions in Israel that provides borrowing up to $11.0 million. As of March 29, 2024, Fluid Solutions had a $5.3 million outstanding balance under these facilities with average interest rate ranges from 7.6% to 7.8%.
As of March 29, 2024, the Company’s total bank debt was $475.2 million, net of unamortized debt issuance costs of $5.5 million. As of March 29, 2024, the Company had $146.1 million, $5.7 million, and $7.6 million available to draw from its credit facilities in the U.S., Israel and Czech Republic, respectively.
The fair value of the Company’s long-term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The Company’s carrying value approximates fair value for the Company’s long-term debt.
7. INCOME TAX
The Company's effective tax rate was 366.7% and 89.7% for the three months ended March 29, 2024 and March 31, 2023, respectively. The Company’s income tax provision was $9.9 million and $3.5 million for the three months ended March 29, 2024 and March 31, 2023, respectively. The change in respective tax rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full federal and state valuation allowances. The increase also reflects the impact of the expiration of a reduced tax rate incentive on a portion of the Company's earnings in certain international subsidiaries and thus the Company is applying the local corporate statutory tax rate on those earnings. The Company is in the process of renewing the international tax incentive and when renewed will make an adjustment to its effective tax rate in that period. Company management continuously evaluates the need for a valuation allowance and, as of March 29, 2024, concluded that a full valuation allowance on its U.S. federal and state and certain of its foreign deferred tax assets was still appropriate.
As of March 29, 2024 and March 31, 2023, the Company’s gross liability for unrecognized tax benefits, excluding interest, was $2.9 million and $2.7 million, respectively. Increases or decreases to interest and penalties on uncertain tax positions are included in the income tax provision in the Condensed Consolidated Statements of Operations. Although it is possible that some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.

Index to Notes
8. RETIREMENT PLANS
Defined Benefit Plans
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
As of March 29, 2024, the benefit obligation of the plans was $12.0 million and the fair value of the benefit plan assets was $11.4 million which are invested in several fixed deposit accounts with financial institutions. As of March 29, 2024, the underfunded balance of the plans of $0.6 million has been recorded by the Company and is included in other liabilities.
Amounts recognized in accumulated other comprehensive loss and contributed for the three months ended March 29, 2024 were negligible. During the three months ended March 31, 2023, the Company contributed $0.1 million and recognized $0.2 million in accumulated other comprehensive loss.
As of March 29, 2024, the Company's future estimated payment obligations for the respective fiscal years are as follows:

(In millions)
2024	$1.1
2025	1.6
2026	2.5
2027	1.4
2028	1.1
Thereafter	10.5
Total	$18.2
Employee Savings and Retirement Plan
The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all U.S. employees who meet certain eligibility requirements. Participants can elect to contribute to the 401(k) Plan, on a pre-tax basis, up to 25% of their salary to a maximum of the IRS limit. The Company matches 50.0% of each employee's contribution, up to a maximum of 6% of the employee's eligible earnings. The Company made $1.0 million and $0.9 million discretionary employer contributions to the 401(k) Plan for the three months ended March 29, 2024 and March 31, 2023, respectively.
9. COMMITMENTS AND CONTINGENCIES
Commitments
The Company leases real estate and equipment under various non-cancelable operating leases.
Contingencies
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

Index to Notes
10. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Treasury Stock
On October 20, 2022, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $150 million of the Company’s common stock over a three-year period. No shares were repurchased under this program for the three months ended March 29, 2024.
The Company may reissue these treasury shares as part of its stock-based compensation programs.
Non-controlling Interests
The Company owns part of the outstanding shares of Cinos Korea, a South Korean company that provides outsourced cleaning and recycling of precision parts for the semiconductor industry through its operating facilities in South Korea and through a partial interest in Cinos China.
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
The following table shows the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended
(In millions)	March 29, 2024	March 31, 2023
Cost of revenues (1)	$0.4	$0.3
Research and development	0.1	0.1
Sales and marketing	0.4	0.3
General and administrative	2.6	3.0
Total stock-based compensation	$3.5	$3.7
(1)Stock-based compensation expense capitalized in inventory for the three months ended March 29, 2024 and March 31, 2023 were immaterial.
For the three months ended March 29, 2024, 24,000 RSUs were granted with a weighted average fair value of $44.21 per share. No RSU's were granted for the three months ended March 31, 2023.
No PSUs and RSA's were granted for the three months ended March 29, 2024 and March 31, 2023.

Index to Notes
The following table summarizes the Company’s combined RSU, PSU and RSA activity for the three months ended March 29, 2024:

(In millions)	Number of Shares	Aggregate Intrinsic Value
Unvested restricted stock units and restricted stock awards at December 29, 2023	1.4	$46.1
Granted	0.0
Vested	(0.1)
Forfeited	(0.1)
Unvested restricted stock units and restricted stock awards at March 29, 2024	1.2	57.0
Vested and expected to vest restricted stock units and restricted stock awards	1.2	$56.0
As of March 29, 2024, approximately $19.1 million of unrecognized stock-based compensation cost related to employee and director awards remains to be amortized on a straight-line basis over a weighted average period of 1.7 years, and will be adjusted for subsequent changes in future grants. The total unamortized expense of the Company’s unvested RSAs as of March 29, 2024 was $0.1 million.
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
No shares were issued under the ESPP during the three months ended March 29, 2024 and March 31, 2023. The Company recorded $0.2 million of expense related to ESPP for the three months ended March 29, 2024. No ESPP related expense was recorded for the three months ended March 31, 2023.
12. REVENUE RECOGNITION
Revenue is recognized when the Company satisfies the performance obligations as evidenced by the transfer of control of the promised goods or services to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
The Company sells its products and services primarily to customers in the semiconductor capital equipment industry. The Company’s revenues are highly concentrated, and therefore highly dependent upon a small number of customers. Typical payment terms with our customers range from thirty to sixty days.
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

Index to Notes
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
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value-add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Certain of our customers may receive cash-based incentives, such as rebates or credits, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. Accruals for unpaid customer rebates of $1.0 million and $2.0 million as of March 29, 2024 and December 29, 2023, respectively, were netted against accounts receivable. The Company's disaggregated revenues are apportioned by segments within the Company’s Condensed Consolidated Statement of Operations.
The Company’s principal markets include America, Asia Pacific and EMEA. The Company's foreign operations are conducted primarily through its subsidiaries in China, Malaysia, Singapore, Israel, Taiwan, South Korea, United Kingdom and the Czech Republic. Revenues by geographic area are categorized based on the customer’s location to which the products were shipped or services were performed. The following table sets forth revenue by geographic area:

	Three Months Ended
(In millions)	March 29, 2024	March 31, 2023
Singapore	$157.3	$152.3
United States	141.0	133.8
China	54.9	23.1
Austria	37.5	30.5
South Korea	23.6	27.4
Taiwan	15.5	18.9
Malaysia	7.2	2.7
Israel	4.3	5.1
Others	36.4	39.5
Total	$477.7	$433.3
The Company’s most significant customers (having individually accounted for 10% or more of revenues) and their related revenues as a percentage of total revenues were as follows:

	Three Months Ended
	March 29, 2024	March 31, 2023
Lam Research Corporation	31.4%	36.7%
Applied Materials, Inc.	22.7	19.8
Total	54.1%	56.5%
Three customers’ accounts receivable balances, Lam Research Corporation, ASML Holding NV and Advanced Micro-Fabrication Equipment Inc., were individually greater than 10% of accounts receivable as of March 29, 2024, in the aggregate approximately 33.4% of the Company's total accounts receivable.
Two customers’ accounts receivable balances, Lam Research Corporation and Applied Materials, Inc., were individually greater than 10% of accounts receivable as of December 29, 2023, in the aggregate approximately 26.8% of total accounts receivable.
13. LEASES
The Company leases offices, facilities and equipment in locations throughout the United States, Asia Pacific and EMEA.
In the three month period ended March 29, 2024, the Company commenced a 10-year lease of manufacturing space in Austin, Texas, with a single 7-year renewal option at lease end. Additionally, the Company’s subsidiary in Czech Republic entered into 8-year lease of additional manufacturing and office space. As a result, $16.8 million additions were made to

Index to Notes
the operating lease right-of-use assets and to the operating lease liabilities in the Company’s Condensed Consolidated Balance Sheet.
Except as described above, there have been no material changes to the Company's operating lease commitments during the three months ended March 29, 2024.

14. NET LOSS PER SHARE
The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share:

	Three Months Ended
(In millions, except share amounts)	March 29, 2024	March 31, 2023
Numerator:
Net loss attributable to UCT	$(9.4)	$(3.4)
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	44.6	44.8
Shares used in computation — diluted:
Weighted average common shares outstanding	44.6	44.8
Effect of potential dilutive securities:
Employee stock plans	—	—
Shares used in computing diluted net loss per share	44.6	44.8
Net loss per share attributable to UCT — basic	$(0.21)	$(0.08)
Net loss per share attributable to UCT — diluted	$(0.21)	$(0.08)
15. REPORTABLE SEGMENTS
The Company prepares financial results based on three operating segments (Products, Services, and HIS) and two reportable segments (Products and Services). The Products and HIS operating segments have been aggregated into the Products reportable segment based upon consistency of economic characteristics, nature of products, similarity of production process, and class of customers. The Company’s Chief Executive Officer (chief operating decision maker) views and evaluates operations based on the results of each of the reportable segments. The following table describes each segment:

Segment	Product or Services	Primary Markets Served	Geographic Areas
Products	Assembly Weldments Machining Fabrication	Semiconductor	Americas Asia Pacific EMEA
Services	Cleaning Analytics Coating	Semiconductor	Americas Asia Pacific EMEA
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

Index to Notes
Segment Data

	Three Months Ended
(In millions)	March 29, 2024	March 31, 2023
Revenues:
Products	$418.5	$368.6
Services	59.2	64.7
Total segment revenues	$477.7	$433.3

Gross margin:
Products	$64.5	$53.5
Services	18.1	19.5
Total segment gross margin	$82.6	$73.0

Income from operations:
Products	$14.7	$8.7
Services	2.6	3.7
Total segment income from operations	$17.3	$12.4

(In millions)	March 29, 2024	December 29, 2023
Assets
Products	$1,624.6	$1,617.5
Services	263.0	250.2
Total segment assets	$1,887.6	$1,867.7
Long-lived assets comprised of operating lease right-of-use assets and property, plant and equipment, net, reported based on the location of the asset. The carrying amount of long-lived assets in United States, Malaysia, Israel, South Korea and other foreign countries were $178.4 million, $85.9 million, $74.8 million, $50.8 million and $102.7 million, respectively as of March 29, 2024, and $165.4 million, $84.3 million, $74.3 million, $54.3 million and $101.7 million, respectively as of December 29, 2023.
16. SUBSEQUENT EVENTS
On April 4, 2024, the Company entered into a Sixth Amendment (the “Sixth Amendment”) to the Credit Agreement dated as of August 27, 2018 (as amended as of October 1, 2018, March 31, 2021, August 19, 2022, June 29, 2023 and July 27, 2023 (the “Existing Credit Agreement”), and the Existing Credit Agreement as further amended by the Sixth Amendment, the “Credit Agreement”). Pursuant to the Sixth Amendment, the Existing Credit Agreement was amended to, among other things, (i) extend the final maturity date of the term loan and revolving credit facilities under the Credit Agreement by 30 months; (ii) reduce the interest rate applicable to the term loan facility under the Credit Agreement by 0.25% per annum; and (iii) replace the outstanding amount under the Term Loan of $475.4 million to $500 million.

ITEM 2. Management’s Discussion And Analysis of Financial Condition And Results Of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on March 6, 2024. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, gross margins and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on March 6, 2024. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
Over the long term, we believe the semiconductor market we serve will continue to grow due to multi-year industry demand from a broad range of drivers, such as new processor architectures that enable higher performance servers necessary for cloud, artificial intelligence (“AI”) and machine learning applications. We also believe that semiconductor original equipment manufacturers (“OEM”) are increasingly relying on partners like UCT to fulfill their expanding capacity requirements. Additionally, our Services business is benefiting as device manufacturers rely on precision cleaning and coating to achieve ever more advanced devices.
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

There have been no significant changes to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K subsequent to December 29, 2023. For further information on our critical and other significant accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2023, as filed with the SEC.
Results of Operations
Fiscal Year
Our fiscal year is the 52- or 53-week period ending on the Friday nearest December 31. Fiscal year 2024 is a 52-week period ending December 27, 2024 and fiscal year 2023 was a 52-week ended December 29, 2023. The fiscal quarters ended March 29, 2024 and March 31, 2023 were both 13-week periods.
Discussion of Results of Operations for the Three months ended March 29, 2024 compared to the Three months ended March 31, 2023
Revenues

	Three Months Ended
Revenues by Segment (Dollars in millions)	March 29, 2024	March 31, 2023	Percent Change
Products	$418.5	$368.6	13.5%
Services	59.2	64.7	(8.5)%
Total revenues	$477.7	$433.3	10.2%
Products as a percentage of total revenues	87.6%	85.1%
Services as a percentage of total revenues	12.4%	14.9%
Products revenues increased $49.9 million from the three months ended March 31, 2023 to the three months ended March 29, 2024. The increase in Products revenues was primarily due to an increase in customer demand, along with an overall market improvement in the semiconductor industry and in part due to the acquisition of HIS in October 2023.
Services revenues decreased $5.5 million from the three months ended March 31, 2023 to the three months ended March 29, 2024 , primarily due to decrease in demand across its customer base.

	Three Months Ended
Revenues by Geography (Dollars in millions)	March 29, 2024	March 31, 2023	Percent Change
United States	$141.0	$133.8	5.4%
International	336.7	299.5	12.4%
Total revenues	$477.7	$433.3	10.2%
United States as a percentage of total revenues	29.5%	30.9%
International as a percentage of total revenues	70.5%	69.1%
Revenues by geographic area are categorized based on the customer’s location to which the products were shipped or services were performed.
For the three months period ended March 29, 2024, U.S. revenues increased $7.2 million, compared to the same period in the prior year, primarily as a result of the acquisition of HIS in October 2023, whose customers are primarily U.S. based.
International revenues increased $37.2 million in the three months period ended March 29, 2024, compared to the same period in the prior year, primarily as a result of market improvement driving higher customer demand.

Cost of Revenues

	Three Months Ended
Cost of revenues by Segment (Dollars in millions)	March 29, 2024	March 31, 2023	Percent Change
Products	$354.0	$315.1	12.3%
Services	41.1	45.2	(9.1)%
Total Cost of revenues	$395.1	$360.3	9.7%
Products cost as a percentage of total Products revenues	84.6%	85.5%
Services cost as a percentage of total Services revenues	69.4%	69.9%
Cost of Products revenues consists of purchased materials, direct labor and manufacturing overhead. Cost of Products revenues increased $38.9 million for the three months ended March 29, 2024 compared to the same period in the prior year. The increase was due to higher sales volumes driving increased material costs of $38.3 million.
Cost of Services revenues consists of direct labor, overhead and materials (such as chemicals, gases and consumables). Cost of Services revenues decreased $4.1 million for the three months ended March 29, 2024, respectively, compared to the same periods in the prior year, driven by lower volumes of service orders, resulting in decreased labor related costs (the largest component of Cost of Services) of $3.1 million.
Gross Margin

	Three Months Ended
Gross Profit by Segment (Dollars in millions)	March 29, 2024	March 31, 2023	Percent Change
Products	$64.5	$53.5	20.6%
Services	18.1	19.5	(7.2)%
Gross profit	$82.6	$73.0	13.2%
Gross Margin by Segment
Products	15.4%	14.5%
Services	30.6%	30.1%
Total Company	17.3%	16.8%
Gross profit and gross margins fluctuate with revenue levels, product mix, material costs, and labor costs.
Products gross profit and gross margin increased for the three months ended March 29, 2024, compared to the same period in the prior year, primarily due to higher revenue levels, product shift and volume shift from high to low cost regions.
Services gross profit decreased for the three months ended March 29, 2024, compared to the same period in the prior year, primarily due to lower revenue levels. Services gross margin increased for the three months ended March 29, 2024, compared to the same period in the prior year, due to site efficiencies.
Operating Margin

	Three Months Ended
Operating Profit by Segment (Dollars in millions)	March 29, 2024	March 31, 2023	Percent Change
Products	$14.7	$8.7	69.0%
Services	2.6	3.7	(29.7)%
Operating profit	$17.3	$12.4	39.5%
Operating Margin by Segment
Products	3.5%	2.4%
Services	4.4%	5.7%
Total Company	3.6%	2.9%
Operating profit and operating margin of Products increased for the three months period ended March 29, 2024, compared to the same period in the prior year, primarily due to increases in business volumes and customer demands offset partially by an increase in restructuring costs and by an increase in the amortization of intangibles in conjunction with the acquisition of HIS.
Operating profit and operating margin of Services decreased for the three months period ended March 29, 2024, compared to the same period in the prior year, primarily due to the lower gross profit resulting from reduced customer demand.
Research and Development

	Three Months Ended
(Dollars in millions)	March 29, 2024	March 31, 2023	Percent Change
Research and development	$7.0	$7.1	(1.4)%
Research and development as a percentage of total revenues	1.5%	1.6%
Research and development expenses were consistent in the three months ended March 29, 2024, compared to the same period in the prior year.
Sales and Marketing

	Three Months Ended
(Dollars in millions)	March 29, 2024	March 31, 2023	Percent Change
Sales and marketing	$13.7	$13.1	4.6%
Sales and marketing as a percentage of total revenues	2.9%	3.0%
Sales and marketing expenses were consistent in the three months ended March 29, 2024, compared to the same period in the prior year.
General and Administrative

	Three Months Ended
(Dollars in millions)	March 29, 2024	March 31, 2023	Percent Change
General and administrative	$44.6	$40.4	10.4%
General and administrative as a percentage of total revenues	9.3%	9.3%
General and administrative expenses increased $4.2 million in the three months ended March 29, 2024, compared to the same period in the prior year, primarily driven by increases in amortization of intangible assets acquired through business combinations and in restructuring costs in addition to a combination of other factors, none of which were individually significant. The restructuring costs primarily reflect employee severance costs and facilities consolidation costs to improve efficiencies in our operational activities and to reduce redundancies.
Interest and Other Expense, net

	Three Months Ended
(Dollars in millions)	March 29, 2024	March 31, 2023	Percent Change
Interest income	$1.4	$0.5	180.0%
Interest expense	$(12.2)	$(11.8)	3.4%
Other expense, net	$(3.8)	$2.8	(235.7)%
Interest income increased $0.9 million in the three months ended March 29, 2024 compared to the same period in the prior year, primarily due to higher interest income earned on cash and cash equivalent balances attributed to higher interest rates in the current period.
Interest expense increased $0.4 million in the three months ended March 29, 2024 compared to the same period in the prior year, due primarily to higher interest rates.
Other expense, net, decreased $6.6 million in the three months ended March 29, 2024, compared to the same period in the prior year, due to the unfavorable foreign exchange transactions and remeasurements and due to the loss from the change of the fair value of contingent earn-out of $1.3 million.

Provision for Income Taxes

	Three Months Ended
(Dollars in millions)	March 29, 2024	March 31, 2023	Percent Change
Provision for income taxes	$9.9	$3.5	182.9%
Effective tax rate	366.7%	89.7%
The increase in the effective tax rate for the three months ended March 29, 2024 compared to the same period in the prior year is primarily attributable to changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full federal and state valuation allowances. The increase also reflects the impact of the expiration of a reduced tax rate incentive on a portion of our earnings in certain international subsidiaries and thus we are applying the local corporate statutory tax rate on those earnings. We are in the process of renewing the international tax incentive; when renewed will make an adjustment to its effective tax rate in that period.
Company management continuously evaluates the need for a valuation allowance on its deferred tax assets and, as of March 29, 2024, concluded that a full valuation allowance on its federal, state and certain of its foreign deferred tax assets remained appropriate.
Liquidity and Capital Resources
Cash and cash Equivalents
The following table summarizes our cash and cash equivalents:

(In millions)	March 29, 2024	December 29, 2023	Decrease
Total cash and cash equivalents	$293.0	$307.0	$(14.0)
The following table summarizes the Condensed Consolidated Statements of Cash Flow information:

	Three Months Ended
(In millions)	March 29, 2024	March 31, 2023
Operating activities	$9.8	$28.0
Investing activities	(17.9)	(27.3)
Financing activities	(4.5)	(36.2)
Effects of exchange rate changes on cash and cash equivalents	(1.4)	(1.2)
Net decrease in cash and cash equivalents	$(14.0)	$(36.7)
Our primary cash inflows and outflows were as follows:
•For the three months ended March 29, 2024, we generated cash from operating activities of $9.8 million compared to $28.0 million for the three months ended March 31, 2023. The $18.2 million decrease in net cash from operating activities was driven by a $16.4 million unfavorable change in net working capital and by a $7.6 million decrease in net income offset in part by a $5.8 million increase from non-cash items included in net income.
•The major contributors in net changes in operating assets and liabilities for the three months ended March 29, 2024 were as follows:
◦Accounts receivable increased $13.7 million primarily due to the timing of shipments and collections and $13.6 million increase in inventories due to increased production levels.
◦Accounts payable increased $25.1 million, income taxes payable increased $2.1 million, and accrued compensation and related benefits decreased $10.6 million, primarily due to the timing of payments.
•Net cash used in investing activities during the three months ended March 29, 2024 and March 31, 2023 consisted primarily of $18.0 million and $27.3 million purchases of property, plant and equipment, respectively.
•During the three months ended March 29, 2024, cash used in financing activities was $4.5 million, compared to cash used in financing activities of $36.2 million in the three months ended March 31, 2023. When compared to the same period in the prior year, the change in cash used in financing activities is due to $17.5 million higher principal payments on bank borrowings and to $14.2 million cash used in our share repurchase program.
We believe we have sufficient capital to fund our working capital needs, satisfy our debt obligations, maintain our existing capital equipment, purchase new capital equipment and make strategic acquisitions from time to time. As of March 29, 2024, we had cash and cash equivalents of $293.0 million compared to $307.0 million as of December 29, 2023. Our cash and cash equivalents, cash generated from operations, and amounts available under our revolving line of credit described below were our principal sources of liquidity as of March 29, 2024.
Fluid Solutions has an existing factoring arrangement with a financial institution in which a portion of its accounts receivable are sold on a non-recourse basis. As of March 29, 2024, Fluid Solutions factored $6.9 million under this arrangement.
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
As of March 29, 2024, we have cash of approximately $204.0 million in our foreign subsidiaries. It is not practicable to determine the tax liability that might be incurred if the undistributed earnings of these foreign subsidiaries were to be distributed. For undistributed earnings of foreign subsidiaries which are not considered indefinitely reinvested, deferred taxes have been accrued.
Borrowing Arrangements
The following table summarizes our borrowings:

	March 29, 2024
(Dollars in millions)	Amount	Weighted- Average Interest Rate
U.S. Term Loan	$475.4	9.2%
Fluid Solutions Debt Facilities	5.3	7.7%
Debt issuance costs	(5.5)
	$475.2
At March 29, 2024, the Company had an outstanding amount under the Term Loan of $475.4 million, gross of unamortized debt issuance costs of $5.5 million. As of March 29, 2024, the interest rate on the outstanding Term Loan was 9.2%.
As of March 29, 2024, the Company had $146.1 million, net of $3.9 million of outstanding letters of credit, available under this revolving credit facility. As of March 29, 2024, the Company was in compliance with the financial covenants contained within the Amended Credit Agreement.
The Company has a credit agreement with a local bank in the Czech Republic that provides for a revolving credit facility in the aggregate of up to 7.0 million euros (approximately 7.6 million). As of March 29, 2024, no debt was outstanding under this revolving credit facility.
Fluid Solutions has credit facilities with various financial institutions in Israel that provides borrowings of up to $11.0 million. As of March 29, 2024, Fluid Solutions had $5.3 million of outstanding debt with average interest rate ranges from 7.6% to 7.8%.
As of March 29, 2024, the Company’s total bank debt was $475.2 million, net of unamortized debt issuance costs of $5.5 million. As of March 29, 2024, the Company had $146.1 million, $5.7 million and $7.6 million available to draw from our credit facilities in the U.S., Israel and Czech Republic, respectively.

See Note 6 - Borrowing Arrangements, of our Condensed Consolidated Financial Statements, included in Part 1 of this Form-10Q for additional information.
Capital Expenditures
Capital expenditures were $18.0 million during the three months ended March 29, 2024 and were primarily attributable to the capital invested in our manufacturing facilities worldwide as well as costs associated with the ongoing design and implementation of our new enterprise resource planning system. The Company’s anticipated capital expenditures for the remainder of 2024 are expected to be financed primarily from our cash flow generated from operations and cash on hand.
Contractual Obligations
The Company had commitments to various third parties to purchase inventories totaling approximately $364.8 million as of March 29, 2024.
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification against certain liabilities to our customers, which may include claims of losses by their own customers resulting out of property damages, bodily injuries or deaths, or infringement of intellectual property rights by our products. Our potential liability arising out of intellectual property infringement claims by any third party is generally uncapped. As of March 29, 2024, we have not incurred any significant costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There were no significant changes to our quantitative and qualitative disclosures about market risk during the period covered by this report. Refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 29, 2023, for a more complete discussion of the market risks we encounter.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our chief executive officer and our chief financial officer concluded the disclosure controls and procedures were not effective as of March 29, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, due to material weaknesses in internal control over financial reporting described below.
Material Weaknesses in Internal Control Over Financial Reporting
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2023, the Company identified the following material weaknesses in our internal control over financial reporting that continue to exist as of March 29, 2024.
The Company did not design and maintain effective controls relating to the: (i) sufficiency of processes related to identifying and analyzing risks to the achievement of objectives across the entity, (ii) sufficiency of competent personnel to analyze risks of material misstatement and develop internal control activities to support the achievement of the Company’s internal control objectives; and (iii) monitoring of performance of control activities in accordance with established policies in a timely manner.
These material weaknesses contributed to the following additional material weaknesses:
(a) The Company did not design and maintain effective information technology (“IT”) general controls for certain information systems that are relevant to the preparation of its consolidated financial statements. Specifically, for certain of the Fluid Solutions operating subsidiaries in the Products segment which have not been migrated to the Company’s primary ERP system, the Company did not design and maintain (a) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately, and (b) user access controls to ensure appropriate segregation of duties that adequately restrict user and privileged access to our financial applications and data to appropriate company personnel. Business process controls that are dependent on information and data produced by systems affected by the deficiencies in IT general controls were deemed ineffective because they could have been adversely impacted.
(b) The Company did not design and maintain effective application controls over certain information technology systems that are relevant to the preparation of its consolidated financial statements. Specifically, for certain other international operating subsidiaries in the Products segment which have not been migrated to the Company’s primary ERP system, the Company did not design and maintain effective IT application controls or business process controls including, but not limited to appropriate segregation of duties. The business process controls were deemed ineffective because they could have allowed for certain personnel to have incompatible duties allowing for the creation, review, and processing of certain transactions without independent review and authorization which affects substantially all financial statement account balances and disclosures within such subsidiaries;
(c) The Company did not design and maintain effective controls to determine the valuation of inventories, including the write down of inventory to its estimated market value less costs to sell and the validation and approval of inventory costing;
(d) The Company did not design effective controls necessary to validate the accuracy of certain data used within the operation of controls which affects substantially all financial statement account balances and disclosures; and
(e) The Company did not design and maintain effective controls related to the review of cash flow forecasts used in the valuation of certain assets and liabilities acquired in a business combination. Specifically, the control activities related to the review of the inputs and assumptions utilized to develop the cash flow forecasts used in the valuation of acquired intangible assets and contingent earn-out liabilities were not designed at an appropriate level of precision.
The material weaknesses described above did not result in any changes to previously released annual or interim financial results. However, these material weaknesses could result in misstatements of our consolidated financial statements that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Based on additional procedures and post-closing review, management concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States.
Remediation Plan
Management has been executing and remains committed to implementing measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The following remediation actions are currently being implemented and are in progress:
•engaging an external advisor to assist with evaluating and documenting the design and operating effectiveness of internal controls and assist with the remediation of deficiencies, as necessary;
•hiring additional personnel to identify and analyze risks of material misstatement, develop internal control activities to support the achievement of the Company’s internal control objectives, and monitor the effective performance of those control objectives;
•designing and implementing effective controls for certain operating subsidiaries not yet migrated to our primary ERP system, including controls over program changes and user access including segregation of duties;
•designing and implementing effective controls over valuation of inventories and inventories costing;
•designing and implementing effective controls over data used within the operation of controls; and
•designing and implementing effective controls over the review of cash flow forecasts utilized in the valuation of acquired intangible assets and contingent earn-out liabilities in a business combination to ensure the accuracy of inputs and assumptions applied in the forecasting process.
As we continue to evaluate and work to improve our internal control over financial reporting, we may decide to take additional measures to address the material weaknesses or modify the remediation plans described above. We believe that these actions will remediate the material weaknesses, however the material weaknesses will not be considered remediated until the applicable controls have operated for a sufficient period of time, and management has concluded, through testing, that these controls are designed and operating effectively. While Management believes that the aforementioned plans will remediate the material weaknesses, there is no assurance on the exact timing of the completion of the remediation. As the remediation plans continue to be implemented, management may be required to take additional measures or modify the plan elements.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the fiscal first quarter ended March 29, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. Risk Factors
There were no material changes during the period covered in this report to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 29, 2023.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Recent Sales of Unregistered Securities
None.
(b)Use of Proceeds from Securities
None.
(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On October 20, 2022, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $150.0 million of the Company’s common stock over a three-year period. This program may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock.
No shares were repurchased under this program for the three months ended March 29, 2024.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not Applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits
(a)Exhibits
The following exhibits are filed with this quarterly Report on Form 10-Q for the quarter ended March 29, 2024:

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
Date: May 6, 2024

	By:	/S/ JAMES P. SCHOLHAMER
	Name:	James P. Scholhamer
	Title:	Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

Date: May 6, 2024

	By:	/S/ SHERI SAVAGE
	Name:	Sheri Savage
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)