Form 10-Q
period 2024-06-28
Ultra Clean Holdings, Inc.
filed 2024-07-26
CIK 1275014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the issuer’s common stock as of July 19, 2024: 45,030,636

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 28, 2024	December 29, 2023
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$319.5	$307.0
Accounts receivable, net of allowance for credit losses of $2.1 and $1.0 at June 28, 2024 and December 29, 2023, respectively	206.9	180.8
Inventories	399.9	374.5
Prepaid expenses and other current assets	34.5	30.9
Total current assets	960.8	893.2
Property, plant and equipment, net	326.6	328.3
Goodwill	265.2	265.2
Intangible assets, net	200.0	215.3
Deferred tax assets, net	3.1	3.1
Operating lease right-of-use assets	161.3	151.7
Other non-current assets	10.3	10.9
Total assets	$1,927.3	$1,867.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$16.3	$17.6
Accounts payable	229.0	192.9
Accrued compensation and related benefits	49.2	47.7
Operating lease liabilities	18.7	18.1
Other current liabilities	38.2	33.7
Total current liabilities	351.4	310.0
Bank borrowings, net of current portion	478.3	461.2
Deferred tax liabilities	18.9	19.0
Operating lease liabilities	152.4	143.0
Other liabilities	14.6	37.3
Total liabilities	1,015.6	970.5
Commitments and contingencies (See Note 9)
Equity:
UCT stockholders’ equity:
Preferred stock — $0.001 par value, 10.0 shares authorized; none outstanding	—	—
Common stock — $0.001 par value, 90.0 shares authorized; 46.5 and 46.1 shares issued and 45.0 and 44.6 shares outstanding at June 28, 2024 and December 29, 2023, respectively	0.1	0.1
Additional paid-in capital	548.2	541.5
Common shares held in treasury, at cost, 1.5 and 1.5 shares at June 28, 2024 and December 29, 2023, respectively	(45.0)	(45.0)
Retained earnings	356.4	346.7
Accumulated other comprehensive loss	(7.4)	(4.4)
Total UCT stockholders' equity	852.3	838.9
Noncontrolling interests	59.4	58.3
Total equity	911.7	897.2
Total liabilities and equity	$1,927.3	$1,867.7
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
(In millions, except per share amounts)
Revenues:
Product	$452.7	$362.5	$871.2	$731.1
Services	63.4	59.0	122.7	123.7
Total revenues	516.1	421.5	993.9	854.8
Cost of revenues:
Product	383.9	311.1	738.0	626.2
Services	43.7	42.3	84.8	87.5
Total cost revenues	427.6	353.4	822.8	713.7
Gross margin	88.5	68.1	171.1	141.1
Operating expenses:
Research and development	7.1	7.2	14.1	14.3
Sales and marketing	14.8	12.7	28.5	25.8
General and administrative	43.7	35.6	88.3	76.0
Total operating expenses	65.6	55.5	130.9	116.1
Income from operations	22.9	12.6	40.2	25.0
Interest income	1.4	0.8	2.8	1.3
Interest expense	(11.7)	(11.8)	(23.9)	(23.6)
Other income (expense), net	17.4	(1.5)	13.5	1.3
Income before provision for income taxes	30.0	0.1	32.6	4.0
Provision for income taxes	8.5	8.3	18.4	11.8
Net income (loss)	21.5	(8.2)	14.2	(7.8)
Less: Net income attributable to noncontrolling interests	2.4	1.2	4.5	5.0
Net income (loss) attributable to UCT	$19.1	$(9.4)	$9.7	$(12.8)

Net income (loss) per share attributable to UCT common stockholders:
Basic	$0.43	$(0.21)	$0.22	$(0.29)
Diluted	$0.42	$(0.21)	$0.21	$(0.29)
Shares used in computing net income (loss) per share:
Basic	44.9	44.7	44.7	44.8
Diluted	45.4	44.7	45.3	44.8
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
(In millions)
Net income (loss)	$21.5	$(8.2)	$14.2	$(7.8)
Other comprehensive income (loss):
Change in cumulative translation adjustment, net of tax	(2.0)	0.4	(6.3)	(1.7)
Change in pension net actuarial gain, net of tax	—	(0.4)	—	(0.2)
Change in fair value of derivatives, net of tax	—	—	—	0.2
Total other comprehensive loss	(2.0)	—	(6.3)	(1.7)
Comprehensive income (loss)	19.5	(8.2)	7.9	(9.5)
Comprehensive income, attributable to noncontrolling interests	1.3	2.2	1.2	7.4
Comprehensive income (loss) attributable to UCT	$18.2	$(10.4)	$6.7	$(16.9)
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 28, 2024	June 30, 2023
(In millions)
Cash flows from operating activities:
Net income (loss)	$14.2	$(7.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22.7	18.2
Amortization of intangible assets	15.3	11.4
Stock-based compensation	8.0	4.7
Amortization of debt issuance costs	1.9	1.9
Change in the fair value of financial instruments	(22.6)	(0.2)
Deferred income taxes	(0.5)	(0.6)
Loss (gain) on sale of property, plant and equipment	0.1	(0.4)
Changes in assets and liabilities:
Accounts receivable	(26.1)	75.1
Inventories	(25.4)	45.1
Prepaid expenses and other current assets	(1.5)	5.2
Other non-current assets	0.7	(0.3)
Accounts payable	41.4	(62.6)
Accrued compensation and related benefits	1.5	(12.5)
Income taxes payable	1.4	(4.3)
Operating lease assets and liabilities	0.5	(2.9)
Other liabilities	1.4	(5.6)
Net cash provided by operating activities	33.0	64.4
Cash flows from investing activities:
Purchases of property, plant and equipment	(31.0)	(47.0)
Proceeds from sale of equipment	0.1	0.5
Net cash used in investing activities	(30.9)	(46.5)
Cash flows from financing activities:
Proceeds from bank borrowings	67.7	—
Proceeds from issuance of common stock	0.9	—
Extinguishment of bank borrowings	(44.2)	—
Principal payments on bank borrowings	(7.1)	(30.9)
Payment of debt issuance costs	(2.5)	—
Employees' taxes paid upon vesting of restricted stock units	(2.2)	(2.2)
Payments of dividends to a joint venture shareholder	(0.1)	(0.1)
Repurchase of shares	—	(23.7)
Net cash provided by (used in) financing activities	12.5	(56.9)
Effect of exchange rate changes on cash and cash equivalents	(2.1)	1.0
Net increase (decrease) in cash and cash equivalents	12.5	(38.0)
Cash and cash equivalents at beginning of period	307.0	358.8
Cash and cash equivalents at end of period	$319.5	$320.8
Supplemental cash flow information:
Income taxes paid, net of income tax refunds	$17.7	$17.4
Interest paid	$22.3	$21.7
Non-cash investing and financing activities:
Property, plant and equipment purchased included in accounts payable and other liabilities	$4.3	$9.2
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended June 28, 2024
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance March 29, 2024	44.6	$0.1	$545.0	1.5	$(45.0)	$337.3	$(6.5)	$830.9	$58.2	$889.1
Issuance under employee stock plans	0.5	—	0.9	—	—	—	—	0.9	—	0.9
Employees' taxes paid upon vesting of restricted stock units	(0.1)	—	(2.2)	—	—	—	—	(2.2)	—	(2.2)
Stock-based compensation expense	—	—	4.5	—	—	—	—	4.5	—	4.5
Net income	—	—	—	—	—	19.1	—	19.1	2.4	21.5
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Other comprehensive loss	—	—	—	—	—	—	(0.9)	(0.9)	(1.1)	(2.0)
Balance June 28, 2024	45.0	$0.1	$548.2	1.5	$(45.0)	$356.4	$(7.4)	$852.3	$59.4	$911.7

	Six Months Ended June 28, 2024
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance December 29, 2023	44.6	$0.1	$541.5	1.5	$(45.0)	$346.7	$(4.4)	$838.9	$58.3	$897.2
Issuance under employee stock plans	0.5	—	0.9	—	—	—	—	0.9	—	0.9
Employees' taxes paid upon vesting of restricted stock units	(0.1)	—	(2.2)	—	—	—	—	(2.2)	—	(2.2)
Stock-based compensation expense	—	—	8.0	—	—	—	—	8.0	—	8.0
Net income	—	—	—	—	—	9.7	—	9.7	4.5	14.2
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Other comprehensive loss	—	—	—	—	—	—	(3.0)	(3.0)	(3.3)	(6.3)
Balance June 28, 2024	45.0	$0.1	$548.2	1.5	$(45.0)	$356.4	$(7.4)	$852.3	$59.4	$911.7

	Three Months Ended June 30, 2023
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance March 31, 2023	44.8	$0.1	$534.3	1.4	$(29.6)	$374.4	$(8.5)	$870.7	$54.3	$925.0
Issuance under employee stock plans	0.4	—	—	—	—	—	—	—	—	—
Employees' taxes paid upon vesting of restricted stock units	(0.1)	—	(2.0)	—	—	—	—	(2.0)	—	(2.0)
Repurchase shares	(0.3)	—	—	0.3	(9.5)	—	—	(9.5)	—	(9.5)
Stock-based compensation expense	—	—	1.0	—	—	—	—	1.0	—	1.0
Net income (loss)	—	—	—	—	—	(9.4)	—	(9.4)	1.2	(8.2)
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Other comprehensive income (loss)	—	—	—	—	—	—	(1.0)	(1.0)	1.0	—
Balance June 30, 2023	44.8	$0.1	$533.3	1.7	$(39.1)	$365.0	$(9.5)	$849.8	$56.4	$906.2

	Six Months Ended June 30, 2023
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance December 31, 2022	45.2	$0.1	$530.8	0.9	$(15.4)	$377.8	$(5.4)	$887.9	$49.1	$937.0
Issuance under employee stock plans	0.5	—	—	—	—	—	—	—	—	—
Employees' taxes paid upon vesting of restricted stock units	(0.1)	—	(2.2)	—	—	—	—	(2.2)	—	(2.2)
Repurchase shares	(0.8)	—	—	0.8	(23.7)	—	—	(23.7)	—	(23.7)
Stock-based compensation expense	—	—	4.7	—	—	—	—	4.7	—	4.7
Net income (loss)	—	—	—	—	—	(12.8)	—	(12.8)	5.0	(7.8)
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Other comprehensive income (loss)	—	—	—	—	—	—	(4.1)	(4.1)	2.4	(1.7)
Balance June 30, 2023	44.8	$0.1	$533.3	1.7	$(39.1)	$365.0	$(9.5)	$849.8	$56.4	$906.2

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
Basis of Presentation — The unaudited Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q include the accounts of the Company and its majority-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). This financial information reflects all adjustments which are, in the opinion of the Company, normal, recurring and necessary for a fair statement of the results of operations, financial position, and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with GAAP, have been condensed or omitted from the interim financial statements in this Quarterly Report on Form 10-Q. Therefore, these unaudited financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 29, 2023.
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
Impairment Testing of Long-Lived Assets and Goodwill — In the second quarter of 2024, the Company conducted an interim impairment test of its long-lived assets and goodwill associated with its HIS Innovations Group (“HIS”) reporting unit due to the presence of an indicator of potential impairment. This indicator included lower-than-expected financial performance.
The Company reviewed the HIS asset group’s long-lived assets for impairment by comparing the carrying value to the estimated undiscounted future cash flows expected to be generated by the assets. Based on this assessment, the Company determined that the estimated undiscounted future cash flows exceeded the carrying values of the long-lived assets. Consequently, no impairment loss was recognized in the period.
The Company performed a quantitative assessment of goodwill for the HIS reporting unit using the income approach. The income approach involves estimating the future cash flows attributable and discounting these cash flows to their present value using an appropriate discount rate. The fair value of the reporting unit was then compared to its carrying amount, including goodwill. The results of this quantitative assessment indicated that the fair value of the reporting unit exceeded its carrying amount. As a result, the Company concluded that no impairment of goodwill was necessary.
Accounting Standards Recently Adopted
The Company has not adopted any new accounting standards during the six months ended June 28, 2024 that have a material impact on the Company’s condensed consolidated financial statements.

Index to Notes
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
2. BUSINESS COMBINATIONS
On October 25, 2023, the Company acquired 100% of the shares of HIS, a privately held company based in Hillsboro, Oregon. HIS is a leading supplier to the semiconductor sub-fab segment including the design, manufacturing, and integration of components, process solutions, and fully integrated sub-systems. The acquisition strengthens the Company's leadership in developing and supplying critical products to the semiconductor industry, and extends our reach into the sub-fab area.
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
The results of operations for HIS have been included in the Company's condensed consolidated financial statements since the date of the acquisition. In addition, acquisition-related costs of $0.3 million were included in the results of operations for the six months ended June 28, 2024. Acquisition-related costs for the three months ended June 28, 2024 and for the three and six months ended June 30, 2023 were immaterial. Acquisition costs are included in general and administrative expenses in the Company’s condensed consolidated results of operations.
3. BALANCE SHEET INFORMATION
Inventories consisted of the following:

(In millions)	June 28, 2024	December 29, 2023
Raw materials	$206.9	$197.9
Work in process	132.2	107.2
Finished goods	60.8	69.4
Total	$399.9	$374.5

Index to Notes
Property, plant and equipment, net, consisted of the following:

(In millions)	June 28, 2024	December 29, 2023
Land	$7.2	$5.6
Buildings	54.1	57.1
Leasehold improvements	132.2	110.8
Machinery and equipment	213.4	207.4
Computer equipment and software	77.2	72.2
Furniture and fixtures	4.3	5.0
	488.4	458.1
Accumulated depreciation	(192.1)	(170.3)
Construction in progress	30.3	40.5
Total	$326.6	$328.3
Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value. Refer to Note 1, “Organization and Significant Accounting Policies” for additional information regarding impairment testing of long-lived assets.
4. FAIR VALUE
The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

		Fair Value Measurement at Reporting Date Using
Description	June 28, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other non-current assets:
Plan assets	$0.7	$—	$—	$0.7
Other current liabilities:
Forward contracts	$0.3	$—	$0.3	$—
Other liabilities:
Pension obligation	$1.5	$—	$—	$1.5
Contingent earn-out	$6.3	$—	$—	$6.3

		Fair Value Measurement at Reporting Date Using
Description	December 29, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other non-current assets:
Plan assets	$1.3	$—	$—	$1.3
Other current liabilities:
Forward contracts	$0.1	$—	$0.1	$—
Other liabilities:
Pension obligation	$1.6	$—	$—	$1.6
Contingent earn-out	$29.1	$—	$—	$29.1

Index to Notes
The estimated fair value of foreign currency forward contracts is based upon quoted market prices obtained from independent pricing services for similar derivative contracts and these financial instruments are characterized as Level 2 assets in the fair value hierarchy.
The estimated fair value of pension obligation is based on expected years of service and average compensation. The valuation model used to value pension obligation utilizes mortality rate, inflation, interest rate risks and changes in the life expectancy for pensioners. These assumptions are routinely made in the appraisal process by the independent actuary resulting in a Level 3 classification. As of June 28, 2024, the Company's aggregate pension benefit obligations was $11.6 million and the fair value of the pension plan assets was $10.8 million. The underfunded pension benefit obligations was $0.8 million as of June 28, 2024. The Company recognizes the overfunded or underfunded status of defined benefit pension plans, measured as the difference between the fair value of the plan assets and the benefit obligation. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability.
The Company measures its contingent earn-out liabilities at fair value on a recurring basis using a Monte Carlo simulation model. The significant unobservable inputs used in the model include the forecasted operating profit of the acquired business during each of calendar years 2024 and 2025. Significant increases or decreases to the forecasted results would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the contingent earn-out liability on the acquisition date is reflected as cash used in financing activities in the consolidated statements of cash flows. Any amount paid in excess of the contingent earn-out liability on the acquisition date will be reflected as cash used in operating activities in the consolidated statements of cash flows. For the three and six months ended June 28, 2024, the Company recorded $24.1 million and $22.8 million, respectively of gain from change in the fair value of contingent earn-out related to the acquisition of HIS. This gain from change in the fair value was recognized as other income (expense), net in the Condensed Consolidated Statements of Operations.
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

Index to Notes
During the three and six months ended June 28, 2024, there were no changes to the Company's reporting units, and the Company did not recognize any impairment charges or additions to goodwill. Refer to Note 1, “Organization and Significant Accounting Policies” for additional information regarding impairment testing of goodwill.
Details of aggregate goodwill of the Company are as follows:

(In millions)	Products	Services	Total
Balance at June 28, 2024	$191.7	$73.5	$265.2
Intangible Assets
Intangible assets are generally recorded in connection with a business acquisition. The Company evaluates the useful lives of its intangible assets each reporting period to determine whether events and circumstances require revising the remaining period of amortization. In addition, the Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable and evaluates indefinite-lived intangible asset for impairment annually, or more frequently if indicators of potential impairment exist. Management considers such indicators as significant differences in product demand from the estimates, changes in the competitive and economic environment, technological advances, and changes in cost structure. Refer to Note 1, “Organization and Significant Accounting Policies” for additional information regarding impairment testing of intangible assets.
Details of intangible assets were as follows:

		As of June 28, 2024			As of December 29, 2023
(Dollars in millions)	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	6 - 10	$207.2	$(107.5)	$99.7	$207.2	$(97.5)	$109.7
Recipes	20	73.2	(21.4)	51.8	73.2	(19.5)	53.7
Intellectual property/know-how	7 - 15	48.9	(20.6)	28.3	48.9	(18.4)	30.5
Tradename	4 - 6*	32.5	(22.5)	10.0	32.5	(22.1)	10.4
Standard operating procedures	20	8.6	(2.5)	6.1	8.6	(2.3)	6.3
Developed technology	5	4.6	(0.6)	4.0	4.6	(0.2)	4.4
Backlog	1	0.6	(0.5)	0.1	0.6	(0.3)	0.3
Total		$375.6	$(175.6)	$200.0	$375.6	$(160.3)	$215.3
*The Company concluded that the asset life of UCT tradename of $9.0 million is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
The Company amortizes its intangible assets on a straight-line or accelerated basis over the estimated economic life of the assets. Amortization expense was approximately $7.6 million and $15.3 million for the three and six months ended June 28, 2024, respectively, and $5.5 million and $11.4 million for the three and six months ended June 30, 2023, respectively. Amortization expense related to recipes, standard operating procedures, developed technology and certain intellectual property/know-how is charged to cost of revenues and the remainder is charged to general and administrative expense. As of June 28, 2024, future estimated amortization expense is expected to be as follows:

(In millions)	Amortization Expense
2024 (remaining in year)	$15.1
2025	28.1
2026	27.2
2027	26.9
2028	23.8
Thereafter	69.9
Total	$191.0
6. BORROWING ARRANGEMENTS
On April 4, 2024, the Company entered into a Sixth Amendment (the “Sixth Amendment”) to the Credit Agreement dated as of August 27, 2018 (as amended as of October 1, 2018, March 31, 2021, August 19, 2022, June 29, 2023 and July 27,

Index to Notes
2023 (the “Existing Credit Agreement”), and the Existing Credit Agreement as further amended by the Sixth Amendment, the “Credit Agreement”). Pursuant to the Sixth Amendment, the Existing Credit Agreement was amended to, among other things, (i) extend the final maturity date of the term loan and revolving credit facilities under the Credit Agreement by 30 months; (ii) reduce the interest rate applicable to the term loan facility under the Credit Agreement by 0.25% per annum; and (iii) increase the outstanding amount under the Term Loan of $475.4 million to $500 million.
The Sixth Amendment resulted in the receipts of an additional $67.7 million of debt, net of $1.1 million related lender fees from new or existing syndicate lenders which was offset by syndicate lenders who reduced their positions by $44.2 million. The Company capitalized additional $2.5 million of costs related to this amendment and continued to defer previously capitalized costs of $5.2 million. The Company expensed the third party transaction costs and the previously capitalized costs of extinguished debt of $3.6 million which was included in the other income (expense), net in the Condensed Consolidated Statements of Operations for the three and six month period ended June 28, 2024.
The Company pays monthly interest payments in arrears and quarterly principal payments of 0.625% of the outstanding principal balance since April 4, 2024, with the remaining principal paid upon maturity.
The revolving credit facility has an available commitment of $150.0 million and a maturity date of August 27, 2027. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. Outstanding letters of credit reduce the availability of the revolving credit facility and, as of June 28, 2024, the Company had $146.1 million, net of $3.9 million of outstanding letters of credit, available under this revolving credit facility.
The letter of credit facility has an available commitment of $50.0 million and a maturity date of August 27, 2027. The Company pays a quarterly fee in arrears equal to 2.5% (subject to certain adjustments to the Term Loan) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of June 28, 2024, the Company had $3.9 million of outstanding letters of credit and $46.1 million of available commitments remaining under the letter of credit facility.
On June 29, 2023, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement to replace the LIBOR-based reference interest rate option with a reference interest option based upon Term SOFR under the Credit Agreement.
Under the Credit Agreement, the Company may elect that the Term Loan bear interest at a rate per annum equal to either (a) “ABR” (as defined in the Credit Agreement), plus the applicable margin or (b) the “Eurodollar Rate” (as defined in the Credit Agreement), based on SOFR, plus the applicable margin. The applicable margin for the Term Loan is equal to a rate per annum to either (i) at any time that the Company’s corporate family rating is Ba3 (with a stable outlook) or higher from Moody’s and BB- (with a stable outlook) or higher from S&P, (x) 3.25% for such Eurodollar term loans and (y) 2.25% for such ABR term loans or (ii) at all other times, (x) 3.50% for such Eurodollar term loans and (y) 2.50% for such ABR term loans. Interest on the Term Loan is payable on (1) in the case of such ABR term loans, the last day of each calendar quarter and (2) in the case of such Eurodollar term loans, the last day of each relevant interest period and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period.
At June 28, 2024, the Company had an outstanding amount under the Term Loan of $496.9 million, gross of unamortized debt issuance costs of $8.3 million. As of June 28, 2024, the interest rate on the outstanding Term Loan was 9.0%.
The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio and a consolidated leverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter. The Company currently has no revolving loans outstanding under the Credit Agreement. As of June 28, 2024, the Company was in compliance with the financial covenants contained within the Credit Agreement.
The Company has a credit agreement with a local bank in the Czech Republic that provides for a revolving credit facility in the aggregate of up to 7.0 million euros (approximately $7.5 million). As of June 28, 2024, no debt was outstanding under this revolving credit facility.
Fluid Solutions has credit facilities with various financial institutions in Israel that provides borrowing up to $11.0 million. As of June 28, 2024, Fluid Solutions had a $6.0 million outstanding balance under these facilities with average interest rate ranges from 7.5% to 7.8%.
As of June 28, 2024, the Company’s total bank debt was $494.6 million, net of unamortized debt issuance costs of $8.3 million. As of June 28, 2024, the Company had $146.1 million, $5.0 million, and $7.5 million available to draw from its credit facilities in the U.S., Israel and Czech Republic, respectively.
The fair value of the Company’s long-term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The Company’s carrying value approximates fair value for the Company’s long-term debt.

Index to Notes
7. INCOME TAX
The Company's effective tax rate was 28.3% and 8300.0% for the three months ended June 28, 2024 and June 30, 2023, respectively, and 56.4% and 295.0% for the six months ended June 28, 2024 and June 30, 2023, respectively. The Company’s income tax provision was $8.5 million and $8.3 million for the three months ended June 28, 2024 and June 30, 2023, respectively, and $18.4 million and $11.8 million for the six months ended June 28, 2024 and June 30, 2023, respectively. The change in respective tax rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full valuation allowances on deferred tax assets. Company management continuously evaluates the need for a valuation allowance and, as of June 28, 2024, concluded that a full valuation allowance on its U.S. federal and state and certain of its foreign deferred tax assets was still appropriate.
During the three months ended June 28, 2024, the Company received final approval for the renewal of a reduced tax rate incentive on qualified earnings of one of the Company's subsidiaries in Singapore, effective beginning of the Company's 2024 fiscal year through December 31, 2028. The reduced tax rate on the qualifying income was reflected in the effective tax rate and income tax provision for the three and six months ended June 28, 2024 and June 30, 2023.
As of June 28, 2024 and June 30, 2023, the Company’s gross liability for unrecognized tax benefits, excluding interest, was $3.1 million and $2.7 million, respectively. Increases or decreases to interest and penalties on uncertain tax positions are included in the income tax provision in the Condensed Consolidated Statements of Operations. Although it is possible that some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.
8. RETIREMENT PLANS
Defined Benefit Plans
Cinos Korea has a noncontributory defined benefit pension plan covering substantially all of its employees upon their retirement. The Company's entities in Israel also have noncontributory defined benefit pension plans covering their employees upon their retirement. The benefits for these plans are based on expected years of service and average compensation. The net period costs are recognized as employees render the services necessary to earn the postretirement benefits. The Company records annual amounts relating to the pension plan based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, compensation increases and turnover rates. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current and expected rates of return and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in accumulated other comprehensive income and amortized to net periodic cost over future periods using the corridor method. The Company believes that the assumptions utilized in recording its obligations under the plans are reasonable based on its experience and market conditions.
As of June 28, 2024, the benefit obligation of the plans was $11.6 million and the fair value of the benefit plan assets was $10.8 million which are invested in several fixed deposit accounts with financial institutions. As of June 28, 2024, the underfunded balance of the plans of $0.8 million has been recorded by the Company and is included in other liabilities.
Amounts recognized in accumulated other comprehensive loss and contributed for the three and six months ended June 28, 2024 were negligible. The Company and its subsidiaries contributed $0.1 million during the three and six months ended June 30, 2023 and recognized $0.4 million and $0.2 million in accumulated other comprehensive loss for the three and six months ended June 30, 2023.
As of June 28, 2024, the Company's future estimated payment obligations for the respective fiscal years are as follows:

Index to Notes

(In millions)
2024	$0.6
2025	1.6
2026	2.4
2027	1.3
2028	1.1
Thereafter	10.2
Total	$17.2
Employee Savings and Retirement Plan
The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all U.S. employees who meet certain eligibility requirements. Participants can elect to contribute to the 401(k) Plan, on a pre-tax basis, up to 25% of their salary to a maximum of the IRS limit. The Company matches 50.0% of each employee's contribution, up to a maximum of 6% of the employee's eligible earnings. The Company made $0.9 million and $1.9 million discretionary employer contributions to the 401(k) Plan for the three and six months ended June 28, 2024 and $0.8 million and $1.6 million for the three and six months ended June 30, 2023.
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
10. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Treasury Stock
On October 20, 2022, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $150 million of the Company’s common stock over a three-year period. No shares were repurchased under this program for the three and six months ended June 28, 2024. For the three and six months ended June 30, 2023, approximately 0.3 million and 0.8 million shares were repurchased under this program with an aggregate cost of $9.5 million and $23.7 million, respectively.
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

Index to Notes
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
The following table shows the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Cost of revenues (1)	$0.4	$0.3	$0.8	$0.6
Research and development	0.1	0.1	0.1	0.1
Sales and marketing	0.6	0.3	1.0	0.7
General and administrative	3.4	0.3	6.1	3.3
Total stock-based compensation	$4.5	$1.0	$8.0	$4.7
(1)Stock-based compensation expense capitalized in inventory for the three and six months ended June 28, 2024 and June 30, 2023 were immaterial.
For the three and six months ended June 28, 2024, 451 thousand and 475 thousand RSUs were granted with a weighted average fair value of $41.32 and $41.47 per share, respectively. For the three and six months ended June 30, 2023, 551 thousand and 553 thousand RSUs were granted with a weighted average fair value of $28.29 and $28.31 per share, respectively.
For the three and six months ended June 28, 2024, 125 thousand PSUs were granted and 145 thousand PSUs were granted for the three and six months ended June 30, 2023.

For the three and six months ended June 28, 2024, 26 thousand RSAs were granted and 37 thousand RSAs were granted for the three and six months ended June 30, 2023.
The following table summarizes the Company’s combined RSU, PSU and RSA activity for the six months ended June 28, 2024:

(In millions)	Number of Shares	Aggregate Intrinsic Value
Outstanding at December 29, 2023	1.4	$46.1
Granted	0.6
Vested	(0.4)
Forfeited	(0.2)
Outstanding at June 28, 2024	1.4	70.4
Expected to vest at June 28, 2024	1.4	$69.8
As of June 28, 2024, approximately $33.0 million of unrecognized stock-based compensation cost related to employee and director awards remains to be amortized on a straight-line basis over a weighted average period of 2.1 years, and will be adjusted for subsequent changes in future grants. The total unamortized expense of the Company’s unvested RSAs as of June 28, 2024 was $1.1 million.
Under the current PSU program, performance goals are set at the time of grant and performance is reviewed at the end of a three-year period. The percentage to be applied to each participant’s target award ranges from zero to 200%, based upon the extent to which the financial performance goals are achieved. If specific performance threshold levels for the financial goals are met on an annual basis, the amount earned for that element will be applied to one-third of the participant’s PSU award granted to determine the number of total units earned.

Index to Notes
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
During the three and six months ended June 28, 2024, 42 thousand shares were issued under the ESPP. The Company recorded $0.2 million and $0.3 million of expense related to ESPP for the three and six months ended June 28, 2024. No shares were issued under the ESPP during the three and six months ended June 30, 2023. The Company recorded $0.1 million of expense related to ESPP for the three and six months ended June 30, 2023.
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
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value-add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Certain of our customers may receive cash-based incentives, such as rebates or credits, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. Accruals for unpaid customer rebates of $1.2 million and $2.0 million as of June 28, 2024 and December 29, 2023, respectively, were netted against accounts receivable. The Company's disaggregated revenues are apportioned by segments within the Company’s Condensed Consolidated Statement of Operations.
The Company’s principal markets include America, Asia Pacific and EMEA. The Company's foreign operations are conducted primarily through its subsidiaries in China, Malaysia, Singapore, Israel, Taiwan, South Korea, United Kingdom

Index to Notes
and the Czech Republic. Revenues by geographic area are categorized based on the customer’s location to which the products were shipped or services were performed. The following table sets forth revenue by geographic area:

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Singapore	$168.9	$138.9	$326.1	$291.1
United States	146.2	134.1	287.1	267.9
China	59.6	30.9	114.5	54.1
Austria	45.2	31.3	82.8	61.8
South Korea	24.7	22.7	48.3	50.0
Taiwan	21.6	21.6	37.1	40.5
Others	49.9	42.0	98.0	89.4
Total	$516.1	$421.5	$993.9	$854.8
The Company’s most significant customers (having individually accounted for 10% or more of revenues) and their related revenues as a percentage of total revenues were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Lam Research Corporation	31.7%	33.8%	31.6%	35.2%
Applied Materials, Inc.	22.8	23.2	22.8	21.5
Total	54.5%	57.0%	54.4%	56.7%
Four customers’ accounts receivable balances, Lam Research Corporation, ASML Holding NV, Advanced Micro-Fabrication Equipment Inc., and Applied Materials, Inc., were individually greater than 10% of accounts receivable as of June 28, 2024, in the aggregate approximately 42.5% of the Company's total accounts receivable.
Two customers’ accounts receivable balances, Lam Research Corporation and Applied Materials, Inc., were individually greater than 10% of accounts receivable as of December 29, 2023, in the aggregate approximately 26.8% of total accounts receivable.
13. LEASES
The Company leases offices, facilities and equipment in locations throughout the United States, Asia Pacific and EMEA.
There have been no material changes to the Company's operating lease commitments during the three months ended June 28, 2024.
In the six month period ended June 28, 2024, the Company commenced a 10-year lease of manufacturing space in Austin, Texas, with a single 7-year renewal option at lease end. Additionally, the Company’s subsidiary in Czech Republic entered into 8-year lease of additional manufacturing and office space. As a result, $16.8 million additions were made at commencement date to the operating lease right-of-use assets and to the operating lease liabilities in the Company’s Condensed Consolidated Balance Sheet.

Index to Notes
14. NET INCOME (LOSS) PER SHARE
The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
(In millions, except share amounts)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Numerator:
Net income (loss) attributable to UCT	$19.1	$(9.4)	$9.7	$(12.8)
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	44.9	44.7	44.7	44.8
Shares used in computation — diluted:
Weighted average common shares outstanding	44.9	44.7	44.7	44.8
Effect of potential dilutive securities:
Employee stock plans	0.5	—	0.6	—
Shares used in computing diluted net income (loss) per share	45.4	44.7	45.3	44.8
Net income (loss) per share attributable to UCT — basic	$0.43	$(0.21)	$0.22	$(0.29)
Net income (loss) per share attributable to UCT — diluted	$0.42	$(0.21)	$0.21	$(0.29)
15. REPORTABLE SEGMENTS
The Company prepares financial results based on three operating segments (Products, Services, and HIS) and two reportable segments (Products and Services). The Products and HIS operating segments have been aggregated into the Products reportable segment based upon consistency of economic characteristics, nature of products, similarity of production process, and class of customers. The Company’s Chief Executive Officer (chief operating decision maker) views and evaluates operations based on the results of each of the operating segments. The following table describes each reportable segment:

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

Index to Notes
Segment Data

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Revenues:
Products	$452.7	$362.5	$871.2	$731.1
Services	63.4	59.0	122.7	123.7
Total segment revenues	$516.1	$421.5	$993.9	$854.8

Gross margin:
Products	$68.8	$51.4	$133.2	$104.9
Services	19.7	16.7	37.9	36.2
Total segment gross margin	$88.5	$68.1	$171.1	$141.1

Income from operations:
Products	$18.8	$10.8	$33.5	$19.5
Services	4.1	1.8	6.7	5.5
Total segment income from operations	$22.9	$12.6	$40.2	$25.0

(In millions)			June 28, 2024	December 29, 2023
Assets
Products			$1,659.6	$1,617.5
Services			267.7	250.2
Total segment assets			$1,927.3	$1,867.7
Long-lived assets comprised of operating lease right-of-use assets and property, plant and equipment, net, reported based on the location of the asset. The carrying amount of long-lived assets in United States, Malaysia, Israel, South Korea and other foreign countries were $177.5 million, $84.0 million, $75.4 million, $49.0 million and $101.9 million, respectively as of June 28, 2024, and $165.4 million, $84.3 million, $74.3 million, $54.3 million and $101.7 million, respectively as of December 29, 2023.

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
Overview
Ultra Clean Holdings, Inc., (“UCT”, the “Company” or “We”) is a leading developer and supplier of critical subsystems, components, parts, and ultra-high purity cleaning and analytical services primarily for the semiconductor industry. UCT offers its customers an integrated outsourced solution for major subassemblies, improved design-to-delivery cycle times, design for manufacturability, prototyping and part and component manufacturing, as well as tool chamber parts cleaning and coating, and micro-contamination analytical services. We report results for two segments: Products and Services. Our Products segment primarily designs, engineers and manufactures production tools, components and parts, and modules and subsystems for the semiconductor and display capital equipment markets. Products include chemical delivery modules, frame assemblies, gas delivery systems, fluid delivery systems, precision robotics, process modules as well as other high-level assemblies. Our Services segment provides ultra-high purity parts cleaning, process tool part recoating, surface encapsulation and high sensitivity micro contamination analysis primarily for the semiconductor device makers and wafer fabrication equipment (“WFE”) markets.
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
Results of Operations
Fiscal Year
Our fiscal year is the 52- or 53-week period ending on the Friday nearest December 31. Fiscal year 2024 is a 52-week period ending December 27, 2024 and fiscal year 2023 was a 52-week ended December 29, 2023. The fiscal quarters ended June 28, 2024 and June 30, 2023 were both 13-week periods.
Discussion of Results of Operations for the Three and Six months ended June 28, 2024 compared to the Three and Six months ended June 30, 2023
Revenues

	Three Months Ended			Six Months Ended
Revenues by Segment (Dollars in millions)	June 28, 2024	June 30, 2023	Percent Change	June 28, 2024	June 30, 2023	Percent Change
Products	$452.7	$362.5	24.9%	$871.2	$731.1	19.2%
Services	63.4	59.0	7.5%	122.7	123.7	(0.8)%
Total revenues	$516.1	$421.5	22.4%	$993.9	$854.8	16.3%
Products as a percentage of total revenues	87.7%	86.0%		87.7%	85.5%
Services as a percentage of total revenues	12.3%	14.0%		12.3%	14.5%
For the three and six months ended June 28, 2024, Products revenues increased compared to the same periods in the prior year. The increase in Products revenues was primarily due to an increase in customer demand, along with an overall market improvement in the semiconductor industry and in part due to the acquisition of HIS in October 2023.
Services revenues increased $4.4 million from the three months ended June 30, 2023 to the three months ended June 28, 2024 primarily due to increase in demand across its customer base. Services revenues decreased $1.0 million from the six months ended June 30, 2023 to the six months ended June 28, 2024 primarily due to lower memory demand.

	Three Months Ended			Six Months Ended
Revenues by Geography (Dollars in millions)	June 28, 2024	June 30, 2023	Percent Change	June 28, 2024	June 30, 2023	Percent Change
United States	$146.2	$134.1	9.0%	$287.1	$267.9	7.2%
International	369.9	287.4	28.7%	706.8	586.9	20.4%
Total revenues	$516.1	$421.5	22.4%	$993.9	$854.8	16.3%
United States as a percentage of total revenues	28.3%	31.8%		28.9%	31.3%
International as a percentage of total revenues	71.7%	68.2%		71.1%	68.7%
Revenues by geographic area are categorized based on the customer’s location to which the products were shipped or services were performed.
For the three and six months ended June 28, 2024, U.S. revenues increased compared to the same periods in the prior year, primarily as the result of the October 2023 acquisition of HIS, whose customers are primarily U.S. based.
International revenues increased in the three and six months ended June 28, 2024 compared to the same periods in the prior year primarily as a result of market improvement driving higher customer demand.

Cost of Revenues

	Three Months Ended			Six Months Ended
Cost of revenues by Segment (Dollars in millions)	June 28, 2024	June 30, 2023	Percent Change	June 28, 2024	June 30, 2023	Percent Change
Products	$383.9	$311.1	23.4%	$738.0	$626.2	17.9%
Services	43.7	42.3	3.3%	84.8	87.5	(3.1)%
Total Cost of revenues	$427.6	$353.4	21.0%	$822.8	$713.7	15.3%
Products cost as a percentage of total Products revenues	84.8%	85.8%		84.7%	85.7%
Services cost as a percentage of total Services revenues	68.9%	71.7%		69.1%	70.7%
Cost of Products revenues consists of purchased materials, direct labor and manufacturing overhead. Cost of Products revenues increased $72.8 million and $111.8 million for the three and six months ended June 28, 2024 compared to the same periods in the prior year. The increase was due to higher sales volumes driving increased material costs of $63.6 million and $101.9 million for the three and six months ended June 28, 2024, respectively.
Cost of Services revenues consists of direct labor, overhead and materials (such as chemicals, gases and consumables). Cost of Services revenues increased $1.4 million for the three months ended June 28, 2024 compared to the same period in the prior year driven by higher volumes of service orders, resulting in increased overhead costs of $1.4 million. Cost of Services revenues decreased $2.7 million for the six months ended June 28, 2024 compared to the same period in the prior year driven by lower volumes of service orders resulting in decreased labor related costs of $3.7 million.
Gross Margin

	Three Months Ended			Six Months Ended
Gross Profit by Segment (Dollars in millions)	June 28, 2024	June 30, 2023	Percent Change	June 28, 2024	June 30, 2023	Percent Change
Products	$68.8	$51.4	33.9%	$133.2	$104.9	27.0%
Services	19.7	16.7	18.0%	37.9	36.2	4.7%
Gross profit	$88.5	$68.1	30.0%	$171.1	$141.1	21.3%
Gross Margin by Segment
Products	15.2%	14.2%		15.3%	14.3%
Services	31.1%	28.3%		30.9%	29.3%
Total Company	17.1%	16.2%		17.2%	16.5%
Gross profit and gross margins fluctuate with revenue levels, product mix, material costs, and labor costs.
Products gross profit and gross margin increased for the three and six months ended June 28, 2024 compared to the same periods in the prior year primarily due to higher revenue levels, product shift and volume shift from higher to lower cost regions.
Services gross profit increased for the three and six months ended June 28, 2024 compared to the same periods in the prior year primarily due to higher revenue levels.

Operating Margin

	Three Months Ended			Six Months Ended
Operating Profit by Segment (Dollars in millions)	June 28, 2024	June 30, 2023	Percent Change	June 28, 2024	June 30, 2023	Percent Change
Products	$18.8	$10.8	74.1%	$33.5	$19.5	71.8%
Services	4.1	1.8	127.8%	6.7	5.5	21.8%
Operating profit	$22.9	$12.6	81.7%	$40.2	$25.0	60.8%
Operating Margin by Segment
Products	4.2%	3.0%		3.8%	2.7%
Services	6.5%	3.1%		5.5%	4.4%
Total Company	4.4%	3.0%		4.0%	2.9%
Operating profit and operating margin of Products increased for the three and six months period ended June 28, 2024 compared to the same periods in the prior year primarily due to increases in business volumes and customer demand partially offset by an increase in share-based compensation expense and by an increase in the amortization of intangibles in conjunction with the acquisition of HIS.
Operating profit and operating margin of Services increased for the three and six months period ended June 28, 2024 compared to the same periods in the prior year primarily due to the higher gross profit resulting from increased customer demand.
Research and Development

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 28, 2024	June 30, 2023	Percent Change	June 28, 2024	June 30, 2023	Percent Change
Research and development	$7.1	$7.2	(1.4)%	$14.1	$14.3	(1.4)%
Research and development as a percentage of total revenues	1.4%	1.7%		1.4%	1.7%
Research and development expenses were consistent in the three and six months ended June 28, 2024 compared to the same periods in the prior year.
Sales and Marketing

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 28, 2024	June 30, 2023	Percent Change	June 28, 2024	June 30, 2023	Percent Change
Sales and marketing	$14.8	$12.7	16.5%	$28.5	$25.8	10.5%
Sales and marketing as a percentage of total revenues	2.9%	3.0%		2.9%	3.0%
Sales and marketing expenses increased for the three and six months period ended June 28, 2024 compared to the same periods in the prior year primarily due to the increase in employee related expenses.
General and Administrative

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 28, 2024	June 30, 2023	Percent Change	June 28, 2024	June 30, 2023	Percent Change
General and administrative	$43.7	$35.6	22.8%	$88.3	$76.0	16.2%
General and administrative as a percentage of total revenues	8.5%	8.4%		8.9%	8.9%
General and administrative expenses increased $8.1 million and $12.3 million in the three and six months ended June 28, 2024 compared to the same periods in the prior year primarily driven by increases in amortization of intangible assets acquired through business combinations and in share-based compensation expense in addition to a combination of other factors, none of which were individually significant.

Interest and Other Expense, net

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 28, 2024	June 30, 2023	Percent Change	June 28, 2024	June 30, 2023	Percent Change
Interest income	$1.4	$0.8	75.0%	$2.8	$1.3	115.4%
Interest expense	$(11.7)	$(11.8)	(0.8)%	$(23.9)	$(23.6)	1.3%
Other income (expense), net	$17.4	$(1.5)	(1260.0)%	$13.5	$1.3	938.5%
Interest income increased $0.6 million and $1.5 million in the three and six months ended June 28, 2024 compared to the same periods in the prior year primarily due to higher interest income earned on cash and cash equivalent balances attributed to higher interest rates in the current period.
Interest expense was consistent in the three and six months ended June 28, 2024 compared to the same periods in the prior year.
Other income (expense), net, increased $18.9 million in the three months ended June 28, 2024 compared to the same period in the prior year primarily due to the gain from the change in the fair value of contingent earn-out of $24.1 million offset partially by the $3.6 million of debt financing costs incurred in conjunction with the amended credit agreement. Other income (expense), net, increased $12.2 million in the six months ended June 28, 2024 compared to the same period in the prior year primarily due to the gain from the change in the fair value of contingent earn-out of $22.8 million offset partially by the $3.6 million of debt financing costs and by the $7.5 million unfavorable foreign exchange transactions and remeasurements.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 28, 2024	June 30, 2023	Percent Change	June 28, 2024	June 30, 2023	Percent Change
Provision for income taxes	$8.5	$8.3	2.4%	$18.4	$11.8	55.9%
Effective tax rate	28.3%	8300.0%		56.4%	295.0%
The decrease in the effective tax rate for the three and six months ended June 28, 2024 compared to the same periods in the prior year is primarily attributable to changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full valuation allowances on deferred tax assets.
Company management continuously evaluates the need for a valuation allowance on its deferred tax assets and, as of June 28, 2024, concluded that a full valuation allowance on its U.S. federal, state and certain of its foreign deferred tax assets remained appropriate.
Liquidity and Capital Resources
Cash and cash Equivalents
The following table summarizes our cash and cash equivalents:

(In millions)	June 28, 2024	December 29, 2023	Increase
Total cash and cash equivalents	$319.5	$307.0	$12.5
The following table summarizes the Condensed Consolidated Statements of Cash Flow information:

	Six Months Ended
(In millions)	June 28, 2024	June 30, 2023
Operating activities	$33.0	$64.4
Investing activities	(30.9)	(46.5)
Financing activities	12.5	(56.9)
Effects of exchange rate changes on cash and cash equivalents	(2.1)	1.0
Net increase (decrease) in cash and cash equivalents	$12.5	$(38.0)

Our primary cash inflows and outflows were as follows:
•For the six months ended June 28, 2024, we generated cash from operating activities of $33.0 million compared to $64.4 million for the six months ended June 30, 2023. The $31.4 million decrease in net cash provided by operating activities was driven by a $43.3 million unfavorable change in net working capital and by a $10.1 million decrease in non-cash items included in net income offset in part by an increase in net income of $22.0 million.
•The major contributors in net changes in operating assets and liabilities for the six months ended June 28, 2024 were as follows:
◦Accounts receivable increased $26.1 million primarily due to the timing of shipments and collections and $25.4 million increase in inventories due to increased production levels.
◦Accounts payable increased $41.4 million, income taxes payable increased $1.4 million, and accrued compensation and related benefits increased $1.5 million, primarily due to the timing of payments.
•Net cash used in investing activities during the six months ended June 28, 2024 and June 30, 2023 consisted primarily of $31.0 million and $47.0 million purchases of property, plant and equipment, respectively.
•During the six months ended June 28, 2024, the cash provided in financing activities was $12.5 million compared to cash used in financing activities of $56.9 million in the six months ended June 30, 2023. The $69.4 million increase in net cash provided by financing activities is due to the $23.5 million net cash proceeds from the amended credit agreement, a decrease of $23.8 million in principal payments on bank borrowings, and a $23.7 million decrease in share repurchases offset partially by the additional $2.5 million payment of debt issuance costs.
We believe we have sufficient capital to fund our working capital needs, satisfy our debt obligations, maintain our existing capital equipment, purchase new capital equipment and make strategic acquisitions from time to time. As of June 28, 2024, we had cash and cash equivalents of $319.5 million compared to $307.0 million as of December 29, 2023. Our cash and cash equivalents, cash generated from operations, and amounts available under our revolving line of credit described below were our principal sources of liquidity as of June 28, 2024.
Fluid Solutions has an existing factoring arrangement with a financial institution in which a portion of its accounts receivable are sold on a non-recourse basis. As of June 28, 2024, Fluid Solutions factored $6.9 million under this arrangement.
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
As of June 28, 2024, we have cash of approximately $244.0 million in our foreign subsidiaries. It is not practicable to determine the tax liability that might be incurred if the undistributed earnings of these foreign subsidiaries were to be distributed. For undistributed earnings of foreign subsidiaries which are not considered indefinitely reinvested, deferred taxes have been accrued.

Borrowing Arrangements
The following table summarizes our borrowings:

	June 28, 2024
(Dollars in millions)	Amount	Weighted- Average Interest Rate
U.S. Term Loan	$496.9	9.0%
Fluid Solutions Debt Facilities	6.0	7.7%
Debt issuance costs	(8.3)
	$494.6
At June 28, 2024, the Company had an outstanding amount under the Term Loan of $496.9 million, gross of unamortized debt issuance costs of $8.3 million. As of June 28, 2024, the interest rate on the outstanding Term Loan was 9.0%.
As of June 28, 2024, the Company had $146.1 million, net of $3.9 million of outstanding letters of credit, available under this revolving credit facility. As of June 28, 2024, the Company was in compliance with the financial covenants contained within the Amended Credit Agreement.
The Company has a credit agreement with a local bank in the Czech Republic that provides for a revolving credit facility in the aggregate of up to 7.0 million euros (approximately 7.5 million). As of June 28, 2024, no debt was outstanding under this revolving credit facility.
Fluid Solutions has credit facilities with various financial institutions in Israel that provides borrowings of up to $11.0 million. As of June 28, 2024, Fluid Solutions had $6.0 million of outstanding debt with average interest rate ranges from 7.5% to 7.8%.
As of June 28, 2024, the Company’s total bank debt was $494.6 million, net of unamortized debt issuance costs of $8.3 million. As of June 28, 2024, the Company had $146.1 million, $5.0 million and $7.5 million available to draw from our credit facilities in the U.S., Israel and Czech Republic, respectively.
See Note 6 - Borrowing Arrangements, of our Condensed Consolidated Financial Statements, included in Part 1 of this Form-10Q for additional information.
Capital Expenditures
Capital expenditures were $31.0 million during the six months ended June 28, 2024 and were primarily attributable to the capital invested in our manufacturing facilities worldwide. The Company’s anticipated capital expenditures for the remainder of 2024 are expected to be financed primarily from our cash flow generated from operations and cash on hand.
Contractual Obligations
The Company had commitments to various third parties to purchase inventories totaling approximately $497.8 million as of June 28, 2024.
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification against certain liabilities to our customers, which may include claims of losses by their own customers resulting out of property damages, bodily injuries or deaths, or infringement of intellectual property rights by our products. Our potential liability arising out of intellectual property infringement claims by any third party is generally uncapped. As of June 28, 2024, we have not incurred any significant costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our chief executive officer and our chief financial officer concluded the disclosure controls and procedures were not effective as of June 28, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, due to material weaknesses in internal control over financial reporting described below.
Material Weaknesses in Internal Control Over Financial Reporting
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2023, the Company identified the following material weaknesses in our internal control over financial reporting that continue to exist as of June 28, 2024.
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
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the fiscal second quarter ended June 28, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On June 7, 2024, UCT received a subpoena from the SEC related to the material weaknesses identified in our 2022 and 2023 Forms 10-K and the change of our independent auditors. UCT is fully cooperating with the SEC investigation. We cannot predict the duration, scope, or outcome of this matter at this time. UCT does not intend to make any additional comments regarding this matter unless and until there are material developments.
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
No shares were repurchased under this program for the three and six months ended June 28, 2024.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not Applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits
(a)Exhibits
The following exhibits are filed with this quarterly Report on Form 10-Q for the quarter ended June 28, 2024:

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
Date: July 26, 2024

	By:	/S/ JAMES P. SCHOLHAMER
	Name:	James P. Scholhamer
	Title:	Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

Date: July 26, 2024

	By:	/S/ SHERI SAVAGE
	Name:	Sheri Savage
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)