Form 10-Q
period 2024-09-27
Ultra Clean Holdings, Inc.
filed 2024-10-30
CIK 1275014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the issuer’s common stock as of October 24, 2024: 45,060,067

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 27, 2024	December 29, 2023
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$318.2	$307.0
Accounts receivable, net of allowance for credit losses of $2.1 and $1.0 at September 27, 2024 and December 29, 2023, respectively	228.1	180.8
Inventories	402.6	374.5
Prepaid expenses and other current assets	36.9	30.9
Total current assets	985.8	893.2
Property, plant and equipment, net	327.7	328.3
Goodwill	265.3	265.2
Intangible assets, net	192.4	215.3
Deferred tax assets, net	3.6	3.1
Operating lease right-of-use assets	162.2	151.7
Other non-current assets	10.5	10.9
Total assets	$1,947.5	$1,867.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$16.4	$17.6
Accounts payable	233.2	192.9
Accrued compensation and related benefits	47.9	47.7
Operating lease liabilities	19.0	18.1
Other current liabilities	42.3	33.7
Total current liabilities	358.8	310.0
Bank borrowings, net of current portion	475.8	461.2
Deferred tax liabilities	18.9	19.0
Operating lease liabilities	155.6	143.0
Other liabilities	16.0	37.3
Total liabilities	1,025.1	970.5
Commitments and contingencies (See Note 9)
Equity:
UCT stockholders’ equity:
Preferred stock — $0.001 par value, 10.0 shares authorized; none outstanding	—	—
Common stock — $0.001 par value, 90.0 shares authorized; 46.6 and 46.1 shares issued and 45.1 and 44.6 shares outstanding at September 27, 2024 and December 29, 2023, respectively	0.1	0.1
Additional paid-in capital	552.6	541.5
Common shares held in treasury, at cost, 1.5 and 1.5 shares at September 27, 2024 and December 29, 2023, respectively	(45.0)	(45.0)
Retained earnings	354.1	346.7
Accumulated other comprehensive loss	(3.9)	(4.4)
Total UCT stockholders' equity	857.9	838.9
Noncontrolling interests	64.5	58.3
Total equity	922.4	897.2
Total liabilities and equity	$1,947.5	$1,867.7
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
(In millions, except per share amounts)
Revenues:
Product	$479.0	$380.9	$1,350.2	$1,112.0
Services	61.4	54.1	184.1	177.8
Total revenues	540.4	435.0	1,534.3	1,289.8
Cost of revenues:
Product	403.3	329.3	1,141.2	955.5
Services	43.7	40.5	128.6	128.0
Total cost revenues	447.0	369.8	1,269.8	1,083.5
Gross margin	93.4	65.2	264.5	206.3
Operating expenses:
Research and development	7.1	7.4	21.2	21.7
Sales and marketing	14.4	12.8	42.9	38.6
General and administrative	46.7	39.3	135.1	115.3
Total operating expenses	68.2	59.5	199.2	175.6
Income from operations	25.2	5.7	65.3	30.7
Interest income	1.1	1.2	3.9	2.5
Interest expense	(12.0)	(12.3)	(35.8)	(35.9)
Other income (expense), net	(4.1)	(2.1)	9.3	(0.8)
Income before provision for income taxes	10.2	(7.5)	42.7	(3.5)
Provision for income taxes	9.9	5.3	28.2	17.1
Net income (loss)	0.3	(12.8)	14.5	(20.6)
Less: Net income attributable to noncontrolling interests	2.6	1.7	7.1	6.7
Net income (loss) attributable to UCT	$(2.3)	$(14.5)	$7.4	$(27.3)

Net income (loss) per share attributable to UCT common stockholders:
Basic	$(0.05)	$(0.32)	$0.16	$(0.61)
Diluted	$(0.05)	$(0.32)	$0.16	$(0.61)
Shares used in computing net income (loss) per share:
Basic	45.0	44.8	44.8	44.8
Diluted	45.0	44.8	45.4	44.8
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
(In millions)
Net income (loss)	$0.3	$(12.8)	$14.5	$(20.6)
Other comprehensive income (loss):
Change in cumulative translation adjustment, net of tax	6.4	(2.1)	0.1	(3.8)
Change in pension net actuarial gain, net of tax	—	(0.2)	—	(0.4)
Change in fair value of derivatives, net of tax	—	—	—	0.2
Total other comprehensive income (loss)	6.4	(2.3)	0.1	(4.0)
Comprehensive income (loss)	6.7	(15.1)	14.6	(24.6)
Comprehensive income, attributable to noncontrolling interests	5.5	0.6	6.7	8.0
Comprehensive income (loss) attributable to UCT	$1.2	$(15.7)	$7.9	$(32.6)
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 27, 2024	September 29, 2023
(In millions)
Cash flows from operating activities:
Net income (loss)	$14.5	$(20.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34.1	27.9
Amortization of intangible assets	22.9	16.9
Stock-based compensation	12.7	8.7
Amortization of debt issuance costs	2.4	2.9
Change in the fair value of financial instruments	(21.7)	(0.3)
Deferred income taxes	(1.2)	0.1
Loss (gain) on sale of property, plant and equipment	1.2	(1.1)
Changes in assets and liabilities:
Accounts receivable	(47.3)	83.2
Inventories	(28.1)	65.6
Prepaid expenses and other current assets	(2.9)	7.5
Other non-current assets	0.6	0.8
Accounts payable	46.1	(61.2)
Accrued compensation and related benefits	0.2	(11.8)
Income taxes payable	1.4	(8.9)
Operating lease assets and liabilities	8.1	(3.7)
Other liabilities	4.9	(5.4)
Net cash provided by operating activities	47.9	100.6
Cash flows from investing activities:
Purchases of property, plant and equipment	(46.2)	(59.2)
Proceeds from sale of equipment	—	2.3
Net cash used in investing activities	(46.2)	(56.9)
Cash flows from financing activities:
Proceeds from bank borrowings	67.7	—
Proceeds from issuance of common stock	0.9	—
Extinguishment of bank borrowings	(44.2)	—
Principal payments on bank borrowings	(10.1)	(34.7)
Payment of debt issuance costs	(2.5)	(0.3)
Employees' taxes paid upon vesting of restricted stock units	(2.5)	(2.2)
Payments of dividends to a joint venture shareholder	(0.5)	(0.1)
Repurchase of shares	—	(23.7)
Net cash provided by (used in) financing activities	8.8	(61.0)
Effect of exchange rate changes on cash and cash equivalents	0.7	0.5
Net increase (decrease) in cash and cash equivalents	11.2	(16.8)
Cash and cash equivalents at beginning of period	307.0	358.8
Cash and cash equivalents at end of period	$318.2	$342.0
Supplemental cash flow information:
Income taxes paid, net of income tax refunds	$28.1	$26.7
Interest paid	$33.7	$33.0
Non-cash investing and financing activities:
Property, plant and equipment purchased included in accounts payable and other liabilities	$3.9	$12.0
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended September 27, 2024
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance June 28, 2024	45.0	$0.1	$548.2	1.5	$(45.0)	$356.4	$(7.4)	$852.3	$59.4	$911.7
Issuance under employee stock plans	0.1	0.0	0.0	—	—	—	—	0.0	—	0.0
Employees' taxes paid upon vesting of restricted stock units	0.0	0.0	(0.3)	—	—	—	—	(0.3)	—	(0.3)
Stock-based compensation expense	—	—	4.7	—	—	—	—	4.7	—	4.7
Net income (loss)	—	—	—	—	—	(2.3)	—	(2.3)	2.6	0.3
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Other comprehensive income	—	—	—	—	—	—	3.5	3.5	2.9	6.4
Balance September 27, 2024	45.1	$0.1	$552.6	1.5	$(45.0)	$354.1	$(3.9)	$857.9	$64.5	$922.4

	Nine Months Ended September 27, 2024
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance December 29, 2023	44.6	$0.1	$541.5	1.5	$(45.0)	$346.7	$(4.4)	$838.9	$58.3	$897.2
Issuance under employee stock plans	0.6	0.0	0.9	—	—	—	—	0.9	—	0.9
Employees' taxes paid upon vesting of restricted stock units	(0.1)	0.0	(2.5)	—	—	—	—	(2.5)	—	(2.5)
Stock-based compensation expense	—	—	12.7	—	—	—	—	12.7	—	12.7
Net income	—	—	—	—	—	7.4	—	7.4	7.1	14.5
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Other comprehensive income (loss)	—	—	—	—	—	—	0.5	0.5	(0.4)	0.1
Balance September 27, 2024	45.1	$0.1	$552.6	1.5	$(45.0)	$354.1	$(3.9)	$857.9	$64.5	$922.4

	Three Months Ended September 29, 2023
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance June 30, 2023	44.8	$0.1	$533.3	1.7	$(39.1)	$365.0	$(9.5)	$849.8	$56.4	$906.2
Stock-based compensation expense	—	—	4.0	—	—	—	—	4.0	—	4.0
Net income (loss)	—	—	—	—	—	(14.5)	—	(14.5)	1.7	(12.8)
Other comprehensive loss	—	—	—	—	—	—	(1.3)	(1.3)	(1.0)	(2.3)
Balance September 29, 2023	44.8	$0.1	$537.3	1.7	$(39.1)	$350.5	$(10.8)	$838.0	$57.1	$895.1

	Nine Months Ended September 29, 2023
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance December 30, 2022	45.2	$0.1	$530.8	0.9	$(15.4)	$377.8	$(5.4)	$887.9	$49.1	$937.0
Issuance under employee stock plans	0.5	0.0	0.0	—	—	—	—	0.0	—	0.0
Employees' taxes paid upon vesting of restricted stock units	(0.1)	0.0	(2.2)	—	—	—	—	(2.2)	—	(2.2)
Repurchase shares	(0.8)	0.0	—	0.8	(23.7)	—	—	(23.7)	—	(23.7)
Stock-based compensation expense	—	—	8.7	—	—	—	—	8.7	—	8.7
Net income (loss)	—	—	—	—	—	(27.3)	—	(27.3)	6.7	(20.6)
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Other comprehensive income (loss)	—	—	—	—	—	—	(5.4)	(5.4)	1.4	(4.0)
Balance September 29, 2023	44.8	$0.1	$537.3	1.7	$(39.1)	$350.5	$(10.8)	$838.0	$57.1	$895.1

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
Accounting Standards Recently Adopted
The Company has not adopted any new accounting standards during the nine months ended September 27, 2024 that have a material impact on the Company’s condensed consolidated financial statements.

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
The purchase price of HIS for purposes of the Company’s purchase price allocation was determined to be $73.6 million, which includes initial cash consideration of $46.5 million and the fair value of potential earn-out payments of approximately $27.1 million. These potential earn-out payments represent up to $70.0 million of cash consideration that may be payable based on the financial performance of the acquired business during the fiscal years 2023, 2024, and 2025. The fair value of the potential earn-out payments was determined utilizing a Monte Carlo simulation model.
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
During the third quarter of fiscal year 2024, the Company completed the acquisition accounting and the valuation of the fair value of the assets acquired and the liabilities assumed.
The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition, including all measurement period adjustments:

Index to Notes

(In millions)	Amount
Cash and cash equivalents	$0.4
Accounts receivable	5.6
Inventories	11.4
Prepaid expenses and other assets	2.7
Property, plant and equipment	9.3
Purchased intangible assets	51.6
Operating lease right-of-use assets	7.5
Accounts payable	(8.1)
Accrued compensation and related benefits	(0.7)
Other current liabilities	(0.9)
Deferred tax liabilities	(12.1)
Operating lease liabilities	(9.6)
Total identifiable net assets	$57.1
Goodwill	$16.5
The following table summarizes the intangible assets acquired and the useful lives of these assets:

		Purchased
	Useful Life	Intangible Assets
	(In years)	(In millions)
Customer relationships	7	$35.2
IP knowhow	5	11.2
Developed technology	5	4.6
Backlog	1	0.6
Total purchased intangible assets		$51.6
The results of operations for HIS have been included in the Company's condensed consolidated financial statements since the date of the acquisition. In addition, acquisition-related costs of $0.6 million and $1.0 million were included in the results of operations for the three and nine months ended September 27, 2024, respectively. Acquisition-related costs for the three and nine months ended September 29, 2023 were immaterial. Acquisition costs are included in general and administrative expenses in the Company’s condensed consolidated results of operations.
3. BALANCE SHEET INFORMATION
Inventories consisted of the following:

(In millions)	September 27, 2024	December 29, 2023
Raw materials	$205.5	$197.9
Work in process	133.9	107.2
Finished goods	63.2	69.4
Total	$402.6	$374.5

Index to Notes
Property, plant and equipment, net, consisted of the following:

(In millions)	September 27, 2024	December 29, 2023
Land	$2.2	$5.6
Buildings	57.0	57.1
Leasehold improvements	135.5	110.8
Machinery and equipment	220.2	207.4
Computer equipment and software	75.7	72.2
Furniture and fixtures	5.3	5.0
	495.9	458.1
Accumulated depreciation	(204.6)	(170.3)
Construction in progress	36.4	40.5
Total	$327.7	$328.3
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
4. FAIR VALUE
The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

		Fair Value Measurement at Reporting Date Using
Description	September 27, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other non-current assets:
Plan assets	$0.5	$—	$—	$0.5
Other current liabilities:
Forward contracts	$0.5	$—	$0.5	$—
Other liabilities:
Pension obligation	$1.6	$—	$—	$1.6
Contingent earn-out	$7.1	$—	$—	$7.1

		Fair Value Measurement at Reporting Date Using
Description	December 29, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other non-current assets:
Plan assets	$1.3	$—	$—	$1.3
Other current liabilities:
Forward contracts	$0.1	$—	$0.1	$—
Other liabilities:
Pension obligation	$1.6	$—	$—	$1.6
Contingent earn-out	$29.1	$—	$—	$29.1

Index to Notes
The estimated fair value of foreign currency forward contracts is based upon quoted market prices obtained from independent pricing services for similar derivative contracts and these financial instruments are characterized as Level 2 assets in the fair value hierarchy.
The estimated fair value of pension obligation is based on expected years of service and average compensation. The valuation model used to value pension obligation utilizes mortality rate, inflation, interest rate risks and changes in the life expectancy for pensioners. These assumptions are routinely made in the appraisal process by the independent actuary resulting in a Level 3 classification. As of September 27, 2024, the Company's aggregate pension benefit obligations was $12.3 million and the fair value of the pension plan assets was $11.2 million. The underfunded pension benefit obligations was $1.1 million as of September 27, 2024. The Company recognizes the overfunded or underfunded status of defined benefit pension plans, measured as the difference between the fair value of the plan assets and the benefit obligation. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability.
The Company measures its contingent earn-out liabilities at fair value on a recurring basis using a Monte Carlo simulation model. The significant unobservable inputs used in the model include the forecasted operating profit of the acquired business during each of calendar years 2024 and 2025. Significant increases or decreases to the forecasted results would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the contingent earn-out liability on the acquisition date is reflected as cash used in financing activities in the consolidated statements of cash flows. Any amount paid in excess of the contingent earn-out liability on the acquisition date will be reflected as cash used in operating activities in the consolidated statements of cash flows. For the three and nine months ended September 27, 2024, the Company recorded $(0.8) million of loss and $22.0 million of gain, respectively from change in the fair value of contingent earn-out related to the acquisition of HIS. This gain (loss) from change in the fair value was recognized as other income (expense), net in the Condensed Consolidated Statements of Operations.
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

Index to Notes
During the three and nine months ended September 27, 2024, there were no changes to the Company's reporting units, and the Company did not recognize any impairment charges or additions to goodwill. Refer to Note 1, “Organization and Significant Accounting Policies” for additional information regarding impairment testing of goodwill.
Details of aggregate goodwill of the Company are as follows:

(In millions)	Products	Services	Total
Balance at September 27, 2024	$191.8	$73.5	$265.3
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
Details of intangible assets were as follows:

		As of September 27, 2024			As of December 29, 2023
(Dollars in millions)	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	6 - 10	$207.2	$(112.4)	$94.8	$207.2	$(97.5)	$109.7
Recipes	20	73.2	(22.4)	50.8	73.2	(19.5)	53.7
Intellectual property/know-how	7 - 15	48.9	(21.7)	27.2	48.9	(18.4)	30.5
Tradename	4 - 6*	32.5	(22.7)	9.8	32.5	(22.1)	10.4
Standard operating procedures	20	8.6	(2.6)	6.0	8.6	(2.3)	6.3
Developed technology	5	4.6	(0.8)	3.8	4.6	(0.2)	4.4
Backlog	1	0.6	(0.6)	—	0.6	(0.3)	0.3
Total		$375.6	$(183.2)	$192.4	$375.6	$(160.3)	$215.3
*The Company concluded that the asset life of UCT tradename of $9.0 million is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
The Company amortizes its intangible assets on a straight-line or accelerated basis over the estimated economic life of the assets. Amortization expense was approximately $7.6 million and $22.9 million for the three and nine months ended September 27, 2024, respectively, and $5.5 million and $16.9 million for the three and nine months ended September 29, 2023, respectively. Amortization expense related to recipes, standard operating procedures, developed technology and certain intellectual property/know-how is charged to cost of revenues and the remainder is charged to general and administrative expense. As of September 27, 2024, future estimated amortization expense is expected to be as follows:

(In millions)	Amortization Expense
2024 (remaining in year)	$7.5
2025	28.1
2026	27.2
2027	26.9
2028	23.8
Thereafter	69.9
Total	$183.4

Index to Notes
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
The Sixth Amendment resulted in the receipts of an additional $67.7 million of debt, net of $1.1 million related lender fees from new or existing syndicate lenders which was offset by syndicate lenders who reduced their positions by $44.2 million. The Company capitalized additional $2.5 million of costs related to this amendment and continued to defer previously capitalized costs of $5.2 million. The Company expensed the third party transaction costs and the previously capitalized costs of extinguished debt of $3.6 million which was included in the other income (expense), net in the Condensed Consolidated Statements of Operations for the three and nine month period ended September 27, 2024.
The Company pays monthly interest payments in arrears and quarterly principal payments of 0.625% of the outstanding principal balance since April 4, 2024, with the remaining principal paid upon maturity.
The revolving credit facility has an available commitment of $150.0 million and a maturity date of August 27, 2027. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. Outstanding letters of credit reduce the availability of the revolving credit facility and, as of September 27, 2024, the Company had $146.0 million, net of $4.0 million of outstanding letters of credit, available under this revolving credit facility.
The letter of credit facility has an available commitment of $50.0 million and a maturity date of August 27, 2027. The Company pays a quarterly fee in arrears equal to 2.5% (subject to certain adjustments to the Term Loan) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of September 27, 2024, the Company had $4.0 million of outstanding letters of credit and $46.0 million of available commitments remaining under the letter of credit facility.
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
At September 27, 2024, the Company had an outstanding amount under the Term Loan of $493.8 million, gross of unamortized debt issuance costs of $7.7 million. As of September 27, 2024, the interest rate on the outstanding Term Loan was 8.9%.
The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio and a consolidated leverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter. The Company currently has no revolving loans outstanding under the Credit Agreement. As of September 27, 2024, the Company was in compliance with the financial covenants contained within the Credit Agreement.
The Company has a credit agreement with a local bank in the Czech Republic that provides for a revolving credit facility in the aggregate of up to 7.0 million euros (approximately $7.8 million). As of September 27, 2024, no debt was outstanding under this revolving credit facility.
Fluid Solutions has credit facilities with various financial institutions in Israel that provides borrowing up to $11.0 million. As of September 27, 2024, Fluid Solutions had a $6.1 million outstanding balance under these facilities with interest rate of 7.1%.

Index to Notes
As of September 27, 2024, the Company’s total bank debt was $492.2 million, net of unamortized debt issuance costs of $7.7 million. As of September 27, 2024, the Company had $146.0 million, $4.9 million, and $7.8 million available to draw from its credit facilities in the U.S., Israel and Czech Republic, respectively.
The fair value of the Company’s long-term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The Company’s carrying value approximates fair value for the Company’s long-term debt.
7. INCOME TAX
The Company's effective tax rate was 97.1% and (70.7)% for the three months ended September 27, 2024 and September 29, 2023, respectively, and 66.0% and (488.6)% for the nine months ended September 27, 2024 and September 29, 2023, respectively. The Company’s income tax provision was $9.9 million and $5.3 million for the three months ended September 27, 2024 and September 29, 2023, respectively, and $28.2 million and $17.1 million for the nine months ended September 27, 2024 and September 29, 2023, respectively. The change in respective tax rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full valuation allowances on deferred tax assets. Company management continuously evaluates the need for a valuation allowance and, as of September 27, 2024, concluded that a full valuation allowance on its U.S. federal and state and certain of its foreign deferred tax assets was still appropriate.
As of September 27, 2024 and September 29, 2023, the Company’s gross liability for unrecognized tax benefits, excluding interest, was $3.1 million and $2.7 million, respectively. Increases or decreases to interest and penalties on uncertain tax positions are included in the income tax provision in the Condensed Consolidated Statements of Operations. Although it is possible that some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.
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
As of September 27, 2024, the benefit obligation of the plans was $12.3 million and the fair value of the benefit plan assets was $11.2 million which are invested in several fixed deposit accounts with financial institutions. As of September 27, 2024, the underfunded balance of the plans of $1.1 million has been recorded by the Company and is included in other liabilities.
Amounts recognized in accumulated other comprehensive loss and contributed for the three and nine months ended September 27, 2024 were negligible. The Company and its subsidiaries contributed $0.1 million during the three and nine months ended September 29, 2023 and recognized $0.2 million and $0.4 million in accumulated other comprehensive loss for the three and nine months ended September 29, 2023.
As of September 27, 2024, the Company's future estimated payment obligations for the respective fiscal years are as follows:

Index to Notes

(In millions)
2024	$0.4
2025	1.7
2026	2.5
2027	1.4
2028	1.2
Thereafter	10.8
Total	$18.0
Employee Savings and Retirement Plan
The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all U.S. employees who meet certain eligibility requirements. Participants can elect to contribute to the 401(k) Plan, on a pre-tax basis, up to 25% of their salary to a maximum of the IRS limit. The Company matches 50.0% of each employee's contribution, up to a maximum of 6% of the employee's eligible earnings. The Company made $0.8 million and $2.7 million discretionary employer contributions to the 401(k) Plan for the three and nine months ended September 27, 2024 and $0.9 million and $2.5 million for the three and nine months ended September 29, 2023.
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
10. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Treasury Stock
On October 20, 2022, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $150 million of the Company’s common stock over a three-year period. No shares were repurchased under this program for the three and nine months ended September 27, 2024, and for the three months ended September 29, 2023. For the nine months ended September 29, 2023, approximately 0.8 million shares were repurchased under this program with an aggregate cost of $23.7 million.
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
The following table shows the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Cost of revenues (1)	$0.5	$0.3	$1.3	$0.9
Research and development	0.1	0.1	0.2	0.2
Sales and marketing	0.4	0.4	1.4	1.1
General and administrative	3.7	3.2	9.8	6.5
Total stock-based compensation	$4.7	$4.0	$12.7	$8.7
(1)Stock-based compensation expense capitalized in inventory for the three and nine months ended September 27, 2024 and September 29, 2023 were immaterial.
For the three and nine months ended September 27, 2024, 27 thousand and 502 thousand RSUs were granted with a weighted average fair value of $39.72 and $41.37 per share, respectively. For the three and nine months ended September 29, 2023, 14 thousand and 567 thousand RSUs were granted with a weighted average fair value of $32.55 and $28.41 per share, respectively.
For the nine months ended September 27, 2024 and September 29, 2023, 125 thousand and 145 thousand PSUs were granted, respectively. No PSUs were granted for the three months ended September 27, 2024 and September 29, 2023.
For the nine months ended September 27, 2024and September 29, 2023, 26 thousand and 37 thousand RSAs were granted, respectively. No RSAs were granted for the three months ended September 27, 2024 and September 29, 2023.
The following table summarizes the Company’s combined RSU, PSU and RSA activity for the nine months ended September 27, 2024:

(In millions)	Number of Shares	Aggregate Intrinsic Value
Outstanding at December 29, 2023	1.4	$46.1
Granted	0.7
Vested	(0.4)
Forfeited	(0.3)
Outstanding at September 27, 2024	1.4	56.7
Expected to vest at September 27, 2024	1.4	$56.7
As of September 27, 2024, approximately $29.4 million of unrecognized stock-based compensation cost related to employee and director awards remains to be amortized on a straight-line basis over a weighted average period of 1.9 years, and will be adjusted for subsequent changes in future grants. The total unamortized expense of the Company’s unvested RSAs as of September 27, 2024 was $0.8 million.
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

Index to Notes
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
During the nine months ended September 27, 2024, 42 thousand shares were issued under the ESPP. No shares were issued under the ESPP during the three months ended September 27, 2024. The Company recorded $0.2 million and $0.5 million of expense related to ESPP for the three and nine months ended September 27, 2024.
No shares were issued under the ESPP during the three and nine months ended September 29, 2023. The Company recorded $0.2 million and $0.3 million of expense related to ESPP for the three and nine months ended September 29, 2023.
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
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value-add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Certain of our customers may receive cash-based incentives, such as rebates or credits, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. Accruals for unpaid customer rebates of $1.8 million and $2.0 million as of September 27, 2024 and December 29, 2023, respectively, were netted against accounts receivable. The Company's disaggregated revenues are apportioned by segments within the Company’s Condensed Consolidated Statement of Operations.
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

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Singapore	$173.9	$155.4	$500.0	$446.5
United States	145.6	125.8	432.7	393.7
China	56.7	26.7	171.2	80.8
Austria	48.9	33.1	131.6	94.9
South Korea	25.3	21.9	73.6	71.9
Taiwan	23.2	20.0	60.3	60.5
Others	66.8	52.1	164.9	141.5
Total	$540.4	$435.0	$1,534.3	$1,289.8
The Company’s most significant customers (having individually accounted for 10% or more of revenues) and their related revenues as a percentage of total revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Lam Research Corporation	31.2%	33.0%	31.4%	34.5%
Applied Materials, Inc.	21.8	25.7	22.4	22.9
Total	53.0%	58.7%	53.9%	57.4%
Three customers’ accounts receivable balances, Lam Research Corporation, ASML Holding NV and Applied Materials, Inc., were individually greater than 10% of accounts receivable as of September 27, 2024, in the aggregate approximately 35.0% of the Company's total accounts receivable.
Two customers’ accounts receivable balances, Lam Research Corporation and Applied Materials, Inc., were individually greater than 10% of accounts receivable as of December 29, 2023, in the aggregate approximately 26.8% of total accounts receivable.
13. LEASES
The Company leases land, offices, facilities and equipment in locations throughout the United States, Asia Pacific and EMEA.
In 2023, the Company entered into a 60-year land lease in Malaysia with the intent of building a manufacturing site. The commencement date of the lease occurred in July 2024 contemporaneous with the Company obtaining control of the identified asset.
In the first quarter of 2024, the Company commenced a 10-year lease of manufacturing space in Austin, Texas, with a single 7-year renewal option at lease end. Additionally, the Company’s subsidiary in Czech Republic entered into 8-year lease of additional manufacturing and office space.
As a result, $21.9 million and $16.8 million were recorded at commencement date to operating lease right-of-use assets and to operating lease liabilities, respectively, in the Company’s Condensed Consolidated Balance Sheet .

Index to Notes
14. NET INCOME (LOSS) PER SHARE
The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
(In millions, except share amounts)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Numerator:
Net income (loss) attributable to UCT	$(2.3)	$(14.5)	$7.4	$(27.3)
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	45.0	44.8	44.8	44.8
Shares used in computation — diluted:
Weighted average common shares outstanding	45.0	44.8	44.8	44.8
Effect of potential dilutive securities:
Employee stock plans	—	—	0.6	—
Shares used in computing diluted net income (loss) per share	45.0	44.8	45.4	44.8
Net income (loss) per share attributable to UCT — basic	$(0.05)	$(0.32)	$0.16	$(0.61)
Net income (loss) per share attributable to UCT — diluted	$(0.05)	$(0.32)	$0.16	$(0.61)
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

Index to Notes
Segment Data

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Revenues:
Products	$479.0	$380.9	$1,350.2	$1,112.0
Services	61.4	54.1	184.1	177.8
Total segment revenues	$540.4	$435.0	$1,534.3	$1,289.8

Gross margin:
Products	$75.7	$51.6	$209.0	$156.5
Services	17.7	13.6	55.5	49.8
Total segment gross margin	$93.4	$65.2	$264.5	$206.3

Income from operations:
Products	$22.4	$7.7	$55.9	$27.3
Services	2.8	(2.0)	9.4	3.4
Total segment income from operations	$25.2	$5.7	$65.3	$30.7

(In millions)			September 27, 2024	December 29, 2023
Assets
Products			$1,670.8	$1,617.5
Services			276.7	250.2
Total segment assets			$1,947.5	$1,867.7
Long-lived assets comprised of operating lease right-of-use assets and property, plant and equipment, net, reported based on the location of the asset. The carrying amount of long-lived assets in United States, Malaysia, Israel, South Korea and other foreign countries were $176.4 million, $83.9 million, $75.7 million, $51.4 million and $102.5 million, respectively as of September 27, 2024, and $165.4 million, $84.3 million, $74.3 million, $54.3 million and $101.7 million, respectively as of December 29, 2023.

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
Over the long term, we believe the semiconductor market we serve will continue to grow due to multi-year industry demand from a broad range of drivers, such as new process architecture (e.g. gate all around) and memory devices (e.g. high bandwidth memory) necessary for cloud, artificial intelligence (“AI”) and machine learning (“ML”) applications. We also believe that semiconductor original equipment manufacturers (“OEM”) are increasingly relying on partners like UCT to fulfill their expanding capacity requirements. Additionally, our Services business is benefiting as device manufacturers rely on precision cleaning and coating to achieve ever more advanced devices.
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
Results of Operations
Fiscal Year
Our fiscal year is the 52- or 53-week period ending on the Friday nearest December 31. Fiscal year 2024 is a 52-week period ending December 27, 2024 and fiscal year 2023 was a 52-week ended December 29, 2023. The fiscal quarters ended September 27, 2024 and September 29, 2023 were both 13-week periods.
Discussion of Results of Operations for the Three and Nine months ended September 27, 2024 compared to the Three and Nine months ended September 29, 2023
Revenues

	Three Months Ended			Nine Months Ended
Revenues by Segment (Dollars in millions)	September 27, 2024	September 29, 2023	Percent Change	September 27, 2024	September 29, 2023	Percent Change
Products	$479.0	$380.9	25.8%	$1,350.2	$1,112.0	21.4%
Services	61.4	54.1	13.5%	184.1	177.8	3.5%
Total revenues	$540.4	$435.0	24.2%	$1,534.3	$1,289.8	19.0%
Products as a percentage of total revenues	88.6%	87.6%		88.0%	86.2%
Services as a percentage of total revenues	11.4%	12.4%		12.0%	13.8%
For the three and nine months ended September 27, 2024, Products revenues increased compared to the same periods in the prior year. The increase in Products revenues was primarily due to an increase in customer demand, along with an overall market improvement in the semiconductor industry and in part due to the acquisition of HIS in October 2023.
Services revenues increased for three and nine months ended September 29, 2023 compared to the same periods in the prior year primarily due to increase in demand across its customer base.

	Three Months Ended			Nine Months Ended
Revenues by Geography (Dollars in millions)	September 27, 2024	September 29, 2023	Percent Change	September 27, 2024	September 29, 2023	Percent Change
United States	$145.6	$125.8	15.7%	$432.7	$393.7	9.9%
International	394.8	309.2	27.7%	1,101.6	896.1	22.9%
Total revenues	$540.4	$435.0	24.2%	$1,534.3	$1,289.8	19.0%
United States as a percentage of total revenues	26.9%	28.9%		28.2%	30.5%
International as a percentage of total revenues	73.1%	71.1%		71.8%	69.5%
Revenues by geographic area are categorized based on the customer’s location to which the products were shipped or services were performed.
For the three and nine months ended September 27, 2024, U.S. revenues increased compared to the same periods in the prior year, primarily as the result of the October 2023 acquisition of HIS, whose customers are primarily U.S. based.
International revenues increased in the three and nine months ended September 27, 2024 compared to the same periods in the prior year primarily as a result of market improvement driving higher customer demand.

Cost of Revenues

	Three Months Ended			Nine Months Ended
Cost of revenues by Segment (Dollars in millions)	September 27, 2024	September 29, 2023	Percent Change	September 27, 2024	September 29, 2023	Percent Change
Products	$403.3	$329.3	22.5%	$1,141.2	$955.5	19.4%
Services	43.7	40.5	7.9%	128.6	128.0	0.5%
Total Cost of revenues	$447.0	$369.8	20.9%	$1,269.8	$1,083.5	17.2%
Products cost as a percentage of total Products revenues	84.2%	86.5%		84.5%	85.9%
Services cost as a percentage of total Services revenues	71.2%	74.9%		69.9%	72.0%
Cost of Products revenues consists of purchased materials, direct labor and manufacturing overhead. Cost of Products revenues increased $74.0 million and $185.7 million for the three and nine months ended September 27, 2024 compared to the same periods in the prior year. The increase was due to higher sales volumes driving increased material costs of $64.5 million and $166.4 million for the three and nine months ended September 27, 2024, respectively.
Services Cost of revenues consists of direct labor, overhead and materials (such as chemicals, gases and consumables). Services Cost of revenues increased $3.2 million for the three months ended September 27, 2024 compared to the same period in the prior year driven by higher volumes of service orders, resulting in increased material cost and overhead cost $1.3 million and $1.4 million, respectively. There was no significant change in Services Cost of revenues for the nine months ended September 27, 2024 compared to the same period in the prior year due to labor efficiencies offset by higher materials and overhead costs on higher sales.
Gross Margin

	Three Months Ended			Nine Months Ended
Gross Profit by Segment (Dollars in millions)	September 27, 2024	September 29, 2023	Percent Change	September 27, 2024	September 29, 2023	Percent Change
Products	$75.7	$51.6	46.7%	$209.0	$156.5	33.5%
Services	17.7	13.6	30.1%	55.5	49.8	11.4%
Gross profit	$93.4	$65.2	43.3%	$264.5	$206.3	28.2%
Gross Margin by Segment
Products	15.8%	13.5%		15.5%	14.1%
Services	28.8%	25.1%		30.1%	28.0%
Total Company	17.3%	15.0%		17.2%	16.0%
Gross profit and gross margins fluctuate with revenue levels, product mix, material costs, and labor costs.
Products gross profit and gross margin increased for the three and nine months ended September 27, 2024 compared to the same periods in the prior year primarily due to higher revenue levels, product shift and volume shift from higher to lower cost regions.
Services gross profit increased for the three and nine months ended September 27, 2024 compared to the same periods in the prior year primarily due to higher revenue levels.

Operating Margin

	Three Months Ended			Nine Months Ended
Operating Profit by Segment (Dollars in millions)	September 27, 2024	September 29, 2023	Percent Change	September 27, 2024	September 29, 2023	Percent Change
Products	$22.4	$7.7	190.9%	$55.9	$27.3	104.8%
Services	2.8	(2.0)	240.0%	9.4	3.4	176.5%
Operating profit	$25.2	$5.7	342.1%	$65.3	$30.7	112.7%
Operating Margin by Segment
Products	4.7%	2.0%		4.1%	2.5%
Services	4.6%	(3.7%)		5.1%	1.9%
Total Company	4.7%	1.3%		4.3%	2.4%
Operating profit and operating margin of Products increased for the three and nine months period ended September 27, 2024 compared to the same periods in the prior year primarily due to increases in business volumes and customer demand partially offset by increases in share-based compensation expense, in outside service spending, and in the amortization of intangibles in conjunction with the acquisition of HIS.
Operating profit and operating margin of Services increased for the three and nine months period ended September 27, 2024 compared to the same periods in the prior year primarily due to the higher gross profit resulting from increased customer demand.
Research and Development

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 27, 2024	September 29, 2023	Percent Change	September 27, 2024	September 29, 2023	Percent Change
Research and development	$7.1	$7.4	(4.1)%	$21.2	$21.7	(2.3)%
Research and development as a percentage of total revenues	1.3%	1.7%		1.4%	1.7%
Research and development expenses were consistent in the three and nine months ended September 27, 2024 compared to the same periods in the prior year.
Sales and Marketing

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 27, 2024	September 29, 2023	Percent Change	September 27, 2024	September 29, 2023	Percent Change
Sales and marketing	$14.4	$12.8	12.5%	$42.9	$38.6	11.1%
Sales and marketing as a percentage of total revenues	2.7%	2.9%		2.8%	3.0%
Sales and marketing expenses increased for the three and nine months period ended September 27, 2024 compared to the same periods in the prior year primarily due to the increase in employee related expenses.
General and Administrative

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 27, 2024	September 29, 2023	Percent Change	September 27, 2024	September 29, 2023	Percent Change
General and administrative	$46.7	$39.3	18.8%	$135.1	$115.3	17.2%
General and administrative as a percentage of total revenues	8.6%	9.0%		8.8%	8.9%
General and administrative expenses increased $7.4 million and $19.8 million in the three and nine months ended September 27, 2024 compared to the same periods in the prior year primarily driven by increases in amortization of intangible assets acquired through business combinations, in outside service spending and in share-based compensation expense in addition to a combination of other factors, none of which were individually significant.

Interest and Other Expense, net

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 27, 2024	September 29, 2023	Percent Change	September 27, 2024	September 29, 2023	Percent Change
Interest income	$1.1	$1.2	(8.3)%	$3.9	$2.5	56.0%
Interest expense	$(12.0)	$(12.3)	(2.4)%	$(35.8)	$(35.9)	(0.3)%
Other income (expense), net	$(4.1)	$(2.1)	95.2%	$9.3	$(0.8)	(1262.5)%
Interest income increased $1.4 million in the nine months ended September 27, 2024 compared to the same period in the prior year primarily due to higher interest income earned on cash and cash equivalent balances attributed to higher interest rates in the current period.
Interest expense was consistent in the three and nine months ended September 27, 2024 compared to the same periods in the prior year.
Other expense, net, increased $2.0 million in the three months ended September 27, 2024 compared to the same period in the prior year primarily due to a loss from the change in the fair value of contingent earn-out of $0.8 million and by $1.3 million of unfavorable foreign exchange transactions and remeasurements. Other income, net, increased $10.1 million in the nine months ended September 27, 2024 compared to the same period in the prior year primarily due to the gain from the change in a fair value of contingent earn-out of $22.0 million offset partially by the $3.6 million of debt financing costs and by the $8.7 million unfavorable foreign exchange transactions and remeasurements.
Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 27, 2024	September 29, 2023	Percent Change	September 27, 2024	September 29, 2023	Percent Change
Provision for income taxes	$9.9	$5.3	86.8%	$28.2	$17.1	64.9%
Effective tax rate	97.1%	(70.7)%		66.0%	(488.6)%
The increase in the effective tax rate for the three and nine months ended September 27, 2024 compared to the same periods in the prior year is primarily attributable to changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full valuation allowances on deferred tax assets. The negative tax rates in the three and nine months ended September 29, 2023 were the result of pre-tax losses in those periods compared to pre-tax profits in the comparable periods ended September 27, 2024.
Company management continuously evaluates the need for a valuation allowance on its deferred tax assets and, as of September 27, 2024, concluded that a full valuation allowance on its U.S. federal, state and certain of its foreign deferred tax assets remained appropriate.
Liquidity and Capital Resources
Cash and cash Equivalents
The following table summarizes our cash and cash equivalents:

(In millions)	September 27, 2024	December 29, 2023	Increase
Total cash and cash equivalents	$318.2	$307.0	$11.2
The following table summarizes the Condensed Consolidated Statements of Cash Flow information:

	Nine Months Ended
(In millions)	September 27, 2024	September 29, 2023
Operating activities	$47.9	$100.6
Investing activities	(46.2)	(56.9)
Financing activities	8.8	(61.0)
Effects of exchange rate changes on cash and cash equivalents	0.7	0.5
Net increase (decrease) in cash and cash equivalents	$11.2	$(16.8)

Our primary cash inflows and outflows were as follows:
•For the nine months ended September 27, 2024, we generated cash from operating activities of $47.9 million compared to $100.6 million for the nine months ended September 29, 2023. The $52.7 million decrease in net cash provided by operating activities was driven by a $83.1 million unfavorable change in net working capital and by a $4.7 million decrease in non-cash items included in net income offset in part by an increase in net income of $35.1 million.
•The major contributors in net changes in operating assets and liabilities for the nine months ended September 27, 2024 were as follows:
◦Accounts receivable increased $47.3 million primarily due to the timing of shipments and collections and $28.1 million increase in inventories due to increased production levels.
◦Accounts payable increased $46.1 million, income taxes payable increased $1.4 million, and accrued compensation and related benefits increased $0.2 million, primarily due to the timing of payments.
•Net cash used in investing activities during the nine months ended September 27, 2024 and September 29, 2023 consisted primarily of $46.2 million and $59.2 million purchases of property, plant and equipment, respectively.
•During the nine months ended September 27, 2024, the cash provided in financing activities was $8.8 million compared to cash used in financing activities of $61.0 million in the nine months ended September 29, 2023. The $69.8 million increase in net cash provided by financing activities is due to the $23.5 million net cash proceeds from the amended credit agreement, a decrease of $24.6 million in principal payments on bank borrowings, and a $23.7 million decrease in share repurchases offset partially by the additional $2.2 million payment of debt issuance costs.
We believe we have sufficient capital to fund our working capital needs, satisfy our debt obligations, maintain our existing capital equipment, purchase new capital equipment and make strategic acquisitions from time to time. As of September 27, 2024, we had cash and cash equivalents of $318.2 million compared to $307.0 million as of December 29, 2023. Our cash and cash equivalents, cash generated from operations, and amounts available under our revolving line of credit described below were our principal sources of liquidity as of September 27, 2024.
Fluid Solutions has an existing factoring arrangement with a financial institution in which a portion of its accounts receivable are sold on a non-recourse basis. As of September 27, 2024, Fluid Solutions factored $7.6 million under this arrangement.
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
As of September 27, 2024, we have cash of approximately $278.3 million in our foreign subsidiaries. It is not practicable to determine the tax liability that might be incurred if the undistributed earnings of these foreign subsidiaries were to be distributed. For undistributed earnings of foreign subsidiaries which are not considered indefinitely reinvested, deferred taxes have been accrued.

Borrowing Arrangements
The following table summarizes our borrowings:

	September 27, 2024
(Dollars in millions)	Amount	Weighted- Average Interest Rate
U.S. Term Loan	$493.8	8.9%
Fluid Solutions Debt Facilities	6.1	7.1%
Debt issuance costs	(7.7)
	$492.2
At September 27, 2024, the Company had an outstanding amount under the Term Loan of $493.8 million, gross of unamortized debt issuance costs of $7.7 million. As of September 27, 2024, the interest rate on the outstanding Term Loan was 8.9%.
As of September 27, 2024, the Company had $146.0 million, net of $4.0 million of outstanding letters of credit, available under this revolving credit facility. As of September 27, 2024, the Company was in compliance with the financial covenants contained within the Amended Credit Agreement.
The Company has a credit agreement with a local bank in the Czech Republic that provides for a revolving credit facility in the aggregate of up to 7.0 million euros (approximately $7.8 million). As of September 27, 2024, no debt was outstanding under this revolving credit facility.
Fluid Solutions has credit facilities with various financial institutions in Israel that provides borrowings of up to $11.0 million. As of September 27, 2024, Fluid Solutions had $6.1 million of outstanding debt with interest rate of 7.1%.
As of September 27, 2024, the Company’s total bank debt was $492.2 million, net of unamortized debt issuance costs of $7.7 million. As of September 27, 2024, the Company had $146.0 million, $4.9 million and $7.8 million available to draw from our credit facilities in the U.S., Israel and Czech Republic, respectively.
See Note 6 - Borrowing Arrangements, of our Condensed Consolidated Financial Statements, included in Part 1 of this Form-10Q for additional information.
Capital Expenditures
Capital expenditures were $46.2 million during the nine months ended September 27, 2024 and were primarily attributable to the capital invested in our manufacturing facilities worldwide. The Company’s anticipated capital expenditures for the remainder of 2024 are expected to be financed primarily from our cash flow generated from operations and cash on hand.
Contractual Obligations
The Company had commitments to various third parties to purchase inventories totaling approximately $495.7 million as of September 27, 2024.
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification against certain liabilities to our customers, which may include claims of losses by their own customers resulting out of property damages, bodily injuries or deaths, or infringement of intellectual property rights by our products. Our potential liability arising out of intellectual property infringement claims by any third party is generally uncapped. As of September 27, 2024, we have not incurred any significant costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our chief executive officer and our chief financial officer concluded the disclosure controls and procedures were not effective as of September 27, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, due to material weaknesses in internal control over financial reporting described below.
Material Weaknesses in Internal Control Over Financial Reporting
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2023, the Company identified the following material weaknesses in our internal control over financial reporting that continue to exist as of September 27, 2024.
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
Remediation Plan and Progress
Management has been executing and remains committed to implementing measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively.
In response to all material weaknesses, management has taken the following actions:
•engaged an external advisor to assist with evaluating and documenting the design and operating effectiveness of internal controls and to assist with the remediation of deficiencies, as necessary;
•hired additional IT, accounting, and finance personnel to support our remediation efforts, including a Vice President of Internal Audit, as well as third-party resources with relevant expertise to augment our internal resources;
•formalized roles and responsibilities within the organization to establish ownership of workstreams to identify and analyze risks of material misstatement, develop internal control activities to support the achievement of the Company’s internal control objectives, and monitor the effective performance of those control objectives;
•performed an entity-wide risk assessment of information technology systems and business processes by operating subsidiary; and
•assessed the specific training needs for newly hired and existing personnel and developed and delivered training programs designed to support our internal controls.
In response to the material weakness “(a)” management has taken the following actions:
•in process of designing and implementing change management and user access review controls for relevant information technology systems at certain Fluid Solutions operating subsidiaries not yet migrated to our primary ERP system. Management also continues to design and implement user access controls to ensure appropriate segregation of duties that adequately restrict user access to our financial applications and data to appropriate company personnel.
In response to the material weakness “(b)” management has taken the following actions:
•in process of completing a segregation of duties assessment to identify key conflicts, establishing policies and procedures to maintain effective segregation of duties, and identifying mitigating factors for any key conflicts identified for certain other international operating subsidiaries in the Products segment which have not been migrated to the Company’s primary ERP system and
•in process of identifying and evaluating the effectiveness of key IT dependencies, including automated application controls for certain other international operating subsidiaries in the Products segment which have not been migrated to the Company’s primary ERP system.
In response to the material weakness “(c)” management has taken the following actions:
•designed and implemented controls over valuation of inventories, including review and assessment of the methodology for the valuation of inventories, including the write down of inventory to its estimated market value less costs to sell and
•designed and implemented controls over validation and approval of inventory costing, including capitalizing variances from standard costs.
In response to the material weakness “(d)” management has taken the following actions:

•established ongoing education and training of control owners on how to assess the accuracy and completeness of relevant data used within the operation of controls, including the adequate levels of evidence and documentation required to support such procedures
•designed and implemented an additional control to validate the accuracy of certain data used within the operation of controls and
•ensured the design of all business process controls include a control activity to assess the completeness and accuracy of the data used in the operation of controls and to ensure adequate levels of evidence and documentation to support assessment of data used within the operation of controls.
In response to the material weakness “(e)” management has taken the following actions:
•designed and implemented effective controls over the review of cash flow forecasts utilized in the valuation of contingent earn-out liabilities including review of the inputs and assumptions utilized to develop the cash flow forecasts at an appropriate level of precision and
•designed controls that stand ready to operate in a future business combination to review the inputs and assumptions utilized to develop the cash flow forecasts in the valuation of intangible assets at an appropriate level of precision.
As we continue to evaluate and work to improve our internal control over financial reporting, we may decide to take additional measures to address the material weaknesses or modify the remediation plans described above. We believe that these actions will remediate the material weaknesses, however the material weaknesses will not be considered remediated until we conclude all measures necessary to remediate the material weaknesses have been designed, implemented, and the applicable controls have operated for a sufficient period of time, and management has concluded, through testing, that these controls are designed and operating effectively. While Management believes that the aforementioned plans will remediate the material weaknesses, there is no assurance on the exact timing of the completion of the remediation. As the remediation plans continue to be implemented, management may be required to take additional measures or modify the plan elements.
Changes in Internal Control Over Financial Reporting
Other than the remediation measures described above, there were no changes in internal control over financial reporting during the quarter ended September 27, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
No shares were repurchased under this program for the three and nine months ended September 27, 2024.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not Applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits
(a)Exhibits
The following exhibits are filed with this quarterly Report on Form 10-Q for the quarter ended September 27, 2024:

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
Date: October 29, 2024

	By:	/S/ JAMES P. SCHOLHAMER
	Name:	James P. Scholhamer
	Title:	Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

Date: October 29, 2024

	By:	/S/ SHERI SAVAGE
	Name:	Sheri Savage
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)