Form 10-Q/A
period 2024-03-29
Ultra Clean Holdings, Inc.
filed 2025-02-11
CIK 1275014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q/A
__________________________________________________

Amendment No. 1

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the issuer’s common stock as of January 24, 2025: 45,129,294

EXPLANATORY NOTE
Ultra Clean Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2024, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 6, 2024 (the “Original Filing”). This Amendment is being filed to revise Part II “Item 5. Other Information” by adding two additional Rule 10b5-1 trading arrangements entered into by certain of the Company’s officers during the quarter ended March 29, 2024, which were inadvertently omitted from the disclosure included in the Original Filing.
In addition, as required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Item 6 hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.
Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the Original Filing or reflect any events that have occurred after the Original Filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. No changes have been made to the financial statements of the Company as contained in the Original Filing. Accordingly, this Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.
ITEM 5. Other Information
Insider Trading Arrangements
On March 8, 2024, James P. Scholhamer, the Company’s Chief Executive Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Scholhamer’s plan provides for the sale from time to time of up to 90,268 shares of the Company’s common stock, subject to certain minimum price thresholds. Mr. Scholhamer’s trading plan is scheduled to terminate on March 7, 2025, subject to early termination.
On March 8, 2024, Sheri Savage, the Company’s Chief Financial Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Ms. Savage’s plan provides for the sale from time to time of, subject to certain minimum price thresholds: (i) up to 41,125 shares of the Company’s common stock held outright; and (ii) the additional sale of (net) shares of the Company’s common stock received upon the vesting, if any, of 22,111 (gross) shares of the Company’s common stock upon satisfaction of applicable service based and/or performance based vesting criteria, of restricted stock units and performance stock units, after giving effect to tax withholdings. Ms. Savage’s trading plan is scheduled to terminate on August 29, 2025, subject to early termination.

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
Date: February 10, 2025

	By:	/S/ JAMES P. SCHOLHAMER
	Name:	James P. Scholhamer
	Title:	Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

Date: February 10, 2025

	By:	/S/ SHERI SAVAGE
	Name:	Sheri Savage
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)