Form 10-Q/A
period 2024-09-27
Ultra Clean Holdings, Inc.
filed 2025-02-11
CIK 1275014

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

EXPLANATORY NOTE
Ultra Clean Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2024, which was originally filed with the Securities and Exchange Commission (the “SEC”) on October 30, 2024 (the “Original Filing”). This Amendment is being filed to revise Part II “Item 5. Other Information” by adding a Rule 10b5-1 trading arrangement entered into by Clarence Granger, the Chairman of the Company’s Board of Directors, during the quarter ended September 27, 2024, which was inadvertently omitted from the disclosure included in the Original Filing.
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
ITEM 5. Other Information
Insider Trading Arrangements
On August 5, 2024, Clarence Granger, the Chairman of the Company’s Board of Directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Granger’s plan provides for the sale from time to time of up to 5,000 shares of the Company’s common stock, subject to certain minimum price thresholds. Mr. Granger’s trading plan is scheduled to terminate on August 7, 2025, subject to early termination.

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