Form 10-K
period 2024-12-27
Ultra Clean Holdings, Inc.
filed 2025-02-25
CIK 1275014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-K
_________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-50646
_________________________________________________________________________________
Ultra Clean Holdings, Inc.
(Exact name of Registrant as specified in its charter)
_________________________________________________________________________________

Delaware	61-1430858
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

26462 Corporate Avenue Hayward, California	94545
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(510) 576-4400
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	UCTT	The NASDAQ Global Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
_________________________________________________________________________________
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
	.	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 28, 2024, as reported on the NASDAQ Global Market, was approximately $2,169.4 million. Shares of common stock held by each executive officer and director have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
Number of shares of the registrant’s common stock outstanding as of February 21, 2025: 45,132,298
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the December 27, 2024 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 27, 2024.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will be,” “will continue,” “will likely result,” variations of such words, and similar expressions are intended to identify such forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, but are not limited to, statements concerning the following: projections of our financial performance, our anticipated growth and trends in our business, levels of capital expenditures, the adequacy of our capital resources to fund operations and growth, our ability to compete effectively with our competitors, our strategies and ability to protect our intellectual property, future acquisitions, customer demand, our manufacturing and procurement process, employee matters, supplier relations, foreign operations, the legal and regulatory backdrop (including environmental regulation), our exposure to market risks and other characterizations of future events or circumstances described in this Annual Report. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
We ship a majority of our products and provide most of our services to U.S. registered customers with both domestic and international locations. In addition to U.S. manufacturing and service operations, we manufacture products and provide parts cleaning and other related services in our Asia Pacific, Europe and Middle East (“EMEA”) facilities to support local and U.S. based customers. We conduct our operating activities primarily through our subsidiaries.
Over the long-term, we believe the semiconductor market we serve will continue to grow due to multi-year industry demand from a broad range of drivers, such as new device architecture (e.g. gate all around) and memory devices (e.g. high bandwidth memory) necessary for cloud, artificial intelligence (“AI”) and machine learning (“ML”) applications. We also believe that semiconductor original equipment manufacturers (“OEM”) are increasingly relying on partners like UCT to fulfill their expanding capacity requirements. Additionally, our Services business is benefiting as device manufacturers rely on precision cleaning and coating to produce ever more advanced devices.
Our international revenues represented 73.0%, 69.6% and 68.9% of total revenues for fiscal years ended 2024, 2023 and 2022, respectively. See Note 13 to the Notes to Consolidated Financial Statements for further information about our geographic revenues.
Our Suite of Offerings
We are a leading developer and supplier of critical subsystems, parts, components and ultra-high purity cleaning and analytical services primarily for the semiconductor industry. We offer our customers an integrated outsourced solution for major subassemblies, improved design-to-delivery cycle times, design for manufacturability, prototyping and component manufacturing, tool chamber parts cleaning and coating and micro contamination analytical services. Our leadership in the market is enabled by the following customer-centric solutions:
•A vertically integrated solution for complex and highly configurable systems. We provide our customers a broad outsourced solution for the development, design, component sourcing and cleaning, prototyping, engineering, and manufacturing and testing of advanced systems. We utilize our weldment and frame fabrication capabilities together with highly specialized engineering, global supply chain management, and assembly capabilities to produce high performance products that are customized to meet the needs of equipment suppliers and chipmakers. We enable our customers to minimize their overall number of suppliers, simplify their supply chain and reduce their inventories.
•Parts and components. We offer our customers a wide range of gas delivery solutions such as ultra-clean valves, high purity connectors, industrial process connectors and valves, pneumatic actuators, manifolds and safety solutions, hoses, pressure gauges, gas line and component heaters, as well as complex weldments. These products comply with the highest quality standards to ensure accelerated performance in a variety of demanding environments and applications in the semiconductor, oil and gas, chemical and refinery, power, transportation, analytical, and gas manufacturing markets.
•Subsystem manufacturing. Our experience with the demanding requirements in semiconductor equipment manufacturing has enabled us to become a leading developer and supplier of critical modules and subsystems. These assemblies include gas and fluid delivery solutions, wafer transport systems, mechatronic assemblies, process modules, and sub-fab process equipment support racks.
•Improved design-to-delivery cycle times. Our strong customer relationships and familiarity with their product requirements and the ever-changing needs of their customer base help us reduce their design-to-delivery cycle times. We seek to optimize our supply chain management, design and manufacturing coordination and controls to respond rapidly to order requests, enabling us to decrease product design and customization cycle times for our customers. Because our engineers work closely with our customers’ engineers and understand the fabrication, assembly and testing of their products, we often can improve their design for manufacturability and implement automation, thereby reducing their cost and improving their quality and consistency.
•Testing capabilities. We utilize our technical expertise to test and characterize key fluid delivery products. We have made significant investments in advanced analytical and automated test equipment, enabling us to test and qualify key fluid delivery sub-systems and components across the entire range of extreme pressures and flows required to support leading-edge technologies. We can perform diagnostic tests, design verifications and failure analyses for our customers and suppliers.
•Increased integration with OEMs through local presence. Our local presence in close proximity to the facilities of most of our OEM customers enables us to remain closely integrated with their design, development and implementation teams. This level of integration enables us to respond quickly and efficiently to customer changes and requests.
•Precision fabrication. We design and manufacture weldments and frames with exacting standards to meet or exceed our customers’ needs. UCT has over 30 years of experience in the fabrication of complex gas delivery systems which enables us to provide cost competitiveness in our vertical integration model.
•Custom thermal control. We design and manufacture heaters, sensors, and controllers for precise temperature control. These products are complementary to our gas delivery systems products.
•Parts cleaning and coating and analytical verification: Through our Services business, we offer integrated device manufacturers (“IDM”) and OEMs validated, ultra-high purity process tool chamber parts cleaning and coating services. Included in these services are tool part process optimization solutions that could lower the total cost of ownership for our customers. We also offer analytical verification of process tool chamber part cleaning effectiveness and micro contamination analysis of tool parts, wafers and depositions, chemicals, cleanroom materials, deionized water and airborne molecular contamination.
Our Strategy
Our strategy is to grow our position and increase our value to our customers as a leading solutions and service provider in the semiconductor markets we serve, while serving a limited number of other technologically similar market opportunities. Our strategy is comprised of the following key elements:
•Expand our solutions and service market share with semiconductor OEMs and IDMs. We believe that equipment outsourcing and service offerings among OEMs creates a significant market opportunity for us to grow our business with existing and new customers. We believe our customers will continue to outsource critical subsystems and that we are well positioned to capture a significant portion of these outsourcing opportunities. We have broadened our portfolio into the sub-fab with the design and manufacturing of components, process solutions and fully integrated sub-systems. We believe that our continued focus on efficient manufacturing, reduced design-to-delivery cycle times, and high quality and reliability will allow us to gain market share. Similarly, we believe there is room to gain market share with our cleaning and coating services, both with chip and equipment makers, as customers typically outsource these solutions. By providing customers process improvement through consistently cleaner parts and analytical verification of process tool chamber part cleaning effectiveness, we have expanded our total available market significantly.
•Develop or acquire solutions that allow our customers to succeed at the leading edge of the semiconductor processing nodes. We continue to expand the number and type of subsystems and services that we offer in the rapidly advancing semiconductor market.
•Leverage our geographic presence in lower-cost manufacturing regions. The diverse footprint of our manufacturing facilities allows us to provide cost-competitive solutions. These facilities house subsystem assembly, weldment and thermal control heater operations and are near the manufacturing facilities of existing and potential customers and their end users. Several of UCT’s facilities are also in low-cost regions, adding to our competitive advantage.
•Provide production flexibility to respond rapidly to demand changes. Our manufacturing facilities use similar processes and procedures enabling us to easily shift production between sites to support expanded demand and ensure business continuity.
•Drive profitable growth with our flexible cost structure. We implement cost containment and capacity enhancement initiatives throughout the semiconductor demand cycles and benefit from the global presence and efficiencies of our supply chain. In addition, we believe our overseas facilities position us to respond effectively to future business demands. We employ a core engineering strategy with flexible partnering to augment our staff during the demand cycles within the semiconductor industry.
•Continue to selectively pursue strategic acquisitions. We will continue to consider strategic acquisitions that enable us to improve our financial model, expand our geographic presence, secure new customers and diversify into complementary products and services markets as well as broaden our technological and cleaning and analytical capabilities in the markets we serve.
•Strengthen vertical integration. We continue to strengthen our vertically integrated business model by investing in our operations or acquiring companies along the semiconductor supply chain to increase our capabilities, improve our cost structure, and enhance control, efficiency, and quality across our global operations. By deepening our integration capabilities, we aim to streamline processes, reduce dependencies, and fortify our position as a leading solutions and service provider in the semiconductor ecosystem.
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
•Parts and components. Includes ultra-clean valves, high purity connectors, industrial process connectors and valves, pneumatic actuators, manifolds and safety solutions, hoses, pressure gauges, gas line and component heaters, as well as complex weldments. These products comply with the highest quality standards to ensure accelerated performance in a variety of demanding environments and applications in the semiconductor and other gas manufacturing markets.
•Chemical delivery modules: Chemical delivery modules deliver gases and reactive chemicals in a liquid or gaseous form from a centralized subsystem to the reaction chamber. The module may be a gas delivery system in combination with liquid and vapor precursor delivery systems or may be a liquid delivery system in combination with a liquid storage system.
•Gas delivery systems: A typical OEM gas delivery system consists of one or more gas lines, comprised of weldments, filters, mass flow controllers, regulators, pressure transducers and valves, component heaters, and an integrated electronic and/or pneumatic control system. These systems are typically pallet mounted and are enclosed in a sheet metal encasing. Our gas delivery system designs are developed in collaboration with our customers and are customized to meet the needs of specific processing requirements for OEMs. While several customers specify the full system bill of materials, many leverage our design expertise to help them select the appropriate components for their particular system.

•Fluid delivery systems: A typical OEM liquid delivery system consists of one or more chemical delivery units, comprised of small diameter high purity perflouroalkoxy (PFA) tubing, filters, flow controllers, regulators, component heaters, and an integrated electronic and/or pneumatic control system. These units are typically contained in a plastic enclosure and further integrated into a frame. Our liquid delivery system designs are developed in collaboration with our customers and are customized to meet the needs of specific processing requirements for OEMs. Although several customers specify the full system bill of materials, many rely on our design expertise and component characterization capabilities to help them select the appropriate components for their particular system.
•Precision robotics: Precision robotic systems are used when accurate controlled motion is required. Some of the systems that employ robotic systems are semiconductor wafer and chip handling, wire bonding and industrial equipment.
•Process modules: Process modules refer to the larger subsystems of semiconductor manufacturing tools that process integrated circuits onto wafers. Process modules include several smaller subsystems such as the frame assembly, top-plate assembly and gas and chemical delivery modules, as well as the chamber and electronic, pneumatic and mechanical subsystems.
•Other high-level assemblies: Other high-level assemblies refer to large subsystems used in semiconductor manufacturing and sub-fab, display, medical, energy, industrial and research industries.
Services
Our services business includes ultra-high purity process tool chamber parts cleaning and coating services, tool part life extension and process tool part optimization solutions, and micro-contamination analytical testing, primarily for the semiconductor device manufacturers and wafer fabrication equipment markets.
•Parts cleaning and coating: UCT offers customers validated, ultra-high purity outsourced process tool chamber parts cleaning and coating services. Included in these services are tool part process optimization solutions that can lower the total cost of ownership for our customers.
•Micro-contamination analysis: UCT also offers micro-contamination analysis of tool parts, wafers and depositions, chemicals, cleanroom materials, deionized water and airborne molecular contamination and provides analytical verification of process tool chamber part cleaning effectiveness.
Customers
We sell our products and services primarily to customers in the semiconductor capital equipment and semiconductor integrated device manufacturing industries, and we also sell to the display, consumer, medical, energy, industrial, and research equipment industries.
The majority of our total revenue comes from the highly concentrated semiconductor capital equipment industry (OEM customers), so we are dependent upon a small number of customers. Our two largest revenue customers in fiscal years 2024, 2023 and 2022 were Applied Materials, Inc. and Lam Research Corporation, each of which accounted for more than 10% of our total revenues in those three years. As a group, our respective year’s top two customers accounted for 54.5%, 57.4% and 62.7% of the Company’s revenues for fiscal years 2024, 2023 and 2022, respectively.
Approximately 94.9% of our total revenues for the fiscal year 2024 came from multiple segments of the semiconductor industry, which include IDM, Foundry, OEM, and sub-tier suppliers.
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
We have dedicated New Business Development managers for both our product and service businesses. They are responsible for initiating and developing long-term, multi-level relationships and work closely with the customers on new business opportunities. Our Customer Business Management organization includes technical sales support for order placement, spare parts, quotes and production status updates as well as service and maintenance contracts and analysis business. We have technical relationship representatives located at most of our facilities.
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
Technology Development
We engage in ongoing technology development efforts to remain a leader for gas delivery systems and to further develop our expertise in other critical subsystems. We work closely with our customers to identify and anticipate changes and trends in next-generation equipment and partner with them on process application requirements for gas and liquid delivery systems and other critical subsystems. These development efforts are designed to meet specific customer requirements in the areas of subsystem design, materials, component selection and functionality. Our technology development group also works directly with our suppliers to help them identify new component technologies and make necessary changes or enhancements to the components that we integrate into our products. Our analytical and testing capabilities enable us to evaluate multiple supplier component technologies and provide our customers with a wide range of appropriate component and design choices for their gas delivery systems and other critical subsystems.
Our analytical and testing capabilities also help us anticipate technological changes and requirements in component features for our core next-generation gas delivery systems and other critical subsystems. We are continuously developing additional features to improve the performance and functionality of these subsystems. Our technology development activities for next-generation gas delivery and other critical subsystems is supported by our global engineering group, with teams primarily located in the United States, Singapore, Taiwan, the United Kingdom, and Israel.
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
Our principal competitor for gas delivery systems is Ichor Systems, Inc., and our principal competitors for other critical subsystems are Flex Ltd., Foxsemicon Integrated Technology Inc., Jabil, Inc., Sanmina Corporation, Fujikin Incorporated, VDL ETG and Celestica Inc. For our gas delivery component solutions our principal competitors are Swagelok, Parker Hannifin, and Watlow. For our services, cleaning and coating offerings, our main competitors in the U.S. are Pentagon Technologies and Cleanpart, and in South Korea, KoMiCo. For analytical services our primary competitors are Balazs (an Air Liquide company) and Cerium Labs. Some of these competitors have substantially greater financial, technical, manufacturing and marketing resources than UCT. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that could adversely affect sales of our current and future products.
The limited number of potential customers in our industry further intensifies competition. The primary competitive factors in our industry are quality, meeting customer timeline requirements, price, technology, design-to-delivery cycle time, customer qualification approvals, the development of product recipes for cleaning and analytics and historical customer relationships. We anticipate that increased competitive pressures will cause intensified price-based competition and we may have to reduce the prices of our products. In addition, we expect to face new competitors as we enter new markets or otherwise expand our products and service offerings.
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
In 2022, UCT became a Founding Member of the Semiconductor Climate Consortium (SCC), the first global alliance of semiconductor ecosystem companies focused on reducing greenhouse gas emissions across the value chain. The SCC’s members are committed to driving climate progress within the semiconductor industry and support the Paris Agreement and related accords aimed at accelerating and intensifying the actions and investments required for a sustainable low-carbon future.
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
Employees and Human Capital
As of December 27, 2024, we had 7,505 employees, of which 732 were temporary. Of our total employees, there were 130 in engineering, 26 in technology development, 402 in sales and support, 4,877 in direct manufacturing, 1,329 in indirect manufacturing and 741 in administrative and executive functions. These figures include 3,571 employees in Asia Pacific and 1,584 employees in EMEA.

Except where required by local regulations, our employees are not represented by labor unions, nor are they covered by collective bargaining agreements. We have not experienced a significant work stoppage.
We believe that our employees are the foundation of our success. We are committed to fostering a workplace where every individual feels valued, respected, and empowered to contribute effectively to our business objectives. By reinforcing a culture of mutual respect and trust, we create an environment where all employees can thrive. We provide ongoing education and practical training to ensure our workplace reflects the highest standards of professionalism, respect, and collaboration.
We believe that our success depends on our ability to attract, develop and retain key personnel. We believe that the skills, experience and industry knowledge of our key employees significantly benefit our operations and performance. We strive to provide fair and equal opportunity for career development and advancement to all our employees. We offer competitive rewards, compensation and benefits, including an Employee Stock Purchase Plan, healthcare and retirement benefits, parental and family leave, adoption credits, holiday and paid time off, and tuition assistance.
We use our annual operating plan and industry growth projections to determine the appropriate level of staffing requirements. Staffing levels are aligned and adjusted on occasion throughout the year to ensure we meet our customer obligations, in line with any changes in demand, to ensure business continuity.
Social Responsibility
We believe that social responsibility is defined as “positively impacting society by ensuring the people we work with are safe and treated with dignity and respect, and by being a good neighbor in the communities in which we operate”. We apply our core values to our engagement inside and outside the Company. Positively involving our employees and giving back to communities is central to our culture. Supported by the Company, our employees contribute directly to the community with their time and resources. In 2024, we organized and conducted 31 events designed to give back and support its communities.
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
Executive Officers
Set forth below is information concerning our executive officers as of February 21, 2025.

Name	Age	Position
James P. Scholhamer	58	Chief Executive Officer and Director
Sheri Savage	54	Chief Financial Officer
Harjinder Bajwa	58	Chief Operating Officer
Jeff McKibben	62	Chief Information Officer
Chris Cook	56	President, Products Business
William C. Bentinck	63	President, Services Business
Brian E. Harding	43	Senior Vice President, Chief Accounting Officer
Jamie J. Palfrey	57	Senior Vice President, Global Human Resources
Paul Y. Cho	47	General Counsel and Corporate Secretary
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
Harjinder Bajwa joined UCT as Chief Operating Officer in June 2024. Mr. Bajwa has 30 years of global operations expertise, including strategy development and execution, operations improvement and quality control, lean manufacturing and cost management. Most recently, Harjinder was the Chief Operating Officer for Reconext, a leading provider of aftermarket lifecycle services for electronics. Prior, he held various roles with Flex, Ltd. for 27 years. From 2011 to 2021, he was the Senior Vice President, Global Operations of the High Reliability Solutions business unit, where he oversaw global operations in Americas, Asia and Europe, and was part of significant growth in the business unit's revenue and operating profits. Mr. Bajwa holds a B.S. in Mechanical Engineering from Panjab University and an M.S. in Engineering from San Jose State University. He has also completed executive development programs at the Massachusetts Institute of Technology and Stanford University.
Jeff McKibben has served as our Chief Information Officer since August 2021. Prior to joining UCT, Mr. McKibben served at ON Semiconductor Corporation, global manufacturer driving innovation in energy efficient electronics, as Chief Information Officer from December 2020 to August 2021, as Vice President, Enterprise Applications from August 2017 to December 2020 and as Senior Director, Enterprise Applications from July 2007 to August 2017. He previously held a range of roles at Hewlett Packard in global IT management, consulting, and enterprise program management. Mr. McKibben holds an M.S. in Management Information Systems from the University of Arizona and a B.S. in Humanities and International Relations cum laude from Georgetown University.
Chris Cook has served as our President, Products Business since April 2022. Before joining UCT, Mr. Cook served as Executive Vice President and Chief Marketing Officer of Cypress Semiconductor from March 2017 to April 2020 when the company was acquired by Infineon Technologies AG. Mr. Cook served as Founder, CEO and Adviser at Cauz Colony from June 2015 to December 2018. Prior to that, he served as President of Flex Power, the power supply business of Flextronics International Ltd. from January 2012 to June 2015. Mr. Cook joined Infineon Technologies AG in 2003 and served as its Vice President and General Manager, RF and Protection Devices from May 2008 to December 2011, its Managing Director, Infineon Technologies North America from July 2007 to December 2008 and Vice President and General Manager, AI Marketing from May 2003 to May 2008. He previously held various roles of increasing responsibility at Renesas Technology (formerly Hitachi Semiconductor) from 1995 to 2003. Mr. Cook holds a B.S. in Electrical Engineering and Technology from Purdue University and completed the Program for Leadership Development at Harvard Business School.
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
Jamie J. Palfrey has served as our Senior Vice President of Global Human Resources since May 2021. Prior to joining UCT, Ms. Palfrey served as Senior Vice President, Global Human Resources for Shape Technologies Group, a global leader in the manufacturing process solutions industry, from December 2015 to April 2020. Previously, she held the role of Vice President, Human Resources with Wacom Americas from October 2013 to December 2015, and from 1995 to 2013 served in various senior management roles in organizations that include FEI Company, Lam Research Corporation and ConocoPhillips. Ms. Palfrey holds an M.Ed. with a focus on Human Resources, Occupational Training & Development/instructional design, from University of Louisville and a B.S. in Business Administration from Portland State University.
Paul Y. Cho has served as our General Counsel and Corporate Secretary since October 2019. Mr. Cho brings over a decade of experience in various legal disciplines, including IP and commercial litigation, joint venture projects, and commercial transaction work. Most recently, from April 2016 to October 2019, Mr. Cho held the position of General Counsel and Corporate Secretary for the North American operations of SK Hynix, Inc., and held the position of Senior Counsel at its corporate headquarters from September 2014 to March 2016. Prior to SK Hynix Inc., Mr. Cho served as Senior Legal Counsel for Samsung SDI, a storage battery manufacturing company, from June 2013 to September 2014 and as Legal Counsel for LG Electronics, an electronics company, from April 2012 to May 2013. Mr. Cho holds a B.A. in English from the University of Michigan and a J.D. from the University of Minnesota Law School.
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
A small number of OEM customers have historically accounted for a significant portion of our revenues, and we expect this trend to continue. Our top two customers accounted for 54.5%, 57.4% and 62.7% of our revenues for fiscal years 2024, 2023 and 2022, respectively. Because most of these customers are not contractually obligated to place any orders with us, the success of our Products business largely depends on these OEMs’ own discretion, which discretion is buttressed by the fact that the OEMs generally own, and are therefore free to license as they see fit, the designs and other intellectual property to the products we manufacture for them. And since most of these OEMs are already our customers, any lost revenue resulting from the loss, reduction, cancellation or delay in purchase orders by any one of these customers would be difficult to replace. In the past, we have seen decreases in our business volume for those customers who have taken the manufacturing of our products in-house, given market share to our competitors, or declared bankruptcy.
Our Services business provides parts cleaning, coating and analytical expertise to both IDM and OEM customers. Our IDM business is similarly concentrated in a small number of customers, and we compete with their in-house capabilities, those OEMs who perform cleaning as part of their service contracts, and other providers of cleaning, coating and analytical services. The OEM customer profile of our Services business has significant overlap with our Products business, and we similarly compete against other providers of cleaning, coating and analytical services. Because our cleaning and analytical processes are proprietary to us, our customers may need to go through a new qualification process if they decide to transition to a new service provider.
Consolidation among our customers, or a decision by any one or more of our customers to outsource all or most of manufacturing, assembly, cleaning, coating and analytical services work to a single OEM, may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on an even smaller number of customers.
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
We have made, and may in the future make, acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. Our management regularly evaluates potential strategic transactions with its advisors and our Board of Directors in the ordinary course of business. We may not be successful in negotiating the terms or financing for potential acquisitions and our due diligence may fail to identify all of the problems, liabilities or other challenges associated with an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer retention issues. In addition, we may not be successful in effectively integrating the acquired business, product or technology into our existing business and operations. The areas where we face risks include:
•management of a larger, more complex and capital intensive combined business, including integrating supply and distribution channels, computer and accounting systems, and other aspects of operations;

•exposure to new operational risks, rules, regulations, worker expectations, customs and practices;
•inability to complete proposed transactions due to the failure to obtain regulatory or other approvals, litigation or other disputes, and any ensuing obligation to pay a termination fee;
•reduction of gross margins and pricing leverage due to the acquired company having the same customer base;
•failure to realize expected returns from acquired businesses;
•reduction in cash balances or increase in debt obligations to finance the acquisition, which may reduce the availability of cash flow for general corporate or other purposes;
•integration of the capabilities of the acquired businesses without reducing the quality of existing products;
•incorporation of different financial and reporting controls, processes, systems and technologies into our existing business environment;
•unforeseen liabilities, expenses, or other losses associated with the acquisitions for which we do not have recourse under their respective agreements;
•the risk of litigation or claims associated with a proposed or completed transaction;
•inadequacy or ineffectiveness of an acquired company’s internal financial controls, disclosure controls and procedures, or environmental, health and safety, anti-corruption, human resource or other policies or practices;
•performance shortfalls as a result of the diversion of management’s attention from the Company’s operations;
•cultural challenges associated with integrating employees from the acquired business into our organization, and incentivization and retention of employees from the businesses we acquire; and
•difficulties associated with the retention and transition of new customers and partners into our existing business.
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
We rely heavily on OEM customers for the success of our business. The success of OEMs’ business is, in turn, directly related to the success of IDMs and other chipmakers, whose customers are engaged in consumer-facing businesses. Much of our success, therefore, depends on consumer spending and capital expenditures by retail businesses. Uncertainty regarding the global economy may exacerbate negative trends in business and consumer spending, which may cause, and have caused in the past, our customers to scale back operations, reduce capital expenditures, exit businesses, move capacity to other manufacturers, in-source capacity or file for bankruptcy protection and potentially cease operations. Our customers may then be forced, and have been forced in the past, to push out, cancel or refrain from placing orders for our products or services. These conditions may also similarly affect, and have affected in the past, key suppliers, impairing their ability to timely deliver components or raw materials. We will then be forced to procure components or raw materials from higher-cost suppliers or reconfigure the design and manufacture of our products or services, which may eventually lead, and have led in the past, to our failure to fill customer orders. Recent inflationary trends have had, and could continue to have, a negative impact on many aspects of our cost structure.
We have established and, as circumstances may require, intend to expand our operations globally, which exposes us to risks associated with operating in foreign countries.
We generated approximately 73.0% and 69.6% of our revenues in international markets for fiscal years 2024 and 2023, respectively. Depending on market conditions, we intend to further expand our operations in Asia Pacific and EMEA. The carrying amount of our fixed assets in Asia Pacific and EMEA were $121.0 million and $84.5 million, respectively as of December 27, 2024, and $132.6 million and $80.1 million, respectively as of December 29, 2023.
We are exposed to political, economic, legal and other risks associated with operating in Asia and EMEA, including:
•foreign currency exchange fluctuations;

•political, civil, public health and economic instability, such as the one resulting from the conflict between Israel and Hamas-led groups that started in 2023;
•restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments, import/export restrictions and quotas, and customs duties and tariffs;
•uncertainty regarding social, political and trade policies in the United States and abroad;
•timing and availability of export licenses;
•disruptions due to developing domestic infrastructure in countries like China, including transportation and energy;
•difficulties in developing relationships with local suppliers, attracting new international customers, conducting due diligence with respect to business partners in certain international markets, collecting accounts receivables, and staffing and managing distant international subsidiaries and branch operations;
•the burden of complying with foreign and international laws and treaties;
•legal systems potentially subject to undue influence or corruption; and
•potentially adverse tax consequences, including restrictions on the repatriation of earnings to the United States.
Negative or uncertain global conditions could prevent us (and have prevented us in the past) from accurately forecasting demand for our products and services. In addition, a shift in the mix of orders from our customers away from low-cost markets to higher cost markets could adversely affect our operating margins.
Our operations in Asia Pacific and EMEA are subject to U.S. regulations governing equipment export. These laws are complex and require us to obtain export licenses, a failure of which could expose us to fines, penalties and export ban. The U.S. Department of Commerce continually updates and often expands the list of entities, to whom U.S. companies cannot sell certain products or provide certain services without a license from the Department of Commerce. These rules and regulatory changes could have material adverse impact on the result of our operations, and have changed our business forecast in the past.
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
Other changes in U.S. or international social, political, regulatory and economic conditions or laws and policies governing tax laws, foreign trade, manufacturing, and development and investment in the countries where we or our customers operate could also adversely affect our operating results and our business. International trade disputes could result, and have resulted in the past, in increases in tariffs and other trade restrictions and protectionist measures that could adversely impact our operations and reduce the competitiveness of our products relative to local and global competitors.
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
We face intense competition from subsystem and component manufacturers in the industries we serve. Increased competition could result, and has resulted in the past, in price reductions, reduced gross margins or loss of market share. Competitors may introduce new products in the markets currently being served by our products. These new products may have better performance, lower prices and achieve broader market acceptance than our products. Further, since our customers generally own the designs and other intellectual property to the products we manufacture on their behalf, we cannot prevent them from licensing such designs and other intellectual property to our competitors for the manufacture of such products. Similarly, while the cleaning and analytical processes we utilize are proprietary to us, OEMs are looking to increase their maintenance services and could create proprietary cleaning processes with competitors, limiting our ability to compete for future business.
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
Rapid technological innovation in the markets we serve (for example, the recent proliferation of artificial intelligence) requires us to anticipate and respond quickly to evolving customer requirements and could render our current product or service offerings and technology obsolete. Technological innovations are inherently complex. We believe that our future success will depend upon our ability to timely design, engineer and manufacture products and services that meet the changing needs of our customers. If we are unable to integrate new technical specifications into competitive product and service designs, develop the technical capabilities necessary to manufacture new products or provide new services or make necessary modifications or enhancements to existing products or services, our business prospects could be harmed.
The timely development of new or enhanced products and services requires us to:
•design innovative and performance-enhancing features to differentiate our products and services;
•identify emerging technological trends, including new standards for our products and services;
•accurately identify and design new products and services to meet market needs;
•timely and efficiently collaborate with OEMs and IDMs to design and develop products and services;
•timely ramp-up production of new products, especially new subsystems, at acceptable yields and costs;
•successfully manage development production cycles; and
•respond effectively to technological changes or product or service announcements by others.
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
We are exposed to risks related to the adoption and use of artificial intelligence
We are subject to various risks associated with the adoption and utilization of artificial intelligence (“AI”) technologies by both our company and our competitors. While we have implemented strict limitations and guidelines, we permit our employees to use certain AI capabilities in their job functions. The inherent complexity and rapid evolution of AI technology may hinder our ability to effectively implement these capabilities, potentially leading to significant costs without corresponding benefits to our business or customer value. Our AI implementations may result in errors or unintended outcomes due to algorithmic flaws, inadequate training data, or inherent biases, which could expose us to liability and reputational damage. Additionally, we face competitive risks if our adoption of AI or other machine learning technologies is not done timely or as effective as that of our competitors. AI technology also presents unique challenges related to data privacy, cybersecurity, and ethical considerations, which could impact our business operations. The regulatory landscape is continuously evolving, with new laws and regulations being proposed or enacted in various jurisdictions. Compliance with these diverse requirements could increase our operational costs, and any actual or perceived regulatory violations could subject us to enforcement actions, penalties, and reputational harm. The combined effect of these interrelated risks could materially and adversely affect our business operations, financial condition, and competitive position.
Operational Risks
Our dependence on our suppliers may prevent us from delivering an acceptable product on a timely basis.
For many of the components and raw materials we use in our products and services, we rely on both single-source and sole-source suppliers, many of whom have been specifically designated by our customers. If a supplier, who may not be under any long-term supply obligations, fails to provide the necessary volume of components or raw materials in a timely manner at acceptable prices and quality, we would be forced to identify and qualify alternative sources. The process of qualifying new suppliers for complex components and raw materials is lengthy and could delay our production or delivery of services. Fluid Solutions, for example, is susceptible to experiencing sharp price fluctuations in raw materials, which can significantly affect, and has affected in the past, its cost of revenue and could erode profitability and competitiveness. For example, one of our key suppliers was the target of a ransomware attack, which had a negative impact on our ability to procure the necessary volume of components to meet our projected production level.
We may also experience difficulty in obtaining sufficient quantities of components and raw materials in times of growth in our business. In the past, we have experienced shortages in supplies of various components, such as mass flow controllers, valves and regulators, and certain prefabricated parts, such as sheet metal enclosures, used in the manufacture of our products. Some of the suppliers designated by our customers are also our competitors, which presents a special challenge for us to procure the components in sufficient quantity to meet the customer demand. If we, or our suppliers, are unable to procure sufficient quantities of supplies, components or raw materials, our customers could delay or cancel orders or service contracts.
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
We are continuing the implementation of a company-wide ERP system. This process has been and continues to be complex and time-consuming and we expect to incur additional capital outlays and expenses. This ERP system will replace or interface with our existing operating and financial systems, which has been and is a major undertaking from a financial management and personnel perspective. Should the ERP system not be implemented successfully throughout all our business units on time and within budget, or if the system does not perform in a satisfactory manner, it could be disruptive and adversely affect our operations, including our ability to: (i) report accurate, timely and consistent financial results; (ii) purchase supplies, components and raw materials from our suppliers; and (iii) deliver products and services to customers on a timely basis and to collect our receivables from them. We have teams leading the implementation of the ERP system at most of our locations. To the extent these teams or key individuals are not retained through the implementation process, the success of our implementation could be compromised and the expected benefits of the ERP system may not be realized.
We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls which, if not remediated, could adversely affect the accuracy, reliability, and timeliness of our financial reports, our reputation, business operations, and stock price.
Based on our evaluation under the COSO framework as further described under “Item 9A – Controls and Procedures,” our management concluded that we did not maintain effective internal control over financial reporting as of December 27, 2024 due to material weaknesses.
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
We have begun the process of evaluating the material weaknesses and have taken steps toward executing a full remediation plan. Until the remediation plan is implemented, tested, and deemed effective, we cannot be certain that our actions will adequately remediate the material weaknesses or that no additional material weaknesses in our internal controls will be identified in the future. If we are unable to remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected and could reduce the market’s confidence in our financial statements and harm our stock price.
We are subject to order and shipment uncertainties and any significant reductions, cancellations or delays in customer orders could cause our revenue to decline and our operating results to suffer.
Forecasting our revenue can be challenging because we generally do not have a material backlog of unfilled orders and because of the short time frame within which we are often required to design, produce or deliver products to our customers. Much of our revenue depends on customer orders that we receive and fulfill in the same quarter. We generally do not have long-term purchase orders or contracts that contain minimum purchase commitments. Instead, we typically plan around non-binding volume forecasts we receive from our customers, and we sometimes order and build component inventory in advance of the receipt of actual customer orders. Customers may cancel order forecasts, change production quantities from forecasted volumes, or delay production for reasons beyond our control, for which we usually are not entitled to compensation. Reductions, cancellations or delays in forecasted orders could cause us to hold inventory longer than anticipated, which could reduce our gross profit, restrict our ability to fund our operations and cause us to incur unanticipated reductions or delays in revenue. Moreover, many of the products we manufacture are custom built for our customers and are therefore not fungible with products we sell to other customers. If we do not obtain orders as we anticipate, we could have excess component inventory for a customized product that we would not be able to sell to another customer, likely resulting in inventory write-offs. In addition, because many of our costs are fixed in the short term, we could experience, and have experienced in the past, deterioration in our gross profit and operating margins when our sales volume declines.
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
Inventory is one of the largest assets on our balance sheet, representing 19.8% of our total assets as of December 27, 2024. Effective management of raw materials, work-in-process and finished goods is imperative to keep inventory costs down and maintain or improve gross margins, all the while meeting changing customer requirements.
The industries we serve have been highly cyclical, which makes accurately forecasting customers’ needs difficult. Although we seek to maintain sufficient inventory of materials to guard against interruptions in supply and meet our customers’ needs, we may experience shortages of certain key materials, particularly in times of high industry demand. We also often face long lead times from our suppliers, which may be longer than the lead times provided to us by our customers. If we underestimate customer demand or if such demand exceeds our manufacturing capacity or available raw materials, we may lose sales opportunities and market share and potentially damage our relationships with customers.
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
We hold our inventory at various manufacturing sites around the globe and many of these sites have more than one warehouse. We rely upon our IT systems and internal controls to accurately and timely manage, store and replenish inventory, complete and track customer orders, coordinate sales activities across all of our products, and maintain and report vital data and information. A disruption in our IT systems or a failure of our internal controls could result, and have resulted in the past, in delays in receiving inventory and supplies, delays in filling customer orders, incorrect inventory counts, over or under stocking, and loss of inventory.
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
A number of factors, including design flaws, material and component failures, workmanship issues, contamination in the manufacturing, cleaning, coating or analytical environment, impurities in the materials or chemicals used, equipment failures, and unknown sensitivities to process conditions, such as temperature and humidity, may cause our products to contain undetected errors or defects. Problems with our products may:
•cause delays in product introductions and shipments for us or our customers;
•result in increased costs and diversion of development resources (for design modifications and others);
•cause us to incur increased charges due to unusable inventory;

•result in liability for the unintended release of hazardous materials through the defective products, which can cause serious injury or death;
•create indemnification and warranty claims for rework, replacement or other damages, which can be significant if our products have already been installed in a fabrication facility;
•decrease market acceptance of, or customer satisfaction with, our products; and
•result in lower yields for semiconductor manufacturers.
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
Our business is subject to the risks of earthquakes, fire, power outages, floods, and other catastrophic events, and to interruption by man-made disruptions, such as armed conflicts or terrorism.
Our facilities may experience catastrophic losses caused by natural disasters or other causalities, such as earthquakes, storms, floods, fires, public health epidemic, labor disruptions, power outages, terrorist attacks or political unrest, the occurrence of any one of which could disrupt our operations, delay production and shipments, and result in large repair expenses. We have facilities in areas with above average seismic activity, such as our facilities in Hayward, California, and our Taiwan facilities in Hsinchu and Tainan. We also have experienced fires and extended power outages at our facilities, such as the fire that occurred at a Korean plant operated by our joint venture, Cinos Korea, in 2018. This risk is further exacerbated by the fact that our insurance policies do not fully cover the losses caused by earthquakes or other natural disasters or power loss. Our Fluid Solutions business operations are concentrated in Israel, where many key employees, offices and some of its production facilities are located. The political, economic and security situation in Israel has a direct impact on our operations there, and a state of war in Israel, such as the Gaza war between Israel and Hamas-led groups that started in 2023, may harm, and have harmed, our ability to supply our products to customers.
In addition, our suppliers experiencing natural disasters may not be able to provide sufficient components or raw materials in a timely manner, which can cause disruptions in our operations.
Legal and Regulatory Risks
Growing uncertainties with U.S. trade policies and export regulations with regard to China have adversely impacted and could continue to adversely impact us.
We and our customers have significant operations in China. The extent of the impact of the ongoing trade tension between the United States and China on our sales and operations is difficult to predict. In December 2024, the U.S. Department of Commerce imposed additional license requirements on certain semiconductor goods and technologies sold to certain entities in China. This expansion of export license requirements in China has adversely impacted some of our customers with business presence in China, which in turn had an adverse impact on our business. These new regulations created uncertainty for our operations in China, as the full scope and extent of the new license requirements remain uncertain, and may change over time. Obtaining these export licenses is likely difficult for us and/or our customers, and any delays (or denial) in the approval process could disrupt our supply chains and negatively impact production schedules. For example, the utilization rate of our manufacturing subsidiary in China may be negatively impacted if we would not be able to support our customers with goods and services originating out of that location.
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
In addition to any litigation related to our intellectual property rights, we have been in the past and may in the future be named as a defendant in other lawsuits and regulatory actions relating to our business, such as commercial contract claims, environmental compliance claims, employment claims, class action litigations, and tax examinations, any one of which may expose us to significant damages and reputational harm. The outcome of such litigations and regulatory proceedings is difficult to predict. An unfavorable outcome could have a material adverse effect on our business, including limiting our ability to engage in certain business activities. In addition, such proceedings are often expensive, time-consuming and disruptive to normal business operations and require significant attention from our management. For example, we have been incurring costs responding to a subpoena received from the SEC related to the material weaknesses identified in our 2022 and 2023 annual reports and the change of our independent auditors.
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
We use conflict minerals in manufacturing our products. As a result, we are required to perform ongoing due diligence on our supply chain and publicly disclose the nature and results of such efforts. Our most recent disclosure was filed on Form SD on May 30, 2024, noting that we could not yet determine whether the conflict minerals we source were, directly or indirectly, used to finance or benefit armed groups in the Democratic Republic of Congo and its adjoining countries. There have been and there will be costs associated with complying with these disclosure requirements to determine the sources of conflict minerals used in our products, and potential changes to products, processes or sources of supply as a consequence of such verification activities. Complying with these rules could adversely affect the sourcing, supply and pricing of materials used in our products and result in substantial additional costs. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we are not certain that we will be able to obtain the conflict minerals from such suppliers in sufficient quantities or at competitive prices. We may also face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products. If we are unable to comply with these disclosure rules (which themselves may be subject to potential re-formulation by the new administration), we could be subject to enforcement actions by the SEC and liability under the Securities Exchange Act of 1934, which could result in material adverse consequences to our business, as well as significant fines and penalties.
Financial, Tax and Capital Markets Risks
We have significant existing indebtedness; the restrictive covenants under our credit agreement or other limitations on financing may limit our ability to expand or pursue our business strategy; if we are forced to pay our indebtedness prior to its maturity, our financial position could be materially and adversely affected.
As of December 27, 2024, we have gross debt of $499.7 million. Such debt is composed of a $493.8 million term loan outstanding under our credit agreement with Barclays Bank and $5.9 million under credit facilities at Fluid Solutions less unamortized debt costs of $7.2 million.
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
We made capital expenditures of approximately $63.5 million and $75.8 million for fiscal years 2024 and 2023, respectively, which are primarily related to investments in our manufacturing facilities in the United States, Ireland and Malaysia and to our ERP system implementation. The amount of our future capital requirements will depend on many factors, including: the cost associated with the expansion of our manufacturing capacity into Malaysia as part of our strategic growth plan; the cost to maintain appropriate IT systems; the cost to maintain adequate manufacturing capacity; the timing and extent of spending to support product development efforts; the timing of new product introductions and enhancements to existing products; the timing, size and availability of strategic transactions; the cost to integrate our acquisitions into our business environment; changing manufacturing capabilities to meet new or increased customer requirements; market acceptance of our products; and our ability to generate sufficient cash flow from our operating activities.
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
Our quarterly revenue and operating results, including our gross margin, have fluctuated significantly in the past, and we expect them to continue to fluctuate in the future for a variety of reasons, which may include:
•the cyclical nature of the industries we serve that frequently oscillates between downturn and growth;
•changes in the timing and size, or cancellation or postponement, of orders by our customers;
•strategic decisions by our customers to terminate their outsourcing relationship with us or give market share to our competitors, which may result from decreased demand for our customers’ products by end customers;
•strategic consolidation by our customers;
•pricing pressure from either our competitors or our customers;
•disruptions or delays in the manufacturing of our products or in the supply of components or raw materials;
•introduction of new products or services;
•delays in production ramp-up, low yields or other problems experienced at our manufacturing facilities;
•changes in design-to-delivery cycle times;
•inability to reduce our costs quickly, commensurate with reductions in our prices or in response to decreased demand;
•changes in our product and/or service mix;
•write-offs of excess or obsolete inventory;
•one-time expenses or charges associated with failed acquisition negotiations or completed acquisitions;
•inability to control our operating costs consistent with target levels;
•announcements by our competitors of new products, services or technological innovations; and
•geographic mix of customer orders or worldwide earnings.
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
We had $265.3 million of goodwill recorded on our Consolidated Balance Sheet as of December 27, 2024. Goodwill represents the excess of cost over the fair market value of net tangible and finite lived, identifiable intangible assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. During the fourth quarter of each year, we perform an annual review of our goodwill and acquired intangible assets to determine if they have become impaired. We also conduct the same evaluation whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to impair all or a significant part of our goodwill and/or our acquired intangible assets, our financial results could be materially adversely affected.
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
The size of our public market capitalization is relatively small, and the average volume of our shares that are traded is relatively low. The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:
•quarterly variations in our operating results;
•our ability to successfully introduce new products and services and manage new product transitions;
•changes in revenue or earnings estimates or publication of research reports by analysts;
•speculation in the press or investment community;
•strategic actions by us, our customers or our competitors, such as acquisitions or restructurings;
•announcements relating to any of our key customers, significant suppliers or the semiconductor manufacturing and capital equipment industry generally;
•the effects of war and terrorist attacks;
•domestic and international economic or political factors unrelated to our performance; and,
•the results of our operations not meeting our guidance or analysts’ expectations.
The stock markets in general, and the markets for technology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Changes in tax rates or tax assets and liabilities could affect results of operations.
As a global company, we are subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Our annual and quarterly tax rates could be affected by numerous factors, including changes in the applicable tax laws, amount and composition of pre-tax income in countries with different tax rates, and valuation of our deferred tax assets and liabilities. In addition, due to economic and political conditions, tax laws and tax rates for income taxes in various jurisdictions may be subject to significant changes. For example, the Organization for Economic Co-Operation and Development (the “OECD”) continues to advance proposals for modernizing international tax rules, including the introduction of a framework to implement a global minimum corporate tax of 15%, referred to as Pillar Two. While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two, certain countries in which we operate have adopted certain provisions of Pillar Two including Czechia and Korea though the impact to our fiscal year 2025 effective tax rate and cash flow is not expected to be material. Other countries have also enacted certain provision of Pillar Two that will apply to our fiscal year 2026, including Singapore and Malaysia. We continue to evaluate the impact of Pillar Two in years beyond fiscal 2025.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
At UCT, cybersecurity risk management forms a critical component of UCT’s overall enterprise risk management program. Led by our Chief Information Security Officer (“CISO”), who has over 20 years of experience in information security and technology leadership, and under the oversight of our Board of Directors, we have implemented processes to assess, identify, manage and report cybersecurity risks, which, together with our broader business continuity plans, aim to not only address immediate response to cybersecurity incidents but also ensure swift restoration of critical systems and the maintenance of core business functions in the face of digital threats. Our senior management and information technology (“IT”) security teams devote considerable time and resources to conducting regular evaluations of our systems and implementing necessary enhancements to our security infrastructure to better guard against evolving cybersecurity threats.
Our CISO, reporting directly to our Chief Information Officer (“CIO”), is responsible for designing, developing and implementing our overall information security program that sets forth a governance structure and processes to ensure regular risks assessments and timely reports regarding cybersecurity risks. We actively scan across our information infrastructure for security vulnerabilities inherent in our business as we rely extensively on information and technology systems for managing transactions, tracking financial performance, and storing sensitive data. We also continuously monitor and assess risks associated with the interconnected nature of many of our information and technology systems, such as ERP platforms, supply chain management systems, and electronic payment gateways. In the normal course of our monitoring process, our information security team also regularly conducts penetration testing of our business and information systems in close collaboration with a third-party expert, and promptly remediates identified vulnerabilities to prevent any potential compromise of our systems or data.
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
As part of our ongoing commitment to maintain a robust cybersecurity program to protect all stakeholders, including our customers, investors, employees, and vendors, we have allocated significant resources to improve our IT security. We have deployed various protocols as part of a larger preventive framework against cyber threats, including advanced security technologies and services, firewalls outfitted with cutting-edge capabilities, layers of encryption protocols, Identity and Access Management (“IAM”) controls, security monitoring tools, and multi-factor authentication. Our employees are required to complete cybersecurity best practice training on a regular basis (no less than once a year), the results of which are collected and reported to the senior management for further evaluation. We regularly engage third-party experts to assess the effectiveness of our security protocols and infrastructure, to detect potential threats and assist with remediation efforts, and to generally monitor and adapt our cybersecurity protocols to constantly evolving cybersecurity threats. In addition, we have deployed a Third-Party Risk Management (“TPRM”) tool that sends questionnaires to our vendors designed to assess their cybersecurity vulnerabilities. These and other cybersecurity risk management protocols at UCT are being governed by our comprehensive cybersecurity policies, plans and incident response playbooks, to manage both our preventive efforts against cyber threats and quick and effective response protocols in the event of cybersecurity breaches. In the event of an incident, we are prepared to follow the steps outlined in these playbooks, from initial detection to mitigation, as well as notification to all appropriate functions, including senior management and the Board.
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
The Company has manufacturing and engineering facilities in California, Texas, Arizona, Israel, Oregon, China, Malaysia, Singapore, the United Kingdom, Philippines and Czechia. The Company has parts cleaning, analytics and engineering facilities in Colorado, Arizona, California, Oregon, Maine, Texas, Ireland, Israel, Taiwan, South Korea, Singapore and China. These facilities have leases that expire on various dates through 2084 and are subject to periodic changes. We also own buildings and land that are located in South Korea, China and the United Kingdom. We believe that our existing facilities are well-maintained and in good operating condition.
Item 3. Legal Proceedings
From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of the various legal proceedings and claims cannot be predicted with certainty, we have not had a history of outcomes to date that have been material to our consolidated statement of operations and do not believe that any of these proceedings or other claims will have a material adverse effect on our consolidated financial condition or results of operations.
On June 7, 2024, UCT received a subpoena from the SEC related to the material weaknesses identified in our 2022 and 2023 Forms 10-K and the change of our independent auditors. We are fully cooperating with the SEC investigation. We cannot predict the duration, scope, or outcome of this matter at this time.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Stock Exchange Listing
Our common stock has been traded on the NASDAQ Global Market under the symbol “UCTT” since March 25, 2004. As of February 21, 2025, there were five holders of record of UCTT common stock.
Dividends on Common Stock
To date, we have not declared or paid cash dividends to our UCT stockholders and we do not intend to do so for the foreseeable future in order to retain earnings for use in our business. Our credit facility also limits our ability to pay dividends.
Repurchases of Common Stock
On October 20, 2022, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $150.0 million of the Company’s common stock over a three-year period. This program may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock. No shares were repurchased under this program in fiscal 2024.
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
The following stock performance graph compares the cumulative total stockholder returns during the period from December 27, 2019 to December 27, 2024, of our common stock to the NASDAQ Composite Index and the RDG Semiconductor Composite Index. The comparison assumes $100 was invested on December 27, 2019, in our common stock and in each of the foregoing indices. The stock performance shown on the following graph represents historical stock performance and is not necessarily indicative of future stock price performance.

The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported by the NASDAQ Global Market:

	High	Low
Fiscal year 2023
First quarter	$38.84	$29.01
Second quarter	$39.15	$26.59
Third quarter	$40.80	$28.04
Fourth quarter	$35.54	$22.15
Fiscal year 2024
First quarter	$49.25	$31.01
Second quarter	$50.51	$38.16
Third quarter	$56.47	$32.33
Fourth quarter	$41.84	$32.08
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
We ship a majority of our products and provide most of our services to U.S. registered customers with both domestic and international locations. In addition to U.S. manufacturing and service operations, we manufacture products and provide parts cleaning and other related services in our Asia Pacific, Europe and Middle East (“EMEA”) facilities to support local and U.S. based customers. We conduct our operating activities primarily through our subsidiaries.
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

Revenue Recognition
Our revenues for fiscal years 2024, 2023 and 2022, were highly concentrated with a small number of OEM customers in the semiconductor capital equipment industry. We recognize revenue when promised goods or services (performance obligations) are transferred to a customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We perform the following five steps to determine when to recognize revenue:
1.Identification of the contract(s) with customers – Our standard arrangement for our customers includes a signed purchase order or contract, no right of return of delivered products and no customer acceptance provisions. We assess collectability based on the creditworthiness of the customer and past transaction history. We perform on-going credit evaluations of, and do not require collateral from, our customers.
2.Identification of the performance obligations in the contract – Our performance obligations include delivery of promised goods or services.
3.Determination of the transaction price – The transaction price of our contracts with customers may include both fixed and variable consideration. We include variable consideration in the transaction price to the extent that it is probable that a significant reversal of revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We generally invoice our customers upon shipment of goods and completion of services with payment due within 30 to 90 days after issuance.
4.Allocation of the transaction price to the performance obligations in the contract – For contracts that contain multiple performance obligations, we allocate the transaction price to the performance obligations on a relative standalone selling price basis. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using the relative standalone selling price of each distinct good or service in the contract.
5.Recognition of revenue when, or as, a performance obligation is satisfied – We recognize revenue from products sold at a point in time when we have satisfied our performance obligation by transferring control of the goods to the customer, which typically occurs at shipment or delivery. Revenue from service agreements is recognized upon completion of the services, which typically occurs upon shipment to the customer.
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
We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not more likely than not, we must increase our provision for taxes by recording a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be recoverable. In determining whether the realization of these deferred tax assets may be impaired, we make judgments with respect to whether we are likely to generate sufficient future taxable income to realize these assets. In order to reverse a valuation allowance, U.S. GAAP suggests that we review our recent cumulative income/loss as well as determine our ability to generate sufficient future taxable income to realize our net deferred tax assets. As of December 27, 2024, we maintained a full valuation allowance on our U.S. federal and state and on certain of our foreign deferred tax assets in the amount of $96.3 million as we believe it is more likely than not that these deferred tax assets will not be realized.

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
We evaluate our goodwill and indefinite life tradename for impairment, at the reporting unit level, on an annual basis, and whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. In addition, we evaluate our identifiable intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include the following:
•Significant changes in the manner of our use of the acquired assets or the strategy of our overall business;
•Significant negative changes in revenue of specific products or services;
•Significant negative industry or economic trends; and
•Significant decline in our stock price for a sustained period.
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
Results of Operations
Fiscal Year
Our fiscal year is the 52 or 53 week period ending on the Friday nearest December 31. Fiscal 2024, 2023 and 2022 each contained 52 weeks.

A discussion regarding our financial condition and results of operations for fiscal 2024, compared to fiscal 2023, is presented below. The results of operations for 2023, and the discussion below reflect two months of activity resulting from the acquisition of HIS.
A discussion regarding our financial condition and results of operations for fiscal 2023, compared to fiscal 2022, can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 29, 2023, filed with the SEC on February 27, 2024, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at www.uct.com/investors.
Discussion of Results of Operations
Revenues

	Year Ended
Revenues by Segment (Dollars in millions)	December 27, 2024	Percent Change	December 29, 2023	Percent Change	December 30, 2022
Products	$1,853.7	23.4%	$1,501.6	(27.6)%	$2,074.7
Services	243.9	4.7%	232.9	(22.3)%	299.6
Total revenues	$2,097.6	20.9%	$1,734.5	(26.9)%	$2,374.3
Products as a percentage of total revenues	88.4%		86.6%		87.4%
Services as a percentage of total revenues	11.6%		13.4%		12.6%
Products revenues increased $352.1 million in fiscal year 2024 over fiscal year 2023, primarily due to an increase in customer demand, along with an overall market improvement in the semiconductor industry and in part due to the acquisition of HIS in October 2023.
Services revenues increased $11.0 million in fiscal year 2024 over fiscal year 2023, primarily due to increase in demand across its customer base.

	Year Ended
Revenues by Geography (Dollars in millions)	December 27, 2024	Percent Change	December 29, 2023	Percent Change	December 30, 2022
United States	$566.5	7.5%	$526.8	(28.6)%	$738.0
International	1,531.1	26.8%	1,207.7	(26.2)%	1,636.3
Total revenues	$2,097.6	20.9%	$1,734.5	(26.9)%	$2,374.3
United States as a percentage of total revenues	27.0%		30.4%		31.1%
International as a percentage of total revenues	73.0%		69.6%		68.9%
Revenues by geographic area are categorized based on the customer’s location to which the products were shipped or services were performed.
The increase in U.S. revenues in fiscal year 2024 compared to fiscal year 2023 was primarily due to the acquisition of HIS in October 2023, whose customers are primarily U.S. based.
International revenues increased compared to the prior year primarily as a result of market improvement driving higher customer demand.

Cost of Revenues

	Year Ended
Cost of revenues by Segment (Dollars in millions)	December 27, 2024	Percent Change	December 29, 2023	Percent Change	December 30, 2022
Products	$1,569.7	21.6%	$1,290.5	(24.6)%	$1,712.3
Services	171.6	2.9%	166.7	(15.4)%	197.0
Total Cost of revenues	$1,741.3	19.5%	$1,457.2	(23.7)%	$1,909.3
Products cost as a percentage of total Products revenues	84.7%		85.9%		82.5%
Services cost as a percentage of total Services revenues	70.4%		71.6%		65.8%
Total cost of revenues increased $284.1 million in fiscal year 2024 over fiscal year 2023, due to higher demand for both Products and Services driven by higher customer spending within the semiconductor industry globally.
Cost of Products revenues consists of purchased materials, direct labor and manufacturing overhead. Cost of products revenues increased $279.2 million for fiscal 2024 compared to fiscal 2023. The increase was due to higher sales volume driving increased material costs of $241.0 million, higher direct labor spending of $24.4 million, and unfavorable absorption of overhead costs of $13.8 million.
Cost of Services revenues consists of direct labor, manufacturing overhead and materials (such as chemicals, gases and consumables). Cost of services revenues increased $4.9 million in fiscal 2024 compared to the prior year driven by higher volumes of service orders, resulting in increase in material costs and overhead costs.
In both segments, costs of revenue as a percent of revenue decreased as certain fixed costs remain regardless of volume.
Gross Margin

	Year Ended
Gross Profit by Segment (Dollars in millions)	December 27, 2024	Percent Change	December 29, 2023	Percent Change	December 30, 2022
Products	$284.0	34.5%	$211.1	(41.8)%	$362.4
Services	72.3	9.2%	66.2	(35.5)%	102.6
Gross profit	$356.3	28.5%	$277.3	(40.4)%	$465.0
Gross Margin by Segment
Products	15.3%		14.1%		17.5%
Services	29.6%		28.4%		34.2%
Total Company	17.0%		16.0%		19.6%
Gross profit and gross margins fluctuate with revenue levels, product mix, material costs, and labor costs.
Products gross profit and gross margin increased in fiscal year 2024 compared to fiscal year 2023 due to higher revenue levels, product shift and volume shift from higher to lower cost regions.
Services gross profit increased in fiscal year 2024 compared to fiscal year 2023 due to higher revenue levels.

Operating Margin

	Year Ended
Operating Profit by Segment (Dollars in millions)	December 27, 2024	Percent Change	December 29, 2023	Percent Change	December 30, 2022
Products	$79.4	165.6%	$29.9	(66.9)%	$90.4
Services	11.8	122.6%	5.3	(82.3)%	30.0
Operating profit	$91.2	159.1%	$35.2	(70.8)%	$120.4
Operating Margin by Segment
Products	4.3%		2.0%		4.4%
Services	4.8%		2.3%		10.0%
Total Company	4.3%		2.0%		5.1%
Operating profit and operating margin of Products increased in fiscal year 2024 compared to fiscal year 2023 primarily due to increases in business volumes and customer demand partially offset by increases in share-based compensation expense, in outside service spending, and in the amortization of intangible assets in conjunction with the acquisition of HIS.
Operating profit and operating margin of Services increased in fiscal year 2024 compared to fiscal year 2023 primarily due to the higher gross profit resulting from increased customer demand.
Research and Development

	Year Ended
(Dollars in millions)	December 27, 2024	Percent Change	December 29, 2023	Percent Change	December 30, 2022
Research and development	$28.3	—%	$28.3	(0.7)%	$28.5
Research and development as a percentage of total revenues	1.3%		1.6%		1.2%
Research and development expenses consist primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, the advancement of cleaning and coating and analytical processes, and other product-development activities. Research and development expenses were consistent in fiscal year 2024 compared to fiscal year 2023.
Sales and Marketing

	Year Ended
(Dollars in millions)	December 27, 2024	Percent Change	December 29, 2023	Percent Change	December 30, 2022
Sales and marketing	$57.3	10.6%	$51.8	(4.8)%	$54.4
Sales and marketing as a percentage of total revenues	2.7%		3.0%		2.3%
Sales and marketing expenses consist primarily of salaries and commissions paid to our sales employees, salaries paid to our engineers who partner with sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products. Sales and marketing expenses increased $5.5 million in fiscal year 2024 over fiscal year 2023, due to an increase in headcount.
General and Administrative

	Year Ended
(Dollars in millions)	December 27, 2024	Percent Change	December 29, 2023	Percent Change	December 30, 2022
General and administrative	$179.5	10.8%	$162.0	(12.1)%	$184.3
General and administrative as a percentage of total revenues	8.6%		9.3%		7.8%
General and administrative expenses increased $17.5 million in fiscal year 2024 over fiscal year 2023, primarily driven by increases in spending for certain third party professional services of $5.8 million, stock-based compensation expense of $4.4 million, amortization of intangible assets acquired through business combinations of $3.6 million, in addition to a combination of other factors, none of which were individually significant.

Interest and Other Income (Expense), net

	Year Ended
(Dollars in millions)	December 27, 2024	Percent Change	December 29, 2023	Percent Change	December 30, 2022
Interest income	$4.8	17.1%	$4.1	355.6%	$0.9
Interest expense	$(46.5)	(4.7)%	$(48.8)	44.0%	$(33.9)
Other income (expense), net	$17.7	n/m	$(1.8)	(300.0)%	$0.9
n/m - not meaningful
Interest income increased $0.7 million in fiscal year 2024 over fiscal year 2023 due to higher interest income earned on cash and cash equivalent balances attributed to higher interest rates in the current period.
Interest expense decreased $2.3 million in fiscal year 2024 over fiscal year 2023 due to lower interest rates and due to lower amortization of debt issuance costs due to debt modification.
Other income (expense), net, decreased $19.5 million in fiscal year 2024 over fiscal year 2023, due to the gain from the change of the fair value of contingent earn-out of $31.0 million offset partially by the $4.0 million of debt financing costs and by $7.0 million unfavorable foreign exchange transactions and remeasurements.
Provision for Income Taxes

	Year Ended
(Dollars in millions)	December 27, 2024	Percent Change	December 29, 2023	Percent Change	December 30, 2022
Provision for income taxes	$32.7	200.0%	$10.9	(71.2)%	$37.9
Effective tax rate	48.7%		-96.5%		42.9%
The change in tax rates in fiscal year 2024 reflects, primarily, the changes in the geographic distribution of our worldwide earnings. For fiscal year 2024, our effective tax rate was higher than the federal statutory rate of 21.0% primarily due to the valuation allowance in the U.S. and earnings in our foreign subsidiaries subject to local statutory tax rates.
For the year ended December 27, 2024, the Company concluded that a full valuation allowance against its U.S. federal and state net deferred tax assets continues to be necessary. The Company also concluded that some of its foreign deferred tax assets require a valuation allowance. The total U.S. and foreign valuation allowances for deferred tax assets were $79.1 million and $17.2 million, respectively as of December 27, 2024, and $49.8 million and $8.1 million, respectively as of December 29, 2023.
Our ability to realize deferred tax assets depends on our ability to generate sufficient future taxable income. In assessing our future taxable income, we have considered all sources of future taxable income available to realize our deferred tax assets, including the taxable income from future reversal of existing temporary differences, carryforwards, and tax-planning strategies. If changes occur in the assumptions underlying our tax planning strategies or in the scheduling of the reversal of our deferred tax liabilities, the valuation allowance may need to be adjusted in the future.
The Company remitted earnings from one of its subsidiaries in Singapore in 2024. With the possible exception of this Singapore subsidiary, the Company has no plans to remit other foreign earnings. We may change our intent to reinvest certain of our undistributed foreign earnings indefinitely, which could require us to accrue or pay taxes on some or all of these undistributed earnings.
Liquidity and Capital Resources
Cash and cash equivalents
The following table summarizes our cash and cash equivalents:

	Year Ended
(In millions)	December 27, 2024	December 29, 2023	Increase
Total cash and cash equivalents	$313.9	$307.0	$6.9
The increase in cash and cash equivalents in fiscal year 2024, compared to fiscal year 2023, was primarily due to cash provided by operating and financing activities of $65.0 million and $9.8 million, respectively offset by cash used in investing activities of $63.5 million.

Cash Flows

	Year Ended
(In millions)	December 27, 2024	December 29, 2023	December 30, 2022
Operating activities	$65.0	$135.9	$47.2
Investing activities	(63.5)	(119.7)	(96.2)
Financing activities	9.8	(69.9)	(56.0)
Effects of exchange rate changes on cash and cash equivalents	(4.4)	1.9	(2.7)
Net increase (decrease) in cash and cash equivalents	$6.9	$(51.8)	$(107.7)
Our primary cash inflows and outflows were as follows:
•We generated net cash from operating activities of $65.0 million in fiscal year 2024, compared to $135.9 million in fiscal year 2023. The $70.9 million decrease in net cash from operating activities was driven by a $127.0 million on unfavorable change in net working capital and by a decrease of $0.6 million from non-cash items offset in part by $56.7 million increase in net income.
•The major contributors to the net change in operating assets and liabilities, net of effects of acquisition, in fiscal year 2024 were as follows:
◦Accounts receivable increased $60.3 million primarily due to timing of shipments and collections, inventories and prepaid expenses increased $6.5 million and $3.2 million, respectively due to increased production levels.
◦Accounts payable increased $26.4 million, income taxes payable increased $1.0 million, accrued compensation and related benefits increased $2.4 million and other liabilities increased $1.3 million, primarily due to the timing of payments.
•Cash used in investing activities was $63.5 million in fiscal year 2024 compared to $119.7 million in fiscal year 2023. During fiscal year 2024, net cash used for investing activities primarily consisted of $63.5 million related to purchases of property, plant and equipment. During fiscal year 2023, net cash used for investing activities primarily consisted of $75.8 million related to purchases of property, plant and equipment and $46.1 million related to an acquisition.
•Cash provided by financing activities was $9.8 million in fiscal year 2024 compared to cash used of $69.9 million in fiscal year 2023. During fiscal year 2024, net cash provided by financing activities primarily due to the $23.5 million net cash proceeds from the amended credit agreement, a decrease of $28.4 million in principal payments on bank borrowings, and a $29.4 million decrease in share repurchases offset partially by the additional $2.5 million payment of debt issuance costs. During fiscal year 2023, net cash provided by financing activities primarily consisted of debt repayment of $38.6 million and $29.4 million of shares repurchased.
We believe we have sufficient capital to fund our working capital needs, satisfy our debt obligations, maintain our existing capital equipment, purchase new capital equipment and make strategic acquisitions from time to time. As of December 27, 2024, we had cash and cash equivalents of $313.9 million compared to $307.0 million as of December 29, 2023. Our cash and cash equivalents, cash generated from operations and borrowings under our term loan described below, were our principal sources of liquidity as of December 27, 2024.
We have an existing factoring arrangement with a financial institution in which a portion of its accounts receivable are sold on a nonrecourse basis. As of December 27, 2024, there were outstanding customer invoices amounting to $6.7 million that we factored under this arrangement.
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
As of December 27, 2024, we had undistributed earnings of approximately $555.0 million from our foreign subsidiaries that are indefinitely invested outside of the U.S. As of December 27, 2024, we have cash of approximately $273.1 million in our foreign subsidiaries.
Borrowing Arrangements

	December 27, 2024		December 29, 2023
(Dollars in millions)	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
U.S. Term Loan	$493.8	8.7%	$479.3	8.8%
Fluid Solutions Debt Facilities	5.9	7.4%	6.0	9.4%
Debt issuance costs	(7.2)		(6.5)
	$492.5		$478.8
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
The Sixth Amendment resulted in the receipts of an additional $67.7 million of debt, net of $1.1 million related lender fees from new or existing syndicate lenders which was offset by syndicate lenders who reduced their positions by $44.2 million. The Company capitalized additional $2.5 million of costs related to this amendment and continued to defer previously capitalized costs of $5.2 million. The Company expensed third party transaction costs and the previously capitalized costs of extinguished debt of $3.6 million which was included in the other income (expense), net in the Consolidated Statements of Operations for the year ended December 27, 2024.
On October 8, 2024, the Company entered a Seventh Amendment (the “Seventh Amendment”) to the Credit Agreement to further reduce the interest rate applicable to the term loan facility under the Credit Agreement by 0.25% per annum.
The Term Loan has a maturity date of February 25, 2028. The Company pays monthly interest payments in arrears and quarterly principal payments of 0.625% of the outstanding principal balance as of October 8, 2024, with the remaining principal paid upon maturity.
The revolving credit facility has an available commitment of $150.0 million and a maturity date of August 27, 2027. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. Outstanding letters of credit reduce the availability of the revolving credit facility and, as of December 27, 2024, the Company had $146.5 million, net of $3.5 million of outstanding letters of credit, available under this revolving credit facility.
The letter of credit facility has an available commitment of $50.0 million and a maturity date of August 27, 2027. The Company pays a quarterly fee in arrears equal to 2.5% (subject to certain adjustments to the Term Loan) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of December 27, 2024, the Company had $3.5 million of outstanding letters of credit and $46.5 million of available commitments remaining under the letter of credit facility.
Under the Credit Agreement, the Company may elect that the Term Loan bear interest at a rate per annum equal to either (a) “ABR” (as defined in the Credit Agreement), plus the applicable margin or (b) the “Eurodollar Rate” (as defined in the Credit Agreement), based on SOFR, plus the applicable margin. The applicable margin for the Term Loan is equal to a rate per annum to either (i) at any time that the Company’s corporate family rating is Ba3 (with a stable outlook) or higher from Moody’s and BB (with a stable outlook) or higher from S&P, (x) 3.00% for such Eurodollar term loans and (y) 2.00% for such ABR term loans or (ii) at all other times, (x) 3.25% for such Eurodollar term loans and (y) 2.25% for such ABR term loans. Interest on the Term Loan is payable on (1) in the case of such ABR term loans, the last day of each calendar quarter and (2) in the case of such Eurodollar term loans, the last day of each relevant interest period and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period.
At December 27, 2024, the Company had an outstanding amount under the Term Loan of $493.8 million, gross of unamortized debt issuance costs of $7.2 million. As of December 27, 2024, the interest rate on the outstanding Term Loan was 7.8%.
The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio and a consolidated leverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter. The Company currently has no revolving loans outstanding under the Credit Agreement. The Company was in compliance with all financial covenants as of the fiscal year ended December 27, 2024.
The Company has a credit agreement with a local bank in the Czechia that provides for a revolving credit facility in the aggregate of up to 7.0 million euros (approximately $7.3 million). As of December 27, 2024, no debt was outstanding under this revolving credit facility.
Fluid Solutions has a credit facility with a financial institution in Israel that provides borrowing up to $6.0 million. As of December 27, 2024, Fluid Solutions had a $5.9 million outstanding balance under this facility with interest rate of 6.7%.
As of December 27, 2024, the Company’s total bank debt was $492.5 million, net of unamortized debt issuance costs of $7.2 million. As of December 27, 2024, the Company had $146.5 million, $0.1 million and $7.3 million available to draw from its credit facilities in the U.S., Israel and Czechia, respectively.
The fair value of the Company’s long-term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The Company’s carrying value approximates fair value for the Company’s long term-debt.
Capital Expenditures
Capital expenditures were $63.5 million for the year ended December 27, 2024 and were primarily attributable to the capital invested in our manufacturing facilities worldwide as well as costs associated with the ongoing design and implementation of our new enterprise resource planning system. For the year ended December 27, 2024, capital expenditures for our Products and Services segments were $40.4 million and $23.1 million, respectively, representing 2.2% and 9.5% of the respective segment revenues. To maintain our manufacturing capacity and support our strategic growth plans, capital expenditures are typically in the range of 2-4% of annual segment revenues for our Products segment and between 5-10% of annual segment revenues for our Services segment. Ultimately, the amount of capital expenditures is dependent on several factors including, but not limited to, the timing and implementation of capital projects, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand, equipment lead times, and the availability of cash flows from operations or financing activities.
Contractual Obligations
We have commitments to various third parties to primarily purchase inventories and property, plant and equipment totaling approximately $460.5 million on December 27, 2024.
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification against certain liabilities to our customers, which may include claims of losses by their own customers resulting out of property damages, bodily injuries or deaths, or infringement of intellectual property rights by our products. Our potential liability arising out of intellectual property infringement claims by any third party is generally uncapped. As of December 27, 2024, we have not incurred significant costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
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
Credit Risk
A substantial majority of our trade receivables are derived from sales to OEMs. We believe the three largest customer net accounts receivable balances (41.9% as of December 27, 2024) do not represent a significant credit risk, based on cash flow forecasts, balance sheet analysis, and past collection experience. For more information about the customers that represent our accounts receivable balance and our consideration related to credit losses, see Note 13, Revenue Recognition.
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
At the end of fiscal 2024, the Term B loan had a balance of $493.8 million. A hypothetical 100 basis points increase in our borrowing rates at the end of fiscal 2024, would result in approximately $4.9 million annual increase in interest expense on this existing principal balance.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ultra Clean Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Ultra Clean Holdings, Inc. and its subsidiaries (the “Company”) as of December 27, 2024, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity, and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 27, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 27, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 27, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date as the Company did not design and maintain effective controls relating to the: (i) sufficiency of processes related to identifying and analyzing risks to the achievement of objectives across the Company, (ii) sufficiency of competent personnel to analyze risks of material misstatement and develop internal control activities to support the achievement of the Company’s internal control objectives, (iii) monitoring of control activities in accordance with established policies in a timely manner, (iv) information technology general controls over program change and user access for certain information systems for certain of the Fluid Solutions operating subsidiaries in the Products segment that are relevant to the preparation of the Company’s consolidated financial statements, and (v) segregation of duties across various business processes, including journal entries for certain other international operating subsidiaries in the Products segment.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Inventories – Provisions for Excess or Obsolete Inventories
As described in Notes 1 and 4 to the consolidated financial statements, the Company values its inventories at the lower of cost (first-in, first-out) or net realizable value. Obsolete inventory or inventory in excess of management’s estimated usage is written down to its estimated market value less costs to sell, if less than its cost. As disclosed by management, inherent in the estimates of demand and market value in determining inventory valuation are management’s estimates related to economic trends, market conditions, and future demand for the Company’s products. Inventory write downs inherently involve judgments based on assumptions about expected future demand and the impact of market conditions on those assumptions. Although the Company believes that the assumptions used in estimating inventory write downs are reasonable, significant changes in any one of the assumptions in the future could produce a significantly different result. As of December 27, 2024, the Company’s consolidated inventories balance was $381.0 million.
The principal considerations for our determination that performing procedures relating to the valuation of inventories, specifically the provisions for excess or obsolete inventories, is a critical audit matter are (i) the significant judgment by management when developing the provisions for excess or obsolete inventories, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to future demand, and (iii) as previously disclosed by management, a material weakness existed during the year related to this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s provisions for excess or obsolete inventories, including controls over the development of assumption related to future demand. These procedures also included, among others (i) testing management’s process for developing the provisions for excess or obsolete inventories; (ii) evaluating the appropriateness of management’s estimates; (iii) testing the completeness and accuracy of underlying data used by management in developing the estimate; and (iv) evaluating the reasonableness of the significant assumption used by management related to future demand. Evaluating management’s assumption related to future demand involved evaluating whether the assumption used by management was reasonable considering (i) current and past results, and (ii) whether this assumption was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 25, 2025

We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Ultra Clean Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Ultra Clean Holdings, Inc. (the “Company”) as of December 29, 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years ended December 29, 2023, and December 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 29, 2023 and the consolidated results of its operations and its cash flows for the years ended December 29, 2023, and December 30, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

San Francisco, California
March 6, 2024, except for Note 16 to the consolidated financial statements, as to which the date is February 25, 2025.

We served as the Company’s auditor from 2015 to 2024.

Ultra Clean Holdings, Inc.
Consolidated Balance Sheets

	December 27, 2024	December 29, 2023
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$313.9	$307.0
Accounts receivable, net of allowance for credit losses of $2.1 and $1.0 at December 27, 2024 and December 29, 2023, respectively	241.1	180.8
Inventories	381.0	374.5
Prepaid expenses and other current assets	34.1	30.9
Total current assets	970.1	893.2
Property, plant and equipment, net	325.9	328.3
Goodwill	265.3	265.2
Intangible assets, net	184.9	215.3
Deferred tax assets, net	3.1	3.1
Operating lease right-of-use assets	161.0	151.7
Other non-current assets	9.6	10.9
Total assets	$1,919.9	$1,867.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$16.0	$17.6
Accounts payable	212.5	192.9
Accrued compensation and related benefits	50.1	47.7
Operating lease liabilities	18.6	18.1
Other current liabilities	38.4	33.7
Total current liabilities	335.6	310.0
Bank borrowings, net of current portion	476.5	461.2
Deferred tax liabilities	16.1	19.0
Operating lease liabilities	149.2	143.0
Other liabilities	6.7	37.3
Total liabilities	984.1	970.5
Commitments and contingencies (See Note 10)
Equity:
UCT stockholders’ equity:
Preferred stock — $0.001 par value, 10.0 shares authorized; none outstanding	—	—
Common stock — $0.001 par value, 90.0 shares authorized; 46.6 and 46.1 shares issued and 45.1 and 44.6 shares outstanding at December 27, 2024 and December 29, 2023, respectively	0.1	0.1
Additional paid-in capital	558.4	541.5
Common shares held in treasury, at cost, 1.5 and 1.5 shares at December 27, 2024 and December 29, 2023, respectively	(45.0)	(45.0)
Retained earnings	370.4	346.7
Accumulated other comprehensive loss	(10.3)	(4.4)
Total UCT stockholders' equity	873.6	838.9
Noncontrolling interests	62.2	58.3
Total equity	935.8	897.2
Total liabilities and equity	$1,919.9	$1,867.7
(See accompanying Notes to Consolidated Financial Statements)

Ultra Clean Holdings, Inc.
Consolidated Statements of Operations

	Year Ended
	December 27, 2024	December 29, 2023	December 30, 2022
(In millions, except per share amounts)
Revenues:
Product	$1,853.7	$1,501.6	$2,074.7
Services	243.9	232.9	299.6
Total revenues	2,097.6	1,734.5	2,374.3
Cost of revenues:
Product	1,569.7	1,290.5	1,712.3
Services	171.6	166.7	197.0
Total cost revenues	1,741.3	1,457.2	1,909.3
Gross margin	356.3	277.3	465.0
Operating expenses:
Research and development	28.3	28.3	28.5
Sales and marketing	57.3	51.8	54.4
General and administrative	179.5	162.0	184.3
Net loss on divestitures	—	—	77.4
Total operating expenses	265.1	242.1	344.6
Income from operations	91.2	35.2	120.4
Interest income	4.8	4.1	0.9
Interest expense	(46.5)	(48.8)	(33.9)
Other income (expense), net	17.7	(1.8)	0.9
Income (loss) before provision for income taxes	67.2	(11.3)	88.3
Provision for income tax	32.7	10.9	37.9
Net income (loss)	34.5	(22.2)	50.4
Less: Net income attributable to noncontrolling interests	10.8	8.9	10.0
Net income (loss) attributable to UCT	$23.7	$(31.1)	$40.4

Net income (loss) per share attributable to UCT common stockholders:
Basic	$0.53	$(0.70)	$0.89
Diluted	$0.52	$(0.70)	$0.88
Shares used in computing net income (loss) per share:
Basic	44.9	44.7	45.2
Diluted	45.3	44.7	45.7
(See accompanying Notes to Consolidated Financial Statements)

Ultra Clean Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
	December 27, 2024	December 29, 2023	December 30, 2022
(In millions)
Net income (loss)	$34.5	$(22.2)	$50.4
Other comprehensive income (loss):
Change in cumulative translation adjustment, net of tax	(11.3)	1.5	(9.9)
Change in pension net actuarial gain (loss), net of tax	(1.0)	0.4	1.2
Change in fair value of derivatives, net of tax	—	(0.4)	1.0
Total other comprehensive income (loss)	(12.3)	1.5	(7.7)
Comprehensive income (loss)	22.2	(20.7)	42.7
Comprehensive income, attributable to noncontrolling interests	(4.4)	(9.4)	(7.5)
Comprehensive income (loss) attributable to UCT	$17.8	$(30.1)	$35.2
(See accompanying Notes to Consolidated Financial Statements)

Ultra Clean Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	December 27, 2024	December 29, 2023	December 30, 2022
(In millions)
Cash flows from operating activities:
Net income (loss)	$34.5	$(22.2)	$50.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities (excluding assets acquired, liabilities assumed and noncontrolling interests at acquisition):
Depreciation and amortization	45.7	37.6	38.4
Amortization of intangible assets	30.4	24.1	30.0
Stock-based compensation	17.4	12.1	19.1
Amortization of debt issuance costs	3.0	3.9	3.9
Loss (gain) on sale of property, plant and equipment	1.2	(0.9)	(0.2)
Change in the fair value of financial instruments	(29.2)	1.7	1.0
Deferred income taxes	(3.0)	(12.4)	(0.2)
Net loss on divestiture	—	—	77.4
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(60.3)	78.5	(15.7)
Inventories	(6.5)	80.8	(84.4)
Prepaid expenses and other current assets	(3.2)	12.5	(4.5)
Other non-current assets	1.3	—	(3.4)
Accounts payable	26.4	(61.5)	(68.4)
Accrued compensation and related benefits	2.4	(5.6)	7.1
Income taxes payable	1.0	(5.2)	(0.1)
Operating lease assets and liabilities	2.6	0.4	(2.2)
Other liabilities	1.3	(7.9)	(1.0)
Net cash provided by operating activities	65.0	135.9	47.2
Cash flows from investing activities:
Purchases of property, plant and equipment	(63.5)	(75.8)	(100.1)
Acquisition of businesses, net of cash acquired	—	(46.1)	—
Proceeds from sale of equipment	—	2.2	0.5
Divestiture of subsidiaries	—	—	3.4
Net cash used in investing activities	(63.5)	(119.7)	(96.2)
Cash flows from financing activities:
Proceeds from bank borrowings	67.7	—	—
Proceeds from issuance of common stock	2.0	0.8	0.7
Extinguishment of bank borrowings	(44.2)	—	—
Principal payments on bank borrowings	(10.2)	(38.6)	(39.7)
Payment of debt issuance costs	(2.5)	(0.3)	(0.7)
Employees’ taxes paid upon vesting of restricted stock units	(2.5)	(2.2)	(3.9)
Payments of dividends to a joint venture shareholder	(0.5)	(0.2)	(0.3)
Repurchase of shares	—	(29.4)	(12.1)
Net cash provided by (used in) financing activities	9.8	(69.9)	(56.0)
Effect of exchange rate changes on cash and cash equivalents	(4.4)	1.9	(2.7)

Net increase (decrease) in cash and cash equivalents	6.9	(51.8)	(107.7)
Cash and cash equivalents at beginning of period	307.0	358.8	466.5
Cash and cash equivalents at end of period	$313.9	$307.0	$358.8
Supplemental cash flow information:
Income taxes paid, net of income tax refunds	$34.3	$31.2	$36.8
Interest paid	$40.4	$44.8	$31.9
Non-cash investing and financing activities:
Property, plant and equipment purchased included in accounts payable and other liabilities	$2.9	$9.7	$16.8
Fair value of HIS earn-out at acquisition date	$—	$27.1	$—
(See accompanying Notes to Consolidated Financial Statements)

Ultra Clean Holdings, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance December 31, 2021	44.9	$0.1	$514.9	0.6	$(3.3)	$337.4	$(0.2)	$848.9	$43.8	$892.7
Issuance under employee stock plans	0.7	—	0.7	—	—	—	—	0.7	—	0.7
Repurchase of shares	(0.3)	—	—	0.3	(12.1)	—	—	(12.1)	—	(12.1)
Stock-based compensation expense		—	19.1	—	—	—	—	19.1	—	19.1
Employees’ taxes paid upon vesting of restricted stock units	(0.1)	—	(3.9)	—	—	—	—	(3.9)	—	(3.9)
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Divestiture of a subsidiary	—	—	—	—	—	—	—	—	(1.9)	(1.9)
Net income	—	—	—	—	—	40.4	—	40.4	10.0	50.4
Other comprehensive loss	—	—	—	—	—	—	(5.2)	(5.2)	(2.5)	(7.7)
Balance December 30, 2022	45.2	$0.1	530.8	0.9	$(15.4)	$377.8	$(5.4)	$887.9	$49.1	$937.0
Issuance under employee stock plans	0.6	—	0.8	—	—	—	—	0.8	—	0.8
Shares transfer to employee stock plans		—	—	(0.5)	—	—	—	—	—	—
Repurchase of shares	(1.1)	—	—	1.1	(29.6)	—	—	(29.6)	—	(29.6)
Stock-based compensation expense		—	12.1	—	—	—	—	12.1	—	12.1
Employees’ taxes paid upon vesting of restricted stock units	(0.1)	—	(2.2)	—	—	—	—	(2.2)	—	(2.2)
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Net income (loss)	—	—	—	—	—	(31.1)	—	(31.1)	8.9	(22.2)
Other comprehensive income	—	—	—	—	—	—	1.0	1.0	0.5	1.5
Balance December 29, 2023	44.6	$0.1	$541.5	1.5	$(45.0)	$346.7	$(4.4)	$838.9	$58.3	$897.2
Issuance under employee stock plans	0.6	—	2.0	—	—	—	—	2.0	—	2.0
Employees' taxes paid upon vesting of restricted stock units	(0.1)	—	(2.5)	—	—	—	—	(2.5)	—	(2.5)
Stock-based compensation expense	—	—	17.4	—	—	—	—	17.4	—	17.4
Net income	—	—	—	—	—	23.7	—	23.7	10.8	34.5
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Other comprehensive loss	—	—	—	—	—	—	(5.9)	(5.9)	(6.4)	(12.3)
Balance December 27, 2024	45.1	$0.1	$558.4	1.5	$(45.0)	$370.4	$(10.3)	$873.6	$62.2	$935.8
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
Foreign Currency Translation and Remeasurement
As of December 27, 2024, the functional currency of the Products business’ foreign subsidiaries is the U.S. Dollar except for the subsidiaries of Ham-Let (Israel-Canada) Ltd. (“Ham-Let” or “Fluid Solutions”) in the United Kingdom and Netherlands, which is the local currency. The functional currency of the Services division’s foreign subsidiaries is the local currency, except for that of its Singapore, Scotland and Ireland entities, which is the U.S. Dollar.
For the Company’s foreign subsidiaries where the local currency is the functional currency, the Company translates the financial statements of these subsidiaries to U.S. Dollars using month-end exchange rates for assets and liabilities, and average exchange rates for revenue, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) (“AOCI”) within UCT stockholders’ equity. For the Company’s foreign subsidiaries where the U.S. Dollar is the functional currency and functional currency differs from their local currency, any gains and losses resulting from the remeasurement of the assets and liabilities of these subsidiaries are recorded in other income (expense), net.
Use of Estimates
The presentation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions include, but not limited to, inventory valuation, accounting for income taxes, business combinations, contingent earn-out liabilities, valuation of goodwill, intangible assets and long-lived assets. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustments. Actual amounts may differ from those estimates.
Cash and Cash Equivalents
The Company considers currency on hand, demand deposits, time deposits, and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are held in various financial institutions in the United States and internationally.
Accounts Receivable
The majority of our accounts receivable are derived from sales to large multinational semiconductor capital equipment manufacturers throughout the world, are recorded at their invoiced amount, and do not bear interest.
Allowance for Expected Credit Losses
The Company maintains an allowance for expected losses resulting from the inability of its customers to make required payments. The Company evaluates its allowance for expected credit losses based on a combination of factors. In circumstances where specific invoices are deemed uncollectible, the Company provides a specific allowance against the amount due to reduce the net recognized receivable to the amount it reasonably believes will be collected. The Company also provides allowances based on its write-off history. Provision for credit loss was not material for fiscal years ended December 27, 2024, December 29, 2023 and December 30, 2022.
Concentration of Credit Risk
Financial instruments which subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company performs credit evaluations of its customers’ financial condition and generally requires no collateral.
Cash is placed on deposit at large global financial institutions. Such deposits may be in excess of insured limits. Management believes that the financial institutions that hold the Company’s cash are creditworthy and, accordingly, minimal credit risk exists with respect to these balances.
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
The carrying values of cash and cash equivalents, accounts receivable, net, prepaid expenses and other current assets, accounts payable, accrued compensation and related benefits, and other current liabilities approximate their fair values due to their relatively short maturities as of December 27, 2024 and December 29, 2023.
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
At the end of fiscal years 2024, 2023 and 2022, the Company assessed the carrying value of its long-lived assets, including property, plant and equipment as well as its intangible assets and concluded that no impairment was required.
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
The operating lease ROU asset also includes any lease payments made in advance and is reduced by any lease incentives. Specific lease terms used in computing the ROU assets and lease liabilities may include options to extend or terminate the lease when the Company believes it is reasonably certain that it will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Operating leases are included in operating lease ROU assets and in operating lease liabilities on the Company’s consolidated balance sheet. The Company’s finance leases at December 27, 2024 and December 29, 2023 were not significant. For further discussion of the Company’s leases see Note 14 of Notes to the Consolidated Financial Statements.
Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment annually or more frequently if indicators of potential impairment exist. Finite-lived intangible assets are presented at cost, net of accumulated amortization, and are amortized on either a straight-line method or on an accelerated method over their estimated economic lives. The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate that the carrying value exceeds their fair value, such as when reductions in demand or significant economic slowdowns in the semiconductor industry are present. There were no impairments of the Company’s goodwill and purchased intangible assets in fiscal year 2024 or 2023. For further discussion of the Company’s goodwill and intangible assets see Note 6 of Notes to the Consolidated Financial Statements.
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
Revenue Recognition
Revenue is recognized when the Company satisfies performance obligations as evidenced by the transfer of control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company performs the following five steps to determine when to recognize revenue: (1) identification of the contract(s) with its customers, (2) identification of the performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations in the contract, and (5) recognition of revenue when, or as, a performance obligation is satisfied. The Company infrequently sells certain finished goods inventory on a bill and hold basis. The terms of the bill and hold agreement provide that title to the specified inventory is transferred to the customer prior to shipment and the

Company has the right to payment (prior to physical delivery) which results in recorded revenue as determined under the revenue recognition standard. There were no significant bill and hold arrangements for fiscal year 2024, 2023 and 2022. For further discussion of the Company’s revenue recognition see Note 13 of Notes to the Consolidated Financial Statements.
Shipping and Handling Costs
Shipping and handling costs are included as a component of cost of revenues.
Research and Development Costs
Research and development costs are expensed as incurred.
Stock-Based Compensation Expense
The Company maintains stock-based compensation plans which allow for the issuance of equity-based awards to directors and certain employees. These equity-based awards include restricted stock awards (“RSAs”), performance stock units (“PSUs”) and restricted stock units (“RSUs”). The RSAs and RSUs use the closing price of stock price on the day preceding the grant date as a proxy for fair value and compensation expense. The PSUs contain market conditions, and compensation expense is measured using a Monte Carlo simulation model and recognized over the requisite service period based on the expected market performance as of the grant date. Forfeitures are recognized as they occur.
The Company also maintains an employee stock purchase plan (“ESPP”) that provides for the issuance of shares to all eligible employees of the Company at a discounted price.
For further discussion of the Company’s employee stock plans see Note 12 of Notes to the Consolidated Financial Statements.
Government Subsidies
Government subsidies are recognized where there is reasonable assurance that the subsidy will be received and all attached conditions will be complied with. When the subsidy relates to an expense item, it is recognized as a reduction of that expense on a systematic basis over the periods that the related costs, for which it is intended to compensate, are expensed. When the subsidy relates to an asset, it is recognized as income in equal amounts over the expected useful life of the related asset. When the subsidy does not relate to specific expenses or assets, the income is accounted for in the period where there is reasonable assurance that the subsidy will be received. For further discussion of the Company’s government subsidies see Note 17 of Notes to the Consolidated Financial Statements.
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
In November 2023, FASB issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU No. 2023-07”), which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU No. 2023-07 does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments.
The Company adopted ASU No. 2023-07 on December 27, 2024, with retrospective disclosure of prior periods presented. There was no impact to its results of operations, cash flows and financial condition.
Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU No. 2023-09”), which amends the guidance in ASC 740, Income Taxes. ASU No. 2023-09 is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The Company will adopt ASU No. 2023-09 prospectively in its fiscal year 2025.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU No. 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU No. 2024-03 is effective for annual periods beginning after December 15, 2026 and for interim periods beginning after December 15, 2027 on a retrospective or prospective basis, with early adoption permitted. The Company is evaluating the effect that ASU No. 2024-03 will have on its financial statement disclosures.
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
The purchase price of HIS for purposes of the Company’s purchase price allocation was determined to be $73.6 million, which includes initial cash consideration of $46.5 million and the fair value of potential earn-out payments of approximately $27.1 million. These potential earn-out payments represent up to $70.0 million of cash consideration that may be payable based on the financial performance of the acquired business during the fiscal years 2023, 2024, and 2025. The fair value of the potential earn-out payments was determined utilizing a Monte Carlo simulation model. As of

December 27, 2024, the estimated fair value of the earn-out payments was approximately $0.1 million. The change in the accrual is due to lower-than-expected financial performance. See Note 5 Fair Value for further discussion.
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
The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition, including all measurement period adjustments:

(In millions)	Amount
Cash and cash equivalents	$0.4
Accounts receivable	5.6
Inventories	11.4
Prepaid expenses and other assets	2.7
Property, plant and equipment	9.3
Purchased intangible assets	51.6
Operating lease right-of-use assets	7.5
Accounts payable	(8.1)
Accrued compensation and related benefits	(0.7)
Other current liabilities	(0.9)
Deferred tax liabilities	(12.1)
Operating lease liabilities	(9.6)
Total identifiable net assets	$57.1
Goodwill	16.5
The following table summarizes the intangible assets acquired and the useful lives of these assets:

	Useful Life	Purchased Intangible Assets
	(In years)	(In millions)
Customer relationships	7	$35.2
IP knowhow	5	11.2
Developed technology	5	4.6
Backlog	1	0.6
Total purchased intangible assets		$51.6
The results of operations for the Company for the year ended December 29, 2023 included operating activities for HIS since its acquisition date of October 25, 2023. Pro forma and historical post-closing results of operations for the HIS acquisition were not material to the Company’s Consolidated Statements of Operations. In addition, acquisition-related costs of $1.0 million and $4.7 million were included in the results of operations for the year ended December 27, 2024 and December 29, 2023, respectively. Acquisition costs are included in general and administrative expenses in the Company’s consolidated results of operations.
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
4. BALANCE SHEET INFORMATION
Inventories consisted of the following:

(In millions)	December 27, 2024	December 29, 2023
Raw materials	$195.4	$197.9
Work in process	130.8	107.2
Finished goods	54.8	69.4
Total	$381.0	$374.5
Property, plant and equipment, net, consisted of the following:

(In millions)	Useful Life (In years)	December 27, 2024	December 29, 2023
Land	n/a	$5.7	$5.6
Buildings	50	52.2	57.1
Leasehold improvements	*	138.7	110.8
Machinery and equipment	5 - 10	222.4	207.4
Computer equipment and software	3 - 10	78.2	72.2
Furniture and fixtures	5	4.8	5.0
		502.0	458.1
Accumulated depreciation		(214.0)	(170.3)
Construction in progress		37.9	40.5
Total		$325.9	$328.3
* Lesser of estimated useful life or remaining lease term

Capitalized interest was not significant for the fiscal years ended December 27, 2024, December 29, 2023 and December 30, 2022.
5. FAIR VALUE
The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

		Fair Value Measurement at Reporting Date Using
Description	December 27, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other non-current assets:
Plan assets	$0.1	$—	$—	$0.1
Other liabilities:
Pension obligation	$1.7	$—	$—	$1.7
Contingent earn-out	$0.1	$—	$—	$0.1

		Fair Value Measurement at Reporting Date Using
Description	December 29, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other non-current assets:
Plan assets	$1.3	$—	$—	$1.3
Other current liabilities:
Forward contracts	$0.1	$—	$0.1	$—
Other liabilities:
Pension obligation	$1.6	$—	$—	$1.6
Contingent earn-out	$29.1	$—	$—	$29.1
The estimated fair value of foreign currency forward contracts is based upon quoted market prices obtained from independent pricing services for similar derivative contracts and these financial instruments are characterized as Level 2 assets in the fair value hierarchy.
The estimated fair value of pension obligation is based on expected years of service and average compensation. The valuation model used to value pension obligation utilizes mortality rate, inflation, interest rate risks and changes in the life expectancy for pensioners. These assumptions are routinely made in the appraisal process by the independent actuary resulting in a Level 3 classification. As of December 27, 2024, the Company's aggregate pension benefit obligations is $12.3 million and was exceeded by the fair value of the pension plan assets of $10.6 million, resulting in underfunded pension benefit obligations of $1.7 million. The Company recognizes the overfunded or underfunded status of defined benefit pension plans, measured as the difference between the fair value of the plan assets and the benefit obligation. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability.
The Company measures its contingent earn-out liabilities at fair value on a recurring basis using a Monte Carlo simulation model. The significant unobservable inputs used in the model include the forecasted operating profit of the acquired business during calendar year 2025. Significant increases or decreases to the forecasted results would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the contingent earn-out liability on the acquisition date is reflected as cash used in financing activities in the consolidated statements of cash flows. Any amount paid in excess of the contingent earn-out liability on the acquisition date is reflected as cash used in operating activities in the consolidated statements of cash flows. In 2024 and 2023, the Company recorded $29.0 million gain and $2.0 million loss, respectively from changes in the fair value of contingent earn-out related to the acquisition of HIS. These amounts were recorded as other income (expense), net, in the Consolidated Statements of Operations.
There were no transfers in or out of any level during the fiscal year ended December 27, 2024 or December 29, 2023. Fair value adjustments were noncash, and therefore did not impact the Company’s liquidity or capital resources.
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
In the fourth quarters of 2024 and 2023, the Company performed qualitative impairment assessments for each of the Company's reporting units. The qualitative assessments indicated that it was more likely than not that the fair values of its reporting units exceeded its carrying value and, therefore, did not result in an impairment.
In connection with the divestiture of certain Fluid Solutions subsidiaries during fiscal year 2022, the Company wrote off goodwill and intangible assets of $19.7 million and $27.8 million, respectively.
Details of aggregate goodwill of the Company are as follows:

(In millions)	Products	Services	Total
Balance at December 30, 2022	$175.3	$73.5	$248.8
Acquisition of HIS	16.4	—	16.4
Balance at December 29, 2023	$191.7	$73.5	$265.2
HIS Fair value adjustment	0.1	—	0.1
Balance at December 27, 2024	$191.8	$73.5	$265.3
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
Details of intangible assets were as follows:

		As of December 27, 2024			As of December 29, 2023
(Dollars in millions)	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	6 - 10	$207.2	$(117.4)	$89.8	$207.2	$(97.5)	$109.7
Recipes	20	73.2	(23.2)	50.0	73.2	(19.5)	53.7
Intellectual property/knowhow	7 - 15	48.9	(22.8)	26.1	48.9	(18.4)	30.5
Tradename	4 - 6*	32.5	(22.9)	9.6	32.5	(22.1)	10.4
Standard operating procedures	20	8.6	(2.7)	5.9	8.6	(2.3)	6.3
Developed technology	5	4.6	(1.1)	3.5	4.6	(0.2)	4.4
Backlog	1	0.6	(0.6)	—	0.6	(0.3)	0.3
Total		$375.6	$(190.7)	$184.9	$375.6	$(160.3)	$215.3
*The Company concluded that the asset life of UCT tradename of $9.0 million is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
The Company amortizes its intangible assets on a straight-line or accelerated basis over the estimated economic life of the assets. Amortization expense was approximately $30.4 million for the year ended December 27, 2024, $24.1 million for the year ended December 29, 2023, and $30.0 million for the year ended December 30, 2022. Amortization expense related to recipes, standard operating procedures, developed technology and certain intellectual property/know-how is charged to cost of revenues and the remainder is charged to general and administrative expense. As of December 27, 2024, future estimated amortization expense is expected to be as follows:

(In millions)	Amortization Expense
2025	$28.1
2026	27.2
2027	26.9
2028	23.8
2029	16.2
Thereafter	53.7
Total	$175.9
7. BORROWING ARRANGEMENTS
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
The Sixth Amendment resulted in the receipts of an additional $67.7 million of debt, net of $1.1 million related lender fees from new or existing syndicate lenders which was offset by syndicate lenders who reduced their positions by $44.2 million. The Company capitalized additional $2.5 million of costs related to this amendment and continued to defer previously capitalized costs of $5.2 million. The Company expensed the third party transaction costs and the previously capitalized costs of extinguished debt of $3.6 million which was included in the other income (expense), net in the Consolidated Statements of Operations for the year ended December 27, 2024.
On October 8, 2024, the Company entered a Seventh Amendment (the “Seventh Amendment”) to the Credit Agreement to further reduce the interest rate applicable to the term loan facility under the Credit Agreement by 0.25% per annum.
The Term Loan has a maturity date of February 25, 2028. The Company pays monthly interest payments in arrears and quarterly principal payments of 0.625% of the outstanding principal balance as of October 8, 2024, with the remaining principal paid upon maturity.
The revolving credit facility has an available commitment of $150.0 million and a maturity date of August 27, 2027. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. Outstanding letters of credit reduce the availability of the revolving credit facility and, as of December 27, 2024, the Company had $146.5 million, net of $3.5 million of outstanding letters of credit, available under this revolving credit facility.
The letter of credit facility has an available commitment of $50.0 million and a maturity date of August 27, 2027. The Company pays a quarterly fee in arrears equal to 2.5% (subject to certain adjustments to the Term Loan) of the dollar equivalent of all outstanding letters of credit, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of December 27, 2024, the Company had $3.5 million of outstanding letters of credit and $46.5 million of available commitments remaining under the letter of credit facility.
Under the Credit Agreement, the Company may elect that the Term Loan bear interest at a rate per annum equal to either (a) “ABR” (as defined in the Credit Agreement), plus the applicable margin or (b) the “Eurodollar Rate” (as defined in the Credit Agreement), based on SOFR, plus the applicable margin. The applicable margin for the Term Loan is equal to a rate per annum to either (i) at any time that the Company’s corporate family rating is Ba3 (with a stable outlook) or higher from Moody’s and BB (with a stable outlook) or higher from S&P, (x) 3.00% for such Eurodollar term loans and (y) 2.00% for such ABR term loans or (ii) at all other times, (x) 3.25% for such Eurodollar term loans and (y) 2.25% for such ABR term loans. Interest on the Term Loan is payable on (1) in the case of such ABR term loans, the last day of each calendar quarter and (2) in the case of such Eurodollar term loans, the last day of each relevant interest period and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period.
At December 27, 2024, the Company had an outstanding amount under the Term Loan of $493.8 million, gross of unamortized debt issuance costs of $7.2 million. As of December 27, 2024, the interest rate on the outstanding Term Loan was 7.8%.

The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio and a consolidated leverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter. The Company currently has no revolving loans outstanding under the Credit Agreement. The Company was in compliance with all financial covenants as of the fiscal year ended December 27, 2024.
The Company has a credit agreement with a local bank in the Czechia that provides for a revolving credit facility in the aggregate of up to 7.0 million euros (approximately $7.3 million). As of December 27, 2024, no debt was outstanding under this revolving credit facility.
Fluid Solutions has a credit facility with a financial institution in Israel that provides borrowing up to $6.0 million. As of December 27, 2024, Fluid Solutions had an $5.9 million outstanding balance under this facility with interest rate of 6.7%.
As of December 27, 2024, the Company’s total bank debt was $492.5 million, net of unamortized debt issuance costs of $7.2 million. As of December 27, 2024, the Company had $146.5 million, $0.1 million and $7.3 million available to draw from its credit facilities in the U.S., Israel and Czechia, respectively.
The fair value of the Company’s long-term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The Company’s carrying value approximates fair value for the Company’s long term-debt.
As of December 27, 2024, the Company’s future debt principal payment obligations for the respective fiscal years were as follows:

(In millions)	Debt (Principal only)
2025	$18.3
2026	12.3
2027	12.3
2028	456.8
Total	$499.7
8. INCOME TAXES
Income before provision for income taxes was generated from the following geographic areas:

	Year Ended
(In millions)	December 27, 2024	December 29, 2023	December 30, 2022
United States	$(106.4)	$(133.5)	$(61.9)
Foreign	173.6	122.2	150.2
Total pretax income	$67.2	$(11.3)	$88.3
The provision for income taxes consisted of the following:

	Year Ended
(In millions)	December 27, 2024	December 29, 2023	December 30, 2022
Current:
Federal	$(0.1)	$0.1	$(0.8)
State	0.5	0.3	1.1
Foreign	35.1	22.7	37.5
Total current	35.5	23.1	37.8
Deferred:
Federal	0.4	(9.4)	0.3
State	0.1	(1.5)	0.2
Foreign	(3.3)	(1.3)	(0.4)
Total deferred	(2.8)	(12.2)	0.1
Total provision	$32.7	$10.9	$37.9

The effective tax rate differs from the U.S. federal statutory tax rate as follows:

	Year Ended
	December 27, 2024	December 29, 2023	December 30, 2022
Federal income tax provision at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	(8.1)%	48.5%	(1.6)%
Effect of foreign operations	(11.0)%	21.5%	(6.7)%
Change in valuation allowance	37.4%	(34.0)%	24.3%
Foreign income inclusions	18.9%	(141.2)%	4.0%
Nondeductible executive compensation	1.4%	(7.0)%	1.8%
Stock-based compensation	(0.5)%	(3.7)%	(0.3)%
Acquisition related expenses	(9.1)%	(8.0)%	—
Tax credits	(0.7)%	6.2%	(0.7)%
Tax reserves	(1.5)%	(0.1)%	1.1%
Other	0.9%	0.3%	—%
Effective Tax Rate	48.7%	(96.5)%	42.9%
Significant components of deferred tax assets and liabilities are as follows:

	Year Ended
(In millions)	December 27, 2024	December 29, 2023
Deferred tax assets:
Interest expense limitation	$39.5	$29.4
Operating lease liabilities	28.3	27.3
Tax loss carryforwards	40.4	19.9
Capitalized research and development costs	12.5	10.9
Inventory valuation and basis difference	7.4	5.3
Accruals	4.6	4.4
Tax credits	6.5	7.3
Other timing differences	8.2	7.1
	147.4	111.6
Valuation allowance	(96.3)	(57.9)
Total deferred tax assets	51.1	53.7
Deferred tax liabilities:
Goodwill	(21.7)	(19.7)
Operating lease right-of-use assets	(27.2)	(26.1)
Intangibles	(9.6)	(12.9)
Depreciation	(3.6)	(9.0)
Other	(2.0)	(1.9)
Total deferred tax liabilities	(64.1)	(69.6)
Net deferred tax liabilities	$(13.0)	$(15.9)
As of December 27, 2024, the Company had undistributed earnings of certain foreign subsidiaries of approximately $555.0 million that are considered indefinitely reinvested and on which we have not recognized deferred taxes. It is not practicable to determine the tax liability that might be incurred if these earnings were to be distributed. For undistributed earnings of foreign subsidiaries which are not considered indefinitely reinvested deferred taxes have been accrued.
As of December 27, 2024, a valuation allowance of $96.3 million was established for deferred tax assets related to U.S. federal and state assets and certain foreign assets. For fiscal 2024, the valuation allowance increased by $38.4 million. The increase in the valuation allowance is primarily due to an increase in deferred tax assets attributable to U.S. taxable losses and additional capital losses recognized by one of our subsidiaries in Israel on its income tax return related to divestitures of certain of its subsidiaries.
The Company’s gross liability for unrecognized tax benefits as of December 27, 2024 and December 29, 2023 was $2.3 million and $2.9 million, respectively. If the remaining balance of unrecognized tax benefits were recognized in a future period, it would result in a tax benefit of $1.4 million as of December 27, 2024 ($2.1 million as of December 29, 2023) and a reduction in the effective tax rate. Increases or decreases to interest and penalties on uncertain tax positions are included in the income tax provision in the Consolidated Statements of Operations. Interest related to uncertain tax positions for the periods ended December 27, 2024, December 29, 2023 and December 30, 2022, was not material. There are no penalties accrued within the liability for unrecognized benefits.
Although it is possible some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Balance as of December 31, 2021	$1.6
Increases related to prior year tax positions	0.1
Increases related to current year tax positions	1.0
Balance at December 30, 2022	$2.7
Increases related to current year tax positions	0.3
Settlement	(0.1)
Balance at December 29, 2023	$2.9
Increases related to prior year tax positions	0.1
Increases related to current year tax positions	0.5
Reduction due to lapse statute of limitations	(1.2)
Balance at December 27, 2024	$2.3
As of December 27, 2024, the Company had U.S. federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $53.9 million, $169.2 million and $18.9 million, respectively. The Company's U.S. valuation allowance includes the deferred tax asset on the NOL carryforwards. The U.S. federal NOL’s can be carried forward indefinitely. The state NOLs begin expiring after 2029 and the foreign NOLs begin expiring after 2026. The Company also had federal tax credit carryforwards of approximately $7.3 million which expire in various years from fiscal 2028 through 2044. As of December 27, 2024, the Company had a foreign capital loss carryforward of approximately $56.4 million which can be carried forward indefinitely. The Company’s foreign valuation allowance includes the deferred tax asset on the capital loss carryforward.
The Company files federal, state and foreign income tax returns in several U.S. and foreign jurisdictions. The federal statute of limitation has closed for years prior to 2021. State statutes of limitation are generally closed for years prior to 2020. The statute of limitation for significant foreign jurisdictions has closed for years prior to 2020.
The Company is operating under a Development and Expansion Incentive (“DEI”) in Singapore that is in effect through 2028. The DEI reduces the local tax on certain Singapore income from a statutory rate of 17% to 5% until December 31, 2025 and 6% from 2026 through 2028. The Company has also been granted a tax holiday in Malaysia, subject to certain conditions. The Malaysia tax holiday period which provides a zero rate of tax on qualifying income commenced in fiscal year 2022 and is effective through February 28, 2037. The tax holidays in Singapore and Malaysia are conditional upon meeting certain employment and investment thresholds. The Singapore DEI decreased foreign taxes by $5.4 million, $4.1 million, and $11.9 million for fiscal years 2024, 2023 and 2022, respectively. The tax benefit of the Singapore DEI on net income per share (diluted) was approximately $0.12, $0.09 and $0.26 in fiscal years 2024, 2023 and 2022, respectively. The benefit of the tax holiday in Malaysia is zero for fiscal years 2024, 2023 and 2022 due to losses incurred in these years.
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
As of December 27, 2024, the benefit obligation of the plans was $12.3 million and the fair value of the benefit plan assets was $10.6 million which are invested in several fixed deposit accounts with financial institutions. As of December 27, 2024, the underfunded balance of the plans of $1.7 million has been recorded by the Company and is included in other liabilities.
Amounts recognized in the Consolidated Statement of Operations for the years ended December 27, 2024 and December 29, 2023 was $1.7 million and $1.9 million, respectively. The amount recognized in accumulated other comprehensive income was $1.0 million and $0.4 million for fiscal year ended December 27, 2024 and December 29, 2023, respectively. The Company and its subsidiaries contributed $1.0 million and $1.5 million during the fiscal year ended December 27, 2024 and December 29, 2023, respectively.
As of December 27, 2024, the Company’s future payment obligations for the respective fiscal years are as follows:

(In millions)
2025	$1.7
2026	1.7
2027	2.6
2028	1.3
2029	1.2
Thereafter	11.2
Total	$19.7
Employee Savings and Retirement Plan
The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all U.S. employees who meet certain eligibility requirements. Participants can elect to contribute to the 401(k) Plan, on a pre-tax basis, up to 25% of their salary to a maximum of the IRS limit. The Company matches 50% of each employee's contribution up to a maximum of 6% of the employee's eligible earnings. The Company made discretionary employer contributions of approximately $3.5 million, $3.2 million and $3.3 million to the 401(k) Plan in 2024, 2023 and 2022, respectively.
10. COMMITMENTS AND CONTINGENCIES
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
11. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Treasury Stock
On October 20, 2022, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $150 million of the Company’s common stock over a three-year period. No shares were repurchased under this program in fiscal year 2024. In fiscal years 2023 and 2022, approximately 1.1 million and 0.3 million shares were repurchased under this program with an aggregate cost of $29.4 million and $12.1 million and an average price of $29.16 and $35.31 per share, respectively

As of December 27, 2024, 1.4 million shares had been repurchased under the program and they are held in treasury stock. The Company records treasury stock using the cost method. The Company may reissue these treasury shares as part of its stock-based compensation programs.
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
12. EMPLOYEE STOCK PLANS
Employee Stock Plans
The Company grants stock awards in the form of restricted stock units (“RSUs”) and performance stock units (“PSUs”) to its employees as part of the Company’s long-term equity compensation plan. These stock awards are granted to employees with a unit purchase price of zero dollars and typically vest over three years, subject to the employee’s continued service with the Company and, in the case of PSUs, subject to achieving certain performance goals and market conditions. The Company also grants common stock to its board members in the form of restricted stock awards (“RSAs”), which vest on the earlier of the next Annual Shareholder Meeting, or 365 days from date of grant. The aggregate number of shares authorized for issuance under the plan is 12,555,695.
Stock-based compensation expense includes compensation costs related to estimated fair values of awards granted. The estimated fair value of the Company’s equity-based awards is amortized on a straight-line basis over the awards’ vesting period and is adjusted for performance as it relates to PSUs.
The following table shows the Company's stock-based compensation included in the Consolidated Statements of Operations:

	Year Ended
(In millions)	December 27, 2024	December 29, 2023	December 30, 2022
Cost of revenues (1)	$1.6	$1.3	$1.5
Research and development	0.3	0.3	0.3
Sales and marketing	1.9	1.5	1.3
General and administrative	13.6	9.0	16.0
Total stock-based compensation	$17.4	$12.1	$19.1
_____________________________________________________________________________________
(1)Stock-based compensation expenses capitalized in inventory for fiscal years 2024, 2023 and 2022 were immaterial.
As of December 27, 2024, there was $27.0 million of unrecognized compensation cost related to employee awards which is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.7 years, and will be adjusted for subsequent changes in future grants.
For each of the fiscal years ended 2024, 2023 and 2022, vested shares of 0.1 million were withheld to satisfy withholding tax obligations, resulting in the net issuance of 0.5 million, 0.5 million and 0.6 million shares, respectively.

Restricted Stock Units, Performance Stock Units and Restricted Stock Awards
The following table summarizes the Company’s PSUs, RSUs and RSAs activities through the year ended December 27, 2024:

	Number of Shares	Aggregate Intrinsic Value (In millions)
Unvested restricted stock units and restricted stock awards at December 30, 2022	1.1	$37.6
Granted	0.8
Vested	(0.5)
Forfeited	0.0
Unvested restricted stock units and restricted stock awards at December 29, 2023	1.4	$46.1
Granted	0.7
Vested	(0.5)
Forfeited	(0.2)
Unvested restricted stock units and restricted stock awards at December 27, 2024	1.4	$52.0
Vested and expected to vest restricted stock units and restricted stock awards	1.4	$51.9
During the year ended December 27, 2024, the Company approved and granted 0.6 million RSUs to employees valued at $22.8 million with a weighted average grant date fair value of $40.83 per share.
During the year ended December 27, 2024, the Company also approved and granted 0.1 million PSUs valued at $5.3 million with a weighted average grant date fair value of $42.23 per share.
The total fair value of shares vested during the fiscal year 2024 was $17.5 million for RSUs and $0.7 million for PSUs.
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
At the end of the three-year performance period, the total units earned, if any, are adjusted by applying two modifiers, each ranging from 25.0% to (25.0%)% based on (i) the Company’s relative total shareholder return (“TSR”) compounded annual growth rate (“CAGR”) which is based on the Company’s stock price changes relative to a group of peer companies and (ii) the “average annual difference in operating margin” is defined as non-GAAP operating margin divided by total revenue comparing the annual operating plan to actual results.
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

	Year Ended
	December 27, 2024	December 29, 2023	December 30, 2022
Stock price	$40.82	$28.19	$32.17
Term	2.68 years	2.68 years	2.68 years
Expected volatilities	50.6%	57.4%	65.9%
Risk-free rate	4.8%	3.9%	2.7%
In fiscal year 2024, the Company granted 25,529 common stock valued at $1.2 million with a weighted average date fair value of $46.17 per share to its board members under the 2003 Incentive Plan. The total fair value of shares vested during the fiscal year 2024 was $1.7 million for RSAs. The total unamortized expense of the Company’s unvested RSAs as of December 27, 2024, is approximately $0.5 million.
Employee Stock Purchase Plan
The ESPP permits employees to purchase common stock at a discount through payroll withholdings at certain specified dates (purchase period) within a defined offering period. The purchase price is 85% of the fair market value of the common stock at the end of the purchase period and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The aggregate number of shares authorized for issuance under the plan is 1,055,343.
There were 79,072 shares issued under the ESPP during the year ended December 27, 2024.
The Company recorded $0.7 million, $0.4 million and $0.1 million of stock-based compensation expense related to ESPP for fiscal years 2024, 2023 and 2022, respectively.
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
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value-add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Certain of our customers may receive cash-based incentives, such as rebates or credits, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. Accruals for unpaid customer rebates of $2.3 million and $2.0 million as of December 27, 2024 and December 29, 2023, respectively, were netted against accounts receivable. The Company's disaggregated revenues are apportioned by segments within the Company's Consolidated Statement of Operations. Certain services performed by the

Company related to products sold to customers are included in Products revenue in the Consolidated Statement of Operations. These services are not material for any of the years presented.
The Company’s principal markets include Americas, Asia Pacific and EMEA. The Company’s foreign operations are conducted primarily through its subsidiaries in China, Malaysia, Singapore, Israel, Taiwan, South Korea, the United Kingdom and the Czechia. Revenues by geographic area are categorized based on the customer’s location to which the products were shipped or services were performed. The following table sets forth revenue by geographic area (in millions):

	Year Ended
	December 27, 2024	December 29, 2023	December 30, 2022
Singapore	$711.5	$608.7	$898.9
United States	566.5	526.8	738.0
Austria	178.4	124.9	117.2
China	214.7	118.1	131.4
South Korea	103.0	94.2	151.4
Taiwan	82.4	71.3	97.2
Others	241.1	190.5	240.2
Total	$2,097.6	$1,734.5	$2,374.3
The Company’s most significant customers (having individually accounted for 10% or more of revenues) are from Products segment and their related revenues as a percentage of total revenues were as follows:

	Year Ended
	2024	2023	2022
Lam Research Corporation	31.9%	34.0%	39.5%
Applied Materials, Inc.	22.6	23.4	23.2
Total	54.5%	57.4%	62.7%
Three customers’ gross accounts receivable balances, Applied Materials, Inc., Lam Research Corporation and ASML Holding NV were individually greater than 10.0% of gross accounts receivable as of December 27, 2024, in the aggregate approximately 41.9% of the Company's total accounts receivable.
Two customers’ gross accounts receivable balances, Lam Research Corporation and Applied Materials, Inc. were individually greater than 10.0% of gross accounts receivable as of December 29, 2023, in the aggregate approximately 26.8% of accounts receivable.
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

	Year Ended
(Dollars in millions)	December 27, 2024	December 29, 2023
Operating lease cost	$32.1	$25.6
Short-term lease cost	2.5	2.7
Sublease income	(0.8)	(0.4)
Total lease cost	$33.8	$27.9

Operating cash flows used in operating leases	$29.9	$24.0
Weighted-average remaining lease term – operating leases	9.8 years	10.1 years
Weighted-average discount rate – operating leases	7.2%	6.7%

Future minimum payments under operating leases as of December 27, 2024 were summarized as follows:

(In millions)	Operating Leases
2025	$29.9
2026	25.8
2027	25.2
2028	22.5
2029	21.4
Thereafter	116.0
Total minimum lease payments	240.8
Less: imputed interest	(73.0)
Lease liability	$167.8
15. NET INCOME (LOSS) PER SHARE
The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share:

	Year Ended
(In millions, except share amounts)	December 27, 2024	December 29, 2023	December 30, 2022
Numerator:
Net income (loss) attributable to UCT	$23.7	$(31.1)	$40.4
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	44.9	44.7	45.2
Shares used in computation — diluted:
Weighted average common shares outstanding	44.9	44.7	45.2
Dilutive effect of common shares outstanding subject to repurchase	0.4	—	0.5
Shares used in computing diluted net income (loss) per share	45.3	44.7	45.7
Net income (loss) per share attributable to UCT — basic	$0.53	$(0.70)	$0.89
Net income (loss) per share attributable to UCT — diluted	$0.52	$(0.70)	$0.88

16. REPORTABLE SEGMENTS
The Company’s Chief Executive Officer is the Company's chief operating decision maker (CODM). The CODM primarily uses income from operations to evaluate each segment's performance and allocate resources, primarily through periodic budgeting and segment performance reviews. Significant expenses within segment operating profit include cost of revenue, research and development, and selling, general and administrative expenses, which are each separately presented on the Company’s Consolidated Statements of Operations.
The Company’s reportable segments are determined based on the nature of their revenue streams and the Company’s internal organization structure.
In fiscal year 2024, the Company prepared financial results based on two operating segments (Products and Services) and two reportable segments (Products and Services).
In fiscal year 2023, the Company prepared financial results based on three operating segments (Products, Services, and HIS) and two reportable segments (Products and Services). The Products and HIS operating segments were aggregated into the Products reportable segment. During fiscal year 2024, the Company no longer reported discrete financial information related to the HIS operating segment to the Chief Executive Officer, and therefore, HIS no longer represented an operating segment.
The following table describes each segment:

Segment	Product or Services	Primary Markets Served	Geographic Areas
Products	Assembly Weldments Machining Fabrication	Semiconductor	Americas Asia Pacific EMEA
Services	Cleaning Coating Analytics	Semiconductor	Americas Asia Pacific EMEA
The CODM uses segment operating profit or loss to evaluate performance and to allocate capital resources. Segment operating profit or loss is defined as a segment’s income or loss from continuing operations before interest and other income (expense), net and provision for income taxes. Any intercompany sales and associated profit (and any other intercompany items) are eliminated from segment results.

	Year Ended
(In millions)	December 27, 2024	December 29, 2023	December 30, 2022
Revenues:
Products	$1,853.7	$1,501.6	$2,074.7
Services	243.9	232.9	299.6
Total segment revenues	$2,097.6	$1,734.5	$2,374.3

Cost of revenues:
Product	$1,569.7	$1,290.5	$1,712.3
Services	171.6	166.7	197.0
Total segment cost of revenues	$1,741.3	$1,457.2	$1,909.3

Operating expenses:
Products
Research and development	$18.8	$17.8	$17.6
Sales and marketing	46.7	41.4	43.9
General and administrative	139.1	122.0	210.4
Total Products operating expenses	$204.6	$181.2	$271.9
Services
Research and development	$9.5	$10.5	$10.9
Sales and marketing	10.6	10.4	10.5
General and administrative	40.4	40.0	51.3
Total Services operating expenses	60.5	60.9	72.7
Total segment operating expenses	$265.1	$242.1	$344.6

Segment operating profit:
Products	$79.4	$29.9	$90.4
Services	11.8	5.3	30.0
Total segment operating profit	$91.2	$35.2	$120.4

Reconciliation of segment operating profit:
Total segment operating profit	$91.2	$35.2	$120.4
Interest income	4.8	4.1	0.9
Interest expense	(46.5)	(48.8)	(33.9)
Other income (expense), net	17.7	(1.8)	0.9
Income (loss) before provision for income taxes	$67.2	$(11.3)	$88.3

Expenditures for segment property, plant and equipment
Products	$40.4	$62.4	$67.8
Services	23.1	13.4	32.3
Total expenditures for segment assets	$63.5	$75.8	$100.1

Depreciation and amortization
Products	$51.3	$36.4	$36.3
Services	24.8	25.3	32.1
Total depreciation and amortization	$76.1	$61.7	$68.4

(In millions)	December 27, 2024	December 29, 2023
Assets
Products	$1,657.0	$1,617.5
Services	262.9	250.2
Total segment assets	$1,919.9	$1,867.7
Long-lived assets comprise of operating lease right-of-use assets and property, plant and equipment, net, reported based on the location of the asset. The carrying amount of long-lived assets in United States, Malaysia, Israel, South Korea and other foreign countries were $176.9 million, $83.2 million, $75.2 million, $49.8 million and $101.8 million, respectively as of December 27, 2024, and $165.4 million, $84.3 million, $74.3 million, $54.3 million and $101.7 million, respectively as of December 29, 2023.

17. GOVERNMENT SUBSIDIES
In September 2021, the Company’s manufacturing operations in Singapore have been awarded a grant for up to $1.7 million from the Singapore Economic Development Board, which provides incentive grant payments for research and innovation scheme for the Company in Singapore. Under this agreement, the Company recorded subsidies of $0.2 million in fiscal year 2024, $0.8 million in fiscal year 2023 and $0.4 million in fiscal year 2022. These subsidies were recorded as an offset to cost of revenues and other operating expenses.
The Company also received unconditional subsidies of $0.4 million, $1.9 million and $1.0 million from the Chinese government during fiscal years 2024, 2023 and 2022, respectively. These subsidies were recognized as other income (expense), net in the Consolidated Statements of Operations.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable
Item 9A.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our chief executive officer and our chief financial officer concluded the disclosure controls and procedures were not effective as of December 27, 2024, the end of the period covered by this Annual Report on Form 10-K, due to material weaknesses in internal control over financial reporting described below.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.
Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2024 using the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 27, 2024.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The Company did not design and maintain effective controls relating to the: (i) sufficiency of processes related to identifying and analyzing risks to the achievement of objectives across the Company, (ii) sufficiency of competent personnel to analyze risks of material misstatement and develop internal control activities to support the achievement of the Company’s internal control objectives; and (iii) monitoring of control activities in accordance with established policies in a timely manner.
These material weaknesses contributed to the following additional material weaknesses:
(a) The Company did not design and maintain effective information technology (“IT”) general controls for certain information systems that are relevant to the preparation of its consolidated financial statements. Specifically, for certain of the Fluid Solutions operating subsidiaries in the Products segment which have not been migrated to the Company’s primary ERP system, the Company did not design and maintain (i) program change management controls to ensure that IT program and data changes are identified, tested, authorized and implemented appropriately, and (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate company personnel.
(b) The Company did not design and maintain effective controls for certain other international operating subsidiaries in the Products segment. Specifically, the Company did not design and maintain effective segregation of duties controls across various business processes, including journal entries.
The material weaknesses described above did not result in any material misstatements to annual or interim consolidated financial statements. However, these material weaknesses could result in misstatements of our consolidated financial statements that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
The effectiveness of the Company’s internal control over financial reporting as of December 27, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

Remediation Plan and Progress
Management has been executing and remains committed to implementing measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively.
In response to all unremediated material weaknesses, management has taken the following actions:
•engaged an external advisor to assist with evaluating and documenting the design and operating effectiveness of internal controls and to assist with the remediation of deficiencies, as necessary,
•hired additional IT, accounting, and finance personnel to support our remediation efforts, including a Vice President of Internal Audit, as well as third-party resources with relevant expertise to augment our internal resources,
•formalized roles and responsibilities within the organization to establish ownership of workstreams to identify and analyze risks of material misstatement, develop internal control activities to support the achievement of the Company’s internal control objectives, and monitor the effective performance of those control objectives,
•performed an entity-wide risk assessment of information technology systems and business processes by operating subsidiary, and
•assessed the specific training needs for newly hired and existing personnel and developed and delivered training programs designed to support our internal controls.
In response to the material weakness “(a)” management has taken the following actions:
•in process of designing and implementing change management and user access review controls for relevant information technology systems at certain Fluid Solutions operating subsidiaries not yet migrated to our primary ERP system. Management also continues to design and implement other user access controls to ensure appropriate segregation of duties that adequately restrict user access to our financial applications and data to appropriate company personnel.
In response to the material weakness “(b)” management has taken the following actions:
•in process of designing and implementing controls over segregation of duties assessments to identify key conflicts, establishing policies and procedures to maintain effective segregation of duties, and identifying and implementing mitigating controls for any key conflicts identified for certain other international operating subsidiaries in the Products segment which have not been migrated to the Company’s primary ERP system.
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
Remediation of Previously Reported Material Weaknesses
We previously disclosed material weaknesses in our internal control over financial reporting related to the following:
•the design of controls to determine the valuation of inventories, including the write down of inventory to its estimated market value less costs to sell and the validation and approval of inventory costing,
•the design of controls to validate the accuracy of certain data used within the operation of controls which affects substantially all financial statement account balances and disclosures, and
•the design of controls related to the review of cash flow forecasts used in the valuation of certain assets and liabilities acquired in a business combination. Specifically, the control activities related to the review of the inputs and assumptions utilized to develop the cash flow forecasts used in the valuation of acquired intangible assets and contingent earn-out liabilities were not designed at an appropriate level of precision.
During the quarter ended September 27, 2024, we completed the following activities as part of remediating these material weaknesses:

•designed and implemented controls over valuation of inventories, including review and assessment of the methodology for the valuation of inventories, including the write down of inventory to its estimated market value less costs to sell,
•designed and implemented controls over validation and approval of inventory costing,
•established ongoing education and training of control owners on how to assess the accuracy and completeness of relevant data used within the operation of controls, including the adequate levels of evidence and documentation required to support such procedures,
•designed and implemented an additional control activity in each IT dependent manual control to validate the accuracy of data used within the operation of controls,
•designed and implemented controls over the review of cash flow forecasts utilized in the valuation of contingent earn-out liabilities including review of the inputs and assumptions utilized to develop the cash flow forecasts at an appropriate level of precision, and
•designed controls that stand ready to operate in a future business combination to review the inputs and assumptions utilized to develop the cash flow forecasts in the valuation of intangible assets at an appropriate level of precision.
During the quarter ended December 27, 2024, we completed our testing of both the design and operating effectiveness of these controls and have determined that controls operated for a sufficient period of time for management to conclude that these material weaknesses have been remediated as of December 27, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal fourth quarter ended December 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Pursuant to Paragraph G (3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our December 27, 2024 Annual Meeting of Stockholders.
Item 10.             Directors, Executive Officers and Corporate Governance
The information required by this item concerning directors and corporate governance is incorporated by reference to the section entitled, “Election of Directors” in our Proxy Statement for the December 27, 2024 Annual Meeting of Stockholders.
For information with respect to Executive Officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers.”
The information required by this item with respect to Section 16(a) beneficial reporting compliance is incorporated by reference to the section entitled, “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the December 27, 2024 Annual Meeting of Stockholders.
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
Insider Trading Policies and Procedures
We have adopted insider trading policies and procedures governing the purchase, sale and other dispositions of our securities by directors, officers and employees that are designed to promote compliance with insider trading laws, rules and regulations, and applicable NASDAQ listing standards, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
Item 11.             Executive Compensation
The information required by this item regarding the security ownership of certain beneficial owners is incorporated by reference to the sections entitled “Executive Officer Compensation” and “Election of Directors” in our Proxy Statement for the December 27, 2024 Annual Meeting of Stockholders.
Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the December 27, 2024 Annual Meeting of Stockholders.
The table below summarizes our equity plan information as of December 27, 2024:

(Shares in millions) Plan Category	(a) Number of Securities to be Issued Upon Exercise/Vest of Outstanding Options, Awards Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) (1) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	1.4	$—	1.4
(1)Consists of the 2003 Stock Incentive Plan, as amended, and, for purposes of column (c), the Employee Stock Purchase Plan. Since restricted stock units do not have an exercise price, they are excluded from the calculations in column (b) of the table above.

Item 13.             Certain Relationships and Related Transactions
The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Party Transactions” in our Proxy Statement for the December 27, 2024 Annual Meeting of Stockholders.
Item 14.             Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the section entitled “Ratification of the Appointment of Our Independent Registered Public Accounting Firm” in our Proxy Statement for the December 27, 2024 Annual Meeting of Stockholders.

Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	San Jose, California

Part IV
Item 15.             Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this Form 10-K:
1.Financial Statements:
2.Financial statement schedules not listed have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.
3.Exhibits

Exhibit Index

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of July 24, 2018, among Quantum Global Technologies, LLC, Ultra Clean Holdings, Inc., Falcon Merger Subsidiary, LLC and G-Squared Partners, LLC (as the representative of the unitholders of the Company)	8-K	000-50646	July 25, 2018	2.1

2.2	Agreement and Plan of Merger by and among Ultra Clean Holdings, Inc., Sir Daibus Ltd., Bealish Ltd. and Ham-Let (Israel – Canada) Ltd.	8-K	000-50646	December 17, 2020	2.1

2.3	HIS Merger Agreement					X

3.1	Amended and Restated Certificate of Incorporation of Ultra Clean Holdings, Inc.	S-1/A	333-11904	March 2, 2004	3.1

3.2	Amended and Restated Bylaws of Ultra Clean Holdings, Inc.	10-Q	000-50646	May 2, 2016	3.1

4.1	Specimen Stock Certificate	S-1/A	333-11904	March 8, 2004	4.1

4.2	Description of Securities Registered Under Section 12 of the Exchange Act	10-K	000-50646	March 6, 2024	4.2

10.1†	Ultra Clean Holdings, Inc. Amended and Restated Stock Incentive Plan (amended and restated as of May 17, 2023)	10-K	000-50646	March 6, 2024	10.1
10.2†	Form of Stock Option Agreement	S-1/A	333-11904	March 8, 2004	10.6

10.3†	Form of Award Agreement	S-1/A	333-11904	March 8, 2004	10.13

10.4†	Form of Restricted Stock Unit Award Agreement	10-K	000-50646	March 12, 2008	10.18

10.5†	Employee Stock Purchase Plan (amended and restated as of May 17, 2023)	10-K	000-50646	March 6, 2024	10.5

10.6†	Form of Indemnification Agreement between Ultra Clean Holdings, Inc. and each of its directors and executive officers	S-1/A	333-11904	March 2, 2004	10.10

10.7†	Severance Policy for Executive Officers (amended as of October 26, 2018)	8-K	000-50646	November 1, 2018	10.1

10.8†	Offer Letter between Ultra Clean Holdings, Inc. and James P. Scholhamer dated January 3, 2015	8-K	000-50646	January 5, 2015	99.1

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.9†	Change in Control Severance Agreement dated as of January 19, 2015 by and between Ultra Clean Holdings, Inc. and James P. Scholhamer	10-K	000-50646	March 11, 2015	10.18

10.10†	Promotion Letter between Ultra Clean Holdings, Inc. and Sheri Savage (previously Sheri Brumm) dated February 18, 2016	10-K	000-50646	March 9, 2016	10.18

10.11†	Offer Letter between Ultra Clean Holdings, Inc. and Sheri Savage (previously Sheri Brumm) dated July 7, 2016	8-K	000-50646	July 12, 2016	99.1

10.12†	Change in Control Severance Agreement between Ultra Clean Holdings, Inc. and Sheri Savage (previously Sheri Brumm) dated July 7, 2016	8-K	000-50646	July 12, 2016	99.2

10.13†	Amendment to Offer Letter and Change in Control Severance Agreement dated as of July 25, 2017 by and between Ultra Clean Holdings, Inc. and James P. Scholhamer	10-Q	000-50646	August 9, 2017	10.2

10.14	Credit Agreement, dated as of August 27, 2018, among Ultra Clean Holdings, Inc., Barclays Bank PLC, as administrative agent, and the lenders party thereto	8-K	000-50646	August 31, 2018	10.1

10.15	Guarantee and Collateral Agreement in favor of Barclays Bank PLC and the other Lenders party thereto, dated as of August 27, 2018, made by Ultra Clean Holdings, Inc. and the other Grantors referred to therein and from time to time party thereto	8-K	000-50646	August 31, 2018	10.2

10.16	Amendment Agreement, dated as of October 1, 2018, among Ultra Clean Holdings, Inc., any Subsidiary Borrowers, Barclays Bank PLC, as administrative agent, and the lenders party thereto	8-K	000-50646	October 4, 2018	10.1

10.17	Second Amendment, dated as of March 31, 2021, by and among Ultra Clean Holdings, Inc., the subsidiaries of Ultra Clean Holdings, Inc. party thereto, Barclays Bank PLC, as administrative agent and the lenders party thereto	8-K	000-50646	April 5, 2021	10.1

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.18	Third Amendment, dated as of August 19, 2022, by and among Ultra Clean Holdings, Inc., the subsidiaries of Ultra Clean Holdings, Inc. party thereto, Barclays Bank PLC, as administrative agent and the lenders party thereto	8-K	000-50646	August 20, 2022	10.1

10.19	Fourth Amendment, dated as of June 29, 2023, by and among Ultra Clean Holdings, Inc., the subsidiaries of Ultra Clean Holdings, Inc. party thereto, Barclays Bank PLC, as administrative agent and the lenders party thereto	8-K	000-50646	July 6, 2023	10.1

10.20	Fifth Amendment, dated as of July 27, 2023, by and among Ultra Clean Holdings, Inc., the subsidiaries of Ultra Clean Holdings, Inc. party thereto, Barclays Bank PLC, as administrative agent and the lenders party thereto	8-K	000-50646	August 1, 2023	10.1

10.21	Sixth Amendment, dated as of April 4, 2024, by and among Ultra Clean Holdings, Inc., Barclays Bank PLC, as administrative agent and the lenders party thereto	8-K	000-50646	April 9, 2024	10.1

10.22	Seventh Amendment, dated as of October 8, 2024, by and among Ultra Clean Holdings, Inc., the subsidiaries of Ultra Clean Holdings, Inc. party thereto, Barclays Bank PLC, as administrative agent and the lenders party thereto	8-K	000-50646	October 10, 2024	10.1

10.23†	Form of Change in Control Severance Agreement for Executive Officers	8-K	000-50646	November 1, 2018	10.2

19.1	Ultra Clean Holdings, Inc. Insider Trading Policy					X

21.1	Subsidiaries of Ultra Clean Holdings, Inc.					X

23.1	Consent of Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm					X

23.2	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on signature page)					X

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Compensation Recoupment Policy	10-K	000-50646	March 6, 2024	97.1

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
†Denotes management contract or compensatory plan.
Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultra Clean Holdings, Inc.

By:	/S/ JAMES P. SCHOLHAMER
James P. Scholhamer
Chief Executive Officer
Date: February 25, 2025
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

Signature	Title	Date

/S/ CLARENCE L. GRANGER	Chairman	February 25, 2025
Clarence L. Granger

/S/ JAMES P. SCHOLHAMER	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2025
James P. Scholhamer

/S/ SHERI SAVAGE	Chief Financial Officer (Principal Financial Officer)	February 25, 2025
Sheri Savage

/S/ BRIAN E. HARDING	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2025
Brian E. Harding

/S/ THOMAS T. EDMAN	Director	February 25, 2025
Thomas T. Edman

/S/ DAVID T. IBNALE	Director	February 25, 2025
David T. IbnAle

/S/ EMILY M. LIGGETT	Director	February 25, 2025
Emily M. Liggett

/S/ ERNEST E. MADDOCK	Director	February 25, 2025
Ernest E. Maddock

/S/ BARBARA V. SCHERER	Director	February 25, 2025
Barbara V. Scherer

/S/ JACQUELINE A. SETO	Director	February 25, 2025
Jacqueline A. Seto

/S/ JOANNE SOLOMON	Director	February 25, 2025
Joanne Solomon