Form 10-Q
period 2025-03-28
Ultra Clean Holdings, Inc.
filed 2025-04-29
CIK 1275014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the issuer’s common stock as of April 25, 2025: 45,149,090

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 28, 2025	December 27, 2024
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$317.6	$313.9
Accounts receivable, net of allowance for credit losses of $1.4 and $2.1 at March 28, 2025 and December 27, 2024, respectively	217.9	241.1
Inventories	374.6	381.0
Prepaid expenses and other current assets	37.7	34.1
Total current assets	947.8	970.1
Property, plant and equipment, net	328.6	325.9
Goodwill	265.3	265.3
Intangible assets, net	177.6	184.9
Deferred tax assets, net	3.5	3.1
Operating lease right-of-use assets	157.2	161.0
Other non-current assets	11.0	9.6
Total assets	$1,891.0	$1,919.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$10.0	$16.0
Accounts payable	207.4	212.5
Accrued compensation and related benefits	39.7	50.1
Operating lease liabilities	18.6	18.6
Other current liabilities	37.5	38.4
Total current liabilities	313.2	335.6
Bank borrowings, net of current portion	470.9	476.5
Deferred tax liabilities	16.2	16.1
Operating lease liabilities	146.9	149.2
Other liabilities	7.0	6.7
Total liabilities	954.2	984.1
Commitments and contingencies (See Note 9)
Equity:
UCT stockholders’ equity:
Preferred stock — $0.001 par value, 10.0 shares authorized; none outstanding	—	—
Common stock — $0.001 par value, 90.0 shares authorized; 46.6 and 46.6 shares issued and 45.1 and 45.1 shares outstanding at March 28, 2025 and December 27, 2024, respectively	0.1	0.1
Additional paid-in capital	561.3	558.4
Common shares held in treasury, at cost, 1.5 and 1.5 shares at March 28, 2025 and December 27, 2024, respectively	(45.0)	(45.0)
Retained earnings	365.4	370.4
Accumulated other comprehensive loss	(9.8)	(10.3)
Total UCT stockholders’ equity	872.0	873.6
Noncontrolling interests	64.8	62.2
Total equity	936.8	935.8
Total liabilities and equity	$1,891.0	$1,919.9
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 28, 2025	March 29, 2024
(In millions, except per share amounts)
Revenues:
Products	$457.0	$418.5
Services	61.6	59.2
Total revenues	518.6	477.7
Cost of revenues:
Products	390.3	354.0
Services	44.3	41.1
Total cost revenues	434.6	395.1
Gross margin	84.0	82.6
Operating expenses:
Research and development	7.6	7.0
Sales and marketing	14.9	13.7
General and administrative	48.6	44.6
Total operating expenses	71.1	65.3
Income from operations	12.9	17.3
Interest income	1.1	1.4
Interest expense	(9.9)	(12.2)
Other income (expense), net	0.8	(3.8)
Income before provision for income taxes	4.9	2.7
Provision for income taxes	7.4	9.9
Net loss	(2.5)	(7.2)
Less: Net income attributable to noncontrolling interests	2.5	2.2
Net loss attributable to UCT	$(5.0)	$(9.4)

Net loss per share attributable to UCT common stockholders:
Basic	$(0.11)	$(0.21)
Diluted	$(0.11)	$(0.21)
Shares used in computing net income loss per share:
Basic	45.1	44.6
Diluted	45.1	44.6
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 28, 2025	March 29, 2024
(In millions)
Net loss	$(2.5)	$(7.2)
Other comprehensive income (loss):
Change in cumulative translation adjustment, net of tax	0.6	(4.4)
Total other comprehensive income (loss)	0.6	(4.4)
Comprehensive loss	(1.9)	(11.6)
Comprehensive income (loss), attributable to noncontrolling interests	2.6	(0.1)
Comprehensive loss attributable to UCT	$(4.5)	$(11.5)
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 28, 2025	March 29, 2024
(In millions)
Cash flows from operating activities:
Net loss	$(2.5)	$(7.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11.7	11.5
Amortization of intangible assets	7.3	7.7
Stock-based compensation	2.9	3.5
Amortization of debt issuance costs	0.6	1.0
Change in the fair value of financial instruments	(0.1)	1.8
Deferred income taxes	(0.3)	(0.7)
Changes in assets and liabilities:
Accounts receivable	23.1	(13.7)
Inventories	6.4	(13.6)
Prepaid expenses and other current assets	(0.6)	(0.8)
Other non-current assets	0.2	0.7
Accounts payable	(8.5)	25.1
Accrued compensation and related benefits	(10.4)	(10.6)
Income taxes payable	(0.7)	2.1
Operating lease assets and liabilities	1.4	(1.1)
Other liabilities	(2.3)	4.1
Net cash provided by operating activities	28.2	9.8
Cash flows from investing activities:
Purchases of property, plant and equipment	(12.4)	(18.0)
Proceeds from sale of equipment	—	0.1
Net cash used in investing activities	(12.4)	(17.9)
Cash flows from financing activities:
Principal payments on bank borrowings	(12.0)	(4.5)
Other financing activities	(0.2)	—
Net cash used in financing activities	(12.2)	(4.5)
Effect of exchange rate changes on cash and cash equivalents	0.1	(1.4)
Net increase (decrease) in cash and cash equivalents	3.7	(14.0)
Cash and cash equivalents at beginning of period	313.9	307.0
Cash and cash equivalents at end of period	$317.6	$293.0
Supplemental cash flow information:
Income taxes paid, net of income tax refunds	$8.6	$8.1
Interest paid	$12.7	$11.2
Non-cash investing and financing activities:
Property, plant and equipment purchased included in accounts payable and other liabilities	$6.8	$7.3
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 28, 2025
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance December 27, 2024	45.1	$0.1	$558.4	1.5	$(45.0)	$370.4	$(10.3)	$873.6	$62.2	$935.8
Stock-based compensation expense	—	—	2.9	—	—	—	—	2.9	—	2.9
Net income (loss)	—	—	—	—	—	(5.0)	—	(5.0)	2.5	(2.5)
Other comprehensive income	—	—	—	—	—	—	0.5	0.5	0.1	0.6
Balance March 28, 2025	45.1	$0.1	$561.3	1.5	$(45.0)	$365.4	$(9.8)	$872.0	$64.8	$936.8

	Three Months Ended March 29, 2024
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance December 29, 2023	44.6	$0.1	$541.5	1.5	$(45.0)	$346.7	$(4.4)	$838.9	$58.3	$897.2
Stock-based compensation expense	—	—	3.5	—	—	—	—	3.5	—	3.5
Net income (loss)	—	—	—	—	—	(9.4)	—	(9.4)	2.2	(7.2)
Other comprehensive loss	—	—	—	—	—	—	(2.1)	(2.1)	(2.3)	(4.4)
Balance March 29, 2024	44.6	$0.1	$545.0	1.5	$(45.0)	$337.3	$(6.5)	$830.9	$58.2	$889.1

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
Basis of Presentation — The unaudited Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q include the accounts of the Company and its majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. This financial information reflects all adjustments which are, in the opinion of the Company, normal, recurring and necessary for a fair statement of the results of operations, financial position, and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted from the interim financial statements in this Quarterly Report on Form 10-Q. Therefore, these unaudited financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 27, 2024.
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
Significant Accounting Policies — There were no changes to the accounting policies disclosed in Note 1, Organization and Significant Accounting Polices of the Company’s Annual Report on Form 10-K for the year ended December 27, 2024 that had a material impact on the Company’s condensed consolidated financial statements and related notes.
Accounting Standards Recently Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU No. 2023-09”). ASU No. 2023-09 enhances the transparency and usefulness of income tax disclosures by requiring consistent categories and greater disaggregation in the rate reconciliation, as well as disaggregation of income taxes paid by jurisdiction. The ASU also includes other amendments aimed at improving the effectiveness of income tax disclosures.
The Company adopted ASU No. 2023-09 prospectively in the first quarter of fiscal year 2025. The adoption did not have a material impact on the Company’s interim condensed consolidated financial statements but is expected to result in expanded annual income tax disclosures beginning with the Company’s Form 10-K for the fiscal year ending December 26, 2025.
Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU No. 2024-03”). ASU No. 2024-03 requires entities to provide disaggregated disclosure of certain expense categories, including but not limited to, inventory purchases, employee compensation, depreciation, amortization, and depletion, within relevant income statement captions.

Index to Notes

In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which confirmed that the guidance in ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The guidance is to be applied prospectively, although retrospective application is allowed.
The Company is currently evaluating the impact of ASU 2024-03 and ASU 2025-01 on its financial statement disclosures.
2. BALANCE SHEET INFORMATION
Inventories consisted of the following:

(In millions)	March 28, 2025	December 27, 2024
Raw materials	$202.2	$195.4
Work in process	117.1	130.8
Finished goods	55.3	54.8
Total	$374.6	$381.0
Property, plant and equipment, net, consisted of the following:

(In millions)	March 28, 2025	December 27, 2024
Land	$5.7	$5.7
Buildings	52.4	52.2
Leasehold improvements	134.8	138.7
Machinery and equipment	223.7	222.4
Computer equipment and software	76.0	78.2
Furniture and fixtures	4.9	4.8
	497.5	502.0
Accumulated depreciation	(213.4)	(214.0)
Construction in progress	44.5	37.9
Total	$328.6	$325.9
Capitalized interest was not significant for the three months ended March 28, 2025, or for the fiscal year ended December 27, 2024.

Index to Notes
3. FAIR VALUE
The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

		Fair Value Measurement at Reporting Date Using
Description	March 28, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other liabilities:
Pension obligation	$1.9	$—	$—	$1.9

		Fair Value Measurement at Reporting Date Using
Description	December 27, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other non-current assets:
Plan assets	$0.1	$—	$—	$0.1
Other liabilities:
Pension obligation	$1.7	$—	$—	$1.7
Contingent earn-out	$0.1	$—	$—	$0.1
The estimated fair value of pension obligation is based on expected years of service and average compensation. The valuation model used to value pension obligation utilizes mortality rate, inflation, interest rate risks and changes in the life expectancy for pensioners. These assumptions are routinely made in the appraisal process by the independent actuary resulting in a Level 3 classification. As of March 28, 2025, the Company’s aggregate pension benefit obligations was $12.6 million and the fair value of the pension plan assets was $10.7 million, resulting in underfunded pension benefit obligations of $1.9 million. The Company recognizes the overfunded or underfunded status of defined benefit pension plans, measured as the difference between the fair value of the plan assets and the benefit obligation. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability.
Prior to March 28, 2025, the Company measured its contingent earn-out liabilities at fair value on a recurring basis using a Monte Carlo simulation model. The significant unobservable inputs used in the model included the forecasted operating profit of the acquired business during the earn-out period ending in calendar year 2025. Significant increases or decreases to the forecasted results would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the contingent earn-out liability on the acquisition date is reflected as cash used in financing activities in the consolidated statements of cash flows. Any amount paid in excess of the contingent earn-out liability on the acquisition date will be reflected as cash used in operating activities in the consolidated statements of cash flows.
As of March 28, 2025, the Company reassessed the fair value of the contingent earn-out associated with the acquisition of HIS, decreasing the fair value from $0.1 million as of December 27, 2024, to zero as of March 28, 2025. The $0.1 million decrease was recorded as Other income (expense), net in the Condensed Consolidated Statements of Operations. The change in fair value was primarily due to lower-than-expected financial performance.
For the three months ended March 29, 2024, the Company recorded $1.3 million loss related to the change in the fair value of contingent earn-out. This amount was also recorded as other income (expense), net in the Condensed Consolidated Statements of Operations.
There were no transfers in or out of any level during the three months ended March 28, 2025 and March 29, 2024. Fair value adjustments were noncash, and therefore did not impact the Company’s liquidity or capital resources.

Index to Notes
4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the consideration transferred over the fair value of the tangible and identifiable intangible assets acquired, less the liabilities assumed in a business combination. There were no changes in the carrying amount of goodwill by segment during the three months ended March 28, 2025.
Details of aggregate goodwill of the Company are as follows:

(In millions)	Products	Services	Total
Balance at March 28, 2025	$191.8	$73.5	$265.3
Historically, the Products segment was organized into four reporting units, Fluid Solutions, HIS, Fluid Delivery Systems and Core Products. The Company reevaluated its reporting units and determined that as of December 28, 2024, HIS no longer qualified as a separate reporting unit. As a result, since that date, HIS and Core Products are combined in a single reporting unit. Accordingly, the Company performed the required impairment assessments directly before and immediately after the change in reporting units and concluded that it was not more likely than not that the fair values of any of the Company’s previous or new reporting units were less than their respective carrying amounts. During the three months ended March 28, 2025, the Company did not recognize any impairment charges or additions to goodwill.
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
Details of intangible assets were as follows:

		As of March 28, 2025			As of December 27, 2024
(Dollars in millions)	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	6 - 10	$207.2	$(122.2)	$85.0	$207.2	$(117.4)	$89.8
Recipes	20	73.2	(24.1)	49.1	73.2	(23.2)	50.0
Intellectual property/know-how	7 - 15	48.9	(23.9)	25.0	48.9	(22.8)	26.1
Tradename	4 - 6*	32.5	(23.1)	9.4	32.5	(22.9)	9.6
Standard operating procedures	20	8.6	(2.8)	5.8	8.6	(2.7)	5.9
Developed technology	5	4.6	(1.3)	3.3	4.6	(1.1)	3.5
Total		$375.0	$(197.4)	$177.6	$375.0	$(190.1)	$184.9
*The Company concluded that the asset life of UCT tradename of $9.0 million is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
The Company amortizes its intangible assets on a straight-line or accelerated basis over the estimated economic life of the assets. Amortization expense was approximately $7.3 million and $7.7 million for the three months ended March 28, 2025 and March 29, 2024, respectively. Amortization expense related to recipes, standard operating procedures, developed technology and certain intellectual property/know-how is charged to cost of revenues and the remainder is charged to

Index to Notes
general and administrative expense. As of March 28, 2025, future estimated amortization expense is expected to be as follows:

(In millions)	Amortization Expense
2025 (remaining in year)	$20.8
2026	27.2
2027	26.9
2028	23.8
2029	16.2
Thereafter	53.7
Total	$168.6
5. BORROWING ARRANGEMENTS
On October 8, 2024, the Company entered into the Seventh Amendment to its Credit Agreement, originally dated August 27, 2018, as amended. The Seventh Amendment, among other changes, reduced the interest rate on the term loan facility by 0.25% per annum.
The term loan facility has a maturity date of February 25, 2028. The Company pays monthly interest payments in arrears and quarterly principal payments of 0.625% of the outstanding principal balance since October 8, 2024, with the remaining principal paid upon maturity.
The revolving credit facility has aggregate commitments of $150.0 million and a maturity date of August 27, 2027. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. Outstanding letters of credit reduce the availability of the revolving credit facility and, as of March 28, 2025, the Company had $146.4 million, net of $3.6 million of outstanding letters of credit, available under this revolving credit facility.
The letter of credit facility has an available commitment of $50.0 million and a maturity date of August 27, 2027. The Company pays a quarterly fee in arrears on the dollar equivalent of all outstanding letters of credit equal to the applicable margin for the revolving credit facility, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of March 28, 2025, the Company had $3.6 million of outstanding letters of credit and $46.4 million of available commitments remaining under the letter of credit facility.
Under the Credit Agreement, the Company may elect that the Term Loan bear interest at a rate per annum equal to either (a) “ABR” (as defined in the Credit Agreement), plus the applicable margin or (b) the “Term SOFR” (as defined in the Credit Agreement), plus the applicable margin. The applicable margin for the Term Loan is equal to a rate per annum equal to either (i) at any time that the Company’s corporate family rating is Ba3 (with a stable outlook) or higher from Moody’s and BB- (with a stable outlook) or higher from S&P, (x) 3.00% for such Term SOFR loans and (y) 2.00% for such ABR term loans or (ii) at all other times, (x) 3.25% for such Term SOFR loans and (y) 2.25% for such ABR term loans. Interest on the Term Loan is payable on (1) in the case of such ABR term loans, the last day of each calendar quarter and (2) in the case of such Term SOFR loans, the last day of each relevant interest period and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period.
At March 28, 2025, the Company had an outstanding amount under the Term Loan of $487.5 million, gross of unamortized debt issuance costs of $6.6 million. As of March 28, 2025, the interest rate on the outstanding Term Loan was 7.6%.
The Credit Agreement requires the Company to maintain certain financial covenants including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio as of the last day of any fiscal quarter. The Company currently has no revolving loans outstanding under the Credit Agreement. As of March 28, 2025, the Company was in compliance with the financial covenants contained within the Credit Agreement.
The Company maintains credit agreements with a local bank in Czechia and with a financial institution in Israel, which provide for revolving credit facilities of up to 7.0 million euros (approximately $7.5 million) and $5.0 million, respectively. As of March 28, 2025, there were no borrowings outstanding under these facilities.
As of March 28, 2025, the Company’s total bank debt was $480.9 million, net of unamortized debt issuance costs of $6.6 million. As of March 28, 2025, the Company had $146.4 million, $5.0 million, and $7.5 million available to draw from its credit facilities in the U.S., Israel and Czechia, respectively.

Index to Notes
The fair value of the Company’s long-term debt is based on Level 2 inputs, and was determined using quoted prices for similar instruments in inactive markets. The Company’s carrying value approximates fair value for the Company’s long-term debt.
6. INCOME TAX
The Company’s effective tax rate was 151.0% and 366.7% for the three months ended March 28, 2025 and March 29, 2024, respectively. The income tax provision was $7.4 million and $9.9 million for the three months ended March 28, 2025 and March 29, 2024, respectively. The change in respective tax rates reflects, primarily, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full valuation allowances on deferred tax assets. Company management continuously evaluates the need for a valuation allowance and, as of March 28, 2025, concluded that a full valuation allowance on its U.S. federal and state and certain of its foreign deferred tax assets was still appropriate.
As of March 28, 2025 and March 29, 2024, the Company’s gross liability for unrecognized tax benefits, excluding interest, was $2.4 million and $2.9 million, respectively. Increases or decreases to interest and penalties on uncertain tax positions are included in the income tax provision in the Condensed Consolidated Statements of Operations. Although it is possible that some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.
The Organization for Economic Co-operation and Development and the G20 Inclusive Framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) have put forth Pillar Two proposals that ensure a minimal level of taxation. Several countries in which the Company operates have adopted legislation to implement the Inclusive Framework’s global corporate minimum tax rate of fifteen percent. This legislation became effective in certain jurisdictions the Company operates in for the current fiscal year, ending December 26, 2025. Based on the Company’s current analysis of the enacted Pillar Two provisions and transitional safe harbor provisions, Pillar Two will not have a significant impact on the Company's financial statements for fiscal year 2025
7. RETIREMENT PLANS
Defined Benefit Plans
Cinos Korea has a noncontributory defined benefit pension plan covering substantially all of its employees upon their retirement. The Company’s entities in Israel also have noncontributory defined benefit pension plans covering their employees upon their retirement. The benefits for these plans are based on expected years of service and average compensation. The net period costs are recognized as employees render the services necessary to earn the postretirement benefits. The Company records annual amounts relating to the pension plan based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, compensation increases and turnover rates. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current and expected rates of return and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in accumulated other comprehensive income and amortized to net periodic cost over future periods using the corridor method. The Company believes that the assumptions utilized in recording its obligations under the plans are reasonable based on its experience and market conditions.
As of March 28, 2025, the benefit obligation of the plans was $12.6 million and the fair value of the benefit plan assets was $10.7 million which are invested in several fixed deposit accounts with financial institutions. As of March 28, 2025, the underfunded balance of the plans of $1.9 million has been recorded by the Company and is included in other liabilities.
Amounts recognized in accumulated other comprehensive income (loss) and contributions made for the three months ended March 28, 2025 and March 29, 2024 were negligible.
As of March 28, 2025, the Company’s future estimated payment obligations for the respective fiscal years are as follows:

Index to Notes

(In millions)
2025	$1.6
2026	1.7
2027	2.6
2028	1.3
2029	1.2
Thereafter	11.2
Total	$19.6
Employee Savings and Retirement Plan
The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all U.S. employees who meet certain eligibility requirements. Participants can elect to contribute to the 401(k) Plan, on a pre-tax basis, up to 25% of their salary to a maximum of the IRS limit. The Company matches 50.0% of each employee's contribution, up to a maximum of 6% of the employee’s eligible earnings. The Company made discretionary employer contributions of $1.0 million to the 401(k) Plan for each of the three months ended March 28, 2025 and March 29, 2024.
8. COMMITMENTS AND CONTINGENCIES
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
9. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Treasury Stock
On October 20, 2022, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $150 million of the Company’s common stock over a three-year period. No shares were repurchased under this program for the three months ended March 28, 2025 and March 29, 2024.
As of March 28, 2025, 1.4 million shares had been repurchased under the program and they are held in treasury stock. The Company records treasury stock using the cost method. The Company may reissue these treasury shares as part of its stock-based compensation programs.
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
10. EMPLOYEE STOCK PLANS
Employee Stock Plans

Index to Notes
The Company grants stock awards in the form of restricted stock units (“RSUs”) and performance stock units (“PSUs”) to its employees as part of the Company’s long-term equity compensation plan. These stock awards are granted to employees with a unit purchase price of zero dollars and typically vest over three years, subject to the employee’s continued service with the Company and, in the case of PSUs, subject to achieving certain performance goals and market conditions. The Company also grants common stock to its board members in the form of restricted stock awards (“RSAs”), which vest on the earlier of the next Annual Shareholder Meeting, or 365 days from date of grant. The aggregate number of shares authorized for issuance under the plan is 1.3 million.
Stock-based compensation expense includes compensation costs related to estimated fair values of awards granted. The estimated fair value of the Company’s equity-based awards is amortized on a straight-line basis over the awards’ vesting period and is adjusted for performance as it relates to PSUs.
The following table shows the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended
(In millions)	March 28, 2025	March 29, 2024
Cost of revenues (1)	$0.4	$0.4
Research and development	0.1	0.1
Sales and marketing	0.5	0.4
General and administrative	1.9	2.6
Total stock-based compensation	$2.9	$3.5
(1)Stock-based compensation expense capitalized in inventory for the three months ended March 28, 2025 and March 29, 2024 were immaterial.
For the three months ended March 28, 2025 and March 29, 2024, 51 thousand and 24 thousand RSUs were granted with a weighted average fair value of $25.61 and $44.21 per share, respectively.
No PSUs were granted for the three months ended March 28, 2025 and March 29, 2024.
For the three months ended March 28, 2025, 1 thousand RSAs were granted with a weighted fair value of $24.96. No RSAs were granted for the three months ended March 29, 2024.
The following table summarizes the Company’s combined RSU, PSU and RSA activity for the three months ended March 28, 2025:

(In millions)	Number of Shares	Aggregate Intrinsic Value
Outstanding at December 27, 2024	1.4	$52.0
Granted	0.1
Vested	0.0
Forfeited	(0.4)
Outstanding at March 28, 2025	1.1	24.9
Expected to vest at March 28, 2025	1.1	$24.8
As of March 28, 2025, approximately $21.8 million of unrecognized stock-based compensation cost related to employee and director awards remains to be amortized on a straight-line basis over a weighted average period of 1.6 years, and will be adjusted for subsequent changes in future grants. The total unamortized expense of the Company’s unvested RSAs as of March 28, 2025 was $0.2 million.
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

Index to Notes
subject to PSU awards do not have voting rights of common stock until earned and issued following the end of the three-year performance period.
Employee Stock Purchase Plan
The ESPP permits employees to purchase common stock at a discount through payroll withholdings at certain specified dates (purchase period) within a defined offering period. The purchase price is 85% of the fair market value of the common stock at the end of the purchase period and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The aggregate number of shares authorized for issuance under the plan is 1.1 million.
The Company recorded $0.2 million of expense related to ESPP for each of the three months ended March 28, 2025 and March 29, 2024. No shares were issued under the ESPP during either of these periods.
11. REVENUE RECOGNITION
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
The Company’s products are manufactured and services provided at the Company’s locations throughout the Americas, Asia Pacific and Europe and the Middle East (“EMEA”). Sales to customers are initiated through a purchase order and are governed by our standard terms and conditions, written agreements, or both. Revenue is recognized when performance obligations under the terms of an agreement with a customer are satisfied; generally, this occurs with the transfer of control of the products or when the Company provides the services. Based on the enforceable rights included in our agreements or prevailing terms and conditions, products produced by the Company without an alternative use are not protected by an enforceable right of payment that includes a reasonable profit throughout the duration of the agreement. Consignment sales are recognized in revenue at the earlier of the period that the goods are consumed or after a period of time subsequent to receipt by the customer as specified by terms of the agreement, provided control of the promised goods or services has transferred.
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value-add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Certain of our customers may receive cash-based incentives, such as rebates or credits, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. As of March 28, 2025, the total unpaid rebates amounted to $2.3 million, of which $0.6 million was recorded as a reduction to accounts receivable, and $1.7 million was recorded within accounts payable. Accruals for unpaid customer rebates of $2.3 million as of December 27, 2024, were netted against accounts receivable. The Company’s disaggregated revenues are apportioned by segments within the Company’s Condensed Consolidated Statement of Operations. Certain services performed by the Company related to products sold to customers are included in Products revenue in the Condensed Consolidated Statement of Operations. These services are not material for any of the periods presented.
The Company’s principal markets include Americas, Asia Pacific and EMEA. The Company’s foreign operations are conducted primarily through its subsidiaries in China, Malaysia, Singapore, Israel, Taiwan, South Korea, the United

Index to Notes
Kingdom and the Czechia. Revenues by geographic area are categorized based on the customer’s location to which the products were shipped or services were performed. The following table sets forth revenue by geographic area (in millions):

	Three Months Ended
	March 28, 2025	March 29, 2024
Singapore	$203.60	$157.3
United States	119.8	141.0
China	33.3	54.9
Austria	46.1	37.5
South Korea	29.7	23.6
Malaysia	24.5	7.2
Taiwan	13.3	15.5
Others	48.3	40.7
Total	$518.6	$477.7
The Company’s most significant customers (having individually accounted for 10% or more of revenues) are from Products segment and their related revenues as a percentage of total revenues were as follows:

	Three Months Ended
	March 28, 2025	March 29, 2024
Lam Research Corporation	36.1%	31.4%
Applied Materials, Inc.	22.8	22.7
Total	58.9%	54.1%
Two customers’ gross accounts receivable balances, Lam Research Corporation and ASML Holding NV, were individually greater than 10% of gross accounts receivable as of March 28, 2025, in the aggregate approximately 26.7% of the Company’s total gross accounts receivable.
Three customers’ gross accounts receivable balances, Applied Materials, Inc., Lam Research Corporation and ASML Holding NV were individually greater than 10% of gross accounts receivable as of December 27, 2024, in the aggregate approximately 41.9% of total gross accounts receivable.
12. LEASES
The Company leases land, offices, facilities and equipment in locations throughout the United States, Asia Pacific and EMEA.

Index to Notes
13. NET LOSS PER SHARE
Potential common shares from employee stock plans totaling 0.3 million and 0.5 million for the three months ended March 28, 2025 and March 29, 2024, respectively, were excluded from the computation of diluted loss per share because their effect would have been antidilutive due to the net loss incurred in those periods.
The table below presents the calculation of basic and diluted loss per share:

	Three Months Ended
(In millions, except share amounts)	March 28, 2025	March 29, 2024
Numerator:
Net loss attributable to UCT	$(5.0)	$(9.4)
Denominator:
Basic weighted average common shares outstanding	45.1	44.6
Diluted weighted average common shares outstanding	45.1	44.6
Net loss per share attributable to UCT:
Basic	$(0.11)	$(0.21)
Diluted	$(0.11)	$(0.21)
14. REPORTABLE SEGMENTS
The Company’s Chief Executive Officer is the Company’s chief operating decision maker (CODM). The CODM primarily uses income from operations to evaluate each segment’s performance and allocate resources, primarily through periodic budgeting and segment performance reviews. Significant expenses within segment operating profit include cost of revenue, research and development, and selling, general and administrative expenses, which are each separately presented on the Company’s Condensed Consolidated Statements of Operations.
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
Segment Data

	Three Months Ended
(In millions)	March 28, 2025	March 29, 2024
Revenues:
Products	$457.0	$418.5
Services	61.6	59.2
Total segment revenues	$518.6	$477.7

Index to Notes

Cost of revenues:
Products	$390.3	$354.0
Services	44.3	41.1
Total segment cost of revenues	$434.6	$395.1

Operating expenses:
Products
Research and development	$5.2	$4.6
Sales and marketing	12.0	11.0
General and administrative	39.4	34.2
Total Products operating expenses	$56.6	$49.8
Services
Research and development	$2.4	$2.4
Sales and marketing	2.9	2.7
General and administrative	9.2	10.4
Total Services operating expenses	$14.5	$15.5
Total segment operating expenses	$71.1	$65.3

Segment operating profit:
Products	$10.1	$14.7
Services	2.8	2.6
Total segment operating profit	$12.9	$17.3

Reconciliation of segment operating profit:
Total segment operating profit	$12.9	$17.3
Interest income	1.1	1.4
Interest expense	(9.9)	(12.2)
Other income (expense), net	0.8	(3.8)
Income before provision for income taxes	$4.9	$2.7

Expenditures for segment property, plant and equipment
Products	$9.3	$11.7
Services	3.2	6.3
Total expenditures for segment assets	$12.5	$18.0

Depreciation and amortization
Products	$12.7	$13.1
Services	6.4	6.1
Total depreciation and amortization	$19.1	$19.2

(In millions)	March 28, 2025	December 27, 2024
Assets
Products	$1,626.4	$1,657.0
Services	264.6	262.9
Total segment assets	$1,891.0	$1,919.9

Index to Notes
Long-lived assets comprised of operating lease right-of-use assets and property, plant and equipment, net, are reported based on the location of the asset. The carrying amount of long-lived assets in United States, Malaysia, Israel, South Korea and other foreign countries were $176.1 million, $83.8 million, $75.4 million, $49.3 million and $101.2 million, respectively as of March 28, 2025, and $176.9 million, $83.2 million, $75.2 million, $49.8 million and $101.8 million, respectively as of December 27, 2024.

ITEM 2. Management’s Discussion And Analysis of Financial Condition And Results Of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on February 25, 2025. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, gross margins and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on February 25, 2025. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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

There have been no significant changes to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K subsequent to December 27, 2024. For further information on our critical and other significant accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 27, 2024, as filed with the SEC.
Results of Operations
Fiscal Year
Our fiscal year is the 52- or 53-week period ending on the Friday nearest December 31. Fiscal year 2025 is a 52-week period ending December 26, 2025 and fiscal year 2024 was a 52-week ended December 27, 2024. The fiscal quarters ended March 28, 2025 and March 29, 2024 were both 13-week periods.
Discussion of Results of Operations for the Three months ended March 28, 2025 compared to the Three months ended March 29, 2024
Revenues

	Three Months Ended
Revenues by Segment (Dollars in millions)	March 28, 2025	March 29, 2024	Percent Change
Products	$457.0	$418.5	9.2%
Services	61.6	59.2	4.1%
Total revenues	$518.6	$477.7	8.6%
Products as a percentage of total revenues	88.1%	87.6%
Services as a percentage of total revenues	11.9%	12.4%
For the three-month period ended March 28, 2025, Products revenues increased compared to the same period in the prior year. The increase in Products revenues was primarily due to an increase in customer demand, along with an overall market improvement in the semiconductor industry.
Services revenues increased for the three-month period ended March 28, 2025 compared to the same period in the prior year primarily due to an increase in demand across its customer base.

	Three Months Ended
Revenues by Geography (Dollars in millions)	March 28, 2025	March 29, 2024	Percent Change
United States	$119.8	$141.0	(15.0)%
International	398.8	336.7	18.4%
Total revenues	$518.6	$477.7	8.6%
United States as a percentage of total revenues	23.1%	29.5%
International as a percentage of total revenues	76.9%	70.5%
Revenues by geographic area are categorized based on the customer’s location to which the products were shipped or services were performed.
For the three months ended March 28, 2025, U.S. revenues decreased compared to the same period in the prior year, primarily due to a shift of product revenues from U.S. to international markets.
International revenues increased for the three months ended March 28, 2025 compared to the same period in the prior year, primarily as a result of market improvement driving higher customer demand.

Cost of Revenues

	Three Months Ended
Cost of revenues by Segment (Dollars in millions)	March 28, 2025	March 29, 2024	Percent Change
Products	$390.3	$354.0	10.3%
Services	44.3	41.1	7.8%
Total Cost of revenues	$434.6	$395.1	10.0%
Products cost as a percentage of total Products revenues	85.4%	84.6%
Services cost as a percentage of total Services revenues	71.9%	69.4%
Cost of Products revenues consists of purchased materials, direct labor and manufacturing overhead. For the three-month period ended March 28, 2025, Cost of Products revenues increased by $36.3 million compared to the same period in the prior year. The increase was primarily driven by higher sales volumes, which resulted in a $30.7 million increase in material costs. The remaining increase was attributable to higher labor and overhead costs associated with increased production activity.
Services Cost of revenues consists of direct labor, overhead, and materials such as chemicals, gases and consumables. For the three-month period ended March 28, 2025, Services Cost of revenues increased by $3.2 million compared to the same period in the prior year. The increase was driven by a higher volume of service orders, which resulted in increased labor costs of $1.7 million and overhead cost of $1.6 million.
Gross Margin

	Three Months Ended
Gross Profit by Segment (Dollars in millions)	March 28, 2025	March 29, 2024	Percent Change
Products	$66.7	$64.5	3.4%
Services	17.3	18.1	(4.4)%
Gross profit	$84.0	$82.6	1.7%
Gross Margin by Segment
Products	14.6%	15.4%
Services	28.1%	30.6%
Total Company	16.2%	17.3%
Gross profit and gross margins fluctuate with revenue levels, product mix, material costs, and labor costs.
Products gross profit increased for the three-month period ended March 28, 2025 compared to the same period in the prior year primarily due to higher revenue levels. However, Products gross margin decreased primarily due to an unfavorable product mix and a shift in sales volumes across different geographic regions.
Services gross profit and gross margin decreased for the three-month period ended March 28, 2025 compared to the same period in the prior year. The decrease was primarily due to higher fixed costs which did not scale proportionately with the increase in Services revenue.
Operating Margin

	Three Months Ended
Operating Profit by Segment (Dollars in millions)	March 28, 2025	March 29, 2024	Percent Change
Products	$10.1	$14.7	(31.3)%
Services	2.8	2.6	7.7%
Operating profit	$12.9	$17.3	(25.4)%
Operating Margin by Segment
Products	2.2%	3.5%
Services	4.5%	4.4%
Total Company	2.5%	3.6%

Operating profit and operating margin of Products decreased for the three-month period ended March 28, 2025 compared to the same period in the prior year. The decrease was primarily due to higher employee-related expenses, which were driven by increased compensation costs. These included annual salary increases, higher incentive compensation, and separation costs associated with the resignation of the Company’s former Chief Executive Officer (CEO).
Operating profit and operating margin of Services were consistent for the three-month period ended March 28, 2025 compared to the same period in the prior year.
Research and Development

	Three Months Ended
(Dollars in millions)	March 28, 2025	March 29, 2024	Percent Change
Research and development	$7.6	$7.0	8.6%
Research and development as a percentage of total revenues	1.5%	1.5%
Research and development expenses remained consistent for the three-month period ended March 28, 2025 compared to the same period in the prior year.
Sales and Marketing

	Three Months Ended
(Dollars in millions)	March 28, 2025	March 29, 2024	Percent Change
Sales and marketing	$14.9	$13.7	8.8%
Sales and marketing as a percentage of total revenues	2.9%	2.9%
Sales and marketing expenses increased for the three-month period ended March 28, 2025 compared to the same period in the prior year primarily due to higher employee-related expenses.
General and Administrative

	Three Months Ended
(Dollars in millions)	March 28, 2025	March 29, 2024	Percent Change
General and administrative	$48.6	$44.6	9.0%
General and administrative as a percentage of total revenues	9.4%	9.3%
General and administrative expenses increased $4.0 million in the three-month period ended March 28, 2025 compared to the same period in the prior year. The increase was primarily driven by non-recurring separation costs related to the resignation of the Company’s CEO, as well as an increase in employee-related expenses due to higher compensation costs, including annual salary increases and higher incentive compensation accruals. These increases were partially offset by a decrease in stock-based compensation expense resulting from the forfeiture of restricted stock units and performance stock units following the former CEO’s resignation.
Interest and Other Expense, net

	Three Months Ended
(Dollars in millions)	March 28, 2025	March 29, 2024	Percent Change
Interest income	$1.1	$1.4	(21.4)%
Interest expense	$(9.9)	$(12.2)	(18.9)%
Other income (expense), net	$0.8	$(3.8)	(121.1)%
Interest income was consistent in the three-month period ended March 28, 2025 compared to the same period in the prior year.
Interest expense decreased for the three-month period ended March 28, 2025 compared to the same period in the prior year primarily due to lower interest rates and reduced amortization of debt issuance costs.
Other income (expense), net, increased by $4.6 million for the three-month period ended March 28, 2025 compared to the same period in the prior year. This increase was primarily due to favorable foreign exchange transaction and remeasurement gains, as well as the absence of $1.3 million loss from the change in the fair value of contingent earn-out in the prior period.
Provision for Income Taxes

	Three Months Ended
(Dollars in millions)	March 28, 2025	March 29, 2024	Percent Change
Provision for income taxes	$7.4	$9.9	(25.3)%
Effective tax rate	151.0%	366.7%
The decrease in the effective tax rate for the three-month period ended March 28, 2025 compared to the same period in the prior year is primarily attributable to changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full valuation allowances on deferred tax assets.
Company management continuously evaluates the need for a valuation allowance on its deferred tax assets and, as of March 28, 2025, concluded that a full valuation allowance on its U.S. federal, state and certain of its foreign deferred tax assets remained appropriate.
Liquidity and Capital Resources
Cash and cash Equivalents
The following table summarizes our cash and cash equivalents:

(In millions)	March 28, 2025	December 27, 2024	Increase
Total cash and cash equivalents	$317.6	$313.9	$3.7
The following table summarizes the Condensed Consolidated Statements of Cash Flow information:

	Three Months Ended
(In millions)	March 28, 2025	March 29, 2024
Operating activities	$28.2	$9.8
Investing activities	(12.4)	(17.9)
Financing activities	(12.2)	(4.5)
Effects of exchange rate changes on cash and cash equivalents	0.1	(1.4)
Net increase (decrease) in cash and cash equivalents	$3.7	$(14.0)
Our primary cash inflows and outflows were as follows:
•For the three-month period ended March 28, 2025, we generated cash from operating activities of $28.2 million compared to $9.8 million for the same period in the prior year. The $18.4 million increase in net cash provided by operating activities was primarily driven by a $16.4 million favorable change in net working capital and a $4.7 million increase in net income, partially offset by $2.7 million decrease in non-cash items included in net income.
•The major contributors in net changes in operating assets and liabilities for the three-month period ended March 28, 2025 were as follows:
◦Accounts receivable decreased $23.1 million primarily due to the timing of shipments and collections and $6.4 million decrease in inventories due to increased production levels and corresponding consumption of inventory balances.
◦Accounts payable decreased $8.5 million, other liabilities decreased $2.3 million, and accrued compensation and related benefits decreased $10.4 million, primarily due to the timing of payments.
•Net cash used in investing activities during the three-month period ended March 28, 2025 and March 29, 2024 consisted primarily of $12.4 million and $18.0 million purchases of property, plant and equipment, respectively.

•During the three-month period ended March 28, 2025, cash used in financing activities was $12.2 million compared to $4.5 million in the same period in the prior year. The $7.7 million increase in net cash used by financing activities was primarily due to $7.5 million additional principal payments on bank borrowings.
We believe we have sufficient capital to fund our working capital needs, satisfy our debt obligations, maintain our existing capital equipment, purchase new capital equipment and make strategic acquisitions from time to time. As of March 28, 2025, we had cash and cash equivalents of $317.6 million compared to $313.9 million as of December 27, 2024. Our cash and cash equivalents, cash generated from operations, and amounts available under our revolving line of credit described below were our principal sources of liquidity as of March 28, 2025.
Fluid Solutions has an existing factoring arrangement with a financial institution in which a portion of its accounts receivable are sold on a non-recourse basis. As of March 28, 2025, there were outstanding customer invoices amounting to $7.5 million that we factored under this arrangement.
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
As of March 28, 2025, we have cash of approximately $277.5 million in our foreign subsidiaries. It is not practicable to determine the tax liability that might be incurred if the undistributed earnings of these foreign subsidiaries were to be distributed. It is the Company’s practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations, except for certain of its subsidiaries based in Singapore. However, since there is no expected Singapore or U.S. tax liability on a distribution of those earnings, the Company does not have taxes accrued for unremitted foreign earnings as of March 28, 2025.
Borrowing Arrangements
The following table summarizes our borrowings:

	March 28, 2025
(Dollars in millions)	Amount	Weighted- Average Interest Rate
U.S. Term Loan	$487.5	7.6%
Debt issuance costs	(6.6)
	$480.9
At March 28, 2025, the Company had an outstanding amount under the Term Loan of $487.5 million, gross of unamortized debt issuance costs of $6.6 million. As of March 28, 2025, the interest rate on the outstanding Term Loan was 7.6%.
As of March 28, 2025, the Company had $146.4 million, net of $3.6 million of outstanding letters of credit, available under this revolving credit facility. As of March 28, 2025, the Company was in compliance with the financial covenants contained within the Amended Credit Agreement.
The Company maintains credit agreements with a local bank in Czechia and with a financial institution in Israel, which provide for revolving credit facilities of up to 7.0 million euros (approximately $7.5 million) and $5.0 million, respectively. As of March 28, 2025, there were no borrowings outstanding under these facilities.
As of March 28, 2025, the Company’s total bank debt was $480.9 million, net of unamortized debt issuance costs of $6.6 million. As of March 28, 2025, the Company had $146.4 million, $5.0 million and $7.5 million available to draw from our credit facilities in the U.S., Israel and Czechia, respectively.

See Note 6 - Borrowing Arrangements, of our Condensed Consolidated Financial Statements, included in Part 1 of this Form-10Q for additional information.
Capital Expenditures
Capital expenditures were $12.4 million during the three months ended March 28, 2025 and were primarily attributable to the capital invested in our manufacturing facilities worldwide. The Company’s anticipated capital expenditures for the remainder of 2025 are expected to be financed primarily from our cash flow generated from operations and cash on hand.
Contractual Obligations
The Company had commitments to various third parties to purchase inventories totaling approximately $403.6 million as of March 28, 2025.
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification against certain liabilities to our customers, which may include claims of losses by their own customers resulting out of property damages, bodily injuries or deaths, or infringement of intellectual property rights by our products. Our potential liability arising out of intellectual property infringement claims by any third party is generally uncapped. As of March 28, 2025, we have not incurred any significant costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There were no significant changes to our quantitative and qualitative disclosures about market risk during the period covered by this report. Refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 27, 2024, for a more complete discussion of the market risks we encounter.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our chief executive officer and our chief financial officer concluded the disclosure controls and procedures were not effective as of March 28, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, due to material weaknesses in internal control over financial reporting described below.
Material Weaknesses in Internal Control Over Financial Reporting
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2024, the Company identified the following material weaknesses in our internal control over financial reporting that continue to exist as of March 28, 2025.
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
In response to the material weakness “(b)” management has taken the following actions:
•in process of designing and implementing controls over segregation of duties assessment to identify key conflicts, establishing policies and procedures to maintain effective segregation of duties, and identifying and implementing mitigating controls for any key conflicts identified for certain other international operating subsidiaries in the Products segment which have not been migrated to the Company’s primary ERP system.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 28, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On June 7, 2024, UCT received a subpoena from the SEC related to the material weaknesses identified in our 2022 and 2023 Forms 10-K and the change of our independent auditors. On March 20, 2025, UCT received the official termination letter from the SEC, noting that the investigation has concluded with no enforcement action recommendation.
On March 24, 2025, a putative securities class action was filed in the United States District Court for the Northern District of California, captioned Ofir Schweiger v. Ultra Clean Holdings, Inc., et al., (Case No. 3:25-cv-02768), against the Company and our former Chief Executive Officer, James Scholhamer, and our Chief Financial Officer, Sheri Savage. The lawsuit brings claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, alleging that the Company and certain of its officers have knowingly made materially misleading statements about demand in the Chinese market for the Company’s products to artificially inflate the price of the Company’s common stock, while knowing that the Company was experiencing softening demand. The action purports to be brought on behalf of those who purchased or otherwise acquired the Company’s publicly traded securities between May 6, 2024 and February 24, 2025, and seeks unspecified damages and other relief. The case is still in its early stages. Management believes these claims to be meritless and intends to vigorously defend against them. There is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs. The Company cannot reasonably estimate any loss or range of loss that may arise from this case.
ITEM 1A. Risk Factors
There were no material changes during the period covered in this report to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 27, 2024.
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
No shares were repurchased under this program for the three months ended March 28, 2025.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not Applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits
(a)Exhibits
The following exhibits are filed with this quarterly Report on Form 10-Q for the quarter ended March 28, 2025:

Exhibit Number	Description
31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Interim Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA CLEAN HOLDINGS, INC.
(Registrant)
Date: April 29, 2025

	By:	/S/ CLARENCE L. GRANGER
	Name:	Clarence L. Granger
	Title:	Interim Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

Date: April 29, 2025

	By:	/S/ SHERI SAVAGE
	Name:	Sheri Savage
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)