Form 10-Q
period 2025-06-27
Ultra Clean Holdings, Inc.
filed 2025-07-29
CIK 1275014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the issuer’s common stock as of July 25, 2025: 45,343,968

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 27, 2025	December 27, 2024
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$327.4	$313.9
Accounts receivable, net of allowance for credit losses of $2.3 and $2.1 at June 27, 2025 and December 27, 2024, respectively	206.7	241.1
Inventories	375.6	381.0
Prepaid expenses and other current assets	46.1	34.1
Total current assets	955.8	970.1
Property, plant and equipment, net	336.7	325.9
Goodwill	114.2	265.3
Intangible assets, net	170.6	184.9
Deferred tax assets, net	2.8	3.1
Operating lease right-of-use assets	153.9	161.0
Other non-current assets	11.6	9.6
Total assets	$1,745.6	$1,919.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$10.0	$16.0
Accounts payable	202.2	212.5
Accrued compensation and related benefits	47.6	50.1
Operating lease liabilities	18.6	18.6
Other current liabilities	33.6	38.4
Total current liabilities	312.0	335.6
Bank borrowings, net of current portion	468.4	476.5
Deferred tax liabilities	16.2	16.1
Operating lease liabilities	151.4	149.2
Other liabilities	7.8	6.7
Total liabilities	955.8	984.1
Commitments and contingencies (See Note 9)
Equity:
UCT stockholders’ equity:
Preferred stock — $0.001 par value, 10.0 shares authorized; none outstanding	—	—
Common stock — $0.001 par value, 90.0 shares authorized; 47.0 and 46.6 shares issued and 45.3 and 45.1 shares outstanding at June 27, 2025 and December 27, 2024, respectively	0.1	0.1
Additional paid-in capital	568.8	558.4
Common shares held in treasury, at cost, 1.7 and 1.5 shares at June 27, 2025 and December 27, 2024, respectively	(48.4)	(45.0)
Retained earnings	203.4	370.4
Accumulated other comprehensive loss	(4.5)	(10.3)
Total UCT stockholders’ equity	719.4	873.6
Noncontrolling interests	70.4	62.2
Total equity	789.8	935.8
Total liabilities and equity	$1,745.6	$1,919.9
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
(In millions, except per share amounts)
Revenues:
Products	$454.9	$452.7	$911.9	$871.2
Services	63.9	63.4	125.5	122.7
Total revenues	518.8	516.1	1,037.4	993.9
Cost of revenues:
Products	393.3	383.9	783.5	738.0
Services	46.0	43.7	90.4	84.8
Total cost revenues	439.3	427.6	873.9	822.8
Gross margin	79.5	88.5	163.5	171.1
Operating expenses:
Research and development	7.8	7.1	15.4	14.1
Sales and marketing	15.5	14.8	30.5	28.5
General and administrative	46.9	43.7	95.4	88.3
Impairment of goodwill	151.1	—	151.1	—
Total operating expenses	221.3	65.6	292.4	130.9
Income (loss) from operations	(141.8)	22.9	(128.9)	40.2
Interest income	0.8	1.4	1.9	2.8
Interest expense	(10.1)	(11.7)	(20.0)	(23.9)
Other income (expense), net	(2.2)	17.4	(1.3)	13.5
Income (loss) before provision for income taxes	(153.3)	30.0	(148.3)	32.6
Provision for income taxes	7.2	8.5	14.6	18.4
Net income (loss)	(160.5)	21.5	(162.9)	14.2
Less: Net income attributable to noncontrolling interests	1.5	2.4	4.1	4.5
Net income (loss) attributable to UCT	$(162.0)	$19.1	$(167.0)	$9.7

Net income (loss) per share attributable to UCT common stockholders:
Basic	$(3.58)	$0.43	$(3.70)	$0.22
Diluted	$(3.58)	$0.42	$(3.70)	$0.21
Shares used in computing net income (loss) per share:
Basic	45.2	44.9	45.2	44.7
Diluted	45.2	45.4	45.2	45.3
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
(In millions)
Net income (loss)	$(160.5)	$21.5	$(162.9)	$14.2
Other comprehensive income (loss):
Change in cumulative translation adjustment, net of tax	9.5	(2.0)	10.0	(6.3)
Total other comprehensive income (loss)	9.5	(2.0)	10.0	(6.3)
Comprehensive income (loss)	(151.0)	19.5	(152.9)	7.9
Comprehensive income, attributable to noncontrolling interests	5.7	1.3	8.3	1.2
Comprehensive income (loss) attributable to UCT	$(156.7)	$18.2	$(161.2)	$6.7
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 27, 2025	June 28, 2024
(In millions)
Cash flows from operating activities:
Net income (loss)	$(162.9)	$14.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23.4	22.7
Amortization of intangible assets	14.3	15.3
Stock-based compensation	10.0	8.0
Amortization of debt issuance costs	1.1	1.9
Impairment of goodwill	151.1	—
Change in the fair value of financial instruments	(0.1)	(22.6)
Deferred income taxes	0.6	(0.5)
Loss on sale of property, plant and equipment	0.1	0.1
Changes in assets and liabilities:
Accounts receivable	34.3	(26.1)
Inventories	5.4	(25.4)
Prepaid expenses and other current assets	(7.8)	(1.5)
Other non-current assets	(0.5)	0.7
Accounts payable	(11.9)	41.4
Accrued compensation and related benefits	(2.6)	1.5
Income taxes payable	(4.2)	1.4
Operating lease assets and liabilities	11.1	0.5
Other liabilities	(4.0)	1.4
Net cash provided by operating activities	57.4	33.0
Cash flows from investing activities:
Purchases of property, plant and equipment	(29.2)	(31.0)
Proceeds from sale of equipment	0.1	0.1
Net cash used in investing activities	(29.1)	(30.9)
Cash flows from financing activities:
Proceeds from issuance of common stock	1.1	0.9
Principal payments on bank borrowings	(15.1)	(7.1)
Repurchase of shares	(3.4)	—
Employees’ taxes paid upon vesting of restricted stock units	(0.7)	(2.2)
Payments of dividends to a joint venture shareholder	(0.1)	(0.1)
Proceeds from bank borrowings	—	67.7
Extinguishment of bank borrowings	—	(44.2)
Payment of debt issuance costs	—	(2.5)
Other financing activities	(0.6)	—
Net cash provided by (used in) financing activities	(18.8)	12.5
Effect of exchange rate changes on cash and cash equivalents	4.0	(2.1)
Net increase in cash and cash equivalents	13.5	12.5
Cash and cash equivalents at beginning of period	313.9	307.0
Cash and cash equivalents at end of period	$327.4	$319.5
Supplemental cash flow information:
Income taxes paid, net of income tax refunds	$18.4	$17.7
Interest paid	$18.9	$22.3
Non-cash investing and financing activities:
Property, plant and equipment purchased included in accounts payable and other liabilities	$4.5	$4.3
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended June 27, 2025
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance March 28, 2025	45.1	$0.1	$561.3	1.5	$(45.0)	$365.4	$(9.8)	$872.0	$64.8	$936.8
Issuance under employee stock plans	0.4	—	1.1	—	—	—	—	1.1	—	1.1
Employees' taxes paid upon vesting of restricted stock units	—	—	(0.7)	—	—	—	—	(0.7)	—	(0.7)
Stock-based compensation expense	—	—	7.1	—	—	—	—	7.1	—	7.1
Repurchase of shares	(0.2)	—	—	0.2	(3.4)	—	—	(3.4)	—	(3.4)
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Net income (loss)	—	—	—	—	—	(162.0)	—	(162.0)	1.5	(160.5)
Other comprehensive income	—	—	—	—	—	—	5.3	5.3	4.2	9.5
Balance June 27, 2025	45.3	$0.1	$568.8	1.7	$(48.4)	$203.4	$(4.5)	$719.4	$70.4	$789.8

	Six Months Ended June 27, 2025
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance December 27, 2024	45.1	$0.1	$558.4	1.5	$(45.0)	$370.4	$(10.3)	$873.6	$62.2	$935.8
Issuance under employee stock plans	0.4	—	1.1	—	—	—	—	1.1	—	1.1
Employees' taxes paid upon vesting of restricted stock units	—	—	(0.7)	—	—	—	—	(0.7)	—	(0.7)
Stock-based compensation expense	—	—	10.0	—	—	—	—	10.0	—	10.0
Repurchase of shares	(0.2)	—	—	0.2	(3.4)	—	—	(3.4)	—	(3.4)
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Net income (loss)	—	—	—	—	—	(167.0)	—	(167.0)	4.1	(162.9)
Other comprehensive income	—	—	—	—	—	—	5.8	5.8	4.2	10.0
Balance June 27, 2025	45.3	$0.1	$568.8	1.7	$(48.4)	$203.4	$(4.5)	$719.4	$70.4	$789.8

	Three Months Ended June 28, 2024
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance March 29, 2024	44.6	$0.1	$545.0	1.5	$(45.0)	$337.3	$(6.5)	$830.9	$58.2	$889.1
Issuance under employee stock plans	0.5	—	0.9	—	—	—	—	0.9	—	0.9
Employees' taxes paid upon vesting of restricted stock units	(0.1)	—	(2.2)	—	—	—	—	(2.2)	—	(2.2)
Stock-based compensation expense	—	—	4.5	—	—	—	—	4.5	—	4.5
Net income	—	—	—	—	—	19.1	—	19.1	2.4	21.5
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Other comprehensive loss	—	—	—	—	—	—	(0.9)	(0.9)	(1.1)	(2.0)
Balance June 28, 2024	45.0	$0.1	$548.2	1.5	$(45.0)	$356.4	$(7.4)	$852.3	$59.4	$911.7

	Six Months Ended June 28, 2024
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance December 29, 2023	44.6	$0.1	$541.5	1.5	$(45.0)	$346.7	$(4.4)	$838.9	$58.3	$897.2
Issuance under employee stock plans	0.5	—	0.9	—	—	—	—	0.9	—	0.9
Employees' taxes paid upon vesting of restricted stock units	(0.1)	—	(2.2)	—	—	—	—	(2.2)	—	(2.2)
Stock-based compensation expense	—	—	8.0	—	—	—	—	8.0	—	8.0
Net income	—	—	—	—	—	9.7	—	9.7	4.5	14.2
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Other comprehensive loss	—	—	—	—	—	—	(3.0)	(3.0)	(3.3)	(6.3)
Balance June 28, 2024	45.0	$0.1	$548.2	1.5	$(45.0)	$356.4	$(7.4)	$852.3	$59.4	$911.7

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
2. BALANCE SHEET INFORMATION
Accounts Receivable Factoring Agreements
The Company has receivables factoring arrangements, pursuant to which certain receivables are sold to banks without recourse in exchange for cash. Transactions under the receivables factoring arrangements are accounted for as sales under ASC 860, Transfers and Servicing of Financial Assets, with the sold receivables removed from the Company’s balance sheet. Under these receivables factoring arrangements, the Company does not maintain any beneficial interest in the receivables sold. The banks’ purchase of eligible receivables is subject to a maximum amount of uncollected receivables. The Company services the receivables on behalf of the banks, but otherwise maintains no significant continuing involvement with respect to the receivables. Sale proceeds that are representative of the fair value of factored receivables, less a factoring fee, are reflected in cash flows from operating activities on the Consolidated Statements of Cash Flows, while sale proceeds in excess of the fair value of factored receivables are reflected in cash flows from financing activities on the Consolidated Statements of Cash Flows.
The Company currently has two active receivables factoring arrangements. One arrangement allows for the factoring of up to $25.0 million of uncollected receivables originated within the United States. The second arrangement allows for the factoring of up to $12.0 million of uncollected receivables originated within the EMEA and Asia Pacific regions. During the three and six months ended June 27, 2025, the Company received cash proceeds of $23.0 million and $29.4 million, respectively, from the sales of accounts receivables under its factoring arrangements. As of June 27, 2025, there were a total of $25.4 million of uncollected receivables that had been sold and removed from the Company’s Condensed Consolidated Balance Sheets.
Inventories
Inventories consisted of the following:

(In millions)	June 27, 2025	December 27, 2024
Raw materials	$202.0	$195.4
Work in process	122.1	130.8
Finished goods	51.5	54.8
Total	$375.6	$381.0

Index to Notes
Property, plant and equipment, net
Property, plant and equipment, net, consisted of the following:

(In millions)	June 27, 2025	December 27, 2024
Land	$6.4	$5.7
Buildings	55.8	52.2
Leasehold improvements	148.0	138.7
Machinery and equipment	230.3	222.4
Computer equipment and software	77.0	78.2
Furniture and fixtures	5.0	4.8
	522.5	502.0
Accumulated depreciation	(226.8)	(214.0)
Construction in progress	41.0	37.9
Total	$336.7	$325.9
Capitalized interest was not significant for the six months ended June 27, 2025, or for the fiscal year ended December 27, 2024.
3. FAIR VALUE
The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

		Fair Value Measurement at Reporting Date Using
Description	June 27, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other liabilities:
Pension obligation	$2.5	$—	$—	$2.5

		Fair Value Measurement at Reporting Date Using
Description	December 27, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other non-current assets:
Plan assets	$0.1	$—	$—	$0.1
Other liabilities:
Pension obligation	$1.7	$—	$—	$1.7
Contingent earn-out	$0.1	$—	$—	$0.1
The estimated fair value of pension obligation is based on expected years of service and average compensation. The valuation model used to value pension obligation utilizes mortality rate, inflation, interest rate risks and changes in the life expectancy for pensioners. These assumptions are routinely made in the appraisal process by the independent actuary resulting in a Level 3 classification. As of June 27, 2025, the Company’s aggregate pension benefit obligations was $14.0 million and the fair value of the pension plan assets was $11.5 million, resulting in underfunded pension benefit obligations of $2.5 million. The Company recognizes the overfunded or underfunded status of defined benefit pension plans, measured as the difference between the fair value of the plan assets and the benefit obligation. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability.

Index to Notes
Prior to fiscal year 2025, the Company measured its contingent earn-out liabilities at fair value on a recurring basis using a Monte Carlo simulation model. The significant unobservable inputs used in the model included the forecasted operating profit of the acquired business during the earn-out period ending in calendar year 2025. Significant increases or decreases to the forecasted results would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the contingent earn-out liability on the acquisition date is reflected as cash used in financing activities in the consolidated statements of cash flows. Any amount paid in excess of the contingent earn-out liability on the acquisition date will be reflected as cash used in operating activities in the consolidated statements of cash flows.
In the first quarter of fiscal year 2025, the Company reassessed the fair value of the contingent earn-out associated with the acquisition of HIS, decreasing the fair value from $0.1 million as of December 27, 2024, to zero. The $0.1 million decrease was recorded as Other income (expense), net in the Condensed Consolidated Statements of Operations for the six months ended June 27, 2025. The change in fair value was primarily due to lower-than-expected financial performance. There was no change in the fair value estimate during the second quarter of fiscal year 2025.
For the three and six months ended June 28, 2024, the Company recognized gains of $24.1 million and $22.8 million, respectively, related to the change in the fair value of contingent earn-out liability. These amounts were recorded within other income (expense), net in the Condensed Consolidated Statements of Operations.
There were no transfers in or out of any level during the three and six months ended June 27, 2025 and June 28, 2024. Fair value adjustments were noncash, and therefore did not impact the Company’s liquidity or capital resources.
4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the consideration transferred over the fair value of the tangible and identifiable intangible assets acquired, less the liabilities assumed in a business combination. Changes in the carrying amount of goodwill by segment during the six months ended June 27, 2025, were as follows:

(In millions)	Products	Services	Total
Balance at December 27, 2024	$191.8	$73.5	$265.3
Impairment of Goodwill	(77.6)	(73.5)	(151.1)
Balance at June 27, 2025	$114.2	$—	$114.2
During the first quarter of 2025, the Company combined the HIS and Core Products reporting units following a reevaluation of its reporting structure. Impairment assessments were performed immediately before and after the change, and it was concluded that the fair values of these reporting units exceeded their carrying values on both an individual and combined basis. Following this reevaluation, the Company is organized into four reporting units: Core Products, Fluid Solutions, Fluid Delivery Systems, and Services. During the first quarter of 2025, the Company did not recognize any impairment charges or additions to goodwill.
During the second quarter of 2025, the Company experienced a sustained decline in the market price of its common stock. As a result, the Company’s market capitalization became much closer to, and at times fell below, the carrying value of its net assets. The decline in market capitalization, combined with other factors specific to each reporting unit, such as changes in market conditions and financial performance, was identified as a triggering event under ASC 350, Intangibles—Goodwill and Other, requiring the Company to perform an interim goodwill impairment test.
The Company performed a quantitative goodwill impairment test for each of its four reporting units by comparing the estimated fair value of each reporting unit to its respective carrying value. Based on the results of this assessment, goodwill impairments were identified in the Fluid Solutions and Services reporting units. As a result, the Company recorded a total goodwill impairment charge of $151.1 million during the second quarter of 2025, of which $77.6 million was attributable to the Products segment and $73.5 million was attributable to the Services segment. No impairments were identified in the Core Products or Fluid Delivery Systems reporting units.
For the quantitative goodwill impairment tests performed, the fair value estimates of the Company’s reporting units were derived from an income approach. Under the income approach, the Company estimated the fair value of the reporting unit based on the present value of estimated future cash flows, which the Company considers to be a Level 3 unobservable input in the fair value hierarchy. The Company prepared cash flow projections based on management's estimates of revenue growth rates and operating margins, taking into consideration historical performance and the current macroeconomic,

Index to Notes
industry, and market conditions. The Company based the discount rate on the weighted-average cost of capital considering Company-specific characteristics and changes in the reporting unit's projected cash flows.
Following the impairment of goodwill recorded in the second quarter of 2025, there is no goodwill recorded in the Fluid Solutions reporting unit or in the Services reporting unit. The fair values of the Core Products reporting unit and the Fluid Delivery Systems reporting unit were each substantially in excess of their respective carrying values.
Prior to testing goodwill for impairment, the Company evaluated the recoverability of its long-lived assets under ASC 360, Property, Plant, and Equipment, and determined that no impairment of long-lived assets was required.
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
Details of intangible assets were as follows:

		As of June 27, 2025			As of December 27, 2024
(Dollars in millions)	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	6 - 10	$207.2	$(126.8)	$80.4	$207.2	$(117.4)	$89.8
Recipes	20	73.2	(25.0)	48.2	73.2	(23.2)	50.0
Intellectual property/know-how	7 - 15	48.9	(25.0)	23.9	48.9	(22.8)	26.1
Tradename	4 - 6*	32.5	(23.2)	9.3	32.5	(22.9)	9.6
Standard operating procedures	20	8.6	(2.9)	5.7	8.6	(2.7)	5.9
Developed technology	5	4.6	(1.5)	3.1	4.6	(1.1)	3.5
Total		$375.0	$(204.4)	$170.6	$375.0	$(190.1)	$184.9
*The Company concluded that the asset life of UCT tradename of $9.0 million is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
The Company amortizes its intangible assets on a straight-line or accelerated basis over the estimated economic life of the assets. Amortization expense was approximately $7.0 million and $14.3 million for the three and six months ended June 27, 2025, respectively. For the three and six months ended June 28, 2024, amortization expense was approximately $7.6 million and $15.3 million, respectively. Amortization expense related to recipes, standard operating procedures, developed technology and certain intellectual property/know-how is included in cost of revenues, while the remaining amortization expense is included in general and administrative expense. As of June 27, 2025, future estimated amortization expense is expected to be as follows:

(In millions)	Amortization Expense
2025 (remaining in year)	$13.8
2026	27.2
2027	26.9
2028	23.8
2029	16.2
Thereafter	53.7
Total	$161.6

Index to Notes
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
The revolving credit facility has aggregate commitments of $150.0 million and a maturity date of August 27, 2027. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. Outstanding letters of credit reduce the availability of the revolving credit facility and, as of June 27, 2025, the Company had $146.4 million, net of $3.6 million of outstanding letters of credit, available under this revolving credit facility.
The letter of credit facility has an available commitment of $50.0 million and a maturity date of August 27, 2027. The Company pays a quarterly fee in arrears on the dollar equivalent of all outstanding letters of credit equal to the applicable margin for the revolving credit facility, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of June 27, 2025, the Company had $3.6 million of outstanding letters of credit and $46.4 million of available commitments remaining under the letter of credit facility.
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
At June 27, 2025, the Company had an outstanding amount under the Term Loan of $484.5 million, gross of unamortized debt issuance costs of $6.1 million. As of June 27, 2025, the interest rate on the outstanding Term Loan was 7.6%.
The Credit Agreement requires the Company to maintain certain financial covenants including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio as of the last day of any fiscal quarter. The Company currently has no revolving loans outstanding under the Credit Agreement. As of June 27, 2025, the Company was in compliance with the financial covenants contained within the Credit Agreement.
The Company maintains credit agreements with a local bank in Czechia and with a financial institution in Israel, which provide for revolving credit facilities of up to 7.0 million euros (approximately $8.2 million) and $5.0 million, respectively.
As of June 27, 2025, the Company’s total bank debt was $478.4 million, net of unamortized debt issuance costs of $6.1 million. As of June 27, 2025, the Company had $146.4 million, $5.0 million, and 5.5 million euros (approximately $6.4 million) available to draw from its credit facilities in the U.S., Israel and Czechia, respectively.
The fair value of the Company’s long-term debt is based on Level 2 inputs, and was determined using quoted prices for similar instruments in inactive markets. The Company’s carrying value approximates fair value for the Company’s long-term debt.
6. INCOME TAX
The Company’s effective tax rate was (4.7)% and 28.3% for the three months ended June 27, 2025 and June 28, 2024, respectively, and (9.8)% and 56.4% for the six months ended June 27, 2025 and June 28, 2024, respectively.
The Company recorded income tax provision of $7.2 million and $8.5 million for the three months ended June 27, 2025 and June 28, 2024, respectively, and $14.6 million and $18.4 million for the six months ended June 27, 2025 and June 28, 2024, respectively.
The change in respective tax rates reflects primarily reflects the goodwill impairment booked in the second quarter of fiscal year 2025, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full valuation allowances on deferred tax assets. Company

Index to Notes
management continuously evaluates the need for a valuation allowance and, as of June 27, 2025, concluded that a full valuation allowance on its U.S. federal and state and certain of its foreign deferred tax assets was still appropriate.
As of June 27, 2025 and December 27, 2024, the Company’s gross liability for unrecognized tax benefits, excluding interest, was $5.0 million and $2.3 million, respectively. Increases or decreases to interest and penalties on uncertain tax positions are included in the income tax provision in the Condensed Consolidated Statements of Operations. Although it is possible that some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.
The Organization for Economic Co-operation and Development and the G20 Inclusive Framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) have put forth Pillar Two proposals that ensure a minimal level of taxation. Several countries in which the Company operates have adopted legislation to implement the Inclusive Framework’s global corporate minimum tax rate of fifteen percent. This legislation became effective in certain jurisdictions the Company operates in for the current fiscal year, ending December 26, 2025. Based on the Company’s current analysis of the enacted Pillar Two provisions and transitional safe harbor provisions, Pillar Two will not have a significant impact on the Company's financial statements for fiscal year 2025.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law enacting significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include, but are not limited to, expensing of domestic research expenses, increasing the limit of the deduction of interest expense deduction to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The Company is currently evaluating the impact the new tax law will have on its financial condition and results of operations. Preliminarily, the Company does not anticipate a material change to its effective income tax rate and its net deferred income tax assets as the Company maintains a full valuation allowance for all U.S. deferred tax assets. The impact of the tax law changes from the OBBBA will be included in the Company’s financial statements beginning in the three months ending September 30, 2025.
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
As of June 27, 2025, the benefit obligation of the plans was $14.0 million and the fair value of the benefit plan assets was $11.5 million which are invested in several fixed deposit accounts with financial institutions. As of June 27, 2025, the underfunded balance of the plans of $2.5 million has been recorded by the Company and is included in other liabilities.
Amounts recognized in accumulated other comprehensive income (loss) and contributions made for the three and six months ended June 27, 2025 and June 28, 2024 were negligible.
As of June 27, 2025, the Company’s future estimated payment obligations for the respective fiscal years are as follows:

Index to Notes

(In millions)
2025	$1.6
2026	1.8
2027	2.8
2028	1.4
2029	1.3
Thereafter	12.3
Total	$21.2
Employee Savings and Retirement Plan
The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all U.S. employees who meet certain eligibility requirements. Participants can elect to contribute to the 401(k) Plan, on a pre-tax basis, up to 25% of their salary to a maximum of the IRS limit. The Company matches 50.0% of each employee's contribution, up to a maximum of 6% of the employee’s eligible earnings. The Company made discretionary employer contributions to its 401(k) Plan of $0.9 million and $1.9 million for the three and six months ended June 27, 2025, respectively, and $0.9 million and $1.9 million for the three and six months ended June 28, 2024, respectively.
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
For the three and six months ended June 27, 2025, approximately 0.2 million shares were repurchased under this program with aggregate cost of $3.4 million. No shares were repurchased under this program for the three and six months ended June 28, 2024.
As of June 27, 2025, 1.5 million shares had been repurchased under the program and they are held in treasury stock. The Company records treasury stock using the cost method. The Company may reissue these treasury shares as part of its stock-based compensation programs.
Non-controlling Interests
The Company owns part of the outstanding shares of Cinos Korea, a South Korean company that provides outsourced cleaning and recycling of precision parts for the semiconductor industry through its operating facilities in South Korea and through a partial interest in Cinos China.
The carrying value of the remaining interest held by another shareholder in Cinos Korea and the remaining interest in Cinos China are presented as noncontrolling interests in the accompanying Condensed Consolidated Financial Statements. Noncontrolling interests are calculated based on minority ownership percentages, representing the proportionate share of net assets in the balance sheet and net income (loss) in the income statement.

Index to Notes
10. EMPLOYEE STOCK PLANS
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
The following table shows the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
(In millions)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Cost of revenues (1)	$0.3	$0.4	$0.7	$0.8
Research and development	0.1	0.1	0.2	0.1
Sales and marketing	0.4	0.6	0.9	1.0
General and administrative	6.3	3.4	8.2	6.1
Total stock-based compensation	$7.1	$4.5	$10.0	$8.0
(1)Stock-based compensation expense capitalized in inventory for the three and six months ended June 27, 2025 and June 28, 2024 were immaterial.
For the three and six months ended June 27, 2025, 0.7 million and 0.8 million RSUs were granted with a weighted average fair value of $22.12 and $22.35 per share, respectively. For the three and six months ended June 28, 2024, 451 thousand and 475 thousand RSUs were granted with a weighted average fair value of $41.32 and $41.47 per share, respectively.
For the three and six months ended June 27, 2025, 98 thousand PSUs were granted with fair value of $2.2 million, while 125 thousand PSUs were granted for the three and six months ended June 28, 2024, with a fair value of $5.8 million.
For the six months ended June 27, 2025, 1 thousand RSAs were granted with a weighted fair value of $24.96 per share. For the three and six months ended June 28, 2024 26 thousand RSAs were granted with a weighted fair value of $46.17 per share.
The following table summarizes the Company’s combined RSU, PSU and RSA activity for the six months ended June 27, 2025:

(In millions)	Number of Shares	Aggregate Intrinsic Value
Outstanding at December 27, 2024	1.4	$52.0
Granted	0.9
Vested	(0.4)
Forfeited	(0.3)
Outstanding at June 27, 2025	1.6	$35.3
Expected to vest at June 27, 2025	1.5	$35.1
As of June 27, 2025, approximately $36.0 million of unrecognized stock-based compensation cost related to employee and director awards remains to be amortized on a straight-line basis over a weighted average period of 2.1 years, and will be adjusted for subsequent changes in future grants.
Under the current PSU program, performance goals are set at the time of grant and performance is reviewed at the end of a three-year period. The percentage to be applied to each participant’s target award ranges from zero to 200%, based upon the extent to which the financial performance goals are achieved. If specific performance threshold levels for the financial

Index to Notes
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
During the three and six months ended June 27, 2025. 72 thousand shares were issued under the ESPP. The Company recorded $0.2 million and $0.4 million of expense related to ESPP for the three and six months ended June 27, 2025
During the three and six months ended June 28, 2024, 42 thousand shares were issued under the ESPP. The Company recorded $0.2 million and $0.3 million of expense related to ESPP for the three and six months ended June 28, 2024.
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
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value-added, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Certain of our customers may receive cash-based incentives, such as rebates or credits, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. As of June 27, 2025, the total unpaid rebates amounted to $1.8 million, of which $1.1 million was recorded as a reduction to accounts receivable, and $0.7 million was recorded within accounts payable. Accruals for unpaid customer rebates of $2.3 million as of December 27, 2024, were netted against accounts receivable. The Company’s disaggregated revenues are apportioned by segments within the Company’s Condensed Consolidated Statement of Operations. Certain services performed by the Company related to products sold to customers are included in Products revenue in the Condensed Consolidated Statement of Operations. These services are not material for any of the periods presented.

Index to Notes
The Company’s principal markets include Americas, Asia Pacific and EMEA. The Company’s foreign operations are conducted primarily through its subsidiaries in China, Czechia, Israel, Malaysia, Singapore, South Korea, Taiwan, and the United Kingdom. Revenues by geographic area are categorized based on the customer’s location to which the products were shipped or services were performed. The following table sets forth revenue by geographic area (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Singapore	$179.0	$168.9	$382.7	$326.1
United States	134.6	146.2	257.6	287.1
Austria	49.3	45.2	95.4	82.8
China	47.8	59.6	81.1	114.5
South Korea	28.1	24.7	57.9	48.3
Malaysia	18.4	10.1	39.7	50.4
Taiwan	12.0	21.6	25.2	37.1
Others	49.6	39.8	97.8	47.6
Total	$518.8	$516.1	$1,037.4	$993.9
The Company’s most significant customers (having individually accounted for 10% or more of revenues) are from Products segment and their related revenues as a percentage of total revenues were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Lam Research Corporation	32.7%	31.7%	34.4%	31.6%
Applied Materials, Inc.	23.3	22.8	23.0	22.8
Total	56.0%	54.5%	57.4%	54.4%
As of June 27, 2025, gross accounts receivable from Lam Research Corporation exceeded 10% of the Company's total gross accounts receivable, representing approximately 13.9% of the total.
Three customers’ gross accounts receivable balances, Applied Materials, Inc., Lam Research Corporation and ASML Holding NV were individually greater than 10% of gross accounts receivable as of December 27, 2024, and were in the aggregate approximately 41.9% of total gross accounts receivable.
12. LEASES
The Company leases land, offices, facilities and equipment in locations throughout the United States, Asia Pacific and EMEA.
13. NET LOSS PER SHARE
Potential common shares from employee stock plans totaling 1.4 million and 1.3 million for the three and six months ended June 27, 2025, respectively, were excluded from the computation of diluted loss per share as their effect would have been antidilutive. The Company did not have any significant antidilutive securities excluded from the calculation of diluted earnings per share for the three and six months ended June 28, 2024.

Index to Notes
The table below presents the calculation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
(In millions, except share amounts)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Numerator:
Net income (loss) attributable to UCT	$(162.0)	$19.1	$(167.0)	$9.7
Denominator:
Shares used in computation — basic:
Basic weighted average common shares outstanding	45.2	44.9	45.2	44.7
Shares used in computation — diluted:
Weighted average common shares outstanding	45.2	44.9	45.2	44.7
Effect of potential dilutive securities:
Employee stock plans	—	0.5	—	0.6
Diluted weighted average common shares outstanding	45.2	45.4	45.2	45.3
Net income (loss) per share attributable to UCT:
Basic	$(3.58)	$0.43	$(3.70)	$0.22
Diluted	$(3.58)	$0.42	$(3.70)	$0.21
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

Index to Notes
Segment Data

	Three Months Ended		Six Months Ended
(In millions)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Revenues:
Products	$454.9	$452.7	$911.9	$871.2
Services	63.9	63.4	125.5	122.7
Total segment revenues	$518.8	$516.1	$1,037.4	$993.9

Cost of revenues:
Products	$393.3	$383.9	$783.5	$738.0
Services	46.0	43.7	90.4	84.8
Total segment cost of revenues	$439.3	$427.6	$873.9	$822.8

Gross profit:
Products	$61.6	$68.8	$128.4	$133.2
Services	17.9	19.7	35.1	37.9
Total segment gross profit	$79.5	$88.5	$163.5	$171.1

Operating expenses:
Products
Research and development	5.4	4.6	10.5	9.1
Sales and marketing	12.7	12.2	24.7	23.1
General and administrative	36.8	33.2	76.3	67.5
Impairment of goodwill	77.6	—	77.6	—
Total Products operating expenses	132.5	50.0	189.1	99.7
Services
Research and development	2.4	2.4	4.9	4.8
Sales and marketing	2.8	2.7	5.7	5.4
General and administrative	10.1	10.5	19.2	21.0
Impairment of goodwill	73.5	—	73.5	—
Total Services operating expenses	88.8	15.6	103.3	31.2
Total segment operating expenses	$221.3	$65.6	$292.4	$130.9

Segment operating profit (loss):
Products	$(70.9)	$18.8	$(60.7)	$33.5
Services	(70.9)	4.1	(68.2)	6.7
Total segment operating profit (loss)	$(141.8)	$22.9	$(128.9)	$40.2

Reconciliation of segment operating profit (loss):
Total segment operating profit	$(141.8)	$22.9	$(128.9)	$40.2
Interest income	$0.8	$1.4	$1.9	$2.8
Interest expense	$(10.1)	$(11.7)	$(20.0)	$(23.9)
Other income (expense), net	$(2.2)	$17.4	$(1.3)	$13.5
Income (loss) before provision for income taxes	$(153.3)	$30.0	$(148.3)	$32.6

Index to Notes

Expenditures for segment property, plant and equipment
Products	$9.7	$8.3	$18.8	$20.0
Services	7.1	4.7	10.3	11.0
Total expenditures for segment assets	$16.8	$13.0	$29.1	$31.0

Depreciation and amortization
Products	$12.5	$12.6	$25.1	$25.7
Services	6.2	6.2	12.6	12.3
Total depreciation and amortization	$18.7	$18.8	$37.7	$38.0

(In millions)			June 27, 2025	December 27, 2024
Assets
Products			$1,468.6	$1,657.0
Services			277.0	262.9
Total segment assets			$1,745.6	$1,919.9
Long-lived assets comprised of operating lease right-of-use assets and property, plant and equipment, net, are reported based on the location of the asset. The carrying amount of long-lived assets in United States, Malaysia, Israel, South Korea and other foreign countries were $176.4 million, $83.7 million, $75.4 million, $54.5 million and $100.6 million, respectively as of June 27, 2025, and $176.9 million, $83.2 million, $75.2 million, $49.8 million and $101.8 million, respectively as of December 27, 2024.

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
Goodwill
As discussed in Note 4, Goodwill and Intangible Assets Goodwill to our condensed consolidated financial statements, we performed a quantitative goodwill impairment assessment as of June 27, 2025, which resulted in goodwill impairment charges of $151.1 million related to the Fluid Solutions and Services reporting units. The fair value estimate of each reporting unit was derived from an income approach. Under the income approach, we estimated the fair value of the reporting unit based on the present value of estimated future cash flows. We prepared cash flow projections based on management's estimates of revenue growth rates and operating margins, taking into consideration historical performance and the current macroeconomic, industry, and market conditions. We based the discount rate on the weighted-average cost of capital considering company-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows.
Revenue growth rates, operating margins, and the discount rate applied were significant assumptions used to determine the fair value of each reporting unit. The concluded fair value of our reporting units was reconciled to our market capitalization. The excess of the concluded fair value over our market capitalization represents an implied control premium, which we reviewed for reasonableness by comparison to observed transaction premiums and consideration of specific attributes of the Company.
If the actual results are not consistent with the assumptions and judgments we have made in determining the fair value of our reporting units, we may record additional impairment losses.
The fair values of the Core Products and the Fluid Delivery Systems reporting units, both of which are part of the Products segment, were each substantially in excess of their respective carrying values.
Results of Operations
Fiscal Year
Our fiscal year is the 52- or 53-week period ending on the Friday nearest December 31. Fiscal year 2025 is a 52-week period ending December 26, 2025 and fiscal year 2024 was a 52-week ended December 27, 2024. The fiscal quarters ended June 27, 2025 and June 28, 2024 were both 13-week periods.
Discussion of Results of Operations for the Three and Six months ended June 27, 2025 compared to the Three and Six months ended June 28, 2024
Revenues

	Three Months Ended			Six Months Ended
Revenues by Segment (Dollars in millions)	June 27, 2025	June 28, 2024	Percent Change	June 27, 2025	June 28, 2024	Percent Change
Products	$454.9	$452.7	0.5%	$911.9	$871.2	4.7%
Services	63.9	63.4	0.8%	125.5	122.7	2.3%
Total revenues	$518.8	$516.1	0.5%	$1,037.4	$993.9	4.4%
Products as a percentage of total revenues	87.7%	87.7%		87.9%	87.7%
Services as a percentage of total revenues	12.3%	12.3%		12.1%	12.3%
For the three and six-month periods ended June 27, 2025, Products revenues increased compared to the same periods in the prior year. The increase in Products revenues was primarily due to an increase in customer demand, along with an overall market improvement in the semiconductor industry.
Service revenues for the three and six-month periods ended June 27, 2025, increased compared to the same periods in the prior year, primarily driven by higher demand across its customer base.

	Three Months Ended			Six Months Ended
Revenues by Geography (Dollars in millions)	June 27, 2025	June 28, 2024	Percent Change	June 27, 2025	June 28, 2024	Percent Change
United States	$134.6	$146.2	(7.9)%	$257.6	$287.1	(10.3)%
International	384.2	369.9	3.9%	779.8	706.8	10.3%
Total revenues	$518.8	$516.1	0.5%	$1,037.4	$993.9	4.4%
United States as a percentage of total revenues	25.9%	28.3%		24.8%	28.9%
International as a percentage of total revenues	74.1%	71.7%		75.2%	71.1%
Revenues by geographic area are categorized based on the customer’s location to which the products were shipped or services were performed.
For the three and six months ended June 27, 2025, U.S. revenues decreased compared to the same periods in the prior year, primarily due to a shift of product revenues from U.S. to international markets.
International revenues increased for the three and six months ended June 27, 2025 compared to the same periods in the prior year, primarily as a result of market improvement driving higher customer demand.
Cost of Revenues

	Three Months Ended			Six Months Ended
Cost of revenues by Segment (Dollars in millions)	June 27, 2025	June 28, 2024	Percent Change	June 27, 2025	June 28, 2024	Percent Change
Products	$393.3	$383.9	2.4%	$783.5	$738.0	6.2%
Services	46.0	43.7	5.3%	90.4	84.8	6.6%
Total Cost of revenues	$439.3	$427.6	2.7%	$873.9	$822.8	6.2%
Products cost as a percentage of total Products revenues	86.5%	84.8%		85.9%	84.7%
Services cost as a percentage of total Services revenues	72.0%	68.9%		72.0%	69.1%
Cost of Products revenues consists of purchased materials, direct labor and manufacturing overhead. For the three and six-month periods ended June 27, 2025, Cost of Products revenues increased by $9.4 million and $45.5 million, respectively, compared to the same periods in the prior year. The increase was primarily driven by higher sales volumes, which led to a $3.5 million increase in material costs for the three-month period, and $34.2 million increase for the six month-period. The remaining increase was attributable to higher labor and overhead costs associated with increased production activity, as well as restructuring activities, merit increases, and inflation.
Services Cost of revenues consists of direct labor, overhead, and materials such as chemicals, gases and consumables. For the three and six-month periods ended June 27, 2025, Services Cost of revenues increased by $2.3 million and $5.6 million, respectively, compared to the same periods in the prior year. Revenue remained essentially flat for the three-month period ended June 27, 2025 compared to the same period in the prior year. The increase in labor costs of $2.3 million for the three-month period was primarily due to higher headcount, overtime, and incentive compensation for a specific location. The increase for the six-month period was driven by a higher volume of service orders, as well as higher headcount, overtime and incentive compensation for a specific location, resulting in a $4.2 million increase.

Gross Margin

	Three Months Ended			Six Months Ended
Gross Profit by Segment (Dollars in millions)	June 27, 2025	June 28, 2024	Percent Change	June 27, 2025	June 28, 2024	Percent Change
Products	$61.6	$68.8	(10.5)%	$128.4	$133.2	(3.6)%
Services	17.9	19.7	(9.1)%	35.1	37.9	(7.4)%
Gross profit	$79.5	$88.5	(10.2)%	$163.5	$171.1	(4.4)%
Gross Margin by Segment
Products	13.5%	15.2%		14.1%	15.3%
Services	28.0%	31.1%		28.0%	30.9%
Total Company	15.3%	17.1%		15.8%	17.2%
Gross profit and gross margins fluctuate with revenue levels, product mix, material costs, and labor costs.
Products gross profit and gross margin decreased for the three and six-month periods ended June 27, 2025 compared to the same periods in the prior year primarily due to higher employee and restructuring related costs.
Services gross profit and gross margin decreased for the three and six-month periods ended June 27, 2025 compared to the same periods in the prior year, primarily due to higher cost of revenues driven by increased labor and compensation-related costs at a specific location.
Operating Margin

	Three Months Ended			Six Months Ended
Operating Profit by Segment (Dollars in millions)	June 27, 2025	June 28, 2024	Percent Change	June 27, 2025	June 28, 2024	Percent Change
Products	$(70.9)	$18.8	(477.1)%	$(60.7)	$33.5	(281.2)%
Services	(70.9)	4.1	(1829.3)%	(68.2)	6.7	(1117.9)%
Operating profit	$(141.8)	$22.9	(719.2)%	$(128.9)	$40.2	(420.6)%
Operating Margin by Segment
Products	(15.6%)	4.2%		(6.7%)	3.8%
Services	(111.0%)	6.5%		(54.3%)	5.5%
Total Company	(27.3%)	4.4%		(12.4%)	4.0%
Operating profit and operating margin for both Products and Services decreased for the three and six-month periods ended June 27, 2025 compared to the same periods in the prior year. This decline was primarily driven by the goodwill impairment recorded during the second quarter of fiscal year 2025, as well as increases in stock-based compensation and severance costs due to restructuring activities, including both involuntary separations and a voluntary retirement program.
Research and Development

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 27, 2025	June 28, 2024	Percent Change	June 27, 2025	June 28, 2024	Percent Change
Research and development	$7.8	$7.1	9.9%	$15.4	$14.1	9.2%
Research and development as a percentage of total revenues	1.5%	1.4%		1.5%	1.4%
Research and development expenses remained consistent for both the three and six-month periods ended June 27, 2025 compared to the same periods in the prior year.

Sales and Marketing

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 27, 2025	June 28, 2024	Percent Change	June 27, 2025	June 28, 2024	Percent Change
Sales and marketing	$15.5	$14.8	4.7%	$30.5	$28.5	7.0%
Sales and marketing as a percentage of total revenues	3.0%	2.9%		2.9%	2.9%
Sales and marketing expenses remained consistent for both the three and six-month periods ended June 27, 2025 compared to the same periods in the prior year.
General and Administrative

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 27, 2025	June 28, 2024	Percent Change	June 27, 2025	June 28, 2024	Percent Change
General and administrative	$46.9	$43.7	7.3%	$95.4	$88.3	8.0%
General and administrative as a percentage of total revenues	9.0%	8.5%		9.2%	8.9%
General and administrative expenses increased $3.2 million and $7.1 million in the three and six-month periods ended June 27, 2025 compared to the same periods in the prior year.
The increase in the three-month period ended June 27, 2025 was primarily driven by an increase in stock-based compensation and severance payments due to restructuring activities, including both involuntary separations and a voluntary retirement program.
The increase in the six-month period ended June 27, 2025 was primarily driven by increase in stock-based compensation, separation payment made to the previous CEO, and increased restructuring activities, including both involuntary separations and a voluntary retirement program.
Impairment of Goodwill

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 27, 2025	June 28, 2024	Percent Change	June 27, 2025	June 28, 2024	Percent Change
Impairment of Goodwill	$151.1	$—	n/m	$151.1	$—	n/m
Impairment of goodwill represents a non-cash charge of $151.1 million recorded during the three months ended June 27, 2025, as it was determined that the fair values of our Fluid Solutions and Services reporting units were below their carrying amounts. Refer to Note 4, Goodwill and Intangible Assets to the condensed consolidated financial statements for more information.
Interest and Other Expense, net

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 27, 2025	June 28, 2024	Percent Change	June 27, 2025	June 28, 2024	Percent Change
Interest income	$0.8	$1.4	(42.9)%	$1.9	$2.8	(32.1)%
Interest expense	$(10.1)	$(11.7)	(13.7)%	$(20.0)	$(23.9)	(16.3)%
Other income (expense), net	$(2.2)	$17.4	(112.6)%	$(1.3)	$13.5	(109.6)%
Interest income decreased in the three and six-month periods ended June 27, 2025 compared to the same periods in the prior year due to lower interest earning balances.
Interest expense decreased for the three and six-month periods ended June 27, 2025 compared to the same periods in the prior year primarily due to lower interest rates and reduced amortization of debt issuance costs.
Other income (expense), net, for the three-month period was primarily comprised of unrealized foreign exchange losses of $4.2 million offset by government grants received of $2.2 million. In the prior period, the Company recognized a $24.1 million gain related to the fair value adjustment of the contingent earn-out from the HIS acquisition which was offset by unrealized foreign exchange losses of $2.8 million million and debt modification costs of $3.6 million.
Other income (expense), net, for the six-month period was primarily comprised of unrealized foreign exchange losses of $3.4 million offset by government grants received of $2.2 million. In the prior period, the Company recognized a $22.8 million million gain related to the fair value adjustment of the contingent earn-out from the HIS acquisition which was offset by unrealized foreign exchange losses of $5.2 million and debt modification costs of $3.6 million.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 27, 2025	June 28, 2024	Percent Change	June 27, 2025	June 28, 2024	Percent Change
Provision for income taxes	$7.2	$8.5	(15.3)%	$14.6	$18.4	(20.7)%
Effective tax rate	-4.7%	28.3%		-9.8%	56.4%
The decrease in the effective tax rate for the three and six-month periods ended June 27, 2025 compared to the same periods in the prior year is primarily attributable to the changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full valuation allowances on deferred tax assets. The negative tax rates in the three and six-month periods ended June 27, 2025 are the result of pre-tax losses in those periods compared to pre-tax profits in the comparable periods ended June 28, 2024.
The tax provision for the three and six months ended June 27, 2025 includes the impact of a change in the Company’s plans for the earnings of one of its subsidiaries in China. In the past, the Company has asserted that the earnings of our foreign subsidiaries, with the exception of certain of its subsidiaries in Singapore, were considered indefinitely reinvested, thus avoiding the recognition of deferred taxes on the earnings considered indefinitely reinvested.
The negative tax rates in the three and six-month periods ended June 27, 2025 are the result of pre-tax losses during those periods compared to pre-tax profits in the comparable periods ended June 28, 2024. The tax provision for the three and six months ended June 27, 2025 includes the impact of a change in the Company’s assertion that earnings from fiscal 2023 and going forward in one of its subsidiaries in China is no longer permanently reinvested. As a result, the Company has recorded a discrete tax expense of $3.4 million in the second quarter of 2025. The Company will also record deferred taxes on the undistributed current and future year earnings of this China subsidiary.
Company management continuously evaluates the need for a valuation allowance on its deferred tax assets and, as of June 27, 2025, concluded that a full valuation allowance on its U.S. federal, state and certain of its foreign deferred tax assets remained appropriate.
Liquidity and Capital Resources
Cash and cash Equivalents
The following table summarizes our cash and cash equivalents:

(In millions)	June 27, 2025	December 27, 2024	Increase
Total cash and cash equivalents	$327.4	$313.9	$13.5
The following table summarizes the Condensed Consolidated Statements of Cash Flow information:

	Six Months Ended
(In millions)	June 27, 2025	June 28, 2024
Operating activities	$57.4	$33.0
Investing activities	(29.1)	(30.9)
Financing activities	(18.8)	12.5
Effects of exchange rate changes on cash and cash equivalents	4.0	(2.1)
Net increase in cash and cash equivalents	$13.5	$12.5

Our primary cash inflows and outflows were as follows:
•For the six-month period ended June 27, 2025, we generated cash from operating activities of $57.4 million compared to $33.0 million for the same period in the prior year. The $24.4 million increase in net cash provided by operating activities was primarily driven by a $25.9 million favorable change in net working capital.
•The major contributors in net changes in operating assets and liabilities for the six-month period ended June 27, 2025 were as follows:
◦Accounts receivable decreased $34.3 million primarily due to the timing of shipments and collections, as well as the sale of accounts receivable through factoring arrangements. Inventories decreased by $5.4 million as inventory on hand was consumed. Operating lease assets and liabilities decreased $11.1 million, reflecting lease payments and amortization. Prepaid expenses and other current assets increased by $7.8 million due to advance payments and prepayments related to various expenses.
◦Accounts payable decreased $11.9 million, other liabilities by $4.0 million, accrued compensation and related benefits by $2.6 million, and income tax payable by $4.2 million, as a result of elevated prepayment activity.
•Net cash used in investing activities during the six-month periods ended June 27, 2025 and June 28, 2024 consisted primarily of $29.2 million and $31.0 million purchases of property, plant and equipment, respectively.
•During the six-month period ended June 27, 2025, cash used in financing activities was $18.8 million compared to $12.5 million cash provided in the same period in the prior year. The $31.3 million increase in net cash used by financing activities was primarily due to $31.5 million net cash proceeds from bank borrowings related to the debt modification in the prior period.
We believe we have sufficient capital to fund our working capital needs, satisfy our debt obligations, maintain our existing capital equipment, purchase new capital equipment and make strategic acquisitions from time to time. As of June 27, 2025, we had cash and cash equivalents of $327.4 million compared to $313.9 million as of December 27, 2024. Our cash and cash equivalents, cash generated from operations, and amounts available under our revolving line of credit described below were our principal sources of liquidity as of June 27, 2025.
In the second quarter of 2025, we entered into a factoring agreement with a financial institution to sell certain accounts receivables under a non-recourse agreement. Under the arrangement, we sell certain trade receivables on a non-recourse basis and account for the transaction as a sale of the receivables. The financial institution assumes the full risk of collection, without recourse to the Company in the event of a loss. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. The applicable receivables are removed from our consolidated balance sheet when the cash proceeds are received by us. We utilize this factoring arrangement as part of our financing for working capital. For the three and six months ended June 27, 2025, we sold accounts receivable totaling $17.8 million under this arrangement.
In addition, Fluid Solutions has an existing factoring agreement with a financial institution to sell certain accounts receivables under a non-recourse agreement. For the three and six month periods ended June 27, 2025, we sold accounts receivable totaling $5.2 million and $11.6 million, respectively under this arrangement.
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
As of June 27, 2025, we have cash of approximately $227.9 million in our foreign subsidiaries. It is not practicable to determine the tax liability that might be incurred if the undistributed earnings of these foreign subsidiaries were to be distributed. It is the Company’s practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations, except for certain of its subsidiaries based in Singapore and China. There is no expected Singapore or U.S. tax liability on a distribution of the Singapore earnings. However, the Company has accrued taxes on the undistributed earnings of the China subsidiary in its financial statements as of June 27, 2025.
Borrowing Arrangements
The following table summarizes our borrowings:

	June 27, 2025
(Dollars in millions)	Amount	Weighted- Average Interest Rate
U.S. Term Loan	$484.5	7.6%
Debt issuance costs	(6.1)
	$478.4
At June 27, 2025, the Company had an outstanding amount under the Term Loan of $484.5 million, gross of unamortized debt issuance costs of $6.1 million. As of June 27, 2025, the interest rate on the outstanding Term Loan was 7.6%.
As of June 27, 2025, the Company had $146.4 million, net of $3.6 million of outstanding letters of credit, available under this revolving credit facility. As of June 27, 2025, the Company was in compliance with the financial covenants contained within the Amended Credit Agreement.
The Company maintains credit agreements with a local bank in Czechia and with a financial institution in Israel, which provide for revolving credit facilities of up to 7.0 million euros (approximately $8.2 million) and $5.0 million, respectively. As of June 27, 2025, there were no borrowings outstanding under these facilities.
As of June 27, 2025, the Company’s total bank debt was $478.4 million, net of unamortized debt issuance costs of $6.1 million. As of June 27, 2025, the Company had $146.4 million, $5.0 million, and 5.5 million euros (approximately $6.4 million) available to draw from its credit facilities in the U.S., Israel and Czechia, respectively.
See Note 6 - Borrowing Arrangements, of our Condensed Consolidated Financial Statements, included in Part 1 of this Form-10Q for additional information.
Capital Expenditures
Capital expenditures were $29.2 million during the six months ended June 27, 2025 and were primarily attributable to the capital invested in our manufacturing facilities worldwide. The Company anticipates that capital expenditures for the remainder of 2025 will be financed primarily through cash flow generated from operations and cash on hand.
Contractual Obligations
The Company had commitments to various third parties to purchase inventories totaling approximately $407.9 million as of June 27, 2025.
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification against certain liabilities to our customers, which may include claims of losses by their own customers resulting out of property damages, bodily injuries or deaths, or infringement of intellectual property rights by our products. Our potential liability arising out of intellectual property infringement claims by any third party is generally uncapped. As of June 27, 2025, we have not incurred any significant costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our chief executive officer and our chief financial officer concluded the disclosure controls and procedures were not effective as of June 27, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, due to material weaknesses in internal control over financial reporting described below.
Material Weaknesses in Internal Control Over Financial Reporting
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2024, the Company identified the following material weaknesses in our internal control over financial reporting that continue to exist as of June 27, 2025.
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
In response to the material weakness “(a)” management has taken the following actions:
•We have migrated the Fluid Solutions operating subsidiaries to our primary ERP system early in the third quarter of 2025, including the utilization of existing IT general controls of our primary ERP system leveraging standard user access controls to ensure appropriate segregation of duties that adequately restrict user access to our financial applications and data to appropriate company personnel.
In response to the material weakness “(b)” management has taken the following actions:
•During the second quarter of 2025, we completed the design and implementation of controls over segregation of duties assessment to identify key conflicts, established policies and procedures to maintain effective segregation of duties, and identified and implemented mitigating controls for key conflicts identified for certain other international operating subsidiaries in the Products segment which have not been migrated to the Company’s primary ERP system.
Management has made progress in addressing the previously identified material weaknesses, and the results of our testing indicate that the Company’s control environment has improved since the material weaknesses were first identified. While we have made progress, the material weaknesses will not be considered remediated until we conclude all measures necessary to remediate the material weaknesses have been designed, implemented, and the applicable controls have operated for a sufficient period of time, and management has concluded, through testing, that these controls are designed and operating effectively. While Management believes that the aforementioned plans will remediate the material weaknesses, there is no assurance of the exact timing of the completion of the remediation.
Changes in Internal Control Over Financial Reporting
Except for the design and implementation of controls over segregation of duties in response to material weakness “(b)” described above, there were no changes in our internal control over financial reporting during the quarter ended June 27, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table sets forth information related to repurchases of our equity securities during the six months ended June 27, 2025:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
December 28, 2024 — January 24, 2025	—	—	—	$108.5
January 25, 2025 — February 21, 2025	—	—	—	$108.5
February 22, 2025 — March 28, 2025	—	—	—	$108.5
March 29, 2025 — April 25, 2025	181,776	$18.64	181,776	$105.1
April 26, 2025 — May 23, 2025	—	—	—	$105.1
May 24, 2025 — June 27, 2025	—	—	—	$105.1

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not Applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits
(a)Exhibits
The following exhibits are filed with this quarterly Report on Form 10-Q for the quarter ended June 27, 2025:

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
Date: July 29, 2025

	By:	/S/ CLARENCE L. GRANGER
	Name:	Clarence L. Granger
	Title:	Interim Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

Date: July 29, 2025

	By:	/S/ SHERI SAVAGE
	Name:	Sheri Savage
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)