Form 10-Q
period 2025-09-26
Ultra Clean Holdings, Inc.
filed 2025-10-29
CIK 1275014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the issuer’s common stock as of October 23, 2025: 45,387,088

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 26, 2025	December 27, 2024
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$314.1	$313.9
Accounts receivable, net of allowance for credit losses of $1.2 and $2.1 at September 26, 2025 and December 27, 2024, respectively	199.5	241.1
Inventories	382.2	381.0
Prepaid expenses and other current assets	45.6	34.1
Total current assets	941.4	970.1
Property, plant and equipment, net	329.1	325.9
Goodwill	114.2	265.3
Intangible assets, net	163.7	184.9
Deferred tax assets, net	3.1	3.1
Operating lease right-of-use assets	156.9	161.0
Other non-current assets	12.1	9.6
Total assets	$1,720.5	$1,919.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$9.9	$16.0
Accounts payable	191.2	212.5
Accrued compensation and related benefits	49.6	50.1
Operating lease liabilities	18.6	18.6
Other current liabilities	24.1	38.4
Total current liabilities	293.4	335.6
Bank borrowings, net of current portion	466.5	476.5
Deferred tax liabilities	16.4	16.1
Operating lease liabilities	155.1	149.2
Other liabilities	7.8	6.7
Total liabilities	939.2	984.1
Commitments and contingencies (See Note 9)
Equity:
UCT stockholders’ equity:
Preferred stock — $0.001 par value, 10.0 shares authorized; none outstanding	—	—
Common stock — $0.001 par value, 90.0 shares authorized; 47.1 and 46.6 shares issued and 45.4 and 45.1 shares outstanding at September 26, 2025 and December 27, 2024, respectively	0.1	0.1
Additional paid-in capital	572.8	558.4
Common shares held in treasury, at cost, 1.7 and 1.5 shares at September 26, 2025 and December 27, 2024, respectively	(48.4)	(45.0)
Retained earnings	192.5	370.4
Accumulated other comprehensive loss	(7.1)	(10.3)
Total UCT stockholders’ equity	709.9	873.6
Noncontrolling interests	71.4	62.2
Total equity	781.3	935.8
Total liabilities and equity	$1,720.5	$1,919.9
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
(In millions, except per share amounts)
Revenues:
Products	$445.0	$479.0	$1,356.9	$1,350.2
Services	65.0	61.4	190.4	184.1
Total revenues	510.0	540.4	1,547.3	1,534.3
Cost of revenues:
Products	380.4	403.3	1,163.9	1,141.2
Services	47.4	43.7	137.8	128.6
Total cost revenues	427.8	447.0	1,301.7	1,269.8
Gross margin	82.2	93.4	245.6	264.5
Operating expenses:
Research and development	7.8	7.1	23.2	21.2
Sales and marketing	15.1	14.4	45.5	42.9
General and administrative	48.7	46.7	144.1	135.1
Impairment of goodwill	—	—	151.1	—
Total operating expenses	71.6	68.2	363.9	199.2
Income (loss) from operations	10.6	25.2	(118.3)	65.3
Interest income	1.1	1.1	3.0	3.9
Interest expense	(9.9)	(12.0)	(29.9)	(35.8)
Other income (expense), net	(1.2)	(4.1)	(2.5)	9.3
Income (loss) before provision for income taxes	0.6	10.2	(147.7)	42.7
Provision for income taxes	8.7	9.9	23.3	28.2
Net income (loss)	(8.1)	0.3	(171.0)	14.5
Less: Net income attributable to noncontrolling interests	2.8	2.6	6.9	7.1
Net income (loss) attributable to UCT	$(10.9)	$(2.3)	$(177.9)	$7.4

Net income (loss) per share attributable to UCT common stockholders:
Basic	$(0.24)	$(0.05)	$(3.93)	$0.16
Diluted	$(0.24)	$(0.05)	$(3.93)	$0.16
Shares used in computing net income (loss) per share:
Basic	45.4	45.0	45.2	44.8
Diluted	45.4	45.0	45.2	45.4
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
(In millions)
Net income (loss)	$(8.1)	$0.3	$(171.0)	$14.5
Other comprehensive income (loss):
Change in cumulative translation adjustment, net of tax	(4.4)	6.4	5.6	0.1
Total other comprehensive income (loss)	(4.4)	6.4	5.6	0.1
Comprehensive income (loss)	(12.5)	6.7	(165.4)	14.6
Comprehensive income, attributable to noncontrolling interests	1.0	5.5	9.3	6.7
Comprehensive income (loss) attributable to UCT	$(13.5)	$1.2	$(174.7)	$7.9
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 26, 2025	September 27, 2024
(In millions)
Cash flows from operating activities:
Net income (loss)	$(171.0)	$14.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35.5	34.1
Amortization of intangible assets	21.2	22.9
Stock-based compensation	14.4	12.7
Amortization of debt issuance costs	2.1	2.4
Impairment of goodwill	151.1	—
Change in the fair value of financial instruments	(0.1)	(21.7)
Deferred income taxes	0.4	(1.2)
Loss on sale of property, plant and equipment	0.7	1.2
Changes in assets and liabilities:
Accounts receivable	41.6	(47.3)
Inventories	(1.2)	(28.1)
Prepaid expenses and other current assets	(6.3)	(2.9)
Other non-current assets	(1.0)	0.6
Accounts payable	(22.8)	46.1
Accrued compensation and related benefits	(0.6)	0.2
Income taxes payable	(12.1)	1.4
Operating lease assets and liabilities	10.2	8.1
Other liabilities	(4.6)	4.9
Net cash provided by operating activities	57.5	47.9
Cash flows from investing activities:
Purchases of property, plant and equipment	(40.2)	(46.2)
Other investing activities	3.2	—
Net cash used in investing activities	(37.0)	(46.2)
Cash flows from financing activities:
Proceeds from bank borrowings	59.3	67.7
Extinguishment of bank borrowings	(59.3)	(44.2)
Proceeds from issuance of common stock	1.1	0.9
Principal payments on bank borrowings	(18.2)	(10.1)
Repurchase of shares	(3.4)	—
Employees’ taxes paid upon vesting of restricted stock units	(1.1)	(2.5)
Payments of dividends to a joint venture shareholder	(0.1)	(0.5)
Payment of debt issuance costs	—	(2.5)
Other financing activities	(0.6)	—
Net cash provided by (used in) financing activities	(22.3)	8.8
Effect of exchange rate changes on cash and cash equivalents	2.0	0.7
Net increase in cash and cash equivalents	0.2	11.2
Cash and cash equivalents at beginning of period	313.9	307.0
Cash and cash equivalents at end of period	$314.1	$318.2
Supplemental cash flow information:
Income taxes paid, net of income tax refunds	$35.2	$28.1
Interest paid	$31.4	$33.7
Non-cash investing and financing activities:
Property, plant and equipment purchased included in accounts payable and other liabilities	$4.4	$3.9
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended September 26, 2025
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance June 27, 2025	45.3	$0.1	$568.8	1.7	$(48.4)	$203.4	$(4.5)	$719.4	$70.4	$789.8
Issuance under employee stock plans	0.1	0.0	0.0	—	—	—	—	0.0	—	0.0
Employees' taxes paid upon vesting of restricted stock units	0.0	0.0	(0.4)	—	—	—	—	(0.4)	—	(0.4)
Stock-based compensation expense	—	—	4.4	—	—	—	—	4.4	—	4.4
Net income (loss)	—	—	—	—	—	(10.9)	—	(10.9)	2.8	(8.1)
Other comprehensive loss	—	—	—	—	—	—	(2.6)	(2.6)	(1.8)	(4.4)
Balance September 26, 2025	45.4	$0.1	$572.8	1.7	$(48.4)	$192.5	$(7.1)	$709.9	$71.4	$781.3

	Nine Months Ended September 26, 2025
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance December 27, 2024	45.1	$0.1	$558.4	1.5	$(45.0)	$370.4	$(10.3)	$873.6	$62.2	$935.8
Issuance under employee stock plans	0.5	0.0	1.1	—	—	—	—	1.1	—	1.1
Employees' taxes paid upon vesting of restricted stock units	0.0	0.0	(1.1)	—	—	—	—	(1.1)	—	(1.1)
Stock-based compensation expense	—	—	14.4	—	—	—	—	14.4	—	14.4
Repurchase of shares	(0.2)	—	—	0.2	(3.4)	—	—	(3.4)	—	(3.4)
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Net income (loss)	—	—	—	—	—	(177.9)	—	(177.9)	6.9	(171.0)
Other comprehensive income	—	—	—	—	—	—	3.2	3.2	2.4	5.6
Balance September 26, 2025	45.4	$0.1	$572.8	1.7	$(48.4)	$192.5	$(7.1)	$709.9	$71.4	$781.3

	Three Months Ended September 27, 2024
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance June 28, 2024	45.0	$0.1	$548.2	1.5	$(45.0)	$356.4	$(7.4)	$852.3	$59.4	$911.7
Issuance under employee stock plans	0.1	—	—	—	—	—	—	—	—	0.0
Employees' taxes paid upon vesting of restricted stock units	0.0	—	(0.3)	—	—	—	—	(0.3)	—	(0.3)
Stock-based compensation expense	—	—	4.7	—	—	—	—	4.7	—	4.7
Net income	—	—	—	—	—	(2.3)	—	(2.3)	2.6	0.3
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Other comprehensive loss	—	—	—	—	—	—	3.5	3.5	2.9	6.4
Balance September 27, 2024	45.1	$0.1	$552.6	1.5	$(45.0)	$354.1	$(3.9)	$857.9	$64.5	$922.4

	Nine Months Ended September 27, 2024
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance December 29, 2023	44.6	$0.1	$541.5	1.5	$(45.0)	$346.7	$(4.4)	$838.9	$58.3	$897.2
Issuance under employee stock plans	0.6	0.0	0.9	—	—	—	—	0.9	—	0.9
Employees' taxes paid upon vesting of restricted stock units	(0.1)	0.0	(2.5)	—	—	—	—	(2.5)	—	(2.5)
Stock-based compensation expense	—	—	12.7	—	—	—	—	12.7	—	12.7
Net income	—	—	—	—	—	7.4	—	7.4	7.1	14.5
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Other comprehensive loss	—	—	—	—	—	—	0.5	0.5	(0.4)	0.1
Balance September 27, 2024	45.1	$0.1	$552.6	1.5	$(45.0)	$354.1	$(3.9)	$857.9	$64.5	$922.4

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

Index to Notes

In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU No. 2025-01”), which confirmed that the guidance in ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The guidance is to be applied prospectively, although retrospective application is allowed. The Company is currently evaluating the impact of ASU 2024-03 and ASU 2025-01 on its financial statement disclosures.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Subtopic 326-20): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU No. 2025-05”). The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB ASC 606. The standard should be applied prospectively, and is effective for annual periods, including interim reporting periods, beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of this guidance but does not expect it to have material effect on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU No. 2025-06”). The amendments in this update provide targeted improvements to the accounting for internal-use software costs by removing the concept of “project stages,” introducing a new capitalization threshold based on when management authorizes and commits to funding the project, and requiring that capitalization only occur when completion of the software is probable. The ASU also introduces the concept of “significant development uncertainty,” under which capitalization should cease until such uncertainty is resolved. Additionally, the amendments relocate the guidance for website development costs from ASC 350-50 to ASC 350-40 and require expanded disclosures for capitalized internal-use software costs consistent with those for long-lived assets under ASC 360-10. Entities may apply the guidance prospectively, retrospectively, or using a modified retrospective approach, with early adoption permitted. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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
The Company currently has two active receivables factoring arrangements. One arrangement allows for the factoring of up to $25.0 million of uncollected receivables originated within the United States. The second arrangement allows for the factoring of up to $12.0 million of uncollected receivables originated within the EMEA and Asia Pacific regions. During the three and nine months ended September 26, 2025, the Company received cash proceeds of $21.5 million and $50.9 million, respectively, from the sales of accounts receivables under its factoring arrangements. As of September 26, 2025, there were a total of $24.0 million of uncollected receivables that had been sold and removed from the Company’s Condensed Consolidated Balance Sheets.

Index to Notes
Inventories
Inventories consisted of the following:

(In millions)	September 26, 2025	December 27, 2024
Raw materials	$208.1	$195.4
Work in process	142.6	130.8
Finished goods	31.5	54.8
Total	$382.2	$381.0
Property, plant and equipment, net
Property, plant and equipment, net, consisted of the following:

(In millions)	September 26, 2025	December 27, 2024
Land	$6.1	$5.7
Buildings	55.0	52.2
Leasehold improvements	149.7	138.7
Machinery and equipment	232.1	222.4
Computer equipment and software	85.3	78.2
Furniture and fixtures	4.7	4.8
	532.9	502.0
Accumulated depreciation	(233.3)	(214.0)
Construction in progress	29.5	37.9
Total	$329.1	$325.9
During the three months ended September 26, 2025, the Company received an asset-related government grant of $2.9 million, which was recorded as a reduction of the carrying amount of the related property, plant and equipment.
Capitalized interest was not significant for the nine months ended September 26, 2025, or for the fiscal year ended December 27, 2024.

Index to Notes
3. FAIR VALUE
The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

		Fair Value Measurement at Reporting Date Using
Description	September 26, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other liabilities:
Pension obligation	$2.7	$—	$—	$2.7

		Fair Value Measurement at Reporting Date Using
Description	December 27, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other non-current assets:
Plan assets	$0.1	$—	$—	$0.1
Other liabilities:
Pension obligation	$1.7	$—	$—	$1.7
Contingent earn-out	$0.1	$—	$—	$0.1
The estimated fair value of pension obligation is based on expected years of service and average compensation. The valuation model used to value pension obligation utilizes mortality rate, inflation, interest rate risks and changes in the life expectancy for pensioners. These assumptions are routinely made in the appraisal process by the independent actuary resulting in a Level 3 classification. As of September 26, 2025, the Company’s aggregate pension benefit obligations was $13.9 million and the fair value of the pension plan assets was $11.2 million, resulting in underfunded pension benefit obligations of $2.7 million. The Company recognizes the overfunded or underfunded status of defined benefit pension plans, measured as the difference between the fair value of the plan assets and the benefit obligation. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability.
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
In the first quarter of fiscal year 2025, the Company reassessed the fair value of the contingent earn-out associated with the acquisition of HIS, decreasing the fair value from $0.1 million as of December 27, 2024, to zero. The $0.1 million decrease was recorded as Other income (expense), net in the Condensed Consolidated Statements of Operations for the nine months ended September 26, 2025. The change in fair value was primarily due to lower-than-expected financial performance. There was no change in the fair value estimate during the third quarter of fiscal year 2025.
For the three and nine months ended September 27, 2024, the Company recognized $0.8 million of loss and $22.0 million of gain, respectively, related to the change in the fair value of contingent earn-out liability. These amounts were recorded within other income (expense), net in the Condensed Consolidated Statements of Operations.
There were no transfers in or out of any level during the three and nine months ended September 26, 2025 and September 27, 2024. Fair value adjustments were noncash, and therefore did not impact the Company’s liquidity or capital resources.

Index to Notes
4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the consideration transferred over the fair value of the tangible and identifiable intangible assets acquired, less the liabilities assumed in a business combination. Changes in the carrying amount of goodwill by segment during the nine months ended September 26, 2025, were as follows:

(In millions)	Products	Services	Total
Balance at December 27, 2024	$191.8	$73.5	$265.3
Impairment of Goodwill	(77.6)	(73.5)	(151.1)
Balance at September 26, 2025	$114.2	$—	$114.2
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
The Company performed a quantitative goodwill impairment test for each of its four reporting units by comparing the estimated fair value of each reporting unit to its respective carrying value. Based on the results of this assessment performed in the second quarter of 2025, the Company recorded a total goodwill impairment charge of $151.1 million, of which $77.6 million was attributable to the Fluid Solutions reporting unit and $73.5 million was attributable to the Services reporting unit. As a result, there is no remaining goodwill in the Fluid Solutions reporting unit or in the Services reporting unit. No impairments were identified in the Core Products or Fluid Delivery Systems reporting units, whose fair values remained substantially in excess of their respective carrying values.
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
During the third quarter of 2025, the Company monitored relevant events and circumstances and determined that no additional indicators of impairment were present that would require further interim impairment testing of goodwill or long-lived assets.
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

Index to Notes
Details of intangible assets were as follows:

		As of September 26, 2025			As of December 27, 2024
(Dollars in millions)	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	6 - 10	$207.2	$(131.2)	$76.0	$207.2	$(117.4)	$89.8
Recipes	20	73.2	(25.9)	47.3	73.2	(23.2)	50.0
Intellectual property/know-how	7 - 15	48.9	(26.1)	22.8	48.9	(22.8)	26.1
Tradename	4 - 6*	32.5	(23.3)	9.2	32.5	(22.9)	9.6
Standard operating procedures	20	8.6	(3.0)	5.6	8.6	(2.7)	5.9
Developed technology	5	4.6	(1.8)	2.8	4.6	(1.1)	3.5
Total		$375.0	$(211.3)	$163.7	$375.0	$(190.1)	$184.9
*The Company concluded that the asset life of UCT tradename of $9.0 million is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
The Company amortizes its intangible assets on a straight-line or accelerated basis over the estimated economic life of the assets. Amortization expense was approximately $6.9 million and $21.2 million for the three and nine months ended September 26, 2025, respectively. For the three and nine months ended September 27, 2024, amortization expense was approximately $7.6 million and $22.9 million, respectively. Amortization expense related to recipes, standard operating procedures, developed technology and certain intellectual property/know-how is included in cost of revenues, while the remaining amortization expense is included in general and administrative expense. As of September 26, 2025, future estimated amortization expense is expected to be as follows:

(In millions)	Amortization Expense
2025 (remaining in year)	$6.9
2026	27.2
2027	26.9
2028	23.8
2029	16.2
Thereafter	53.7
Total	$154.7
5. BORROWING ARRANGEMENTS
On September 15, 2025, the Company entered into the Eighth Amendment (the “Eighth Amendment”) to the Credit Agreement, originally dated August 27, 2018 (as previously amended, the “Existing Credit Agreement”). The Existing Credit Agreement, as further amended by the Eighth Amendment, is referred to herein as the “Credit Agreement”. Pursuant to the Eighth Amendment, the Existing Credit Agreement was amended to reduce the interest rate applicable to the term loan facility under the Credit Agreement by 0.50% per annum. The amendment did not modify the revolving credit facility.
The term loan facility has a maturity date of February 25, 2028. The Company pays monthly interest payments in arrears and quarterly principal payments of 0.625% of the outstanding principal balance since September 15, 2025, with the remaining principal paid upon maturity.
The revolving credit facility has aggregate commitments of $150.0 million and a maturity date of August 27, 2027. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. Outstanding letters of credit reduce the availability of the revolving credit facility and, as of September 26, 2025, the Company had $146.6 million, net of $3.4 million of outstanding letters of credit, available under this revolving credit facility.
The letter of credit facility has an available commitment of $50.0 million and a maturity date of August 27, 2027. The Company pays a quarterly fee in arrears on the dollar equivalent of all outstanding letters of credit equal to the applicable margin for the revolving credit facility, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of September 26, 2025, the Company had $3.4 million of outstanding letters of credit and $46.6 million of available commitments remaining under the letter of credit facility.

Index to Notes
Under the Credit Agreement, the Company may elect that the Term Loan bear interest at a rate per annum equal to either (a) “ABR” (as defined in the Credit Agreement), plus the applicable margin or (b) the “Term SOFR” (as defined in the Credit Agreement), plus the applicable margin. The applicable margin for the Term Loan is equal to a rate per annum equal to either (i) at any time that the Company’s corporate family rating is Ba3 (with a stable outlook) or higher from Moody’s and BB- (with a stable outlook) or higher from S&P, (x) 2.50% for such Term SOFR loans and (y) 1.50% for such ABR term loans or (ii) at all other times, (x) 2.75% for such Term SOFR loans and (y) 1.75% for such ABR term loans. Interest on the Term Loan is payable on (1) in the case of such ABR term loans, the last day of each calendar quarter and (2) in the case of such Term SOFR loans, the last day of each relevant interest period and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period.
At September 26, 2025, the Company had an outstanding amount under the Term Loan of $481.5 million, gross of unamortized debt issuance costs of $5.1 million. As of September 26, 2025, the interest rate on the outstanding Term Loan was 6.9%.
The Credit Agreement requires the Company to maintain certain financial covenants including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio as of the last day of any fiscal quarter. The Company currently has no revolving loans outstanding under the Credit Agreement. As of September 26, 2025, the Company was in compliance with the financial covenants contained within the Credit Agreement.
The Company maintains credit agreements with a local bank in Czechia and with a financial institution in Israel, which provide for revolving credit facilities of up to 7.0 million euros (approximately $8.2 million) and $5.0 million, respectively.
As of September 26, 2025, the Company’s total bank debt was $476.4 million, net of unamortized debt issuance costs of $5.1 million. As of September 26, 2025, the Company had $146.6 million, $5.0 million, and 5.5 million euros (approximately $6.4 million) available to draw from its credit facilities in the U.S., Israel and Czechia, respectively.
The fair value of the Company’s long-term debt is based on Level 2 inputs, and was determined using quoted prices for similar instruments in inactive markets. The Company’s carrying value approximates fair value for the Company’s long-term debt.
6. INCOME TAX
The Company recorded income tax provisions of $8.7 million and $9.9 million for the three months ended September 26, 2025 and September 27, 2024, respectively, and $23.3 million and $28.2 million for the nine months ended September 26, 2025 and September 27, 2024, respectively.
The Company’s effective tax rate was 1450.0% and 97.1% for the three months ended September 26, 2025 and September 27, 2024, respectively, and (15.8)% and 66.0% for the nine months ended September 26, 2025 and September 27, 2024, respectively.
The change in respective tax rates reflects, primarily, the goodwill impairment booked in the second quarter of fiscal year 2025, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full valuation allowances on deferred tax assets. Company management continuously evaluates the need for a valuation allowance and, as of September 26, 2025, concluded that a full valuation allowance on its U.S. federal and state and certain of its foreign deferred tax assets was still appropriate.
As of September 26, 2025 and December 27, 2024, the Company’s gross liability for unrecognized tax benefits, excluding interest, was $5.2 million and $2.3 million, respectively. Increases or decreases to interest and penalties on uncertain tax positions are included in the income tax provision in the Condensed Consolidated Statements of Operations. Although it is possible that some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.
The Organization for Economic Co-operation and Development and the G20 Inclusive Framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) have put forth Pillar Two proposals that ensure a minimal level of taxation. Several countries in which the Company operates have adopted legislation to implement the Inclusive Framework’s global corporate minimum tax rate of fifteen percent. This legislation became effective in certain jurisdictions the Company operates in for the current fiscal year ending December 26, 2025. Based on the Company’s current analysis of the enacted Pillar Two provisions and transitional safe harbor provisions, Pillar Two will not have a significant impact on the Company's financial statements for fiscal year 2025.
On July 4, 2025, the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was signed into law, enacting significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include, but are not limited to, expensing of domestic research expenses, increasing the limit of the deduction

Index to Notes
of interest expense deduction to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The impacts of the OBBBA are reflected in the Company’s results for the three months ended September 26, 2025, and there was no material impact to our income tax expense.
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
As of September 26, 2025, the benefit obligation of the plans was $13.9 million and the fair value of the benefit plan assets was $11.2 million which are invested in several fixed deposit accounts with financial institutions. As of September 26, 2025, the underfunded balance of the plans of $2.7 million has been recorded by the Company and is included in other liabilities.
Amounts recognized in accumulated other comprehensive income (loss) and contributions made for the three and nine months ended September 26, 2025 and September 27, 2024 were negligible.
As of September 26, 2025, the Company’s future estimated payment obligations for the respective fiscal years are as follows:

(In millions)
2025	$1.4
2026	1.8
2027	2.7
2028	1.3
2029	1.3
Thereafter	11.7
Total	$20.2
Employee Savings and Retirement Plan
The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all U.S. employees who meet certain eligibility requirements. Participants can elect to contribute to the 401(k) Plan, on a pre-tax basis, up to 25% of their salary to a maximum of the IRS limit. The Company matches 50.0% of each employee's contribution, up to a maximum of 6% of the employee’s eligible earnings. The Company made discretionary employer contributions to its 401(k) Plan of $1.0 million and $3.0 million for the three and nine months ended September 26, 2025, respectively, and $0.8 million and $2.7 million for the three and nine months ended September 27, 2024, respectively.
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

Index to Notes
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
No shares were repurchased under this program for the three months ended September 26, 2025, and for three and nine months ended September 27, 2024. For the nine months ended September 26, 2025, the Company repurchased approximately 0.2 million shares under this program for an aggregate cost of $3.4 million. All repurchases during the 2025 period occurred in the second quarter.
As of September 26, 2025, 1.5 million shares had been repurchased under the program and they are held in treasury stock. The Company records treasury stock using the cost method. The Company may reissue these treasury shares as part of its stock-based compensation programs.
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
10. EMPLOYEE STOCK PLANS
Employee Stock Plans
The Company grants stock awards in the form of restricted stock units (“RSUs”) and performance stock units (“PSUs”) to its employees as part of the Company’s long-term equity compensation plan. These stock awards are granted to employees with a unit purchase price of zero dollars and typically vest over three years, subject to the employee’s continued service with the Company and, in the case of PSUs, subject to achieving certain performance goals and market conditions. The Company also grants common stock to its board members in the form of restricted stock awards (“RSAs”), which vest on the earlier of the next Annual Shareholder Meeting, or 365 days from date of grant. The aggregate number of shares authorized for issuance under the plan is 12.6 million.
Stock-based compensation expense includes compensation costs related to estimated fair values of awards granted. The estimated fair value of the Company’s equity-based awards is amortized on a straight-line basis over the awards’ vesting period and is adjusted for performance as it relates to PSUs.
The following table shows the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(In millions)	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Cost of revenues (1)	$0.4	$0.5	$1.1	$1.3
Research and development	0.1	0.1	0.4	0.2
Sales and marketing	0.4	0.4	1.3	1.4
General and administrative	3.5	3.7	11.6	9.8
Total stock-based compensation	$4.4	$4.7	$14.4	$12.7
(1)Stock-based compensation expense capitalized in inventory for the three and nine months ended September 26, 2025 and September 27, 2024 were immaterial.

Index to Notes
For the three and nine months ended September 26, 2025, 0.2 million and 1.0 million RSUs were granted with a weighted average fair value of $26.13 and $23.27 per share, respectively. For the three and nine months ended September 27, 2024, 27 thousand and 502 thousand RSUs were granted with a weighted average fair value of $39.72 and $41.37 per share, respectively.
For the three and nine months ended September 26, 2025, 44 thousand and 142 thousand PSUs were granted, with a fair value of $1.0 million and $3.2 million, respectively. For the nine months ended September 27, 2024, 125 thousand PSUs were granted with a fair value of $5.8 million. No PSUs were granted for the three months ended September 27, 2024.
For the nine months ended September 26, 2025 and September 27, 2024, 1 thousand and 26 thousand RSAs were granted with a weighted fair value of $24.96 and $46.17 per share, respectively. No RSAs were granted for the three months ended September 26, 2025 and September 27, 2024.
The following table summarizes the Company’s combined RSU, PSU and RSA activity for the nine months ended September 26, 2025:

(In millions)	Number of Shares	Aggregate Intrinsic Value
Outstanding at December 27, 2024	1.4	$52.0
Granted	1.2
Vested	(0.4)
Forfeited	(0.5)
Outstanding at September 26, 2025	1.7	$44.8
Expected to vest at September 26, 2025	1.7	$44.8
As of September 26, 2025, approximately $34.4 million of unrecognized stock-based compensation cost related to employee and director awards remains to be amortized on a straight-line basis over a weighted average period of 2.1 years, and will be adjusted for subsequent changes in future grants.
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
During the nine months ended September 26, 2025 and September 27, 2024, 72 thousand and 42 thousand shares, respectively, were issued under the ESPP. No shares were issued under the ESPP during the three months ended September 26, 2025 and September 27, 2024.
The Company recorded ESPP-related expense of $0.2 million and $0.7 million for the three and nine months ended September 26, 2025, respectively. For the three and nine months ended September 27, 2024, the Company recorded ESPP-related expense of $0.2 million and $0.5 million, respectively.
11. REVENUE RECOGNITION
Revenue is recognized when the Company satisfies the performance obligations as evidenced by the transfer of control of the promised goods or services to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

Index to Notes
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
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value-added, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Certain of our customers may receive cash-based incentives, such as rebates or credits, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. As of September 26, 2025 and December 27, 2024, unpaid rebate accruals totaled $1.9 million and $2.3 million, respectively, and were netted against accounts receivable. The Company’s disaggregated revenues are apportioned by segments within the Company’s Condensed Consolidated Statement of Operations. Certain services performed by the Company related to products sold to customers are included in Products revenue in the Condensed Consolidated Statement of Operations. These services are not material for any of the periods presented.
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

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Singapore	$180.8	$173.9	$563.5	$500.0
United States	120.6	145.6	378.2	432.7
Austria	62.6	48.9	157.9	131.6
China	35.0	56.7	116.0	171.2
South Korea	28.0	25.3	85.8	73.6
Malaysia	19.3	13.3	59.0	30.6
Taiwan	18.0	23.2	43.3	60.3
Others	45.7	53.5	143.6	134.3
Total	$510.0	$540.4	$1,547.3	$1,534.3

Index to Notes
The Company’s most significant customers (having individually accounted for 10% or more of revenues) are from Products segment and their related revenues as a percentage of total revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Lam Research Corporation	39.4%	31.2%	36.0%	31.4%
Applied Materials, Inc.	20.5	21.8	22.2	22.4
Total	59.9%	53.0%	58.2%	53.8%
As of September 26, 2025, gross accounts receivable from Lam Research Corporation and Applied Materials, Inc. exceeded 10% of the Company's total gross accounts receivable, representing approximately 26.1% of the total.
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
13. NET LOSS PER SHARE
Potential common shares from employee stock plans totaling 1.5 million and 1.3 million for the three and nine months ended September 26, 2025, respectively, were excluded from the computation of diluted loss per share as their effect would have been antidilutive. The Company did not have any significant antidilutive securities excluded from the calculation of diluted earnings per share for the three and nine months ended September 27, 2024.

The table below presents the calculation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
(In millions, except share amounts)	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Numerator:
Net income (loss) attributable to UCT	$(10.9)	$(2.3)	$(177.9)	$7.4
Denominator:
Shares used in computation — basic:
Basic weighted average common shares outstanding	45.4	45.0	45.2	44.8
Shares used in computation — diluted:
Weighted average common shares outstanding	45.4	45.0	45.2	44.8
Effect of potential dilutive securities:
Employee stock plans	—	—	—	0.6
Diluted weighted average common shares outstanding	45.4	45.0	45.2	45.4
Net income (loss) per share attributable to UCT:
Basic	$(0.24)	$(0.05)	$(3.93)	$0.16
Diluted	$(0.24)	$(0.05)	$(3.93)	$0.16
14. REPORTABLE SEGMENTS
The Company’s Chief Executive Officer is the Company’s chief operating decision maker (CODM). The CODM primarily uses income from operations to evaluate each segment’s performance and allocate resources, primarily through periodic budgeting and segment performance reviews. Significant expenses within segment operating profit include cost of revenue,

Index to Notes
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

Index to Notes
Segment Data

	Three Months Ended		Nine Months Ended
(In millions)	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Revenues:
Products	$445.0	$479.0	$1,356.9	$1,350.2
Services	65.0	61.4	190.4	184.1
Total segment revenues	$510.0	$540.4	$1,547.3	$1,534.3

Cost of revenues:
Products	$380.4	$403.3	$1,163.9	$1,141.2
Services	47.4	43.7	137.8	128.6
Total segment cost of revenues	$427.8	$447.0	$1,301.7	$1,269.8

Gross profit:
Products	$64.6	$75.7	$193.0	$209.0
Services	17.6	17.7	52.6	55.5
Total segment gross profit	$82.2	$93.4	$245.6	$264.5

Operating expenses:
Products
Research and development	$5.5	$4.8	$16.0	$13.9
Sales and marketing	12.3	11.8	37.0	35.0
General and administrative	38.9	36.7	115.2	104.2
Impairment of goodwill	—	—	77.6	—
Total Products operating expenses	56.7	53.3	245.8	153.1
Services
Research and development	2.4	2.3	7.2	7.2
Sales and marketing	2.7	2.6	8.5	8.0
General and administrative	9.8	10.0	28.9	30.9
Impairment of goodwill	—	—	73.5	—
Total Services operating expenses	14.9	14.9	118.1	46.1
Total segment operating expenses	$71.6	$68.2	$363.9	$199.2

Segment operating profit (loss):
Products	$7.9	$22.4	$(52.8)	$55.9
Services	2.7	2.8	(65.5)	9.4
Total segment operating profit (loss)	$10.6	$25.2	$(118.3)	$65.3

Reconciliation of segment operating profit (loss):
Total segment operating profit	$10.6	$25.2	$(118.3)	$65.3
Interest income	1.1	1.1	3.0	3.9
Interest expense	(9.9)	(12.0)	(29.9)	(35.8)
Other income (expense), net	(1.2)	(4.1)	(2.5)	9.3
Income (loss) before provision for income taxes	$0.6	$10.2	$(147.7)	$42.7

Index to Notes

Expenditures for segment property, plant and equipment
Products	$7.5	$11.9	$26.4	$31.9
Services	3.5	3.3	13.8	14.3
Total expenditures for segment assets	$11.0	$15.2	$40.2	$46.2

Depreciation and amortization
Products	$12.7	$12.8	$37.8	$38.5
Services	6.3	6.2	18.9	18.5
Total depreciation and amortization	$19.0	$19.0	$56.7	$57.0

(In millions)			September 26, 2025	December 27, 2024
Assets
Products			$1,439.3	$1,657.0
Services			281.2	262.9
Total segment assets			$1,720.5	$1,919.9
Long-lived assets comprised of operating lease right-of-use assets and property, plant and equipment, net, are reported based on the location of the asset. The carrying amount of long-lived assets in United States, Malaysia, Israel, South Korea and other foreign countries were $174.3 million, $81.8 million, $71.5 million, $51.9 million and $106.5 million, respectively as of September 26, 2025, and $176.9 million, $83.2 million, $75.2 million, $49.8 million and $101.8 million, respectively as of December 27, 2024.
15. SUBSEQUENT EVENTS
Subsequent to the end of the third quarter, on October 23, 2025, the Board of Directors approved the renewal of the share repurchase program. The renewed program authorizes the Company to repurchase up to $150.0 million of its common stock over a three-year period.

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
Goodwill
As discussed in Note 4, Goodwill and Intangible Assets Goodwill to our condensed consolidated financial statements, we performed a quantitative goodwill impairment assessment in the second quarter of 2025, which resulted in goodwill impairment charges of $151.1 million related to the Fluid Solutions and Services reporting units. The fair value estimate of each reporting unit was derived from an income approach. Under the income approach, we estimated the fair value of the reporting unit based on the present value of estimated future cash flows. We prepared cash flow projections based on management's estimates of revenue growth rates and operating margins, taking into consideration historical performance and the current macroeconomic, industry, and market conditions. We based the discount rate on the weighted-average cost of capital considering company-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows.
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
Results of Operations
Fiscal Year
Our fiscal year is the 52- or 53-week period ending on the Friday nearest December 31. Fiscal year 2025 is a 52-week period ending December 26, 2025 and fiscal year 2024 was a 52-week ended December 27, 2024. The fiscal quarters ended September 26, 2025 and September 27, 2024 were both 13-week periods.
Discussion of Results of Operations for the Three and Nine months ended September 26, 2025 compared to the Three and Nine months ended September 27, 2024
Revenues

	Three Months Ended			Nine Months Ended
Revenues by Segment (Dollars in millions)	September 26, 2025	September 27, 2024	Percent Change	September 26, 2025	September 27, 2024	Percent Change
Products	$445.0	$479.0	(7.1)%	$1,356.9	$1,350.2	0.5%
Services	65.0	61.4	5.9%	190.4	184.1	3.4%
Total revenues	$510.0	$540.4	(5.6)%	$1,547.3	$1,534.3	0.8%
Products as a percentage of total revenues	87.3%	88.6%		87.7%	88.0%
Services as a percentage of total revenues	12.7%	11.4%		12.3%	12.0%
For the three-month period ended September 26, 2025, Products revenue decreased compared to the same period in the prior year. The decrease was primarily driven by lower customer demand, reflecting a temporary slowdown in customer purchasing activity in response to short-term market conditions.
For the nine-month period ended September 26, 2025, Products revenue was flat compared to the same period in the prior year, reflecting the broadly consistent year over year state of the semiconductor industry.
Service revenues for the three and nine-month periods ended September 26, 2025, increased compared to the same periods in the prior year, primarily driven by higher demand across its customer base.

	Three Months Ended			Nine Months Ended
Revenues by Geography (Dollars in millions)	September 26, 2025	September 27, 2024	Percent Change	September 26, 2025	September 27, 2024	Percent Change
United States	$120.6	$145.6	(17.2)%	$378.2	$432.7	(12.6)%
International	389.4	394.8	(1.4)%	1,169.1	1,101.6	6.1%
Total revenues	$510.0	$540.4	(5.6)%	$1,547.3	$1,534.3	0.8%
United States as a percentage of total revenues	23.6%	26.9%		24.4%	28.2%
International as a percentage of total revenues	76.4%	73.1%		75.6%	71.8%
Revenues by geographic area are categorized based on the customer’s location to which the products were shipped or services were performed.
For the three and nine months ended September 26, 2025, U.S. revenues decreased compared to the same periods in the prior year, primarily due to a shift of product revenues from U.S. to international locations. As a result, international revenues as a percentage of total revenues increased compared to the same periods in the prior year.
Cost of Revenues

	Three Months Ended			Nine Months Ended
Cost of revenues by Segment (Dollars in millions)	September 26, 2025	September 27, 2024	Percent Change	September 26, 2025	September 27, 2024	Percent Change
Products	$380.4	$403.3	(5.7)%	$1,163.9	$1,141.2	2.0%
Services	47.4	43.7	8.5%	137.8	128.6	7.2%
Total Cost of revenues	$427.8	$447.0	(4.3)%	$1,301.7	$1,269.8	2.5%
Products cost as a percentage of total Products revenues	85.5%	84.2%		85.8%	84.5%
Services cost as a percentage of total Services revenues	72.9%	71.2%		72.4%	69.9%
Cost of Products revenues consists of purchased materials, direct labor and manufacturing overhead.
For the three-month period ended September 26, 2025, Cost of Products revenues decreased by $22.9 million compared to the same period in the prior year. The decrease was primarily driven by lower sales volumes, which led to a $23.3 million reduction in material costs, partially offset by higher restructuring-related costs and increased tariffs and duties.
For the nine-month period ended September 26, 2025, Cost of Products revenues increased by $22.7 million compared to the same period in the prior year. Although product revenues were relatively flat, the increase in cost was primarily due to changes in product mix, which led to a $10.8 million increase in material costs. The remaining increase was attributable to higher overhead costs associated with increased production activity, as well as restructuring activities, tariffs and duties.
Services Cost of revenues consists of direct labor, overhead, and materials such as chemicals, gases and consumables.
For the three and nine-month periods ended September 26, 2025, Services Cost of revenues increased by $3.7 million and $9.2 million, respectively, compared to the same periods in the prior year.
The increase for the three-month period was driven by higher sales, which resulted in increased headcount, overtime, and employee-related expenses at a specific location, as well as higher restructuring-related activities.
The increase for the nine-month period was driven by a higher volume of service orders, and increases in headcount, overtime and employee-related expenses for a specific location, resulting in a $5.8 million in additional costs, as well as higher overhead costs and restructuring-related activities.

Gross Margin

	Three Months Ended			Nine Months Ended
Gross Profit by Segment (Dollars in millions)	September 26, 2025	September 27, 2024	Percent Change	September 26, 2025	September 27, 2024	Percent Change
Products	$64.6	$75.7	(14.7)%	$193.0	$209.0	(7.7)%
Services	17.6	17.7	(0.6)%	52.6	55.5	(5.2)%
Gross profit	$82.2	$93.4	(12.0)%	$245.6	$264.5	(7.1)%
Gross Margin by Segment
Products	14.5%	15.8%		14.2%	15.5%
Services	27.1%	28.8%		27.6%	30.1%
Total Company	16.1%	17.3%		15.9%	17.2%
Gross profit and gross margins fluctuate with revenue levels, product mix, material costs, and labor costs.
Products gross profit and gross margin decreased for the three and nine-month periods ended September 26, 2025 compared to the same periods in the prior year, primarily due to higher employee and restructuring-related costs, as well as increased duties and tariffs.
Services gross profit and gross margin decreased for the three and nine-month periods ended September 26, 2025 compared to the same periods in the prior year, primarily due to higher cost of revenues driven by increased labor and compensation-related costs at a specific location.
Operating Margin

	Three Months Ended			Nine Months Ended
Operating Profit by Segment (Dollars in millions)	September 26, 2025	September 27, 2024	Percent Change	September 26, 2025	September 27, 2024	Percent Change
Products	$7.9	$22.4	(64.7)%	$(52.8)	$55.9	(194.5)%
Services	2.7	2.8	(3.6)%	(65.5)	9.4	(796.8)%
Operating profit	$10.6	$25.2	(57.9)%	$(118.3)	$65.3	(281.2)%
Operating Margin by Segment
Products	1.8%	4.7%		(3.9%)	4.1%
Services	4.2%	4.6%		(34.4%)	5.1%
Total Company	2.1%	4.7%		(7.6%)	4.3%
Operating profit and operating margin for both Products and Services decreased for the three and nine-month periods ended September 26, 2025 compared to the same periods in the prior year.
The decline for the for the three-month period was due to higher employee-related expenses, including costs associated with involuntary separations and a voluntary retirement program, each a part of the Company’s ongoing restructuring efforts, as well as increases in duties and tariffs.
The decline for the for the nine-month period was primarily driven by the goodwill impairment recorded in the second quarter of fiscal year 2025, and increases in stock-based compensation and severance costs due to restructuring activities, including both involuntary separations and a voluntary retirement program.
Research and Development

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 26, 2025	September 27, 2024	Percent Change	September 26, 2025	September 27, 2024	Percent Change
Research and development	$7.8	$7.1	9.9%	$23.2	$21.2	9.4%
Research and development as a percentage of total revenues	1.5%	1.3%		1.5%	1.4%
Research and development expenses increased for both the three and nine-month periods ended September 26, 2025 compared to the same periods in the prior year. The increase in the current period was primarily driven by higher employee-related expenses, including costs associated with involuntary separations and a voluntary retirement program, each a part of the Company’s ongoing restructuring efforts.

Sales and Marketing

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 26, 2025	September 27, 2024	Percent Change	September 26, 2025	September 27, 2024	Percent Change
Sales and marketing	$15.1	$14.4	4.9%	$45.5	$42.9	6.1%
Sales and marketing as a percentage of total revenues	3.0%	2.7%		2.9%	2.8%
Sales and marketing expenses increased for both the three and nine-month periods ended September 26, 2025 compared to the same periods in the prior year. The increase was primarily driven by higher restructuring-related costs, including expenses associated with involuntary separations and a voluntary retirement program.
General and Administrative

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 26, 2025	September 27, 2024	Percent Change	September 26, 2025	September 27, 2024	Percent Change
General and administrative	$48.7	$46.7	4.3%	$144.1	$135.1	6.7%
General and administrative as a percentage of total revenues	9.5%	8.6%		9.3%	8.8%
General and administrative expenses increased $2.0 million and $9.0 million in the three and nine-month periods ended September 26, 2025 compared to the same periods in the prior year.
The increase in the three-month period ended September 26, 2025 was primarily driven by an increase severance payments due to restructuring activities, including both involuntary separations and a voluntary retirement program.
The increase in the nine-month period ended September 26, 2025 was primarily driven by increase in stock-based compensation, a separation payment made to the prior CEO, and increased restructuring activities, including both involuntary separations and a voluntary retirement program.
Impairment of Goodwill

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 26, 2025	September 27, 2024	Percent Change	September 26, 2025	September 27, 2024	Percent Change
Impairment of Goodwill	$—	$—	n/m	$151.1	$—	n/m
Impairment of goodwill represents a non-cash charge of $151.1 million recorded in the second quarter of 2025, as the fair values of our Fluid Solutions and Services reporting units were determined to be below their carrying amounts. No impairment charges were recorded for the three-month period ended September 26, 2025. Refer to Note 4, Goodwill and Intangible Assets to the condensed consolidated financial statements for more information.
Interest and Other Expense, net

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 26, 2025	September 27, 2024	Percent Change	September 26, 2025	September 27, 2024	Percent Change
Interest income	$1.1	$1.1	—%	$3.0	$3.9	(23.1)%
Interest expense	$(9.9)	$(12.0)	(17.5)%	$(29.9)	$(35.8)	(16.5)%
Other income (expense), net	$(1.2)	$(4.1)	(70.7)%	$(2.5)	$9.3	(126.9)%
Interest income decreased in the nine-month period ended September 26, 2025 compared to the same period in the prior year due to lower interest earning balances.
Interest expense decreased for the three and nine-month periods ended September 26, 2025 compared to the same periods in the prior year primarily due to lower interest rates and reduced amortization of debt issuance costs.
Other income (expense), net, for the three-month period ended September 26, 2025 was primarily comprised of $1.1 million debt modification related costs. In the prior period, the Company recognized an $0.8 million loss related to the fair value adjustment of the contingent earn-out from the HIS acquisition, as well as unrealized foreign exchange losses of $3.5 million.

Other income (expense), net, for the nine-month period was primarily comprised of unrealized foreign exchange losses of $3.4 million and $1.0 million debt modification related costs offset by government grants received of $2.2 million. In the prior period, the Company recognized a $22.0 million gain related to the fair value adjustment of the contingent earn-out from the HIS acquisition which was partially offset by unrealized foreign exchange losses of $8.7 million and debt modification costs of $3.6 million.
Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 26, 2025	September 27, 2024	Percent Change	September 26, 2025	September 27, 2024	Percent Change
Provision for income taxes	$8.7	$9.9	(12.1)%	$23.3	$28.2	(17.4)%
Effective tax rate	1450.0%	97.1%		-15.8%	66.0%
The decrease in the provision for income taxes for the three and nine-month periods ended September 26, 2025 compared to the same periods in the prior year is primarily attributable to the changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full valuation allowances on deferred tax assets.
The tax provision for the three and nine months ended September 26, 2025, includes the impact of a change in the Company’s assertion that earnings from fiscal 2023 and going forward in one of its subsidiaries in China are no longer permanently reinvested. As a result, the Company recorded a discrete tax expense of $3.4 million in the second quarter of 2025. The Company will also record deferred taxes on the undistributed current and future year earnings of this China subsidiary.
Company management continuously evaluates the need for a valuation allowance on its deferred tax assets and, as of September 26, 2025, concluded that a full valuation allowance on its U.S. federal, state and certain of its foreign deferred tax assets remained appropriate.
Liquidity and Capital Resources
Cash and cash Equivalents
The following table summarizes our cash and cash equivalents:

(In millions)	September 26, 2025	December 27, 2024	Increase
Total cash and cash equivalents	$314.1	$313.9	$0.2
The following table summarizes the Condensed Consolidated Statements of Cash Flow information:

	Nine Months Ended
(In millions)	September 26, 2025	September 27, 2024
Operating activities	$57.5	$47.9
Investing activities	(37.0)	(46.2)
Financing activities	(22.3)	8.8
Effects of exchange rate changes on cash and cash equivalents	2.0	0.7
Net increase in cash and cash equivalents	$0.2	$11.2
Our primary cash inflows and outflows were as follows:
•For the nine-month period ended September 26, 2025, we generated cash from operating activities of $57.5 million compared to $47.9 million for the same period in the prior year. The $9.6 million increase in net cash provided by operating activities was primarily driven by a $20.2 million favorable change in net working capital.
•The major contributors in net changes in operating assets and liabilities for the nine-month period ended September 26, 2025 were as follows:
◦Accounts receivable decreased $41.6 million primarily due to the timing of shipments and collections, as well as the sale of accounts receivable through factoring arrangements. Operating lease assets and liabilities decreased $10.2 million, reflecting lease payments and amortization. Prepaid expenses and other current assets increased by $6.3 million due to advance payments and prepayments related to various expenses.
◦Accounts payable decreased $22.8 million, other liabilities by $4.6 million, and income tax payable by $12.1 million, as a result of elevated prepayment activity.
•Net cash used in investing activities during the nine-month periods ended September 26, 2025 and September 27, 2024 consisted primarily of $40.2 million and $46.2 million purchases of property, plant and equipment, respectively. During the nine months ended September 26, 2025, we received an asset-related government grant amounting to $2.9 million.
•During the nine month period ended September 26, 2025, cash used in financing activities was $22.3 million compared to $8.8 million cash provided in the same period in the prior year. The $31.1 million increase in net cash used by financing activities was primarily due to $23.5 million net cash proceeds from bank borrowings related to the debt modification in the prior period.
We believe we have sufficient capital to fund our working capital needs, satisfy our debt obligations, maintain our existing capital equipment, purchase new capital equipment and make strategic acquisitions from time to time. As of September 26, 2025, we had cash and cash equivalents of $314.1 million compared to $313.9 million as of December 27, 2024. Our cash and cash equivalents, cash generated from operations, and amounts available under our revolving line of credit described below were our principal sources of liquidity as of September 26, 2025.
In the second quarter of 2025, we entered into a factoring agreement with a financial institution to sell certain accounts receivables under a non-recourse agreement. Under the arrangement, we sell certain trade receivables on a non-recourse basis and account for the transaction as a sale of the receivables. The financial institution assumes the full risk of collection, without recourse to the Company in the event of a loss. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. The applicable receivables are removed from our consolidated balance sheet when the cash proceeds are received by us. We utilize this factoring arrangement as part of our financing for working capital. For the three and nine-months ended September 26, 2025, we sold accounts receivable totaling $21.5 million and $39.3 million, respectively, under this arrangement.
In addition, Fluid Solutions has an existing factoring agreement with a financial institution to sell certain accounts receivables under a non-recourse agreement. For the nine-month period ended September 26, 2025, we sold accounts receivable totaling $11.6 million under this arrangement, and no accounts receivable were sold during the three month period ended September 26, 2025.
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
As of September 26, 2025, we have cash of approximately $250.3 million in our foreign subsidiaries. It is not practicable to determine the tax liability that might be incurred if the undistributed earnings of these foreign subsidiaries were to be distributed. It is the Company’s practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations, except for certain of its subsidiaries based in Singapore and China. There is no expected Singapore or U.S. tax liability on a distribution of the Singapore earnings. However, the Company has accrued taxes on a portion of the undistributed earnings of the China subsidiary in its financial statements as of September 26, 2025.

Borrowing Arrangements
The following table summarizes our borrowings:

	September 26, 2025
(Dollars in millions)	Amount	Weighted- Average Interest Rate
U.S. Term Loan	$481.5	7.5%
Debt issuance costs	(5.1)
	$476.4
At September 26, 2025, the Company had an outstanding amount under the Term Loan of $481.5 million, gross of unamortized debt issuance costs of $5.1 million. As of September 26, 2025, the interest rate on the outstanding Term Loan was 6.9%.
As of September 26, 2025, the Company had $146.6 million, net of $3.4 million of outstanding letters of credit, available under this revolving credit facility. As of September 26, 2025, the Company was in compliance with the financial covenants contained within the Amended Credit Agreement.
The Company maintains credit agreements with a local bank in Czechia and with a financial institution in Israel, which provide for revolving credit facilities of up to 7.0 million euros (approximately $8.2 million) and $5.0 million, respectively. As of September 26, 2025, there were no borrowings outstanding under these facilities.
As of September 26, 2025, the Company’s total bank debt was $476.4 million, net of unamortized debt issuance costs of $5.1 million. As of September 26, 2025, the Company had $146.6 million, $5.0 million, and 5.5 million euros (approximately $6.4 million) available to draw from its credit facilities in the U.S., Israel and Czechia, respectively.
See Note 6 - Borrowing Arrangements, of our Condensed Consolidated Financial Statements, included in Part 1 of this Form-10Q for additional information.
Capital Expenditures
Capital expenditures were $40.2 million during the nine months ended September 26, 2025 and were primarily attributable to the capital invested in our manufacturing facilities worldwide. The Company anticipates that capital expenditures for the remainder of 2025 will be financed primarily through cash flow generated from operations and cash on hand.
Contractual Obligations
The Company had commitments to various third parties to purchase inventories totaling approximately $463.0 million as of September 26, 2025.
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification against certain liabilities to our customers, which may include claims of losses by their own customers resulting out of property damages, bodily injuries or deaths, or infringement of intellectual property rights by our products. Our potential liability arising out of intellectual property infringement claims by any third party is generally uncapped. As of September 26, 2025, we have not incurred any significant costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our chief executive officer and our chief financial officer concluded the disclosure controls and procedures were not effective as of September 26, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, due to material weaknesses in internal control over financial reporting described below.
Material Weaknesses in Internal Control Over Financial Reporting
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2024, the Company identified the following material weaknesses in our internal control over financial reporting that continue to exist as of September 26, 2025.
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
In response to the material weakness “(a)” management has taken the following actions:
•We migrated the Fluid Solutions operating subsidiaries to our primary ERP system in the third quarter of 2025, including the utilization of existing IT general controls of our primary ERP system leveraging standard user access controls to ensure appropriate segregation of duties that adequately restrict user access to our financial applications and data to appropriate company personnel.
In response to the material weakness “(b)” management has taken the following actions:
•During the third quarter of 2025, we began operating the previously designed and implemented controls over segregation of duties assessment to identify key conflicts, established policies and procedures to maintain effective segregation of duties, and identified and implemented mitigating controls for key conflicts identified for certain other international operating subsidiaries in the Products segment which have not been migrated to the Company’s primary ERP system.
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
Changes in Internal Control Over Financial Reporting
Except for the migration of Fluid Solutions operating subsidiaries to our primary ERP system in response to material weakness “(a)” and operation of controls over segregation of duties in response to material weakness “(b)” described above, there were no changes in our internal control over financial reporting during the quarter ended September 26, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On March 24, 2025, a putative securities class action was filed in the United States District Court for the Northern District of California, captioned Ofir Schweiger v. Ultra Clean Holdings, Inc., et al., (Case No. 3:25-cv-02768), against the Company and our former Chief Executive Officer, James Scholhamer, and our Chief Financial Officer, Sheri Savage. The lawsuit brings claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, alleging that the Company and certain of its officers have knowingly made materially misleading statements about demand in the Chinese market for the Company’s products to artificially inflate the price of the Company’s common stock, while knowing that the Company was experiencing softening demand. The action purports to be brought on behalf of those who purchased or otherwise acquired the Company’s publicly traded securities between May 6, 2024 and February 24, 2025, and seeks unspecified damages and other relief. The case is still in its early stages. Management believes these claims to be meritless and intends to vigorously defend against them. On August 1, 2025, the Company was served with a derivative suit filed with the Superior Court of California, County of Alameda, which simply copied the allegations in the class action and relabeled them from securities claims to fiduciary claims, naming the entire Board and the Company. There is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs. The Company cannot reasonably estimate any loss or range of loss that may arise from this case.
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
Subsequent to the end of the third quarter, on October 23, 2025, the Board of Directors approved a renewal of the share repurchase program. The renewed program authorizes the Company to repurchase up to $150.0 million of the Company's common stock over a three year period.
This program may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock.
The following table sets forth information related to repurchases of our equity securities during the nine months ended September 26, 2025:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
December 28, 2024 — January 24, 2025	—	—	—	$108.5
January 25, 2025 — February 21, 2025	—	—	—	$108.5
February 22, 2025 — March 28, 2025	—	—	—	$108.5
March 29, 2025 — April 25, 2025	181,776	$18.64	181,776	$105.1
April 26, 2025 — May 23, 2025	—	—	—	$105.1
May 24, 2025 — June 27, 2025	—	—	—	$105.1
June 28, 2025 — July 25, 2025	—	—	—	$105.1
July 26, 2025 — August 22, 2025	—	—	—	$105.1
August 23, 2025 — September 26, 2025	—	—	—	$105.1

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not Applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits
(a)Exhibits
The following exhibits are filed with this quarterly Report on Form 10-Q for the quarter ended September 26, 2025:

Exhibit Number	Description
10.1	Severance Benefits for Executive Officers, dated as of August 1, 2025

10.2	Chief Executive Officer Change in Control Severance Plan, dated as of September 2, 2025

10.3	Chief Business Officer Change in Control Severance Plan, dated as of August 24, 2025

31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Interim Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA CLEAN HOLDINGS, INC.
(Registrant)
Date: October 29, 2025

	By:	/S/ JAMES XIAO
	Name:	James Xiao
	Title:	Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

Date: October 29, 2025

	By:	/S/ SHERI SAVAGE
	Name:	Sheri Savage
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)