Form 10-K
period 2025-12-26
Ultra Clean Holdings, Inc.
filed 2026-02-23
CIK 1275014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-K
_________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 27, 2025, as reported on the NASDAQ Global Market, was approximately $1,019.6 million. Shares of common stock held by each executive officer and director have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
Number of shares of the registrant’s common stock outstanding as of February 17, 2026: 45,490,038
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the December 26, 2025 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 26, 2025.

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
We ship a majority of our products and provide most of our services to U.S.-registered customers with both domestic and international locations. In addition to U.S. manufacturing and service operations, we manufacture products and provide parts cleaning and other related services in our Asia Pacific (“APAC”), Europe and Middle East (“EMEA”) facilities to support local and U.S.-based customers. We conduct our operating activities primarily through our subsidiaries.
Over the long-term, we believe the semiconductor market we serve will continue to grow due to multi-year industry demand from a broad range of drivers, such as new device architecture (e.g. gate all around and backside power distribution), memory devices (e.g. high bandwidth memory) necessary for cloud, artificial intelligence (“AI”) and machine learning (“ML”) applications, and advanced packaging. We also believe that semiconductor original equipment manufacturers (“OEM”) are increasingly relying on partners like UCT to fulfill their expanding capacity requirements. Additionally, our Services business is benefiting as device manufacturers rely on precision cleaning and coating to produce ever more advanced devices.
Our international revenues represented 75.9%, 73.0% and 69.6% of total revenues for fiscal years ended 2025, 2024 and 2023, respectively. See Note 12 of Notes to Consolidated Financial Statements for further information about our geographic revenues.
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
•Parts and components. We offer our customers a wide range of gas delivery solutions such as precision thermal products, ultra-clean valves, high purity connectors, industrial process connectors and valves, pneumatic actuators, manifolds and safety solutions, hoses, pressure gauges, gas line and component heaters, as well as complex weldments. These products comply with the highest quality standards to ensure accelerated performance in a variety of demanding environments and applications in the semiconductor, oil and gas, chemical and refinery, power, transportation, analytical, and gas manufacturing markets.
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
Our Strategy
Our strategy is to grow our position and increase our value to our customers as a leading solutions and service provider in the semiconductor markets we serve, while serving a limited number of other technologically similar market opportunities. Our strategy is comprised of the following key elements:
•Expand our solutions and service market share with semiconductor OEMs and IDMs. We believe that equipment outsourcing and service offerings among OEMs creates a significant market opportunity for us to grow our business with existing and new customers. We believe our customers will continue to outsource critical subsystems and that we are well positioned to capture a significant portion of these outsourcing opportunities. We have broadened our IDM, memory and foundry portfolio into the sub-fab with the design and manufacturing of components, process solutions and fully integrated sub-systems which all support process tool facilitization. We believe that our continued focus on efficient manufacturing, reduced design-to-delivery cycle times, and high quality and reliability will allow us to gain market share. Similarly, we believe there is room to gain market share with our cleaning and coating services, both with chip and equipment makers, as customers typically outsource these solutions. By providing customers process improvement through consistently cleaner parts and analytical verification of process tool chamber part cleaning effectiveness, we have expanded our total available market significantly.
•Develop or acquire solutions that allow our customers to succeed at the leading edge of the semiconductor processing nodes. Leveraging our technology roadmap assessments and broad customer engagements, we continue to expand the number and type of subsystem and service offerings we provide. This maintains our ability to address and adapt to the rapidly advancing semiconductor market and meet the process and performance requirements for advanced nodes.
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
•Continue to selectively pursue strategic acquisitions. We will continue to consider strategic acquisitions that enable us to improve our financial model, expand our geographic presence, secure new customers and diversify into adjacent markets as well as broaden our technological and cleaning and analytical capabilities in the markets we serve.
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
Products
We design, develop, prototype, manufacture and test subsystems, primarily for the semiconductor equipment market. Our products include precision robotic solutions, gas delivery systems, sub-fab process equipment support racks, a variety of industrial and automation production equipment products, and subsystems that include wafer cleaning modules, chemical delivery modules, top-plate assemblies, frame assemblies, and process modules. We also offer a wide range of parts and components such as precision thermal products, ultra-clean valves, high purity connectors, industrial process connectors and valves, pneumatic actuators, manifolds and safety solutions, hoses, gas delivery systems, and pressure gauges.
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
•Gas delivery systems: A typical OEM gas delivery system consists of one or more gas lines, comprised of weldments, filters, mass flow controllers, regulators, pressure transducers and valves, component heaters, and an integrated electronic and/or pneumatic control system. These systems are typically pallet mounted and are enclosed in a sheet metal encasing. Our gas delivery system designs are developed in collaboration with our customers and are customized to meet the needs of specific processing requirements for OEMs. While several customers specify the full system bill of materials, many leverage our design expertise to help them optimize layout and select the appropriate components for their particular system.
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
The majority of our total revenue comes from the highly concentrated semiconductor capital equipment industry (OEM customers), so we are dependent upon a small number of customers. Our two largest revenue customers in fiscal years 2025, 2024 and 2023 were Applied Materials, Inc. and Lam Research Corporation, each of which accounted for more than 10% of our total revenues in those three years. As a group, our respective year’s top two customers accounted for 58.7%, 54.5% and 57.4% of the Company’s revenues for fiscal years 2025, 2024 and 2023, respectively.
Approximately 95.7% of our total revenues for the fiscal year 2025 came from multiple segments of the semiconductor industry, which include IDM, memory, foundry, OEM, and sub-tier suppliers.
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
Customer Business Management
We sell and support our products and services through our Customer Business Management organization. Our customer relationship directors are responsible for establishing sales strategies and setting the objectives for specific customer accounts. Each customer relationship manager is dedicated to a specific customer account and is responsible for maintaining strong working relationships with that customer, and in many cases provide on-site support. OEM Customer relationship managers often attend customers’ internal meetings related to production and engineering design and quality to ensure that customer expectations are interpreted and communicated properly to UCT’s engineering and operations groups. Customer relationship managers also work with customers to identify and meet their cost and design-to-delivery cycle time objectives. Chipmaker Customer relationship managers work with process tool owners and Fab maintenance managers relating to the development and validation of cleaning recipes, addressing new tools cleaning and analytical requirements, and optimizing cleaning processes and analytical testing requirements to support node transitions.
We have dedicated New Business Development managers for both our product and service businesses. They are responsible for initiating and developing long-term, multi-level relationships and work closely with the customers on new business opportunities. Our Customer Business Management organization includes engineers who provide sub-system design through to design for manufacturability (“DFM”) recommendations and technical sales support for order placement, spare parts, quotes and production status updates as well as service and maintenance contracts and analysis business. We have technical relationship representatives located at most of our facilities.
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
We are actively developing new technology and processes to maintain our leadership in the cleaning, coating and analytical markets. Our Services business works closely with customers to identify and anticipate changes that will be required in next-generation equipment. UCT’s technical capability is extremely critical and differentiated to ensure high wafer yields and throughput as geometries shrink and density increases. Our Services business development activities are performed primarily in the United States, Israel, and South Korea.
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
Our principal competitors for gas delivery systems are Ichor Systems, Inc. and Fujikin Incorporated; our principal competitors for other critical subsystems are Foxsemicon Integrated Technology Inc., Jabil, Inc., VDL ETG, Celestica Inc. and Benchmark Electronics, Inc. For our gas delivery component solutions our principal competitors are Swagelok, Parker Hannifin, Fujikin and Watlow. For our services, cleaning and coating offerings, our main competitors are KoMiCo, SHT, EnPro and Pentagon. For analytical services our primary competitors are Balazs (an Air Liquide company), Eurofins and SCAS. Some of these competitors have substantially greater financial, technical, manufacturing and marketing resources than UCT. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that could adversely affect sales of our current and future products.
The limited number of potential customers in our industry further intensifies competition. The primary competitive factors in our industry are quality, meeting customer timeline requirements, price, technology, design-to-delivery cycle time, customer qualification approvals, the development of product recipes for cleaning, and analytics and historical customer relationships. We anticipate that increased competitive pressures will cause intensified price-based competition and we may have to reduce the prices of our products. In addition, we expect to face new competitors as we enter new markets or otherwise expand our products and service offerings.
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
In 2020, we committed to a program titled “SuCCESS2030” designed to enhance our sustainability vision through our supply chain. We are endeavoring to identify and coordinate efforts and develop our capabilities to ensure our suppliers operate in an ethical, responsible, and sustainable manner. The goal is to build a responsible and sustainable end-to-end supply chain for the future of semiconductors. As part of our ongoing commitment to SuCCESS2030, in 2025 we successfully conducted comprehensive materials, supply chain, and environmental health and safety surveys for our customers. These assessments included information on conflict and extended minerals reporting templates, facilities, and other key areas.
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

Employees and Human Capital
As of December 26, 2025, we had 7,411 employees, of which 463 were temporary. Of our total employees, there were 146 in engineering, 57 in technology development, 508 in sales and support, 4,778 in direct manufacturing, 1,367 in indirect manufacturing and 555 in administrative and executive functions. These figures include 3,772 employees in Asia Pacific and 1,663 employees in EMEA.
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
Social Responsibility
We believe that social responsibility is defined as “positively impacting society by ensuring the people we work with are safe and treated with dignity and respect, and by being a good neighbor in the communities in which we operate”. We apply our core values to our engagement inside and outside the Company. Positively involving our employees and giving back to communities is central to our culture. Supported by the Company, our employees directly contribute their time and resources through initiatives designed to give back and support our communities.
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

Executive Officers
Set forth below is information concerning our executive officers as of February 23, 2026.

Name	Age	Position
James Xiao	55	Chief Executive Officer and Director
Sheri Savage	55	Chief Financial Officer
Robert Wunar	58	Chief Operating Officer
Jeff McKibben	63	Chief Information Officer
Chris Cook	57	Chief Business Officer
Sam Johnson	38	Senior Vice President and Services General Manager
Brian E. Harding	45	Senior Vice President, Chief Accounting Officer
Jamie J. Palfrey	58	Senior Vice President, Global Human Resources
Paul Y. Cho	48	General Counsel and Corporate Secretary
Jinsong (“James”) Xiao has served as our Chief Executive Officer since September 2025. Mr. Xiao joined the Company after serving as Corporate Vice President and General Manager of Applied Materials, Inc., where he led the Semiconductor Dielectric ALD Product Group and Metal Deposition Products (MDP)/ALD BU operations from August 2023 to September 2025. Prior to this role, Mr. Xiao held various executive positions at Applied Materials since June 2006, including Corporate Vice President and General Manager of the Core Product Group within the Display & Flexible Technology division from April 2023 to July 2023; Corporate Vice President and General Manager of the Display Thin Film Group from February 2017 to April 2023; Vice President and General Manager of the Display CVD & Equipment Product Group from May 2015 to February 2017; and Managing Director/Vice President and General Manager of the Display CVD Products Division from February 2013 to May 2015.
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
Robert Wunar was appointed by the Board of Directors of the Company as Chief Operating Officer on January 25, 2026, effective March 23, 2026. Mr. Wunar brings more than 30 years of operations and manufacturing leadership experience. Most recently, he served as Managing Director of Business Unit Operations at Applied Materials, Inc. from November 2020 to January 2026. Prior to that, Mr. Wunar served as Managing Partner at Applied Manufacturing Group, Inc. from December 2019 to November 2020 and as Principal at HelmSmart Consulting from January 2017 to December 2019. He also served as Senior Director, Business Operations, at SolarCity from December 2014 to December 2016. Earlier in his career, Mr. Wunar held various roles of increasing responsibility at Applied Materials, Inc. from July 1992 to December 2014. Mr. Wunar holds a Bachelor of Science in Electronics Engineering Technology from DeVry Institute of Technology.
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
Chris Cook has served as our Chief Business Officer since August 2025. Mr. Cook joined the Company as the President of Products Business in April 2022. Before joining UCT, Mr. Cook served as Executive Vice President and Chief Marketing Officer of Cypress Semiconductor from March 2017 to April 2020 when the company was acquired by Infineon Technologies AG. Mr. Cook served as Founder, CEO and Adviser at Cauz Colony from June 2015 to December 2018. Prior to that, he served as President of Flex Power, the power supply business of Flextronics International Ltd. from January 2012 to June 2015. Mr. Cook joined Infineon Technologies AG in 2003 and served as its Vice President and

General Manager, RF and Protection Devices from May 2008 to December 2011, its Managing Director, Infineon Technologies North America from July 2007 to December 2008 and Vice President and General Manager, AI Marketing from May 2003 to May 2008. He previously held various roles of increasing responsibility at Renesas Technology (formerly Hitachi Semiconductor) from 1995 to 2003. Mr. Cook holds a B.S. in Electrical Engineering and Technology from Purdue University and completed the Program for Leadership Development at Harvard Business School.
Sam Johnson has served as our Head of the Services Division since August 15, 2025. Mr. Johnson joined the Company as Senior Vice President, Strategy, in March 2025. Prior to joining the Company, Mr. Johnson served as Principal, Portfolio Operations and Head of ESG at Arcline Investment Management, a private equity firm, from December 2019 to March 2025. Previously, Mr. Johnson was a consultant at Bain & Company, a management consulting firm, from July 2017 to December 2019. Earlier in his career, from August 2010 to May 2015, Mr. Johnson served in various capacities at Chevron Corporation, an integrated oil and gas company. Mr. Johnson holds a B.S. in Electrical and Computer Engineering from Cornell University and an M.B.A. from Harvard Business School.
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
Our revenues in periods of increasing demand depends, in part, upon our ability to: (i) timely mobilize our supply chain to maintain component and raw material supply at scale; (ii) optimize our design, as well as mobilize our engineering and manufacturing capacity in a timely manner; (iii) expand, as necessary, our manufacturing, cleaning, coating and analytical services capacity; and (iv) maintain our product and service quality as we increase production. We are currently anticipating a period of historically elevated demand, driven by growth in artificial intelligence. During periods of strong demand such as those currently anticipated, competition for critical components, raw materials, and skilled labor intensifies, which may constrain our ability to meet customer requirements. If we fail to timely respond to rapid increases in demand for our products and services, or to effectively manage the corresponding expansion of our manufacturing and service capacity, our customers may divert their purchases of products and services from us to our competitors.
Our ability to remain profitable and mitigate the impact on our business in periods of decreasing demand depends, in part, upon our ability to: (i) maintain the prices, quality and delivery cycles of our products and services while managing costs by optimizing our inventory levels, (ii) reduce or cancel orders from our suppliers, all without compromising our relationships with such suppliers; and (iii) continue to motivate our employees while reducing our fixed and variable costs through various initiatives, which may include reducing our workforce. A sharper-than-expected correction following a demand peak could exacerbate these challenges, particularly if we have meaningfully expanded our cost structure or inventory commitments in response to elevated near-term demand.
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
A small number of OEM customers have historically accounted for a significant portion of our revenues, and we expect this trend to continue. Our top two customers accounted for 58.7%, 54.5% and 57.4% of our revenues for fiscal years 2025, 2024 and 2023, respectively. Because most of these customers are not contractually obligated to place any orders with us, the success of our Products business largely depends on these OEMs’ own discretion, which discretion is buttressed by the fact that the OEMs generally own, and are therefore free to license as they see fit, the designs and other intellectual property to the products we manufacture for them. And since most of these OEMs are already our customers, any lost revenue resulting from the loss, reduction, cancellation or delay in purchase orders by any one of these customers would be difficult to replace. In the past, we have seen decreases in our business volume for those customers who have taken the manufacturing of our products in-house, given market share to our competitors, or declared bankruptcy.
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
We rely heavily on OEM customers for the success of our business. The success of OEMs’ business is, in turn, directly related to the success of IDMs and other chipmakers, whose customers are engaged in consumer-facing businesses. Much of our success, therefore, depends on consumer spending and capital expenditures by retail businesses. Uncertainty regarding the global economy may exacerbate negative trends in business and consumer spending, which may cause, and have caused in the past, our customers to scale back operations, reduce capital expenditures, exit businesses, move capacity to other manufacturers, in-source capacity or file for bankruptcy protection and potentially cease operations. Our customers may then be forced, and have been forced in the past, to push out, cancel or refrain from placing orders for our products or services. These conditions may also similarly affect, and have affected in the past, key suppliers, impairing their ability to timely deliver components or raw materials. We will then be forced to procure components or raw materials from higher-

cost suppliers or reconfigure the design and manufacture of our products or services, which may eventually lead, and have led in the past, to our failure to fill customer orders. Recent inflationary trends have had, and could continue to have, a negative impact on many aspects of our cost structure.
We have established and, as circumstances may require, intend to expand our operations globally, which exposes us to risks associated with operating in foreign countries.
We generated approximately 75.9% and 73.0% of our revenues in international markets for fiscal years 2025 and 2024, respectively. Depending on market conditions, we intend to further expand our operations in Asia Pacific and EMEA. The carrying amount of our fixed assets in Asia Pacific and EMEA were $120.2 million and $83.0 million, respectively as of December 26, 2025, and $121.0 million and $84.5 million, respectively as of December 27, 2024.
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
Incomplete or unsuccessful implementation and integration of a company-wide enterprise resource planning (“ERP”) system could adversely affect our operating results.
We are continuing to implement and integrate a company-wide ERP system. This process has been and continues to be complex and time-consuming and we expect to incur additional capital outlays and expenses. This ERP system will replace or interface with our existing operating and financial systems, which has been and is a major undertaking from a financial management and personnel perspective. Should the ERP system not be implemented or integrated successfully throughout all our business units on time and within budget, or if the system does not perform in a satisfactory manner, it could be disruptive and adversely affect our operations, including our ability to: (i) report accurate, timely and consistent financial results; (ii) purchase supplies, components and raw materials from our suppliers; and (iii) deliver products and services to customers on a timely basis and to collect our receivables from them. We have teams leading the implementation of the ERP system at most of our locations, and the integration of acquired entities onto our ERP platform. To the extent these teams or key individuals are not retained through the implementation process, the success of our implementation could be compromised and the expected benefits of the ERP system may not be realized.
We may identify material weaknesses in our internal control over financial reporting or otherwise fail to maintain effective internal controls, which could adversely affect our financial reporting, our reputation, operations, and stock price.
Maintaining effective internal controls over financial reporting is essential to providing reliable and timely financial reports and, together with adequate disclosure controls and procedures, detecting and preventing fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires both management and our independent registered public accounting firm to evaluate and report on our internal control over financial reporting. Designing, implementing, maintaining, and continuously improving our internal controls requires significant management attention and company resources. Failure to maintain existing or implement new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations.
Although we have successfully remediated the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 27, 2024, there can be no assurance that additional material weaknesses will not be identified in the future. As our business grows and evolves, our control environment must adapt to changes in our operations, systems, transaction complexity, and regulatory requirements. Failure to identify risks, implement necessary control changes, or maintain existing controls could result in new control deficiencies. If we identify material weaknesses in the future, and are unable to remediate those material weaknesses, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected and could reduce the market’s confidence in our financial statements and harm our stock price.

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
Any significant damage or loss of customer and supplier property held at our facilities could cause our operating results to suffer.
In connection with both our Products and Services businesses, we hold meaningful amounts of property owned by our customers and suppliers at our facilities. This includes customer components and assemblies across our product lines, as well as supplier-owned inventory and materials consigned to us for manufacturing or service operations. We face a number of risks related to safeguarding this third-party property, including the risk of mishandling or damaging customer parts, any of which could be materially harmful for our business.
The results of our operations, financial position and cash flows may suffer if we do not effectively manage our inventory.
Inventory is one of the largest assets on our balance sheet, representing 22.6% of our total assets as of December 26, 2025. Effective management of raw materials, work-in-process and finished goods is imperative to keep inventory costs down and maintain or improve gross margins, all the while meeting changing customer requirements.
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
The manufacture and delivery of our products, the provision of our services and our financial reporting depend on the continuing operation of our technology infrastructure and systems, particularly our data center located in California. We face evolving and increasing cybersecurity threats, including ransomware attacks, malware, denial-of-service attacks, social engineering (including phishing), supply chain attacks, and other attempts to gain unauthorized access to our systems and data. Any damage to or failure of our systems could result in interruptions in our ability to manufacture or deliver products or services, or adversely impact our ability to accurately and timely report our financial results. Interruptions could reduce our sales and profits, and our systems could be perceived as unreliable. Our systems and operations are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, hardware or software failures, telecommunications failures, cyber attacks, and similar events. Some of the critical components of our system are not redundant and we currently do not have a backup data center.
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
Our business is subject to risks from natural disasters, infrastructure failures, and geopolitical conflicts, such as armed conflicts or terrorism.
Our facilities may experience catastrophic losses from natural disasters or other causalities, such as earthquakes, storms, floods, fires, public health epidemics, labor disruptions, power outages, terrorist attacks or political unrest, any of which could disrupt operations, delay production and shipments, and result in significant repair expenses. We have facilities in areas with elevated seismic activity, including Hayward, California, and our Taiwan facilities in Hsinchu and Tainan. We have also experienced fires and extended power outages at our facilities. Our insurance policies do not fully cover losses from earthquakes, other natural disasters, or power loss, leaving us exposed to substantial uninsured costs. Our Fluid Solutions business operations are concentrated in Israel, where key employees, offices and production facilities are located. The region faces ongoing armed conflict and security threats that directly impact our operations. While a phased ceasefire agreement between Israel and Hamas took effect in October 2025, the situation remains fragile with continued violence, miliary activity, and restrictions on movement and commerce. This instability has disrupted and may continue to disrupt our workforce availability, our ability to ship products to customers, and our ability to receive materials from suppliers.
In addition, our suppliers experiencing natural disasters or geopolitical disruptions may not be able to provide sufficient components or raw materials in a timely manner, which can cause disruptions to our operations.
Legal and Regulatory Risks
Growing uncertainties with U.S. trade policies and export regulations with regard to China have adversely impacted and could continue to adversely impact us.
We and our customers have significant operations in China. The extent of the impact of the ongoing trade tension between the United States and China on our sales and operations is difficult to predict. Since December 2024, the U.S. Department of Commerce has significantly expanded export license requirements on certain semiconductor goods and technologies sold to China, and has added over 140 Chinese entities to its Entity List. Although the U.S. and China agreed to temporarily suspend certain export control measures in October 2025, this limited relief does not resolve the underlying regulatory restrictions or uncertainty. These evolving regulations have created ongoing uncertainty for our operations in China, as the full scope and extent of current and future license requirements remain uncertain, and may change over time. Obtaining these export licenses remains difficult for us and/or our customers, and any delays (or denial) in the approval process could disrupt our supply chains and negatively impact production schedules. For example, the utilization rate of our manufacturing subsidiary in China may be negatively impacted if we would not be able to support our customers with goods and services originating out of that location.

Additionally, tariffs and retaliatory tariffs levied by the United States and China on certain raw materials have in the past increased the cost of materials for our products. If U.S. - China tensions escalate, we may experience additional taxes and tariffs on raw materials sourced from China, which could render our products less competitive and/or profitable.
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
In addition to any litigation related to our intellectual property rights, we have been in the past and may in the future be named as a defendant in other lawsuits and regulatory actions relating to our business, such as commercial contract claims, environmental compliance claims, employment claims, class action litigations, and tax examinations, any one of which may expose us to significant damages and reputational harm. The outcome of such litigations and regulatory proceedings is difficult to predict. An unfavorable outcome could have a material adverse effect on our business, including limiting our ability to engage in certain business activities. In addition, such proceedings are often expensive, time-consuming and disruptive to normal business operations and require significant attention from our management. For example, we incurred costs responding to a subpoena received from the SEC related to the material weaknesses identified in our 2022 and 2023 annual reports and the change of our independent auditors.
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
As of December 26, 2025, we have gross debt of $481.4 million less unamortized debt costs of $4.5 million.
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
Insufficient cash flow from operations could limit our ability to fund capital expenditures, strategic acquisitions, or growth initiatives.
We made capital expenditures of approximately $50.3 million and $63.5 million in fiscal years 2025 and 2024, respectively, primarily for manufacturing facility investments in the United States, Ireland and Malaysia, and for information technology infrastructure improvements, including ERP system upgrades and integration of acquired entities onto our platforms. Our future cash requirements will depend on many factors, including the following capital expenditures: expansion of manufacturing in Malaysia and other locations as part of our strategic growth plan; enhancement of IT systems and cybersecurity infrastructure; manufacturing process changes and facility modifications required to meeting evolving customer requirements; and timing of new product introductions. Our cash requirements will also depend on the following operating and strategic expenditures: integration costs for acquisitions, including IT systems consolidation; product development and engineering investments; and ongoing IT maintenance and cybersecurity operations.
If cash generated from operations is insufficient to fund these requirements, we may need to raise additional capital through public or private equity or debt financing. Such financing may not be available on acceptable terms, or at all. Equity financing would dilute existing stockholders, while debt financing would likely impose restrictive covenants that limit our operational flexibility. Additionally, strategic acquisitions or significant capital expenditures may require consent from our existing lenders under our credit facilities. If we cannot secure adequate financing when needed, we may not be able to develop or enhance products, pursue strategic opportunities, maintain competitive manufacturing capacity, or respond effectively to competitive pressures or changing market conditions.
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
We had $114.2 million of goodwill recorded on our Consolidated Balance Sheet as of December 26, 2025. Goodwill represents the excess of cost over the fair market value of net tangible and finite lived, identifiable intangible assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. During the fourth quarter of each year, we perform an annual review of our goodwill and acquired intangible assets to determine if they have become impaired. We also conduct the same evaluation whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to impair all or a significant part of our goodwill and/or our acquired intangible assets, our financial results could be materially adversely affected.
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
As a global company, we are subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Our annual and quarterly tax rates could be affected by numerous factors, including changes in applicable tax laws, the amount and composition of pre-tax income in countries with different tax rates, and valuation of our deferred tax assets and liabilities. Due to economic and political conditions, tax laws and tax rates for income taxes in various jurisdictions may be subject to significant changes. The Organization for Economic Co-operation and Development and the G20 Inclusive Framework on Base Erosion and Profit Shifting have developed Pillar Two proposals that establish a global minimum corporate tax rate of fifteen percent. Several countries in which we operate have adopted legislation implementing these rules, including Singapore and Malaysia where this legislation became effective January 1, 2025. We currently benefit from certain tax incentives in Singapore and Malaysia that result in effective tax rates below fifteen percent in those jurisdictions. The Pillar Two rules may result in additional top-up taxes in these and other jurisdictions, which could increase our overall effective tax rate and adversely affect our financial results.
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
General Risk Factors
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
As part of our ongoing commitment to maintain a robust cybersecurity program to protect all stakeholders, including our customers, investors, employees, and vendors, we have allocated significant resources to improve our IT security. We have deployed various protocols as part of a larger preventive framework against cyber threats, including advanced security technologies and services, firewalls outfitted with cutting-edge capabilities, layers of encryption protocols, Identity and Access Management (“IAM”) controls, security monitoring tools, and multi-factor authentication. Our employees are required to complete cybersecurity best practice training on a regular basis (no less than once a year), the results of which are collected and reported to senior management for further evaluation. We regularly engage third-party experts to assess the effectiveness of our security protocols and infrastructure, to detect potential threats and assist with remediation efforts, and to generally monitor and adapt our cybersecurity protocols to constantly evolving cybersecurity threats. In addition, we have deployed a Third-Party Risk Management (“TPRM”) tool that sends questionnaires to our vendors designed to assess their cybersecurity vulnerabilities. These and other cybersecurity risk management protocols at UCT are being governed by our comprehensive cybersecurity policies, plans and incident response playbooks, to manage both our preventive efforts against cyber threats and quick and effective response protocols in the event of cybersecurity breaches. In the event of an incident, we are prepared to follow the steps outlined in these playbooks, from initial detection to mitigation, as well as notification to all appropriate functions, including senior management and the Board.
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
The Company has manufacturing and engineering facilities in California, Texas, Arizona, Israel, Oregon, China, Malaysia, Singapore, the United Kingdom, Thailand, Philippines and Czechia. The Company has parts cleaning, analytics and engineering facilities in Colorado, Arizona, California, Oregon, Maine, Texas, Ireland, Israel, Taiwan, South Korea, Singapore and China. These facilities have leases that expire on various dates through 2084 and are subject to periodic changes. We also own buildings and land that are located in South Korea, China and the United Kingdom. We believe that our existing facilities are well-maintained and in good operating condition.
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
As previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2025, on March 24, 2025, a putative securities class action was filed against the Company and certain of its officers in the United States District Court for the Northern District of California, and on August 1, 2025, a derivative suit was filed against the Company's Board of Directors and the Company in the Superior Court of California, County of Alameda. Both lawsuits have been voluntarily dismissed on December 16, 2025 and December 26, 2025, respectively.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Stock Exchange Listing
Our common stock has been traded on the NASDAQ Global Market under the symbol “UCTT” since March 25, 2004. As of February 17, 2026 there were four holders of record of UCTT common stock.
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
No shares were repurchased under this program for the three months ended December 26, 2025,
Stock Price Performance Graph
The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following stock performance graph compares the cumulative total stockholder returns during the period from December 25, 2020 to December 26, 2025, of our common stock to the NASDAQ Composite Index, the RDG Semiconductor Composite Index, and the PHLX Semiconductor Index. In addition to the RDG Semiconductor Composite Index, we have added the PHLX Semiconductor Index, which we believe better represents overall semiconductor industry performance. The comparison assumes $100 was invested on December 25, 2020, in our common stock and in each of the foregoing indices. The stock performance shown on the following graph represents historical stock performance and is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return*
Among Ultra Clean Holdings, Inc. the NASDAQ Composite Index, the RDG Semiconductor Composite Index and the PHLX Semiconductor Index
500.00
400.00
300.00
200.00
100.00
0.00
12/25/2020
12/31/2021
12/30/2022
12/29/2023
12/27/2024
12/26/2025
Ultra Clean Holdings, Inc.
NASDAQ Composite
RDG Semiconductor Composite
PHLX Semiconductor Index

*Assumes $100 invested on December 25, 2020 in stock or index, including reinvestment of dividends.
Indexes calculated on month-end basis.

The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported by the NASDAQ Global Market:

	High	Low
Fiscal year 2024
First quarter	$49.25	$31.01
Second quarter	$50.51	$38.16
Third quarter	$56.47	$32.33
Fourth quarter	$41.84	$32.08
Fiscal year 2025
First quarter	$40.10	$21.91
Second quarter	$23.22	$16.66
Third quarter	$29.72	$21.28
Fourth quarter	$31.11	$21.49
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
Overview
Ultra Clean Holdings, Inc., (“UCT”, the “Company” or “We”) is a leading developer and supplier of critical subsystems, components, parts, and ultra-high purity cleaning and analytical services primarily for the semiconductor industry. UCT offers its customers an integrated outsourced solution for major subassemblies, improved design-to-delivery cycle times, design for manufacturability, prototyping and part and component manufacturing, as well as tool chamber parts cleaning and coating, and micro-contamination analytical services. We report results for two segments: Products and Services. Our Products segment primarily designs, engineers and manufactures production tools, components and parts, and modules and subsystems for the semiconductor and display capital equipment markets. Products include chemical delivery modules, frame assemblies, gas delivery systems, fluid delivery systems, precision robotics, process modules as well as other high-level assemblies for wafer fabrication equipment (“WFE”) and sub-fab support equipment. Our Services segment provides ultra-high purity parts cleaning, process tool part recoating, surface encapsulation and high sensitivity micro contamination analysis primarily for the semiconductor device makers and WFE markets.
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

Revenue Recognition
Our revenues for fiscal years 2025, 2024 and 2023, were highly concentrated with a small number of OEM customers in the semiconductor capital equipment industry. We recognize revenue when promised goods or services (performance obligations) are transferred to a customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We perform the following five steps to determine when to recognize revenue:
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
We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not more likely than not, we must increase our provision for taxes by recording a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be recoverable. In determining whether the realization of these deferred tax assets may be impaired, we make judgments with respect to whether we are likely to generate sufficient future taxable income to realize these assets. As of December 26, 2025, we maintained a full valuation allowance on our U.S. federal and state and on certain of our foreign deferred tax assets in the amount of $104.2 million as we believe it is more likely than not that these deferred tax assets will not be realized.
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
We evaluate our goodwill for impairment at the reporting unit level on an annual basis, and more frequently if events or changes in circumstances indicate that the carrying amount may exceed its fair value. In addition, we evaluate our identifiable intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include the following:
•Significant changes in the manner of our use of the acquired assets or the strategy of our overall business;
•Significant negative changes in revenue of specific products or services;
•Significant negative industry or economic trends; and
•Significant decline in our stock price for a sustained period.
We continually apply judgment when performing these evaluations and continuously monitor for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, projected cash flows, discount rates, recent market valuations from transactions by comparable companies, volatility in our market capitalization and general industry, market and macroeconomic conditions. It is possible that changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing fair value, would require us to record a non-cash impairment charge.
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
In connection with our annual goodwill impairment assessment in the fourth quarter of 2025, the Company performed qualitative impairment assessments for each of the Company's reporting units. The qualitative assessments indicated that it was more likely than not that the fair values of its reporting units exceeded its carrying value and, therefore, did not result in an additional impairment.
Prior to testing goodwill for impairment, the Company evaluated the recoverability of its long-lived assets under ASC 360, Property, Plant, and Equipment, and determined that no impairment of long-lived assets was required.
Results of Operations
Fiscal Year
Our fiscal year is the 52 or 53 week period ending on the Friday nearest December 31. Fiscal 2025, 2024 and 2023 each contained 52 weeks.
A discussion regarding our financial condition and results of operations for fiscal 2025, compared to fiscal 2024, is presented below.
A discussion regarding our financial condition and results of operations for fiscal 2024, compared to fiscal 2023, can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 27, 2024, filed with the SEC on February 25, 2025, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at www.uct.com/investors.
Discussion of Results of Operations
Revenues

	Year Ended
Revenues by Segment (Dollars in millions)	December 26, 2025	Percent Change	December 27, 2024	Percent Change	December 29, 2023
Products	$1,799.3	(2.9)%	$1,853.7	23.4%	$1,501.6
Services	254.7	4.4%	243.9	4.7%	232.9
Total revenues	$2,054.0	(2.1)%	$2,097.6	20.9%	$1,734.5
Products as a percentage of total revenues	87.6%		88.4%		86.6%
Services as a percentage of total revenues	12.4%		11.6%		13.4%
Products revenues decreased by $54.4 million in fiscal year 2025 over fiscal year 2024, primarily driven by lower customer demand, reflecting a slowdown in customer purchasing activity in response to short-term market conditions.
Services revenues increased by $10.8 million in fiscal year 2025 over fiscal year 2024, driven by higher demand across its customer base.

	Year Ended
Revenues by Geography (Dollars in millions)	December 26, 2025	Percent Change	December 27, 2024	Percent Change	December 29, 2023
United States	$495.4	(12.6)%	$566.5	7.5%	$526.8
International	1,558.6	1.8%	1,531.1	26.8%	1,207.7
Total revenues	$2,054.0	(2.1)%	$2,097.6	20.9%	$1,734.5
United States as a percentage of total revenues	24.1%		27.0%		30.4%
International as a percentage of total revenues	75.9%		73.0%		69.6%
Revenues by geographic area are categorized based on the customer’s location to which the products were shipped or services were performed.
The decrease in U.S. revenues as a percentage of total revenues in fiscal year 2025 compared to fiscal year 2024 was primarily attributable to a shift in product revenues from U.S. locations to international locations. As a result, international revenues as a percentage of total revenues increased compared to the prior year.

Cost of Revenues

	Year Ended
Cost of revenues by Segment (Dollars in millions)	December 26, 2025	Percent Change	December 27, 2024	Percent Change	December 29, 2023
Products	$1,547.0	(1.4)%	$1,569.7	21.6%	$1,290.5
Services	184.1	7.3%	171.6	2.9%	166.7
Total Cost of revenues	$1,731.1	(0.6)%	$1,741.3	19.5%	$1,457.2
Products cost as a percentage of total Products revenues	86.0%		84.7%		85.9%
Services cost as a percentage of total Services revenues	72.3%		70.4%		71.6%
Cost of Products revenues consists of purchased materials, direct labor and manufacturing overhead. Cost of products revenues decreased by $22.7 million for fiscal 2025 compared to fiscal 2024. The decrease was primarily driven by lower sales volume, which led to a $33.3 million reduction in material costs, partially offset by higher overhead costs and restructuring-related costs.
Services Cost of revenues consists of direct labor, overhead and materials such as chemicals, gases and consumables. Cost of services revenues increased by $12.5 million in fiscal 2025 compared to the prior year, driven by higher volumes of service orders and increases in headcount, overtime and employee-related expenses, resulting in an additional $8.8 million of costs, as well as higher overhead costs and restructuring-related activities.
In both segments, costs of revenue increased as a percentage of revenue, primarily due to fixed costs that do not scale with volume.
Gross Margin

	Year Ended
Gross Profit by Segment (Dollars in millions)	December 26, 2025	Percent Change	December 27, 2024	Percent Change	December 29, 2023
Products	$252.3	(11.2)%	$284.0	34.5%	$211.1
Services	70.6	(2.4)%	72.3	9.2%	66.2
Gross profit	$322.9	(9.4)%	$356.3	28.5%	$277.3
Gross Margin by Segment
Products	14.0%		15.3%		14.1%
Services	27.7%		29.6%		28.4%
Total Company	15.7%		17.0%		16.0%
Gross profit and gross margins fluctuate with revenue levels, product mix, material costs, and labor costs.
Products gross profit and gross margin decreased in fiscal year 2025 compared to fiscal year 2024, primarily due to higher employee and restructuring-related costs.
Services gross profit decreased in fiscal year 2025 compared to fiscal year 2024, primarily due to higher cost of revenues driven by increased labor and compensation-related costs, as well as higher overhead and restructuring-related costs.

Operating Margin

	Year Ended
Operating Profit by Segment (Dollars in millions)	December 26, 2025	Percent Change	December 27, 2024	Percent Change	December 29, 2023
Products	$(46.2)	(158.2)%	$79.4	165.6%	$29.9
Services	(61.2)	(618.6)%	11.8	122.6%	5.3
Operating profit	$(107.4)	(217.8)%	$91.2	159.1%	$35.2
Operating Margin by Segment
Products	(2.6%)		4.3%		2.0%
Services	(24.0%)		4.8%		2.3%
Total Company	(5.2%)		4.3%		2.0%
Operating results for both Products and Services reflected an operating loss and a negative operating margin in fiscal year 2025, compared to operating profit and a positive operating margin in fiscal year 2024. The operating loss was primarily driven by goodwill impairment recorded in the second quarter of fiscal year 2025, consisting of $77.6 million attributable to the Fluid Solutions reporting unit within the Product segment and $73.5 million attributable to the Services segment. The loss was further affected by higher stock-based compensation and severance costs related to restructuring activities, including involuntary separations and a voluntary early retirement program.
Research and Development

	Year Ended
(Dollars in millions)	December 26, 2025	Percent Change	December 27, 2024	Percent Change	December 29, 2023
Research and development	$32.0	13.1%	$28.3	—%	$28.3
Research and development as a percentage of total revenues	1.6%		1.3%		1.6%
Research and development expenses consist primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, the advancement of cleaning and coating and analytical processes, and other product-development activities.
Research and development expenses increased $3.7 million in fiscal year 2025 compared to fiscal year 2024, primarily due to higher personnel costs, including salary-related expenses resulting from compensation adjustments and headcount changes, as well costs associated with involuntary separations and a voluntary early retirement program undertaken as part of the Company’s restructuring efforts.
Sales and Marketing

	Year Ended
(Dollars in millions)	December 26, 2025	Percent Change	December 27, 2024	Percent Change	December 29, 2023
Sales and marketing	$61.2	6.8%	$57.3	10.6%	$51.8
Sales and marketing as a percentage of total revenues	3.0%		2.7%		3.0%
Sales and marketing expenses consist primarily of salaries and commissions paid to our sales employees, salaries paid to our engineers who partner with sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products.
Sales and marketing expenses increased by $3.9 million in fiscal year 2025 compared to fiscal year 2024, primarily due to higher restructuring costs, including expenses for involuntary separations and a voluntary early retirement program, as well as higher personnel costs and other operating expenses, including travel and office-related costs.

General and Administrative

	Year Ended
(Dollars in millions)	December 26, 2025	Percent Change	December 27, 2024	Percent Change	December 29, 2023
General and administrative	$186.0	3.6%	$179.5	10.8%	$162.0
General and administrative as a percentage of total revenues	9.1%		8.6%		9.3%
General and administrative expenses increased $6.5 million in fiscal year 2025 over fiscal year 2024, primarily driven by increase in stock-based compensation, a separation payment made to the prior CEO, and increased restructuring activities, including both involuntary separations and a voluntary early retirement program.

Impairment of Goodwill

	Year Ended
(Dollars in millions)	December 26, 2025	Percent Change	December 27, 2024	Percent Change	December 29, 2023
Impairment of Goodwill	$151.1	n/m	$—	n/m	$—
n/m - not meaningful
Impairment of goodwill represents a non-cash charge of $151.1 million recorded in the second quarter of fiscal 2025, as the fair values of our Fluid Solutions and Services reporting units were determined to be below their carrying amounts.
Interest and Other Income (Expense), net

	Year Ended
(Dollars in millions)	December 26, 2025	Percent Change	December 27, 2024	Percent Change	December 29, 2023
Interest income	$3.9	(18.8)%	$4.8	17.1%	$4.1
Interest expense	$(38.3)	(17.6)%	$(46.5)	(4.7)%	$(48.8)
Other income (expense), net	$(3.9)	(122.0)%	$17.7	n/m	$(1.8)
Interest income decreased $0.9 million in fiscal year 2025 over fiscal year 2024 due to lower interest earning balances.
Interest expense decreased $8.2 million in fiscal year 2025 over fiscal year 2024 due to lower interest rates and reduced amortization of debt issuance costs.
Other income (expense), net, for fiscal year 2025 primarily consisted of unrealized foreign exchange losses of $4.9 million and debt modification-related costs of $1.1 million, partially offset by government grants of $2.2 million. For fiscal year 2024, the Company recognized a $29.0 million gain from the fair value adjustment of the contingent earn-out liability associated with the HIS acquisition, partially offset by foreign exchange losses of $7.6 million and debt modification costs of $4.0 million.
Provision for Income Taxes

	Year Ended
(Dollars in millions)	December 26, 2025	Percent Change	December 27, 2024	Percent Change	December 29, 2023
Provision for income taxes	$25.9	(20.8)%	$32.7	200.0%	$10.9
Effective tax rate	-17.8%		48.7%		n/m
The change in tax rates in fiscal year 2025 reflects, primarily, changes in the geographic distribution of our worldwide earnings. For fiscal year 2025, our effective tax rate was lower than the federal statutory rate of 21.0% primarily due to the valuation allowance in the U.S., impairment of goodwill and earnings in our foreign subsidiaries subject to local statutory tax rates.
For the year ended December 26, 2025, the Company concluded that a full valuation allowance against its U.S. federal and state net deferred tax assets continues to be necessary. The Company also concluded that some of its foreign deferred tax assets require a valuation allowance. The total U.S. and foreign valuation allowances for deferred tax assets were $88.4 million and $15.8 million, respectively as of December 26, 2025, and $79.1 million and $17.2 million, respectively as of December 27, 2024.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the U.S. The OBBBA includes numerous provisions that affect corporate taxation, including changes to bonus depreciation, the expensing of domestic research costs, and modifications to certain U.S. international tax rules. The Company has analyzed the impacts of the OBBBA and reflected them in the current period. These impacts do not have a material effect on the tax rate for the year ended December 26, 2025. Certain provisions under OBBBA, primarily related to the international provisions, will take effect in future years.
The Organization for Economic Cooperation and Development (“OECD”) reached agreement among certain member countries to implement a global minimum tax framework, commonly referred to as Pillar Two, which established a minimum 15 percent income tax rate. Pillar Two did not have a significant impact on the Company's financial statements for fiscal year 2025. This legislation will become effective for us in additional jurisdictions beginning in fiscal 2026, most notably in Singapore and Malaysia where we currently enjoy a low tax rate under certain tax incentives. The higher tax rate in those countries under Pillar Two could have a material and adverse impact on our financial statements beginning in fiscal 2026.
Our ability to realize deferred tax assets depends on our ability to generate sufficient future taxable income. In assessing our future taxable income, we have considered all sources of future taxable income available to realize our deferred tax assets, including the taxable income from future reversals of existing temporary differences, carryforwards, and tax-planning strategies. If changes occur in the assumptions underlying our tax planning strategies or in the scheduling of the reversal of our deferred tax liabilities, the valuation allowance may need to be adjusted in the future.
The Company in the past has asserted that the earnings of our foreign subsidiaries, with the exception of certain of its subsidiaries in Singapore, are intended to be permanently reinvested. In fiscal year 2025, the Company changed its assertion for the earnings of one of its subsidiaries in China and only considers the earnings accumulated prior to fiscal year 2023 to be permanently reinvested. As of the end of fiscal 2025, the Company has recorded a deferred tax liability of $1.0 million related to accumulated earnings subject to future repatriation. The Company remitted earnings to the U.S. from its subsidiaries in Singapore in 2025. With the possible exception of Singapore and China subsidiaries, the Company has no plans to remit other foreign earnings to the U.S. We may change our intent to reinvest certain of our undistributed foreign earnings indefinitely, which could require us to accrue or pay taxes on some or all of these undistributed earnings.
Liquidity and Capital Resources
Cash and cash equivalents
The following table summarizes our cash and cash equivalents:

	Year Ended
(In millions)	December 26, 2025	December 27, 2024	Increase
Total cash and cash equivalents	$311.8	$313.9	$(2.1)
The decrease in cash and cash equivalents in fiscal year 2025 compared to fiscal year 2024 was primarily due to cash provided by operating activities of $65.6 million, which was offset by cash used in investing and financing activities of $47.0 million and $21.2 million, respectively.
Cash Flows

	Year Ended
(In millions)	December 26, 2025	December 27, 2024	December 29, 2023
Operating activities	$65.6	$65.0	$135.9
Investing activities	(47.0)	(63.5)	(119.7)
Financing activities	(21.2)	9.8	(69.9)
Effects of exchange rate changes on cash and cash equivalents	0.5	(4.4)	1.9
Net increase (decrease) in cash and cash equivalents	$(2.1)	$6.9	$(51.8)
Our primary cash inflows and outflows were as follows:
•Net cash provided by operating activities remained consistent year over year, as changes in working capital and non-cash items were largely offset by changes in net income.
•Cash used in investing activities was $47.0 million in fiscal year 2025 compared to $63.5 million in fiscal year 2024. During fiscal year 2025, net cash used for investing activities primarily consisted of $50.3 million related to purchases of property, plant and equipment, partially offset by an asset-related government grant of $2.9 million. During fiscal year 2024, net cash used in investing activities was $63.5 million for purchases of property, plant and equipment.
•Cash used by financing activities was $21.2 million in fiscal year 2025 compared to cash provided of $9.8 million in fiscal year 2024. The $31.0 million increase in net cash used by financing activities was primarily due to the absence of $23.5 million of net cash proceeds from bank borrowings related to a prior-period debt modification, an $8.0 million increase in principal payments on bank borrowings, and a $3.4 million increase in share repurchases, partially offset by a $1.9 million decrease in payment of debt issuance costs.
We believe we have sufficient capital to fund our working capital needs, satisfy our debt obligations, maintain our existing capital equipment, purchase new capital equipment and make strategic acquisitions from time to time. As of December 26, 2025, we had cash and cash equivalents of $311.8 million compared to $313.9 million as of December 27, 2024. Our cash and cash equivalents, cash generated from operations and borrowings under our term loan described below, were our principal sources of liquidity as of December 26, 2025.
In the second quarter of fiscal year 2025, we entered into a factoring agreement with a financial institution to sell certain accounts receivables under a non-recourse agreement. Under the arrangement, we sell certain trade receivables on a non-recourse basis and account for the transaction as a sale of the receivables. The financial institution assumes the full risk of collection, without recourse to the Company in the event of a loss. As part of the factoring arrangements, we perform certain collection and administrative functions for the receivables sold. The applicable receivables are removed from our consolidated balance sheet when the cash proceeds are received by us. We utilize this factoring arrangement as part of our financing for working capital. For the fiscal year ended December 26, 2025, we sold accounts receivable totaling $56.4 million under this arrangement.
In addition, Fluid Solutions had a factoring agreement with a financial institution to sell certain accounts receivables under a non-recourse agreement; however, this agreement was cancelled in December 2025 and was not in effect as of year-end. For the fiscal year ended December 26, 2025, accounts receivable totaling $11.6 million were sold under this arrangement.
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
As of December 26, 2025, we had undistributed earnings of approximately $596.7 million from our foreign subsidiaries, $577.3 million of which are indefinitely reinvested outside of the U.S. As of December 26, 2025, we have cash of approximately $253.0 million in our foreign subsidiaries.
Borrowing Arrangements

	December 26, 2025		December 27, 2024
(Dollars in millions)	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
U.S. Term Loan	$481.4	7.5%	$493.8	8.7%
Fluid Solutions Debt Facilities	—	—%	5.9	7.4%
Debt issuance costs	(4.5)		(7.2)
	$476.9		$492.5
On April 4, 2024, the Company entered into a Sixth Amendment to the Credit Agreement dated as of August 27, 2018. The amendment (i) extended the maturity date of the term loan and revolving credit facilities by 30 months; (ii) reduced the interest rate applicable to the term loan facility under the Credit Agreement by 0.25% per annum; and (iii) increased the outstanding amount under the Term Loan of $475.4 million to $500 million. The Company received $67.7 million of additional debt, net of $1.1 million in lender fees, offset by $44.2 million in reduced syndicate positions. The Company capitalized $2.5 million of additional costs related to this amendment, continued to defer previously capitalized costs of $5.2 million and expensed third party transaction costs and the previously capitalized costs of extinguished debt of $3.6 million in the other income (expense), net in the Consolidated Statements of Operations for the fiscal year ended December 27, 2024.
On October 8, 2024, the Company entered a Seventh Amendment further reducing the interest rate applicable to the term loan facility by 0.25% per annum.
On September 15, 2025, the Company entered into the Eighth Amendment, reducing the interest rate applicable to the term loan facility by an additional 0.50% per annum. The amendment did not modify the revolving credit facility.
The Term Loan has a maturity date of February 25, 2028. The Company pays monthly interest payments in arrears and quarterly principal payments of 0.625% of the outstanding principal balance as of September 15, 2025, with the remaining principal paid upon maturity.
The revolving credit facility has an available commitment of $150.0 million and a maturity date of August 27, 2027. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. Outstanding letters of credit reduce the availability of the revolving credit facility and, as of December 26, 2025, the Company had $146.6 million, net of $3.4 million of outstanding letters of credit, available under this revolving credit facility.
The letter of credit facility has an available commitment of $50.0 million and a maturity date of August 27, 2027. The Company pays a quarterly fee in arrears equal to the dollar equivalent of all outstanding letters of credit equal to the applicable margin for the revolving credit facility, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of December 26, 2025, the Company had $3.4 million of outstanding letters of credit and $46.6 million of available commitments remaining under the letter of credit facility.
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
At December 26, 2025, the Company had an outstanding amount under the Term Loan of $481.4 million, gross of unamortized debt issuance costs of $4.5 million. As of December 26, 2025, the interest rate on the outstanding Term Loan was 6.7%.
The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio and a consolidated leverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter. The Company currently has no revolving loans outstanding under the Credit Agreement. The Company was in compliance with all financial covenants as of the fiscal year ended December 26, 2025.
The Company maintains credit agreements with a local bank in Czechia and with a financial institution in Israel, which provide for revolving credit facilities of up to 7.0 million euros (approximately $8.2 million) and $5.0 million, respectively.
As of December 26, 2025, the Company’s total bank debt was $476.9 million, net of unamortized debt issuance costs of $4.5 million. As of December 26, 2025, the Company had $146.6 million, $5.0 million and $6.5 million available to draw from its credit facilities in the U.S., Israel and Czechia, respectively.
The fair value of the Company’s long-term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The Company’s carrying value approximates fair value for the Company’s long term-debt.
Capital Expenditures
Capital expenditures were $50.3 million for the fiscal year ended December 26, 2025 and were primarily attributable to the capital invested in our manufacturing facilities worldwide as well as costs associated with the ongoing design and implementation of our new enterprise resource planning system. For the fiscal year ended December 26, 2025, capital expenditures for our Products and Services segments were $31.7 million and $18.6 million, respectively, representing 1.8% and 7.3% of the respective segment revenues. To maintain our manufacturing capacity and support our strategic growth plans, capital expenditures are typically in the range of 2-4% of annual segment revenues for our Products segment and between 5-10% of annual segment revenues for our Services segment. Ultimately, the amount of capital expenditures is dependent on several factors including, but not limited to, the timing and implementation of capital projects, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand, equipment lead times, and the availability of cash flows from operations or financing activities.
Contractual Obligations
We have commitments to various third parties to primarily purchase inventories and property, plant and equipment totaling approximately $443.6 million on December 26, 2025.
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification against certain liabilities to our customers, which may include claims of losses by their own customers resulting out of property damages, bodily injuries or deaths, or infringement of intellectual property rights by our products. Our potential liability arising out of intellectual property infringement claims by any third party is generally uncapped. As of December 26, 2025, we have not incurred significant costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
During the periods presented, we do not have unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Recently Issued and Adopted Accounting Pronouncement
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on UCT’s Consolidated Financial Statements, see Note 1 of the Notes to Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to financial market risks, including credit risk, foreign currency exchange rate risk and interest rate risk.
Credit Risk
A substantial majority of our trade receivables are derived from sales to OEMs. We believe the three largest customer gross accounts receivable balances (36.0% as of December 26, 2025) do not represent a significant credit risk, based on cash flow forecasts, balance sheet analysis, and past collection experience. For more information about the customers that represent our accounts receivable balance and our consideration related to credit losses, see Note 12 of Notes to the Consolidated Financial Statements..
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
At the end of fiscal 2025, the Term B loan had a balance of $481.4 million. A hypothetical 100 basis points increase in our borrowing rates at the end of fiscal 2025, would result in approximately $4.8 million annual increase in interest expense on this existing principal balance.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ultra Clean Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ultra Clean Holdings, Inc. and its subsidiaries (the “Company”) as of December 26, 2025 and December 27, 2024, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity, and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 26, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 26, 2025 and December 27, 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition
As described in Notes 1 and 12 to the consolidated financial statements, the Company sells its products and services primarily to customers in the semiconductor capital equipment industry. Revenue is recognized when the Company satisfies performance obligations as evidenced by the transfer of control of the promised goods or services to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company’s total revenues were $2.1 billion for the year ended December 26, 2025.
The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of revenue at the transaction price once control passes to the customer. These procedures also included, among others (i) evaluating certain revenue transactions by either (a) testing the issuance and settlement of invoices and credit memos, tracing transactions not settled to a detailed listing of accounts receivable, and testing the completeness and accuracy of certain data provided by management or (b) testing, on a sample basis, the revenue recognized by obtaining and inspecting source documents, such as contracts, purchase orders, invoices, proof of shipment, and cash receipts, as applicable; and (ii) confirming, on a sample basis, outstanding customer invoice balances as of December 26, 2025 and for confirmations not returned, obtaining and inspecting source documents, such as contracts, purchase orders, invoices, proof of shipment, and subsequent cash receipts, as applicable.
Interim Goodwill Impairment Assessment – Core Products Reporting Unit
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s goodwill balance was $114.2 million as of December 26, 2025, a significant portion of which relates to the Core Products reporting unit. Management reviews goodwill for impairment annually in the fourth fiscal quarter and whenever events or changes in circumstances indicate that the carrying value exceeds fair value. A quantitative impairment analysis, if necessary, considers the income approach, and significant estimates include revenue growth rates, gross margins, discount rates, and future economic and market conditions. During the second quarter of 2025, the Company experienced a sustained decline in the market price of its common stock. The decline in market capitalization, combined with other factors specific to each reporting unit, was identified as a triggering event, requiring the Company to perform an interim goodwill impairment test by comparing the estimated fair value of each reporting unit to its respective carrying value. Based on the results of this assessment, the Company recorded a goodwill impairment charge of $151.1 million. No impairment was identified in the Core Products reporting unit.
The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessment of the Core Products reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to gross margins and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s interim goodwill impairment assessment, including controls over the valuation of the Company’s Core Products reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the reporting unit; (ii) evaluating the appropriateness of the income approach used by management; (iii) testing the completeness and accuracy of underlying data used in the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to gross margins and discount rate. Evaluating management’s assumption related to gross margins involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 23, 2026

We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Ultra Clean Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows of Ultra Clean Holdings, Inc. (the “Company”) for the year ended December 29, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the Company’s consolidated results of operations and its cash flows for the year ended December 29, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Baker Tilly US LLP

San Francisco, California
March 6, 2024, except for Note 15 to the consolidated financial statements, as to which the date is February 25, 2025.

We served as the Company’s auditor from 2015 to 2024.

Ultra Clean Holdings, Inc.
Consolidated Balance Sheets

	December 26, 2025	December 27, 2024
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$311.8	$313.9
Accounts receivable, net of allowance for credit losses of $0.9 and $2.1 at December 26, 2025 and December 27, 2024, respectively	208.8	241.1
Inventories	390.9	381.0
Prepaid expenses and other current assets	48.2	34.1
Total current assets	959.7	970.1
Property, plant and equipment, net	324.6	325.9
Goodwill	114.2	265.3
Intangible assets, net	156.8	184.9
Deferred tax assets, net	3.5	3.1
Operating lease right-of-use assets	157.2	161.0
Other non-current assets	13.0	9.6
Total assets	$1,729.0	$1,919.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$9.9	$16.0
Accounts payable	194.9	212.5
Accrued compensation and related benefits	51.1	50.1
Operating lease liabilities	20.2	18.6
Other current liabilities	24.6	38.4
Total current liabilities	300.7	335.6
Bank borrowings, net of current portion	467.0	476.5
Deferred tax liabilities	13.8	16.1
Operating lease liabilities	156.6	149.2
Other liabilities	6.8	6.7
Total liabilities	944.9	984.1
Commitments and contingencies (See Note 9)
Equity:
UCT stockholders’ equity:
Preferred stock — $0.001 par value, 10.0 shares authorized; none outstanding	—	—
Common stock — $0.001 par value, 90.0 shares authorized; 47.2 and 46.6 shares issued and 45.5 and 45.1 shares outstanding at December 26, 2025 and December 27, 2024, respectively	0.1	0.1
Additional paid-in capital	578.7	558.4
Common shares held in treasury, at cost, 1.7 and 1.5 shares at December 26, 2025 and December 27, 2024, respectively	(48.4)	(45.0)
Retained earnings	189.2	370.4
Accumulated other comprehensive loss	(8.6)	(10.3)
Total UCT stockholders' equity	711.0	873.6
Noncontrolling interests	73.1	62.2
Total equity	784.1	935.8
Total liabilities and equity	$1,729.0	$1,919.9
(See accompanying Notes to Consolidated Financial Statements)

Ultra Clean Holdings, Inc.
Consolidated Statements of Operations

	Year Ended
	December 26, 2025	December 27, 2024	December 29, 2023
(In millions, except per share amounts)
Revenues:
Products	$1,799.3	$1,853.7	$1,501.6
Services	254.7	243.9	232.9
Total revenues	2,054.0	2,097.6	1,734.5
Cost of revenues:
Products	1,547.0	1,569.7	1,290.5
Services	184.1	171.6	166.7
Total cost revenues	1,731.1	1,741.3	1,457.2
Gross margin	322.9	356.3	277.3
Operating expenses:
Research and development	32.0	28.3	28.3
Sales and marketing	61.2	57.3	51.8
General and administrative	186.0	179.5	162.0
Impairment of goodwill	151.1	—	—
Total operating expenses	430.3	265.1	242.1
Income (loss) from operations	(107.4)	91.2	35.2
Interest income	3.9	4.8	4.1
Interest expense	(38.3)	(46.5)	(48.8)
Other income (expense), net	(3.9)	17.7	(1.8)
Income (loss) before provision for income taxes	(145.7)	67.2	(11.3)
Provision for income tax	25.9	32.7	10.9
Net income (loss)	(171.6)	34.5	(22.2)
Less: Net income attributable to noncontrolling interests	9.6	10.8	8.9
Net income (loss) attributable to UCT	$(181.2)	$23.7	$(31.1)

Net income (loss) per share attributable to UCT common stockholders:
Basic	$(4.00)	$0.53	$(0.70)
Diluted	$(4.00)	$0.52	$(0.70)
Shares used in computing net income (loss) per share:
Basic	45.3	44.9	44.7
Diluted	45.3	45.3	44.7
(See accompanying Notes to Consolidated Financial Statements)

Ultra Clean Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
	December 26, 2025	December 27, 2024	December 29, 2023
(In millions)
Net income (loss)	$(171.6)	$34.5	$(22.2)
Other comprehensive income (loss):
Change in cumulative translation adjustment, net of tax	3.3	(11.3)	1.5
Change in pension net actuarial gain (loss), net of tax	(0.2)	(1.0)	0.4
Change in fair value of derivatives, net of tax	—	—	(0.4)
Total other comprehensive income (loss)	3.1	(12.3)	1.5
Comprehensive income (loss)	(168.5)	22.2	(20.7)
Comprehensive income, attributable to noncontrolling interests	(11.0)	(4.4)	(9.4)
Comprehensive income (loss) attributable to UCT	$(179.5)	$17.8	$(30.1)
(See accompanying Notes to Consolidated Financial Statements)

Ultra Clean Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	December 26, 2025	December 27, 2024	December 29, 2023
(In millions)
Cash flows from operating activities:
Net income (loss)	$(171.6)	$34.5	$(22.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47.9	45.7	37.6
Amortization of intangible assets	28.1	30.4	24.1
Stock-based compensation	19.2	17.4	12.1
Amortization of debt issuance costs	2.7	3.0	3.9
Impairment of goodwill	151.1	—	—
Loss (gain) on sale of property, plant and equipment	0.7	1.2	(0.9)
Change in the fair value of financial instruments	(0.1)	(29.2)	1.7
Deferred income taxes	(2.7)	(3.0)	(12.4)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	32.3	(60.3)	78.5
Inventories	(9.9)	(6.5)	80.8
Prepaid expenses and other current assets	(8.3)	(3.2)	12.5
Other non-current assets	(1.9)	1.3	—
Accounts payable	(17.6)	26.4	(61.5)
Accrued compensation and related benefits	1.0	2.4	(5.6)
Income taxes payable	(13.5)	1.0	(5.2)
Operating lease assets and liabilities	12.9	2.6	0.4
Other liabilities	(4.7)	1.3	(7.9)
Net cash provided by operating activities	65.6	65.0	135.9
Cash flows from investing activities:
Purchases of property, plant and equipment	(50.3)	(63.5)	(75.8)
Acquisition of businesses, net of cash acquired	—	—	(46.1)
Other investing activities	3.3	—	2.2
Net cash used in investing activities	(47.0)	(63.5)	(119.7)
Cash flows from financing activities:
Proceeds from bank borrowings	59.3	67.7	—
Extinguishment of bank borrowings	(59.3)	(44.2)	—
Proceeds from issuance of common stock	2.2	2.0	0.8
Principal payments on bank borrowings	(18.2)	(10.2)	(38.6)
Payment of debt issuance costs	(0.6)	(2.5)	(0.3)
Employees’ taxes paid upon vesting of restricted stock units	(1.1)	(2.5)	(2.2)
Payments of dividends to a joint venture shareholder	(0.1)	(0.5)	(0.2)
Repurchase of shares	(3.4)	—	(29.4)
Net cash provided by (used in) financing activities	(21.2)	9.8	(69.9)
Effect of exchange rate changes on cash and cash equivalents	0.5	(4.4)	1.9
Net increase (decrease) in cash and cash equivalents	(2.1)	6.9	(51.8)
Cash and cash equivalents at beginning of period	313.9	307.0	358.8

Cash and cash equivalents at end of period	$311.8	$313.9	$307.0
Supplemental cash flow information:
Income taxes paid, net of income tax refunds	$42.0	$34.3	$31.2
Interest paid	$39.7	$40.4	$44.8
Non-cash investing and financing activities:
Property, plant and equipment purchased included in accounts payable and other liabilities	$3.0	$2.9	$9.7
Fair value of HIS earn-out at acquisition date	$—	$—	$27.1
(See accompanying Notes to Consolidated Financial Statements)

Ultra Clean Holdings, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock			Treasury shares
(In millions)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
Balance December 31, 2022	45.2	$0.1	530.8	0.9	$(15.4)	$377.8	$(5.4)	$887.9	$49.1	$937.0
Issuance under employee stock plans	0.6	—	0.8	—	—	—	—	0.8	—	0.8
Shares transfer to employee stock plans		—	—	(0.5)	—	—	—	—	—	—
Repurchase of shares	(1.1)	—	—	1.1	(29.6)	—	—	(29.6)	—	(29.6)
Stock-based compensation expense		—	12.1	—	—	—	—	12.1	—	12.1
Employees’ taxes paid upon vesting of restricted stock units	(0.1)	—	(2.2)	—	—	—	—	(2.2)	—	(2.2)
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Net income (loss)	—	—	—	—	—	(31.1)	—	(31.1)	8.9	(22.2)
Other comprehensive income	—	—	—	—	—	—	1.0	1.0	0.5	1.5
Balance December 29, 2023	44.6	$0.1	541.5	1.5	$(45.0)	$346.7	$(4.4)	$838.9	$58.3	$897.2
Issuance under employee stock plans	0.6	—	2.0	—	—	—	—	2.0	—	2.0
Employees' taxes paid upon vesting of restricted stock units	(0.1)	—	(2.5)	—	—	—	—	(2.5)	—	(2.5)
Stock-based compensation expense	—	—	17.4	—	—	—	—	17.4	—	17.4
Net income	—	—	—	—	—	23.7	—	23.7	10.8	34.5
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Other comprehensive loss	—	—	—	—	—	—	(5.9)	(5.9)	(6.4)	(12.3)
Balance December 27, 2024	45.1	$0.1	$558.4	1.5	$(45.0)	$370.4	$(10.3)	$873.6	$62.2	$935.8
Issuance under employee stock plans	0.6	—	2.2	—	—	—	—	2.2	—	2.2
Repurchase of shares	(0.2)	—	—	0.2	(3.4)	—	—	(3.4)	—	(3.4)
Employees' taxes paid upon vesting of restricted stock units	—	—	(1.1)	—	—	—	—	(1.1)	—	(1.1)
Stock-based compensation expense	—	—	19.2	—	—	—	—	19.2	—	19.2
Net income (loss)	—	—	—	—	—	(181.2)	—	(181.2)	9.6	(171.6)
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Other comprehensive income	—	—	—	—	—	—	1.7	1.7	1.4	3.1
Balance December 26, 2025	45.5	$0.1	$578.7	1.7	$(48.4)	$189.2	$(8.6)	$711.0	$73.1	$784.1

(See accompanying Notes to Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.

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
Principles of Consolidation
The Company’s Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries and all intercompany accounts and transactions have been eliminated upon consolidation.
Noncontrolling interests
Noncontrolling interests are recognized to reflect the portion of equity in the Company’s consolidated subsidiaries that is not attributable, directly or indirectly, to the controlling stockholder. The Company’s consolidated entities include partially owned subsidiaries that provide outsourced cleaning and recycling of precision parts for the semiconductor industry through operating facilities in South Korea and China. The ownership interests held by other parties in these subsidiaries are presented as noncontrolling interests in the accompanying Consolidated Financial Statements. Net income (loss) attributable to noncontrolling interests is allocated based on the respective ownership interests and continues to be attributed even if such allocation results in a deficit noncontrolling interests balance.
Segments
The Financial Accounting Standards Board’s (“FASB”) guidance regarding disclosure about segments in an enterprise and related information establishes standards for the reporting by public business enterprises of information about reportable segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the manner in which management organizes the reportable segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision-maker is the Chief Executive Officer. The Company operates in two reportable segments: Products and Services. See Note 15 of Notes to the Consolidated Financial Statements..
Foreign Currency Translation and Remeasurement
As of December 26, 2025, the functional currency of the Products business’ foreign subsidiaries is the U.S. Dollar except for the subsidiaries of Ham-Let (Israel-Canada) Ltd. (“Ham-Let” or “Fluid Solutions”) in the United Kingdom and Netherlands, which is the local currency. The functional currency of the Services division’s foreign subsidiaries is the local currency, except for that of its Singapore, Scotland and Ireland entities, which is the U.S. Dollar.
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
Allowance for Expected Credit Losses
The Company maintains an allowance for expected losses resulting from the inability of its customers to make required payments. The Company evaluates its allowance for expected credit losses based on a combination of factors. In circumstances where specific invoices are deemed uncollectible, the Company provides a specific allowance against the amount due to reduce the net recognized receivable to the amount it reasonably believes will be collected. The Company also provides allowances based on its write-off history. Provision for credit loss was not material for fiscal years ended December 26, 2025, December 27, 2024 and December 29, 2023.
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

The carrying values of cash and cash equivalents, accounts receivable, net, prepaid expenses and other current assets, accounts payable, accrued compensation and related benefits, and other current liabilities approximate their fair values due to their relatively short maturities as of December 26, 2025 and December 27, 2024.
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
Inventory write downs inherently involve judgments based on assumptions about expected future demand and the impact of market conditions on those assumptions. Although the Company believes that the assumptions it used in estimating inventory write downs are reasonable, significant changes in any one of the assumptions in the future could produce a significantly different result. There can be no assurances that future events and changing market conditions will not result in significant increases in inventory write downs. For further discussion of the Company’s inventories see Note 3 of Notes to the Consolidated Financial Statements.
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
At the end of fiscal years 2025, 2024 and 2023, the Company assessed the carrying value of its long-lived assets, including property, plant and equipment as well as its intangible assets and concluded that no impairment was required.
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

The operating lease ROU asset also includes any lease payments made in advance and is reduced by any lease incentives. Specific lease terms used in computing the ROU assets and lease liabilities may include options to extend or terminate the lease when the Company believes it is reasonably certain that it will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Operating leases are included in operating lease ROU assets and in operating lease liabilities on the Company’s consolidated balance sheet. The Company’s finance leases at December 26, 2025 and December 27, 2024 were not significant. For further discussion of the Company’s leases see Note 13 of Notes to the Consolidated Financial Statements.
Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment annually or more frequently if indicators of potential impairment exist. Finite-lived intangible assets are presented at cost, net of accumulated amortization, and are amortized on either a straight-line method or on an accelerated method over their estimated economic lives. The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually in the fourth fiscal quarter and whenever events or changes in circumstances indicate that the carrying value exceeds their fair value, such as when reductions in demand or significant economic slowdowns in the semiconductor industry are present. For further discussion of the Company’s goodwill and intangible assets see Note 5 of Notes to the Consolidated Financial Statements.
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
For further discussion of the Company’s employee stock plans see Note 11 of Notes to the Consolidated Financial Statements.
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
The Company accounts for Global Intangible Low-Taxed Income as period costs when incurred. For further discussion of the Company’s income taxes see Note 7 of Notes to the Consolidated Financial Statements.
Net Income (Loss) per Share
Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding and common equivalent shares from dilutive restricted stock using the treasury stock method, except when such shares are anti-dilutive. Under the treasury stock method, the assumed proceeds include the average unrecognized compensation expense of in-the-money stock options and restricted stock units. This results in the assumed buyback of additional shares, thereby reducing the dilutive impact of equity awards. For further information of the Company’s income per share see Note 14 of Notes to Consolidated Financial Statements.

Business Combinations
The Company recognizes assets acquired (including goodwill and identifiable intangible assets), liabilities assumed and noncontrolling interest at fair value on the acquisition date. Subsequent changes to the fair value of such assets acquired and liabilities assumed are recognized in earnings, after the expiration of the measurement period, a period not to exceed 12 months from the acquisition date. Acquisition-related expenses and acquisition-related restructuring costs are recognized in earnings in the period in which they are incurred. For further discussion of the Company’s business combinations see Note 2 of Notes to the Consolidated Financial Statements.
Accounting Standards Recently Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU No. 2023-09”). ASU No. 2023-09 enhances the transparency and usefulness of income tax disclosures by requiring consistent categories and greater disaggregation in the rate reconciliation, as well as disaggregation of income taxes paid by jurisdiction. The ASU also includes other amendments aimed at improving the effectiveness of income tax disclosures. The Company adopted ASU 2023-09 for the year ended December 26, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements.
Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU No. 2024-03”) which requires entities to provide disaggregated disclosure of certain expense categories within relevant income statement captions, including, but not limited to, inventory purchases, employee compensation, depreciation, amortization, and depletion. In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU No. 2025-01”), which confirmed that the guidance in ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The guidance is required to be applied prospectively, although retrospective application is permitted. The Company is currently evaluating the impact of ASU 2024-03 and ASU 2025-01 on its financial statement disclosures.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Subtopic 326-20): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU No. 2025-05”). The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB ASC 606. The standard should be applied prospectively, and is effective for annual periods, including interim reporting periods, beginning after December 15, 2025, with early adoption permitted. The Company does not expect it to have material effect on its consolidated financial statements and related disclosures.
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
In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”). ASU 2025-10 establishes authoritative guidance on the accounting for government grants received by business entities, including recognition, measurement, presentation, and disclosure requirements. Under the new guidance, a government grant should not be recognized until it is probable that the entity will both (i) comply with the conditions attached to the grant and (ii) receive the grant. The ASU distinguishes between (a) grants related to assets and (b) grants related to income, and requires entities to apply either a deferred-income approach or a cost-accumulation approach for grants related to assets. Grants related to income are to be recognized in earnings on a systematic and rational basis over the periods in which the entity recognizes the related costs. ASU 2025-10 also provides guidance on the accounting for forgivable loans, nonmonetary government grants, and repayments of previously recognized grants. For public business entities, ASU 2025-10 is effective for annual reporting periods beginning after December 15, 2028, and interim periods within those fiscal years. Early adoption is permitted. The standard permits modified prospective, modified retrospective, or full retrospective adoption approaches. The Company is currently evaluating the impact of ASU 2025-10 on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 provides enhancements and clarifications to the existing interim reporting framework in Topic 270. The amendments establish a comprehensive listing of required interim disclosures, clarify the applicability of interim reporting guidance, and improve navigability and consistency in interim reporting. The ASU also introduces a new disclosure principle that requires entities to disclose events occurring after the end of the most recent annual period that have a material impact on the entity. Additionally, the amendments clarify the types of interim financial statements subject to GAAP (including condensed statements) and provide presentation and content requirements for interim periods. ASU 2025-11 is effective for interim periods within fiscal years beginning after December 15, 2027, for public business entities and after December 15, 2028, for all other entities. Early adoption is permitted, and it may be applied prospectively or retrospectively to prior periods presented. The Company is currently evaluating the impact of ASU 2025-11 on its consolidated financial statement disclosures.
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements (“ASU No. 2025-12”), which addresses stakeholder feedback and makes incremental improvements to U.S. GAAP. The amendments clarify, correct errors, and make minor improvements to the Accounting Standards Codification to enhance understandability and application. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company will adopt this guidance in fiscal 2027 and does not expect the adoption to have a material impact on its consolidated financial position, results of operations, or disclosures.
2. BUSINESS COMBINATIONS
On October 25, 2023, the Company acquired 100% of the shares of HIS Innovations Group (“HIS”), a privately held company based in Hillsboro, Oregon. HIS is a leading supplier to the semiconductor sub-fab segment including the design, manufacturing, and integration of components, process solutions, and fully integrated sub-systems. The acquisition strengthened the Company's leadership in developing and supplying critical products to the semiconductor industry, and extended its reach into the sub-fab area.
The purchase price of HIS for purposes of the Company’s purchase price allocation was determined to be $73.6 million, which includes initial cash consideration of $46.5 million and the fair value of potential earn-out payments of approximately $27.1 million. These potential earn-out payments represent up to $70.0 million of cash consideration that may be payable based on the financial performance of the acquired business during the fiscal years 2023, 2024, and 2025. The fair value of the potential earn-out payments was determined utilizing a Monte Carlo simulation model. As of December 26, 2025, the estimated fair value of the earn-out payments was zero. See Note 4 of Notes to the Consolidated Financial Statements for further discussion.
The results of operations for the Company for the fiscal year ended December 29, 2023 included operating activities for HIS since its acquisition date of October 25, 2023. The acquisition-related costs of $1.0 million and $4.7 million were included in the results of operations for the fiscal year ended December 27, 2024 and December 29, 2023, respectively. Acquisition costs are included in general and administrative expenses in the Company’s consolidated results of operations.
3. BALANCE SHEET INFORMATION
Accounts Receivable Factoring Agreements
The Company has receivables factoring arrangements, pursuant to which certain receivables are sold to banks without recourse in exchange for cash. Transactions under the receivables factoring arrangements are accounted for as sales under ASC 860, Transfers and Servicing of Financial Assets, with the sold receivables removed from the Company’s balance sheet. Under these receivables factoring arrangements, the Company does not maintain any beneficial interest in the receivables sold. The banks’ purchase of eligible receivables is subject to a maximum amount of uncollected receivables. The Company services the receivables on behalf of the banks, but otherwise maintains no significant continuing involvement with respect to the receivables. Sale proceeds that are representative of the fair value of factored receivables, less a factoring fee, are reflected in cash flows from operating activities on the Consolidated Statements of Cash Flows. The Company did not receive any sale proceeds in excess of the fair value of factored receivables during the periods presented.

The Company had two receivables factoring arrangements during fiscal year 2025. One arrangement allows factoring of up to $25.0 million of uncollected receivables originated within the United States. The second arrangement allowed factoring of up to $12.0 million of uncollected receivables originated within the EMEA and Asia Pacific regions and was cancelled in December 2025. During fiscal year 2025, the Company received cash proceeds of $56.4 million and $11.6 million, respectively, from the sales of accounts receivables under these arrangements. As of December 26, 2025, $17.1 million of receivables factored under these arrangements had been sold and removed from the Company’s Consolidated Balance Sheets.
Inventories
Inventories consisted of the following:

(In millions)	December 26, 2025	December 27, 2024
Raw materials	$208.3	$195.4
Work in process	148.4	130.8
Finished goods	34.2	54.8
Total	$390.9	$381.0
Property, plant and equipment, net
Property, plant and equipment, net, consisted of the following:

(In millions)	Useful Life (In years)	December 26, 2025	December 27, 2024
Land	n/a	$5.9	$5.7
Buildings	50	54.3	52.2
Leasehold improvements	*	148.1	138.7
Machinery and equipment	5 - 10	236.8	222.4
Computer equipment and software	3 - 10	95.9	78.2
Furniture and fixtures	5	4.2	4.8
		545.2	502.0
Accumulated depreciation		(243.0)	(214.0)
Construction in progress		22.4	37.9
Total		$324.6	$325.9
* Lesser of estimated useful life or remaining lease term

In fiscal year 2025, the Company received an asset-related government grant of $2.9 million.
Capitalized interest was not significant for the fiscal years ended December 26, 2025, December 27, 2024 and December 29, 2023.
4. FAIR VALUE
The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

		Fair Value Measurement at Reporting Date Using
Description	December 26, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other non-current assets:
Plan assets	$0.7	$—	$—	$0.7
Other liabilities:
Pension obligation	$2.3	$—	$—	$2.3

		Fair Value Measurement at Reporting Date Using
Description	December 27, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other non-current assets:
Plan assets	$0.1	$—	$—	$0.1
Other liabilities:
Pension obligation	$1.7	$—	$—	$1.7
Contingent earn-out	$0.1	$—	$—	$0.1
The estimated fair value of pension obligation is based on expected years of service and average compensation. The valuation model used to value pension obligations utilizes mortality rate, inflation, interest rate risks and changes in the life expectancy for pensioners. These assumptions are routinely made in the appraisal process by the independent actuary resulting in a Level 3 classification. As of December 26, 2025, the Company's aggregate pension benefit obligations are $15.2 million, exceeding the fair value of the pension plan assets of $13.6 million, resulting in underfunded pension benefit obligations of $1.6 million. The Company recognizes the overfunded or underfunded status of defined benefit pension plans, measured as the difference between the fair value of plan assets and the benefit obligation, with overfunded plans recorded as assets and underfunded plans recorded as liabilities.
Prior to fiscal year 2025, the Company measured its contingent earn-out liabilities at fair value on a recurring basis using a Monte Carlo simulation model. The significant unobservable inputs used in the model included the forecasted operating profit of the acquired business during the earn-out period ended in calendar year 2025. Significant increases or decreases to the forecasted results would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the contingent earn-out liability on the acquisition date is reflected as cash used in financing activities in the consolidated statements of cash flows. Any amount paid in excess of the contingent earn-out liability on the acquisition date is reflected as cash used in operating activities in the consolidated statements of cash flows.
In the first quarter of fiscal year 2025, the Company reassessed the fair value of the contingent earn-out associated with the acquisition of HIS, decreasing the fair value from $0.1 million as of December 27, 2024, to zero.
In 2025 and 2024, the Company recorded a $0.1 million and $29.0 million gain, respectively, from changes in the fair value of contingent earn-out related to the acquisition of HIS. These amounts were recorded as other income (expense), net, in the Consolidated Statements of Operations.
There were no transfers in or out of any level during the fiscal year ended December 26, 2025 or December 27, 2024. Fair value adjustments were noncash, and therefore did not impact the Company’s liquidity or capital resources.
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company’s methodology for allocating the purchase price relating to an acquisition is determined through established and generally accepted valuation techniques. Goodwill is measured as the excess of the consideration transferred over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed.
To test goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company may elect to bypass the qualitative assessment and proceed directly to a quantitative impairment test. If, based on the qualitative assessment, the Company concludes it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, the Company does not proceed to perform a quantitative impairment test. If the Company concludes it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative goodwill impairment test will be performed by comparing the fair value of each reporting unit to its carrying value. A quantitative impairment analysis, if necessary, considers the income approach, which requires estimates of the present value of expected future cash flows to determine a reporting unit’s fair value. Significant estimates include revenue growth rates and gross margins used to calculate projected future cash flows, discount rates, and future economic and market conditions. A goodwill impairment charge is recognized for the amount by which the reporting unit’s fair value is less than its carrying value. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The process of evaluating the potential impairment of goodwill and intangible assets requires significant judgment. The Company regularly monitors current business conditions and other factors including, but not limited to, adverse industry or economic trends and lower projections of profitability that may impact future operating results.
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
In the fourth quarters of 2025 and 2024, the Company performed qualitative impairment assessments for each of the Company's reporting units. The qualitative assessments indicated that it was more likely than not that the fair values of its reporting units exceeded its carrying value and, therefore, did not result in an impairment.
Details of aggregate goodwill of the Company are as follows:

(In millions)	Products	Services	Total
Balance at December 29, 2023	$191.7	$73.5	$265.2
HIS fair value adjustment	0.1	—	0.1
Balance at December 27, 2024	$191.8	$73.5	$265.3
Impairment of goodwill	(77.6)	(73.5)	(151.1)
Balance at December 26, 2025	$114.2	$—	$114.2
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
Details of intangible assets were as follows:

		As of December 26, 2025			As of December 27, 2024
(Dollars in millions)	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	6 - 10	$207.2	$(135.6)	$71.6	$207.2	$(117.4)	$89.8
Recipes	20	73.2	(26.8)	46.4	73.2	(23.2)	50.0
Intellectual property/knowhow	7 - 15	48.9	(27.2)	21.7	48.9	(22.8)	26.1
Tradename	4 - 6*	32.5	(23.4)	9.1	32.5	(22.9)	9.6
Standard operating procedures	20	8.6	(3.2)	5.4	8.6	(2.7)	5.9
Developed technology	5	4.6	(2.0)	2.6	4.6	(1.1)	3.5
Total		$375.0	$(218.2)	$156.8	$375.0	$(190.1)	$184.9
*The Company concluded that the asset life of UCT tradename of $9.0 million is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

The Company amortizes its intangible assets on a straight-line or accelerated basis over the estimated economic life of the assets. Amortization expense was approximately $28.1 million for the fiscal year ended December 26, 2025, $30.4 million for the fiscal year ended December 27, 2024, and $24.1 million for the fiscal year ended December 29, 2023. Amortization expense related to recipes, standard operating procedures, developed technology and certain intellectual property/know-how is charged to cost of revenues, with the remainder charged to general and administrative expense. As of December 26, 2025, future estimated amortization expense is expected to be as follows:

(In millions)	Amortization Expense
2026	$27.2
2027	26.9
2028	23.8
2029	16.2
2030	15.3
Thereafter	38.4
Total	$147.8
6. BORROWING ARRANGEMENTS
On April 4, 2024, the Company entered into a Sixth Amendment to the Credit Agreement dated as of August 27, 2018. The amendment (i) extended the maturity date of the term loan and revolving credit facilities by 30 months; (ii) reduced the interest rate applicable to the term loan facility under the Credit Agreement by 0.25% per annum; and (iii) increased the outstanding amount under the Term Loan of $475.4 million to $500 million.
The Sixth Amendment resulted in the receipts of an additional $67.7 million of debt, net of $1.1 million related lender fees from new or existing syndicate lenders which was offset by syndicate lenders who reduced their positions by $44.2 million. The Company capitalized additional $2.5 million of costs related to this amendment and continued to defer previously capitalized costs of $5.2 million. The Company expensed the third party transaction costs and the previously capitalized costs of extinguished debt of $3.6 million which was included in the other income (expense), net in the Consolidated Statements of Operations for the fiscal year ended December 27, 2024.
On October 8, 2024, the Company entered into the Seventh Amendment, further reducing the interest rate applicable to the term loan facility under the Credit Agreement by 0.25% per annum. This amendment did not modify the revolving credit facility.
On September 15, 2025, the Company entered into the Eighth Amendment, reducing the interest rate applicable to the term loan facility by an additional 0.50% per annum. This amendment did not modify the revolving credit facility.
The Term Loan has a maturity date of February 25, 2028. The Company pays monthly interest payments in arrears and quarterly principal payments of 0.625% of the outstanding principal balance as of September 15, 2025, with the remaining principal paid upon maturity.
The revolving credit facility has an available commitment of $150.0 million and a maturity date of August 27, 2027. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. Outstanding letters of credit reduce the availability of the revolving credit facility and, as of December 26, 2025, the Company had $146.6 million, net of $3.4 million of outstanding letters of credit, available under this revolving credit facility.
The letter of credit facility has an available commitment of $50.0 million and a maturity date of August 27, 2027. The Company pays a quarterly fee in arrears equal on the dollar equivalent of all outstanding letters of credit equal to the applicable margin for the revolving credit facility, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of December 26, 2025, the Company had $3.4 million of outstanding letters of credit and $46.6 million of available commitments remaining under the letter of credit facility.
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
At December 26, 2025, the Company had an outstanding amount under the Term Loan of $481.4 million, gross of unamortized debt issuance costs of $4.5 million. As of December 26, 2025, the interest rate on the outstanding Term Loan was 6.7%.
The Credit Agreement requires the Company to maintain certain financial covenants including a consolidated fixed charge coverage ratio and a consolidated leverage ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter. The Company currently has no revolving loans outstanding under the Credit Agreement. The Company was in compliance with all financial covenants as of the fiscal year ended December 26, 2025.
The Company maintains credit agreements with a local bank in Czechia and with a financial institution in Israel, which provide for a revolving credit facilities of up to 7.0 million euros (approximately $8.2 million) and $5.0 million, respectively.
As of December 26, 2025, the Company’s total bank debt was $476.9 million, net of unamortized debt issuance costs of $4.5 million. As of December 26, 2025, the Company had $146.6 million, $6.5 million and $5.0 million available to draw from its credit facilities in the U.S., Czechia and Israel, respectively.
The fair value of the Company’s long-term debt was based on Level 2 inputs, and fair value was determined using quoted prices for similar liabilities in inactive markets. The Company’s carrying value approximates fair value for the Company’s long term-debt.
As of December 26, 2025, the Company’s future debt principal payment obligations for the respective fiscal years were as follows:

(In millions)	Debt (Principal only)
2026	$12.1
2027	12.1
2028	457.2
Total	$481.4
7. INCOME TAXES
Income before provision for income taxes was generated from the following geographic areas:

	Year Ended
(In millions)	December 26, 2025	December 27, 2024	December 29, 2023
United States	$(175.2)	$(106.4)	$(133.5)
Foreign	29.5	173.6	122.2
Total pretax income	$(145.7)	$67.2	$(11.3)

The provision for income taxes consisted of the following:

	Year Ended
(In millions)	December 26, 2025	December 27, 2024	December 29, 2023
Current:
Federal	$2.2	$(0.1)	$0.1
State	0.6	0.5	0.3
Foreign	25.8	35.1	22.7
Total current	28.6	35.5	23.1
Deferred:
Federal	(0.7)	0.4	(9.4)
State	(1.6)	0.1	(1.5)
Foreign	(0.4)	(3.3)	(1.3)
Total deferred	(2.7)	(2.8)	(12.2)
Total provision	$25.9	$32.7	$10.9

Federal	$1.5	$0.3	$(9.3)
State	(1.0)	0.6	(1.2)
Foreign	25.4	31.8	21.4
Total provision	$25.9	$32.7	$10.9
The effective tax rate differs from the U.S. federal statutory tax rate as follows:

	Year Ended
	December 26, 2025
Tax provision at the U.S. federal statutory rate	$(30.6)	21.0%
State and local income taxes, net of federal (national) income tax effect (1)	(1.3)	0.9%
Foreign tax effects
China
Withholding tax	4.9	(3.4)%
Other	(0.4)	0.2%
Czech Republic
Foreign exchange gain/(loss)	(2.3)	1.6%
Other	0.4	(0.3)%
Israel
Statutory tax rate difference between Israel and U.S.	(1.9)	1.3%
Tax incentive rate	3.0	(2.1)%
Goodwill impairment	17.9	(12.3)%
Other	(1.0)	0.7%
Malaysia
Malaysia Pioneer tax holiday incentive	2.1	(1.4)%
Deferred tax true up	1.8	(1.2)%
Change in valuation allowance	(1.8)	1.2%
Singapore
Statutory tax rate difference between Singapore and U.S.	(2.0)	1.4%
Development and expansion incentive tax rate	(2.2)	1.5%
Other	0.7	(0.5)%
Other foreign jurisdictions	1.4	(1.0)%
Effect of cross-border tax laws
Global intangible low-taxed income	13.6	(9.3)%
Subpart F income	2.2	(1.5)%
Other	0.5	(0.3)%
Tax credits
R&D tax credit	(1.1)	0.8%
Changes in valuation allowances	10.7	(7.4)%
Non-taxable or non-deductible items
Equity Compensation	1.7	(1.2)%
Goodwill impairment	3.8	(2.6)%
Other	1.0	(0.7)%
Changes in unrecognized tax benefits	4.4	(3.0)%
Other Adjustments	0.4	(0.2)%
Effective Tax Rate	$25.9	(17.8)%
(1) California makes up the majority (greater than 50 percent) of the state income tax expense.

	Year Ended
	December 27, 2024	December 29, 2023
Federal income tax provision at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	(8.1)%	48.5%
Effect of foreign operations	(11.0)%	21.5%
Change in valuation allowance	37.4%	(34.0)%
Foreign income inclusions	18.9%	(141.2)%
Nondeductible executive compensation	1.4%	(7.0)%
Stock-based compensation	(0.5)%	(3.7)%
Acquisition related expenses	(9.1)%	(8.0)
Tax credits	(0.7)%	6.2%
Tax reserves	(1.5)%	(0.1)%
Other	0.9%	0.3%
Effective Tax Rate	48.7%	(96.5)%
Income taxes paid are as follows ($ in millions):

Year Ended
(In millions)	December 26, 2025
Federal	$1.4
State	0.5
Foreign
Czech Republic	11.6
China	14.0
Singapore	5.6
Korea	4.6
Israel	2.6
Foreign other	1.7
Total cash tax paid for income taxes (net of refunds)	$42.0
Significant components of deferred tax assets and liabilities are as follows:

	Year Ended
(In millions)	December 26, 2025	December 27, 2024
Deferred tax assets:
Interest expense limitation	$44.8	$39.5
Operating lease liabilities	27.7	28.3
Tax loss carryforwards	39.5	40.4
Capitalized research and development costs	9.1	12.5
Inventory valuation and basis difference	6.8	7.4
Accruals	4.2	4.6
Tax credits	7.5	6.5
Other timing differences	6.2	8.2
	145.8	147.4
Valuation allowance	(104.2)	(96.3)
Total deferred tax assets	41.6	51.1
Deferred tax liabilities:
Goodwill	(10.1)	(21.7)
Operating lease right-of-use assets	(25.4)	(27.2)
Intangibles	(7.6)	(9.6)
Depreciation	(6.6)	(3.6)
Other	(2.2)	(2.0)
Total deferred tax liabilities	(51.9)	(64.1)
Net deferred tax liabilities	$(10.3)	$(13.0)
As of December 26, 2025, the Company had undistributed earnings of foreign subsidiaries of approximately $596.7 million, approximately $577.3 million of which are considered indefinitely reinvested and on which we have not recognized deferred taxes. It is not practicable to determine the tax liability that might be incurred if these earnings were to be distributed. For undistributed earnings of foreign subsidiaries which are not considered indefinitely reinvested deferred taxes have been accrued.
As of December 26, 2025, a valuation allowance of $104.2 million was established for deferred tax assets related to U.S. federal and state assets and certain foreign assets. For fiscal 2025, the valuation allowance increased by $7.9 million. The increase in the valuation allowance is primarily due to an increase in deferred tax assets attributable to U.S. limitations on the deductibility of interest expense.
The Company’s gross liability for unrecognized tax benefits as of December 26, 2025 and December 27, 2024 was $5.6 million and $2.3 million, respectively. If the remaining balance of unrecognized tax benefits were recognized in a future period, it would result in a tax benefit of $1.0 million as of December 26, 2025 ($1.4 million as of December 27, 2024) and a reduction in the effective tax rate. Increases or decreases to interest and penalties on uncertain tax positions are included in the income tax provision in the Consolidated Statements of Operations. Interest related to uncertain tax positions for the periods ended December 26, 2025, December 27, 2024 and December 29, 2023, was not material. There are no penalties accrued within the liability for unrecognized benefits.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Balance as of December 31, 2022	$2.7
Increases related to current year tax positions	0.3
Settlements	(0.1)
Balance at December 29, 2023	$2.9
Increases related to prior year tax positions	0.1
Increases related to current year tax positions	0.5
Reduction due to lapse statute of limitations	(1.2)
Balance at December 27, 2024	$2.3
Increases related to prior year tax positions	3.7
Increases related to current year tax positions	0.6
Settlements	(1.0)
Balance at December 26, 2025	$5.6
As of December 26, 2025, the Company had U.S. federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $34.3 million, $197.8 million and $32.1 million, respectively. The Company's U.S. valuation allowance includes the deferred tax asset on the NOL carryforwards. The U.S. federal NOL’s can be carried forward indefinitely. The state NOLs begin expiring after 2029 and the foreign NOLs begin expiring after 2026. The Company also had federal tax credit carryforwards of approximately $7.1 million which expire in various years from fiscal 2028 through 2045. As of December 26, 2025, the Company had a foreign capital loss carryforward of approximately $56.4 million which can be carried forward indefinitely. The Company’s foreign valuation allowance includes the deferred tax asset on the capital loss carryforward.
The Company files federal, state and foreign income tax returns in several U.S. and foreign jurisdictions. The federal statute of limitation has closed for years prior to 2022. State statutes of limitation are generally closed for years prior to 2021. The statute of limitation for significant foreign jurisdictions has closed for years prior to 2021.
The Company is operating under a Development and Expansion Incentive (“DEI”) in Singapore that is in effect through 2028. The DEI reduces the local tax on certain Singapore income from a statutory rate of 17% to 5% until December 31, 2025 and 6% from 2026 through 2028. The Company has also been granted a tax holiday in Malaysia, subject to certain conditions. The Malaysia tax holiday period which provides a zero rate of tax on qualifying income commenced in fiscal year 2022 and is effective through February 28, 2037. The tax holidays in Singapore and Malaysia are conditional upon meeting certain employment and investment thresholds. The Singapore DEI decreased foreign taxes by $2.4 million, $5.4 million, and $4.1 million for fiscal years 2025, 2024 and 2023, respectively. The tax benefit of the Singapore DEI on net income per share (diluted) was approximately $0.05, $0.12 and $0.09 in fiscal years 2025, 2024 and 2023, respectively. The benefit of the tax holiday in Malaysia is zero for fiscal years 2025, 2024 and 2023 due to losses incurred in these years.
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
As of December 26, 2025, the benefit obligation of the plans was $15.2 million and the fair value of the benefit plan assets was $13.6 million which are invested in several fixed deposit accounts with financial institutions. As of December 26, 2025, the underfunded balance of the plans of $1.6 million has been recorded by the Company and is included in other liabilities.

Amounts recognized in the Consolidated Statement of Operations for the years ended December 26, 2025 and December 27, 2024 were $2.1 million and $1.7 million, respectively. The amount recognized in accumulated other comprehensive income was $0.2 million and $1.0 million for fiscal year ended December 26, 2025 and December 27, 2024, respectively. The Company and its subsidiaries contributed $2.3 million and $1.0 million during the fiscal year ended December 26, 2025 and December 27, 2024, respectively.
As of December 26, 2025, the Company’s future payment obligations for the respective fiscal years are as follows:

(In millions)
2026	$2.1
2027	1.9
2028	2.9
2029	1.5
2030	1.4
Thereafter	12.8
Total	$22.6
Employee Savings and Retirement Plan
The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all U.S. employees who meet certain eligibility requirements. Participants can elect to contribute to the 401(k) Plan, on a pre-tax basis, up to 25% of their salary to a maximum of the IRS limit. The Company matches 50% of each employee's contribution up to a maximum of 6% of the employee's eligible earnings. The Company made discretionary employer contributions of approximately $3.8 million, $3.5 million and $3.2 million to the 401(k) Plan in 2025, 2024 and 2023, respectively.
9. COMMITMENTS AND CONTINGENCIES
Commitments
The Company leases real estate and equipment under various non-cancelable operating leases. For additional information, see Note 13 of Notes to the Consolidated Financial Statements.
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
In fiscal year 2025, the Company repurchased approximately 0.2 million shares under this program for an aggregate cost of $3.4 million and an average price of $18.64 per share. No shares were repurchased under this program in fiscal year 2024. In fiscal year 2023, approximately 1.1 million shares were repurchased under this program with an aggregate cost of $29.4 million and an average price of $29.16 per share.
As of December 26, 2025, 1.5 million shares had been repurchased under the program and they are held in treasury stock. The Company records treasury stock using the cost method. The Company may reissue these treasury shares as part of its stock-based compensation programs.
On October 23, 2025, the Board of Directors approved a renewal of the share repurchase program. The renewed program authorizes the Company to repurchase up to $150.0 million of the Company's common stock over a three-year period. As of December 26, 2025, no shares had been repurchased under the renewed program.

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
The following table shows the Company's stock-based compensation expense included in the Consolidated Statements of Operations:

	Year Ended
(In millions)	December 26, 2025	December 27, 2024	December 29, 2023
Cost of revenues (1)	$1.4	$1.6	$1.3
Research and development	0.5	0.3	0.3
Sales and marketing	1.7	1.9	1.5
General and administrative	15.6	13.6	9.0
Total stock-based compensation	$19.2	$17.4	$12.1
_____________________________________________________________________________________
(1)Stock-based compensation expenses capitalized in inventory for fiscal years 2025, 2024 and 2023 were immaterial.
As of December 26, 2025, there was $29.1 million of unrecognized compensation cost related to employee awards which is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.9 years, and will be adjusted for subsequent changes in future grants.
For each of the fiscal years ended 2025, 2024 and 2023, vested shares of 0.1 million were withheld to satisfy withholding tax obligations, resulting in the net issuance of 0.4 million, 0.5 million and 0.5 million shares, respectively.

Restricted Stock Units, Performance Stock Units and Restricted Stock Awards
The following table summarizes the Company’s PSUs, RSUs and RSAs activities through the fiscal year ended December 26, 2025:

	Number of Shares	Aggregate Intrinsic Value (In millions)
Unvested restricted stock units and restricted stock awards at December 29, 2023	1.4	$46.1
Granted	0.7
Vested	(0.5)
Forfeited	(0.2)
Unvested restricted stock units and restricted stock awards at December 27, 2024	1.4	$52.0
Granted	1.2
Vested	(0.5)
Forfeited	(0.5)
Unvested restricted stock units and restricted stock awards at December 26, 2025	1.6	$42.3
Vested and expected to vest restricted stock units and restricted stock awards	1.6	$42.3
During the fiscal year ended December 26, 2025, the Company approved and granted 1.0 million RSUs to employees, with a total grant date fair value of $23.4 million and a weighted average grant date fair value of $23.27 per share. During the same period, the Company approved and granted 142 thousand PSUs, with a total grant date fair value of $3.4 million and a weighted average grant date fair value of $23.66 per share.The total fair value of shares vested during the fiscal year 2025 was $9.5 million for RSUs and no PSUs vested during the year.
During the fiscal year ended December 27, 2024, the Company approved and granted 0.6 million RSUs to employees, with a total grant date fair value of $22.8 million and a weighted average grant date fair value of 40.83 per share. During the same period, the Company approved and granted 0.1 million PSUs, with a total grant date fair value of $5.3 million and a weighted average grant date fair value of $42.23 per share. The total fair value of RSUs that vested during fiscal 2024 was $17.5 million, and the total fair value of PSUs that vested was $0.7 million.
Under the current PSU program, the number of PSUs earned and eligible to vest at the end of the performance period is determined based on the achievement of specified performance objectives. Performance is measured over a three-year performance period and is evaluated on an annual basis.
The number of PSUs earned is calculated by applying performance results to the participant’s target award. Performance is based on (i) the Company's average annual GAAP revenue goal attainment percentage, (ii) a relative total shareholder return (“TSR”) modifier percentage, and (iii) an average annual operating margin modifier percentage. The relative TSR modifier is based on the Company’s stock price performance compared to a designated peer group, and the operating margin modifier reflects the average annual difference between non-GAAP operating margin achieved and the applicable operating plan.
The percentage of the target award earned may range from zero to 200%, depending on the level of performance achieved and the impact of the applicable performance modifiers. One-third of the target award is allocated to each year of the three-year performance period.
At the end of the three-year performance period, the total number of PSUs earned, if any, reflects the application of the performance formula to the target award, subject to a maximum payout cap of 200% of the target PSUs granted. Earned PSUs vest and are settled in shares of the Company’s common stock in accordance with the terms of the applicable award agreements.
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

	Year Ended
	December 26, 2025	December 27, 2024	December 29, 2023
Stock price	$22.17	$40.82	$28.19
Term	2.69 years	2.68 years	2.68 years
Expected volatilities	53.9%	50.6%	57.4%
Risk-free rate	3.8%	4.8%	3.9%
In fiscal year 2025, the Company granted 1,310 shares of common stock to a board member under the 2003 Incentive Plan, with a weighted average grant-date fair value of $24.96 per share. The total fair value of shares vested during the fiscal year 2025 was $0.5 million for RSAs. There was no unamortized expense related to the Company’s unvested RSAs as of December 26, 2025.
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
There were 0.1 million shares issued under the ESPP during the fiscal year ended December 26, 2025.
The Company recorded $0.9 million, $0.7 million and $0.4 million of stock-based compensation expense related to ESPP for fiscal years 2025, 2024 and 2023, respectively.
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
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value-added, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Certain of our customers may receive cash-based incentives, such as rebates or credits, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. Accruals for unpaid customer rebates of $1.9 million and $2.3 million as of December 26, 2025 and December 27, 2024, respectively, were netted against accounts receivable. The Company's disaggregated revenues are apportioned by segments within the Company's Consolidated Statement of Operations. Certain services performed by the Company related to products sold to customers are included in Products revenue in the Consolidated Statement of Operations. These services are not material for any of the years presented.
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

	Year Ended
	December 26, 2025	December 27, 2024	December 29, 2023
Singapore	$754.0	$711.5	$608.7
United States	495.4	566.5	526.8
Austria	221.5	178.4	124.9
China	143.1	214.7	118.1
South Korea	112.6	103.0	94.2
Malaysia	78.2	50.4	21.8
Taiwan	58.7	82.4	71.3
Others	190.5	190.7	168.7
Total	$2,054.0	$2,097.6	$1,734.5
The Company’s most significant customers (having individually accounted for 10% or more of revenues) are from Products segment and their related revenues as a percentage of total revenues were as follows:

	Year Ended
	December 26, 2025	December 27, 2024	December 29, 2023
Lam Research Corporation	37.0%	31.9%	34.0%
Applied Materials, Inc.	21.7	22.6	23.4
Total	58.7%	54.5%	57.4%
As of December 26, 2025, gross accounts receivable from Lam Research Corporation exceeded 10% of the Company's total gross accounts receivable, representing approximately 17.1% of the total.
Three customers’ gross accounts receivable balances, Applied Materials, Inc., Lam Research Corporation and ASML Holding NV were individually greater than 10.0% of gross accounts receivable as of December 27, 2024, in the aggregate approximately 41.9% of accounts receivable.
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

	Year Ended
(Dollars in millions)	December 26, 2025	December 27, 2024
Operating lease cost	$32.3	$32.1
Short-term lease cost	2.9	2.5
Sublease income	(1.0)	(0.8)
Total lease cost	$34.2	$33.8

Operating cash flows used in operating leases	$30.0	$29.9
Weighted-average remaining lease term – operating leases	9.2 years	9.8 years
Weighted-average discount rate – operating leases	7.3%	7.2%

Future minimum payments under operating leases as of December 26, 2025 were summarized as follows:

(In millions)	Operating Leases
2026	$32.2
2027	31.2
2028	26.9
2029	24.4
2030	21.3
Thereafter	111.8
Total minimum lease payments	247.8
Less: imputed interest	(71.0)
Lease liability	$176.8
14. NET INCOME (LOSS) PER SHARE
The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share:

	Year Ended
(In millions, except share amounts)	December 26, 2025	December 27, 2024	December 29, 2023
Numerator:
Net income (loss) attributable to UCT	$(181.2)	$23.7	$(31.1)
Denominator:
Shares used in computation — basic:
Weighted average common shares outstanding	45.3	44.9	44.7
Shares used in computation — diluted:
Weighted average common shares outstanding	45.3	44.9	44.7
Dilutive effect of common shares outstanding subject to repurchase	—	0.4	—
Shares used in computing diluted net income (loss) per share	45.3	45.3	44.7
Net income (loss) per share attributable to UCT — basic	$(4.00)	$0.53	$(0.70)
Net income (loss) per share attributable to UCT — diluted	$(4.00)	$0.52	$(0.70)
Potential common shares from employee stock plans totaling 1.4 million, nominal, and 1.1 million for the fiscal years ended December 26, 2025, December 27, 2024 and December 29, 2023, respectively, were excluded from the computation of diluted loss per share as their effect would have been antidilutive.

15. REPORTABLE SEGMENTS
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
In fiscal year 2025 and 2024, the Company prepared financial results based on two operating segments (Products and Services) and two reportable segments (Products and Services).
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

	Year Ended
(In millions)	December 26, 2025	December 27, 2024	December 29, 2023
Revenues:
Products	$1,799.3	$1,853.7	$1,501.6
Services	254.7	243.9	232.9
Total segment revenues	$2,054.0	$2,097.6	$1,734.5

Cost of revenues:
Products	$1,547.0	$1,569.7	$1,290.5
Services	184.1	171.6	166.7
Total segment cost of revenues	$1,731.1	$1,741.3	$1,457.2

Operating expenses:
Products
Research and development	$21.3	$18.8	$17.8
Sales and marketing	48.1	46.7	41.4
General and administrative	151.5	139.1	122.0
Impairment of goodwill	77.6	—	—
Total Products operating expenses	$298.5	$204.6	$181.2
Services
Research and development	$10.7	$9.5	$10.5
Sales and marketing	13.1	10.6	10.4
General and administrative	34.5	40.4	40.0
Impairment of goodwill	73.5	—	—
Total Services operating expenses	131.8	60.5	60.9
Total segment operating expenses	$430.3	$265.1	$242.1

Segment operating profit:
Products	$(46.2)	$79.4	$29.9
Services	(61.2)	11.8	5.3
Total segment operating profit	$(107.4)	$91.2	$35.2

Reconciliation of segment operating profit:
Total segment operating profit	$(107.4)	$91.2	$35.2
Interest income	3.9	4.8	4.1
Interest expense	(38.3)	(46.5)	(48.8)
Other income (expense), net	(3.9)	17.7	(1.8)
Income (loss) before provision for income taxes	$(145.7)	$67.2	$(11.3)

Expenditures for segment property, plant and equipment
Products	$31.7	$40.4	$62.4
Services	18.6	23.1	13.4
Total expenditures for segment assets	$50.3	$63.5	$75.8

Depreciation and amortization
Products	$50.7	$51.3	$36.4
Services	25.3	24.8	25.3
Total depreciation and amortization	$76.0	$76.1	$61.7

(In millions)	December 26, 2025	December 27, 2024
Assets
Products	$1,446.0	$1,657.0
Services	283.0	262.9
Total segment assets	$1,729.0	$1,919.9
Long-lived assets comprise of operating lease right-of-use assets and property, plant and equipment, net, reported based on the location of the asset. The carrying amount of long-lived assets in United States, Malaysia, Israel, South Korea and other foreign countries were $172.6 million, $81.0 million, $69.6 million, $50.0 million and $108.4 million, respectively as of December 26, 2025, and $176.9 million, $83.2 million, $75.2 million, $49.8 million and $101.8 million, respectively as of December 27, 2024.

16. GOVERNMENT SUBSIDIES
In September 2021, the Company’s manufacturing operations in Singapore were awarded a grant of up to $1.7 million from the Singapore Economic Development Board, which provides incentive grant payments for research and innovation in Singapore. Under this agreement, the Company recorded subsidies of $0.3 million in fiscal year 2025, $0.2 million in fiscal year 2024 and $0.8 million in fiscal year 2023. These subsidies were recorded as an offset to cost of revenues and other operating expenses.
The Company also received unconditional subsidies from the Chinese government of $2.3 million, $0.4 million and $1.9 million in fiscal years 2025, 2024 and 2023, respectively. These subsidies were recognized as other income (expense), net in the Consolidated Statements of Operations.
In fiscal year 2025, the Company received an asset-related government grant of $2.9 million from the Israeli government, which was recorded as a reduction of the carrying amount of the related property, plant and equipment, and a grant of $0.4 million from the Irish government to support payroll expenses, which was recorded as an offset to cost of revenues and other operating expenses.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable
Item 9A.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our chief executive officer and our chief financial officer concluded the Company’s disclosure controls and procedures were effective as of December 26, 2025, the end of the period covered by this Annual Report on Form 10-K.
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
Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2025 using the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 26, 2025.
The effectiveness of the Company’s internal control over financial reporting as of December 26, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.
Remediation of Previously Reported Material Weaknesses
We previously disclosed material weaknesses in our internal control over financial reporting related to the following:
•The Company did not design and maintain effective controls relating to the: (i) sufficiency of processes related to identifying and analyzing risks to the achievement of objectives across the Company, (ii) sufficiency of competent personnel to analyze risks of material misstatement and develop internal control activities to support the achievement of the Company’s internal control objectives; and (iii) monitoring of control activities in accordance with established policies in a timely manner.
•These material weaknesses contributed to the following additional material weaknesses:
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
During the quarter ended December 26, 2025, we completed the following activities as part of remediating the material weaknesses:
•Hired additional compliance personnel to support our remediation efforts.
•Monitored the effective performance of internal controls under remediation.
•Delivered training programs designed to support our internal controls.
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
During the quarter ended December 26, 2025, we completed our testing of both the design and operating effectiveness of these controls and have determined that controls operated for a sufficient period of time for management to conclude that these material weaknesses have been remediated as of December 26, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal fourth quarter ended December 26, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Pursuant to Paragraph G (3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our December 26, 2025 Annual Meeting of Stockholders.
Item 10.             Directors, Executive Officers and Corporate Governance
The information required by this item concerning directors and corporate governance is incorporated by reference to the section entitled, “Election of Directors” in our Proxy Statement for the December 26, 2025 Annual Meeting of Stockholders.
For information with respect to Executive Officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers.”
The information required by this item with respect to Section 16(a) beneficial reporting compliance is incorporated by reference to the section entitled, “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the December 26, 2025 Annual Meeting of Stockholders.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that is designed to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. This code of ethics is available on our website at www.uct.com. To the extent required by law, any amendments to, or waivers from, any provision of the code of ethics will be promptly disclosed to the public. To the extent permitted by such legal requirements, we intend to make such public disclosure by posting the relative material on our website in accordance with SEC rules.
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
Item 11.             Executive Compensation
The information required by this item regarding the security ownership of certain beneficial owners is incorporated by reference to the sections entitled “Executive Officer Compensation” and “Election of Directors” in our Proxy Statement for the December 26, 2025 Annual Meeting of Stockholders.
Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the December 26, 2025 Annual Meeting of Stockholders.
The table below summarizes our equity plan information as of December 26, 2025:

(Shares in millions) Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) (1) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	1.6	$—	0.5
(1)Consists of the 2003 Stock Incentive Plan, as amended, and, for purposes of column (c), the Employee Stock Purchase Plan. Since restricted stock units do not have an exercise price, they are excluded from the calculations in column (b) of the table above.

Item 13.             Certain Relationships and Related Transactions
The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Party Transactions” in our Proxy Statement for the December 26, 2025 Annual Meeting of Stockholders.
Item 14.             Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the section entitled “Ratification of the Appointment of Our Independent Registered Public Accounting Firm” in our Proxy Statement for the December 26, 2025 Annual Meeting of Stockholders.

Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	San Jose, California

Part IV
Item 15.             Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Form 10-K:
1.Financial Statements:
2.Financial statement schedules not listed have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.
3.Exhibits

Exhibit Index

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of July 24, 2018, among Quantum Global Technologies, LLC, Ultra Clean Holdings, Inc., Falcon Merger Subsidiary, LLC and G-Squared Partners, LLC (as the representative of the unitholders of the Company)	8-K	000-50646	July 25, 2018	2.1

2.2	Agreement and Plan of Merger by and among Ultra Clean Holdings, Inc., Sir Daibus Ltd., Bealish Ltd. and Ham-Let (Israel – Canada) Ltd.	8-K	000-50646	December 17, 2020	2.1

3.1	Amended and Restated Certificate of Incorporation of Ultra Clean Holdings, Inc.	S-1/A	333-11904	March 2, 2004	3.1

3.2	Amended and Restated Bylaws of Ultra Clean Holdings, Inc.	10-Q	000-50646	May 2, 2016	3.1

4.1	Specimen Stock Certificate	S-1/A	333-11904	March 8, 2004	4.1

4.2	Description of Securities Registered Under Section 12 of the Exchange Act	10-K	000-50646	March 6, 2024	4.2

10.1†	Ultra Clean Holdings, Inc. Amended and Restated Stock Incentive Plan (amended and restated as of May 17, 2023)	10-K	000-50646	March 6, 2024	10.1
10.2†	Form of Stock Option Agreement	S-1/A	333-11904	March 8, 2004	10.6

10.3†	Form of Award Agreement	S-1/A	333-11904	March 8, 2004	10.13

10.4†	Form of Restricted Stock Unit Award Agreement	10-K	000-50646	March 12, 2008	10.18

10.5†	Employee Stock Purchase Plan (amended and restated as of May 17, 2023)	10-K	000-50646	March 6, 2024	10.5

10.6†	Form of Indemnification Agreement between Ultra Clean Holdings, Inc. and each of its directors and executive officers	S-1/A	333-11904	March 2, 2004	10.10

10.7†	Promotion Letter between Ultra Clean Holdings, Inc. and Sheri Savage (previously Sheri Brumm) dated February 18, 2016	10-K	000-50646	March 9, 2016	10.18

10.8†	Offer Letter between Ultra Clean Holdings, Inc. and Sheri Savage (previously Sheri Brumm) dated July 7, 2016	8-K	000-50646	July 12, 2016	99.1

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.9†	Change in Control Severance Agreement between Ultra Clean Holdings, Inc. and Sheri Savage (previously Sheri Brumm) dated July 7, 2016	8-K	000-50646	July 12, 2016	99.2

10.10†	Form of Change in Control Severance Agreement for Executive Officers	8-K	000-50646	November 1, 2018	10.2

10.11†	Offer Letter between the Company and James Xiao	8-K	000-50646	August 7, 2025	10.1

10.12†	Promotion Letter between the Company and Christopher S. Cook	8-K	000-50646	August 7, 2025	10.2

10.13†	Severance Benefits for Executive Officers, dated as of August 1, 2025	10-Q	000-50646	October 29, 2025	10.1

10.14†	Chief Executive Officer Change in Control Severance Plan, dated as of September 2, 2025	10-Q	000-50646	October 29, 2025	10.2

10.15†	Chief Business Officer Change in Control Severance Plan, dated as of August 24, 2025	10-Q	000-50646	October 29, 2025	10.3

10.16	Credit Agreement, dated as of August 27, 2018, among Ultra Clean Holdings, Inc., Barclays Bank PLC, as administrative agent, and the lenders party thereto	8-K	000-50646	August 31, 2018	10.1

10.17	Guarantee and Collateral Agreement in favor of Barclays Bank PLC and the other Lenders party thereto, dated as of August 27, 2018, made by Ultra Clean Holdings, Inc. and the other Grantors referred to therein and from time to time party thereto	8-K	000-50646	August 31, 2018	10.2

10.18	Amendment Agreement, dated as of October 1, 2018, among Ultra Clean Holdings, Inc., any Subsidiary Borrowers, Barclays Bank PLC, as administrative agent, and the lenders party thereto	8-K	000-50646	October 4, 2018	10.1

10.19	Second Amendment, dated as of March 31, 2021, by and among Ultra Clean Holdings, Inc., the subsidiaries of Ultra Clean Holdings, Inc. party thereto, Barclays Bank PLC, as administrative agent and the lenders party thereto	8-K	000-50646	April 5, 2021	10.1

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.20	Third Amendment, dated as of August 19, 2022, by and among Ultra Clean Holdings, Inc., the subsidiaries of Ultra Clean Holdings, Inc. party thereto, Barclays Bank PLC, as administrative agent and the lenders party thereto	8-K	000-50646	August 20, 2022	10.1

10.21	Fourth Amendment, dated as of June 29, 2023, by and among Ultra Clean Holdings, Inc., the subsidiaries of Ultra Clean Holdings, Inc. party thereto, Barclays Bank PLC, as administrative agent and the lenders party thereto	8-K	000-50646	July 6, 2023	10.1

10.22	Fifth Amendment, dated as of July 27, 2023, by and among Ultra Clean Holdings, Inc., the subsidiaries of Ultra Clean Holdings, Inc. party thereto, Barclays Bank PLC, as administrative agent and the lenders party thereto	8-K	000-50646	August 1, 2023	10.1

10.23	Sixth Amendment, dated as of April 4, 2024, by and among Ultra Clean Holdings, Inc., Barclays Bank PLC, as administrative agent and the lenders party thereto	8-K	000-50646	April 9, 2024	10.1

10.24	Seventh Amendment, dated as of October 8, 2024, by and among Ultra Clean Holdings, Inc., the subsidiaries of Ultra Clean Holdings, Inc. party thereto, Barclays Bank PLC, as administrative agent and the lenders party thereto	8-K	000-50646	October 10, 2024	10.1

10.25	Eighth Amendment, dated as of September 15, 2025, by and among Ultra Clean Holdings, Inc., the subsidiaries of Ultra Clean Holdings, Inc. party thereto, Barclays Bank PLC, as administrative agent and the lenders party thereto.	8-K	000-50646	September 16, 2025	10.1

19.1	Ultra Clean Holdings, Inc. Insider Trading Policy	10-K	000-50646	February 25, 2025	19.1

21.1	Subsidiaries of Ultra Clean Holdings, Inc.					X

23.1	Consent of Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm					X

23.2	Consent of Baker Tilly US LLP					X

Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

24.1	Power of Attorney (included on signature page)					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Compensation Recoupment Policy	10-K	000-50646	March 6, 2024	97.1

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
†Denotes management contract or compensatory plan.
Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultra Clean Holdings, Inc.

By:	/S/ JAMES XIAO
James Xiao
Chief Executive Officer
Date: February 23, 2026
KNOW ALL PERSONS BY THESE PRESENTS , that each person whose signature appears below constitutes and appoints James Xiao and Sheri Savage, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission hereby ratifying and confirming that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CLARENCE L. GRANGER	Chairman	February 23, 2026
Clarence L. Granger

/S/ JAMES XIAO	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2026
James Xiao

/S/ SHERI SAVAGE	Chief Financial Officer (Principal Financial Officer)	February 23, 2026
Sheri Savage

/S/ BRIAN E. HARDING	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2026
Brian E. Harding

/S/ THOMAS T. EDMAN	Director	February 23, 2026
Thomas T. Edman

/S/ DAVID T. IBNALE	Director	February 23, 2026
David T. IbnAle

/S/ EMILY M. LIGGETT	Director	February 23, 2026
Emily M. Liggett

/S/ ERNEST E. MADDOCK	Director	February 23, 2026
Ernest E. Maddock

/S/ JACQUELINE A. SETO	Director	February 23, 2026
Jacqueline A. Seto

/S/ JOANNE SOLOMON	Director	February 23, 2026
Joanne Solomon