Form 10-Q
period 2026-03-27
Ultra Clean Holdings, Inc.
filed 2026-04-29
CIK 1275014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the issuer’s common stock as of April 23, 2026: 44,828,352

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 27, 2026	December 26, 2025
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$323.5	$311.8
Accounts receivable, net of allowance for credit losses of $0.9 at both March 27, 2026 and December 26, 2025	232.8	208.8
Inventories	481.9	390.9
Prepaid expenses and other current assets	59.6	48.2
Total current assets	1,097.8	959.7
Property, plant and equipment, net	319.4	324.6
Goodwill	114.2	114.2
Intangible assets, net	149.9	156.8
Deferred tax assets, net	3.6	3.5
Operating lease right-of-use assets	158.4	157.2
Other non-current assets	11.9	13.0
Total assets	$1,855.2	$1,729.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$9.9
Accounts payable	263.4	194.9
Accrued compensation and related benefits	47.2	51.1
Operating lease liabilities	20.5	20.2
Other current liabilities	26.4	24.6
Total current liabilities	357.5	300.7
Long-term debt	601.9	467.0
Deferred tax liabilities	28.4	13.8
Operating lease liabilities	158.0	156.6
Other liabilities	7.3	6.8
Total liabilities	1,153.1	944.9
Commitments and contingencies (See Note 8)
Equity:
UCT stockholders’ equity:
Preferred stock — $0.001 par value, 10.0 shares authorized; none outstanding	—	—
Common stock — $0.001 par value, 90.0 shares authorized; 47.2 and 47.2 shares issued, and 44.8 and 45.5 shares outstanding at March 27, 2026 and December 26, 2025, respectively	0.1	0.1
Additional paid-in capital	556.8	578.7
Common shares held in treasury, at cost, 2.4 and 1.7 shares at March 27, 2026 and December 26, 2025, respectively	(88.7)	(48.4)
Retained earnings	171.3	189.2
Accumulated other comprehensive loss	(11.6)	(8.6)
Total UCT stockholders’ equity	627.9	711.0
Noncontrolling interests	74.2	73.1
Total equity	702.1	784.1
Total liabilities and equity	$1,855.2	$1,729.0
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 27, 2026	March 28, 2025
(In millions, except per share amounts)
Revenues:
Products	$465.7	$457.0
Services	68.0	61.6
Total revenues	533.7	518.6
Cost of revenues:
Products	400.7	390.3
Services	48.6	44.3
Total cost revenues	449.3	434.6
Gross margin	84.4	84.0
Operating expenses:
Research and development	8.5	7.6
Sales and marketing	15.5	14.9
General and administrative	49.0	48.6
Total operating expenses	73.0	71.1
Income from operations	11.4	12.9
Interest income	1.4	1.1
Interest expense	(7.3)	(9.9)
Other income (expense), net	(1.3)	0.8
Income before provision for income taxes	4.2	4.9
Provision for income taxes	19.2	7.4
Net loss	(15.0)	(2.5)
Less: Net income attributable to noncontrolling interests	2.9	2.5
Net loss attributable to UCT	$(17.9)	$(5.0)

Net loss per share attributable to UCT common stockholders:
Basic	$(0.40)	$(0.11)
Diluted	$(0.40)	$(0.11)
Shares used in computing net loss per share:
Basic	45.3	45.1
Diluted	45.3	45.1
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 27, 2026	March 28, 2025
(In millions)
Net loss	$(15.0)	$(2.5)
Other comprehensive income (loss):
Change in cumulative translation adjustment, net of tax	(4.8)	0.6
Total other comprehensive income (loss)	(4.8)	0.6
Comprehensive loss	(19.8)	(1.9)
Comprehensive income, attributable to noncontrolling interests	1.1	2.6
Comprehensive loss attributable to UCT	$(20.9)	$(4.5)
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 27, 2026	March 28, 2025
(In millions)
Cash flows from operating activities:
Net loss	$(15.0)	$(2.5)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12.3	11.7
Amortization of intangible assets	6.9	7.3
Stock-based compensation	3.2	2.9
Amortization of debt issuance costs	0.7	0.6
Loss on extinguishment of debt	3.0	—
Loss on disposal of property, plant and equipment	1.0	—
Change in the fair value of financial instruments	—	(0.1)
Deferred income taxes	14.6	(0.3)
Changes in assets and liabilities:
Accounts receivable	(24.0)	23.1
Inventories	(91.0)	6.4
Prepaid expenses and other current assets	(7.3)	(0.6)
Other non-current assets	1.1	0.2
Accounts payable	68.0	(8.5)
Accrued compensation and related benefits	(4.0)	(10.4)
Income taxes payable	(2.8)	(0.7)
Operating lease right-of-use assets and operating lease liabilities	0.4	1.4
Other liabilities	(0.4)	(2.3)
Net cash provided by (used in) operating activities	(33.3)	28.2
Cash flows from investing activities:
Purchases of property, plant and equipment	(9.6)	(12.4)
Proceeds from sale of equipment	0.1	—
Net cash used in investing activities	(9.5)	(12.4)
Cash flows from financing activities:
Proceeds from the issuance of convertible notes	600.0	—
Payment of debt issuance costs	(15.3)	(0.2)
Repurchase of common stock	(40.0)	—
Payment for capped call transactions	(25.1)	—
Principal payments on bank borrowings	(462.0)	(12.0)
Net cash provided by (used in) financing activities	57.6	(12.2)
Effect of exchange rate changes on cash and cash equivalents	(3.1)	0.1
Net increase in cash and cash equivalents	11.7	3.7
Cash and cash equivalents at beginning of period	311.8	313.9
Cash and cash equivalents at end of period	$323.5	$317.6
Supplemental cash flow information:
Income taxes paid, net of income tax refunds	$6.1	$8.6
Interest paid	$6.6	$12.7
Non-cash investing and financing activities:
Property, plant and equipment purchased included in accounts payable and other liabilities	$3.3	$6.8
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 27, 2026
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance December 26, 2025	45.5	$0.1	$578.7	1.7	$(48.4)	$189.2	$(8.6)	$711.0	$73.1	$784.1
Capped call transactions	—	—	(25.1)	—	—	—	—	(25.1)	—	(25.1)
Repurchase of common stock	(0.7)	—	—	0.7	(40.3)	—	—	(40.3)	—	(40.3)
Stock-based compensation expense	—	—	3.2	—	—	—	—	3.2	—	3.2
Net income (loss)	—	—	—	—	—	(17.9)	—	(17.9)	2.9	(15.0)
Other comprehensive loss	—	—	—	—	—	—	(3.0)	(3.0)	(1.8)	(4.8)
Balance March 27, 2026	44.8	$0.1	$556.8	2.4	$(88.7)	$171.3	$(11.6)	$627.9	$74.2	$702.1

	Three Months Ended March 28, 2025
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance December 27, 2024	45.1	$0.1	$558.4	1.5	$(45.0)	$370.4	$(10.3)	$873.6	$62.2	$935.8
Stock-based compensation expense	—	—	2.9	—	—	—	—	2.9	—	2.9
Net income (loss)	—	—	—	—	—	(5.0)	—	(5.0)	2.5	(2.5)
Other comprehensive income	—	—	—	—	—	—	0.5	0.5	0.1	0.6
Balance March 28, 2025	45.1	$0.1	$561.3	1.5	$(45.0)	$365.4	$(9.8)	$872.0	$64.8	$936.8

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
Basis of Presentation — The unaudited Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q include the accounts of the Company and its majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. This financial information reflects all adjustments which are, in the opinion of the Company, normal, recurring and necessary for a fair statement of the results of operations, financial position, and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted from the interim financial statements in this Quarterly Report on Form 10-Q. Therefore, these unaudited financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 26, 2025.
Fiscal Year — The Company uses a 52-53 week fiscal year. Fiscal year 2026 is a 53-week period ending January 1, 2027, and fiscal year 2025 was a 52-week period ended December 26, 2025. All references to quarters refer to fiscal quarters and all references to years refer to fiscal years.
Principles of Consolidation — The Company’s Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries and all intercompany accounts and transactions have been eliminated upon consolidation.
Significant Accounting Policies — There were no changes to the accounting policies disclosed in Note 1, Organization and Significant Accounting Polices of the Company’s Annual Report on Form 10-K for the year ended December 26, 2025 that had a material impact on the Company’s condensed consolidated financial statements and related notes.
Accounting Standards Recently Adopted
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. This guidance is to be applied prospectively and is effective for annual periods, including interim periods, beginning after December 15, 2025, with early adoption permitted. The Company adopted this standard in the first quarter of 2026. The adoption did not have a material impact on the Company’s consolidated financial statements or related disclosures.
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

Index to Notes
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
2. BALANCE SHEET INFORMATION
Accounts Receivable Factoring Agreement
The Company has a receivables factoring arrangement pursuant to which certain receivables are sold to a bank without recourse in exchange for cash. Transactions under this arrangement are accounted for as sales under ASC 860, Transfers and Servicing of Financial Assets, with the sold receivables removed from the Company’s balance sheet. Under this arrangement, the Company does not maintain any beneficial interest in the receivables sold, and the bank’s purchase of eligible receivables is subject to a maximum amount of $25.0 million of uncollected receivables originated within the

Index to Notes
United States. The Company services the receivables on behalf of the bank but otherwise maintains no significant continuing involvement with respect to the receivables. Sale proceeds, which are representative of the fair value of factored receivables, less a factoring fee, are reflected in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows, and the Company did not receive any proceeds in excess of the fair value of factored receivables during the periods presented. During the three-month period ended March 27, 2026, the Company received cash proceeds of $19.0 million from the sales of accounts receivables under this arrangement. As of March 27, 2026, $19.0 million of receivables factored under these arrangements had been sold and removed from the Company’s Consolidated Balance Sheets.
Inventories
Inventories consisted of the following:

(In millions)	March 27, 2026	December 26, 2025
Raw materials	$267.0	$208.3
Work in process	178.8	148.4
Finished goods	36.1	34.2
Total	$481.9	$390.9
Property, plant and equipment, net
Property, plant and equipment, net, consisted of the following:

(In millions)	March 27, 2026	December 26, 2025
Land	$5.7	$5.9
Buildings	53.3	54.3
Leasehold improvements	149.9	148.1
Machinery and equipment	238.3	236.8
Computer equipment and software	96.8	95.9
Furniture and fixtures	4.3	4.2
	548.3	545.2
Accumulated depreciation	(252.9)	(243.0)
Construction in progress	24.0	22.4
Total	$319.4	$324.6
Capitalized interest was not significant for the three months ended March 27, 2026, or for the fiscal year ended December 26, 2025.

Index to Notes
3. FAIR VALUE
The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

		Fair Value Measurement at Reporting Date Using
Description	March 27, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other non-current assets:
Plan assets	$0.3	$—	$—	$0.3
Other liabilities:
Pension obligation	$2.4	$—	$—	$2.4

		Fair Value Measurement at Reporting Date Using
Description	December 26, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other non-current assets:
Plan assets	$0.7	$—	$—	$0.7
Other liabilities:
Pension obligation	$2.3	$—	$—	$2.3
The estimated fair value of pension obligation is based on expected years of service and average compensation. The valuation model used to value pension obligation utilizes mortality rate, inflation, interest rate risks and changes in the life expectancy for pensioners. These assumptions are routinely made in the appraisal process by the independent actuary resulting in a Level 3 classification. As of March 27, 2026, the Company’s aggregate pension benefit obligations was $15.0 million and the fair value of the pension plan assets was $12.9 million, resulting in underfunded pension benefit obligations of $2.1 million. The Company recognizes the overfunded or underfunded status of defined benefit pension plans, measured as the difference between the fair value of the plan assets and the benefit obligation. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability.
There were no transfers in or out of any level during the three months ended March 27, 2026 and March 28, 2025. Fair value adjustments were noncash, and therefore did not impact the Company’s liquidity or capital resources.
4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the consideration transferred over the fair value of tangible and identifiable intangible assets acquired, less liabilities assumed in a business combination. During the three months ended March 27, 2026, the Company did not recognize any impairment charges or additions to goodwill. Details of aggregate goodwill of the Company are as follows:

(In millions)	Products	Services	Total
Balance at December 26, 2025	$114.2	$—	$114.2
Balance at March 27, 2026	$114.2	$—	$114.2
Intangible Assets
Intangible assets are generally recorded in connection with business acquisitions and are amortized over their estimated useful lives. The Company evaluates the useful lives of its intangible assets each reporting period and reviews such assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable.

Index to Notes
Details of intangible assets were as follows:

		As of March 27, 2026			As of December 26, 2025
(Dollars in millions)	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	6 - 10	$207.2	$(140.0)	$67.2	$207.2	$(135.6)	$71.6
Recipes	20	73.2	(27.8)	45.4	73.2	(26.8)	46.4
Intellectual property/know-how	7 - 15	48.9	(28.3)	20.6	48.9	(27.2)	21.7
Tradename	4 - 6*	32.5	(23.5)	9.0	32.5	(23.4)	9.1
Standard operating procedures	20	8.6	(3.3)	5.3	8.6	(3.2)	5.4
Developed technology	5	4.6	(2.2)	2.4	4.6	(2.0)	2.6
Total		$375.0	$(225.1)	$149.9	$375.0	$(218.2)	$156.8
*The Company concluded that the asset life of UCT tradename of $9.0 million is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
The Company amortizes its intangible assets on a straight-line or accelerated basis over the estimated economic life of the assets. Amortization expense was approximately $6.9 million and $7.3 million for the three months ended March 27, 2026 and March 28, 2025, respectively. Amortization expense related to recipes, standard operating procedures, developed technology and certain intellectual property/know-how is included in cost of revenues, while the remaining amortization expense is included in general and administrative expense. As of March 27, 2026, future estimated amortization expense is expected to be as follows:

(In millions)	Amortization Expense
2026 (remaining in year)	$20.4
2027	26.9
2028	23.8
2029	16.2
2030	15.3
Thereafter	38.3
Total	$140.9
5. LONG-TERM DEBT
Long-term debt was as follows:

(In millions)	March 27, 2026	December 26, 2025
Term loan	$19.4	$481.4
Convertible Notes	600.0	—
Total debt	$619.4	$481.4
Current portion, net	—	(9.9)
Debt issuance costs	(17.5)	(4.5)
Total long-term debt, net of debt issuance costs	$601.9	$467.0
Term Loan and Revolving Credit Facilities
On February 26, 2026, the Company entered into the Ninth Amendment to the Credit Agreement, dated as of August 27, 2018 (as amended, the “Credit Agreement”), which temporarily increased the maximum permitted Consolidated Total Gross Leverage Ratio financial maintenance covenant (applicable only to the revolving credit facility) to 6.00 to 1.00 for the fiscal periods ending on or about March 31, 2026 and June 30, 2026, subject to the terms and conditions set forth in the amendment.
The term loan facility matures on February 25, 2028 and requires quarterly principal payments of 0.625% of the outstanding principal balance, with the remaining principal paid upon maturity. During the quarter ended March 27, 2026,

Index to Notes
the Company made a voluntary prepayment of $459.0 million on its term loan facility. In connection with the prepayment, the Company wrote off $3.0 million of unamortized debt issuance costs related to the prepaid portion of the term loan. The remaining unamortized debt issuance costs continue to be amortized over the remaining term of the facility. As of March 27, 2026, the outstanding balance under the Term Loan of $19.4 million, and the interest rate on the outstanding Term Loan was 6.4%.
The revolving credit facility has aggregate commitments of $150.0 million and a maturity date of August 27, 2027. The Company pays a quarterly commitment fee in arrears equal to 0.25% of the average daily available commitment outstanding. Outstanding letters of credit reduce the availability of the revolving credit facility and, as of March 27, 2026, the Company had $145.9 million, net of $4.1 million of outstanding letters of credit, available under this revolving credit facility. The letter of credit facility has an available commitment of $50.0 million and a maturity date of August 27, 2027. The Company pays a quarterly fee in arrears on the dollar equivalent of all outstanding letters of credit equal to the applicable margin for the revolving credit facility, and a fronting fee equal to 0.125% of the undrawn and unexpired amount of each letter of credit. As of March 27, 2026, the Company had $4.1 million of outstanding letters of credit and $45.9 million of available commitments remaining under the letter of credit facility.
As of March 27, 2026, total unamortized debt issuance costs related to the term loan and the revolving credit facility were $1.0 million.
The Credit Agreement requires the Company to maintain certain financial covenants including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio as of the last day of any fiscal quarter. The Company currently has no revolving loans outstanding under the Credit Agreement. As of March 27, 2026, the Company was in compliance with the financial covenants contained within the Credit Agreement.
In addition, the Company maintains credit agreements with financial institutions in Czechia and in Israel, which provide for revolving credit facilities of up to 7.0 million euros (approximately $8.1 million) and $5.0 million, respectively. As of March 27, 2026, there were no borrowings outstanding under these facilities.
As of March 27, 2026, the Company had $145.9 million, $6.4 million and $5.0 million available to draw from its credit facilities in the U.S., Czechia and Israel, respectively.
Convertible Notes and Related Capped Call Transactions
On March 3, 2026, the Company issued $600.0 million principal amount of 0.00% Convertible Senior Notes due 2031 (the “Convertible Notes”) in a private offering, which amount included the full exercise of the initial purchasers’ option to purchase an additional $75.0 million principal amount of the Convertible Notes. The Convertible Notes mature on March 15, 2031 and do not bear regular interest. The total net proceeds from the issuance of the Convertible Notes, after deducting initial purchasers’ discounts and commissions and estimated debt issuance costs, were approximately $583.3 million.
Each $1,000 principal amount of the Convertible Notes is initially convertible into 11.80 shares of the Company’s common stock (the “Conversion Option”), which is equivalent to an initial conversion price of approximately $84.75 per share of common stock, subject to adjustment upon the occurrence of specified events. The initial conversion price represents a premium of approximately 42.5% to the $59.47 per share closing price of the Company’s common stock on February 26, 2026. The Convertible Notes are convertible at the option of the holders prior to the close of business on the business day immediately preceding December 16, 2030, only under the following conditions: (1) during any fiscal quarter (and only during such fiscal quarter) commencing after the fiscal quarter ending on June 26, 2026, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter; (2) during the 5 consecutive business days immediately after any 10 consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of common stock and the conversion rate on such trading day; (3) if the Company calls any Notes for redemption; or (4) upon the occurrence of specified distributions or corporate events. On or after December 16, 2030, holders may convert the Convertible Notes at any time until the close of business on the 2nd scheduled trading day immediately prior to the maturity date regardless of the foregoing conditions. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in respect of the remainder, if any, of the conversion value in excess of the aggregate principal amount of the Convertible Notes being converted.
If the Company undergoes a fundamental change (as defined in the indenture governing the Convertible Notes), subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their Notes, at a price

Index to Notes
equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.
The Company has the right, at its election, to redeem all or any portion of the Convertible Notes on or after March 20, 2029 and on or before the 40th scheduled trading day immediately preceding the maturity date, at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, if the Convertible Notes are freely tradable and the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding the redemption notice date.
There have been no changes to the initial conversion price of the Convertible Notes since issuance. The closing market price of the Company's common stock of $58.87 per share as of March 27, 2026 was below $110.17 per share, which represents 130% of the initial conversion price of $84.75 per share. Additionally, the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day, March 27, 2026, did not exceed 130% of the initial conversion price. As such, during the three months ended on March 27, 2026, the conditions allowing holders of the Convertible Notes to convert were not met. The Convertible Notes are therefore not convertible during the three months ended on March 27, 2026.
The Convertible Notes are the Company’s senior unsecured obligations and rank equal in right of payment to any of the Company’s existing and future senior, unsecured indebtedness; senior to any of the Company’s existing and future indebtedness that is expressly subordinated to the Convertible Notes; effectively subordinated to any of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing that indebtedness; and structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and preferred equity, if any, of the Company’s subsidiaries.

The net carrying amount of the Convertible Notes as of March 27, 2026 was as follows (in millions):

(In millions)	March 27, 2026
Principal	$600.0
Unamortized issuance costs	(16.5)
Net carrying amount	$583.5

Interest expense related to the Convertible Notes for the three months ended March 27, 2026 was $0.2 million, consisting of amortization of debt issuance costs. The Convertible Notes do not bear contractual interest. The debt issuance costs are amortized into interest expense over the term of the Convertible Notes at an effective interest rate of 0.6%.
In connection with the issuance of the Convertible Notes, the Company entered into a privately negotiated capped call transactions (the “Capped Call”) with certain financial institutions. The Capped Call has an initial strike price of approximately $84.75, subject to certain adjustments, which corresponds to the initial conversion price of the Convertible Notes. The Capped Call has an initial cap price of $104.07 per share, subject to certain adjustments. The Capped Call is expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the Convertible Notes, with such offset subject to a cap based on the cap price. The Capped Call is subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offers, and announcement events. In addition, the Capped Call is subject to certain specified additional disruption events that may give rise to a termination of the Capped Call, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings, and hedging disruptions. The Capped Call meets the conditions under the related accounting guidance for equity classification and is recorded in Additional paid-in capital. The Capped Call will not be remeasured as long as it continues to meet the conditions for equity classification.
The fair value of the Company’s long-term debt, which consists of a term loan facility and the Convertible Notes, is based on Level 2 inputs and was determined using quoted prices for the notes and similar instruments in inactive markets as of the last trading day of the reporting period. The Company’s long-term debt has been classified as Level 2 in the fair value hierarchy. As of March 27, 2026, the carrying value of the term loan approximates its fair value, and the estimated fair value of the Convertible Notes was $616.5 million.

Index to Notes
6. INCOME TAXES
The Company recorded income tax provision of $19.2 million and $7.4 million for the three months ended March 27, 2026 and March 28, 2025, respectively. The Company’s effective tax rate was 457.1% and 151.0% for the three months ended March 27, 2026 and March 28, 2025, respectively.
The change in respective tax rates reflects, primarily, the impact of a planned distribution of earnings from one of the Company’s foreign subsidiaries in the current year, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full valuation allowances on deferred tax assets. Company management continuously evaluates the need for a valuation allowance and, as of March 27, 2026, concluded that a valuation allowance on its U.S. federal, state and certain foreign deferred tax assets was still appropriate.
The provision for income taxes for the three months ended March 27, 2026 includes the impact of a change in the Company’s assertion regarding the permanent reinvestment of undistributed earnings of one of its China subsidiaries. The Company no longer considers the China subsidiary’s undistributed earnings generated prior to fiscal year 2022 permanently reinvested. As a result of this change in assertion, the Company recorded a discrete income tax expense of $14.8 million in the quarter ended March 27, 2026.
As of March 27, 2026 and December 26, 2025, the Company’s gross liability for unrecognized tax benefits, excluding interest, was $5.8 million and $5.6 million, respectively. Increases or decreases to interest and penalties on uncertain tax positions are included in the income tax provision in the Condensed Consolidated Statements of Operations. Although it is possible that some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.
The Organization for Economic Cooperation and Development (“OECD”) reached agreement among certain member countries to implement a global minimum tax framework, commonly referred to as Pillar Two, which established a minimum 15 percent income tax rate. Pillar Two did not have a significant impact on the Company's financial statements for fiscal year 2025. This legislation is effective for us in additional jurisdictions beginning in fiscal 2026, most notably in Singapore and Malaysia where we currently enjoy a low tax rate under certain tax incentives. The Company has accounted for the impacts of Pillar Two in its provision for income taxes for the three months ended March 27, 2026.
In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the U.S. The OBBBA included numerous provisions that affect corporate taxation, including changes to bonus depreciation, the expensing of domestic research costs, and modifications to certain U.S. international tax rules. Certain of the U.S. international provisions of OBBBA became effective in our fiscal 2026 year. The Company has analyzed the impacts of the OBBBA and reflected them in the current period. These impacts did not have a material effect on the provision for income taxes for the three months ended March 27, 2026.
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
As of March 27, 2026, the benefit obligation of the plans was $15.0 million and the fair value of the benefit plan assets was $12.9 million which are invested in several fixed deposit accounts with financial institutions. As of March 27, 2026, the underfunded balance of the plans of $2.1 million has been recorded by the Company and is included in other liabilities.
Amounts recognized in accumulated other comprehensive income (loss) and contributions made for the three months ended March 27, 2026 and March 28, 2025 were not material.
As of March 27, 2026, the Company’s future estimated payment obligations for the respective fiscal years are as follows:

Index to Notes

(In millions)
2026	$1.6
2027	1.9
2028	2.8
2029	1.4
2030	1.4
Thereafter	12.2
Total	$21.3
Employee Savings and Retirement Plan
The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all U.S. employees who meet certain eligibility requirements. Participants can elect to contribute to the 401(k) Plan, on a pre-tax basis, up to 25% of their salary to a maximum of the IRS limit. The Company matches 50.0% of each employee's contribution, up to a maximum of 6% of the employee’s eligible earnings. The Company made discretionary employer contributions of $0.9 million and $1.0 million to the 401(k) Plan for the three months ended March 27, 2026 and March 28, 2025, respectively.
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
On October 23, 2025, the Board of Directors approved a renewal of the share repurchase program, authorizing the Company to repurchase up to $150.0 million of its common stock over a three-year period. No shares have been repurchased under the renewed program.
During the three months ended March 27, 2026, the Company repurchased 0.7 million shares for $40.3 million through a privately negotiated transaction with one of the initial purchasers of the Company’s convertible notes. These shares are held as treasury stock. The Company accounts for treasury stock using the cost method.
The Company may reissue treasury shares to satisfy obligations under its stock-based compensation programs.
Non-controlling Interests
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
The following table shows the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended
(In millions)	March 27, 2026	March 28, 2025
Cost of revenues (1)	$0.8	$0.4
Research and development	0.1	0.1
Sales and marketing	0.4	0.5
General and administrative	1.9	1.9
Total stock-based compensation	$3.2	$2.9
(1)Stock-based compensation expense capitalized in inventory for the three months ended March 27, 2026 and March 28, 2025 were immaterial.
Restricted Stock Units, Performance Stock Units and Restricted Stock Awards
The following table summarizes the Company’s combined RSU, PSU and RSA activity for the three months ended March 27, 2026:

(In millions)	Number of Shares	Aggregate Intrinsic Value
Outstanding at December 26, 2025	1.6	$42.3
Granted	0.0
Vested	0.0
Forfeited	(0.2)
Outstanding at March 27, 2026	1.4	83.9
Expected to vest at March 27, 2026	1.4	$83.9
No RSUs, PSUs, or RSAs were granted during the three months ended March 27, 2026.
As of March 27, 2026, approximately $23.4 million of unrecognized stock-based compensation cost related to employee and director awards remains to be amortized on a straight-line basis over a weighted average period of 1.7 years, and will be adjusted for subsequent changes in future grants.
Under the current PSU program, the number of PSUs earned and eligible to vest at the end of the performance period is determined based on the achievement of specified performance objectives. Performance is measured over a three-year performance period and is evaluated on an annual basis.
The number of PSUs earned is calculated by applying performance results to the participant’s target award. Performance is based on (i) the Company's average annual revenue goal attainment percentage, (ii) a relative total shareholder return (“TSR”) modifier percentage, and (iii) an average annual operating margin modifier percentage. The relative TSR modifier is based on the Company’s stock price performance compared to a designated peer group, and the operating margin modifier reflects the average annual difference between non-GAAP operating margin achieved and the applicable operating plan.

Index to Notes
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
The Company recorded $0.2 million of expense related to ESPP for each of the three months ended March 27, 2026 and March 28, 2025. No shares were issued under the ESPP during either of these periods.
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
The Company’s products are manufactured and services are provided at the Company’s locations throughout the Americas, Asia Pacific and Europe and the Middle East (“EMEA”). Sales to customers are initiated through a purchase order and are governed by our standard terms and conditions, written agreements, or both. Revenue is recognized when performance obligations under the terms of an agreement with a customer are satisfied; generally, this occurs with the transfer of control of the products or when the Company provides the services. Under the Company’s contracts with customers, the Company does not have an enforceable right to payment that includes a reasonable profit throughout the contract term for products it manufactures that have no alternative use. Consignment sales are recognized in revenue at the earlier of the period that the goods are consumed or after a period of time subsequent to receipt by the customer as specified by terms of the agreement, provided control of the promised goods or services has transferred.
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value-added, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Certain of our customers may receive cash-based incentives, such as rebates or credits, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. Accruals for unpaid customer rebates of $2.2 million and $1.9 million as of March 27, 2026 and December 26, 2025, were netted against accounts receivable. The Company’s disaggregated revenues are apportioned by segments within the Company’s Condensed Consolidated Statement of Operations. Certain services performed by the Company related to products sold to customers are included in Products revenue in the Condensed Consolidated Statement of Operations. These services are not material for any of the periods presented.
The Company’s principal markets include Americas, Asia Pacific and EMEA. The Company’s foreign operations are conducted primarily through its subsidiaries in China, Czechia, Israel, Malaysia, Singapore, South Korea, Taiwan, and the

Index to Notes
United Kingdom. Revenues by geographic area are categorized based on the customer’s location to which the products were shipped or services were performed. The following table sets forth revenue by geographic area (in millions):

	Three Months Ended
	March 27, 2026	March 28, 2025
Singapore	$203.2	$203.6
United States	129.4	119.8
China	24.8	33.3
Austria	57.2	46.1
South Korea	28.2	29.7
Malaysia	24.8	24.5
Taiwan	16.6	13.3
Others	49.5	48.3
Total	$533.7	$518.6
The Company’s most significant customers (having individually accounted for 10% or more of revenues) are from Products segment and their related revenues as a percentage of total revenues were as follows:

	Three Months Ended
	March 27, 2026	March 28, 2025
Lam Research Corporation	36.7%	36.1%
Applied Materials, Inc.	21.8	22.8
Total	58.5%	58.9%
Three customers’ gross accounts receivable balances, Lam Research Corporation, Applied Materials, Inc., and ASM International, were individually greater than 10% of gross accounts receivable as of March 27, 2026, in the aggregate approximately 39.0% of the Company’s total gross accounts receivable.
As of December 26, 2025, gross accounts receivable from Lam Research Corporation exceeded 10% of the Company's total gross accounts receivable, representing approximately 17.1% of the total.
12. LEASES
The Company leases land, offices, facilities and equipment in locations throughout the United States, Asia Pacific and EMEA.
13. NET LOSS PER SHARE
Basic net loss per share is computed by dividing net loss by the weighted-average number of outstanding shares of common stock during the period. Diluted net loss per share is computed using the treasury stock method for stock-based awards, and the if-converted method for convertible notes. Under the treasury stock method, the denominator is adjusted to include, when dilutive, incremental shares issuable upon the assumed exercise of stock options, ESPP shares to be issued, and vesting of service-based and performance-based restricted stock units. Under the if-converted method, the numerator is adjusted to add back interest expense on the convertible notes, net of tax, and the denominator is adjusted to include

Index to Notes
incremental shares issuable upon conversion of the convertible notes, when the effect of applying this method is dilutive. The Company has a single class of common stock. The computation of basic and diluted net loss per share is as follows:

	Three Months Ended
(In millions, except share amounts)	March 27, 2026	March 28, 2025
Numerator:
Net loss attributable to UCT	$(17.9)	$(5.0)
Denominator:
Shares used in computation — basic:
Basic weighted average common shares outstanding	45.3	45.1
Shares used in computation — diluted:
Weighted average common shares outstanding	45.3	45.1
Effect of potential dilutive securities:
Convertible notes	—	—
Employee stock plans	—	—
Diluted weighted average common shares outstanding	45.3	45.1
Net loss per share attributable to UCT:
Basic	$(0.40)	$(0.11)
Diluted	$(0.40)	$(0.11)
Potential common shares from employee stock plans totaling 1.5 million and 0.3 million for the three months ended March 27, 2026 and March 28, 2025, respectively, as well as approximately 7.1 million shares issuable upon conversion of the Company’s convertible notes, were excluded from the computation of diluted loss per share because their effect would have been antidilutive due to the net loss incurred in those periods.
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

Index to Notes
Segment Data

	Three Months Ended
(In millions)	March 27, 2026	March 28, 2025
Revenues:
Products	$465.7	$457.0
Services	68.0	61.6
Total segment revenues	$533.7	$518.6

Cost of revenues:
Products	$400.7	$390.3
Services	48.6	44.3
Total segment cost of revenues	$449.3	$434.6

Operating expenses:
Products
Research and development	$6.1	$5.2
Sales and marketing	12.2	12.0
General and administrative	39.7	39.4
Total Products operating expenses	$58.0	$56.6
Services
Research and development	$2.4	$2.4
Sales and marketing	3.3	2.9
General and administrative	9.3	9.2
Total Services operating expenses	$15.0	$14.5
Total segment operating expenses	$73.0	$71.1

Segment operating profit:
Products	$7.0	$10.1
Services	4.4	2.8
Total segment operating profit	$11.4	$12.9

Reconciliation of segment operating profit:
Total segment operating profit	$11.4	$12.9
Interest income	1.4	1.1
Interest expense	(7.3)	(9.9)
Other income (expense), net	(1.3)	0.8
Income before provision for income taxes	$4.2	$4.9

Expenditures for segment property, plant and equipment
Products	$6.8	$9.3
Services	2.8	3.2
Total expenditures for segment assets	$9.6	$12.5

Depreciation and amortization
Products	$12.8	$12.7
Services	6.4	6.4

Index to Notes

Total depreciation and amortization	$19.2	$19.1

(In millions)	March 27, 2026	December 26, 2025
Assets
Products	$1,561.2	$1,446.0
Services	294.0	283.0
Total segment assets	$1,855.2	$1,729.0
Long-lived assets comprised of operating lease right-of-use assets and property, plant and equipment, net, are reported based on the location of the asset. The carrying amount of long-lived assets in United States, Malaysia, Israel, South Korea and other foreign countries were $167.1 million, $82.3 million, $67.6 million, $47.2 million and $113.6 million, respectively as of March 27, 2026, and $172.6 million, $81.0 million, $69.6 million, $50.0 million and $108.4 million, respectively as of December 26, 2025.
15. SUBSEQUENT EVENTS
On April 23, 2026, the Company entered into the Tenth Amendment (the “Tenth Amendment”) to its Credit Agreement. The Tenth Amendment, among other things, increased the aggregate revolving credit commitment from $150.0 million to $250.0 million, extended the maturity date to April 23, 2031, reduced the applicable interest rate margin, and modified certain financial covenants and other provisions to provide additional flexibility. All other material terms of the Credit Agreement, including the term loan facility, remained unchanged. In addition, the Company prepaid the remaining $19.4 million outstanding under its term loan facility.

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
In March 2026, the Company completed a significant financing transaction, issuing $600.0 million of convertible notes and using a portion of the proceeds to repay its term loan and enter into capped call transactions. Separately, the Company repurchased 0.7 million shares for $40.3 million through privately negotiated transactions at market price. See Note 5 - Long-Term Debt, of our Condensed Consolidated Financial Statements, for additional information.
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
There have been no significant changes to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K subsequent to December 26, 2025. For further information on our critical and other significant accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 26, 2025, as filed with the SEC.
Results of Operations
Fiscal Year
Our fiscal year consists of a 52- or 53-week period. Fiscal year 2026 is a 53-week period ending January 1, 2027, and fiscal year 2025 was a 52-week period ended December 26, 2025. The fiscal quarters ended March 27, 2026 and March 28, 2025 were both 13-week periods.
Discussion of Results of Operations for the Three months ended March 27, 2026 compared to the Three months ended March 28, 2025
Revenues

	Three Months Ended
Revenues by Segment (Dollars in millions)	March 27, 2026	March 28, 2025	Percent Change
Products	$465.7	$457.0	1.9%
Services	68.0	61.6	10.4%
Total revenues	$533.7	$518.6	2.9%
Products as a percentage of total revenues	87.3%	88.1%
Services as a percentage of total revenues	12.7%	11.9%
For the three-month period ended March 27, 2026, Products revenues increased compared to the same period in the prior year. The increase in Products revenues was primarily due to an increase in customer demand, along with an overall market improvement in the semiconductor industry.
Services revenues increased for the three-month period ended March 27, 2026 compared to the same period in the prior year primarily due to an increase in demand across its customer base.

	Three Months Ended
Revenues by Geography (Dollars in millions)	March 27, 2026	March 28, 2025	Percent Change
United States	$129.4	$119.8	8.0%
International	404.3	398.8	1.4%
Total revenues	$533.7	$518.6	2.9%
United States as a percentage of total revenues	24.2%	23.1%
International as a percentage of total revenues	75.8%	76.9%
Revenues by geographic area are categorized based on the customer’s location to which the products were shipped or services were performed.
For the three months ended March 27, 2026, U.S. and international revenues increased compared to the same period in the prior year, primarily reflecting improved conditions in the semiconductor capital equipment market, which drove higher customer demand across multiple regions.

Cost of Revenues

	Three Months Ended
Cost of revenues by Segment (Dollars in millions)	March 27, 2026	March 28, 2025	Percent Change
Products	$400.7	$390.3	2.7%
Services	48.6	44.3	9.7%
Total Cost of revenues	$449.3	$434.6	3.4%
Products cost as a percentage of total Products revenues	86.0%	85.4%
Services cost as a percentage of total Services revenues	71.5%	71.9%
Cost of Products revenues consists of purchased materials, direct labor and manufacturing overhead. For the three-month period ended March 27, 2026, Cost of Products revenues increased by $10.4 million compared to the same period in the prior year. The increase was primarily driven by higher labor and manufacturing overhead costs of $9.4 million and $2.2 million, respectively, associated with increased production activity, partially offset by a decrease in material costs of $1.2 million.
Services Cost of revenues consists of direct labor, overhead, and materials such as chemicals, gases and consumables. For the three-month period ended March 27, 2026, Services Cost of revenues increased by $4.3 million compared to the same period in the prior year. The increase was primarily driven by a higher service volumes, which resulted in increased labor, overhead, and material costs of $2.4 million, $1.3 million and $0.6 million, respectively.
Gross Margin

	Three Months Ended
Gross Profit by Segment (Dollars in millions)	March 27, 2026	March 28, 2025	Percent Change
Products	$65.0	$66.7	(2.5)%
Services	19.4	17.3	12.1%
Gross profit	$84.4	$84.0	0.5%
Gross Margin by Segment
Products	14.0%	14.6%
Services	28.5%	28.1%
Total Company	15.8%	16.2%
Gross profit and gross margins fluctuate with revenue levels, product mix, material costs, and labor costs.
Products gross profit and margin decreased for the three-month period ended March 27, 2026 compared to the same period in the prior year due to an unfavorable product mix and a shift in sales volumes across different geographic regions.
Services gross profit and gross margin increased for the three-month period ended March 27, 2026 compared to the same period in the prior year, primarily due to higher revenue levels and improved absorption of fixed costs.

Operating Margin

	Three Months Ended
Operating Profit by Segment (Dollars in millions)	March 27, 2026	March 28, 2025	Percent Change
Products	$7.0	$10.1	(30.7)%
Services	4.4	2.8	57.1%
Operating profit	$11.4	$12.9	(11.6)%
Operating Margin by Segment
Products	1.5%	2.2%
Services	6.5%	4.5%
Total Company	2.1%	2.5%

Products operating income and operating margin decreased for the three-month period ended March 27, 2026 compared to the same period in the prior year, primarily reflecting lower gross profit. Although product revenue increased modestly, cost of revenues increased at a higher rate, resulting in a decline in gross margin, primarily due to an unfavorable product mix and a shift in sales volumes across different geographic regions. Increases in operating expenses were not a significant driver but contributed to the overall decrease.
Services operating income and operating margin increased for the three-month period ended March 27, 2026 compared to the same period in the prior year, primarily reflecting higher gross profit driven by increased revenue and improved fixed cost absorption while changes in operating expenses were not material.
Research and Development

	Three Months Ended
(Dollars in millions)	March 27, 2026	March 28, 2025	Percent Change
Research and development	$8.5	$7.6	11.8%
Research and development as a percentage of total revenues	1.6%	1.5%
Research and development expenses consist primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, the advancement of cleaning and coating and analytical processes, and other product-development activities.
Research and development expenses increased for the three-month period ended March 27, 2026 compared to the same period in the prior year, primarily due to higher employee-related costs driven by increased headcount and, to a lesser extent, annual merit increases.
Sales and Marketing

	Three Months Ended
(Dollars in millions)	March 27, 2026	March 28, 2025	Percent Change
Sales and marketing	$15.5	$14.9	4.0%
Sales and marketing as a percentage of total revenues	2.9%	2.9%
Sales and marketing expenses consist primarily of salaries and commissions paid to our sales employees, salaries paid to our engineers who partner with sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products.
Sales and marketing expenses increased for the three-month period ended March 27, 2026 compared to the same period in the prior year, primarily due to increases across various expense categories, none of which were individually significant.
General and Administrative

	Three Months Ended
(Dollars in millions)	March 27, 2026	March 28, 2025	Percent Change
General and administrative	$49.0	$48.6	0.8%
General and administrative as a percentage of total revenues	9.2%	9.4%
General and administrative expenses primarily consist of personnel expenses for executive, finance, legal, and human resources employees, professional fees for external accounting, legal and consulting services, and other corporate overhead costs, including compliance and reporting costs associated with operating as a public company.
General and administrative expenses were relatively consistent for the three-month period ended March 27, 2026 compared to the same period in the prior year.

Interest and Other Expense, net

	Three Months Ended
(Dollars in millions)	March 27, 2026	March 28, 2025	Percent Change
Interest income	$1.4	$1.1	27.3%
Interest expense	$(7.3)	$(9.9)	(26.3)%
Other income (expense), net	$(1.3)	$0.8	(262.5)%
Interest income increased for the three-month period ended March 27, 2026 compared to the same period in the prior year, primarily due to higher interest-earning balances.
Interest expense decreased for the three-month period ended March 27, 2026 compared to the same period in the prior year, primarily due to lower interest rates and a reduced principal balance.
Other income (expense), net decreased for the three-month period ended March 27, 2026 compared to the same period in the prior year. The prior year period primarily reflected foreign exchange gains, while the current period reflects a loss on extinguishment of debt, partially offset by favorable foreign exchange transaction and remeasurement gains and higher other miscellaneous income.
Provision for Income Taxes

	Three Months Ended
(Dollars in millions)	March 27, 2026	March 28, 2025	Percent Change
Provision for income taxes	$19.2	$7.4	159.5%
Effective tax rate	457.1%	151.0%
The increase in the provision for income taxes for the three-month period ended March 27, 2026 compared to the same period in the prior year is primarily attributable to the impact of a planned distribution of earnings from one of the Company’s foreign subsidiaries in the current year, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates, and the impact of losses in jurisdictions with full valuation allowances on deferred tax assets.
The Company recorded a discrete tax expense of $14.8 million in the quarter ended March 27, 2026 due to the Company's determination that certain earnings of one of our subsidiaries in China can no longer be permanently reinvested.
Company management continuously evaluates the need for a valuation allowance on its deferred tax assets and, as of March 27, 2026, concluded that a full valuation allowance on its U.S. federal, state and certain of its foreign deferred tax assets remained appropriate.
Liquidity and Capital Resources
Cash and cash Equivalents
The following table summarizes our cash and cash equivalents:

(In millions)	March 27, 2026	December 26, 2025	Increase
Total cash and cash equivalents	$323.5	$311.8	$11.7
The following table summarizes the Condensed Consolidated Statements of Cash Flow information:

	Three Months Ended
(In millions)	March 27, 2026	March 28, 2025
Operating activities	$(33.3)	$28.2
Investing activities	(9.5)	(12.4)
Financing activities	57.6	(12.2)
Effects of exchange rate changes on cash and cash equivalents	(3.1)	0.1
Net increase in cash and cash equivalents	$11.7	$3.7

Our primary cash inflows and outflows were as follows:
•For the three-month period ended March 27, 2026, cash used in operating activities was $33.3 million, compared to cash provided by operating activities of $28.2 million for the same period in the prior year. The $61.5 million decrease in net cash provided by operating activities was primarily driven by an unfavorable change in net working capital of $68.6 million and a higher net loss of $12.5 million, partially offset by a $19.6 million increase in non-cash items included in net loss.
•The major contributors to net changes in operating assets and liabilities for the three-month period ended March 27, 2026 were as follows:
◦Accounts receivable increased by $24.0 million, primarily due to the timing of shipments and collections, inventories increased by $91.0 million due to higher production levels, and prepaid and other current assets increased by $7.3 million, primarily due to higher prepaid expenses and deposits.
◦Accounts payable increased by $68.0 million, while accrued compensation and related benefits decreased by $4.0 million and income taxes payable decreased by $2.8 million, primarily reflecting increased production activities and the timing of payments.
•Net cash used in investing activities during the three-month period ended March 27, 2026 and March 28, 2025 consisted primarily of $9.6 million and $12.4 million purchases of property, plant and equipment, respectively.
•Net cash provided by financing activities was $57.6 million for the three-month period ended March 27, 2026, compared to cash used in financing activities of $12.2 million for the same period in the prior year. The increase was primarily driven by $600.0 million of proceeds from the issuance of convertible notes. This was partially offset by principal payments on bank borrowings of $462.0 million, repurchases of common stock of $40.0 million, payments for capped call transactions of $25.1 million, and payments of debt issuance costs of $15.3 million. In the prior year, financing activities primarily reflected lower levels of debt repayments and minimal issuance costs, with no comparable convertible note issuance or share repurchase activity.
We believe we have sufficient capital to fund our working capital needs, satisfy our debt obligations, maintain our existing capital equipment, purchase new capital equipment and make strategic acquisitions from time to time. As of March 27, 2026, we had cash and cash equivalents of $323.5 million compared to $311.8 million as of December 26, 2025. Our cash and cash equivalents, cash generated from operations, and amounts available under our revolving line of credit described below were our principal sources of liquidity as of March 27, 2026.
The Company has entered into a factoring agreement with a financial institution to sell certain accounts receivable on a non-recourse basis. Under this arrangement, the Company sells certain trade receivables and accounts for the transactions as sales of receivables. The financial institution assumes the risk of collection, without recourse to the Company in the event of loss. The Company continues to perform certain collection and administrative functions for the receivables sold. The receivables are derecognized from the condensed consolidated balance sheet upon receipt of cash proceeds. The Company utilizes this arrangement as part of its working capital management.

During the three months ended March 27, 2026, the Company sold accounts receivable totaling $19.0 million under this arrangement.
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
As of March 27, 2026, we have cash of approximately $231.1 million in our foreign subsidiaries. It is not practicable to determine the tax liability that might be incurred if the undistributed earnings of these foreign subsidiaries were to be distributed. It is the Company’s practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations, except for certain of its subsidiaries based in Singapore and China. There is no expected Singapore or U.S. tax liability on a distribution of the Singapore earnings. However, the Company has accrued taxes on a portion of the undistributed earnings of the China subsidiary in its financial statements as of March 27, 2026.
Borrowing Arrangements
The following table summarizes our borrowings:

	March 27, 2026
(Dollars in millions)	Amount	Weighted- Average Interest Rate
U.S. Term Loan	$19.4	6.4%
Convertible Notes	600.0	0.0%
Debt issuance costs	(17.5)
	$601.9
The Company’s total debt increased to $601.9 million as of March 27, 2026, primarily due to the issuance of $600.0 million aggregate principal amount of 0.00% Convertible Notes due 2031 during the quarter, partially offset by the repayment of $462.0 million of the Company’s term loan facility.
At March 27, 2026, the Company had $19.4 million outstanding under the Term Loan, with an interest rate of 6.4%. The term loan facility matures on February 25, 2028. As of March 27, 2026, total unamortized debt issuance costs related to the Term Loan and the revolving credit facility were $1.0 million.
On April 23, 2026, the Company entered into the Tenth Amendment to its Credit Agreement, which increased the aggregate revolving credit commitment from $150.0 million to $250.0 million and extended the maturity date to April 23, 2031. As of March 27, 2026, there were no borrowings outstanding under the revolving credit facility, and available borrowing capacity was $145.9 million, net of $4.1 million of outstanding letters of credit. The Company was in compliance with all financial covenants under the Amended Credit Agreement as of March 27, 2026.
The Company also maintains credit facilities in Czechia and Israel, which provide for revolving credit capacity of up to 7.0 million euros (approximately $8.1 million) and $5.0 million, respectively. As of March 27, 2026, there were no borrowings outstanding under these facilities, and the full amounts remained available.
As of March 27, 2026, the Company had $145.9 million, $6.4 million and $5.0 million available to draw from its credit facilities in the U.S., Czechia, and Israel, respectively.
See Note 5 - Long-Term Debt, of our Condensed Consolidated Financial Statements, included in Part 1 of this Form-10Q for additional information.
Capital Expenditures
Capital expenditures were $9.6 million during the three months ended March 27, 2026 and were primarily attributable to the capital invested in our manufacturing and service facilities worldwide. Our anticipated capital expenditures for the remainder of 2026 are expected to be financed primarily from our cash flow generated from operations and cash on hand.
Contractual Obligations
The Company had commitments to various third parties to purchase inventories totaling approximately $721.3 million as of March 27, 2026.
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification against certain liabilities to our customers, which may include claims of losses by their own customers resulting out of property damages, bodily injuries or deaths, or infringement of intellectual property rights by our products. Our potential liability arising out of intellectual property infringement claims by any third party is generally uncapped. As of March 27, 2026, we have not incurred any significant costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 27, 2026, the Company made a voluntary prepayment of $459.0 million on its term loan facility, which significantly reduced its variable-rate debt and corresponding exposure to interest rate risk. As a result, a hypothetical 100 basis point increase in borrowing rates would not have a material impact on the Company’s results of operations. Refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 26, 2025, for a more complete discussion of the market risks we encounter.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 27, 2026, pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 27, 2026, to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 27, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 26, 2025.
We have significant existing indebtedness, which may limit our ability to expand or pursue our business strategy; and if we are unable to meet our debt obligations as they come due, including our obligations to repurchase or settle conversions of the 2031 Convertible Notes, our financial position could be materially and adversely affected.
As of March 27, 2026, we had approximately $19.4 million principal amount of indebtedness for borrowed money outstanding under our credit agreement, gross of unamortized debt costs of $1.0 million, and $600.0 million aggregate principal amount of indebtedness outstanding under our convertible notes issued in March 2026 (the “2031 Convertible Notes”).
Our indebtedness could have significant adverse consequences, including: requiring us to dedicate a substantial portion of our cash flows from operations to debt service payments, reducing the cash available for working capital, capital expenditures, acquisitions, and other general corporate purposes; increasing our vulnerability to adverse economic and industry conditions; limiting our flexibility to plan for, or react to, changes in our business; and impairing our ability to obtain additional financing on favorable terms, if at all.
Our credit agreement also contains covenants that restrict our ability to take certain actions, including incurring additional debt, providing guarantees, creating liens, making certain investments, engaging in transactions with affiliates, and engaging in certain mergers and acquisitions. We are also required to comply with certain financial covenants. Failure to comply with these covenants could result in the acceleration of our outstanding indebtedness, which could materially and adversely affect our financial condition.
In addition, holders of the 2031 Convertible Notes may require us to repurchase their notes for cash upon the occurrence of certain fundamental changes. In addition, all conversions of the 2031 Convertible Notes will be settled partially or entirely in cash. We may not have sufficient cash available, or be able to obtain financing, at the time we are required to repurchase the notes or settle any conversions. Our failure to repurchase notes or pay cash amounts due upon conversion when required will constitute a default under the indenture governing the 2031 Convertible Notes. We may not have sufficient funds to satisfy all amounts due under our existing credit agreement and the 2031 Convertible Notes simultaneously.
A default under the indenture governing our 2031 Convertible Notes would result in a default under our credit agreement, and a default under our credit agreement would result in a default under the indenture governing our 2031 Convertible Notes, which may result in that indebtedness becoming immediately payable in full.
The capped call transactions may affect the value of our common stock.
In connection with the pricing of the 2031 Convertible Notes, we entered into privately negotiated capped call transactions with certain financial institutions (the “Option Counterparties”). The capped call transactions are expected generally to reduce potential dilution to our common stock upon any conversion of the 2031 Convertible Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted notes, subject to a cap.
In connection with establishing their initial hedges of the capped call transactions, the option counterparties were expected to enter into various derivative transactions with respect to our common stock and/or purchase shares of our common stock concurrently with or shortly after the pricing of the 2031 Convertible Notes. This activity could have increased, or reduced the size of any decrease in, the market price of our common stock at that time.
In addition, the Option Counterparties may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions following the pricing of the 2031 Convertible Notes and prior to their maturity, and are likely to do so during the relevant valuation period under the capped call transactions and following any early conversion or repurchase of notes by us. This activity could cause or avoid an increase or a decrease in the market price of our common stock.

In addition, if any such capped call transactions fail to become effective, the option counterparties or their respective affiliates may unwind their hedge positions with respect to our common stock, which could adversely affect the value of our common stock.
The conditional conversion feature of our 2031 Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
Before December 16, 2030, holders of the 2031 Convertible Notes will have the right to convert their notes only upon the occurrence of certain specified conditions. Many of these conditions are beyond our control. If one or more of these conditions is satisfied and holders elect to convert their notes, we will be required to settle conversions partially or entirely in cash. We may not have sufficient liquidity to satisfy any such conversion obligation at the time it arises, which could have a material adverse effect on our financial condition.
In addition, if any of the conditions to the convertibility of the 2031 Convertible Notes is satisfied, we may be required under applicable accounting standards to reclassify the liability carrying value of the notes as a current, rather than long-term, liability on our consolidated balance sheet. This reclassification could be required even if no holders ultimately convert their notes and could materially reduce our reported working capital, which may adversely affect how investors, analysts, and lenders evaluate our financial condition and liquidity.
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
The following table sets forth information related to repurchases of our equity securities during the three months ended March 27, 2026:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
January 2026	—	—	—	150.0
February 2026	—	—	—	150.0
March 2026	672,608 [*]	$59.47	—	150.0
[*] All of the 672,608 shares repurchased during the period were purchased outside of the Company’s publicly announced share repurchase program in a privately negotiated transaction with one of the initial purchasers of the Company’s convertible notes. The purchase price per share was $59.47, for an aggregate purchase price of approximately $40.0 million, plus $0.3 million excise tax. These shares are held as treasury stock.
ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures
Not Applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits
(a)Exhibits
The following exhibits are filed with this quarterly Report on Form 10-Q for the quarter ended March 27, 2026:

Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of the Interim Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

10.1
Ninth Amendment, dated as of February 26, 2026, by and among Ultra Clean Holdings, Inc., the subsidiaries of Ultra Clean Holdings, Inc. party thereto, Barclays Bank PLC, as administrative agent and the lenders party thereto.
X

10.2	Form of Confirmation for Capped Call Transactions.	8-K	10.1	March 3, 2026

4.1	Indenture, dated as of March 3, 2026, between Ultra Clean Holdings, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	4.1	March 3, 2026

4.2	Form of certificate representing the 0.00% Convertible Senior Notes due 2031 (included as Exhibit A to Exhibit 4.1).	8-K	4.2	March 3, 2026

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA CLEAN HOLDINGS, INC.
(Registrant)
Date: April 29, 2026

	By:	/S/ JAMES XIAO
	Name:	James Xiao
	Title:	Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

Date: April 29, 2026

	By:	/S/ SHERI SAVAGE
	Name:	Sheri Savage
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)