Form 10-Q/A
period 2026-03-27
Ultra Clean Holdings, Inc.
filed 2026-05-01
CIK 1275014

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

EXPLANATORY NOTE
Ultra Clean Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2026, which was originally filed with the Securities and Exchange Commission (the “SEC”) on April 29, 2026 (the “Original Filing”). This Amendment is being filed to revise Part II “Item 5. Other Information” by adding Rule 10b5-1 trading arrangements entered into by Sheri Savage, the Company's Chief Financial Officer, and Brian Harding, the Company’s Chief Accounting Officer, during the quarter ended March 27, 2026, which was inadvertently omitted from the disclosure included in the Original Filing.
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
ITEM 5. Other Information
Insider Trading Arrangements
On March 5, 2026, Sheri Savage, the Company's Chief Financial Officer, and Brian Harding, the Company’s Chief Accounting Officer, each entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Ms. Savage's plan provides for the sale from time to time of up to 74,392 shares of the Company's common stock, subject to certain minimum price thresholds. Mr. Savage's trading plan is scheduled to terminate on May 31, 2027, subject to early termination. Mr. Harding's plan provides for the sale from time to time of up to 38,207 shares of the Company’s common stock, subject to certain minimum price thresholds. Mr. Harding's trading plan is scheduled to terminate on June 4, 2027, subject to early termination.

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
Date: May 1, 2026

	By:	/S/ JAMES XIAO
	Name:	James Xiao
	Title:	Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

Date: May 1, 2026

	By:	/S/ SHERI SAVAGE
	Name:	Sheri Savage
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)