Form 10-Q
period 2026-06-26
Ultra Clean Holdings, Inc.
filed 2026-08-04
CIK 1275014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the issuer’s common stock as of July 29, 2026: 45,277,029

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 26, 2026	December 26, 2025
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$255.9	$311.8
Accounts receivable, net of allowance for credit losses of $1.0 and $0.9 at June 26, 2026 and December 26, 2025, respectively	208.0	208.8
Inventories	629.9	390.9
Prepaid expenses and other current assets	66.7	48.2
Total current assets	1,160.5	959.7
Property, plant and equipment, net	323.7	324.6
Goodwill	114.2	114.2
Intangible assets, net	143.2	156.8
Deferred tax assets, net	4.4	3.5
Operating lease right-of-use assets	158.1	157.2
Other non-current assets	14.0	13.0
Total assets	$1,918.1	$1,729.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$9.9
Accounts payable	300.6	194.9
Accrued compensation and related benefits	62.4	51.1
Operating lease liabilities	21.5	20.2
Other current liabilities	40.2	24.6
Total current liabilities	424.7	300.7
Long-term debt	599.4	467.0
Deferred tax liabilities	14.1	13.8
Operating lease liabilities	155.0	156.6
Other liabilities	7.8	6.8
Total liabilities	1,201.0	944.9
Commitments and contingencies (See Note 8)
Equity:
UCT stockholders’ equity:
Preferred stock — $0.001 par value, 10.0 shares authorized; none outstanding	—	—
Common stock — $0.001 par value, 90.0 shares authorized; 48.2 and 47.2 shares issued, and 45.3 and 45.5 shares outstanding at June 26, 2026 and December 26, 2025, respectively	0.1	0.1
Additional paid-in capital	560.8	578.7
Common shares held in treasury, at cost, 2.9 and 1.7 shares at June 26, 2026 and December 26, 2025, respectively	(88.7)	(48.4)
Retained earnings	180.0	189.2
Accumulated other comprehensive loss	(12.4)	(8.6)
Total UCT stockholders’ equity	639.8	711.0
Noncontrolling interests	77.3	73.1
Total equity	717.1	784.1
Total liabilities and equity	$1,918.1	$1,729.0
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
(In millions, except per share amounts)
Revenues:
Products	$572.7	$454.9	$1,038.4	$911.9
Services	72.2	63.9	140.2	125.5
Total revenues	644.9	518.8	1,178.6	1,037.4
Cost of revenues:
Products	488.8	393.3	889.5	783.5
Services	52.4	46.0	101.0	90.4
Total cost revenues	541.2	439.3	990.5	873.9
Gross margin	103.7	79.5	188.1	163.5
Operating expenses:
Research and development	8.8	7.8	17.4	15.4
Sales and marketing	16.4	15.5	31.9	30.5
General and administrative	49.0	46.9	98.0	95.4
Impairment of goodwill	—	151.1	—	151.1
Total operating expenses	74.2	221.3	147.3	292.4
Income (loss) from operations	29.5	(141.8)	40.8	(128.9)
Interest income	1.0	0.8	2.4	1.9
Interest expense	(1.1)	(10.1)	(8.3)	(20.0)
Other income (expense), net	0.6	(2.2)	(0.7)	(1.3)
Income (loss) before provision for income taxes	30.0	(153.3)	34.2	(148.3)
Provision for income taxes	18.1	7.2	37.2	14.6
Net income (loss)	11.9	(160.5)	(3.0)	(162.9)
Less: Net income attributable to noncontrolling interests	3.2	1.5	6.2	4.1
Net income (loss) attributable to UCT	$8.7	$(162.0)	$(9.2)	$(167.0)

Net income (loss) per share attributable to UCT common stockholders:
Basic	$0.19	$(3.58)	$(0.20)	$(3.70)
Diluted	$0.19	$(3.58)	$(0.20)	$(3.70)
Shares used in computing net income (loss) per share:
Basic	45.1	45.2	45.2	45.2
Diluted	46.1	45.2	45.2	45.2
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
(In millions)
Net income (loss)	$11.9	$(160.5)	$(3.0)	$(162.9)
Other comprehensive income (loss):
Change in cumulative translation adjustment, net of tax	(1.2)	9.5	(6.1)	10.0
Change in pension net actuarial gain, net of tax	0.3	—	0.4	—
Total other comprehensive income (loss)	(0.9)	9.5	(5.7)	10.0
Comprehensive income (loss)	11.0	(151.0)	(8.7)	(152.9)
Comprehensive income, attributable to noncontrolling interests	3.1	5.7	4.3	8.3
Comprehensive income (loss) attributable to UCT	$7.9	$(156.7)	$(13.0)	$(161.2)
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 26, 2026	June 27, 2025
(In millions)
Cash flows from operating activities:
Net loss	$(3.0)	$(162.9)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	24.8	23.4
Amortization of intangible assets	13.7	14.3
Stock-based compensation	9.6	10.0
Amortization of debt issuance costs	1.6	1.1
Impairment of goodwill	—	151.1
Loss on extinguishment of debt	3.4	—
Loss on disposal of property, plant and equipment	1.2	0.1
Change in the fair value of financial instruments	—	(0.1)
Deferred income taxes	(0.5)	0.6
Changes in assets and liabilities:
Accounts receivable	0.8	34.3
Inventories	(238.9)	5.4
Prepaid expenses and other current assets	(13.8)	(7.8)
Other non-current assets	0.9	(0.5)
Accounts payable	104.4	(11.9)
Accrued compensation and related benefits	11.3	(2.6)
Income taxes payable	(2.5)	(4.2)
Operating lease right-of-use assets and operating lease liabilities	(1.2)	11.1
Other liabilities	13.8	(4.0)
Net cash provided by (used in) operating activities	(74.4)	57.4
Cash flows from investing activities:
Purchases of property, plant and equipment	(25.8)	(29.2)
Proceeds from sale of equipment	0.1	0.1
Net cash used in investing activities	(25.7)	(29.1)
Cash flows from financing activities:
Proceeds from the issuance of convertible notes	600.0	—
Borrowings on revolving credit facility	15.0	—
Proceeds from issuance of common stock	1.1	1.1
Payment of debt issuance costs	(17.4)	(0.6)
Repurchase of common stock	(40.0)	(3.4)
Payment for capped call transactions	(25.1)	—
Principal payments on bank borrowings	(481.5)	(15.1)
Employees’ taxes paid upon vesting of restricted stock units	(3.5)	(0.7)
Payments of dividends to a joint venture shareholder	(0.1)	(0.1)
Net cash provided by (used in) financing activities	48.5	(18.8)
Effect of exchange rate changes on cash and cash equivalents	(4.3)	4.0
Net increase (decrease) in cash and cash equivalents	(55.9)	13.5
Cash and cash equivalents at beginning of period	311.8	313.9
Cash and cash equivalents at end of period	$255.9	$327.4
Supplemental cash flow information:
Income taxes paid, net of income tax refunds	$30.4	$18.4
Interest paid	$6.7	$18.9
Non-cash investing and financing activities:
Property, plant and equipment purchased included in accounts payable and other liabilities	$4.2	$4.5
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended June 26, 2026
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance March 27, 2026	44.8	$0.1	$556.8	2.4	$(88.7)	$171.3	$(11.6)	$627.9	$74.2	$702.1
Issuance under employee stock plans	0.5	—	1.1	—	—	—	—	1.1	—	1.1
Employees' taxes paid upon vesting of restricted stock units	—	—	(3.5)	—	—	—	—	(3.5)	—	(3.5)
Stock-based compensation expense	—	—	6.4	—	—	—	—	6.4	—	6.4
Shares transfer from employee stock plans	—	—	—	0.5	—	—	—	—	—	—
Net income	—	—	—	—	—	8.7	—	8.7	3.2	11.9
Dividend payments to a joint venture shareholder	—	—	—	—		—	—	—	0.0	0.0
Other comprehensive loss	—	—	—	—	—	—	(0.8)	(0.8)	(0.1)	(0.9)
Balance June 26, 2026	45.3	$0.1	$560.8	2.9	$(88.7)	$180.0	$(12.4)	$639.8	$77.3	$717.1

	Six Months Ended June 26, 2026
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance December 26, 2025	45.5	$0.1	$578.7	1.7	$(48.4)	$189.2	$(8.6)	$711.0	$73.1	$784.1
Issuance under employee stock plans	0.5	—	1.1	—	—	—	—	1.1	—	1.1
Employees' taxes paid upon vesting of restricted stock units	—	—	(3.5)	—	—	—	—	(3.5)	—	(3.5)
Stock-based compensation expense	—	—	9.6	—	—	—	—	9.6	—	9.6
Repurchase of common stock	(0.7)	—	—	0.7	(40.3)	—	—	(40.3)	—	(40.3)
Shares transfer from employee stock plans	—	—	—	0.5	—	—	—	—	—	—
Capped call transactions	—	—	(25.1)	—	—	—	—	(25.1)	—	(25.1)
Net income (loss)	—	—	—	—	—	(9.2)	—	(9.2)	6.2	(3.0)
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.1)	(0.1)

Other comprehensive loss	—	—	—	—	—	—	(3.8)	(3.8)	(1.9)	(5.7)
Balance June 26, 2026	45.3	$0.1	$560.8	2.9	$(88.7)	$180.0	$(12.4)	$639.8	$77.3	$717.1

	Three Months Ended June 27, 2025
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance March 28, 2025	45.1	$0.1	$561.3	1.5	$(45.0)	$365.4	$(9.8)	$872.0	$64.8	$936.8
Issuance under employee stock plans	0.4	—	1.1	—	—	—	—	1.1	—	1.1
Employees' taxes paid upon vesting of restricted stock units	—	—	(0.7)	—	—	—	—	(0.7)	—	(0.7)
Stock-based compensation expense	—	—	7.1	—	—	—	—	7.1	—	7.1
Repurchase of common stock	(0.2)	—	—	0.2	(3.4)	—	—	(3.4)	—	(3.4)
Net income (loss)	—	—	—	—	—	(162.0)	—	(162.0)	1.5	(160.5)
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Other comprehensive income	—	—	—	—	—	—	5.3	5.3	4.2	9.5
Balance June 27, 2025	45.3	$0.1	$568.8	1.7	$(48.4)	$203.4	$(4.5)	$719.4	$70.4	$789.8

	Six Months Ended June 27, 2025
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance December 27, 2024	45.1	$0.1	$558.4	1.5	$(45.0)	$370.4	$(10.3)	$873.6	$62.2	$935.8
Issuance under employee stock plans	0.4	—	1.1	—	—	—	—	1.1	—	1.1
Employees' taxes paid upon vesting of restricted stock units	—	—	(0.7)	—	—	—	—	(0.7)	—	(0.7)
Stock-based compensation expense	—	—	10.0	—	—	—	—	10.0	—	10.0
Repurchase of common stock	(0.2)	—	—	0.2	(3.4)	—	—	(3.4)	—	(3.4)
Net income (loss)	—	—	—	—	—	(167.0)	—	(167.0)	4.1	(162.9)
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Other comprehensive income	—	—	—	—	—	—	5.8	5.8	4.2	10.0
Balance June 27, 2025	45.3	$0.1	$568.8	1.7	$(48.4)	$203.4	$(4.5)	$719.4	$70.4	$789.8

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
Significant Accounting Policies — There were no changes to the accounting policies disclosed in Note 1, Organization and Significant Accounting Policies of the Company’s Annual Report on Form 10-K for the year ended December 26, 2025 that had a material impact on the Company’s condensed consolidated financial statements and related notes.
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
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818) (“ASU 2026-02”). ASU 2026-02 improves the financial accounting for and disclosure of activities related to environmental credits and environmental credit obligations. This update provides recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. ASU 2026-02 is effective for the Company for annual reporting periods (and interim periods within those annual periods) beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2026-02 on its consolidated financial statements and related disclosures.

Index to Notes
2. BALANCE SHEET INFORMATION
Accounts Receivable Factoring Agreements
The Company has receivables factoring arrangements pursuant to which certain receivables are sold to a bank without recourse in exchange for cash. Transactions under this arrangement are accounted for as sales under ASC 860, Transfers and Servicing of Financial Assets, with the sold receivables removed from the Company’s balance sheet. Under these arrangements, the Company does not maintain any beneficial interest in the receivables sold, and the bank’s purchase of eligible receivables is subject to a maximum amount of $40.0 million of uncollected receivables originated within the United States. The Company services the receivables on behalf of the bank but otherwise maintains no significant continuing involvement with respect to the receivables. Sale proceeds, which are representative of the fair value of factored receivables, less a factoring fee, are reflected in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows, and the Company did not receive any proceeds in excess of the fair value of factored receivables during the periods presented. During the three and six month periods ended June 26, 2026, the Company received cash proceeds of $30.0 million and $49.0 million, respectively, from the sale of accounts receivable under these arrangements. As of June 26, 2026, $26.3 million of receivables factored under these arrangements had been sold and removed from the Company’s Consolidated Balance Sheets.
Inventories
Inventories consisted of the following:

(In millions)	June 26, 2026	December 26, 2025
Raw materials	$349.4	$208.3
Work in process	233.5	148.4
Finished goods	47.0	34.2
Total	$629.9	$390.9
Property, plant and equipment, net
Property, plant and equipment, net, consisted of the following:

(In millions)	June 26, 2026	December 26, 2025
Land	$5.6	$5.9
Buildings	53.0	54.3
Leasehold improvements	152.6	148.1
Machinery and equipment	245.4	236.8
Computer equipment and software	95.8	95.9
Furniture and fixtures	4.3	4.2
	556.7	545.2
Accumulated depreciation	(263.4)	(243.0)
Construction in progress	30.4	22.4
Total	$323.7	$324.6
Capitalized interest was not significant for the six months ended June 26, 2026, or for the fiscal year ended December 26, 2025.

Index to Notes
3. FAIR VALUE
The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

		Fair Value Measurement at Reporting Date Using
Description	June 26, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other non-current assets:
Plan assets	$0.2	$—	$—	$0.2
Other liabilities:
Pension obligation	$2.5	$—	$—	$2.5

		Fair Value Measurement at Reporting Date Using
Description	December 26, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other non-current assets:
Plan assets	$0.7	$—	$—	$0.7
Other liabilities:
Pension obligation	$2.3	$—	$—	$2.3
The estimated fair value of pension obligation is based on expected years of service and average compensation. The valuation model used to value pension obligation utilizes mortality rate, inflation, interest rate risks and changes in the life expectancy for pensioners. These assumptions are routinely made in the appraisal process by the independent actuary resulting in a Level 3 classification. As of June 26, 2026, the Company’s aggregate pension benefit obligations was $12.1 million and the fair value of the pension plan assets was $9.8 million, resulting in underfunded pension benefit obligations of $2.3 million. The Company recognizes the overfunded or underfunded status of defined benefit pension plans, measured as the difference between the fair value of the plan assets and the benefit obligation. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability.
There were no transfers in or out of any level during the six months ended June 26, 2026 and June 27, 2025. Fair value adjustments were noncash, and therefore did not impact the Company’s liquidity or capital resources.
4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the consideration transferred over the fair value of tangible and identifiable intangible assets acquired, less liabilities assumed in a business combination. During the six months ended June 26, 2026, the Company did not recognize any impairment charges or additions to goodwill. Details of aggregate goodwill of the Company are as follows:

(In millions)	Products	Services	Total
Balance at December 26, 2025	$114.2	$—	$114.2
Balance at June 26, 2026	$114.2	$—	$114.2
Intangible Assets
Intangible assets are generally recorded in connection with business acquisitions and are amortized over their estimated useful lives. The Company evaluates the useful lives of its intangible assets each reporting period and reviews such assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable.

Index to Notes
Details of intangible assets were as follows:

		As of June 26, 2026			As of December 26, 2025
(Dollars in millions)	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	6 - 10	$207.2	$(144.3)	$62.9	$207.2	$(135.6)	$71.6
Recipes	20	73.2	(28.7)	44.5	73.2	(26.8)	46.4
Intellectual property/know-how	7 - 15	48.9	(29.4)	19.5	48.9	(27.2)	21.7
Tradename	4 - 6*	32.5	(23.5)	9.0	32.5	(23.4)	9.1
Standard operating procedures	20	8.6	(3.4)	5.2	8.6	(3.2)	5.4
Developed technology	5	4.6	(2.5)	2.1	4.6	(2.0)	2.6
Total		$375.0	$(231.8)	$143.2	$375.0	$(218.2)	$156.8
*The Company concluded that the asset life of UCT tradename of $9.0 million is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
The Company amortizes its intangible assets on a straight-line or accelerated basis over the estimated economic life of the assets. Amortization expense was approximately $6.8 million and $13.7 million for the three and six months ended June 26, 2026, respectively. For the three and six months ended June 27, 2025, amortization expense was approximately $7.0 million and $14.3 million, respectively. Amortization expense related to recipes, standard operating procedures, developed technology and certain intellectual property/know-how is included in cost of revenues, while the remaining amortization expense is included in general and administrative expense. As of June 26, 2026, future estimated amortization expense is expected to be as follows:

(In millions)	Amortization Expense
2026 (remaining in year)	$13.7
2027	26.9
2028	23.8
2029	16.2
2030	15.3
Thereafter	38.3
Total	$134.2
5. LONG-TERM DEBT
Long-term debt was as follows:

(In millions)	June 26, 2026	December 26, 2025
Term loan	$—	$481.4
Revolver	15.0	—
Convertible Notes	600.0	—
Total debt	615.0	481.4
Current portion, net	—	(9.9)
Debt issuance costs	(15.6)	(4.5)
Total long-term debt	$599.4	$467.0
Term Loan and Revolving Credit Facilities
On April 23, 2026, the Company entered into the Tenth Amendment to its Credit Agreement, dated as of August 27, 2018 (as amended, the “Credit Agreement”), which increased the revolving credit facility from $150.0 million to $250.0 million and extended the maturity date from August 27, 2027 to April 23, 2031. The revolving credit facility bears interest at Term SOFR plus an applicable margin ranging from 1.25% to 1.75%, based on the Company's Consolidated Secured Net Leverage Ratio. The amended Credit Agreement requires the Company to maintain a maximum Consolidated Secured Net

Index to Notes
Leverage Ratio of 3.25 to 1.00 (or 3.75 to 1.00 for any reference period in which a Material Acquisition is consummated) and a minimum Cash Interest Coverage Ratio of 3.00 to 1.00. The Company incurred approximately $1.3 million in new debt issuance costs and had approximately $0.9 million of unamortized deferred issuance costs from the prior facility; of these amounts, approximately $1.9 million will be deferred and amortized over the new five-year term, while approximately $0.3 million was recognized as expense in the second quarter of fiscal 2026. As of June 26, 2026, total unamortized debt issuance costs related to the revolving credit facility were $1.9 million, which is included in other non-current assets in the accompanying condensed consolidated balance sheets.
The Company pays a quarterly commitment fee in arrears on the average daily available commitment outstanding, at a rate ranging from 0.20% to 0.25% based on the Company's Consolidated Secured Net Leverage Ratio.
Outstanding letters of credit and outstanding borrowings reduce the availability of the revolving credit facility. As of June 26, 2026, the Company had $230.9 million available under the revolving credit facility, net of $4.1 million of outstanding letters of credit and $15.0 million of outstanding borrowings. The letter of credit facility has an available commitment of $50.0 million and a maturity date of April 23, 2031. The Company pays a quarterly fee in arrears on the dollar equivalent of all outstanding letters of credit equal to the applicable margin for Term SOFR loans under the revolving credit facility, and a fronting fee equal to 0.125% per annum of the undrawn and unexpired amount of each letter of credit. As of June 26, 2026, the Company had $4.1 million of outstanding letters of credit and $45.9 million of available commitments remaining under the letter of credit facility.
During the second quarter, the Company drew $15.0 million under the revolving credit facility, which remained outstanding as of June 26, 2026 and bore interest at a rate of 5.4%. As of June 26, 2026, the Company was in compliance with the financial covenants contained within the Credit Agreement.
In addition, the Company maintains credit agreements with financial institutions in Czechia and in Israel, which provide for revolving credit facilities of up to 7.0 million euros (approximately $8.0 million) and $5.0 million, respectively. As of June 26, 2026, there were no borrowings outstanding under these facilities; however, $2.1 million of the Czechia facility was utilized for outstanding bank guarantees.
As of June 26, 2026, the Company had $230.9 million, $5.9 million and $5.0 million available to draw from its credit facilities in the U.S., Czechia and Israel, respectively.
During the quarter ended June 26, 2026, the Company prepaid the remaining $19.4 million outstanding under its term loan facility, retiring the facility in full. In connection with the prepayment, the Company wrote off $0.1 million of remaining unamortized debt issuance costs.
Convertible Notes and Related Capped Call Transactions
On March 3, 2026, the Company issued $600.0 million principal amount of 0% Convertible Senior Notes due 2031 (the “Convertible Notes”) in a private offering, which amount included the full exercise of the initial purchasers’ option to purchase an additional $75.0 million principal amount of the Convertible Notes. The Convertible Notes mature on March 15, 2031 and do not bear regular interest. The total net proceeds from the issuance of the Convertible Notes, after deducting initial purchasers’ discounts and commissions and estimated debt issuance costs, were approximately $583.3 million.
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

Index to Notes
If the Company undergoes a fundamental change (as defined in the indenture governing the Convertible Notes), subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their Notes, at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.
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
During any fiscal quarter commencing after June 26, 2026, if the last reported sale price of the Company’s common stock exceeds 130% of the initial conversion price for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter, the Convertible Notes are convertible at the option of the holders. There have been no changes to the initial conversion price of the Convertible Notes since issuance.
The closing market price of the Company's common stock of $118.82 per share as of June 26, 2026 was higher than $110.17 per share, which represents 130% of the initial conversion price of $84.75 per share. However, the closing market price of the Company's common stock did not exceed $110.17 per share for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the quarter ended June 26, 2026. Accordingly, the Convertible Notes are not convertible at the option of the holders pursuant to this condition during the quarter ending September 25, 2026.
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

The net carrying amount of the Convertible Notes as of June 26, 2026 was as follows (in millions):

(In millions)	June 26, 2026
Principal	$600.0
Unamortized issuance costs	(15.6)
Net carrying amount	$584.4

Interest expense related to the Convertible Notes for the three and six months ended June 26, 2026 was $0.8 million and $1.0 million, consisting of amortization of debt issuance costs. The Convertible Notes do not bear contractual interest. The debt issuance costs are amortized into interest expense over the term of the Convertible Notes at an effective interest rate of 0.6%.
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
The fair value of the Company’s long-term debt, which consists of a term loan facility and the Convertible Notes, is based on Level 2 inputs and was determined using quoted prices for the notes and similar instruments in inactive markets as of the last trading day of the reporting period. The Company’s long-term debt has been classified as Level 2 in the fair value

Index to Notes
hierarchy. As of June 26, 2026, the carrying value of the term loan approximates its fair value, and the estimated fair value of the Convertible Notes was $982.4 million.
6. INCOME TAXES
The Company recorded an income tax provision of $18.1 million and $7.2 million for the three months ended June 26, 2026 and June 27, 2025, respectively, and $37.2 million and $14.6 million for the six months ended June 26, 2026 and June 27, 2025, respectively.
The Company’s effective tax rate was 60.3% and (4.7)% for the three months ended June 26, 2026 and June 27, 2025, respectively, and 108.8% and (9.8)% for the six months ended June 26, 2026 and June 27, 2025, respectively.
The change in the respective tax rates primarily reflects the tax effects of a distribution of earnings from, and a change in ownership of, one of the Company’s foreign subsidiaries in the current year, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full valuation allowances on deferred tax assets. Management continuously evaluates the need for a valuation allowance and, as of June 26, 2026, concluded that a valuation allowance on its U.S. federal, state and certain foreign deferred tax assets was still appropriate.
The provision for income taxes for the three and six months ended June 26, 2026 includes the impact of a distribution of earnings of one of the Company’s China subsidiaries. As a result of this distribution, the Company recorded a discrete income tax expense of $0.3 million and $15.1 million in the three and six months ended June 26, 2026, respectively.
The provision for income taxes for the three and six months ended June 26, 2026 also includes the tax effect of a change in ownership of one of the Company’s China subsidiaries. As a result of this legal entity structure change, the Company recorded a discrete tax expense of $9.6 million in the three and six months ended June 26, 2026.
As of June 26, 2026 and December 26, 2025, the Company’s gross liability for unrecognized tax benefits, excluding interest, was $6.0 million and $5.6 million, respectively. Increases or decreases to interest and penalties on uncertain tax positions are included in the income tax provision in the Condensed Consolidated Statements of Operations. Although it is possible that some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.
The Organization for Economic Cooperation and Development (“OECD”) reached agreement among certain member countries to implement a global minimum tax framework, commonly referred to as Pillar Two, which established a minimum 15 percent income tax rate. Pillar Two did not have a significant impact on the Company's financial statements for fiscal year 2025. This legislation is effective for us in additional jurisdictions beginning in fiscal 2026, most notably in Singapore and Malaysia where we currently enjoy a low tax rate under certain tax incentives. The Company has accounted for the impacts of Pillar Two in its provision for income taxes for the three and six months ended June 26, 2026.
In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the U.S. The OBBBA included numerous provisions that affect corporate taxation, including changes to bonus depreciation, the expensing of domestic research costs, and modifications to certain U.S. international tax rules. Certain of the U.S. international provisions of OBBBA became effective in our fiscal 2026 year. The Company has analyzed the impacts of the OBBBA and reflected them in the current period. These impacts did not have a material effect on the provision for income taxes for the three and six months ended June 26, 2026.
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

Index to Notes
As of June 26, 2026, the benefit obligation of the plans was $12.1 million and the fair value of the benefit plan assets was $9.8 million which are invested in several fixed deposit accounts with financial institutions. As of June 26, 2026, the underfunded balance of the plans of $2.3 million has been recorded by the Company and is included in other liabilities.
Amounts recognized in accumulated other comprehensive income (loss) and contributions made for the three and six months ended June 26, 2026 and June 27, 2025 were not material.
As of June 26, 2026, the Company’s future estimated payment obligations for the respective fiscal years are as follows:

(In millions)
2026	$1.6
2027	1.8
2028	2.7
2029	1.4
2030	1.4
Thereafter	8.1
Total	$17.0
Employee Savings and Retirement Plan
The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all U.S. employees who meet certain eligibility requirements. Participants can elect to contribute to the 401(k) Plan, on a pre-tax basis, up to 25% of their salary to a maximum of the IRS limit. The Company matches 50.0% of each employee's contribution, up to a maximum of 6% of the employee’s eligible earnings. The Company made discretionary employer contributions of $0.9 million and $1.9 million to the 401(k) Plan for the three and six months ended June 26, 2026, respectively, and $0.9 million and $1.9 million to the 401(k) Plan for the three and six months ended June 27, 2025, respectively.
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
On October 23, 2025, the Board of Directors approved a renewal of the share repurchase program, authorizing the Company to repurchase up to $150.0 million of its common stock over a three-year period. No shares have been repurchased under the renewed program in the first half of 2026. For the three and six months ended June 27, 2025, approximately 0.2 million shares were repurchased under this program with aggregate cost of $3.4 million.
During the six months ended June 26, 2026, the Company repurchased 0.7 million shares for $40.3 million through a privately negotiated transaction with one of the initial purchasers of the Company’s convertible notes. These shares are held as treasury stock. The Company accounts for treasury stock using the cost method. There were no share repurchases during the three months ended June 26, 2026.

Index to Notes
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
10. EMPLOYEE STOCK PLANS
Employee Stock Plans
The Company grants stock awards in the form of restricted stock units (“RSUs”) and performance stock units (“PSUs”) to its employees as part of the Company’s long-term equity compensation plan. These stock awards are granted to employees with a unit purchase price of zero dollars and typically vest over three years, subject to the employee’s continued service with the Company and, in the case of PSUs, subject to achieving certain performance goals and market conditions. The Company also grants common stock to its board members in the form of restricted stock awards (“RSAs”), which vest on the earlier of the next Annual Shareholder Meeting, or one year from date of grant. The aggregate number of shares authorized for issuance under the plan is 18.1 million.
Stock-based compensation expense includes compensation costs related to estimated fair values of awards granted. The estimated fair value of the Company’s equity-based awards is amortized on a straight-line basis over the awards’ vesting period and is adjusted for performance as it relates to PSUs.
The following table shows the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
(In millions)	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Cost of revenues (1)	$0.9	$0.3	$1.6	$0.7
Research and development	0.2	0.1	0.4	0.2
Sales and marketing	0.5	0.4	0.9	0.9
General and administrative	4.8	6.3	6.7	8.2
Total stock-based compensation	$6.4	$7.1	$9.6	$10.0
(1)Stock-based compensation expense capitalized in inventory for the three and six months ended June 26, 2026 and June 27, 2025 were immaterial.
Restricted Stock Units, Performance Stock Units and Restricted Stock Awards
The following table summarizes the Company’s combined RSU, PSU and RSA activity for the six months ended June 26, 2026:

(In millions)	Number of Shares	Aggregate Intrinsic Value
Outstanding at December 26, 2025	1.6	$42.3
Granted	0.5
Vested	(0.4)
Forfeited	(0.2)
Outstanding at June 26, 2026	1.5	172.6
Expected to vest at June 26, 2026	1.5	$175.8
For the three and six months ended June 26, 2026, the Company granted 0.5 million RSUs with a weighted average grant date fair value of $82.24 per share.
For the three and six months ended June 26, 2026, the Company granted 0.1 million PSUs with a total grant date fair value of $7.6 million.

Index to Notes
As of June 26, 2026, approximately $55.9 million of unrecognized stock-based compensation cost related to employee and director awards remains to be amortized on a straight-line basis over a weighted average period of 2.1 years, and will be adjusted for subsequent changes in future grants.
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
Employee Stock Purchase Plan
The ESPP permits employees to purchase common stock at a discount through payroll withholdings at certain specified dates (purchase period) within a defined offering period. The purchase price is 85% of the fair market value of the common stock at the end of the purchase period and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The aggregate number of shares authorized for issuance under the plan is 1.5 million.
During the three and six months ended June 26, 2026, the Company issued 49 thousand shares under the ESPP.
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
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value-added, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Certain of our customers may receive cash-based incentives, such as rebates or credits, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. Accruals for unpaid customer rebates of $2.2 million and $1.9 million as of June 26, 2026 and

Index to Notes
December 26, 2025, were netted against accounts receivable. The Company’s disaggregated revenues are apportioned by segments within the Company’s Condensed Consolidated Statement of Operations. Certain services performed by the Company related to products sold to customers are included in Products revenue in the Condensed Consolidated Statement of Operations. These services are not material for any of the periods presented.
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

	Three Months Ended		Six Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Singapore	$252.8	$179.0	$456.1	$382.7
United States	141.9	134.6	271.3	257.6
China	35.6	47.8	60.5	81.1
Austria	62.4	49.3	119.6	95.4
South Korea	31.2	28.1	59.5	57.9
Malaysia	48.4	18.4	73.1	39.7
Taiwan	18.4	12.0	34.9	25.2
Others	54.2	49.6	103.6	97.8
Total	$644.9	$518.8	$1,178.6	$1,037.4
The Company’s most significant customers (having individually accounted for 10% or more of revenues) are primarily from the Products segment and their related revenues as a percentage of total revenues were as follows:

	Three Months Ended		Six Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Lam Research Corporation	39.5%	32.7%	38.3%	34.4%
Applied Materials, Inc.	21.8	23.3	21.8	23.0
Total	61.3%	56.0%	60.1%	57.4%
As of June 26, 2026, gross accounts receivable from two customers each exceeded 10% of the Company's total gross accounts receivable, representing approximately 25.3% of the total in aggregate.
As of December 26, 2025, gross accounts receivable from one customer exceeded 10% of the Company's total gross accounts receivable, representing approximately 17.1% of the total in aggregate.
12. LEASES
The Company leases land, offices, facilities and equipment in locations throughout the United States, Asia Pacific and EMEA.
13. NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of outstanding shares of common stock during the period. Diluted net income (loss) per share is computed using the treasury stock method for stock-based awards, and the if-converted method for convertible notes. Under the treasury stock method, the denominator is adjusted to include, when dilutive, incremental shares issuable upon the assumed exercise of stock options, ESPP shares to be issued, and vesting of service-based and performance-based restricted stock units. Under the if-converted method, interest expense is not added back to the numerator because the terms of the convertible notes require the principal to be settled in cash upon conversion. The denominator includes the incremental shares assumed to be issued to settle the conversion premium, based on the average market price of the Company's common stock during the reporting

Index to Notes
period, to the extent the effect is dilutive. The Company has a single class of common stock. The computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Numerator:
Net income (loss) attributable to UCT	$8.7	$(162.0)	$(9.2)	$(167.0)
Denominator:
Shares used in computation — basic:
Basic weighted average common shares outstanding	45.1	45.2	45.2	45.2
Shares used in computation — diluted:
Weighted average common shares outstanding	45.1	45.2	45.2	45.2
Effect of potential dilutive securities:
Convertible notes	0.1	—	—	—
Employee stock plans	0.9	—	—	—
Diluted weighted average common shares outstanding	46.1	45.2	45.2	45.2
Net income (loss) per share attributable to UCT:
Basic	$0.19	$(3.58)	$(0.20)	$(3.70)
Diluted	$0.19	$(3.58)	$(0.20)	$(3.70)
The following outstanding potentially dilutive shares were excluded from the calculation of diluted net income (loss) per share of common stock because their impact would have been antidilutive for the period presented:

	Three Months Ended		Six Months Ended
(In millions)	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Employee equity plan	0.0	1.4	1.4	1.2
Employee stock purchase plan	—	0.0	0.0	0.1
Convertible notes	—	—	7.1	—
Common shares excluded from calculation of diluted net income (loss) per share	0.0	1.4	8.5	1.3
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

Index to Notes

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
Segment Data

	Three Months Ended		Six Months Ended
(In millions)	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Revenues:
Products	$572.7	$454.9	$1,038.4	$911.9
Services	72.2	63.9	140.2	125.5
Total segment revenues	$644.9	$518.8	$1,178.6	$1,037.4

Cost of revenues:
Products	$488.8	$393.3	$889.5	$783.5
Services	52.4	46.0	101.0	90.4
Total segment cost of revenues	$541.2	$439.3	$990.5	$873.9

Gross profit:
Products	$83.9	$61.6	$148.9	$128.4
Services	19.8	17.9	39.2	35.1
Total segment gross profit	$103.7	$79.5	$188.1	$163.5

Operating expenses:
Products
Research and development	$6.1	$5.4	$12.3	$10.5
Sales and marketing	12.8	12.7	25	24.7
General and administrative	40.2	36.8	79.8	76.3
Impairment of goodwill	—	77.6	—	77.6
Total Products operating expenses	59.1	132.5	117.1	189.1
Services
Research and development	2.7	2.4	5.1	4.9
Sales and marketing	3.6	2.8	6.9	5.7
General and administrative	8.8	10.1	18.2	19.2
Impairment of goodwill	—	73.5	—	73.5
Total Services operating expenses	15.1	88.8	30.2	103.3
Total segment operating expenses	$74.2	$221.3	$147.3	$292.4

Segment operating profit (loss):
Products	$24.8	$(70.9)	$31.8	$(60.7)
Services	4.7	(70.9)	9.0	(68.2)

Index to Notes

Total segment operating profit (loss)	$29.5	$(141.8)	$40.8	$(128.9)

Reconciliation of segment operating profit (loss):
Total segment operating profit (loss)	$29.5	$(141.8)	$40.8	$(128.9)
Interest income	1.0	0.8	2.4	1.9
Interest expense	(1.1)	(10.1)	(8.3)	(20.0)
Other income (expense), net	0.6	(2.2)	(0.7)	(1.3)
Income (loss) before provision for income taxes	$30.0	$(153.3)	$34.2	$(148.3)

Expenditures for segment property, plant and equipment
Products	$12.6	$9.7	$19.4	$18.8
Services	3.6	7.1	6.4	10.3
Total expenditures for segment assets	$16.2	$16.8	$25.8	$29.1

Depreciation and amortization
Products	$12.8	$12.5	$25.6	$25.1
Services	6.5	6.2	12.9	12.6
Total depreciation and amortization	$19.3	$18.7	$38.5	$37.7

(In millions)			June 26, 2026	December 26, 2025
Assets
Products			$1,617.0	$1,446.0
Services			301.1	283.0
Total segment assets			$1,918.1	$1,729.0
Long-lived assets comprised of operating lease right-of-use assets and property, plant and equipment, net, are reported based on the location of the asset. The carrying amount of long-lived assets in United States, Malaysia, Israel, South Korea and other foreign countries were $165.1 million, $87.5 million, $66.2 million, $46.2 million and $116.8 million, respectively as of June 26, 2026, and $172.6 million, $81.0 million, $69.6 million, $50.0 million and $108.4 million, respectively as of December 26, 2025.

ITEM 2. Management’s Discussion And Analysis of Financial Condition And Results Of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on February 23, 2026. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, gross margins and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on February 23, 2026. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
Results of Operations
Fiscal Year
Our fiscal year consists of a 52- or 53-week period. Fiscal year 2026 is a 53-week period ending January 1, 2027, and fiscal year 2025 was a 52-week period ended December 26, 2025. The fiscal quarters ended June 26, 2026 and June 27, 2025 were both 13-week periods.
Discussion of Results of Operations for the Three and Six months ended June 26, 2026 compared to the Three and Six months ended June 27, 2025
Revenues

	Three Months Ended			Six Months Ended
Revenues by Segment (Dollars in millions)	June 26, 2026	June 27, 2025	Percent Change	June 26, 2026	June 27, 2025	Percent Change
Products	$572.7	$454.9	25.9%	$1,038.4	$911.9	13.9%
Services	72.2	63.9	13.0%	140.2	125.5	11.7%
Total revenues	$644.9	$518.8	24.3%	$1,178.6	$1,037.4	13.6%
Products as a percentage of total revenues	88.8%	87.7%		88.1%	87.9%
Services as a percentage of total revenues	11.2%	12.3%		11.9%	12.1%
For the three and six month periods ended June 26, 2026, Products revenues increased compared to the same periods in the prior year, primarily due to an increase in customer demand, driven by an overall market improvement in the semiconductor industry.
Services revenues increased for the three and six month periods ended June 26, 2026 compared to the same periods in the prior year, primarily due to an increase in demand across its customer base.

	Three Months Ended			Six Months Ended
Revenues by Geography (Dollars in millions)	June 26, 2026	June 27, 2025	Percent Change	June 26, 2026	June 27, 2025	Percent Change
United States	$141.9	$134.6	5.4%	$271.3	$257.6	5.3%
International	503.0	384.2	30.9%	907.3	779.8	16.4%
Total revenues	$644.9	$518.8	24.3%	$1,178.6	$1,037.4	13.6%
United States as a percentage of total revenues	22.0%	25.9%		23.0%	24.8%
International as a percentage of total revenues	78.0%	74.1%		77.0%	75.2%
Revenues by geographic area are categorized based on the location to which the products were shipped or the location where services were performed.
For the three and six months ended June 26, 2026, U.S. and international revenues increased compared to the same periods in the prior year, primarily reflecting improved conditions in the semiconductor capital equipment market, which drove higher customer demand across multiple regions. International revenue grew faster than U.S. revenue in both periods, shifting the geographic mix further toward international.

Cost of Revenues

	Three Months Ended			Six Months Ended
Cost of revenues by Segment (Dollars in millions)	June 26, 2026	June 27, 2025	Percent Change	June 26, 2026	June 27, 2025	Percent Change
Products	$488.8	$393.3	24.3%	$889.5	$783.5	13.5%
Services	52.4	46.0	13.9%	101.0	90.4	11.7%
Total Cost of revenues	$541.2	$439.3	23.2%	$990.5	$873.9	13.3%
Products cost as a percentage of total Products revenues	85.4%	86.5%		85.7%	85.9%
Services cost as a percentage of total Services revenues	72.6%	72.0%		72.0%	72.0%
Products cost of revenue consists of purchased materials, direct labor and manufacturing overhead.
For the three-month period ended June 26, 2026, Products cost of revenue increased by $95.5 million compared to the same period in the prior year. The increase was primarily driven by higher material and labor costs of $81.8 million and $18.4 million, respectively, associated with increased production activity, partially offset by a decrease in manufacturing overhead costs of $4.7 million.
For the six-month period ended June 26, 2026, Products cost of revenue increased by $106.0 million compared to the same period in the prior year. The increase was primarily driven by higher material and labor costs of $80.6 million and $27.8 million, respectively, associated with increased production activity, partially offset by a decrease in manufacturing overhead costs of $2.4 million.
Services Cost of revenues consists of direct labor, overhead, and materials such as chemicals, gases and consumables.
For the three and six month periods ended June 26, 2026, Services Cost of revenues increased by $6.4 million and $10.6 million, respectively, compared to the same periods in the prior year.
The increase for the three-month period was primarily driven by higher service volume, which resulted in increased labor, overhead, and material costs of $3.7 million, $1.7 million and $1.0 million, respectively.
The increase for the six-month period was primarily driven by higher service volume, which resulted in increased labor, overhead, and material costs of $5.9 million, $3.0 million and $1.7 million, respectively.
Gross Margin

	Three Months Ended			Six Months Ended
Gross Profit by Segment (Dollars in millions)	June 26, 2026	June 27, 2025	Percent Change	June 26, 2026	June 27, 2025	Percent Change
Products	$83.9	$61.6	36.2%	$148.9	$128.4	16.0%
Services	19.8	17.9	10.6%	39.2	35.1	11.7%
Gross profit	$103.7	$79.5	30.4%	$188.1	$163.5	15.0%
Gross Margin by Segment
Products	14.6%	13.5%		14.3%	14.1%
Services	27.4%	28.0%		28.0%	28.0%
Total Company	16.1%	15.3%		16.0%	15.8%
Gross profit and gross margins fluctuate with revenue levels, product mix, material costs, and labor costs.
Products gross profit and margin increased for the three and six month periods ended June 26, 2026 compared to the same periods in the prior year, due to higher revenue levels, favorable absorption of fixed costs, a favorable product mix, and a shift in sales volumes across different geographic regions.
Services gross profit increased for the three and six month periods ended June 26, 2026 compared to the same periods in the prior year, primarily due to higher revenue levels. Gross margin remained flat for the six-month period, as cost of revenue grew in line with revenue and offset improved absorption of fixed costs. For the three-month period, gross margin decreased slightly, as cost of revenue growth outpaced revenue growth.

Operating Margin

	Three Months Ended			Six Months Ended
Operating Profit by Segment (Dollars in millions)	June 26, 2026	June 27, 2025	Percent Change	June 26, 2026	June 27, 2025	Percent Change
Products	$24.8	$(70.9)	(135.0) %	$31.8	$(60.7)	(152.4) %
Services	4.7	(70.9)	(106.6) %	9.0	(68.2)	(113.2) %
Operating profit	$29.5	$(141.8)	(120.8) %	$40.8	$(128.9)	(131.7) %
Operating Margin by Segment
Products	4.3%	(15.6%)		3.1%	(6.7%)
Services	6.5%	(111.0%)		6.4%	(54.3%)
Total Company	4.6%	(27.3%)		3.5%	(12.4%)
Products operating income and operating margin increased for the three and six month periods ended June 26, 2026 compared to the same periods in the prior year, primarily reflecting higher gross profit and the absence of the $77.6 million goodwill impairment charge recorded in the prior period.
Services operating income and operating margin increased for the three and six month periods ended June 26, 2026 compared to the same periods in the prior year, primarily reflecting higher gross profit driven by increased revenue, with operating expenses not materially different, and the absence of the $73.5 million goodwill impairment charge recorded in the prior period.
Research and Development

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 26, 2026	June 27, 2025	Percent Change	June 26, 2026	June 27, 2025	Percent Change
Research and development	$8.8	$7.8	12.8%	$17.4	$15.4	13.0%
Research and development as a percentage of total revenues	1.4%	1.5%		1.5%	1.5%
Research and development expenses consist primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, the advancement of cleaning and coating and analytical processes, and other product-development activities.
Research and development expenses increased for the three and six month periods ended June 26, 2026 compared to the same periods in the prior year, primarily due to higher employee-related compensation costs.
Sales and Marketing

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 26, 2026	June 27, 2025	Percent Change	June 26, 2026	June 27, 2025	Percent Change
Sales and marketing	$16.4	$15.5	5.8%	$31.9	$30.5	4.6%
Sales and marketing as a percentage of total revenues	2.5%	3.0%		2.7%	2.9%
Sales and marketing expenses consist primarily of salaries and commissions paid to our sales employees, salaries paid to our engineers who partner with sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products.
Sales and marketing expenses increased for the three and six month periods ended June 26, 2026 compared to the same periods in the prior year, primarily due to higher employee-related costs.

General and Administrative

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 26, 2026	June 27, 2025	Percent Change	June 26, 2026	June 27, 2025	Percent Change
General and administrative	$49.0	$46.9	4.5%	$98.0	$95.4	2.7%
General and administrative as a percentage of total revenues	7.6%	9.0%		8.3%	9.2%
General and administrative expenses primarily consist of personnel expenses for executive, finance, legal, and human resources employees, professional fees for external accounting, legal and consulting services, and other corporate overhead costs, including compliance and reporting costs associated with operating as a public company.
General and administrative expenses increased for the three and six month periods ended June 26, 2026 compared to the same periods in the prior year, primarily due to higher employee-related costs.
Interest and Other Expense, net

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 26, 2026	June 27, 2025	Percent Change	June 26, 2026	June 27, 2025	Percent Change
Interest income	$1.0	$0.8	25.0%	$2.4	$1.9	26.3%
Interest expense	$(1.1)	$(10.1)	(89.1)%	$(8.3)	$(20.0)	(58.5)%
Other income (expense), net	$0.6	$(2.2)	(127.3)%	$(0.7)	$(1.3)	(46.2)%
Interest income was relatively consistent for the three and six month periods ended June 26, 2026 compared to the same periods in the prior year.
Interest expense decreased for the three and six month periods ended June 26, 2026 compared to the same periods in the prior year, primarily due to lower interest expense following the term loan prepayment, partially offset by higher amortization of debt issuance costs related to the convertible notes.
Other income (expense), net improved for the three and six month periods ended June 26, 2026 compared to the same periods in the prior year, primarily due to favorable foreign exchange gains, partially offset by a loss on extinguishment of debt in the current-year six-month period.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 26, 2026	June 27, 2025	Percent Change	June 26, 2026	June 27, 2025	Percent Change
Provision for income taxes	$18.1	$7.2	151.4%	$37.2	$14.6	154.8%
Effective tax rate	60.3%	-4.7%		108.8%	-9.8%
The increase in the provision for income taxes for the three and six month periods ended June 26, 2026 compared to the same periods in the prior year is primarily attributable to the impact of a distribution of earnings from, and change in ownership of, one of the Company’s foreign subsidiaries in the current year, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates, and the impact of losses in jurisdictions with full valuation allowances on deferred tax assets.
The Company recorded a discrete tax expense of $15.1 million in the six months ended June 26, 2026, due to the distribution of earnings from China. The Company recorded a discrete tax expense of $9.6 million in the quarter ended June 26, 2026, due to a change in ownership of one of the Company’s foreign subsidiaries.
Management continuously evaluates the need for a valuation allowance on its deferred tax assets and, as of June 26, 2026, concluded that a full valuation allowance on its U.S. federal, state and certain of its foreign deferred tax assets remained appropriate.

Liquidity and Capital Resources
Cash and cash Equivalents
The following table summarizes our cash and cash equivalents:

(In millions)	June 26, 2026	December 26, 2025	Increase
Total cash and cash equivalents	$255.9	$311.8	$(55.9)
The following table summarizes the Condensed Consolidated Statements of Cash Flow information:

	Six Months Ended
(In millions)	June 26, 2026	June 27, 2025
Operating activities	$(74.4)	$57.4
Investing activities	(25.7)	(29.1)
Financing activities	48.5	(18.8)
Effects of exchange rate changes on cash and cash equivalents	(4.3)	4.0
Net increase (decrease) in cash and cash equivalents	$(55.9)	$13.5
Our primary cash inflows and outflows were as follows:
•For the six-month period ended June 26, 2026, cash used in operating activities was $74.4 million, compared to cash provided by operating activities of $57.4 million for the same period in the prior year. The $131.8 million decrease in net cash provided by operating activities was primarily driven by an unfavorable change in net working capital of $145.0 million and an unfavorable change in non-cash items included in net loss of $146.7 million, partially offset by a $159.9 million improvement in net loss.
•The major contributors to net changes in operating assets and liabilities for the six-month period ended June 26, 2026 were as follows:
◦Accounts payable increased by $104.4 million, accrued compensation and related benefits increased by $11.3 million, and other liabilities increased by $13.8 million, primarily reflecting increased production activities and the timing of payments.
◦Accounts receivable decreased by $0.8 million, primarily due to the timing of shipments and collections. Inventories increased by $238.9 million due to higher production levels. Prepaid and other current assets increased by $13.8 million, primarily due to higher prepaid expenses and deposits.
•Net cash used in investing activities during the six-month period ended June 26, 2026 and June 27, 2025 consisted primarily of $25.8 million and $29.2 million purchases of property, plant and equipment, respectively.
•Net cash provided by financing activities was $48.5 million for the six-month period ended June 26, 2026, compared to cash used in financing activities of $18.8 million for the same period in the prior year. The increase was primarily driven by $600.0 million of proceeds from the issuance of convertible notes and a $15.0 million drawdown on the revolving credit facility. This was partially offset by principal payments on bank borrowings of $481.5 million, repurchases of common stock of $40.0 million, payments for capped call transactions of $25.1 million, and payments of debt issuance costs of $17.4 million. In the prior year, financing activities primarily reflected lower levels of debt repayments and minimal issuance costs, with no comparable convertible note issuance or share repurchase activity.
We believe we have sufficient capital to fund our working capital needs, satisfy our debt obligations, maintain our existing capital equipment, purchase new capital equipment and make strategic acquisitions. As of June 26, 2026, we had cash and cash equivalents of $255.9 million compared to $311.8 million as of December 26, 2025. Our cash and cash equivalents, cash generated from operations, and amounts available under our revolving line of credit described below were our principal sources of liquidity as of June 26, 2026.
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

During the six months ended June 26, 2026, the Company sold accounts receivable totaling $49.0 million under this arrangement.
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
As of June 26, 2026, we have cash of approximately $219.6 million in our foreign subsidiaries. It is not practicable to determine the tax liability that might be incurred if the undistributed earnings of these foreign subsidiaries were to be distributed. It is the Company’s practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations, except for certain of its subsidiaries based in Singapore and China. There is no expected Singapore or U.S. tax liability on a distribution of the Singapore earnings. However, the Company has accrued taxes on a portion of the undistributed earnings of the China subsidiary in its financial statements as of June 26, 2026.
Borrowing Arrangements
The following table summarizes our borrowings:

	June 26, 2026
(Dollars in millions)	Amount	Weighted- Average Interest Rate
Revolver	$15.0	5.4%
Convertible Notes	600.0	0.0%
Debt issuance costs	(17.5)
	$597.5
The Company’s total gross debt as of June 26, 2026 reflects $600.0 million aggregate principal amount of 0.00% Convertible Notes due 2031 issued in fiscal year 2026 and a $15.0 million revolver drawdown. The Company's term loan facility was retired in full during fiscal year 2026 and carried no outstanding balance as of June 26, 2026.
On April 23, 2026, the Company entered into the Tenth Amendment to its Credit Agreement, which increased the aggregate revolving credit commitment from $150.0 million to $250.0 million and extended the maturity date to April 23, 2031. As of June 26, 2026, the Company had $15.0 million of borrowings outstanding under the revolving credit facility, and available borrowing capacity was $230.9 million, net of outstanding letters of credit and borrowings. The Company was in compliance with all financial covenants under the Amended Credit Agreement as of June 26, 2026.
The Company also maintains credit facilities in Czechia and Israel, which provide for revolving credit capacity of up to 7.0 million euros (approximately $8.0 million) and $5.0 million, respectively. As of June 26, 2026, there were no borrowings outstanding under either facility; however, $2.1 million of the Czechia facility was utilized for outstanding bank guarantees.
As of June 26, 2026, the Company had $230.9 million, $5.9 million and $5.0 million available to draw from its credit facilities in the U.S., Czechia, and Israel, respectively.
See Note 5 - Long-Term Debt, of our Condensed Consolidated Financial Statements, included in Part 1 of this Form-10Q for additional information.

Capital Expenditures
Capital expenditures were $25.8 million during the six months ended June 26, 2026 and were primarily attributable to the capital invested in our manufacturing and service facilities worldwide. Our anticipated capital expenditures for the remainder of 2026 are expected to be financed primarily from our cash flow generated from operations and cash on hand.
Contractual Obligations
The Company had commitments to various third parties to purchase inventories totaling approximately $971.1 million as of June 26, 2026.
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification against certain liabilities to our customers, which may include claims of losses by their own customers resulting out of property damages, bodily injuries or deaths, or infringement of intellectual property rights by our products. Our potential liability arising out of intellectual property infringement claims by any third party is generally uncapped. As of June 26, 2026, we have not incurred any significant costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
During the six months ended June 26, 2026, the Company repaid the remaining $481.5 million outstanding under its term loan facility, resulting in the term loan being fully paid off as of June 26, 2026. This significantly reduced the Company's variable-rate debt and corresponding exposure to interest rate risk. As of June 26, 2026, the Company's remaining variable-rate debt consisted of$15.0 million outstanding under its revolving credit facility. A hypothetical 100 basis point increase in borrowing rates on this outstanding balance would not have a material impact on the Company's results of operations. Refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 26, 2025, for a more complete discussion of the market risks we encounter.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 26, 2026, pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 26, 2026, to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 26, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 26, 2026, we had approximately $15.0 million principal amount of indebtedness for borrowed money outstanding under our credit agreement and $600.0 million aggregate principal amount of indebtedness outstanding under our convertible notes issued in March 2026 (the “2031 Convertible Notes”).
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
The following table sets forth information related to repurchases of our equity securities during the six months ended June 26, 2026:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
January 2026	—	—	—	150.0
February 2026	—	—	—	150.0
March 2026	672,608 [*]	59.47	—	150.0
April 2026	—	—	—	150.0
May 2026	—	—	—	150.0
June 2026	—	—	—	150.0
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

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not Applicable.
ITEM 5. Other Information
Insider Trading Arrangements

On May 30, 2026, Clarence Granger, a member of the Company's Board of Directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Granger's plan provides for the sale of up to 10,000 shares of the Company's common stock, subject to certain minimum price thresholds. Mr. Granger's trading plan is scheduled to terminate on March 1, 2029, subject to early termination.

ITEM 6. Exhibits
(a)Exhibits
The following exhibits are filed with this quarterly Report on Form 10-Q for the quarter ended June 26, 2026:

Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith
10.1	Tenth Amendment, dated as of April 23, 2026, by and among Ultra Clean Holdings, Inc., as parent borrower, the subsidiary guarantors party thereto, Barclays Bank PLC, as administrative agent, and the revolving lenders party thereto.	8-K	10.1	April 24, 2026

10.2†	Ultra Clean Holdings, Inc. Amended and Restated Stock Incentive Plan (amended and restated as of May 22, 2026)	S-8	99.1	July 10, 2026
S-8
10.3†	Employee Stock Purchase Plan (amended and restated as of May 22, 2026)	S-8	99.2	July 10, 2026

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
† Denotes management contract or compensatory plan.
* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” or purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of Ultra Clean Holdings, Inc.’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA CLEAN HOLDINGS, INC.
(Registrant)
Date: August 4, 2026

	By:	/S/ JAMES XIAO
	Name:	James Xiao
	Title:	Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

Date: August 4, 2026

	By:	/S/ SHERI SAVAGE
	Name:	Sheri Savage
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)