Form 10-Q
period 2026-09-25
Ultra Clean Holdings, Inc.
filed 2026-10-28
CIK 1275014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the issuer’s common stock as of October 21, 2026: 47,960,159

ULTRA CLEAN HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 25, 2026	December 26, 2025
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$270.9	$311.8
Accounts receivable, net of allowance for credit losses of $0.9 and $0.9 at September 25, 2026 and December 26, 2025, respectively	272.4	208.8
Inventories	723.3	390.9
Prepaid expenses and other current assets	67.6	48.2
Total current assets	1,334.2	959.7
Property, plant and equipment, net	344.4	324.6
Goodwill	114.2	114.2
Intangible assets, net	136.4	156.8
Deferred tax assets, net	4.1	3.5
Operating lease right-of-use assets	156.3	157.2
Other non-current assets	14.8	13.0
Total assets	$2,104.4	$1,729.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$9.9
Accounts payable	335.2	194.9
Accrued compensation and related benefits	63.3	51.1
Operating lease liabilities	22.3	20.2
Other current liabilities	57.8	24.6
Total current liabilities	478.6	300.7
Long-term debt	635.1	467.0
Deferred tax liabilities	13.7	13.8
Operating lease liabilities	152.7	156.6
Other liabilities	11.0	6.8
Total liabilities	1,291.1	944.9
Commitments and contingencies (See Note 8)
Equity:
UCT stockholders’ equity:
Preferred stock — $0.001 par value, 10.0 shares authorized; none outstanding	—	—
Common stock — $0.001 par value, 90.0 shares authorized; 48.6 and 47.2 shares issued, and 45.7 and 45.5 shares outstanding at September 25, 2026 and December 26, 2025, respectively	0.1	0.1
Additional paid-in capital	601.6	578.7
Common shares held in treasury, at cost, 2.9 and 1.7 shares at September 25, 2026 and December 26, 2025, respectively	(88.7)	(48.4)
Retained earnings	219.1	189.2
Accumulated other comprehensive loss	(4.6)	(8.6)
Total UCT stockholders’ equity	727.5	711.0
Noncontrolling interests	85.8	73.1
Total equity	813.3	784.1
Total liabilities and equity	$2,104.4	$1,729.0
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
(In millions, except per share amounts)
Revenues:
Products	$681.9	$445.0	$1,720.3	$1,356.9
Services	77.1	65.0	217.3	190.4
Total revenues	759.0	510.0	1,937.6	1,547.3
Cost of revenues:
Products	575.7	380.4	1,465.2	1,163.9
Services	54.9	47.4	155.9	137.8
Total cost of revenues	630.6	427.8	1,621.1	1,301.7
Gross profit	128.4	82.2	316.5	245.6
Operating expenses:
Research and development	8.8	7.8	26.1	23.2
Sales and marketing	15.9	15.1	47.8	45.5
General and administrative	50.0	48.7	148.1	144.1
Impairment of goodwill	—	—	—	151.1
Total operating expenses	74.7	71.6	222.0	363.9
Income (loss) from operations	53.7	10.6	94.5	(118.3)
Interest income	1.4	1.1	3.8	3.0
Interest expense	(1.5)	(9.9)	(9.8)	(29.9)
Other expense, net	(2.5)	(1.2)	(3.2)	(2.5)
Income (loss) before provision for income taxes	51.1	0.6	85.3	(147.7)
Provision for income taxes	10.3	8.7	47.5	23.3
Net income (loss)	40.8	(8.1)	37.8	(171.0)
Less: Net income attributable to noncontrolling interests	1.7	2.8	7.9	6.9
Net income (loss) attributable to UCT	$39.1	$(10.9)	$29.9	$(177.9)

Net income (loss) per share attributable to UCT common stockholders:
Basic	$0.86	$(0.24)	$0.66	$(3.93)
Diluted	$0.85	$(0.24)	$0.65	$(3.93)
Shares used in computing net income (loss) per share:
Basic	45.4	45.4	45.3	45.2
Diluted	46.2	45.4	46.2	45.2
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
(In millions)
Net income (loss)	$40.8	$(8.1)	$37.8	$(171.0)
Other comprehensive income (loss):
Change in cumulative translation adjustment, net of tax	14.7	(4.4)	8.7	5.6
Change in pension net actuarial gain (loss), net of tax	(0.1)	—	0.2	—
Total other comprehensive income (loss)	14.6	(4.4)	8.9	5.6
Comprehensive income (loss)	55.4	(12.5)	46.7	(165.4)
Comprehensive income attributable to noncontrolling interests	8.5	1.0	12.8	9.3
Comprehensive income (loss) attributable to UCT	$46.9	$(13.5)	$33.9	$(174.7)
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 25, 2026	September 26, 2025
(In millions)
Cash flows from operating activities:
Net income (loss)	$37.8	$(171.0)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	37.5	35.5
Amortization of intangible assets	20.4	21.2
Stock-based compensation	17.2	14.4
Amortization of debt issuance costs	2.5	2.1
Loss on extinguishment of debt	3.4	—
Loss on disposal of property, plant and equipment	1.2	0.7
Impairment of goodwill	—	151.1
Change in the fair value of financial instruments	—	(0.1)
Deferred income taxes	(0.6)	0.4
Changes in assets and liabilities:
Accounts receivable	(63.6)	41.6
Inventories	(332.4)	(1.2)
Prepaid expenses and other current assets	(16.0)	(6.3)
Other non-current assets	0.0	(1.0)
Accounts payable	131.1	(22.8)
Accrued compensation and related benefits	12.2	(0.6)
Income taxes payable	3.3	(12.1)
Operating lease right-of-use assets and operating lease liabilities	(0.9)	10.2
Other liabilities	30.2	(4.6)
Net cash provided by (used in) operating activities	(116.7)	57.5
Cash flows from investing activities:
Purchases of property, plant and equipment	(45.3)	(40.2)
Proceeds from sale of equipment	0.1	3.2
Net cash used in investing activities	(45.2)	(37.0)
Cash flows from financing activities:
Proceeds from the issuance of common stock under at-the-market offering, net of commissions and fees	34.0	—
At-the-market offering costs for the issuance of common stock	(0.1)	—
Proceeds from the issuance of convertible notes	600.0	—
Borrowings on revolving credit facility	50.0	—
Proceeds from bank borrowings	—	59.3
Extinguishment of bank borrowings	—	(59.3)
Proceeds from issuance of common stock	1.1	1.1
Payment of debt issuance costs	(17.4)	(0.6)
Repurchase of common stock	(40.0)	(3.4)
Payment for capped call transactions	(25.1)	—
Principal payments on bank borrowings	(481.5)	(18.2)
Employees’ taxes paid upon vesting of restricted stock units	(4.3)	(1.1)
Payments of dividends to a joint venture shareholder	(0.1)	(0.1)
Net cash provided by (used in) financing activities	116.6	(22.3)
Effect of exchange rate changes on cash and cash equivalents	4.4	2.0
Net increase (decrease) in cash and cash equivalents	(40.9)	0.2
Cash and cash equivalents at beginning of period	311.8	313.9
Cash and cash equivalents at end of period	$270.9	$314.1
Supplemental cash flow information:
Income taxes paid, net of income tax refunds	$43.3	$35.2
Interest paid	$6.6	$31.4
Non-cash investing and financing activities:
Property, plant and equipment purchased included in accounts payable and other liabilities	$12.0	$4.4
(See accompanying Notes to Condensed Consolidated Financial Statements)

ULTRA CLEAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended September 25, 2026
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance June 26, 2026	45.3	$0.1	$560.8	2.9	$(88.7)	$180.0	$(12.4)	$639.8	$77.3	$717.1
Proceeds from at-the-market offering, net of fees	0.4	0.0	34.0	—	—	—	—	34.0	—	34.0
Employees' taxes paid upon vesting of restricted stock units	—	—	(0.8)	—	—	—	—	(0.8)	—	(0.8)
Stock-based compensation expense	—	—	7.6	—	—	—	—	7.6	—	7.6
Net income	—	—	—	—	—	39.1	—	39.1	1.7	40.8
Other comprehensive income	—	—	—	—	—	—	7.8	7.8	6.8	14.6
Balance September 25, 2026	45.7	$0.1	$601.6	2.9	$(88.7)	$219.1	$(4.6)	$727.5	$85.8	$813.3

	Nine Months Ended September 25, 2026
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance December 26, 2025	45.5	$0.1	$578.7	1.7	$(48.4)	$189.2	$(8.6)	$711.0	$73.1	$784.1
Proceeds from at-the-market offering, net of fees	0.4	0.0	34.0	—	—	—	—	34.0	—	34.0
Issuance under employee stock plans	0.5	0.0	1.1	—	—	—	—	1.1	—	1.1
Employees' taxes paid upon vesting of restricted stock units	—	—	(4.3)	—	—	—	—	(4.3)	—	(4.3)
Stock-based compensation expense	—	—	17.2	—	—	—	—	17.2	—	17.2
Repurchase of common stock	(0.7)	—	—	0.7	(40.3)	—	—	(40.3)	—	(40.3)
Shares transfer from employee stock plans	—	—	—	0.5	—	—	—	—	—	—
Capped call transactions	—	—	(25.1)	—	—	—	—	(25.1)	—	(25.1)
Net income	—	—	—	—	—	29.9	—	29.9	7.9	37.8
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Other comprehensive income	—	—	—	—	—	—	4.0	4.0	4.9	8.9
Balance September 25, 2026	45.7	$0.1	$601.6	2.9	$(88.7)	$219.1	$(4.6)	$727.5	$85.8	$813.3

	Three Months Ended September 26, 2025
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance June 27, 2025	45.3	$0.1	$568.8	1.7	$(48.4)	$203.4	$(4.5)	$719.4	$70.4	$789.8
Issuance under employee stock plans	0.1	0.0	0.0	—	—	—	—	0.0	—	0.0
Employees' taxes paid upon vesting of restricted stock units	0.0	0.0	(0.4)	—	—	—	—	(0.4)	—	(0.4)
Stock-based compensation expense	—	—	4.4	—	—	—	—	4.4	—	4.4
Net income (loss)	—	—	—	—	—	(10.9)	—	(10.9)	2.8	(8.1)
Other comprehensive loss	—	—	—	—	—	—	(2.6)	(2.6)	(1.8)	(4.4)
Balance September 26, 2025	45.4	$0.1	$572.8	1.7	$(48.4)	$192.5	$(7.1)	$709.9	$71.4	$781.3

	Nine Months Ended September 26, 2025
	Common Stock			Treasury shares
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of UCT	Noncontrolling Interests	Total Equity
(In millions)
Balance December 27, 2024	45.1	$0.1	$558.4	1.5	$(45.0)	$370.4	$(10.3)	$873.6	$62.2	$935.8
Issuance under employee stock plans	0.5	0.0	1.1	—	—	—	—	1.1	—	1.1
Employees' taxes paid upon vesting of restricted stock units	0.0	0.0	(1.1)	—	—	—	—	(1.1)	—	(1.1)
Stock-based compensation expense	—	—	14.4	—	—	—	—	14.4	—	14.4
Repurchase of common stock	(0.2)	—	—	0.2	(3.4)	—	—	(3.4)	—	(3.4)
Dividend payments to a joint venture shareholder	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Net income (loss)	—	—	—	—	—	(177.9)	—	(177.9)	6.9	(171.0)
Other comprehensive income	—	—	—	—	—	—	3.2	3.2	2.4	5.6
Balance September 26, 2025	45.4	$0.1	$572.8	1.7	$(48.4)	$192.5	$(7.1)	$709.9	$71.4	$781.3

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
Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU No. 2024-03”), which requires entities to provide disaggregated disclosure of certain expense categories within relevant income statement captions, including, but not limited to, inventory purchases, employee compensation, depreciation, amortization, and depletion. In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU No. 2025-01”), which

Index to Notes
confirmed that the guidance in ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The guidance is required to be applied prospectively, although retrospective application is permitted. The Company is currently evaluating the impact of ASU 2024-03 and ASU 2025-01 on its financial statement disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40):Targeted Improvements to the Accounting for Internal-Use Software (“ASU No. 2025-06”). The amendments in this update provide targeted improvements to the accounting for internal-use software costs by removing the concept of “project stages,” introducing a new capitalization threshold based on when management authorizes and commits to funding the project, and requiring that capitalization only occur when completion of the software is probable. The ASU also introduces the concept of “significant development uncertainty,” under which capitalization should cease until such uncertainty is resolved. Additionally, the amendments relocate the guidance for website development costs from ASC 350-50 to ASC 350-40 and require expanded disclosures for capitalized internal-use software costs consistent with those for long-lived assets under ASC 360-10. Entities may apply the guidance prospectively, retrospectively, or using a modified retrospective approach, with early adoption permitted. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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

Index to Notes
2. BALANCE SHEET INFORMATION
Accounts Receivable Factoring Agreements
The Company has receivables factoring arrangements pursuant to which certain receivables are sold to a bank without recourse in exchange for cash. Transactions under this arrangement are accounted for as sales under ASC 860, Transfers and Servicing of Financial Assets, with the sold receivables removed from the Company’s balance sheet. Under these arrangements, the Company does not maintain any beneficial interest in the receivables sold, and the bank’s purchase of eligible receivables is subject to a maximum amount of $40.0 million of uncollected receivables originated within the United States. The Company services the receivables on behalf of the bank but otherwise maintains no significant continuing involvement with respect to the receivables. Sale proceeds, which are representative of the fair value of factored receivables, less a factoring fee, are reflected in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows, and the Company did not receive any proceeds in excess of the fair value of factored receivables during the periods presented. During the three and nine months ended September 25, 2026, the Company received cash proceeds of $35.8 million and $84.7 million, respectively, from the sale of accounts receivable under these arrangements. As of September 25, 2026, $27.0 million of receivables factored under these arrangements had been sold and removed from the Company’s Condensed Consolidated Balance Sheet.
Inventories
Inventories consisted of the following:

(In millions)	September 25, 2026	December 26, 2025
Raw materials	$408.9	$208.3
Work in process	269.4	148.4
Finished goods	45.0	34.2
Total	$723.3	$390.9
Property, plant and equipment, net
Property, plant and equipment, net, consisted of the following:

(In millions)	September 25, 2026	December 26, 2025
Land	$6.3	$5.9
Buildings	57.8	54.3
Leasehold improvements	157.7	148.1
Machinery and equipment	253.2	236.8
Computer equipment and software	97.8	95.9
Furniture and fixtures	4.4	4.2
	577.2	545.2
Accumulated depreciation	(276.6)	(243.0)
Construction in progress	43.8	22.4
Total	$344.4	$324.6
Capitalized interest was not significant for the nine months ended September 25, 2026, or for the fiscal year ended December 26, 2025.

Index to Notes
3. FAIR VALUE
The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

		Fair Value Measurement at Reporting Date Using
Description	September 25, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other liabilities:
Pension obligation	$2.7	$—	$—	$2.7

		Fair Value Measurement at Reporting Date Using
Description	December 26, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Other non-current assets:
Plan assets	$0.7	$—	$—	$0.7
Other liabilities:
Pension obligation	$2.3	$—	$—	$2.3
The estimated fair value of the pension obligation is based on expected years of service and average compensation. The valuation model used to value pension obligation utilizes mortality rate, inflation, interest rate risks and changes in the life expectancy for pensioners. These assumptions are routinely made in the appraisal process by the independent actuary resulting in a Level 3 classification. As of September 25, 2026, the Company’s aggregate pension benefit obligations were $13.1 million and the fair value of the pension plan assets was $10.4 million, resulting in underfunded pension benefit obligations of $2.7 million. The Company recognizes the overfunded or underfunded status of defined benefit pension plans, measured as the difference between the fair value of the plan assets and the benefit obligation. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability.
There were no transfers in or out of any level during the nine months ended September 25, 2026 and September 26, 2025. Fair value adjustments were noncash, and therefore did not impact the Company’s liquidity or capital resources.
4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the consideration transferred over the fair value of tangible and identifiable intangible assets acquired, less liabilities assumed in a business combination. During the nine months ended September 25, 2026, the Company did not recognize any impairment charges or additions to goodwill. Details of aggregate goodwill of the Company are as follows:

(In millions)	Products	Services	Total
Balance at December 26, 2025	$114.2	$—	$114.2
Balance at September 25, 2026	$114.2	$—	$114.2
Intangible Assets
Intangible assets are generally recorded in connection with business acquisitions and are amortized over their estimated useful lives. The Company evaluates the useful lives of its intangible assets each reporting period and reviews such assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable.

Index to Notes
Details of intangible assets were as follows:

		As of September 25, 2026			As of December 26, 2025
(Dollars in millions)	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	6 - 10	$207.2	$(148.7)	$58.5	$207.2	$(135.6)	$71.6
Recipes	20	73.2	(29.6)	43.6	73.2	(26.8)	46.4
Intellectual property/know-how	7 - 15	48.9	(30.5)	18.4	48.9	(27.2)	21.7
Tradename	4 - 6*	32.5	(23.5)	9.0	32.5	(23.4)	9.1
Standard operating procedures	20	8.6	(3.5)	5.1	8.6	(3.2)	5.4
Developed technology	5	4.6	(2.8)	1.8	4.6	(2.0)	2.6
Total		$375.0	$(238.6)	$136.4	$375.0	$(218.2)	$156.8
*The Company concluded that the useful life of the UCT tradename of $9.0 million is indefinite and is therefore not amortized but is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
The Company amortizes its intangible assets on a straight-line or accelerated basis over the estimated economic life of the assets. Amortization expense was approximately $6.8 million and $20.4 million for the three and nine months ended September 25, 2026, respectively. For the three and nine months ended September 26, 2025, amortization expense was approximately $6.9 million and $21.2 million, respectively. Amortization expense related to recipes, standard operating procedures, developed technology and certain intellectual property/know-how is included in cost of revenues, while the remaining amortization expense is included in general and administrative expense. As of September 25, 2026, future estimated amortization expense is expected to be as follows:

(In millions)	Amortization Expense
2026 (remaining in year)	$6.9
2027	26.9
2028	23.8
2029	16.2
2030	15.3
Thereafter	38.3
Total	$127.4
5. LONG-TERM DEBT
Long-term debt was as follows:

(In millions)	September 25, 2026	December 26, 2025
Term loan	$—	$481.4
Revolver	50.0	—
Convertible Notes	600.0	—
Total debt	650.0	481.4
Current portion, net	—	(9.9)
Debt issuance costs	(14.9)	(4.5)
Total long-term debt	$635.1	$467.0
Term Loan and Revolving Credit Facilities
On April 23, 2026, the Company entered into the Tenth Amendment to its Credit Agreement, dated as of August 27, 2018 (as amended, the “Credit Agreement”), which increased the revolving credit facility from $150.0 million to $250.0 million and extended the maturity date from August 27, 2027 to April 23, 2031. The revolving credit facility bears interest at Term SOFR plus an applicable margin ranging from 1.25% to 1.75%, based on the Company's Consolidated Secured Net Leverage Ratio. The amended Credit Agreement requires the Company to maintain a maximum Consolidated Secured Net

Index to Notes
Leverage Ratio of 3.25 to 1.00 (or 3.75 to 1.00 for any reference period in which a Material Acquisition is consummated) and a minimum Cash Interest Coverage Ratio of 3.00 to 1.00. The Company incurred approximately $1.3 million in new debt issuance costs and had approximately $0.9 million of unamortized deferred issuance costs from the prior facility; of these amounts, approximately $1.9 million will be deferred and amortized over the new five-year term, while approximately $0.3 million was recognized as expense in the second quarter of fiscal 2026. As of September 25, 2026, total unamortized debt issuance costs related to the revolving credit facility were $1.8 million, which is included in other non-current assets in the accompanying condensed consolidated balance sheets.
The Company pays a quarterly commitment fee in arrears on the average daily available commitment outstanding, at a rate ranging from 0.20% to 0.25% based on the Company's Consolidated Secured Net Leverage Ratio.
Outstanding letters of credit and outstanding borrowings reduce the availability of the revolving credit facility. As of September 25, 2026, the Company had $195.7 million available under the revolving credit facility, net of $4.3 million of outstanding letters of credit and $50.0 million of outstanding borrowings. The letter of credit facility has an available commitment of $50.0 million and a maturity date of April 23, 2031. The Company pays a quarterly fee in arrears on the dollar equivalent of all outstanding letters of credit equal to the applicable margin for Term SOFR loans under the revolving credit facility, and a fronting fee equal to 0.125% per annum of the undrawn and unexpired amount of each letter of credit. As of September 25, 2026, the Company had $4.3 million of outstanding letters of credit and $45.7 million of available commitments remaining under the letter of credit facility.
During the nine months ended September 25, 2026, the Company borrowed $50.0 million under the revolving credit facility, consisting of $15.0 million in the second quarter and $35.0 million in the third quarter of fiscal 2026. As of September 25, 2026, the $50.0 million remained outstanding and bore interest at a weighted-average rate of 4.9%. The Company was in compliance with all financial covenants under the Credit Agreement as of September 25, 2026.
In addition, the Company maintains credit agreements with financial institutions in Czechia and in Israel, which provide for revolving credit facilities of up to 7.0 million euros (approximately $8.0 million) and $5.0 million, respectively. As of September 25, 2026, there were no borrowings outstanding under these facilities; however, $2.1 million of the Czechia facility was utilized for outstanding bank guarantees.
As of September 25, 2026, the Company had $195.7 million, $5.9 million and $5.0 million available to draw from its credit facilities in the U.S., Czechia and Israel, respectively.
During the nine months ended September 25, 2026, the Company repaid its term loan facility in full. In March 2026, the Company used a portion of the proceeds from the issuance of the Convertible Notes to repay $459.0 million of the outstanding term loan. During the second quarter of fiscal 2026, the Company prepaid the remaining $19.4 million outstanding, retiring the facility in full. Including $3.1 million of scheduled principal payments, total term loan repayments were $481.5 million during the nine months ended September 25, 2026. In connection with these repayments, the Company recognized a loss on extinguishment of debt of $3.4 million during the nine months ended September 25, 2026, consisting primarily of the write-off of unamortized debt issuance costs. The loss is included in other income (expense), net, in the Condensed Consolidated Statements of Operations.
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
Each $1,000 principal amount of the Convertible Notes is initially convertible into 11.80 shares of the Company’s common stock (the “Conversion Option”), which is equivalent to an initial conversion price of approximately $84.75 per share of common stock, subject to adjustment upon the occurrence of specified events. The initial conversion price represents a premium of approximately 42.5% to the $59.47 per share closing price of the Company’s common stock on February 26, 2026. The Convertible Notes are convertible at the option of the holders prior to the close of business on the business day immediately preceding December 16, 2030, only under the following conditions: (1) during any fiscal quarter (and only during such fiscal quarter) commencing after the fiscal quarter ended on June 26, 2026, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter; (2) during the five consecutive business days immediately after any ten consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of common stock and the conversion rate on such trading day; (3) if the Company calls any Convertible Notes for redemption; or (4) upon the occurrence of specified distributions or corporate events. On or after December 16, 2030, holders may

Index to Notes
convert the Convertible Notes at any time until the close of business on the second scheduled trading day immediately prior to the maturity date regardless of the foregoing conditions. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in respect of the remainder, if any, of the conversion value in excess of the aggregate principal amount of the Convertible Notes being converted.
If the Company undergoes a fundamental change (as defined in the indenture governing the Convertible Notes), subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their Convertible Notes, at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.
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
As of September 25, 2026, the closing price of the Company’s common stock was $77.69 per share, which was below $110.17 per share, or 130% of the initial conversion price of $84.75 per share. The closing price of the Company’s common stock did not exceed $110.17 per share for at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the quarter ended September 25, 2026. Accordingly, the Convertible Notes are not convertible at the option of the holders pursuant to this condition during the fiscal quarter ending January 1, 2027. The Convertible Notes were also not convertible pursuant to this condition during the quarter ended September 25, 2026, and are classified as long-term debt as of September 25, 2026.
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

The net carrying amount of the Convertible Notes as of September 25, 2026 was as follows (in millions):

(In millions)	September 25, 2026
Principal	$600.0
Unamortized issuance costs	(14.9)
Net carrying amount	$585.1

Interest expense related to the Convertible Notes for the three and nine months ended September 25, 2026 was $0.8 million and $1.8 million, respectively, consisting entirely of amortization of debt issuance costs. The Convertible Notes do not bear contractual interest. The debt issuance costs are amortized into interest expense over the term of the Convertible Notes at an effective interest rate of 0.6%.
In connection with the issuance of the Convertible Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call”) with certain financial institutions. The Capped Call has an initial strike price of approximately $84.75, subject to certain adjustments, which corresponds to the initial conversion price of the Convertible Notes. The Capped Call has an initial cap price of $104.07 per share, subject to certain adjustments. The Capped Call is expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the Convertible Notes, with such offset subject to a cap based on the cap price. The Capped Call is subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offers, and announcement events. In addition, the Capped Call is subject to certain specified additional disruption events that may give

Index to Notes
rise to a termination of the Capped Call, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings, and hedging disruptions. The Capped Call meets the conditions under the related accounting guidance for equity classification and is recorded in Additional paid-in capital. The Capped Call will not be remeasured as long as it continues to meet the conditions for equity classification.
The Company’s long-term debt consists of the Convertible Notes and borrowings under the revolving credit facility. The fair value of the Convertible Notes is based on Level 2 inputs and was determined using quoted prices for the notes and similar instruments in inactive markets as of the last trading day of the reporting period. As of September 25, 2026, the estimated fair value of the Convertible Notes was $737.0 million. The carrying value of borrowings under the revolving credit facility approximates fair value because the borrowings bear interest at variable rates that reflect current market rates, and is classified as Level 2 in the fair value hierarchy.
6. INCOME TAXES
The Company recorded an income tax provision of $10.3 million and $8.7 million for the three months ended September 25, 2026 and September 26, 2025, respectively, and $47.5 million and $23.3 million for the nine months ended September 25, 2026 and September 26, 2025, respectively.
The Company’s effective tax rate was 20.2% and 1450.0% for the three months ended September 25, 2026 and September 26, 2025, respectively, and 55.7% and (15.8)% for the nine months ended September 25, 2026 and September 26, 2025, respectively.
The change in the respective tax rates for the three months ended September 25, 2026 compared to the three months ended September 26, 2025 primarily reflects the increase in worldwide pretax book income, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates, and the impact of losses in jurisdictions with valuation allowances on deferred tax assets.
The change in the respective tax rates for the nine months ended September 25, 2026 compared to the nine months ended September 26, 2025 primarily reflects the tax effects of a distribution of earnings from, and a change in ownership of, one of the Company’s foreign subsidiaries in the current year, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates, and the impact of losses in jurisdictions with valuation allowances on deferred tax assets.
Management continuously evaluates the need for a valuation allowance and, as of September 25, 2026, concluded that a valuation allowance on its U.S. federal, state and certain foreign deferred tax assets was still appropriate.
During the nine months ended September 25, 2026, the Company recorded discrete income tax expense of $15.1 million related to a distribution of earnings from one of its China subsidiaries and $9.6 million related to a change in ownership of one of its foreign subsidiaries.
As of September 25, 2026 and December 26, 2025, the Company’s gross liability for unrecognized tax benefits, excluding interest, was $9.0 million and $5.6 million, respectively. Increases or decreases to interest and penalties on uncertain tax positions are included in the income tax provision in the Condensed Consolidated Statements of Operations. Although it is possible that some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.
The Organization for Economic Cooperation and Development (“OECD”) reached agreement among certain member countries to implement a global minimum tax framework, commonly referred to as Pillar Two, which established a minimum 15 percent income tax rate. Pillar Two did not have a significant impact on the Company's financial statements for fiscal year 2025. This legislation is effective for the Company in additional jurisdictions beginning in fiscal 2026, most notably in Singapore and Malaysia, where the Company currently benefits from a low tax rate under certain tax incentives. The Company has accounted for the impacts of Pillar Two in its provision for income taxes for the three and nine months ended September 25, 2026.
In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the U.S. The OBBBA included numerous provisions that affect corporate taxation, including changes to bonus depreciation, the expensing of domestic research costs, and modifications to certain U.S. international tax rules. Certain of the U.S. international provisions of the OBBBA became effective in the Company's fiscal 2026. The Company has analyzed the impacts of the OBBBA and reflected them in the current period. These impacts did not have a material effect on the provision for income taxes for the three and nine months ended September 25, 2026.

Index to Notes
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
As of September 25, 2026, the benefit obligation of the plans was $13.1 million and the fair value of the benefit plan assets was $10.4 million which are invested in several fixed deposit accounts with financial institutions. As of September 25, 2026, the underfunded balance of the plans of $2.7 million has been recorded by the Company and is included in other liabilities.
Amounts recognized in accumulated other comprehensive income (loss) and contributions made for the three and nine months ended September 25, 2026 and September 26, 2025 were not material.
As of September 25, 2026, the Company’s future estimated payment obligations for the respective fiscal years are as follows:

(In millions)
2026	$1.6
2027	2.1
2028	3.1
2029	1.6
2030	1.5
Thereafter	9.0
Total	$18.9
Employee Savings and Retirement Plan
The Company sponsors a 401(k) savings and retirement plan (the “401(k) Plan”) for all U.S. employees who meet certain eligibility requirements. Participants can elect to contribute to the 401(k) Plan, on a pre-tax basis, up to 25% of their salary to a maximum of the IRS limit. The Company matches 50% of each employee's contribution, up to a maximum of 6% of the employee’s eligible earnings. The Company made discretionary employer contributions of $1.0 million and $2.9 million to the 401(k) Plan for the three and nine months ended September 25, 2026, respectively, and $1.0 million and $3.0 million to the 401(k) Plan for the three and nine months ended September 26, 2025, respectively.
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

Index to Notes
9. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
At-the-Market Offering Program
On August 14, 2026, the Company entered into a sales agreement (the “Sales Agreement”) with UBS Securities LLC, Barclays Capital Inc., Craig-Hallum Capital Group LLC and Oppenheimer & Co. Inc., as sales agents. Under the Sales Agreement, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $400.0 million through an “at-the-market” offering program (the “ATM Program”).
During the three and nine months ended September 25, 2026, the Company issued and sold 0.4 million shares of common stock under the ATM Program at a weighted-average price of $80.13 per share. Net proceeds were $34.0 million, after deducting fees, commissions, and other offering costs of $0.6 million.
Treasury Stock
On October 20, 2022, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $150 million of the Company’s common stock over a three-year period. During the nine months ended September 26, 2025, the Company repurchased approximately 0.2 million shares under this program with aggregate cost of $3.4 million.
On October 23, 2025, the Board of Directors approved a renewal of the share repurchase program, authorizing the Company to repurchase up to $150.0 million of its common stock over a three-year period. The Company did not repurchase any shares under the renewed program during the nine months ended September 25, 2026.
During the nine months ended September 25, 2026, the Company repurchased 0.7 million shares for $40.3 million through a privately negotiated transaction. These shares are held as treasury stock. The Company accounts for treasury stock using the cost method. The Company did not repurchase any shares during the three months ended September 25, 2026.
Non-controlling Interests
Noncontrolling interests are recognized to reflect the portion of equity in the Company’s consolidated subsidiaries that is not attributable, directly or indirectly, to the controlling stockholder. The Company’s consolidated entities include partially owned subsidiaries that provide outsourced cleaning and recycling of precision parts for the semiconductor industry through operating facilities in South Korea and China. The ownership interests held by other parties in these subsidiaries are presented as noncontrolling interests in the accompanying Condensed Consolidated Financial Statements. Net income attributable to noncontrolling interests is allocated based on the respective ownership interests and continues to be attributed even if such allocation results in a deficit noncontrolling interests balance.
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

Index to Notes
The following table shows the Company’s stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(In millions)	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Cost of revenues (1)	$0.9	$0.4	$2.6	$1.1
Research and development	0.3	0.1	0.6	0.4
Sales and marketing	0.7	0.4	1.6	1.3
General and administrative	5.7	3.5	12.4	11.6
Total stock-based compensation	$7.6	$4.4	$17.2	$14.4
(1)Stock-based compensation expense capitalized in inventory for the three and nine months ended September 25, 2026 and September 26, 2025 were immaterial.
Restricted Stock Units, Performance Stock Units and Restricted Stock Awards
The following table summarizes the Company’s combined RSU, PSU and RSA activity for the nine months ended September 25, 2026:

(In millions)	Number of Shares	Aggregate Intrinsic Value
Outstanding at December 26, 2025	1.6	$42.3
Granted	0.6
Vested	(0.5)
Forfeited	(0.3)
Outstanding at September 25, 2026	1.4	112.5
Expected to vest at September 25, 2026	1.4	$112.5
For the nine months ended September 25, 2026, the Company granted 0.5 million RSUs with a weighted-average grant date fair value of $81.79 per share.
For the nine months ended September 25, 2026, the Company granted 0.1 million PSUs with a total grant date fair value of $7.6 million.
As of September 25, 2026, approximately $54.4 million of unrecognized stock-based compensation cost related to employee and director awards remains to be amortized on a straight-line basis over a weighted-average period of 1.9 years, and will be adjusted for subsequent changes in future grants.
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
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (“ESPP”) permits employees to purchase common stock at a discount through payroll withholdings at certain specified dates (purchase period) within a defined offering period. The purchase price is 85% of the fair market value of the common stock at the end of the purchase period and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The aggregate number of shares authorized for issuance under the plan is 1.5 million.
During the nine months ended September 25, 2026, the Company issued 49 thousand shares under the ESPP.
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
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value-added, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Certain of our customers may receive cash-based incentives, such as rebates or credits, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. Accruals for unpaid customer rebates of $3.7 million and $1.9 million as of September 25, 2026 and December 26, 2025, respectively, were netted against accounts receivable. The Company’s disaggregated revenues are apportioned by segments within the Company’s Condensed Consolidated Statement of Operations. Certain services performed by the Company related to products sold to customers are included in Products revenue in the Condensed Consolidated Statement of Operations. These services are not material for any of the periods presented.
The Company’s principal markets include the Americas, Asia Pacific and EMEA. The Company’s foreign operations are conducted primarily through its subsidiaries in China, Czechia, Israel, Malaysia, Singapore, South Korea, Taiwan, and the

Index to Notes
United Kingdom. Revenues by geographic area are categorized based on the customer’s location to which the products were shipped or services were performed. The following table sets forth revenue by geographic area (in millions):

	Three Months Ended		Nine Months Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Singapore	$225.2	$180.8	$681.2	$563.5
United States	163.9	120.6	435.2	378.2
China	48.1	35.0	108.6	116.0
Austria	70.0	62.6	189.5	157.9
South Korea	37.8	28.0	97.3	85.8
Malaysia	129.5	19.3	202.7	59.0
Taiwan	20.7	18.0	55.6	43.3
Others	63.8	45.7	167.5	143.6
Total	$759.0	$510.0	$1,937.6	$1,547.3
The Company’s most significant customers (having individually accounted for 10% or more of revenues) are primarily from the Products segment and their related revenues as a percentage of total revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Lam Research Corporation	38.8%	39.4%	38.5%	36.0%
Applied Materials, Inc.	22.3	20.5	22.0	22.2
Total	61.1%	59.9%	60.5%	58.2%
As of September 25, 2026, gross accounts receivable from three customers each exceeded 10% of the Company's total gross accounts receivable, representing approximately 39.5% of the total in aggregate.
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

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Numerator:
Net income (loss) attributable to UCT	$39.1	$(10.9)	$29.9	$(177.9)
Denominator:
Shares used in computation — basic:
Basic weighted average common shares outstanding	45.4	45.4	45.3	45.2
Shares used in computation — diluted:
Weighted average common shares outstanding	45.4	45.4	45.3	45.2
Effect of potential dilutive securities:
Convertible notes	0.0	—	0.0	—
Employee stock plans	0.8	—	0.9	—
Diluted weighted average common shares outstanding	46.2	45.4	46.2	45.2
Net income (loss) per share attributable to UCT:
Basic	$0.86	$(0.24)	$0.66	$(3.93)
Diluted	$0.85	$(0.24)	$0.65	$(3.93)
The following outstanding potentially dilutive shares were excluded from the calculation of diluted net income (loss) per share of common stock because their impact would have been antidilutive for the period presented:

	Three Months Ended		Nine Months Ended
(In millions)	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Employee equity plan	0.0	1.4	0.0	1.2
Employee stock purchase plan	—	0.1	—	0.1
Convertible notes	—	—	—	—
Common shares excluded from calculation of diluted net income (loss) per share	0.0	1.5	0.0	1.3
14. REPORTABLE SEGMENTS
The Company’s Chief Executive Officer is the Company’s chief operating decision maker (“CODM”). The CODM primarily uses income from operations to evaluate each segment’s performance and allocate resources, primarily through periodic budgeting and segment performance reviews. Significant expenses within segment operating profit include cost of revenue, research and development, and selling, general and administrative expenses, which are each separately presented on the Company’s Condensed Consolidated Statements of Operations.
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
Segment Data

	Three Months Ended		Nine Months Ended
(In millions)	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Revenues:
Products	$681.9	$445.0	$1,720.3	$1,356.9
Services	77.1	65.0	217.3	190.4
Total segment revenues	$759.0	$510.0	$1,937.6	$1,547.3

Cost of revenues:
Products	$575.7	$380.4	$1,465.2	$1,163.9
Services	54.9	47.4	155.9	137.8
Total segment cost of revenues	$630.6	$427.8	$1,621.1	$1,301.7

Gross profit:
Products	$106.2	$64.6	$255.1	$193.0
Services	22.2	17.6	61.4	52.6
Total segment gross profit	$128.4	$82.2	$316.5	$245.6

Operating expenses:
Products
Research and development	$6.2	$5.5	$18.4	$16.0
Sales and marketing	12.6	12.3	37.6	37.0
General and administrative	40.7	38.9	120.6	115.2
Impairment of goodwill	—	—	—	77.6
Total Products operating expenses	59.5	56.7	176.6	245.8
Services
Research and development	2.6	2.4	7.7	7.2
Sales and marketing	3.3	2.7	10.2	8.5
General and administrative	9.3	9.8	27.5	28.9
Impairment of goodwill	—	—	—	73.5
Total Services operating expenses	15.2	14.9	45.4	118.1
Total segment operating expenses	$74.7	$71.6	$222.0	$363.9

Segment operating profit (loss):
Products	$46.7	$7.9	$78.5	$(52.8)
Services	7.0	2.7	16.0	(65.5)

Index to Notes

Total segment operating profit (loss)	$53.7	$10.6	$94.5	$(118.3)

Reconciliation of segment operating profit (loss):
Total segment operating profit (loss)	$53.7	$10.6	$94.5	$(118.3)
Interest income	1.4	1.1	3.8	3.0
Interest expense	(1.5)	(9.9)	(9.8)	(29.9)
Other income (expense), net	(2.5)	(1.2)	(3.2)	(2.5)
Income (loss) before provision for income taxes	$51.1	$0.6	$85.3	$(147.7)

Expenditures for segment property, plant and equipment
Products	$10.3	$7.5	$29.7	$26.4
Services	9.2	3.5	15.6	13.8
Total expenditures for segment assets	$19.5	$11.0	$45.3	$40.2

Depreciation and amortization
Products	$13.0	$12.7	$38.6	$37.8
Services	6.5	6.3	19.3	18.9
Total depreciation and amortization	$19.5	$19.0	$57.9	$56.7

(In millions)			September 25, 2026	December 26, 2025
Assets
Products			$1,706.6	$1,446.0
Services			397.8	283.0
Total segment assets			$2,104.4	$1,729.0
Long-lived assets comprised of operating lease right-of-use assets and property, plant and equipment, net, are reported based on the location of the asset. The carrying amount of long-lived assets in the United States, Malaysia, Israel, South Korea and other foreign countries were $172.2 million, $90.8 million, $64.4 million, $51.6 million and $121.7 million, respectively as of September 25, 2026, and $172.6 million, $81.0 million, $69.6 million, $50.0 million and $108.4 million, respectively as of December 26, 2025.
15. SUBSEQUENT EVENTS
From September 26, 2026 through October 28, 2026, the Company sold an additional 2.2 million shares of common stock under its ATM Program for net proceeds of $169.1 million. The Company used a portion of these proceeds to repay $50.0 million of outstanding borrowings under its revolving credit facility. As of October 28, 2026, no amounts were outstanding under the revolving credit facility, and approximately $193.2 million remained available for sale under the ATM Program.

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
In March 2026, the Company completed a significant financing transaction, issuing $600.0 million of convertible notes and using a portion of the proceeds to repay its term loan and enter into capped call transactions. Separately, the Company repurchased 0.7 million shares for $40.3 million through privately negotiated transactions at market price. In August 2026, the Company established an at-the-market equity offering program of up to $400.0 million (the “ATM Program”), under which it sold 0.4 million shares for net proceeds of $34.0 million during the third quarter. Subsequent to September 25, 2026 and through October 28, 2026, the Company sold an additional 2.2 million shares under the ATM Program for net proceeds of $169.1 million and used a portion of the proceeds to repay all $50.0 million of outstanding borrowings under its revolving credit facility. See Note 5, Long-Term Debt, and Note 15, Subsequent Events, of our Condensed Consolidated Financial Statements for additional information..

Critical Accounting Estimates
Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure at the date of our Condensed Consolidated Financial Statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to inventories, income taxes, business combinations, and goodwill, intangible assets and long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We consider certain accounting policies related to revenue recognition, inventory valuation, accounting for income taxes, business combinations, valuation of goodwill, intangible assets and long-lived assets to be critical policies due to the estimates and judgments involved in each.
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
Results of Operations
Fiscal Year
Our fiscal year consists of a 52- or 53-week period. Fiscal year 2026 is a 53-week period ending January 1, 2027, and fiscal year 2025 was a 52-week period ended December 26, 2025. The fiscal quarters ended September 25, 2026 and September 26, 2025 were both 13-week periods.
Discussion of Results of Operations for the Three and Nine months ended September 25, 2026 compared to the Three and Nine months ended September 26, 2025
Revenues

	Three Months Ended			Nine Months Ended
Revenues by Segment (Dollars in millions)	September 25, 2026	September 26, 2025	Percent Change	September 25, 2026	September 26, 2025	Percent Change
Products	$681.9	$445.0	53.2%	$1,720.3	$1,356.9	26.8%
Services	77.1	65.0	18.6%	217.3	190.4	14.1%
Total revenues	$759.0	$510.0	48.8%	$1,937.6	$1,547.3	25.2%
Products as a percentage of total revenues	89.8%	87.3%		88.8%	87.7%
Services as a percentage of total revenues	10.2%	12.7%		11.2%	12.3%
For the three and nine months ended September 25, 2026, Products revenues increased compared to the same periods in the prior year, primarily due to an increase in customer demand, driven by an overall market improvement in the semiconductor industry.
Services revenues increased for the three and nine months ended September 25, 2026 compared to the same periods in the prior year, primarily due to an increase in demand across its customer base.

	Three Months Ended			Nine Months Ended
Revenues by Geography (Dollars in millions)	September 25, 2026	September 26, 2025	Percent Change	September 25, 2026	September 26, 2025	Percent Change
United States	$163.9	$120.6	35.9%	$435.2	$378.2	15.1%
International	595.1	389.4	52.8%	1,502.4	1,169.1	28.5%
Total revenues	$759.0	$510.0	48.8%	$1,937.6	$1,547.3	25.2%
United States as a percentage of total revenues	21.6%	23.6%		22.5%	24.4%
International as a percentage of total revenues	78.4%	76.4%		77.5%	75.6%

Revenues by geographic area are categorized based on the location to which the products were shipped or the location where services were performed.
For the three and nine months ended September 25, 2026, U.S. and international revenues increased compared to the same periods in the prior year, primarily reflecting improved conditions in the semiconductor capital equipment market, which drove higher customer demand across multiple regions. International revenue grew faster than U.S. revenue in both periods, shifting the geographic mix further toward international.
Cost of Revenues

	Three Months Ended			Nine Months Ended
Cost of revenues by Segment (Dollars in millions)	September 25, 2026	September 26, 2025	Percent Change	September 25, 2026	September 26, 2025	Percent Change
Products	$575.7	$380.4	51.3%	$1,465.2	$1,163.9	25.9%
Services	54.9	47.4	15.8%	155.9	137.8	13.1%
Total Cost of revenues	$630.6	$427.8	47.4%	$1,621.1	$1,301.7	24.5%
Products cost as a percentage of total Products revenues	84.4%	85.5%		85.2%	85.8%
Services cost as a percentage of total Services revenues	71.2%	72.9%		71.7%	72.4%
Products cost of revenue consists of purchased materials, direct labor and manufacturing overhead.
For the three months ended September 25, 2026, Products cost of revenue increased by $195.3 million compared to the same period in the prior year. The increase was primarily driven by higher material, labor and manufacturing overhead costs of $167.8 million, $23.8 million, and $3.7 million, respectively, associated with increased production activity.
For the nine months ended September 25, 2026, Products cost of revenue increased by $301.3 million compared to the same period in the prior year. The increase was primarily driven by higher material, labor and manufacturing overhead costs of $248.5 million, $51.5 million, and $1.3 million, respectively, associated with increased production activity.
Services cost of revenues consists of direct labor, overhead, and materials such as chemicals, gases and consumables.
For the three and nine months ended September 25, 2026, Services cost of revenues increased by $7.5 million and $18.1 million, respectively, compared to the same periods in the prior year.
The increase for the three-month period was primarily driven by higher service volume, which resulted in increased labor, overhead, and material costs of $4.0 million, $2.6 million, and $0.9 million, respectively.
The increase for the nine-month period was primarily driven by higher service volume, which resulted in increased labor, overhead, and material costs of $10.0 million, $5.5 million, and $2.6 million, respectively.
Gross Margin

	Three Months Ended			Nine Months Ended
Gross Profit by Segment (Dollars in millions)	September 25, 2026	September 26, 2025	Percent Change	September 25, 2026	September 26, 2025	Percent Change
Products	$106.2	$64.6	64.4%	$255.1	$193.0	32.2%
Services	22.2	17.6	26.1%	61.4	52.6	16.7%
Gross profit	$128.4	$82.2	56.2%	$316.5	$245.6	28.9%
Gross Margin by Segment
Products	15.6%	14.5%		14.8%	14.2%
Services	28.8%	27.1%		28.3%	27.6%
Total Company	16.9%	16.1%		16.3%	15.9%
Gross profit and gross margins fluctuate with revenue levels, product mix, material costs, and labor costs.
Products gross profit and margin increased for the three and nine months ended September 25, 2026 compared to the same periods in the prior year, due to higher revenue levels, favorable absorption of fixed costs, a favorable product mix, and a shift in sales volumes across different geographic regions.

Services gross profit and gross margin increased for the three and nine months ended September 25, 2026 compared to the same periods in the prior year, primarily due to higher revenue levels and improved absorption of fixed costs, as cost of revenue grew at a slower rate than revenue.
Operating Margin

	Three Months Ended			Nine Months Ended
Operating Profit by Segment (Dollars in millions)	September 25, 2026	September 26, 2025	Percent Change	September 25, 2026	September 26, 2025	Percent Change
Products	$46.7	$7.9	491.1%	$78.5	$(52.8)	(248.7)%
Services	7.0	2.7	159.3%	16.0	(65.5)	(124.4)%
Operating profit	$53.7	$10.6	406.6%	$94.5	$(118.3)	(179.9)%
Operating Margin by Segment
Products	6.8%	1.8%		4.6%	(3.9)%
Services	9.1%	4.2%		7.4%	(34.4)%
Total Company	7.1%	2.1%		4.9%	(7.6)%
Products operating income and operating margin increased for the three and nine months ended September 25, 2026 compared to the same periods in the prior year, primarily reflecting higher gross profit. The increase for the nine-month period also reflects the absence of the $77.6 million goodwill impairment charge recorded in the second quarter of fiscal 2025.
Services operating income and operating margin increased for the three and nine months ended September 25, 2026 compared to the same periods in the prior year, primarily reflecting higher gross profit driven by increased revenue, with operating expenses not materially different. The increase for the nine-month period also reflects the absence of the $73.5 million goodwill impairment charge recorded in the second quarter of fiscal 2025.
Research and Development

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 25, 2026	September 26, 2025	Percent Change	September 25, 2026	September 26, 2025	Percent Change
Research and development	$8.8	$7.8	12.8%	$26.1	$23.2	12.5%
Research and development as a percentage of total revenues	1.2%	1.5%		1.3%	1.5%
Research and development expenses consist primarily of activities related to new component testing and evaluation, test equipment and fixture development, product design, the advancement of cleaning and coating and analytical processes, and other product-development activities.
Research and development expenses increased for the three and nine months ended September 25, 2026 compared to the same periods in the prior year, primarily due to higher employee-related compensation costs.
Sales and Marketing

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 25, 2026	September 26, 2025	Percent Change	September 25, 2026	September 26, 2025	Percent Change
Sales and marketing	$15.9	$15.1	5.3%	$47.8	$45.5	5.1%
Sales and marketing as a percentage of total revenues	2.1%	3.0%		2.5%	2.9%
Sales and marketing expenses consist primarily of salaries and commissions paid to our sales employees, salaries paid to our engineers who partner with sales and service employees to help determine the components and configuration requirements for new products and other costs related to the sales of our products.
Sales and marketing expenses increased for the three and nine months ended September 25, 2026 compared to the same periods in the prior year, primarily due to higher employee-related costs.

General and Administrative

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 25, 2026	September 26, 2025	Percent Change	September 25, 2026	September 26, 2025	Percent Change
General and administrative	$50.0	$48.7	2.7%	$148.1	$144.1	2.8%
General and administrative as a percentage of total revenues	6.6%	9.5%		7.6%	9.3%
General and administrative expenses primarily consist of personnel expenses for executive, finance, legal, and human resources employees, professional fees for external accounting, legal and consulting services, and other corporate overhead costs, including compliance and reporting costs associated with operating as a public company.
General and administrative expenses increased for the three and nine months ended September 25, 2026 compared to the same periods in the prior year, primarily due to higher employee-related costs.
Interest and Other Expense, net

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 25, 2026	September 26, 2025	Percent Change	September 25, 2026	September 26, 2025	Percent Change
Interest income	$1.4	$1.1	27.3%	$3.8	$3.0	26.7%
Interest expense	$(1.5)	$(9.9)	(84.8)%	$(9.8)	$(29.9)	(67.2)%
Other expense, net	$(2.5)	$(1.2)	108.3%	$(3.2)	$(2.5)	28.0%
Interest income increased modestly for the three and nine months ended September 25, 2026 compared to the same periods in the prior year.
Interest expense decreased for the three and nine months ended September 25, 2026 compared to the same periods in the prior year, primarily due to lower interest expense following the term loan prepayment, partially offset by higher amortization of debt issuance costs related to the Convertible Notes.
Other expense, net, for the three months ended September 25, 2026 primarily consisted of foreign exchange losses of $3.6 million partially offset by government grants of $1.6 million. For the three months ended September 26, 2025, other expense, net primarily consisted of debt modification-related costs of $1.1 million.
Other expense, net, for the nine months ended September 25, 2026 primarily consisted of a $3.4 million loss on extinguishment of debt related to the term loan repayments and bank fees related to the Company’s credit facilities and accounts receivable factoring arrangements of $1.3 million, partially offset by government grants of $1.6 million. For the nine months ended September 26, 2025, other expense, net primarily consisted of foreign exchange losses of $3.4 million and debt modification-related costs of $1.1 million, partially offset by government grants of $2.2 million.
Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 25, 2026	September 26, 2025	Percent Change	September 25, 2026	September 26, 2025	Percent Change
Provision for income taxes	$10.3	$8.7	18.4%	$47.5	$23.3	103.9%
Effective tax rate	20.2%	1450.0%		55.7%	(15.8)%
The increase in the provision for income taxes for the three months ended September 25, 2026 compared to the same period in the prior year is primarily attributable to the increase in worldwide pretax book income, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates, and the impact of losses in jurisdictions with valuation allowances on deferred tax assets.
The increase in the provision for income taxes for the nine months ended September 25, 2026 compared to the same period in the prior year is primarily attributable to the impact of a distribution of earnings from, and change in ownership of, one of the Company’s foreign subsidiaries in the current year, changes in the geographic mix of worldwide earnings and financial results in jurisdictions which are taxed at different rates, and the impact of losses in jurisdictions with valuation allowances on deferred tax assets.

During the nine months ended September 25, 2026, the Company recorded discrete income tax expense of $15.1 million related to a distribution of earnings from one of its China subsidiaries and $9.6 million related to a change in ownership of one of its foreign subsidiaries.
Management continuously evaluates the need for a valuation allowance on its deferred tax assets and, as of September 25, 2026, concluded that a valuation allowance on its U.S. federal, state and certain of its foreign deferred tax assets remained appropriate.
Liquidity and Capital Resources
Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents:

(In millions)	September 25, 2026	December 26, 2025	Increase (Decrease)
Total cash and cash equivalents	$270.9	$311.8	$(40.9)
The following table summarizes the Condensed Consolidated Statements of Cash Flows information:

	Nine Months Ended
(In millions)	September 25, 2026	September 26, 2025
Operating activities	$(116.7)	$57.5
Investing activities	(45.2)	(37.0)
Financing activities	116.6	(22.3)
Effects of exchange rate changes on cash and cash equivalents	4.4	2.0
Net increase (decrease) in cash and cash equivalents	$(40.9)	$0.2
Our primary cash inflows and outflows were as follows:
•For the nine months ended September 25, 2026, cash used in operating activities was $116.7 million, compared to cash provided by operating activities of $57.5 million for the same period in the prior year. The $174.2 million decrease in net cash provided by operating activities was primarily driven by an unfavorable change in net working capital of $239.3 million and an unfavorable change in non-cash items included in net income (loss) of $143.7 million, partially offset by a $208.8 million improvement in net income (loss).
•The primary contributors to net changes in operating assets and liabilities for the nine months ended September 25, 2026 were as follows:
◦Accounts payable increased by $131.1 million, accrued compensation and related benefits increased by $12.2 million, and other liabilities increased by $30.2 million, primarily reflecting increased production activities and the timing of payments.
◦Accounts receivable increased by $63.6 million, primarily due to higher revenue and the timing of shipments and collections. Inventories increased by $332.4 million due to higher purchases and production levels to support customer demand. Prepaid and other current assets increased by $16.0 million, primarily due to higher prepaid expenses and deposits.
•Net cash used in investing activities during the nine months ended September 25, 2026 and September 26, 2025 consisted primarily of purchases of property, plant and equipment of $45.3 million and $40.2 million, respectively.
•Net cash provided by financing activities was $116.6 million for the nine months ended September 25, 2026, compared to cash used in financing activities of $22.3 million for the same period in the prior year. The increase was primarily driven by $600.0 million of proceeds from the issuance of the Convertible Notes and $50.0 million of borrowings under the revolving credit facility and $34.0 million of net proceeds from the issuance of common stock under the at-the-market equity program. These proceeds were partially offset by principal payments on bank borrowings of $481.5 million, repurchases of common stock of $40.0 million, payments for capped call transactions of $25.1 million, and payments of debt issuance costs of $17.4 million. In the prior year, financing activities primarily reflected $18.2 million of term loan principal payments and $3.4 million of share repurchases.
We believe we have sufficient capital to fund our working capital needs, satisfy our debt obligations, maintain our existing capital equipment, purchase new capital equipment and make strategic acquisitions. As of September 25, 2026, we had cash and cash equivalents of $270.9 million compared to $311.8 million as of December 26, 2025. Our cash and cash equivalents, cash generated from operations, and amounts available under our revolving line of credit and our at-the-market equity program, each described below, were our principal sources of liquidity as of September 25, 2026.
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

During the nine months ended September 25, 2026, the Company sold accounts receivable totaling $84.7 million under this arrangement.
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
As of September 25, 2026, we have cash of approximately $198.8 million in our foreign subsidiaries. It is not practicable to determine the tax liability that might be incurred if the undistributed earnings of these foreign subsidiaries were to be distributed. It is the Company’s practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations, except for certain of its subsidiaries based in Singapore and China. There is no expected Singapore or U.S. tax liability on a distribution of the Singapore earnings. However, the Company has accrued taxes on a portion of the undistributed earnings of the China subsidiary in its financial statements as of September 25, 2026.
Borrowing Arrangements
The following table summarizes our borrowings:

	September 25, 2026
(Dollars in millions)	Amount	Weighted- Average Interest Rate
Revolver	$50.0	4.9%
Convertible Notes	600.0	0.0%
Debt issuance costs	(14.9)
	$635.1
The Company’s total gross debt as of September 25, 2026 consisted of $600.0 million aggregate principal amount of 0.0% Convertible Notes due 2031 issued in fiscal year 2026 and $50.0 million of outstanding borrowings under the revolving credit facility. The Company's term loan facility was repaid in full during fiscal year 2026 and carried no outstanding balance as of September 25, 2026.
On April 23, 2026, the Company entered into the Tenth Amendment to its Credit Agreement, which increased the aggregate revolving credit commitment from $150.0 million to $250.0 million and extended the maturity date to April 23, 2031. As of September 25, 2026, the Company had $50.0 million of borrowings outstanding under the revolving credit facility, and available borrowing capacity was $195.7 million, net of outstanding letters of credit and borrowings. The Company was in compliance with all financial covenants under the Credit Agreement as of September 25, 2026.

The Company also maintains credit facilities in Czechia and Israel, which provide for revolving credit capacity of up to 7.0 million euros (approximately $8.0 million) and $5.0 million, respectively. As of September 25, 2026, there were no borrowings outstanding under either facility; however, $2.1 million of the Czechia facility was utilized for outstanding bank guarantees.
As of September 25, 2026, the Company had $195.7 million, $5.9 million and $5.0 million available to draw from its credit facilities in the U.S., Czechia, and Israel, respectively.
See Note 5 - Long-Term Debt, of our Condensed Consolidated Financial Statements, included in Part 1 of this Form-10Q for additional information.
ATM Program
On August 14, 2026, we entered into a sales agreement (the “Sales Agreement”) with certain sales agents. Under the Sales Agreement, we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $400.0 million through an “at-the-market” offering program (the “ATM Program”). During the three and nine months ended September 25, 2026, we sold 0.4 million shares under the ATM Program for net proceeds of $34.0 million. During the three and nine months ended September 25, 2026, the aggregate compensation paid to sales agents under the Sales Agreement was $0.6 million. Subsequent to September 25, 2026 and through October 28, 2026, we sold an additional 2.2 million shares under the ATM Program for net proceeds of $169.1 million, a portion of which was used to repay the $50.0 million outstanding under our revolving credit facility. As of October 28, 2026, approximately $193.2 million remained available under the ATM Program.
Capital Expenditures
Capital expenditures were $45.3 million during the nine months ended September 25, 2026 and were primarily attributable to the capital invested in our manufacturing and service facilities worldwide. Our anticipated capital expenditures for the remainder of fiscal 2026 are expected to be financed primarily from our cash flow generated from operations and cash on hand.
Contractual Obligations
The Company had commitments to various third parties to purchase inventories totaling approximately $1,111.0 million as of September 25, 2026.
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification against certain liabilities to our customers, which may include claims of losses by their own customers resulting out of property damages, bodily injuries or deaths, or infringement of intellectual property rights by our products. Our potential liability arising out of intellectual property infringement claims by any third party is generally uncapped. As of September 25, 2026, we have not incurred any significant costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
During the nine months ended September 25, 2026, the Company repaid in full the remaining $481.5 million outstanding under its term loan facility, significantly reducing the Company's variable-rate debt and corresponding exposure to interest rate risk. As of September 25, 2026, the Company's remaining variable-rate debt consisted of $50.0 million outstanding under its revolving credit facility. A hypothetical 100 basis point increase in borrowing rates on this outstanding balance would not have a material impact on the Company's results of operations. Refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 26, 2025, for a more complete discussion of the market risks we encounter.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 25, 2026, pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 25, 2026, to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 25, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 25, 2026, we had approximately $50.0 million principal amount of indebtedness for borrowed money outstanding under our credit agreement and $600.0 million aggregate principal amount of indebtedness outstanding under our convertible notes issued in March 2026 (the “2031 Convertible Notes”).
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
None.
(b)Use of Proceeds from Securities
None.
(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On October 23, 2025, the Board of Directors approved a renewal of the share repurchase program. The renewed program authorizes the Company to repurchase up to $150.0 million of the Company's common stock over a three-year period. This program may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock. The Company did not repurchase any shares of its common stock during the three months ended September 25, 2026. As of September 25, 2026, $150.0 million remained available for repurchase under the program.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not Applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits
(a)Exhibits
The following exhibits are filed with this Quarterly Report on Form 10-Q for the quarter ended September 25, 2026:

Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith
10.1	Sales Agreement, dated August 14, 2026, by and among Ultra Clean Holdings, Inc. and UBS Securities LLC, Barclays Capital Inc., Craig-Hallum Capital Group LLC and Oppenheimer & Co. Inc.	8-K	10.1	August 14, 2026

10.2†	Ultra Clean Holdings, Inc. Amended and Restated Stock Incentive Plan (amended and restated as of May 22, 2026)	S-8	99.1	July 10, 2026

10.3†	Employee Stock Purchase Plan (amended and restated as of May 22, 2026)	S-8	99.2	July 10, 2026

10.4†	Offer Letter between Ultra Clean Holdings, Inc. and Michael Keogh	8-K	10.1	July 8, 2026

10.5†	Transition and Garden Leave Agreement, dated August 4, 2026, between Ultra Clean Holdings, Inc. and Sheri Savage	8-K	10.1	August 6, 2026

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

ULTRA CLEAN HOLDINGS, INC.
(Registrant)
Date: October 28, 2026

	By:	/S/ JAMES XIAO
	Name:	James Xiao
	Title:	Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

Date: October 28, 2026

	By:	/S/ MICHAEL KEOGH
	Name:	Michael Keogh
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)